Form 10-K405
TEKELEC
filed 1995-03-31
CIK 790705

________________________________________________________________________________

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                 ______________

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994     COMMISSION FILE NUMBER 0-15135

                                    TEKELEC
             (Exact name of registrant as specified in its charter)

                CALIFORNIA                              95-2746131
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification Number)

              26580 WEST AGOURA ROAD, CALABASAS, CALIFORNIA 91302
    (Address of principal executive offices)                  (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (818) 880-5656
       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                        COMMON STOCK, WITHOUT PAR VALUE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES  [X]       NO  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the Common Stock on March 1, 1995 as reported on the Nasdaq National Market, was approximately $85,067,012.

         The number of shares outstanding of the registrant's Common Stock on March 1, 1995, as retroactively adjusted to reflect the registrant's March 1995 two-for-one stock split, was 9,177,696.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference into Parts II and IV of this Annual Report. Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held on May 12, 1995 are incorporated by reference into Part III of this Annual Report.

         Item 1 of this Annual Report has been omitted pursuant to Rule 12b-25 under the Securities Exchange Act of 1934 and will be filed with the Commission on or before April 14, 1995.

                                     PART I


ITEM 1.          BUSINESS.

         The information required by this Item has been omitted pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 and will be filed by amendment.


ITEM 2.          PROPERTIES.

         The Company's executive offices, as well as its principal manufacturing and diagnostic product engineering and marketing operations, are located in an approximate 58,200 square-foot facility in Calabasas, California under a lease which expires in November 2004 with an option to extend for an additional five years. The aggregate monthly rental under this lease is approximately $59,700, subject to certain periodic increases.

         The Company also occupies a 21,600 square-foot facility in Morrisville, North Carolina (the "Morrisville Facility") under a lease expiring in July
1996, and a 6,800 square-foot facility in Columbus, Ohio under a lease expiring in March 1999, primarily for engineering, product development, customer support and regional sales activities. The Company recently signed two leases for two additional facilities in Morrisville, North Carolina to provide for anticipated growth. The first is a five-year lease (cancelable by the Company under certain circumstances) for an 8,800 square-foot facility to which the Network Diagnostic Division employees of the Morrisville Facility will relocate in April 1995. The second is a seven-year lease for a 40,000 square-foot facility to which the Network Switching Division employees of the Morrisville Facility will relocate during the fourth quarter of 1995. The aggregate monthly rental under the two new leases will be approximately $32,500, subject to certain periodic increases. The Company also has eight regional sales offices occupying an aggregate of approximately 14,500 square feet under leases expiring between 1995 and 1997 in Milbrae, California; Boulder, Colorado; Lombard, Illinois; Nashville, Tennessee; Iselin, New Jersey; Irving, Texas; Reston, Virginia; and Whitby, Canada. The Company's Japanese subsidiary occupies, at a monthly rental of approximately $37,000, approximately 10,600 square feet in Tokyo under leases expiring between August 1995 and November 1996. The Company believes that its existing facilities, together with the additional facilities it has leased in Morrisville, North Carolina, will be adequate to meet its needs at least through 1995. The Company believes it will be able to obtain additional space when and as needed on acceptable terms.


ITEM 3.          LEGAL PROCEEDINGS.

         Inapplicable.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Inapplicable.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS.

         The Company's Common Stock has traded on the Nasdaq National Market under the symbol "TKLC." The following table sets forth, for the periods indicated, the high and low last reported sale prices for the Common Stock, giving effect to the March 1995 two-for-one stock split. As of March 1, 1995, there were approximately 203 record holders of the Company's Common Stock.

                                                                     High             Low
                                                                    ------           ------
             1993
             ----
                First Quarter . . . . . . . . . . . . . . . . .     $ 5.25           $ 3.375
                Second Quarter  . . . . . . . . . . . . . . . .       3.75             2.563
                Third Quarter . . . . . . . . . . . . . . . . .       6.00             2.438
                Fourth Quarter  . . . . . . . . . . . . . . . .       6.125            2.875

                                                                      High             Low
                                                                     ------           ------
             1994
             ----
                First Quarter . . . . . . . . . . . . . . . . .       4.375            3.00
                Second Quarter  . . . . . . . . . . . . . . . .       5.00             2.875
                Third Quarter . . . . . . . . . . . . . . . . .       6.75             3.75
                Fourth Quarter  . . . . . . . . . . . . . . . .      17.00             6.00

         The Company has never paid a cash dividend. It is the present policy of the Company to retain earnings to finance the future growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Certain financial covenants in one of the Company's bank line of credit agreements restrict the Company's ability to pay dividends.

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA.

         The selected consolidated financial data set forth below as of and for the years ended December 31, 1994, 1993 and 1992 are derived from, and are qualified in their entirety by reference to, the Company's audited consolidated financial statements and notes thereto which are incorporated herein by reference. The selected consolidated financial data set forth below as of and for the years ended year December 31, 1991 and 1990 are derived from audited consolidated financial statements of the Company which are not included herein.

STATEMENT OF OPERATIONS DATA                                           Year Ended December 31,
                                                       --------------------------------------------------------
    (in thousands, except per share data)                 1994       1993        1992        1991       1990
                                                       ---------   --------    --------   ---------   ---------
Revenues  . . . . . . . . . . . . . . . . . . . .      $  61,189   $ 46,856    $ 58,090   $  52,449   $ 42,148
Income (Loss) before provision for
    income taxes  . . . . . . . . . . . . . . . .          5,711    (17,101)     (6,693)      6,740      8,228
Net income (loss) . . . . . . . . . . . . . . . .          4,460    (18,543)     (8,296)      4,581      5,040
Earnings (Loss) per share*:
    Primary . . . . . . . . . . . . . . . . . . .      $    0.47   $  (2.23)   $  (1.01)  $    0.53   $   0.61
    Fully diluted   . . . . . . . . . . . . . . .           0.43      (2.23)      (1.01)       0.53       0.61
Weighted average number of shares
    outstanding*:
    Primary . . . . . . . . . . . . . . . . . . .          9,550      8,314       8,178       8,576      8,244
    Fully diluted . . . . . . . . . . . . . . . .         10,360      8,314       8,178       8,576      8,244

BALANCE SHEET DATA                                                           December 31,
                                                       --------------------------------------------------------
    (in thousands)                                        1994       1993        1992        1991       1990
                                                       ---------   --------    --------   ---------   ---------
Cash, cash equivalents and restricted cash  . . .      $   7,653   $  3,669    $ 10,067   $  17,282   $ 16,397
Working capital . . . . . . . . . . . . . . . . .         13,466      3,215      15,471      26,443     22,418
Total assets  . . . . . . . . . . . . . . . . . .         34,409     28,139      38,403      43,893     37,455
Long-term obligations . . . . . . . . . . . . . .            654        323         204         437        680
Shareholders' equity  . . . . . . . . . . . . . .         18,720     11,693      28,751      36,345     30,316

_____________________________

* Weighted average number of shares outstanding and earnings (loss) per share have been retroactively adjusted to reflect the two-for-one stock split effected March 17, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is incorporated by reference to the section of the Company's Annual Report to Shareholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing at pages 9-13 thereof.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is (i) incorporated by reference to the Consolidated Financial Statements and the notes thereto and the Report of Independent Accountants appearing at pages 15-26 of the Company's Annual Report to Shareholders or (ii) filed as Financial Statement Schedules pursuant to Item 14 of this Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Inapplicable.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1995, entitled "Election of Directors," "Executive Officers" and "Common Stock Ownership of Principal Shareholders and Management - Compliance with Section 16(a) of the Securities Exchange Act of 1934," to be filed with the Commission.


ITEM 11.         EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1995, entitled "Election of Directors - Compensation of Directors," "Executive Compensation and Other Information," "Board of Directors and Compensation Committee Reports on Executive Compensation" and "Performance Graph," to be filed with the Commission.


ITEM 12.         SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1995, entitled "Common Stock Ownership of Principal Shareholders and Management," to be filed with the Commission.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1995, entitled "Certain Relationships and Related Transactions," to be filed with the Commission.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K.

(a)


         1.      CONSOLIDATED FINANCIAL STATEMENTS*

                 . Consolidated Statements of Operations for each of the three years in the period ended December 31, 1994

                 .        Consolidated Balance Sheets as of December 31, 1994 and 1993

                 . Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 1994

                 .        Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1994

                 .        Notes to Consolidated Financial Statements

                 .        Report of Independent Accountants

         ----------
         *Incorporated in Item 8 hereof by reference to pages 15-26 of the Company's Annual
          Report to Shareholders for the year ended December 31, 1994, filed as part of
          Exhibit 13.1 hereto.

         2.      CONSOLIDATED FINANCIAL STATEMENT SCHEDULES                                            PAGE
                                                                                                       ----

                 .        Report of Independent Accountants                                            S-1

                 .        Schedule II      Valuation and Qualifying Accounts and Reserves
                                           for each of the three years in the period ended
                                           December 31, 1994                                           S-2

         Schedules which are not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

         3.      LIST OF EXHIBITS

         3.1     Amended and Restated Articles of Incorporation

         3.2     Bylaws, as amended(1)

         10.1    Amended and Restated 1984 Stock Option Plan, including forms of stock option agreements(2), as amended February 1,
                 1987(3), December 6, 1987(3), January 28, 1989(4), March 15, 1991(5) and December 1, 1991(6)(7)

         10.2    Employee Stock Purchase Plan and form of subscription agreement(8), as amended January 29, 1988(3), January 28,
                 1989(4), March 15, 1991(5), May 15, 1992(9), December 8, 1992(9), March 24, 1993(9) and October 29, 1994(7)(10)

         10.3    Amended and Restated Non-Employee Director Equity Incentive Plan, including forms of stock award certificate and nonstatutory stock option agreements(7)(11)

         10.4    1994 Stock Option Plan, including forms of stock option agreements(7)(11)

         10.5    Retirement Pension Rules of Tekelec Ltd.(7)

         10.6    Form of Indemnification Agreement between the Registrant and all directors of the Registrant(1)(7)

         10.7    Lease dated as of February 8, 1988 between the Registrant and State Street Bank and Trust Company of California,
                 N.A., not individually, but solely as an Ancillary Trustee for State Street Bank and Trust Company, a
                 Massachusetts banking corporation, not individually, but solely as Trustee for the AT&T Master Pension Trust, covering the Company's principal facilities in Calabasas, California(12)

         10.8    Form of International Distributor Agreement(13) and Schedule of Distributors

         10.9    Loan and Security Agreement dated September 14, 1993 between the Registrant and CoastFed Business Credit
                 Corporation(14), as amended by Amendment to Loan Documents dated May 18, 1994(15)

         10.10   Accounts Collateral Security Agreement dated September 14, 1993 between the Registrant and CoastFed Business Credit
                 Corporation(14)

         10.11   Equipment Collateral Security Agreement dated May 18, 1994 between the Registrant and CoastFed Business Credit
                 Corporation(15)

         10.12   Officer Severance Plan, including form of Employment Separation Agreement(7)(16)

         10.13   Consulting Agreement dated as of January 20, 1994 between the Registrant and Howard Oringer, including warrant and confidentiality agreement(7)(16)

         10.14   Warrant issued to Robert V. Adams on January 16, 1992, as amended by Amendment No. 1 dated July 24, 1993(7)(16)

         10.15   Warrant issued to Howard Oringer on January 16, 1992, as amended by Amendment No. 1 dated July 24, 1993(7)(16)

         10.16   Warrant issued to Philip Black on April 16, 1994(7)(10)

         10.17   Revolving Line of Credit Agreement dated February 10, 1994 between the Registrant and The Sumitomo Bank,
                 Limited(17)

         10.18   Distributorship Agreement dated September 16, 1994 between the Registrant and AT&T Corp.(18)

         10.19   Memo of Understanding dated October 27, 1994 between the Registrant and Stratus Computers

         11.1    Statement of Computation of Earnings per Share

         13.1    Portions of Annual Report to Shareholders for the year ended December 31, 1994

         21.1    Subsidiaries of the Registrant

         23.1    Consent of Coopers & Lybrand L.L.P.

         27.1    Financial Data Schedule

-----------------------------

   (1) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1987.

   (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1986.

   (3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-22370) filed with the Commission on June 8, 1988.

   (4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-30475) filed with the Commission on August 11, 1989.

   (5) Incorporated by reference to the Registrant's Statement on Form S-8 (Registration No. 33-40612) filed with the Commission on May 16, 1991.

   (6) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1991.

   (7) Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

   (8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-16094) filed with the Commission on December 9, 1986.

   (9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-63102) filed with the Commission on May 24, 1993.

   (10) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-87558) filed with the Commission on December 19, 1994.

   (11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-82124) filed with the Commission on July 28, 1994.

   (12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1988.

   (13) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-4123) filed with the Commission on March 19, 1986.

   (14) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1993.

   (15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1994.

   (16) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1993.

   (17) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 1994.

   (18) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1994. Confidential treatment has been granted with respect to portions of this exhibit, and such confidential portions have been deleted and filed with the Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.


(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed or required to be filed by the Registrant during the quarter ended December 31, 1994.

(C)      EXHIBITS

         See the list of Exhibits under Item 14(a)3 of this Annual Report on Form 10-K.

(D)      FINANCIAL STATEMENT SCHEDULES

         See the list of Schedules under Item 14(a)2 of this Annual Report on Form 10-K.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Calabasas, California.

                                          TEKELEC


                                          By:       PHILIP J. ALFORD
                                              -------------------------------
                                               Philip J. Alford, President

Dated:  March 31, 1995


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                          Title                           Date
         ---------                                          -----                           ----
                                                   Chairman of the Board             March   , 1995
-------------------------------------------
     Jean-Claude Asscher


     PHILIP J. ALFORD                              President and Director            March 31, 1995
-------------------------------------------
     Philip J. Alford


     ROBERT V. ADAMS                               Director                          March 31, 1995
-------------------------------------------
     Robert V. Adams


                                                   Director                          March   , 1995
-------------------------------------------
     Philip Black


     DANIEL L. BRENNER                             Director                          March 31, 1995
-------------------------------------------
     Daniel L. Brenner


     HOWARD ORINGER                                Director                          March 31, 1995
-------------------------------------------
     Howard Oringer


     JON F. RAGER                                  Director                          March 31, 1995
-------------------------------------------
     Jon F. Rager


     GILLES C. GODIN                               Vice President, Finance and       March 31, 1995
-------------------------------------------        Chief Financial Officer
     Gilles C. Godin

                      REPORT OF INDEPENDENT ACCOUNTANTS


        Our report on the consolidated financial statements of Tekelec has been incorporated by reference in this Form 10-K from page 26 of the 1994 Annual Report to Shareholders. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed under PART IV, Item 14(a)2 on page 6 of this Form 10-K.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.




Sherman Oaks, California
February 3, 1995

                                                                    SCHEDULE II

                                   TEKELEC

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


           Column A                   Column B            Column C           Column D    Column E
--------------------------------------------------------------------------------------------------
                                                          Additions
                                                   -----------------------
                                      Balance at   Charged to  Charged to               Balance at
                                      Beginning    Costs and     Other                    End of
         Description                  of Period    Expenses     Accounts    Deductions    Period
--------------------------------------------------------------------------------------------------
                                                           (thousands)
Year ended December 31, 1992:
----------------------------

Allowance for doubtful accounts        $   243      $   43         $  --        $   45     $   241
Product warranty                           241         430            --           372         299
Inventory provision                        189         463            --           184         468
Deferred tax valuation allowance            --       3,955            --            --       3,955

Year ended December 31, 1993:
----------------------------

Allowance for doubtful accounts        $   241      $   --         $  14        $   34     $   221
Product warranty                           299         254            --           273         280
Inventory provision                        468         763            --           142       1,089
Deferred tax valuation allowance         3,955       8,003            --            --      11,958

Year ended December 31, 1994:
----------------------------

Allowance for doubtful accounts        $   221      $   --         $ 161        $   64     $   318
Product warranty                           280         819            --           272         827
Inventory provision                      1,089         315            --           239       1,165
Deferred tax valuation allowance        11,958          --            --         2,462       9,496



                                           EXHIBIT INDEX

                                                                                                  Sequentially
Exhibit                                                                                             Numbered
Number                                      Description                                               Page
------                                      -----------                                           ------------
  3.1         Amended and Restated Articles of Incorporation  . . . . . . . . . . . . . . . . . . .

 10.5         Retirement Pension Rules of Tekelec Ltd.  . . . . . . . . . . . . . . . . . . . . . .

 10.8         Schedule of Distributors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 10.19        Memo of Understanding dated October 27, 1994 between the Registrant and Stratus Computers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 11.1         Statement of Computation of Earnings Per Share  . . . . . . . . . . . . . . . . . . .

 13.1         Portions of Annual Report to Shareholders for the year ended
                 December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 21.1         Subsidiaries of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . .

 23.1         Consent of Coopers & Lybrand L.L.P. . . . . . . . . . . . . . . . . . . . . . . . . .

 27.1         Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .