Form 10-K/A
period 1994-12-31
TEKELEC
filed 1995-04-12
CIK 790705

===============================================================================

                                                 The following item was the
                                                 subject of a Form 12b-25
                                                 and is included herein: Item 1.

                               FORM 10-K/A NO. 1

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES  X       NO
                                    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ---

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

                                    PART I

ITEM 1.  BUSINESS

     Tekelec designs, manufactures and markets advanced diagnostic systems and innovative network switching solutions for the global communications marketplace. The Company is a leading supplier of diagnostic systems used in the design, installation and maintenance of a broad range of communications equipment and networks. Tekelec's EAGLE STP switching platform enables operators of wireline and wireless networks to deliver Advanced Intelligent Network (AIN) services such as Caller ID, personal number calling and digital wireless services such as Personal Communications Systems (PCS) and Global Systems for Mobile (GSM). The Company sells its diagnostic systems worldwide to long distance carriers, telephone operating companies, communications equipment manufacturers, wireless and cellular network operators and government agencies. The Company's switching products have been sold primarily to U.S. independent telephone companies (ITCs) and cellular providers through the Company's direct sales force and distribution and marketing relationships with AT&T Corp. (AT&T) and Stratus Computer, Inc. (Stratus).

INDUSTRY BACKGROUND

     Deregulation and privatization worldwide have intensified competition among existing operators of public communications networks and encouraged the entrance of new service providers. At the same time, the convergence of telephony and computing is resulting in end-users demanding new and enhanced high quality communications services at lower cost. As a result, network operators are increasingly pressured to reduce the time and expense required to introduce such services. Together, these forces are creating the need for new equipment and infrastructure for both wireline and wireless networks.

  Public Networks: Increased Competition and Complexity

     In the U.S., long distance carriers and Regional Bell Operating Companies (RBOCs) are increasingly competing with one another and with new competitive service providers that have entered the local and long distance markets. The rapid growth of cellular and wireless networks has also further increased the number of communications alternatives offered to end users. In response to this environment, operators of public networks are seeking to lower their costs and differentiate themselves by rapidly introducing new services. These include high-speed data services such as Asynchronous Transfer Mode (ATM) and Frame Relay, Advanced Intelligent Network (AIN) services such as Caller ID, voice messaging, personal number calling which assigns a number to a user not a location and customized routing and billing as well as digital wireless services such as PCS and GSM.

     While communications markets are becoming increasingly competitive, a proliferation of standards and protocols is making the design and operation of communications networks more complex. Demand for high speed communications integrating voice, data and video is growing rapidly. Services based on emerging technologies, such as ATM, Frame Relay and SMDS, are being deployed while Integrated Services Digital Network (ISDN) is increasingly available to provide end-user access to combined voice and data services. In addition, network operators must also support protocols such as FDDI and Ethernet as an increasing number of Local Area Networks (LANs) are being interconnected across their Wide Area Networks (WANs).

     As a result, network operators have become more demanding of communications equipment suppliers to provide solutions that enable them to increase the overall functionality and flexibility of their networks at a lower cost.

  Diagnostic Tools

     The proliferation of standards and protocols and the increasing complexity of communications equipment is creating a need for new, more sophisticated diagnostic systems capable of simultaneously testing multiple existing and emerging technologies. Network operators use diagnostic tools to efficiently monitor network performance, simulate network services and test interoperability of equipment. In an increasingly competitive environment, network operators need diagnostic systems that can reduce time to market by shortening the testing cycles necessary to model and implement new services. In addition, network operators require advanced diagnostic solutions that verify reliability of network elements, offer flexibility to support new standards and protocols as they emerge and enable them to centralize the testing expertise within their organizations.

     Equipment manufacturers use diagnostic tools to design and test their products, such as switches, hubs and routers, for conformance to new and existing standards and to simulate network operating conditions. Manufacturers seek diagnostic tools that enable them to reduce their product development cycles and testing costs that are principal contributors to product development time and expense. Furthermore, diagnostic tools with a flexible architecture are necessary to accommodate the rapid changes in technology.

  Advanced Intelligent Network (AIN) Switching

     In response to competition, network operators are seeking to differentiate themselves by offering advanced voice and data communications services. The AIN is a network architecture and a set of standards designed to allow network operators to create, deploy and modify these services quickly and economically. AIN services represent the merging of telephony with database information through signalling. Such services include Caller ID, voice messaging, personal number calling and customized routing and billing as well as digital wireless services such as PCS and GSM.

     The enabler of AIN is a highly complex protocol called the Common Channel Signalling System No. 7 (SS7). The AIN architecture uses two separate but parallel paths: one to handle the voice or data traffic and a second to carry the signalling information for call set-up and routing (out-of-band signalling). Network operators utilize the AIN architecture to increase the efficiency of their network by offloading signalling traffic onto the SS7 network. This frees up trunk line capacity needed for revenue generating traffic. Network operators are increasingly using SS7 networks as a source of competitive advantage to introduce new services through software changes in AIN network elements rather than in central office switches. The key network elements in the AIN architecture are as follows:

          Signal Transfer Point (STP) -- An STP is a switch that handles the signalling messages used to set up telephone calls, queries external databases for routing and processing information and dispatches call handling instructions.

          Service Switching Point (SSP) -- An SSP is a component of the central office switch that sets up trunk connections. When an SSP identifies an AIN call, it routes a signalling message to the STP and awaits further instructions for call processing.

          Service Control Point (SCP) -- An SCP is a computer database that is accessed by STPs for customer call routing and other special information required for AIN services.

     Additional components of the AIN architecture include Service Creation Environments (SCE) used to create new software-based services and Service Management Systems (SMS) used for billing and administration.

     While SS7 has been available since the 1980s, to date it has been used principally to support intelligent services such as call set-up, 800 number calling and calling card verification. AIN standards and services have only recently emerged and the number and complexity of these services continues to grow. Services such as Caller ID, voice messaging, personal number calling and customized routing and billing as well as digital wireless services such as PCS and GSM, all require SS7 networking technology. ISDN, driven by the growth of the Internet and telecommuting, is also increasing the need for SS7 to provide the signalling connectivity for ISDN applications.

     The accelerating rate of introduction of these new enhanced services enabled by SS7 has placed increasing demand for functionality and capacity on the installed base of older generation STPs. These devices are, in most cases, modified central office digital switches that fundamentally were not optimized for AIN purposes. In addition, the telecommunications industry is evolving towards an architecture of more intelligent distributed switching in which the software will allow for third party developers to be involved in creating applications.

     With competition among network operators accelerating the deployment of AIN services, the strategic and economic value of sophisticated switching equipment optimized for SS7 applications is rapidly increasing. In addition, the importance of SS7 networks to network operators mandates extremely high reliability and fault tolerance from the equipment as well as higher throughput and scalability to support the rapid but unpredictable growth in enhanced AIN services. Companies that offer SS7-based products that are built on scalable, open distributed architectures and enable AIN applications can benefit from this industry shift.

PRODUCTS

  Network Diagnostic Systems

     Equipment manufacturers and network operators use the Company's diagnostic systems to perform a wide variety of simulation and analysis to detect, diagnose and isolate communications problems. The Company's proprietary simulation language enables the controlled imitation of communications devices, traffic loads, and networks. Its analysis software helps monitor, selectively capture and interpret digitized pulses transmitted through a network. Uses of the Company's products include the following:

     - Designing Communications Equipment. By simulating existing and emerging communications devices (e.g., digital switches, STPs, SCPs, routers and hubs) and protocols (e.g., ATM, SS7, ISDN, FDDI and Ethernet), the Company's products assist engineers in designing communications devices that will be compatible with, and minimize potential breakdowns of, the networks in which the devices will be deployed.

     - Ensuring Product Reliability. By simulating a wide range of operating situations, including protocol errors and other network failures, the Company's products can help ensure that communications equipment manufacturers produce devices that will operate error-free, thereby reducing costly failures after installation.

     - Verifying Certification. By executing certain standard tests, network operators and manufacturers use the Company's products to verify that communications devices meet specified standards (e.g., X.25, ISDN and SS7).

     - Monitoring Networks. By collecting and analyzing traffic, the Company's products can monitor networks on a continuous basis and provide notice of system failures.

     - Troubleshooting. By identifying the specific location and type of communication error, the Company's products can isolate which network device has failed (e.g., channel bank or PBX). The Company's products help technicians and engineers repair devices and networks promptly and minimize expensive downtime.

     The Company's principal diagnostic systems are:

     Chameleon Open. The Chameleon Open is a multiprotocol analyzer that features a flexible open architecture for a family of applications that provide simultaneous full bandwidth testing of broadband, LAN and WAN equipment and networks. It can perform tests at speeds up to 155 Mbps and currently supports a number of protocols and interfaces including ATM, SMDS, FDDI, Frame Relay, ISDN PRI, TCP/IP, X.25, T1, E1, Ethernet and Token Ring. The Chameleon Open is based on an Intel x86-based hardware platform and a UNIX operating system incorporating X-Windows, Motif, a graphical user interface. Each system supports, depending on its configuration, up to 12 network interfaces simultaneously and can be configured as either a portable or rack mounted system. Multiple systems can be networked in a LAN or WAN configuration.

     MGTS/GSMT. The MGTS/GSMT system is used primarily for SS7-based device simulation, load generation and network monitoring. In its fully configured form, the system includes Tekelec's proprietary programming tool, PASM, that can be used to design customized testing scenarios. The MGTS/GSMT software runs on Sun Microsystems and Hewlett-Packard UNIX operating systems with an X-Windows, Motif graphical user interface. The MGTS/GSMT systems support a number of protocols, including SS7, AIN, GSM, IS-41 and personal digital communications
(PDC) networks. Each unit can simulate up to 32 SS7 links or 16 network nodes simultaneously and a number of MGTS may be networked together.

     Chameleon 32 Plus. The Chameleon 32 Plus is a sophisticated diagnostic system that simulates and analyzes multiple types of communications devices and networks. Research and development users utilize the Chameleon 32 to comprehensively test ISDN primary and basic rate interfaces, SS7 and data protocols such as Frame Relay and X.25.

     List prices for the Company's principal diagnostic products range from approximately $35,000 to $150,000 depending on configuration.

  Network Switching Products

     EAGLE STP. The Company introduced the EAGLE STP in early 1992. The EAGLE STP is designed to meet the demands of SS7 switching and features a fully distributed standards-based open architecture. Its open distributed architecture, high capacity and throughput are tailored to the SS7 switching needs of common carriers, local exchange carriers and PCS and cellular operators. The EAGLE STP is economically scalable in configurations from 8 to 268 links. On-going software releases provide continual product improvement to meet the evolving needs of end users. As is required in SS7 networks, the EAGLE is sold and deployed in pairs, for redundancy. The EAGLE has the following features:

     Designed for SS7 Standards. The EAGLE STP is designed to exceed the requirements for STPs as defined by Bell Communications Research (Bellcore) and presently supports both American National Standards Institute (ANSI) and International Telephone and Telegraph Consultative Commission (CCITT) SS7 standards. Bellcore defines the standards used primarily by the RBOCS for equipment used in their networks. EAGLE is currently undergoing initial technical audit by Bellcore. See "-- Sales, Marketing and Support."

     Powerful, Distributed Architecture. The EAGLE STP features a fully distributed, open architecture, utilizing Intel x86 microprocessors. The performance of the product results from its uniquely distributed architecture and the elimination of central processors. In the EAGLE STP, all SS7 network intelligence, including SS7 routing information, is distributed among up to 134 signalling interfaces, each with its own dedicated processor. Each interface is interconnected via a high speed, redundant bus subsystem. The bus subsystem utilizes two, counter-rotating 125 Mbps busses and features proprietary switching and buffering algorithms, which minimize collision and guarantee message delivery between all attached interfaces. All interfaces attached to the bus subsystem are hot-swappable, so that interface repair or replacement does not affect system operation.

     Open Software Architecture. The EAGLE STP's software is fully modular and written entirely in industry standard programming languages. All software is released in complete versions, eliminating the need for interim patching in order to minimize the potential for errors. EAGLE STP software is optimized for the capacity and redundancy features of the host hardware. Users of the EAGLE STP can add functionality and services to their network, utilizing the EAGLE STP's open software interfaces.

     Ease of Operation and Maintenance. EAGLE STP installations generally do not require any enhancements to the central office's power supply, cooling system or flooring and require less than 36 square feet of space. An EAGLE STP can usually be installed in less than one week. No scheduled maintenance is required to support the EAGLE STP, eliminating the requirement for on-site personnel.

     Prices for a pair of EAGLE STPs typically range from approximately $250,000 to $2,000,000, depending on configuration and associated software applications.

  Compliance with Industry Standards

     The Company's products are designed to meet a significant number of standards and regulations, some of which are evolving as new technologies are deployed. In the United States, the Company's products must comply with various regulations defined by the Federal Communications Commission (FCC) and Underwriters Laboratories as well as standards established by Bellcore and the ANSI. Internationally, the Company's products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the CCITT and the International Standards Organization
(ISO). The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving standards could have a material adverse effect on the Company's business and operating results.

PRODUCT DEVELOPMENT

     The communications market is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Standards for new services such as ATM, AIN and PCS are still evolving. As these standards and the demand for services and applications evolve, the Company intends to adapt its products or develop and support new products. The Company solicits product development input through discussions with users of the Company's products, as well as participation in industry organizations and international standards committees such as the ATM Forum and European Telecommunications Standards Institute (ETSI).

     The Company's diagnostic product development activities are focused on expanding the capabilities of the Chameleon Open, including its interfaces and software modules, and the protocol capabilities for emerging technologies such as ATM and AIN. From time to time the Company engages in development projects for special applications for customers. The Company is usually free to use such technology in future products which are not competitive with the specific application for which the development work was performed.

     The Company's network switching product development group has as its priority the release of new software versions to incorporate enhancements desired by customers and compliance with standards to enable EAGLE to address additional domestic and international markets. In addition, the Company plans continued improvement of hardware components to improve performance and capability.

     The Company utilizes a common standards-based open architecture approach in the design of its products. This approach facilitates and accelerates the development of new applications and products and permits the Company to enhance existing products by substituting new hardware or software modules. This modular approach also helps to extend the life cycles of the Company's products, ensure compatibility among successive generations of products and simplify manufacturing.

     The Company's success depends to a substantial degree upon its ability to respond to changes in technology, industry standards and customer requirements. This will require the timely selection, development and marketing of enhancements and new products on a cost-effective basis. The Company has invested and expects to continue to invest substantial resources in the development of new products and technology and product enhancements. There can be no assurance that the Company's product development efforts will result in commercially successful new or enhanced products or that the Company's products will not be rendered obsolete or noncompetitive by changing technology or new competitive products.

     Products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Such errors have occurred in the past. While the Company's products have not experienced any significant errors, such errors, particularly those that result in a failure of the Company's switching products, could have a material adverse effect on the Company's customer relationships, business and operating results. There can be no assurance that, despite thorough testing by the Company and by customers, errors will not be found in the Company's products.

     Product development includes expenditures for research and development, new product design, enhancement of existing products, and selective acquisition of technology. Research and development expenses amounted to approximately $16.2 million, $17.6 million, and $12.0 million, in 1992, 1993 and 1994, respectively. The Company has also capitalized certain additional software development costs totalling approximately $2.6, $165,000 and $0 in 1992, 1993 and 1994, respectively. These costs are amortized over a period not to exceed three years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes A, E and I to Consolidated Financial Statements.

     The Company's development facilities are located in California, North Carolina, Ohio and Japan. As of March 1, 1995, the Company had 110 persons engaged full time in product development. The Company believes that recruiting and retaining highly skilled engineering personnel is essential to its success. To the extent that the Company is not successful in attracting and retaining its technical staff, its business and operating results would be adversely affected.

SALES, MARKETING AND SUPPORT

     The Company's strategy for its diagnostic products is initially to target customers' research and development departments designing the next generation of communications equipment and then to target the manufacturing groups and ultimate users as equipment is manufactured, certified and installed. This strategy permits the Company to gain expertise in testing emerging technologies in the early stages of their life cycles.

     The Company's sales strategy for its EAGLE switching product is to maintain its leadership position in the U.S. ITC and cellular markets and to pursue selected international opportunities and new customer relationships including RBOCs. Current and future strategic alliances will continue to be an integral component of the strategy to reach broader markets and attain greater market presence. The network switching sales cycle ranges from three to twelve months depending on the complexity of a customer's planning, bidding and implementation requirements.

     In order to penetrate the portion of the public carrier market dominated by the RBOCs, it is important that ongoing technical audits of the EAGLE STP be conducted by Bellcore to help the Company ensure interoperability with the operations, administration, maintenance and provisioning systems used by the RBOCs to manage their networks. Bellcore is currently in the process of conducting its initial technical audit, and upon completion a copy of the technical auditing report will be available to the Company. Bellcore does not endorse or certify any product or service or guaranty its performance. Failure or delay in obtaining favorable technical audit results could have a material adverse effect on the Company's ability to sell EAGLE STP to this large segment of the communications carrier market.

     Domestic Distribution. The Company sells its diagnostic and switching products in the U.S. principally through separate direct sales forces and, for the EAGLE STP, also through strategic relationships with AT&T and Stratus. The Company's direct sales forces operate out of the Company's headquarters in Calabasas, California and its regional offices located in Colorado, Illinois, New Jersey, North Carolina, Northern California, Tennessee, Texas and Virginia.

     International Distribution. The Company sells its diagnostic products internationally through a network of 26 distributors and two wholly owned subsidiaries in Japan and Canada. The Company's Japanese subsidiary, which presently sells only diagnostic products, generated approximately 22%, 25% and 20% of the Company's revenues for 1992, 1993 and 1994, respectively. The Company currently sells its switching products internationally through its direct sales force.

     Tekelec-Airtronic, S.A., an affiliate of the Company, and its wholly owned subsidiaries are the distributors of the Company's products in France, Italy, Germany, The Netherlands, Belgium, Luxembourg, Portugal and Spain. Twenty-one additional independent companies distribute the Company's products in other Western European countries, the Far East (other than Japan), New Zealand, the Middle East, South America and South Africa. Distributors typically purchase products directly from the Company pursuant to agreements that are exclusive for a particular territory and are cancelable by either party upon 90 days notice.

Export sales to international distributors accounted for approximately 17%, 19% and 14% of revenues in 1992, 1993 and 1994, respectively.

     The Company typically invoices export sales in U.S. dollars and its foreign subsidiaries invoice sales in their respective local currency. International sales are subject to inherent risks, including longer payment cycles, unexcepted changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and distributors, greater difficulty in accounts receivable collection and potentially adverse tax consequences. Additionally, exchange rate fluctuations on foreign currency transactions and translations arising from international operations may contribute to fluctuations in the Company's business and operating results. Fluctuations in exchange rates could also affect demand for the Company's products. In addition, due to the technical nature of the Company's products, certain of the Company's export sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. The Company's products are subject, in certain international jurisdictions, to reduced protection for the Company's copyrights and trademarks. See Notes A, D and M to Consolidated Financial Statements.

     Strategic Relationships. The Company believes that it can improve market penetration and acceptance for its EAGLE products through strategic relationships with leading communications equipment suppliers. These suppliers have long-standing relationships with public carriers and provide a broad range of services to these carriers through their existing sales and support networks. Tekelec seeks strategic relationships that (i) enhance the Company's presence in its target markets, (ii) offer products that complement the EAGLE to provide value-added networking solutions and (iii) leverage the Company's core technologies enabling the communications equipment suppliers to develop enhanced products with market differentiation that can be integrated with the EAGLE platform.

     The Company has a non-exclusive distribution agreement with AT&T and a marketing agreement with Stratus for the EAGLE STP. The Company believes that its relationships with AT&T and Stratus demonstrate recognition of the technical advantages of the EAGLE STP. The Company believes that these agreements provide the Company with additional opportunities to penetrate the SS7 network switching marketplace. Through the Company's relationships with AT&T and Stratus, the Company has enhanced its market presence and its ability to access leading telephone companies such as the RBOCs. In general, these agreements can be terminated by either party on limited notice and do not require minimum purchases. Furthermore, AT&T is not precluded from selling products that are competitive with the Company's products. A termination of the Company's relationship with AT&T or the sale of competing products by AT&T could materially and adversely affect the Company's business and operating results.

     Advertising and Promotion. The Company uses advertising in trade journals, exhibitions at trade shows and direct mail to promote awareness of the Company and its products. The Company has been most successful in generating sales through demonstrations of its products and, therefore, focuses its advertising and promotional activities on generating opportunities for demonstrations. The Company also provides extensive training for, and merchandising aids to, its direct sales force and distributors. These include sales brochures, demonstration systems and promotional product literature. In order to support the Company's marketing efforts, the Company also publishes a newsletter for its customers and distributors.

     Services, Support and Warranty. The Company believes that customer service, support and training are important to building and maintaining strong customer relationships. The Company services, repairs and provides technical support for its products. The Company maintains an in-house repair facility and provides ongoing training and telephone assistance to customers and international distributors from its headquarters in Calabasas, California, certain U.S. regional offices and its Japanese subsidiary. The Company's Technical Assistance Center in Raleigh, North Carolina, supports the Company's switching products on a 24 hour-a-day, seven day-a-week basis. Support services include 24-hour technical support, remote access diagnostic and servicing capabilities, extended maintenance and support programs, comprehensive technical customer training, extensive customer documentation, field installation and emergency replacement. The Company typically warrants its products against defects in materials and workmanship for one year after the sale and thereafter offers extended service warranties. To date, warranty expenses have been consistently within management's expectations.

CUSTOMERS

     During 1994, the Company shipped approximately 850 units of its diagnostic products to over 160 customers worldwide and 23 pairs of EAGLE STPs to 18 customers. The Company's customers include end users and marketing intermediaries. End users for the Company's diagnostic products include long distance carriers, telephone operating companies, equipment manufacturers and government agencies. End users for the Company's EAGLE STP consist primarily of U.S. ITCs and cellular providers.

     The Company's diagnostic business is substantially dependent on repeat business and, therefore, customer satisfaction and loyalty are crucial to its long-term success. Sales of diagnostic products to Nippon Telegraph & Telephone
(NTT) accounted for 13% of the Company's 1994 revenues. No other customer accounted for more than 10% of the Company's revenues in 1994.

     The top 20 end-user customers for the Company's diagnostic systems during 1994 were:


     Ameritech Corporation                          MCI Telecommunications Corporation
     AT&T                                           Morgan Guaranty Trust Company
     Bell Atlantic Corporation                      Motorola, Inc.
     Bell Northern Research                         NEC America, Inc.
     BellSouth Corporation                          NTT
     Boston Technology, Inc.                        SBC Communications, Inc.
     DCS Communications Corporation (DSC)           Siemens AG
     Fujitsu Network Switching of America, Inc.     Sprint Corporation
     GTE Corporation                                U.S. Government Agencies
     LORAL Space Information Systems                U S WEST Communications, Inc.

     The top 10 end-user customers for the Company's EAGLE STP product during 1994 were:

     Ameritech Cellular                             SBC Communications, Inc.
     ComNet                                         Telstra
     GTE Intelligent Network Services, Inc.         Thunder Bay Telephone Company
     Interstate Fibernet                            Transaction Network Systems, Inc.
     McCaw Cellular Communications, Inc./AT&T       U.S. Signal, Inc.

     Federal and state agencies, including the FCC, regulate many of the Company's domestic customers. The FCC and a majority of the states have enacted or are considering regulations based upon alternative pricing methods. Uncertainty regarding future pricing policies and the cost effectiveness of deploying public network services may affect demand for communications products, including the Company's products. However, the Company believes that deregulation of the telecommunications market and new methods of price regulation could increase the demand for products such as those offered by the Company which enhance the efficiency of the network or allow the expedited introduction of new revenue-producing services.

BACKLOG

     Orders for the Company's diagnostic products are usually placed by customers on an as-needed basis, and the Company has typically been able to ship these products in 15 to 30 days after the receipt of the purchase order. Backlog for switching products typically consists of contracts or purchase orders for both product delivery scheduled within the next 12 months and EAGLE STP extended service warranty to be provided over the next three years. Because of variations in the magnitude and duration of orders received by the Company, and customer delivery requirements, which may be subject to cancellation or rescheduling, the Company's backlog at any particular date may not be a meaningful indicator of future financial results. At December 31, 1994, the Company's backlog amounted to approximately $18.1 million, of which $8.6 million related to EAGLE STP service warranty. This compared to $9.9 million at December 31, 1993, of which $3.1 million related to EAGLE STP service warranty.

MANUFACTURING

     The Company's manufacturing operations consist of the procurement and inspection of components, final assembly, burn-in, quality control testing and packaging. Printed circuit boards, chassis and most of the other major components used in the Company's products are subassembled to the Company's specifications by independent contractors with whom the Company generally has had long-standing working relationships. The assembled components are then delivered to the Company's production facilities for final assembly, quality control testing and product configuration, including software installation. The Company's products incorporate the Company's proprietary software as well as software licensed from third parties. The Company believes that its use of independent contractors for subassembly coupled with in-house final assembly improves production planning, increases efficiency, reduces costs and improves quality.

     The Company has a computerized manufacturing inventory control system which integrates and monitors purchasing, inventory control and production. The Company's quality control process tests for reliability and conformance with product specifications and utilizes certain automated software test procedures. The Company received ISO 9002 certification from Bellcore in February 1995.

     The Company generally uses industry standard components for its products which are available from multiple sources; however, a few key components, such as certain microprocessors, video displays and power supplies, are currently only available from single suppliers. Vendor supply agreements often include provisions requiring the vendor to maintain a specified level of key components. The Company believes that inventory levels of key components, including those maintained by vendors, are adequate. In addition, should any components become unavailable the Company believes that functionally similar, if not identical, components could be obtained, and any necessary internal redesign accomplished, without materially adversely impacting the Company. To date, the Company has not experienced any significant delays in obtaining components from its suppliers and independent contractors. However, the electronics industry is subject to rapid technological change. Components become obsolete and are discontinued by manufacturers as new succeeding generations are introduced. An inability to obtain essential components, if prolonged, could materially adversely affect the Company's business and operating results and damage customer relationships.

COMPETITION

     Diagnostic Products. The communications diagnostic market is intensely competitive and subject to rapid technological change and evolving industry standards. The Company primarily competes in the high performance segment of the market. Its principal competitor is Hewlett-Packard. The Company also competes with a number of other manufacturers, some of which have greater financial, marketing, manufacturing and technological resources than the Company. The Company believes that its long-term success will depend in part on its ability to be a leader in offering products for new emerging industry standards and to offer a broad line of integrated applications.

     The Company believes that the principal competitive factors in the communications diagnostic market in which the Company competes are product performance, functionality and reliability, timely introduction of new products, marketing and distribution capability and customer service and support. The Company anticipates that the price/performance characteristics and breadth of integrated product applications will become increasingly important competitive factors. Although price has not been a major factor, the Company anticipates increased price competition in the future. The Company believes that it competes favorably, although there can be no assurance that new or established competitors will not offer products superior to or lower in price than those of the Company.

     Network Switching Products. The market for STPs is highly competitive and has been highly concentrated among a limited number of dominant suppliers. The Company expects competition to increase in the future from existing and new competitors. The Company presently competes with Northern Telecom Limited, DSC, Ericsson and Alcatel, all of whom have significantly greater financial, marketing, manufacturing and other resources and larger installed customer bases than the Company. The Company believes that its long-term success will depend on its ability to penetrate the major telephone companies, offer products with the best price/performance profile and be responsive to customers' needs for new features and services.

     The Company believes that the principal competitive factors in the network switching products market are product price/performance characteristics and reliability, customer service and support and the supplier's financial resources, marketing and distribution capability. The Company anticipates that responsiveness in adding new features will become an increasingly important competitive factor. While the Company's competitors have greater financial resources, the Company believes it competes favorably in other respects. However, there can be no assurance that new entrants or established competitors with greater financial resources have not or will not offer products superior in performance, quality, service and support to, and/or lower in price than, those of the Company.

INTELLECTUAL PROPERTY

     The Company relies on a combination of trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The Company does not hold any patents with respect to its products. The Company has entered into confidentiality and invention assignment agreements with its employees, and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers among others so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of the Company's technologies or independent third-party development of similar technologies. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. The Company believes that, because of the rapid pace of technological change in the communications market, legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the quality of support services provided by the Company.

     The communications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. There are no currently pending material claims that the Company's products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that the Company will not receive communications from third parties in the future asserting that the Company's products infringe or may infringe the proprietary rights of third parties. In its distribution agreements and certain of its major customer agreements, the Company agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on reasonable commercial terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business and operating results would be materially adversely affected.

EMPLOYEES

     At March 1, 1995, the Company had 310 employees, comprising 122 in sales, marketing and support, 44 in manufacturing, 110 in research, development and engineering and 34 in management, administration and finance. The Company believes that its future success will depend in part on its ability to attract, motivate and retain highly qualified personnel. Many employees hold stock options and participate in an employee stock purchase plan. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company believes that its employee relations are excellent.

                                    GLOSSARY

AIN (Advanced Intelligent
Network)......................   Bellcore's set of standards for advanced
                                 intelligent services for the telephone networks of Regional Bell Operating Companies.

ATM (Asynchronous Transfer
Mode).........................   A broadband, low-delay, packet-based switching
                                 and multiplexing technique. Usable capacity is segmented into fixed-size cells, consisting of header and information fields, allocated to services on demand.

BRI (Basic Rate Interface)....   One interface type used to access the
                                 Integrated Services Digital Network. The BRI interface allows two simultaneous calls across a single pair of copper wires.

CCITT (International Telephone
and Telegraph Consultative
  Committee)..................   A United Nations organization which establishes
                                 international telecommunications standards.

E1............................   The European telecommunications standard
                                 defining circuits that operate at speeds of
                                 2.048 Mbps, similar to T1 lines in the United
                                 States.

Ethernet......................   A standard set of specifications for a
                                 particular type of LAN that employs baseband signalling (single signal on a cable) and has a transmission rate of 10 Mbps.

FDDI (Fiber Distributed Data
  Interface)..................   A standard for operating fiber optic-based LANs
                                 at 100 Mbps used for high speed and backbone applications.

Frame Relay...................   A variable length packet-based transmission
                                 technology that is used to transmit data at speeds up to 2 Mbps.

GSM (Global Systems for
Mobile).......................   The standard for a set of protocols for digital
                                 wireless initially deployed in Europe.

ISDN (Integrated Services
Digital Network)..............   Public digital communications services
                                 supporting a wide range of data, voice and image services accessed by standard interfaces integrated with customer control.

IS-41.........................   One of the Interim Standards for North American
                                 mobile applications for digital cellular.

LAN (Local Area Network)......   A type of high-speed data communications
                                 arrangement in which multiple computer and related products in an office or campus environment are connected by means of a standard transmission medium (typically coaxial cable, twisted-pair wire or optical fiber).

Mbps (Megabits per second)....   A measurement unit, equal to 1,048,576 bits per
                                 second, used to describe data transfer rates as a function of time.

MSC (Mobile Switching
  Center).....................   A switch that coordinates trunk call set-up to
                                 and from users in a digital cellular network.

Packet Switching..............   A data transmission technique whereby user
                                 information is segmented and routed in discrete data envelopes called packets, each with its own appended control information for routing, sequencing and error checking.

PCS (Personal Communications
  Services)...................   A set of evolving standards and protocols
                                 providing for the concept of one number per user and associated advanced intelligent services regardless of location primarily involving mobile communications.

PDC (Personal Digital
  Communications).............   A set of protocol standards for Japanese
                                 digital cellular mobile network promulgated by NEC.

Primary Rate Interface
(PRI).........................   A T1 or E1 circuit used to carry 23 or 30 ISDN
                                 calls, respectively. In an ISDN PRI, a single channel is used for signalling for calls placed on all of the other channels in the T1 or E1 circuit.

protocol......................   A formal set of standards governing the
                                 establishment of a communications link and controlling the format and timing of transmissions between two devices.

signalling....................   The process by which digital information is
                                 exchanged to establish, control and manage connections in a network.

SCP (Service Control Point)...   A computer database that is accessed by STPs
                                 for customer call routing information.

SMDS (Switched Multi-megabit
Data Service).................   A communications service providing high speed
                                 (up to TS3), connectionless data transport.

SS7 (Common Chanel Signalling
  System No. 7)...............   A complex protocol which governs signalling
                                 between certain devices in a digital telephone network.

SSP (Service Switching
Point)........................   An SSP is a component of the central office
                                 switch that sets up trunk connections. When an SSP identifies an AIN call, it routes a signalling message to the STP and awaits further instructions for call processing.

STP (Signal Transfer Point)...   An STP is a switch that handles the signalling
                                 messages used to set up telephone calls, queries external databases for routing and processing information and dispatches call handling instructions.

T1............................   The North American telecommunications standard
                                 defining a circuit that multiplexes and
                                 switches 24 channels and operates at speeds of
                                 1.544 Mbps (T3 is the equivalent of 27 T1 circuits).

WAN (Wide Area Network).......   A network that extends beyond the distance that
                                 can be accommodated by local cabling methods. A
                                 WAN typically utilizes public carrier services to connect sites, which may span a city, state, country or the world.

X.25..........................   A protocol for transfer of information across
                                 packet data networks. X.25 was the first packet data technology to be widely implemented.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Calabasas, California.

                                        TEKELEC


                                        By:  /s/ PHILIP J. ALFORD
                                            --------------------------------
                                                 Philip J. Alford, President
Dated:  April 12, 1995