Form 10-Q
period 1995-03-31
TEKELEC
filed 1995-05-15
CIK 790705

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15135

                                    TEKELEC
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                       95-2746131
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

               26580 W. AGOURA ROAD, CALABASAS, CALIFORNIA 91302
             (Address and zip code of principal executive offices)

                                 (818) 880-5656
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No [ ]

         As of May 2, 1995, there were 9,331,072 shares of the registrant's common stock, without par value, outstanding.

                                Total number of pages in this report: 16
                                Index to Exhibits is on Page:         15

                                    TEKELEC

                                   FORM 10-Q

                                     INDEX




                                                                                            PAGE
                                                                                            ----
PART I -- FINANCIAL INFORMATION
- -------------------------------
Item 1.          Consolidated Financial Statements

                          Consolidated Balance Sheets at March 31, 1995
                          and December 31, 1994                                                3

                          Consolidated Income Statements for the three
                          months ended March 31, 1995 and 1994                                 4

                          Consolidated Statements of Cash Flow for the three
                          months ended March 31, 1995 and 1994                                 5

                 Notes to Consolidated Financial Statements                                    6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                           9

PART II -- OTHER INFORMATION
- ----------------------------

Item 6.          Exhibits and Reports on Form 8-K                                             13

SIGNATURES                                                                                    14
- ----------

PART  I -- FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                                    TEKELEC
                          CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,             December 31,
                                                                  1995                    1994
                                                                ---------             ------------
                                                                  (thousands, except share data)
                                  ASSETS                        (unaudited)            (audited)
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . .         $  6,962                $  6,653
    Restricted cash   . . . . . . . . . . . . . . . . .            1,000                   1,000
    Accounts and notes receivable, less
      allowances of $336 and $318, respectively   . . .           14,408                  14,215
    Inventories   . . . . . . . . . . . . . . . . . . .            6,164                   4,391
    Amounts due from related parties  . . . . . . . . .            2,023                   1,538
    Prepaid expenses  . . . . . . . . . . . . . . . . .              597                     704
                                                                --------                --------
         Total current assets . . . . . . . . . . . . .           31,154                  28,501
Property and equipment, net . . . . . . . . . . . . . .            4,946                   4,794
Technology, net . . . . . . . . . . . . . . . . . . . .              228                     423
Other assets  . . . . . . . . . . . . . . . . . . . . .              726                     691
                                                                --------                --------
         Total assets . . . . . . . . . . . . . . . . .         $ 37,054                $ 34,409
                                                                ========                ========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings and current portion
         of long-term debt  . . . . . . . . . . . . . .         $  1,270                $  1,366
    Trade accounts payable  . . . . . . . . . . . . . .            4,557                   4,005
    Accrued expenses  . . . . . . . . . . . . . . . . .            3,901                   3,213
    Accrued payroll and related expenses  . . . . . . .            2,145                   4,132
    Deferred revenues   . . . . . . . . . . . . . . . .            1,805                   1,412
    Current portion of other obligations  . . . . . . .              217                     312
    Income taxes payable  . . . . . . . . . . . . . . .              441                     595
                                                                --------                --------
         Total current liabilities  . . . . . . . . . .           14,336                  15,035
Long-term debt  . . . . . . . . . . . . . . . . . . . .              560                     620
Long-term portion of other obligations  . . . . . . . .               15                      34
                                                                --------                --------
         Total liabilities  . . . . . . . . . . . . . .           14,911                  15,689
                                                                --------                --------
SHAREHOLDERS' EQUITY:
    Common stock, without par value,
      50,000,000 shares authorized; 9,322,682 and
      9,022,612 shares issued and outstanding,
      respectively  . . . . . . . . . . . . . . . . . .           16,964                  15,940
    Retained earnings   . . . . . . . . . . . . . . . .            1,547                      79
    Cumulative translation adjustment   . . . . . . . .            3,632                   2,701
                                                                --------                --------
         Total shareholders' equity . . . . . . . . . .           22,143                  18,720
                                                                --------                --------
         Total liabilities and shareholders' equity . .         $ 37,054                $ 34,409
                                                                ========                ========



See notes to consolidated financial statements.

                                    TEKELEC
                         CONSOLIDATED INCOME STATEMENTS
                                  (unaudited)


                                                                      Three Months Ended
                                                                          March 31,
                                                               ------------------------------
                                                                   1995              1994
                                                                 -------           -------
                                                             (thousands, except per share data)
REVENUES (including sales to related parties of
    1995 - $1,836 and 1994 - $927)  . . . . . . . . . . . .      $18,630           $12,986

COSTS AND EXPENSES:
    Cost of goods sold  . . . . . . . . . . . . . . . . . .        6,207             4,740
    Research and development  . . . . . . . . . . . . . . .        3,357             2,772
    Selling, general and administrative   . . . . . . . . .        6,776             4,943
                                                                 -------           -------
         Total costs and expenses . . . . . . . . . . . . .       16,340            12,455

Income from operations  . . . . . . . . . . . . . . . . . .        2.290               531
    Interest and other income (expense), net  . . . . . . .         (170)             (288)
                                                                 -------           -------
Income before provision for income taxes  . . . . . . . . .        2,120               243
    Provision for income taxes  . . . . . . . . . . . . . .          652               117
                                                                 -------           -------
         NET INCOME . . . . . . . . . . . . . . . . . . . .      $ 1,468           $   126
                                                                 =======           =======

EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . .
    Primary   . . . . . . . . . . . . . . . . . . . . . . .      $  0.14           $  0.01
    Fully diluted   . . . . . . . . . . . . . . . . . . . .         0.13              0.01

WEIGHTED AVERAGE NUMBER OF SHARES . . . . . . . . . . . . .
    Primary   . . . . . . . . . . . . . . . . . . . . . . .       10,795             8,558
    Fully diluted   . . . . . . . . . . . . . . . . . . . .       10,913             8,558





See notes to consolidated financial statements.

                                    TEKELEC
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                             --------------------------
                                                                               1995              1994
                                                                             -------            -------
                                                                                     (thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . .              $ 1,468            $   126
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . .                1,095              1,112
    Changes in current assets and liabilities:
      Accounts and notes receivable   . . . . . . . . . . . . .                  108             (1,597)
      Inventories   . . . . . . . . . . . . . . . . . . . . . .               (1,633)             1,154
      Amounts due from related parties  . . . . . . . . . . . .                 (485)                18
      Prepaid expenses  . . . . . . . . . . . . . . . . . . . .                  123                589
      Trade accounts payable  . . . . . . . . . . . . . . . . .                  423             (1,462)
      Accrued expenses  . . . . . . . . . . . . . . . . . . . .                  650               (579)
      Accrued payroll and related expenses  . . . . . . . . . .               (2,029)            (1,471)
      Deferred revenues   . . . . . . . . . . . . . . . . . . .                  393                (87)
      Income taxes payable  . . . . . . . . . . . . . . . . . .                 (199)              (484)
                                                                             -------            -------
         Total adjustments  . . . . . . . . . . . . . . . . . .               (1,554)            (2,807)
                                                                             -------            -------
         Net cash (used in) operating activities  . . . . . . .                  (86)            (2,681)
                                                                             -------            -------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property and equipment  . . . . . . . . . . . .                 (912)              (215)
    Decrease (Increase) in other assets   . . . . . . . . . . .                  (17)                38
                                                                             --------           -------
         Net cash (used in) investing activities  . . . . . . .                  (929)             (177)
                                                                             --------           -------
CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from (Payments of) short-term borrowings   . . . .                   (96)            1,046
    Repayment of long-term debt   . . . . . . . . . . . . . . .                   (60)              ---
    Repayment of other obligations  . . . . . . . . . . . . . .                  (115)              (71)
    Proceeds from issuance of common stock  . . . . . . . . . .                 1,024               157
                                                                             --------           -------
         Net cash provided by financing activities  . . . . . .                   753             1,132
                                                                             --------           -------
Effect of exchange rate changes on cash . . . . . . . . . . . .                   571               374
                                                                             --------           -------
    Net change in cash and cash equivalents   . . . . . . . . .                   309            (1,352)
Cash and cash equivalents at beginning of period  . . . . . . .                 6,653             3,669
                                                                             --------           -------
Cash and cash equivalents at end of period  . . . . . . . . . .              $  6,962           $ 2,317
                                                                             ========           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . .              $     85           $    89
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                   872               549




See notes to consolidated financial statements.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


A.  BASIS OF PRESENTATION

         The consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 1994, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the Company's financial condition, operating results and cash flows for the interim periods.

         The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

         The Company operates under a thirteen-week calendar quarter. However, for financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the three months ended March 31, 1995 and 1994 are for the thirteen weeks ended March 31, 1995 and April 1, 1994, respectively.

         Earnings per share are computed using the weighted average number of shares outstanding and dilutive common stock equivalents (options and warrants).

         On March 17, 1995, the Company effected a two-for-one split of its common stock. All references to numbers of shares and per share amounts have been restated to reflect the stock split.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1994 and the notes thereto in the Company's Annual Report to Shareholders for the year ended December 31, 1994.

B.  RESTRICTED CASH

         At March 31, 1995, the Company's Japanese subsidiary had $1.0 million of restricted cash included in current assets, which represents cash on deposit at a bank in Japan as collateral for outstanding short-term borrowings in the U.S. under a $2.0 million line of credit. See Note F.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

C.  CERTAIN BALANCE SHEET ITEMS

            The components of inventories are:

                                                                     MARCH 31,         December 31,
                                                                       1995                1994
                                                                     ---------         ------------
                                                                              (thousands)
         Raw materials.....................................           $3,256              $2,197
         Work in process...................................            1,727               1,246
         Finished goods....................................            1,181                 948
                                                                      ------              ------
                                                                      $6,164              $4,391
                                                                      ======              ======

             Property and equipment consist of the following:

         Manufacturing and development equipment...........           $  8,776            $  8,567
         Furniture and office equipment....................              5,058               5,022
         Demonstration equipment...........................              3,735               3,249
         Leasehold improvements............................              1,330               1,257
                                                                      --------            --------
                                                                        18,899              18,095

         Less, accumulated depreciation and amortization...            (13,953)            (13,301)
                                                                      --------            --------
         Property and equipment, net.......................           $  4,946            $  4,794
                                                                      ========            ========

D.    RELATED PARTY TRANSACTIONS

         The following is a summary of the transactions between the Company and a foreign affiliate controlled by the Company's Chairman of the Board:

                                                                       Three Months Ended
                                                                            March 31,
                                                                     ----------------------
                                                                      1995            1994
                                                                     ------           -----
                                                                           (thousands)
           Product sales ..................................          $1,836           $927
           Purchases of inventory .........................               2              2

E.   INCOME TAXES

         For the three months ended March 31, 1995, the Company had an effective tax rate of 31%, compared to 48% in the first quarter of 1994. The provisions for both periods were principally foreign taxes on the income of the Company's Japanese subsidiary. In both periods, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

F.   BORROWINGS

         The Company has a $7.5 million line of credit and a $2.0 million line of credit with U.S. banks and lines of credit aggregating $3.9 million available to the Company's Japanese subsidiary from various Japan-based banks.

         The Company's $7.5 million line of credit with a U.S. bank is collateralized by substantially all of the Company's assets, bears interest at the U.S. prime rate (9.0% at March 31, 1995) plus 2.5% per annum and expires September 30, 1995, if not renewed. Maximum borrowings available under the line of credit are based on eligible accounts receivable and amounted to $6.7 million at March 31, 1995, of which $30,000 was then outstanding. This line of credit includes a $1.0 million long-term credit facility payable in 47 monthly installments of $20,000 each which began in June 1994 and a final installment of $60,000 due in May 1998, or upon the expiration of the underlying $7.5 million line of credit, if not renewed. At March 31, 1995, $800,000 was outstanding under this long-term facility, of which $560,000 was included under long-term debt.

         In February 1994, the Company established a $2.0 million line of credit with a U.S. bank, collateralized by restricted cash deposits in Japan, with interest at the U.S. prime rate plus 0.375% per annum. This line of credit expires May 31, 1995, if not renewed. Borrowings at any time may not exceed the cash amount on deposit. At March 31, 1995, $1.0 million was outstanding under this line of credit.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.9 million with interest at the Japanese prime rate (3% at March 31, 1995) plus 0.125% per annum which expire between May 29, 1995, and March 31, 1996, if not renewed. There have been no borrowings under these lines of credit.

G.   MAJOR CUSTOMERS

         Sales to Nippon Telegraph & Telephone amounted to 17% and 14% of revenues for the first quarter of 1995 and 1994, respectively. Sales to AT&T including sales under the Company's distribution agreement with AT&T amounted to 11% of revenues for the first quarter of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and by the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report to Shareholders for the year ended December 31, 1994. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that income statement items bear to total revenues:

                                                     Percentage of Revenues
                                                     ----------------------
                                                      Three Months Ended
                                                          March 31,
                                                     ---------------------
                                                     1995             1994
                                                     ----             ----
    Revenues  . . . . . . . . . . . . . . . .       100.0%            100.0%
    Cost of goods sold  . . . . . . . . . . .        33.3              36.5
                                                    -----             -----
    Gross profit  . . . . . . . . . . . . . .        66.7              63.5

    Research and development  . . . . . . . .        18.0              21.3
    Selling, general & administrative   . . .        36.4              38.1
                                                    -----             -----
    Total operating expenses  . . . . . . . .        54.4              59.4
                                                    -----             -----

    Income from operations  . . . . . . . . .        12.3               4.1

    Interest and other income (expense), net         (0.9)             (2.2)
                                                    -----             -----
    Income before provision for
      income taxes.   . . . . . . . . . . . .        11.4               1.9
    Provision for income taxes  . . . . . . .         3.5               0.9
                                                    -----             -----
    Net income  . . . . . . . . . . . . . . .         7.9%              1.0%
                                                    =====             =====


         The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                                                    Percentage of Revenues
                                                    ----------------------
                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                    1995              1994
                                                    ----              ----
Network diagnostic products . . . . . . . . .        74%               74%
Network switching products  . . . . . . . . .        26                26
                                                    ---               ---
         Total  . . . . . . . . . . . . . . .       100%              100%
                                                    ===               ===

         The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

                                                  Percentage of Revenues
                                                  ----------------------
                                                    Three Months Ended
                                                         March 31,
                                                    -----------------
                                                    1995         1994
                                                    ----         ----
    North America   . . . . . . . . . . . . .        59%          53%
    Japan   . . . . . . . . . . . . . . . . .        22           21
    Europe  . . . . . . . . . . . . . . . . .        12           11
    Rest of the World   . . . . . . . . . . .         7           15
                                                    ---          ---
         Total  . . . . . . . . . . . . . . .       100%         100%
                                                    ===          ===





             THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH THE
                      THREE MONTHS ENDED MARCH 31, 1994


         Revenues. The Company's revenues increased by $5.6 million or 43% during the first quarter of 1995 due to higher sales of both switching and diagnostic products.

         Revenues from switching products increased by $1.4 million or 41% in the first quarter of 1995 due to increased EAGLE STP sales. Revenues from diagnostic products increased by $4.2 million or 44% primarily attributable to higher worldwide signalling/wireless diagnostic product sales. Although sales of the Chameleon Open were slightly lower than the prior year's first quarter due to lower sales in Japan, the Company expects that 1995 sales of its Chameleon Open will represent a higher percentage of diagnostic product revenues when compared with 1994.

         Revenues in North America increased by $4.0 million or 59% primarily as a result of higher switching and signalling/wireless diagnostic product sales. Sales in Japan increased by $1.3 million or 46% of which $468,000 was the result of exchange rate fluctuations on currency translations. Other international revenues increased by $329,000 or 10% primarily due to higher diagnostic product sales, partially offset by lower switching product sales.

         The impact of exchange rate fluctuations on currency translations increased revenues by $428,000 or 2% and increased net income by $41,000 or 3% in the first quarter of 1995.

         Gross Profit. Gross profit as a percentage of revenues increased from 64% in the first quarter of 1994 to 67% in the first quarter of 1995, primarily due to lower per unit manufacturing overhead costs and higher margins on EAGLE sales.

         Research and Development. Research and development expenses increased by $585,000 or 21% in the first quarter of 1995 but decreased as a percentage of revenue from 21% in the first quarter of 1994 to 18% in the first quarter of 1995. The increase in expenses was primarily attributable to the hiring of additional personnel and contractors.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.8 million or 37% in the first quarter of 1995 principally as a result of the hiring of additional personnel, higher commissions due to higher sales and increased tradeshow and travel expenses. Such expenses, however, decreased as a percentage of revenues from 38% in the first quarter of 1994 to 36% in the first quarter of 1995.

         Income Taxes. For the three months ended March 31, 1995, the Company had an effective tax rate of 31%, compared to 48% in the first quarter of 1994. The provisions for both periods were principally foreign taxes on the income of the Company's Japanese subsidiary. In both periods, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.

         LIQUIDITY AND CAPITAL RESOURCES

         During the three-month period ended March 31, 1995, the Company financed its net working capital and capital expenditure requirements principally from operations, available cash and proceeds from the issuance of Common Stock resulting from the exercise of options and warrants. At March 31, 1995, the Company had $7.0 million of cash and cash equivalents, representing a increase of $309,000 from the balance at December 31, 1994.

         Accounts receivable, including amounts due from related parties, increased by 4% during the first three months of 1995 due primarily to a higher concentration of sales in the last month of the first quarter of 1995 compared to the fourth quarter of 1994. Inventories increased by 40% during the first quarter of 1995 primarily due to the need to maintain additional inventory to meet anticipated demand for EAGLE and Chameleon Open products. Accrued payroll and related expenses decreased by 48% principally due to the payment of 1994 employee bonuses.

         Capital expenditures amounted to $912,000 during the first three months of 1995 for planned replacement and addition of equipment principally for research and development and sales demonstration.

         The net cash provided by financing activities in the first quarter of 1995 was $753,000 which represented $1.0 million in proceeds from the issuance of Common Stock resulting from the exercise of options and warrants, partially offset by repayments of short-term borrowings and other obligations.

         The Company has a $7.5 million line of credit and a $2.0 million line of credit with U.S. banks and lines of credit aggregating $3.9 million available to the Company's Japanese subsidiary from various Japan-based banks.

         The Company's $7.5 million line of credit with a U.S. bank is collateralized by substantially all of the Company's assets, bears interest at the U.S. prime rate (9.0% at March 31, 1995) plus 2.5% per annum and expires September 30, 1995, if not renewed. Maximum borrowings available under the line of credit are based on eligible accounts receivable and amounted to $6.7 million at March 31, 1995, of which $30,000 was then outstanding. This line of credit includes a $1.0 million long-term credit facility payable in 47 monthly installments of $20,000 each which began in June 1994 and a final installment of $60,000 due in May 1998, or upon the expiration of the underlying $7.5 million line of credit, if not renewed. At March 31, 1995, $800,000 was outstanding under this long-term facility, of which $560,000 was included under long-term debt.

         In February 1994, the Company established a $2.0 million line of credit with a U.S. bank, collateralized by restricted cash deposits in Japan, with interest at the U.S. prime rate plus 0.375% per annum. This line of credit expires May 31, 1995, if not renewed. Borrowings at any time may not exceed the cash amount on deposit. At March 31, 1995, $1.0 million was outstanding under this line of credit.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.9 million with interest at the Japanese prime rate (3% at March 31, 1995) plus 0.125% per annum which expire between May 29, 1995, and March 31, 1996, if not renewed. There have been no borrowings under these lines of credit.

         Upon the expiration of the above-described credit facilities, the Company believes that, if necessary, it would be able to arrange for credit facilities on terms generally no less favorable than those described above.

         The Company believes that funds generated from operations, existing working capital, and its current bank lines of credit should be sufficient to satisfy anticipated operating requirements for 1995. In addition, in April 1995, the Company filed a Registration Statement for a public offering of its Common Stock with the Securities and Exchange Commission which is expected to raise net proceeds in excess of $30 million. If the Company does not consummate this offering, it may seek additional sources of capital, as necessary or appropriate, to finance its operations and growth; however, there can be no assurance that such funds will be available on favorable terms, if at all.

PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

         11.1 Statement of Computation of Earnings Per Share for the Three Months Ended March 31, 1995 and 1994

         (b)     Reports

                 No reports on Form 8-K were filed by the Company during the three months ended March 31, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TEKELEC





May 15, 1995

                                            /s/ Philip J. Alford
                                           -------------------------------
                                           Philip J. Alford
                                           President
                                           (Duly authorized officer)





                                            /s/ Gilles C. Godin
                                            ------------------------------
                                            Gilles C. Godin
                                            Chief Financial Officer and
                                            Vice President, Finance
                                            (Principal financial and chief
                                            accounting officer)

INDEX TO EXHIBITS





                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                               Description                                        Page
- ------                               -----------                                        ----

11.1 Statement of Computation of Earnings Per Share for the Three Months Ended March 31, 1995 and 1994