Form 10-Q
period 1995-06-30
TEKELEC
filed 1995-08-14
CIK 790705

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1995

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

Yes [ X ]       No [   ]


         As of August 1, 1995 there were 11,407,819 shares of the registrant's common stock, without par value, outstanding.

                                    TEKELEC
                                   FORM 10-Q
                                     INDEX


PART I -- FINANCIAL INFORMATION                                                                         PAGE
Item 1.          Consolidated Financial Statements

                 Consolidated Balance Sheets at June 30, 1995
                 and December 31, 1994                                                                    3

                 Consolidated Income Statements for the three
                 and six months ended June 30, 1995 and 1994                                              4

                 Consolidated Statements of Cash Flow for the
                 six months ended June 30, 1995 and 1994                                                  5

                 Notes to Consolidated Financial Statements                                               6


Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                     10


PART II -- OTHER INFORMATION


Item 4.          Submission of Matters to a Vote of Security Holders                                     16

Item 6.          Exhibits and Reports on Form 8-K                                                        17


SIGNATURES                                                                                               18

PART  I -- FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                                    TEKELEC
                          CONSOLIDATED BALANCE SHEETS

                                                                June 30,              December 31,
                                                                 1995                     1994
                                                               ----------             ------------
                                                                 (thousands, except share data)
                                  ASSETS                        (unaudited)            (audited)
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . .          $41,574                 $ 6,653
    Restricted cash   . . . . . . . . . . . . . . . . .             ----                   1,000
    Accounts and notes receivable, less
      allowances of $337 and $318, respectively   . . .           17,682                  14,215
    Inventories   . . . . . . . . . . . . . . . . . . .            5,757                   4,391
    Amounts due from related parties  . . . . . . . . .            3,027                   1,538
    Prepaid expenses  . . . . . . . . . . . . . . . . .              707                     704
                                                                 -------                 -------
         Total current assets . . . . . . . . . . . . .           68,747                  28,501
Property and equipment, net . . . . . . . . . . . . . .            5,271                   4,794
Technology, net . . . . . . . . . . . . . . . . . . . .               29                     423
Other assets  . . . . . . . . . . . . . . . . . . . . .              737                     691
                                                                 -------                 -------
         Total assets . . . . . . . . . . . . . . . . .          $74,784                 $34,409
                                                                 =======                 =======


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings and current portion
     of long-term debt  . . . . . . . . . . . . . . . .          $   678                 $ 1,366
    Trade accounts payable  . . . . . . . . . . . . . .            2,602                   4,005
    Accrued expenses  . . . . . . . . . . . . . . . . .            3,964                   3,213
    Accrued payroll and related expenses  . . . . . . .            2,517                   4,132
    Deferred revenues   . . . . . . . . . . . . . . . .            1,563                   1,412
    Current portion of other obligations  . . . . . . .              133                     312
    Income taxes payable  . . . . . . . . . . . . . . .            1,211                     595
                                                                 -------                 -------
         Total current liabilities  . . . . . . . . . .           12,668                  15,035
Long-term debt  . . . . . . . . . . . . . . . . . . . .              500                     620
Long-term portion of other obligations  . . . . . . . .                3                      34
                                                                 -------                 -------
         Total liabilities  . . . . . . . . . . . . . .           13,171                  15,689
                                                                 -------                 -------
SHAREHOLDERS' EQUITY:
    Common stock, without par value,
      50,000,000 shares authorized; 11,402,663 and
      9,022,612 shares issued and outstanding,
      respectively  . . . . . . . . . . . . . . . . . .           53,878                  15,940
    Retained earnings   . . . . . . . . . . . . . . . .            3,597                      79
    Cumulative translation adjustment   . . . . . . . .            4,138                   2,701
                                                                 -------                 -------
         Total shareholders' equity . . . . . . . . . .           61,613                  18,720
                                                                 -------                 -------
         Total liabilities and shareholders' equity . .          $74,784                 $34,409
                                                                 =======                 =======




See notes to consolidated financial statements.

                                    TEKELEC
                         CONSOLIDATED INCOME STATEMENTS
                                  (unaudited)


                                                      Three Months Ended          Six Months Ended
                                                           June 30,                   June 30,
                                                    ---------------------       ---------------------
                                                       1995          1994          1995          1994
                                                       ----          ----          ----          ----
                                                             (thousands, except per share data)
REVENUES:
    Sales to third parties  . . . . . . . . .       $18,073       $13,028       $34,868       $25,087
    Sales to related parties  . . . . . . . .         1,427           782         3,262         1,709
                                                    -------       -------       -------       -------
         Total revenues . . . . . . . . . . .        19,500        13,810        38,130        26,796

COSTS AND EXPENSES:
    Cost of goods sold  . . . . . . . . . . .         6,657         4,316        12,864         9,056
    Research and development  . . . . . . . .         3,477         2,742         6,834         5,514
    Selling, general and administrative   . .         6,599         5,336        13,375        10,279
                                                    -------       -------       -------       -------
         Total costs and expenses . . . . . .        16,733        12,394        33,073        24,849
                                                    -------       -------       -------       -------

Income from operations  . . . . . . . . . . .         2,767         1,416         5,057         1,947
Other income (expense):
    Interest, net   . . . . . . . . . . . . .           102           (95)          106          (186)
    Other, net  . . . . . . . . . . . . . . .           (49)         (105)         (223)         (302)
                                                    -------       -------       -------       -------
         Total other income (expense) . . . .            53          (200)         (117)         (488)
                                                    -------       -------       -------       -------

Income before provision for income taxes  . .         2,820         1,216         4,940         1,459
    Provision for income taxes  . . . . . . .           770           339         1,422           456
                                                    -------       -------       -------       -------
    NET INCOME  . . . . . . . . . . . . . . .       $ 2,050       $   877       $ 3,518       $ 1,003
                                                    =======       =======       =======       =======

EARNINGS PER SHARE:
    Primary   . . . . . . . . . . . . . . . .       $  0.18       $  0.10       $  0.32       $  0.12
    Fully diluted   . . . . . . . . . . . . .          0.18          0.10          0.31          0.11

WEIGHTED AVERAGE NUMBER OF SHARES:
    Primary   . . . . . . . . . . . . . . . .        11,497         9,064        11,153         8,924
    Fully diluted   . . . . . . . . . . . . .        11,620         9,066        11,311         8,980



See notes to consolidated financial statements.

                                    TEKELEC
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                      -----------------------------
                                                                         1995                  1994
                                                                         ----                  ----
                                                                               (thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . .       $ 3,518               $ 1,003
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . .         2,038                 2,290
    Changes in current assets and liabilities:
         Accounts and notes receivable  . . . . . . . . . . . .        (3,005)                 (742)
         Inventories  . . . . . . . . . . . . . . . . . . . . .        (1,177)                1,116
         Amounts due from related parties . . . . . . . . . . .        (1,489)                   91
         Prepaid expenses . . . . . . . . . . . . . . . . . . .            18                   578
         Trade accounts payable . . . . . . . . . . . . . . . .        (1,586)                 (986)
         Accrued expenses . . . . . . . . . . . . . . . . . . .           697                  (735)
         Accrued payroll and related expenses . . . . . . . . .        (1,667)               (1,536)
         Deferred revenues  . . . . . . . . . . . . . . . . . .           151                   308
         Income taxes payable . . . . . . . . . . . . . . . . .           515                  (155)
                                                                      -------               -------
         Total adjustments  . . . . . . . . . . . . . . . . . .        (5,505)                  229
                                                                      -------               -------
         Net cash provided by (used in) operating activities  .        (1,987)                1,232
                                                                      -------               -------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property and equipment  . . . . . . . . . . . .        (1,895)                 (443)
    Decrease in other assets  . . . . . . . . . . . . . . . . .            19                   226
                                                                      -------               -------
         Net cash (used in) investing activities  . . . . . . .        (1,876)                 (217)
                                                                      -------               -------
CASH FLOW FROM FINANCING ACTIVITIES:
    Decrease (Increase) in restricted cash  . . . . . . . . . .          1,000               (1,000)
    Payments of short-term borrowings   . . . . . . . . . . . .          (688)               (2,021)
    Proceeds from long-term debt  . . . . . . . . . . . . . . .           ---                 1,000
    Repayment of long-term debt   . . . . . . . . . . . . . . .          (120)                  (20)
    Repayment of other obligations  . . . . . . . . . . . . . .          (219)                 (218)
    Proceeds from issuance of common stock  . . . . . . . . . .        37,938                   334
                                                                      -------               -------
         Net cash provided by (used in) financing activities  .        37,911                (1,925)
                                                                      -------               -------
Effect of exchange rate changes on cash . . . . . . . . . . . .           873                   517
                                                                      -------               -------
    Net increase in cash and cash equivalents   . . . . . . . .        34,921                  (393)
Cash and cash equivalents at beginning of period  . . . . . . .         6,653                 3,669
                                                                      -------               -------
Cash and cash equivalents at end of period  . . . . . . . . . .       $41,574               $ 3,276
                                                                      =======               =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . .       $   162               $   179
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . .           914                   549



See notes to consolidated financial statements.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


A.       BASIS OF PRESENTATION

         The consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 1994, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the Company's financial condition and operating results for the interim periods.

         The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

         The Company operates under a thirteen-week calendar quarter, however, for financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the three and six months ended June 30, 1995 and 1994 are for the thirteen and twenty-six weeks ended June 30, 1995 and July 1, 1994, respectively.

         The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that, except for debt securities classified as "held-to-maturity," investments in debt and equity securities be reported at fair value. The adoption of this statement had no material effect on the Company's financial statements. See Note B.

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

B.       FAIR VALUE OF INVESTMENTS

         The Company has short-term investments whose carrying amounts approximate their fair values because of their short maturity. At June 30, 1995, the Company had investments of $29.9 million classified as held-to-maturity securities included in cash and cash equivalents, all of which were invested in corporate debt securities with maturities of 30 days or less. The Company had no investments in debt or equity securities at December 31, 1994.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

C.         CERTAIN BALANCE SHEET ITEMS

           The components of inventories are:

                                                                     June 30,                 December 31,
                                                                      1995                        1994
                                                                   -----------                ------------
                                                                                  (thousands)
         Raw materials  . . . . . . . . . . . . . . . . . . .       $  3,031                     $  2,197
         Work in process  . . . . . . . . . . . . . . . . . .          1,359                        1,246
         Finished goods . . . . . . . . . . . . . . . . . . .          1,367                          948
                                                                    --------                     --------
                                                                    $  5,757                     $  4,391
                                                                    ========                     ========

           Property and equipment consist of the following:

         Manufacturing and development equipment  . . . . . .       $  9,212                     $  8,567
         Furniture and office equipment . . . . . . . . . . .          5,321                        5,022
         Demonstration equipment  . . . . . . . . . . . . . .          3,850                        3,249
         Leasehold improvements . . . . . . . . . . . . . . .          1,454                        1,257
                                                                    --------                     --------
                                                                      19,837                       18,095
         Less, accumulated depreciation and
            amortization  . . . . . . . . . . . . . . . . . .        (14,566)                     (13,301)
                                                                    --------                     --------
                                                                    $  5,271                     $  4,794
                                                                    ========                     ========

D.         RELATED PARTY TRANSACTIONS

           Sales to related parties consist of, and amounts due from related parties are, the result of transactions between the Company and a foreign affiliate controlled by the Company's Chairman of the Board.



E.         INCOME TAXES

           For the three-month and six-month periods ended June 30, 1995, the Company had effective tax rates of 27% and 29%, respectively, compared to 28% and 31%, respectively, for the three-month and six-month periods ended June 30, 1994. The provisions for both periods were principally foreign taxes on the income of the Company's Japanese subsidiary. In both periods,

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.


F.       BORROWINGS

         The Company has a $7.5 million line of credit with a U.S. bank and lines of credit aggregating $4.1 million available to the Company's Japanese subsidiary from various Japan-based banks.

         The Company's $7.5 million line of credit is collateralized by substantially all of the Company's assets, bears interest at the U.S. prime rate (9.0% at June 30, 1995) plus 2.5% per annum and expires on September 30, 1995, if not renewed. Maximum borrowings available under the line of credit are based on eligible accounts receivable and amounted to $6.8 million at June 30, 1995, of which $438,000 was then outstanding. This line of credit includes a $1.0 million long-term credit facility payable in 47 monthly installments of $20,000 each which began in June 1994 and a final installment of $60,000 due in May 1998, or upon the expiration of the underlying $7.5 million line of credit, if not renewed. At June 30, 1995, $740,000 was outstanding under this long-term facility, of which $500,000 was included under long-term debt.

         In February 1994, the Company established a $2.0 million line of credit with a U.S. bank, collateralized by restricted cash deposits in Japan, with interest at the U.S. prime rate plus 0.375% per annum. Upon expiration of this facility in May 1995, the outstanding loan balance of $1.0 million was paid in full and the line of credit was not renewed.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $4.1 million with interest at the Japanese prime rate (2.375% at June 30, 1995) plus 0.125% per annum which expire between May 29, 1996, and July 29, 1996, if not renewed. There have been no borrowings under these lines of credit.


G.       MAJOR CUSTOMERS

         Sales to Nippon Telegraph & Telephone amounted to 19% and 10% of revenues for the second quarter of 1995 and 1994, respectively. Sales to AT&T including sales under the Company's distribution agreement with AT&T amounted to 13% of revenues for the second quarter of 1995.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


         Sales to Nippon Telegraph & Telephone amounted to 18% and 12% of revenues for the first six months of 1995 and 1994, respectively. Sales to AT&T including sales under the Company's distribution agreement with AT&T amounted to 13% for the first six months of 1995.


H.       COMMON STOCK

         Pursuant to a public offering in June 1995, the Company issued 2,012,500 shares of Common Stock at $19.50 per share. The net proceeds to the Company, after underwriting discounts and commissions and offering expenses, amounted to approximately $36.5 million.

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

         RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that income statement items bear to total revenues:


                                                               PERCENTAGE OF REVENUES
                                                               ----------------------
                                                     Three Months Ended           Six Months Ended
                                                            June 30,                 June 30,
                                                    ---------------------       -----------------------

                                                    1995           1994             1995           1994
                                                    ----           ----             ----           ----
Revenues  . . . . . . . . . . . . . . . .          100.0%         100.0%           100.0%          100.0%
Cost of goods sold  . . . . . . . . . . .           34.1           31.3             33.7            33.8
                                                   -----          -----            -----           -----
Gross profit  . . . . . . . . . . . . . .           65.9           68.7             66.3            66.2

Research and development  . . . . . . . .           17.8           19.9             17.9            20.6
Selling, general and administrative . . .           33.8           38.6             35.1            38.4
                                                   -----          -----            -----           -----
Total operating expenses  . . . . . . . .           51.7           58.5             53.0            59.0
                                                   -----          -----            -----           -----

Income from operations  . . . . . . . . .           14.2           10.3             13.3             7.2

Interest and other income (expense), net             0.3           (1.5)            (0.4)           (1.8)
                                                   -----          -----            -----           -----
Income before provision for income taxes            14.5            8.8             12.9             5.4
Provision for income taxes  . . . . . . .            4.0            2.5              3.7             1.7
                                                   -----          -----            -----           -----
Net income  . . . . . . . . . . . . . . .           10.5%           6.3%             9.2%            3.7%
                                                   =====          =====            =====           =====

         The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:


                                                                   PERCENTAGE OF REVENUES
                                                                   ----------------------
                                                     Three Months Ended                     Six Months Ended
                                                           June 30,                             June 30,
                                                    ----------------------                ---------------------
                                                     1995             1994                  1995         1994
                                                     ----             ----                  ----         ----
Network diagnostic products . . . . . .              73%               74%                   74%          74%
Network switching products  . . . . . .              27                26                    26           26
                                                   ----              ----                  ----         ----
         Total  . . . . . . . . . . . .             100%              100%                  100%         100%
                                                   ====              ====                  ====         ====

         The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

                                                                   PERCENTAGE OF REVENUES
                                                                   ----------------------
                                                     Three Months Ended                     Six Months Ended
                                                           June 30,                             June 30,
                                                    ----------------------                ---------------------
                                                     1995             1994                  1995         1994
                                                     ----             ----                  ----         ----
North America . . . . . . . . . . . . .              57%               60%                   58%          56%
Japan . . . . . . . . . . . . . . . . .              23                21                    22           21
Europe  . . . . . . . . . . . . . . . .               9                10                    10           10
Rest of the World . . . . . . . . . . .              11                 9                    10           13
                                                   ----              ----                  ----         ----
         Total  . . . . . . . . . . . .             100%              100%                  100%         100%
                                                   ====              ====                  ====         ====




               THREE MONTHS ENDED JUNE 30, 1995 COMPARED WITH THE
                        THREE MONTHS ENDED JUNE 30, 1994



         Revenues. The Company's revenues increased by $5.7 million or 41% during the second quarter of 1995 due to higher sales of both diagnostic and switching products.

         Revenues from diagnostic products increased by $4.0 million or 39% primarily attributable to higher worldwide Chameleon Open sales, particularly in Japan, and higher signalling/wireless product sales in North America.
Sales of the Chameleon Open represented 30% of total diagnostic product sales in the second quarter of 1995 compared with 16% in the second quarter of 1994. The Company expects that 1995 sales of its Chameleon Open will represent a higher percentage of diagnostic product revenues when compared with 1994. Revenues from switching products increased by $1.7 million or 47% in the second quarter of 1995 primarily due to increased EAGLE STP sales in North America.

         Revenues in North America increased by $3.0 million or 36% primarily as a result of higher switching and signalling/wireless diagnostic product sales. Sales in Japan increased by $1.5 million or 50% primarily due to exchange rate fluctuations on currency translations amounting to approximately $800,000 and higher Chameleon Open sales. Other international revenues increased by $1.3 million or 48% primarily due to higher diagnostic product sales.

         The impact of exchange rate fluctuations on currency translations increased revenues by approximately $800,000 or 4% and increased net income by $84,000 or 4% in the second quarter of 1995.

         Gross Profit. Gross profit as a percentage of revenues decreased from 69% in the second quarter of 1994 to 66% in the second quarter of 1995, primarily due to a shift in the Company's sales to a higher proportion of Chameleon Open products which carried lower margins due to marketing strategies to increase market acceptance of this product. Changes in the following factors, among others, may affect gross profit: product and distribution channel mix, competition, customer discounts, supply and demand conditions in the electronic components industry, internal manufacturing capabilities and efficiencies, foreign currency fluctuations and general economic conditions.

         Research and Development. Research and development expenses increased by $735,000 or 27% in the second quarter of 1995 but decreased as a percentage of revenues from 20% in the second quarter of 1994 to 18% in the second quarter of 1995. The increase in expenses was primarily attributable to the hiring of additional personnel and contractors.

         Selling, General and Administrative. Selling, general and administrative expenses increased by $1.3 million or 24% in the second quarter of 1995 principally as a result of the hiring of additional personnel and higher commissions due to higher sales. Such expenses, however, decreased as a percentage of revenues from 39% in the second quarter of 1994 to 34% in the second quarter of 1995.

         Income Taxes. For the three months ended June 30, 1995, the Company had an effective tax rate of 27%, compared to 28% in the second quarter of 1994. The provisions for both periods were principally foreign taxes on the income of the Company's Japanese subsidiary. In both periods, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.


                SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH THE
                         SIX MONTHS ENDED JUNE 30, 1994



         Revenues. The Company's revenues increased by $11.3 million or 42% during the first half of 1995 due to higher sales of both diagnostic and switching products.

         Revenues from diagnostic products increased by $8.3 million or 42% primarily attributable to higher worldwide sales of signalling/wireless and Chameleon Open products. Sales of the Chameleon Open represented 24% of total diagnostic product sales in the first half of 1995 compared with 21% in the first half of 1994. Revenues from switching products increased by $3.0 million or 44% in the first half of 1995 due to increased EAGLE STP sales in North America.

         Revenues in North America increased by $7.0 million or 46% as a result of higher sales of both diagnostic and switching products. Sales in Japan increased by $2.7 million or 48% due to exchange rate fluctuations on currency translations amounting to approximately $1.3 million and higher sales of diagnostic products. Other international revenues increased by $1.6 million or 27% primarily due to higher diagnostic product sales, partially offset by lower switching product sales.

         The impact of exchange rate fluctuations on currency translations increased revenues by $1.3 million or 3% and increased net income by $116,000 or 3% in the first half of 1995.

         Gross Profit. Gross profit as a percentage of revenues remained essentially the same at 66% for both periods. In the first half of 1995, higher margins on sales of switching products were offset by lower diagnostic product margins, particularly on Chameleon Open sales due to marketing strategies to increase market acceptance of this product.

         Research and Development. Research and development expenses increased by $1.3 million or 24% in the first half of 1995 but decreased as a percentage of revenues from 21% in the first half of 1994 to 18% in the first half of 1995. The increase in expenses was primarily attributable to the hiring of additional personnel and contractors.

         Selling, General and Administrative. Selling, general and administrative expenses increased by $3.1 million or 30% in the first half of 1995 principally as a result of the hiring of additional personnel, higher commissions due to higher sales and increased tradeshow and travel expenses. Such expenses, however, decreased as a percentage of revenues from 38% in first half of 1994 to 35% in the first half of 1995.

         Income Taxes. For the first half of 1995, the Company had an effective tax rate of 29%, compared to 31% in the first half of 1994. The provisions for both periods were principally foreign taxes on the income of the Company's Japanese subsidiary. In both periods, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.


         LIQUIDITY AND CAPITAL RESOURCES

         During the six-month period ended June 30, 1995, cash and cash equivalents increased by $34.9 million to $41.6 million, primarily due to net proceeds of $36.5 million raised in the Company's public offering of Common Stock which was completed in June 1995. Other financing activities provided $1.4 million, while operating activities and capital expenditures, net of the effect of exchange rate changes on cash, used $3.0 million.

         Accounts receivable, including amounts due from related parties, increased by 31% during the first six months of 1995 due primarily to extended payment terms granted to certain customers, large balances from certain EAGLE customers which were paid in July 1995, and higher concentration of sales in the last month of the second quarter of 1995 compared to the fourth quarter of 1994. Inventories increased by 31% during the first half of 1995 primarily due to the need to maintain additional inventory to meet anticipated demand for EAGLE and Chameleon Open products. Accrued payroll and related expenses decreased by 39% principally due to the payment of 1994 employee bonuses in the first quarter of 1995. Accounts payable decreased by 35% due principally to the timing of inventory purchases.

         Capital expenditures amounted to $1.9 million during the first six months of 1995 and represented the planned replacement and addition of equipment principally for research and development, sales demonstration, and the expansion of facilities in North Carolina.

         The net cash provided by financing activities in the first half of 1995 was $37.9 million which principally represented net proceeds from the issuance of Common Stock pursuant to the Company's public offering and upon the exercise of options and warrants.

         The Company has a $7.5 million line of credit with a U.S. bank and lines of credit aggregating $4.1 million available to the Company's Japanese subsidiary from various Japan-based banks.

         The Company's $7.5 million line of credit is collateralized by substantially all of the Company's assets, bears interest at the U.S. prime rate (9.0% at June 30, 1995) plus 2.5% per annum and expires on September 30, 1995, if not renewed. Maximum borrowings available under the line of credit are based on eligible accounts receivable and amounted to $6.8 million at June 30, 1995, of which $438,000 was then outstanding. This line of credit includes a $1.0 million long-term credit facility payable in 47 monthly installments of $20,000 each which began in June 1994 and a final installment of $60,000 due in May 1998, or upon the expiration of the underlying $7.5 million line of credit, if not renewed. At June 30, 1995, $740,000 was outstanding under this long-term facility, of which $500,000 was included under long-term debt.

         In February 1994, the Company established a $2.0 million line of credit with a U.S. bank, collateralized by restricted cash deposits in Japan, with interest at the U.S. prime rate plus 0.375% per annum. Upon expiration of this facility in May 1995, the outstanding loan balance of $1.0 million was paid in full and the line of credit was not renewed.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $4.1 million with interest at the Japanese prime rate (2.375% at June 30, 1995) plus 0.125% per annum which expire between May 29, 1996, and July 29, 1996, if not renewed. There have been no borrowings under these lines of credit.

         Upon the expiration of the above-described credit facilities, the Company believes that, if necessary, it would be able to arrange for credit facilities on terms generally no less favorable that those described above.

         The Company believes that existing working capital, including the net proceeds from its public offering, funds generated from operations, and its current bank lines of credit should be sufficient to satisfy anticipated operating requirements at least through 1995.

PART II --OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On May 12, 1995, the Company held its 1995 Annual Meeting of Shareholders (the "Annual Meeting").

         (b) At the Annual Meeting, the following persons were elected as directors of the Company. The number of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name.

         NAME OF DIRECTOR                VOTES CAST FOR DIRECTOR                   VOTES WITHHELD
         ----------------                -----------------------                   --------------
         Robert V. Adams                        7,865,371                             428,400
         Philip J. Alford                       7,864,889                             428,882
         Jean-Claude Asscher                    7,865,371                             428,400
         Philip Black                           7,865,371                             428,400
         Daniel L. Brenner                      7,865,371                             428,400
         Howard Oringer                         7,862,259                             431,512
         Jon F. Rager                           7,865,371                             428,400

         (c) At the Annual Meeting, the shareholders approved, with 5,141,558 votes cast in favor and 610,624 votes cast against, amendments to the Company's 1994 Stock Option Plan increasing the aggregate number of shares of Common Stock authorized for issuance thereunder from 800,000 to 1,400,000. There were 15,375 abstentions and 2,526,214 broker nonvotes with respect to this matter.

         (d) At the Annual Meeting, the shareholders approved, with 5,733,419 votes cast in favor and 46,721 votes cast against, an amendment to the Company's Employee Stock Purchase Plan increasing the aggregate number of shares of Common Stock authorized for issuance thereunder from 450,000 to 600,000. There were 15,925 abstentions and 2,497,706 broker nonvotes with respect to this matter.

         (e) At the Annual Meeting, the shareholders approved, with 5,425,752 votes cast in favor and 305,214 votes cast against, an amendment to the Company's Bylaws authorizing the Board of Directors to approve loans to, and guarantees of the obligations of, the Company's officers. There were 21,700 abstentions and 2,541,105 broker nonvotes with respect to this matter.

         (f) At the Annual Meeting, with 5,775,945 votes cast in favor, the shareholders ratified the appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company for the year ending December 31, 1995. 29,607 votes were cast against such ratification, and there were 2,488,219 abstentions with respect to this matter.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

         11.1 Statement of Computation of Earnings Per Share for the Three and Six Months Ended June 30, 1995 and 1994

         27.1    Financial Data Schedule

         (b)     Reports

                 No reports on Form 8-K were filed by the company during the three months ended June 30, 1995

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TEKELEC





August 14, 1995                     /s/  Philip J. Alford
                                    -------------------------------------------
                                    Philip J. Alford
                                    Chief Executive Officer and President
                                    (Duly authorized officer)



                                    /s/  Gilles C. Godin
                                    -------------------------------------------
                                    Gilles C. Godin
                                    Chief Financial Officer and Vice President,
                                    Finance (Principal financial and chief
                                    accounting officer)

INDEX TO EXHIBITS


                                                                            Sequentially
Exhibit                                                                     Numbered
Number                     Description                                      Page
------                     -----------                                      ----
11.1       Statement of Computation of Earnings Per Share
           for the Three and Six Months Ended June 30,
           1995 and 1994

27.1       Financial Data Schedule