Form 10-Q
period 1995-09-30
TEKELEC
filed 1995-11-08
CIK 790705

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

         /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1995

                                       OR

        / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


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

Yes /X/       No / /


         As of November 1, 1995 there were 11,560,638 shares of the registrant's common stock, without par value, outstanding.




              Total number of pages in this report:                   20
              Index to Exhibits is on Page:                           18

                                    TEKELEC
                                   FORM 10-Q
                                     INDEX


PART I -- FINANCIAL INFORMATION                                                                         PAGE

Item 1.          Consolidated Financial Statements

                 Consolidated Balance Sheets at September 30, 1995
                 and December 31, 1994                                                                    3

                 Consolidated Income Statements for the three
                 and nine months ended September 30, 1995 and 1994                                        4

                 Consolidated Statements of Cash Flow for the
                 nine months ended September 30, 1995 and 1994                                            5

                 Notes to Consolidated Financial Statements                                               6


Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                     10


PART II -- OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K                                                        16


SIGNATURES                                                                                               17

PART  I -- FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                                    TEKELEC
                          CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                    1995                  1994
                                                               ----------------       ------------
                                                                 (thousands, except share data)
                                  ASSETS                        (unaudited)            (audited)
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . .       $   44,946             $     6,653
    Restricted cash   . . . . . . . . . . . . . . . . .             ----                   1,000
    Accounts and notes receivable, less
      allowances of $332 and $318, respectively   . . .           18,259                  14,215
    Inventories   . . . . . . . . . . . . . . . . . . .            6,720                   4,391
    Amounts due from related parties  . . . . . . . . .            2,598                   1,538
    Prepaid expenses and other current assets   . . . .              964                     704
                                                               ---------               ---------
         Total current assets . . . . . . . . . . . . .           73,487                  28,501
Property and equipment, net . . . . . . . . . . . . . .            5,573                   4,794
Technology, net . . . . . . . . . . . . . . . . . . . .              ---                     423
Other assets  . . . . . . . . . . . . . . . . . . . . .              650                     691
                                                               ---------              ----------
         Total assets . . . . . . . . . . . . . . . . .       $   79,710             $    34,409
                                                               =========              ==========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings and current portion
     of long-term debt  . . . . . . . . . . . . . . . .       $      569             $     1,366
    Trade accounts payable  . . . . . . . . . . . . . .            4,430                   4,005
    Accrued expenses  . . . . . . . . . . . . . . . . .            4,337                   3,213
    Accrued payroll and related expenses  . . . . . . .            2,719                   4,132
    Deferred revenues   . . . . . . . . . . . . . . . .            2,488                   1,412
    Current portion of other obligations  . . . . . . .               62                     312
    Income taxes payable  . . . . . . . . . . . . . . .            1,337                     595
                                                               ---------              ----------
         Total current liabilities  . . . . . . . . . .           15,942                  15,035
Long-term debt  . . . . . . . . . . . . . . . . . . . .              440                     620
Long-term portion of other obligations  . . . . . . . .                2                      34
                                                               ---------              ----------
         Total liabilities  . . . . . . . . . . . . . .           16,384                  15,689
                                                               ---------              ----------
SHAREHOLDERS' EQUITY:
    Common stock, without par value,
      50,000,000 shares authorized; 11,548,338 and
      9,022,612 shares issued and outstanding,
      respectively  . . . . . . . . . . . . . . . . . .           54,537                  15,940
    Retained earnings   . . . . . . . . . . . . . . . .            6,159                      79
    Cumulative translation adjustment   . . . . . . . .            2,630                   2,701
                                                               ---------              ----------
         Total shareholders' equity . . . . . . . . . .           63,326                  18,720
                                                               ---------              ----------
         Total liabilities and shareholders' equity . .       $   79,710             $    34,409
                                                               =========              ==========




See notes to consolidated financial statements.

                                    TEKELEC
                         CONSOLIDATED INCOME STATEMENTS
                                  (unaudited)


                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                        ----------------------          -----------------------
                                                        1995            1994            1995             1994
                                                        ----            ----            ----             ----
                                                                     (thousands, except per share data)
REVENUES:
    Sales to third parties  . . . . . . . . .        $   18,967      $   14,811    $   53,834       $   39,898
    Sales to related parties    . . . . . . .               980             827         4,243            2,536
                                                       --------        --------    ----------         --------
         Total revenues . . . . . . . . . . .            19,947          15,638        58,077           42,434

COSTS AND EXPENSES:
    Cost of goods sold  . . . . . . . . . . .             6,151           5,032        19,015           14,088
    Research and development  . . . . . . . .             3,892           3,066        10,726            8,580
    Selling, general and administrative   . .             7,160           5,568        20,535           15,847
                                                       --------        --------      --------          -------
         Total costs and expenses . . . . . .            17,203          13,666        50,276           38,515
                                                       --------        --------      --------          -------

Income from operations  . . . . . . . . . . .             2,744           1,972         7,801            3,919
Other income (expense):
    Interest, net   . . . . . . . . . . . . .               511             (81)          617             (267)
    Other, net  . . . . . . . . . . . . . . .                (3)            (11)         (226)            (313)
                                                       --------       ---------      --------          -------
         Total other income (expense) . . . .               508             (92)          391             (580)
                                                       --------       ---------      --------          -------

Income before provision for income taxes  . .             3,252           1,880         8,192            3,339
    Provision for income taxes  . . . . . . .               692             523         2,114              979
                                                       --------        --------      --------          -------
    NET INCOME  . . . . . . . . . . . . . . .        $    2,560      $    1,357    $    6,078       $    2,360
                                                       ========        ========       =======          =======

EARNINGS PER SHARE:
    Primary   . . . . . . . . . . . . . . . .        $     0.20      $     0.15    $     0.52       $     0.27
    Fully diluted   . . . . . . . . . . . . .              0.20            0.14          0.51             0.25

WEIGHTED AVERAGE NUMBER OF SHARES:
    Primary   . . . . . . . . . . . . . . . .            13,053           9,262        11,799            9,034
    Fully diluted   . . . . . . . . . . . . .            13,054           9,740        11,855            9,584





See notes to consolidated financial statements.

                                    TEKELEC
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                             -----------------------------
                                                                             1995                    1994
                                                                             ----                    ----
                                                                                     (thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . .       $     6,078               $   2,360
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . .             2,826                   3,327
    Changes in current assets and liabilities:
         Accounts and notes receivable  . . . . . . . . . . . .            (4,115)                 (4,873)
         Inventories  . . . . . . . . . . . . . . . . . . . . .            (2,364)                    512
         Amounts due from related parties . . . . . . . . . . .            (1,060)                   (194)
         Prepaid expenses and other current assets  . . . . . .              (286)                    517
         Trade accounts payable . . . . . . . . . . . . . . . .               404                    (955)
         Accrued expenses . . . . . . . . . . . . . . . . . . .             1,158                     653
         Accrued payroll and related expenses . . . . . . . . .            (1,428)                 (2,001)
         Deferred revenues  . . . . . . . . . . . . . . . . . .             1,076                     494
         Income taxes payable . . . . . . . . . . . . . . . . .               788                    (200)
                                                                       ----------                --------
         Total adjustments  . . . . . . . . . . . . . . . . . .            (3,001)                 (2,720)
                                                                       ----------                 -------
         Net cash provided by (used in) operating activities  .             3,077                    (360)
                                                                       ----------                 -------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property and equipment  . . . . . . . . . . . .            (3,150)                   (924)
    Decrease in other assets  . . . . . . . . . . . . . . . . .                36                     240
                                                                       ----------                 -------
         Net cash (used in) investing activities  . . . . . . .            (3,114)                   (684)
                                                                       ----------                 -------
CASH FLOW FROM FINANCING ACTIVITIES:
    Decrease (Increase) in restricted cash  . . . . . . . . . .             1,000                  (1,000)
    Payments of short-term borrowings   . . . . . . . . . . . .              (797)                   (881)
    Proceeds from long-term debt  . . . . . . . . . . . . . . .                --                   1,000
    Repayment of long-term debt   . . . . . . . . . . . . . . .              (180)                    (80)
    Repayment of other obligations  . . . . . . . . . . . . . .              (292)                   (291)
    Proceeds from issuance of common stock  . . . . . . . . . .            38,597                     381
                                                                       ----------                 -------
         Net cash provided by (used in) financing activities  .            38,328                    (871)
                                                                       ----------                 -------
Effect of exchange rate changes on cash . . . . . . . . . . . .                 2                     521
                                                                       ----------                 -------
    Net increase (decrease) in cash and cash equivalents  . . .            38,293                  (1,394)
Cash and cash equivalents at beginning of period  . . . . . . .             6,653                   3,669
                                                                       ----------                 -------
Cash and cash equivalents at end of period  . . . . . . . . . .      $     44,946               $   2,275
                                                                       ==========                 =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . .      $        201               $     261
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . .             1,426                   1,108




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

                 The Company operates under a thirteen-week calendar quarter, however, for financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the three and nine months ended September 30, 1995 and 1994 are for the thirteen and thirty-nine weeks ended September 29, 1995 and September 30, 1994, respectively.

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

B.               FAIR VALUE OF INVESTMENTS

                 The Company has short-term investments whose carrying amounts approximate their fair values because of their short maturity. At September 30, 1995, the Company had investments of $32.9 million classified as held-to-maturity securities included in cash and cash equivalents, all of which were invested in corporate debt securities with maturities of 90 days or less. The Company had no investments in debt or equity securities at December 31, 1994.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

C.       CERTAIN BALANCE SHEET ITEMS

                The components of inventories are:

                                                                     SEPTEMBER 30,           DECEMBER 31,
                                                                         1995                    1994
                                                                     ------------             -----------
                                                                                  (thousands)
         Raw materials  . . . . . . . . . . . . . . . . . . .         $      3,117            $     2,197
         Work in process  . . . . . . . . . . . . . . . . . .                1,750                  1,246
         Finished goods . . . . . . . . . . . . . . . . . . .                1,853                    948
                                                                       -----------              ---------
                                                                      $      6,720            $     4,391
                                                                       ===========               ========

               Property and equipment consist of the following:

         Manufacturing and development equipment  . . . . . .         $      9,937            $     8,567
         Furniture and office equipment . . . . . . . . . . .                5,387                  5,022
         Demonstration equipment  . . . . . . . . . . . . . .                3,703                  3,249
         Leasehold improvements . . . . . . . . . . . . . . .                1,386                  1,257
                                                                       -----------                -------
                                                                            20,413                 18,095
         Less, accumulated depreciation and
            amortization  . . . . . . . . . . . . . . . . . .              (14,840)               (13,301)
                                                                       -----------             ----------
                                                                      $      5,573            $     4,794
                                                                       ===========             ==========

D.         RELATED PARTY TRANSACTIONS

           Sales to related parties consist of, and amounts due from related parties are, the result of transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board.



E.         INCOME TAXES

         For the three-month and nine-month periods ended September 30, 1995, the Company had effective tax rates of 21% and 26%, respectively, compared to 28% and 29%, respectively, for the three-month and nine-month periods ended September 30, 1994. The provisions for both periods were principally foreign taxes on the income of the Company's Japanese subsidiary. In both periods, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



F.       BORROWINGS

         The Company has a $7.5 million line of credit with a U.S. bank and lines of credit aggregating $3.5 million available to the Company's Japanese subsidiary from various Japan-based banks.

         The Company's $7.5 million line of credit is collateralized by substantially all of the Company's assets, bears interest at the U.S. prime rate (8.75% at September 30, 1995) plus 2.5% per annum and expires on September 30, 1996, if not renewed. Maximum borrowings available under the line of credit are based on eligible accounts receivable and amounted to $6.8 million at September 30, 1995, of which $329,000 was then outstanding. This line of credit includes a $1.0 million long-term credit facility payable in 47 monthly installments of $20,000 each which began in June 1994 and a final installment of $60,000 due in May 1998, or upon the expiration of the underlying $7.5 million line of credit, if not renewed. At September 30, 1995, $680,000 was outstanding under this long-term facility, of which $440,000 was included under long-term debt.

         In February 1994, the Company established a $2.0 million line of credit with a U.S. bank, collateralized by restricted cash deposits in Japan, with interest at the U.S. prime rate plus 0.375% per annum. Upon expiration of this facility in May 1995, the outstanding loan balance of $1.0 million was paid in full and the line of credit was not renewed.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.5 million with interest at the Japanese prime rate (1.625% at September 30, 1995) plus 0.125% per annum which expire between March 31, 1996, and August 5, 1996, if not renewed. There have been no borrowings under these lines of credit.


G.       MAJOR CUSTOMERS

         Sales to Nippon Telegraph & Telephone amounted to 13% and 17% of revenues for the third quarter of 1995 and 1994, respectively. Sales to Telstra Corporation Limited amounted to 10% of revenues for the third quarter of 1994.

         Sales to Nippon Telegraph & Telephone amounted to 16% and 14% of revenues for the first nine months of 1995 and 1994, respectively. Sales to AT&T including sales under the Company's distribution agreement with AT&T amounted to 10% of revenues for the first nine months of 1995.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



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

         RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that income statement items bear to total revenues:


                             PERCENTAGE OF REVENUES



                                                     Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                    ---------------------       -----------------------

                                                    1995           1994             1995           1994
                                                    ----           ----             ----           ----
Revenues  . . . . . . . . . . . . . . . .          100.0%         100.0%           100.0%          100.0%
Cost of goods sold  . . . . . . . . . . .           30.8           32.2             32.7            33.2
                                                   -----          -----            -----           -----
Gross profit  . . . . . . . . . . . . . .           69.2           67.8             67.3            66.8

Research and development  . . . . . . . .           19.5           19.6             18.5            20.2
Selling, general and administrative . . .           35.9           35.6             35.4            37.3
                                                   -----          -----            -----           -----
Total operating expenses  . . . . . . . .           55.4           55.2             53.9            57.5
                                                   -----          -----            -----           -----

Income from operations  . . . . . . . . .           13.8           12.6             13.4             9.3

Interest and other income (expense), net             2.6           (0.6)             0.7            (1.4)
                                                   -----          -----            -----           -----
Income before provision for income taxes            16.4           12.0             14.1             7.9
Provision for income taxes  . . . . . . .            3.5            3.3              3.6             2.3
                                                   -----          -----            -----           -----
Net income  . . . . . . . . . . . . . . .           12.9%           8.7%            10.5%            5.6%
                                                   =====          =====            =====           =====

         The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                                                                    PERCENTAGE OF REVENUES
                                                                    ----------------------

                                                    Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                                   ---------------------                --------------------
                                                   1995            1994                 1995           1994
                                                   ----            ----                 ----           ----
Network diagnostic products . . . . . .             68%              71%                 72%             73%
Network switching products  . . . . . .             32               29                  28              27
                                                   ---              ---                 ---             ---
         Total  . . . . . . . . . . . .            100%             100%                100%            100%
                                                   ===              ===                 ===             ===




         The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

                                                                    PERCENTAGE OF REVENUES
                                                                    ----------------------

                                                     Three Months Ended                     Nine Months Ended
                                                         September 30,                         September 30,
                                                    ----------------------                ---------------------
                                                     1995             1994                  1995         1994
                                                     ----             ----                  ----         ----
North America . . . . . . . . . . . . .               59%              52%                   58%          56%
Japan . . . . . . . . . . . . . . . . .               27               22                    24           22
Europe  . . . . . . . . . . . . . . . .                7                8                     9            9
Rest of the World . . . . . . . . . . .                7               18                     9           13
                                                     ---              ---                   ---          ---
         Total  . . . . . . . . . . . .              100%             100%                  100%         100%
                                                     ===              ===                   ===          ===




            THREE MONTHS ENDED SEPTEMBER  30, 1995 COMPARED WITH THE
                     THREE MONTHS ENDED SEPTEMBER 30, 1994



         Revenues. The Company's revenues increased by $4.3 million or 28% during the third quarter of 1995 due to higher sales of both diagnostic and switching products.

         Revenues from diagnostic products increased by $2.5 million or 23% primarily attributable to higher worldwide signalling/wireless sales, particularly in North America, and higher Chameleon Open sales primarily in Japan, partially offset by lower sales of the Company's older diagnostic products. Sales of the Chameleon Open represented 30% of total diagnostic product sales in the third quarter of 1995 compared with 25% in the third quarter of 1994. The Company expects that 1995 sales of its Chameleon Open will represent a higher percentage of diagnostic product revenues when compared with 1994. Revenues from switching products increased by

$1.8 million or 39% in the third quarter of 1995 primarily due to increased EAGLE STP sales in North America.

         Revenues in North America increased by $3.6 million or 45% primarily as a result of higher switching product sales. Diagnostic product sales in North America increased by 6% due primarily to a large signalling/wireless product sale in Mexico, partially offset by lower sales in the U.S., particularly for Chameleon products, due primarily to reduced spending by communications carriers and communications equipment manufacturers. Sales in Japan increased by $1.9 million or 55% primarily due to higher sales of both Chameleon Open and third-party diagnostic products. Other international revenues decreased by $1.1 million or 28% primarily due to a large EAGLE sale that occurred in the third quarter of 1994.

         The impact of exchange rate fluctuations on currency translations increased revenues by approximately $260,000 or 1% and increased net income by $32,000 or 1% in the third quarter of 1995.

         Gross Profit. Gross profit as a percentage of revenues increased from 68% in the third quarter of 1994 to 69% in the third quarter of 1995, primarily due to lower technology amortization and lower per-unit manufacturing overhead costs. Changes in the following factors, among others, may affect gross profit: product and distribution channel mix, competition, customer discounts, supply and demand conditions in the electronic components industry, internal manufacturing capabilities and efficiencies, foreign currency fluctuations and general economic conditions.

         Research and Development. Research and development expenses increased by $826,000 or 27% in the third quarter of 1995 and were stable as a percentage of revenues at 20% for both periods. The dollar increase in such expenses was primarily attributable to the hiring of additional personnel and contractors, and to expenses incurred in connection with the Bellcore technical audit of the Company's EAGLE product.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.6 million or 29% in the third quarter of 1995 principally as a result of the hiring of additional personnel and higher commissions due to higher sales.

         Income Taxes. For the three months ended September 30, 1995, the Company had an effective tax rate of 21%, compared to 28% in the third quarter of 1994. The provisions for both periods were principally foreign taxes on the income of the Company's Japanese subsidiary. In both periods, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.

             NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1994



         Revenues. The Company's revenues increased by $15.6 million or 37% during the first nine months of 1995 due to higher sales of both diagnostic and switching products.

         Revenues from diagnostic products increased by $10.8 million or 35% primarily attributable to higher sales of signalling/wireless products worldwide and of Chameleon Open products primarily in Japan. Sales of the Chameleon Open represented 28% of total diagnostic product sales in the first nine months of 1995 compared with 22% in the first nine months of 1994. Revenues from switching products increased by $4.8 million or 42% in the first nine months of 1995 due to increased EAGLE STP sales in North America.

         Revenues in North America increased by $10.2 million or 43% as a result of higher sales of both switching and diagnostic products. Sales in Japan increased by $4.6 million or 51% due to higher sales of diagnostic products and exchange rate fluctuations on currency translations amounting to approximately $1.5 million. Other international revenues increased by $832,000 or 9% primarily due to higher diagnostic product sales, partially offset by lower switching product sales.

         The impact of exchange rate fluctuations on currency translations increased revenues by $1.5 million or 3% and increased net income by $141,000 or 2% in the first nine months of 1995.

         Gross Profit. Gross profit as a percentage of revenues remained essentially the same at approximately 67% for both periods. In the first nine months of 1995, lower per-unit manufacturing overhead costs were offset by lower diagnostic product margins, particularly on Chameleon Open sales due to marketing strategies to increase market acceptance of this product.

         Research and Development. Research and development expenses increased by $2.1 million or 25% in the first nine months of 1995 but decreased as a percentage of revenues from 20% in the first nine months of 1994 to 18% in the first nine months of 1995. The dollar increase in such expenses was primarily attributable to the hiring of additional personnel and contractors.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.7 million or 30% in the first nine months of 1995 principally as a result of the hiring of additional personnel, higher commissions due to higher sales and increased tradeshow and travel expenses. Such expenses, however, decreased as a percentage of revenues from 37% in the first nine months of 1994 to 35% in the first nine months of 1995.

         Income Taxes. For the first nine months of 1995, the Company had an effective tax rate of 26%, compared to 29% in the first nine months of 1994. The provisions for both periods were principally foreign taxes on the income of the Company's Japanese subsidiary. In both periods, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.

         LIQUIDITY AND CAPITAL RESOURCES

         During the nine-month period ended September 30, 1995, cash and cash equivalents increased by $38.3 million to $44.9 million, primarily due to net proceeds of $36.5 million raised in the Company's public offering of Common Stock which was completed in June 1995. In addition, other financing activities provided $1.8 million, operating activities provided $3.1 million, and investing activities used $3.1 million.

         Accounts receivable, including amounts due from related parties, increased by 32% during the first nine months of 1995 due primarily to extended payment terms granted to certain customers, large balances from certain EAGLE customers which were paid in October 1995, and higher concentration of sales in the last month of the third quarter of 1995 compared to the fourth quarter of 1994. Inventories increased by 53% during the first nine months of 1995 primarily due to maintaining additional inventory to meet anticipated demand for EAGLE and Chameleon Open products. Accrued payroll and related expenses decreased by 34% principally due to the payment of 1994 employee bonuses in the first quarter of 1995. Accrued expenses increased by 35% due principally to sales volume related accruals including commissions and warranty reserve.

         Capital expenditures amounted to $3.2 million during the first nine months of 1995 and represented the planned replacement and addition of equipment principally for research and development, sales demonstration, and the expansion of facilities in North Carolina.

         The net cash provided by financing activities in the first nine months of 1995 was $38.3 million which principally represented net proceeds from the issuance of Common Stock pursuant to the Company's public offering and upon the exercise of options and warrants.

         The Company has a $7.5 million line of credit with a U.S. bank and lines of credit aggregating $3.5 million available to the Company's Japanese subsidiary from various Japan-based banks.

         The Company's $7.5 million line of credit is collateralized by substantially all of the Company's assets, bears interest at the U.S. prime rate (8.75% at September 30, 1995) plus 2.5% per annum and expires on September 30, 1996, if not renewed. Maximum borrowings available under the line of credit are based on eligible accounts receivable and amounted to $6.8 million at September 30, 1995, of which $329,000 was then outstanding. This line of credit includes a $1.0 million long-term credit facility payable in 47 monthly installments of $20,000 each which began in June 1994 and a final installment of $60,000 due in May 1998, or upon the expiration of the underlying $7.5 million line of credit, if not renewed. At September 30, 1995, $680,000 was outstanding under this long-term facility, of which $440,000 was included under long-term debt.

         In February 1994, the Company established a $2.0 million line of credit with a U.S. bank, collateralized by restricted cash deposits in Japan, with interest at the U.S. prime rate plus 0.375% per annum. Upon expiration of this facility in May 1995, the outstanding loan balance of $1.0 million was paid in full and the line of credit was not renewed.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.5 million with interest at the Japanese prime rate (1.625% at September 30, 1995) plus 0.125% per annum which expire between March 31, 1996, and August 5, 1996, if not renewed. There have been no borrowings under these lines of credit.


         Upon the expiration of the above-described credit facilities, the Company believes that, if necessary, it would be able to arrange for credit facilities on terms generally no less favorable than those described above.

         The Company believes that existing working capital, including the net proceeds from its public offering, funds generated from operations, and its current bank lines of credit should be sufficient to satisfy anticipated operating requirements at least through 1996.

PART II--OTHER INFORMATION


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

         11.1 Statement of Computation of Earnings Per Share for the Three and Nine Months Ended September 30, 1995 and 1994

         27.1    Financial Data Schedule

         (b)     Reports

                 No reports on Form 8-K were filed by the Company during the three months ended September 30, 1995

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TEKELEC





November 8, 1995                       /s/ Philip J. Alford
                                       __________________________________
                                       Philip J. Alford
                                       Chief Executive Officer and
                                       President
                                       (Duly authorized officer)




                                       /s/ Gilles C. Godin
                                       __________________________________
                                       Gilles C. Godin
                                       Chief Financial Officer and
                                       Vice President, Finance
                                       (Principal financial and chief
                                       accounting officer)

INDEX TO EXHIBITS


                                                                          Sequentially
Exhibit                                                                   Numbered
Number                                    Description                     Page
------                                    -----------                     -------------
11.1       Statement of Computation of Earnings Per Share
           for the Three and Nine Months Ended September 30,
           1995 and 1994

27.1       Financial Data Schedule