Form 10-K
period 1995-12-31
TEKELEC
filed 1996-04-01
CIK 790705

                                   FORM 10-K
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
      ____________________________________________________________________

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

Yes /X/    No / /


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the Common Stock on March 1, 1996 as reported on the Nasdaq National Market, was approximately $92,500,000.

        The number of shares outstanding of the registrant's Common Stock on March 1, 1996, was 11,655,189.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held on May 10, 1996 are incorporated by reference into Part III of this Annual Report.

                                    TEKELEC
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  For the fiscal year ended December 31, 1995

                                                                                                         Page
                                                                                                         ----
                                                        PART I
Item 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
Item 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21
Item 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22
Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . .       22

                                                        PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23
Item 6.      Selected Consolidated Financial Data . . . . . . . . . . . . . . . . . . . . . . . . .       24
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25
Item 8.      Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . .       32
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32

                                                        PART III

Item 10.     Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . .       33
Item 11.     Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33
Item 12.     Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . .       33
Item 13.     Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . .       33

                                                        PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . .       34

                                     PART I
ITEM 1. BUSINESS

         Tekelec designs, manufactures and markets innovative diagnostic systems and network switching solutions for the global communications marketplace. Tekelec's products enable communications infrastructure suppliers and network providers to rapidly deliver advanced communications products and services. The Company's diagnostic systems are used in the design, installation and maintenance of a broad range of communications equipment and networks. Tekelec's EAGLE(R) STP switching platform enables operators of wireline and wireless networks to deliver Advanced Intelligent Network (AIN) services such as Caller ID and personal number calling as well as digital wireless services such as Personal Communications Systems (PCS) and Global Systems for Mobile (GSM). The Company sells its diagnostic systems worldwide to long distance carriers, telephone operating companies, communications equipment manufacturers, wireless and cellular network operators and government agencies. The Company's switching products have been sold primarily to U.S. independent telephone companies (ITCs), cellular providers, interexchange carriers (IXCs) and competitive access providers (CAPs) through the Company's direct sales force and distribution and marketing relationships with Lucent Technologies, Inc. (formerly AT&T Network Systems) and Stratus Computer, Inc. (Stratus).

INDUSTRY BACKGROUND

         Deregulation and privatization worldwide have intensified competition among existing operators of public communications networks and encouraged the entrance of new service providers. At the same time, the convergence of telephony and computing is resulting in end users demanding new and enhanced high quality communications services at lower cost. As a result, network operators are increasingly pressured to reduce the time and expense required to introduce such services. Together, these forces are creating the need for new equipment and infrastructure for both wireline and wireless networks.

  Public Networks:  Increased Competition and Complexity

         In the U.S., long distance carriers, Regional Bell Operating Companies (RBOCs) and new competitive service providers that have entered the local and long distance markets are competing with one another to offer enhanced products and services to their customers. The passage of the Telecommunications Act of 1996 in early 1996 is expected over time to increase competition among telephone operating companies, cable companies and long distance carriers. The rapid growth of cellular and wireless networks has also further increased the number of communications alternatives offered to end users. In response to this environment, operators of public networks are seeking to lower their costs and differentiate themselves by rapidly introducing new services. These include high-speed data services such as Asynchronous

Transfer Mode (ATM) and Frame Relay, AIN services such as Caller ID, voice messaging, personal number calling (i.e., the assignment of a number to a user rather than a location), and customized routing and billing as well as digital wireless services such as PCS and GSM.

         While communications markets are becoming increasingly competitive, a proliferation of standards and protocols is making the design and operation of communications networks more complex. Demand for high speed communications integrating voice, data and video is growing rapidly. Services based on emerging technologies, such as ATM, Frame Relay and SMDS, are being deployed while Integrated Services Digital Network (ISDN) is increasingly available to provide end-user access to combined voice and data services, particularly over the Internet. With the explosive growth of the Internet comes the need for high-capacity, high-speed, flexible data products and services. In addition, network operators must also support protocols such as FDDI and Ethernet as an increasing number of Local Area Networks (LANs) are being interconnected across their Wide Area Networks (WANs).

         As a result, network operators have become more demanding of communications equipment suppliers to provide solutions that enable them to increase the overall functionality and flexibility of their networks at a lower cost.

  Diagnostic Tools

         The proliferation of standards and protocols, the growth of the Internet and the increasing complexity of communications equipment and networks are creating a need for new, more sophisticated diagnostic systems capable of simultaneously testing multiple existing and emerging technologies. Network operators use diagnostic tools to efficiently monitor network performance, simulate network services and test interoperability of equipment. In an increasingly competitive environment, network operators need diagnostic systems that can reduce time to market by shortening the testing cycles necessary to model and implement new services. In addition, network operators require advanced diagnostic solutions that verify reliability of network elements, offer flexibility to support new standards and protocols as they emerge and enable them to centralize the testing expertise within their organizations.

         Equipment manufacturers use diagnostic tools to design and test their products, such as switches, hubs and routers, for conformance to new and existing standards and to simulate network operating conditions. Manufacturers seek diagnostic tools that enable them to shorten their product development cycles and reduce their testing costs as these elements are principal contributors to product development time and expense. Furthermore, diagnostic tools with a flexible architecture are necessary to accommodate the rapid changes in technology.

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

         The enabler of AIN is a highly complex protocol called the Common Channel Signalling System No. 7 (SS7). The AIN architecture uses two separate but parallel paths: one to handle the voice or data traffic and a second to carry the signalling information for call set-up and routing. Network operators utilize the AIN architecture to increase the efficiency of their network by offloading signalling traffic onto the SS7 network. This frees up trunk line capacity needed for revenue generating traffic. Network operators are increasingly using SS7 networks as a source of competitive advantage to introduce new services through software changes in AIN network elements rather than in central office switches. The key network elements in the AIN architecture are as follows:

                 Signal Transfer Point (STP) - An STP is a switch that handles the signalling messages used to set up telephone calls, queries external databases for routing and processing information and dispatches call handling instructions.

                 Service Switching Point (SSP) - An SSP is a component of the central office switch that sets up trunk connections. When an SSP identifies an AIN call, it routes a signalling message to the STP and awaits further instructions for call processing.

                 Service Control Point (SCP) - An SCP is a computer database that is accessed by STPs for customer call routing and other special information required for AIN services.

         Additional components of the AIN architecture include Service Creation Environments (SCE) used to create new software-based services and Service Management Systems (SMS) used for billing and administration.

         While SS7 has been available since the 1980s, to date it has been used principally to support intelligent services such as call set-up, 800 number calling and calling card verification. AIN standards and services have only recently emerged and the number and complexity of these services continue to grow. Services such as Caller ID, voice messaging, personal number calling and customized routing and billing as well as digital wireless services such as PCS and GSM all require SS7 networking technology. ISDN, driven by the growth of the Internet and telecommuting, is also increasing the need for SS7 to provide the signalling connectivity for ISDN applications.

         The accelerating rate of introduction of these new enhanced services enabled by SS7 has placed increasing demand for functionality and capacity on the installed base of older generation STPs. These devices are, in most cases, modified central office digital switches that fundamentally were not optimized for AIN purposes. In addition, the telecommunications industry is evolving towards an architecture of more intelligent distributed switching in which software will allow for third party developers to be involved in creating applications.

         With competition among network operators accelerating the deployment of AIN services, the strategic and economic value of sophisticated switching equipment optimized for SS7 applications is rapidly increasing. In addition, the importance of SS7 network-to-network operators mandates extremely high reliability and fault tolerance from the equipment as well as higher throughput and scaleability to support the rapid and unpredictable growth in enhanced AIN services. Companies that offer SS7-based products that are built on scalable, open distributed architectures and enable AIN applications can benefit from this industry shift.

PRODUCTS

  Network Diagnostic Systems

         Equipment manufacturers and network operators use the Company's diagnostic systems to perform a wide variety of simulation and analysis to detect, diagnose and isolate communications problems. The Company's proprietary simulation language enables the controlled imitation of communications devices, traffic loads and networks. Its analysis software helps monitor, selectively capture and interpret digitized pulses transmitted through a network. Uses of the Company's products include the following:

         o Designing Communications Equipment. By simulating existing and emerging communications devices (e.g., digital switches, STPs, SCPs, routers and hubs) and protocols (e.g., ATM, SS7, ISDN, FDDI and Ethernet), the Company's products enable engineers to more rapidly design communications devices that will be compatible with, and minimize potential breakdowns of, the networks in which the devices will be deployed.

         o Ensuring Product Reliability. By simulating a wide range of operating situations, including protocol errors and other network failures, the Company's products can help ensure that communications equipment manufacturers produce devices that will operate error-free, thereby accelerating time to market and potentially reducing costly failures after installation.

         o Verifying Certification. By executing certain standard tests, network operators and manufacturers use the Company's products to rapidly verify that communications devices meet specified standards (e.g., X.25, ISDN and SS7).

         o Monitoring Networks. By collecting and analyzing traffic, the Company's products can monitor networks on a continuous basis and provide advance notice of potential system failures, allowing faster service restoration or even service failure prevention.

         o Troubleshooting. By identifying the specific location and type of communication error, the Company's products can isolate which network device has failed (e.g., channel bank or PBX). The Company's products help technicians and engineers repair devices and networks promptly and minimize expensive downtime associated with service failure.

         The Company's principal diagnostic systems are:

         Chameleon(R) Open. The Chameleon Open is a multiprotocol analyzer that features a flexible open architecture for a family of applications that provide simultaneous full bandwidth testing of broadband, LAN and WAN equipment and networks. It can perform tests at speeds up to 155 Mbps and currently supports a number of protocols and interfaces including ATM, SMDS, FDDI, Frame Relay, ISDN, TCP/IP, X.25, T1, E1, Ethernet and Token Ring. The Chameleon Open is based on an Intel x86-based hardware platform and a UNIX operating system incorporating an X-Windows, Motif graphical user interface. Tekelec's proprietary programming tool, PASM was added to the Chameleon Open platform in 1995 to enable the use of ATM signalling and simulation. Each Chameleon Open supports, depending on its configuration, up to 12 network interfaces simultaneously and can be configured as either a portable or rack mount system. Multiple systems can be networked in a LAN or WAN configuration.

         MGTS/GSMT. The MGTS/GSMT system is used primarily for SS7-based device simulation, load generation and network monitoring. In its fully configured form, the system includes Tekelec's proprietary programming tool, PASM, that can be used to design customized testing scenarios. The MGTS/GSMT software runs on Sun Microsystems and Hewlett-Packard UNIX operating systems with an X-Windows, Motif graphical user interface. The MGTS/GSMT system supports a number of protocols, including SS7, AIN, GSM, IS.41 and personal digital communications (PDC) networks. Each system can simulate up to 32 SS7 links or 16 network nodes simultaneously, and a number of MGTS/GSMT systems may be networked together.

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

  Network Switching Products

         EAGLE STP. The Company introduced the EAGLE STP in early 1992. The EAGLE STP is designed to meet the demands of SS7 switching and features a fully distributed, standards-based open architecture. Its distributed open architecture, high capacity and throughput are tailored to the SS7 switching needs of common carriers, local exchange carriers and PCS and cellular operators. The EAGLE STP is economically scaleable in configurations from 8 to 500 links. On-going software releases provide continual product improvement to meet the evolving needs of end users. As is required in SS7 networks, the EAGLE is sold and deployed in pairs, for redundancy. The EAGLE has the following features:

         Designed for SS7 Standards. The EAGLE STP is designed to exceed the requirements for STPs as defined by Bell Communications Research (Bellcore) and presently supports both American National Standards Institute (ANSI) and International Telephone and Telegraph Consultative Commission (CCITT) SS7 standards. Bellcore defines the standards used primarily by the RBOCs for equipment used in their networks. EAGLE Release 21.0 is currently undergoing technical audit by Bellcore which the Company expects to complete during 1996. See "-- Sales, Marketing and Support."

         Powerful, Distributed Architecture. The EAGLE STP features a fully distributed, open architecture, utilizing Intel x86 microprocessors. The performance of the product results from its uniquely distributed architecture and the elimination of central processors. In the EAGLE STP, all SS7 network intelligence, including SS7 routing information, is distributed among up to 250 signalling interfaces, each with its own dedicated processor. Each interface is interconnected via a high speed, redundant bus subsystem. The bus subsystem utilizes two, counter-rotating 125 Mbps busses and features proprietary switching and buffering algorithms, which minimize collision and guarantee message delivery between all attached interfaces. All interfaces attached to the bus subsystem are hot-swappable, so that interface repair or replacement does not affect system operation.

         Software Architecture. The EAGLE STP's software is fully modular and written entirely in industry-standard programming languages. All software is released in complete versions, eliminating the need for interim patching, minimizing the potential for errors. EAGLE STP software is optimized for the capacity and redundancy features of the host hardware.

         Open Software Interfaces. Users of the EAGLE STP can rapidly add new functionality and value-added services to their network, utilizing the EAGLE STP's open software interfaces. Major new features (providing these open interfaces) include the STP LAN Interface, which allows users to attach inexpensive general purpose computers to the EAGLE for network analysis; the Database Transport Access Feature, which allows users to change the behavior of protocols in their network without relying on the vendor's development cycles; and the X.25 to SS7/IS.41 Protocol Conversion feature which allows first-generation legacy cellular switches to interwork with the more advanced SS7 cellular network.

         Ease of Operation and Maintenance. EAGLE STP installations generally do not require any enhancements to the central office's power supply, cooling system or flooring and require less than 36 square feet of space. An EAGLE STP can usually be installed in less than one week. No scheduled maintenance is required to support the EAGLE STP, eliminating the requirement for on-site personnel.

         Prices for a pair of EAGLE STPs typically range from approximately $250,000 to $3,750,000, depending on configuration and associated software applications.

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

PRODUCT DEVELOPMENT

         The communications market is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Standards for new services such as ATM, AIN and PCS are still evolving. As these standards and the demand for services and applications evolve, the Company intends to adapt its products or develop and support new products. The Company solicits product development input through discussions with users of the Company's products, participation in industry organizations and international standards committees such as the ATM Forum and Telecommunications Industry Association (TIA) and by closely monitoring the activities of the ITU, ISO and Bellcore.

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

         The Company's success depends, to a substantial degree, upon its ability to respond rapidly to changes in technology, industry standards and customer requirements. This requires the timely selection, development and marketing of enhancements and new products on a cost-effective basis. The Company has invested and expects to continue to invest substantial resources in the development of new products and technology and product enhancements. There can be no assurance that the Company's product development efforts will result in commercially successful new or enhanced products or that the Company's products will not be rendered obsolete or noncompetitive by changing technology or new competitive products.

         Products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Such errors have occurred in the past. Although the Company's products have not experienced any significant errors, such errors, particularly those that result in a failure of the Company's switching products, could have a material adverse effect on the Company's customer relationships, business and operating results. There can be no assurance that, despite thorough testing by the Company and by customers, errors will not be found in the Company's products.

         Product development includes expenditures for research and development, new product design, enhancement of existing products, and selective acquisition of technology. Research and development expenses amounted to approximately $15.1 million, $12.0 million, and $17.6 million in 1995, 1994 and 1993, respectively. The Company has also capitalized certain additional software development costs totaling approximately $165,000 in 1993. These costs have been fully amortized as of December 31, 1995. There were no capitalized software development costs in 1994 and 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes A, F and J to Consolidated Financial Statements.

         The Company's development facilities are located in California, North Carolina, Ohio and Japan. As of March 1, 1996, the Company had 138 persons engaged full time in product development. The Company believes that recruiting and retaining highly skilled engineering personnel is essential to its success. To the extent that the Company is not successful in attracting and retaining its technical staff, its business and operating results would be adversely affected.

SALES, MARKETING AND SUPPORT

         The Company's strategy for its diagnostic products is initially to target customers' research and development departments designing the next generation of communications equipment and then to target the manufacturing groups and ultimate users in network operations as equipment is manufactured, certified and installed. This strategy permits the Company to gain expertise in testing emerging technologies in the early stages of their life cycles.

         The Company's sales strategy for its EAGLE switching product is to continue to focus on sales to the U.S. ITC and cellular markets and to pursue new customer relationships including RBOCs and selected international opportunities. Current and future strategic alliances will continue to be an integral component of the strategy to reach broader markets and attain greater market presence. The network switching sales cycle ranges from three to 18 months depending on the complexity of a customer's planning, bidding and implementation requirements.

         In order to penetrate the portion of the public carrier market dominated by the RBOCs, it is important that ongoing technical audits of the EAGLE STP be conducted by Bellcore to help the Company ensure interoperability with the operations, administration, maintenance and provisioning systems used by the RBOCs to manage their networks. Bellcore is in the process of conducting such technical audits, and upon completion, which the Company expects to occur during 1996, a copy of the technical auditing reports will be available to the Company. Bellcore does not endorse or certify any product or service or guaranty its performance. Failure or delay in obtaining favorable technical audit results could have a material adverse effect on the Company's ability to sell EAGLE STP to this large segment of the communications carrier market.

         Domestic Distribution. The Company sells its diagnostic and switching products in the U.S. principally through separate direct sales forces and, for the EAGLE STP, also through strategic relationships with Lucent Technologies, Inc. (formerly AT&T Network Systems) and Stratus. The Company's direct sales forces operate out of the Company's headquarters in Calabasas, California and its regional offices located in Colorado, Illinois, Missouri, New Jersey, North Carolina, Northern California, Texas, and Virginia.

         International Distribution. The Company sells its diagnostic products internationally through a network of 23 distributors and two wholly owned subsidiaries in Japan and Canada. The Company's Japanese subsidiary, which presently sells only diagnostic products, generated approximately 22%, 20% and 25% of the Company's revenues for 1995, 1994 and 1993, respectively. The Company currently sells its switching products internationally through its direct sales force.

         Tekelec-Airtronic, S.A., an affiliate of the Company, and its wholly owned subsidiaries are the distributors of the Company's diagnostic products in France, Italy, Germany, The Netherlands, Belgium, Luxembourg, Portugal and Spain. Eighteen additional independent companies distribute the Company's products in other Western European countries, the Far East (other than Japan), Australia, New Zealand, the Middle East, South America and South Africa. Distributors typically purchase products directly from the Company pursuant to agreements that are exclusive for a particular territory and are cancelable by either party upon 90 days notice. Export sales to international distributors accounted for approximately 17%, 14% and 19% of revenues in 1995, 1994 and 1993, respectively.

         The Company typically invoices export sales in U.S. dollars and its foreign subsidiaries invoice sales in their respective local currency. International sales are subject to inherent risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and distributors, greater difficulty in accounts receivable collection and potentially adverse tax consequences. Additionally, exchange rate fluctuations on foreign currency transactions and translations arising from international operations may contribute to fluctuations in the Company's business and operating results. Fluctuations in exchange rates could also affect demand for the Company's products. In addition, due to the technical nature of the Company's products, certain of the Company's export sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. The Company's products are subject, in certain international jurisdictions, to reduced protection for the Company's copyrights and trademarks. See Notes A, E and N to Consolidated Financial Statements.

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

         The Company has a non-exclusive distribution agreement with Lucent Technologies, Inc. (formerly AT&T Network Systems) and a marketing agreement with Stratus for the EAGLE STP. The Company believes that its relationships with Lucent and Stratus demonstrate recognition of the technical advantages of the EAGLE STP. The Company believes that these agreements provide the Company with additional opportunities to penetrate the SS7 network switching marketplace. Through the Company's relationships with Lucent and Stratus, the Company has enhanced its market presence and its ability to access leading
telephone companies such as the RBOCs.   In general, these agreements can be
terminated by either party on limited
notice and do not require minimum purchases. Furthermore, Lucent is not precluded from selling products that are competitive with the Company's products. A termination of the Company's relationship with Lucent or the sale of competing products by Lucent could materially and adversely affect the Company's business and operating results.

         Advertising and Promotion. The Company uses advertising in trade journals, exhibitions at trade shows, a presence on the Internet via the World Wide Web and direct mail to promote awareness of the Company and its products. The Company has been most successful in generating sales through demonstrations of its products and, therefore, focuses its advertising and promotional activities on generating opportunities for demonstrations. The Company also provides extensive training for, and merchandising aids to, its direct sales force and distributors. These include sales brochures, demonstration systems and promotional product literature. In order to support the Company's marketing efforts, the Company also publishes a newsletter for its customers and distributors, as well as maintains a presence on the Internet.

         Services, Support and Warranty. The Company believes that customer service, support and training are important to building and maintaining strong customer relationships. The Company services, repairs and provides technical support for its products. The Company maintains an in-house repair facility and provides ongoing training and telephone assistance to customers and international distributors from its headquarters in Calabasas, California, certain U.S. regional offices and its Japanese subsidiary. The Company's Technical Assistance Center in Morrisville, North Carolina supports the Company's switching products on a 24 hour-a-day, seven day-a-week basis. Support services include 24-hour technical support, remote access diagnostic and servicing capabilities, extended maintenance and support programs, comprehensive technical customer training, extensive customer documentation, field installation and emergency replacement. The Company typically warrants its products against defects in materials and workmanship for one year after the sale and thereafter offers extended service warranties. To date, warranty expenses have been consistently within management's expectations.

CUSTOMERS

         During 1995, the Company shipped approximately 825 units of its diagnostic products to over 170 customers worldwide and 28 pairs of EAGLE STPs to 19 customers. The Company's customers include end users and marketing intermediaries. End users for the Company's diagnostic products include long distance carriers, telephone operating companies, communications equipment manufacturers, wireless and cellular network operators and government agencies. End users for the Company's EAGLE STP consist primarily of U.S. ITCs, cellular providers, interexchange carriers and competitive access providers.

         The Company's diagnostic business is substantially dependent on repeat business and, therefore, customer satisfaction and loyalty are crucial to its long-term success. Many of the

Company's largest customers in 1995 were purchasers of the Company's diagnostic systems in prior years. Sales of diagnostic products to Nippon Telegraph & Telephone (NTT) accounted for 14% of the Company's 1995 revenues. Sales to AT&T, consisting of sales of both diagnostic and switching products, accounted for 12% of the Company's 1995 revenues. No other customer accounted for more than 10% of the Company's revenues in 1995.

         The top 20 end-user customers for the Company's diagnostic systems during 1995, which accounted for approximately $30.0 million or 40% of the Company's 1995 revenues and 58% of the Company's diagnostic product revenues were:

         AT&T                                                       MCI Telecommunications Corporation
         Bell Northern Research                                     Motorola
         Ericsson                                                   NEC
         Fujitsu Network Switching of America, Inc.                 Nortel
         GTE                                                        NTT
         Hitachi                                                    Puerto Rico Telephone
         IBM                                                        Siemens AG
         Intel Corporation                                          Telefonos de Mexico
         IntelComm Group                                            Tokyo Lease
         KDD                                                        U.S. Government Agencies

         The top 10 end-user customers for the Company's EAGLE STP product during 1995 which accounted for approximately $14.6 million in sales or 19.7% of the Company's 1995 revenues and 61% of the Company's switching product revenues were:

         AT&T Wireless                                              GTE
         Bell Mobility Cellular, Inc.                               IntelComm Group
         Citizen Telecom                                            L.A. Cellular
         Comcast Cellular                                           SBC Communications, Inc.
         Frontier Communications                                    Southern New England Telephone

         Federal and state agencies, including the FCC, regulate many of the Company's domestic customers. The FCC and a majority of the states have enacted or are considering regulations based upon alternative pricing methods. Uncertainty regarding future pricing policies and the cost effectiveness of deploying public network services may affect demand for communications products, including the Company's products. However, the Company believes that deregulation of the telecommunications market and new methods of price regulation as evidenced by the passage of the Telecommunications Act of 1996 in early 1996 could increase the demand for products such as those offered by the Company which enhance the efficiency of the network or allow the expedited introduction of new revenue-producing services.

BACKLOG

         Orders for the Company's diagnostic products are usually placed by customers on an as-needed basis, and the Company has typically been able to ship these products in 15 to 30 days after the receipt of the purchase order. Backlog for switching products typically consists of contracts or purchase orders for both product delivery scheduled within the next 12 months and EAGLE STP extended service warranty to be provided over the next five years. Because of variations in the magnitude and duration of orders received by the Company, and customer delivery requirements, which may be subject to cancellation or rescheduling, the Company's backlog at any particular date may not be a meaningful indicator of future financial results. At December 31, 1995, the Company's backlog amounted to approximately $23.3 million, of which $12.3 million related to EAGLE STP service warranty. This compared to $18.1 million at December 31, 1994, of which $8.6 million related to EAGLE STP service warranty.

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

         The Company has a computerized manufacturing inventory control system which integrates and monitors purchasing, inventory control and production. The Company's quality control process tests for reliability and conformance with product specifications and utilizes certain automated software test procedures. The Company received ISO 9002 certification from Bellcore in February 1995 and is currently undergoing the processes for ISO 9001 certification and expects to obtain such certification in 1996.

         The Company is in the process of obtaining CE Mark registration for all its diagnostic products to meet EC regulations that became effective January 1, 1996 for shipment of products into Europe. The Company has obtained CE Mark registration for those products with significant first quarter demand in Europe and currently expects to be compliant for all products before the end of the second quarter of 1996. While delays in the Company's ability to obtain CE Mark registration for all of its products did not have a material impact on European sales in the first quarter, further delays or failure to obtain such registration could have a material impact on future sales in Europe.

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

         The Company believes that the principal competitive factors in the communications diagnostic market in which the Company competes are product/price performance, functionality and reliability, timely introduction of new products, marketing and distribution capability and customer service and support. The Company anticipates that the price/performance characteristics and breadth of integrated product applications will become increasingly important competitive factors. Although price has not been a major factor, the Company anticipates increased price competition in the future. The Company believes that it competes favorably, although there can be no assurance that new or established competitors will not offer products superior to or lower in price than those of the Company.

         Network Switching Products. The market for STPs is highly competitive and has been highly concentrated among a limited number of dominant suppliers. The Company expects competition to increase in the future from existing and new competitors. The Company presently competes with DSC, Nortel, Ericsson and Alcatel, all of whom have significantly greater financial, marketing, manufacturing and other resources and larger installed customer bases than the Company. The Company believes that its long-term success will depend on its ability to penetrate the major telephone companies, offer products with the best price/performance profile and be responsive to customers' needs for new features and services.

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

EMPLOYEES

         At March 1, 1996, the Company had 358 employees, comprising 131 in sales, marketing and support, 49 in manufacturing, 138 in research, development and engineering and 40 in management, administration and finance. The Company believes that its future success will depend in part on its ability to attract, motivate and retain highly qualified personnel. Many employees hold stock options and participate in an employee stock purchase plan. None of the Company's employees is represented by a labor union, and the Company has not experienced any work stoppages. The Company believes that its employee relations are excellent.

                                    GLOSSARY

AIN (Advanced Intelligent Network)...........   Bellcore's set of standards for advanced intelligent
                                                services for the telephone networks of Regional
                                                Bell Operating Companies.

ATM (Asynchronous Transfer Mode) ............   A broadband, low-delay, packet-based switching
                                                and multiplexing technique.  Usable capacity is
                                                segmented into fixed-size cells, consisting of
                                                header and information fields, allocated to
                                                services on demand.

BRI (Basic Rate Interface) ..................   One interface type used to access the Integrated
                                                Services Digital Network.  The BRI interface
                                                allows two simultaneous calls across a single pair
                                                of copper wires.

CCITT (International Telephone and
  Telegraph Consultative Committee) .........   A United Nations organization which establishes
                                                international telecommunications standards.

El ..........................................   The European telecommunications standard
                                                defining circuits that operate at speeds of
                                                2.048 Mbps, similar to T1 lines in the United States.

Ethernet ....................................   A standard set of specifications for a particular type
                                                of LAN that employs baseband signalling (single signal
                                                on a cable) and has a transmission rate of 10 Mbps.

FDDI (Fiber Distributed Data
  Interface .................................   A standard for operating fiber optic-based LANs at
                                                110 Mbps used for high speed and backbone applications.

Frame Relay .................................   A variable length packet-based transmission technology
                                                that is used to transmit data at speeds up to 2 Mbps.

GSM (Global Systems for Mobile) .............   The standard for a set of protocols for digital
                                                wireless initially deployed in Europe.

ISDN (Integrated Services Digital
  Network) ..................................   Public digital communications services supporting
                                                a wide range of data, voice and image services
                                                accessed by standard interfaces integrated with
                                                customer control.


IS.41 .......................................   One of the Interim Standards for North American
                                                mobile applications for digital cellular.

LAN (Local Area Network) ....................  A type of high-speed data communications arrangement in which multiple computer and
                                               related products in an office or campus
                                               environment are connected by means of a
                                               standard transmission medium (typically coaxial cable,
                                               twisted-pair wire or optical fiber).

Mbps (Megabits per second) ..................  A measurement unit, equal to 1,048,576 bits per second, used to describe data
                                               transfer rates as a function of time.

MSC (Mobile Switching Center) ...............  A switch that coordinates trunk call set-up to and from users in a digital cellular network.

Packet Switching ............................  A data transmission technique whereby user information is segmented and routed in discrete
                                               data envelopes called packets, each with its own
                                               appended control information for routing,
                                               sequencing and error checking.

PCS (Personal Communications
  Systems)  .................................  A set of evolving standards and protocols providing for the concept of one number per
                                               user and associated advanced intelligent
                                               services regardless of location primarily
                                               involving mobile communications.

PDC (Personal Digital
  Communications) ...........................  A set of protocol standards for Japanese digital cellular mobile network promulgated by NEC.

Primary Rate Interface (PRI) ................  A T1 or E1 circuit used to carry 23 or 30 ISDN calls, respectively.  In an ISDN PRI, a single
                                               channel is used for signalling for calls placed on
                                               all of the other channels in the T1 or E1 circuit.

protocol ....................................  A formal set of standards governing the establishment of a communications link and
                                               controlling the format and timing of transmissions
                                               between two devices.

signalling  .................................  The process by which digital information is exchanged to establish, control and manage
                                               connections in a network.

SCP (Service Control Point) .................  A computer database that is accessed by STPs for customer call routing information and other
                                               special information required for AIN services.

SMDS (Switched Multi-megabit Data
  Service) ..................................  A communications service providing high speed, connectionless data transport.

SS7 (Common Channel Signalling
  System No. 7) .............................   A complex protocol which governs signalling between
                                                certain devices in a digital telephone network.

SSP (Service Switching Point) ...............   An SSP is a component of the central office switch
                                                that sets up trunk connections.  When an SSP identifies
                                                an AIN call, it routes a signalling message to the STP
                                                and awaits further instructions for call processing.

STP (Signal Transfer Point) .................   An STP is a switch that handles the signalling
                                                messages used to set up telephone calls,
                                                queries external databases for routing and
                                                processing information and dispatches call
                                                handling instructions.

T1 ..........................................   The North American telecommunications standard
                                                defining a circuit that multiplexes and switches
                                                24 channels and operates at speeds of 1.544 Mbps
                                                (T3 is the equivalent of 27 T1 circuits).

WAN (Wide Area Network) .....................   A network that extends beyond the distance that
                                                can be accommodated by local cabling methods.
                                                A WAN typically utilizes public carrier services
                                                to connect sites, which may span a city, state,
                                                country or the world.

X.25 ........................................   A protocol for transfer of information across
                                                packet data networks.  X.25 was the first
                                                packet data technology to be widely implemented.


ITEM 2.          PROPERTIES.

        The Company's executive offices, as well as its principal manufacturing and diagnostic product engineering and marketing operations, are located in an approximate 58,000 square-foot facility in Calabasas, California under a lease which expires in November 2004 with an option to extend for an additional five years.

        The Company also occupies a 50,000 square-foot facility in Morrisville, North Carolina under a lease expiring in March 2003, and a 6,800 square-foot facility in Columbus, Ohio under a lease expiring in March 1997, primarily for engineering, product development, customer support and regional sales activities. The Company also has eight regional sales offices occupying an aggregate of approximately 14,700 square feet under leases expiring between 1996 and 1998 in Milbrae, California; Boulder, Colorado; Lombard, Illinois; Kansas City, Missouri; Iselin, New Jersey; Irving, Texas; Reston, Virginia; and Ottawa, Canada. The Company's Japanese subsidiary occupies approximately 10,600 square feet in Tokyo under leases expiring between April 1996 and August 1997. The Company believes that its existing facilities will be adequate to meet its needs at least through 1996. The Company believes it will be able to obtain additional space when and as needed on acceptable terms.


ITEM 3.          LEGAL PROCEEDINGS.

        Inapplicable.



ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Inapplicable.

                                    PART II


ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS.

         The Company's Common Stock is traded over-the-counter on the Nasdaq National Market under the symbol TKLC. The following table sets forth the high and low closing sales prices for the Common Stock, as reported on the Nasdaq National Market. As of March 1, 1996, there were 192 record holders of the Company's Common Stock based on information provided by the Company's transfer agent.

                                                                      High              Low
                                                                    ---------        ---------
             1994
             ----
                First Quarter . . . . . . . . . . . . . . . .     $   4.38         $   3.00
                Second Quarter  . . . . . . . . . . . . . . .         5.00             2.88
                Third Quarter . . . . . . . . . . . . . . . .         6.75             3.75
                Fourth Quarter  . . . . . . . . . . . . . . .        17.00             6.00

             1995
             ----
                First Quarter . . . . . . . . . . . . . . . .        23.13            15.50
                Second Quarter  . . . . . . . . . . . . . . .        24.50            18.25
                Third Quarter . . . . . . . . . . . . . . . .        26.75            21.50
                Fourth Quarter  . . . . . . . . . . . . . . .        22.50            10.25

Common Stock prices have been retroactively adjusted to reflect the two-for-one stock split effected March 17, 1995.


         The Company has never paid a cash dividend. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Additionally, certain financial covenants in one of the Company's bank line of credit agreements restrict the Company's ability to pay cash dividends.

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA.

         The statement of operations data included in the selected consolidated financial data set forth below for the years ended December 31, 1995, 1994 and 1993 and the balance sheet data set forth below as of December 31, 1995 and 1994 are derived from, and are qualified in their entirety by reference to, the Company's audited consolidated financial statements and notes thereto. The statement of operations data set forth below for the years ended December 31, 1992 and 1991 and the balance sheet data set forth below as of December 31, 1993, 1992 and 1991 are derived from audited consolidated financial statements of the Company which are not included herein.

                       FIVE-YEAR SELECTED FINANCIAL DATA

FOR THE YEARS ENDED DECEMBER 31,               1995          1994            1993              1992         1991
                                               -----------------------------------------------------------------
                                                             (thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues  . . . . . . . . . . . . . . . .    $ 75,276    $  61,189      $    46,856      $    58,090    $    52,449
Income (Loss) before provision
  for income taxes  . . . . . . . . . . .       8,450        5,711          (17,101)          (6,693)         6,740
Net income (loss)   . . . . . . . . . . .       6,311        4,460          (18,543)          (8,296)         4,581
Earnings (Loss) per share:(1)
    Primary   . . . . . . . . . . . . . .    $   0.52    $    0.47      $     (2.23)     $     (1.01)   $      0.53
    Fully diluted   . . . . . . . . . . .        0.52         0.43            (2.23)           (1.01)          0.53
Weighted average number of
  shares outstanding:(1)
    Primary   . . . . . . . . . . . . . .      12,060        9,550            8,314            8,178          8,576
    Fully diluted   . . . . . . . . . . .      12,063       10,360            8,314            8,178          8,576




BALANCE SHEET DATA (AT DECEMBER 31):
Cash, cash equivalents and restricted cash    $43,609    $   7,653      $     3,669      $    10,067        $17,282
Working capital . . . . . . . . . . . . .      56,983       13,466            3,215           15,471         26,443
Total assets  . . . . . . . . . . . . . .      80,488       34,409           28,139           38,403         43,893
Long-term obligations . . . . . . . . . .         380          654              323              204            437
Shareholders' equity  . . . . . . . . . .      63,607       18,720           11,693           28,751         36,345

(1)Earnings (loss) per share and weighted average number of shares outstanding have been retroactively adjusted to reflect the two-for-one stock split effected March 17, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto included in this Annual Report. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

CORPORATE ORGANIZATION

         The Company is organized into two divisions: Network Diagnostic and Network Switching.

         The Network Diagnostic Division develops and supplies diagnostic systems for the communications marketplace. Its products are the foundation of the Company's business and the source of the technology and expertise that has facilitated the Company's entry into other markets.

         The Network Switching Division capitalized on the Company's expertise in SS7 to develop the EAGLE, a high-capacity packet switching platform first introduced in 1992.

         As more fully described below, the Company experienced significant losses in 1993 and returned to profitability in 1994 as a result of actions taken in connection with its December 1993 restructuring and increased market acceptance of its products, particularly the EAGLE STP and the Chameleon Open. See Note F to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that statement of operations items bear to total revenues:

                                                                     PERCENTAGE OF REVENUES
                                                            ----------------------------------------
                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                            1995             1994             1993
                                                            ----------------------------------------
Revenues  . . . . . . . . . . . . . . . . . . . . . .       100.0%           100.0%           100.0%
    Cost of goods sold  . . . . . . . . . . . . . . .        33.3             33.3             35.9
                                                            -----            -----            -----
Gross profit  . . . . . . . . . . . . . . . . . . . .        66.7             66.7             64.1
    Research and development  . . . . . . . . . . . .        20.0             19.6             37.5
    Selling, general and administrative   . . . . . .        36.7             36.7             50.7
    Restructuring   . . . . . . . . . . . . . . . . .          --               --             12.8
                                                            -----            -----            -----
Income (Loss) from operations . . . . . . . . . . . .        10.0             10.4            (36.9)
    Interest and other income (expense), net  . . . .         1.2             (1.1)             0.4
                                                            -----            ------           -----
Income (Loss) before provision for income taxes . . .        11.2              9.3            (36.5)
    Provision for income taxes  . . . . . . . . . . .         2.8              2.0              3.1
                                                            -----            -----            -----
      Net income (loss)   . . . . . . . . . . . . . .         8.4%             7.3%           (39.6)%
                                                            =====            =====            =====

         The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                                                                    PERCENTAGE OF REVENUES
                                                                    ----------------------

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                             1995            1994              1993
                                                            ----------------------------------------
Network diagnostic products . . . . . . . . . . . . .        68%              72%               82%
Network switching products  . . . . . . . . . . . . .        32               28                18
                                                            ---              ---               ---
      Total   . . . . . . . . . . . . . . . . . . . .       100%             100%              100%
                                                            ===              ===               ===


         The following table sets forth, for the periods indicated, the revenues by geographic territory as a percentage of total revenues:

                                                                   PERCENTAGE OF REVENUES
                                                                   ----------------------

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                            1995             1994             1993
                                                            --------------------------------------
North America . . . . . . . . . . . . . . . . . . . .       59%              59%               54%
Japan   . . . . . . . . . . . . . . . . . . . . . . .       22               20                25
Europe  . . . . . . . . . . . . . . . . . . . . . . .        9                9                11
Rest of World . . . . . . . . . . . . . . . . . . . .       10               12                10
                                                           ---              ---               ---
      Total   . . . . . . . . . . . . . . . . . . . .      100%             100%              100%
                                                           ===              ===               ===

1995 COMPARED WITH 1994

Revenues

         The Company's revenues increased by $14.1 million or 23% during 1995 due to higher sales of both switching and diagnostic products.

         Revenues from switching products increased by 41% in 1995 to $23.8 million due to growing market acceptance of the Company's EAGLE STP product, particularly in the cellular market. In 1995, 28 pairs of EAGLE STPs were sold compared with 25 in 1994. These sales included six pairs sold in 1995 under the Company's September 1994 distribution agreement with AT&T (now held by Lucent Technologies, Inc.) compared with one pair in 1994. The Company expects that 1996 sales of its network switching products will continue to grow both in dollars and as a percentage of total revenues at a percentage rate of growth comparable to that achieved in 1995.

         Revenues from diagnostic products increased by 16%, or $7.2 million, to $51.5 million. This increase was primarily driven by a 53% or $7.2 million increase in signalling/wireless product sales and a 30% or $3.5 million increase in Chameleon Open sales partially offset by lower sales of older diagnostic products. Sales of signalling/wireless products represented 40% of 1995 total diagnostic product sales compared with 30% in 1994. Sales of the Chameleon Open represented 29% of 1995 total diagnostic product sales compared with 26% in 1994. The increases in signalling/wireless product sales were due to higher sales in all markets as a result of increased demand and market acceptance of this product, particularly internationally. The Company believes that 1996 sales of its signalling/wireless systems will continue to grow although at a reduced percentage rate of growth compared to 1995. The increases in Chameleon Open sales were the result of the Company's continued successful product evolution from older diagnostic products to the Chameleon Open platform supporting multiple protocol diagnostics. The Company believes that 1996 sales of its Chameleon Open will continue to grow both in dollars and as a percentage of diagnostic product revenues although at a reduced percentage rate of growth compared to 1995.

         Revenues in North America increased by $7.7 million, or 21%, as a result of higher switching product sales, partially offset by lower diagnostic sales as a result of slower spending by large equipment vendors and major carriers in the third and fourth quarters. Revenues in Japan increased by $4.4 million, or 36%, due to higher diagnostic product sales and the impact of exchange rate fluctuations on currency translations in 1995. Other international revenues grew $2.0 million or 16% primarily due to higher diagnostic product sales, partially offset by lower switching product sales.

         The impact of exchange rate fluctuations on currency translations increased revenues by approximately $1.5 million, or 2%, and increased net income by $139,000, or 2%.

Gross Profit

         Gross profit as a percentage of revenues was 67% for both 1995 and 1994. While margins on EAGLE sales were slightly higher than in 1994, this increase was offset by the higher proportion of EAGLE sales as a percentage of total Company sales, as the gross profit percentage on switching products is generally lower than on diagnostic products. Changes in the following factors, among others, may affect gross profit: product and distribution channel mix, competition, customer discounts, supply and demand conditions in the electronic components industry, internal manufacturing capabilities and efficiencies, foreign currency fluctuations and general economic conditions.

Research And Development

         Research and development expenses in 1995 increased by $3.1 million, or 26%, and represented 20% of revenues for both 1995 and 1994. The dollar increase was attributable primarily to increased headcount in research and development, including contractors, and included costs to accelerate certain development programs and the Bellcore audit of the EAGLE product.

         The Company believes that its future success depends in large part upon its ability to continue to enhance existing products and develop new products that maintain its technological competitiveness. The Company intends to continue to make substantial investments in product and technology development, and believes that total research and development expenses will not change significantly as a percentage of revenues in 1996.

Selling, General And Administrative

         Selling, general and administrative expenses in 1995 increased by $5.2 million, or 23%, primarily as a result of increased headcount in customer service for both divisions, increased sales commissions due to higher revenues, and higher tradeshow and travel expenses to support the increased revenues.

Income Taxes

         In 1995, the Company had an effective tax rate of 25% compared to 22% in 1994. The provisions for both years were principally foreign taxes on the income of the Company's Japanese subsidiary. In both years, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.

         The Company anticipates that it has sufficient loss and credits carryforwards available in 1996 to offset most of its expected U.S. taxes, and therefore its federal and state effective tax rates should be similar in 1996 to those in 1995. However, the Company's overall tax rate is significantly influenced by the level of income derived from its Japanese subsidiary.

Interest, Net

         Interest income increased by $1.5 million as a result of interest earned on short-term cash investments resulting primarily from proceeds of the Company's public stock offering in 1995.


1994 COMPARED WITH 1993

Revenues

         The Company's revenues increased by $14.3 million or 31% during 1994 due to higher sales of both switching and diagnostic products.

         Revenues from switching products doubled in 1994 to $16.8 million due to growing market acceptance of the Company's EAGLE STP product, particularly in the cellular market. In 1994, 25 pairs of EAGLE STPs were sold (including one pair sold under the Company's September 1994 distribution agreement with AT&T) compared with 10 in 1993.

         Revenues from diagnostic products increased by 15%, or $5.8 million, to $44.3 million. This increase was primarily driven by an $8.8 million increase in worldwide sales of the Chameleon Open (which was first shipped in the second quarter of 1993) and the September 1994 introduction of the Company's ATM Application Module for this product. Sales of the Chameleon Open represented 26% of 1994 total diagnostic product sales compared with 7% in 1993. These increases were partially offset by lower worldwide sales of certain older diagnostic products as the Company continued its product evolution to the Chameleon Open platform supporting multiple protocol diagnostics.

         Revenues in North America increased by $10.8 million or 43% as a result of higher switching and diagnostic product sales. Despite slightly lower sales of diagnostic products, revenues in Japan increased by $520,000 or 4% due to the impact of exchange rate fluctuations on currency translations in 1994. Other international revenues grew $3.0 million or 31% primarily due to higher switching product sales.

         The impact of exchange rate fluctuations on currency translations increased revenues by approximately $1.0 million or 2% and increased net income by $86,000 or 2%.

Gross Profit

         Gross profit as a percentage of revenues improved from 64% in 1993 to 67% in 1994 principally due to lower per-unit manufacturing overhead costs and higher margins on EAGLE sales due to shipments of larger systems and reduced sales discounts. Of the 3% increase in gross profit, lower per-unit manufacturing overhead costs and higher margins on EAGLE STP sales accounted for approximately 2% and 1%, respectively, of such increase.

Research And Development

         Research and development expenses in 1994 decreased by $5.6 million or 32% and from 38% to 20% as a percentage of revenues. These decreases were attributable primarily to reduced headcount in research and development and termination of certain projects following the December 1993 restructuring in which certain product lines were discontinued. Expenses related to EAGLE also declined due to completion of its initial development.

Selling, General And Administrative

         Selling, general and administrative expenses in 1994 decreased by $1.3 million or 5% primarily as a result of the December 1993 restructuring. The decline due to the restructuring was partially offset by employee bonuses and increased sales commissions based upon the achievement in 1994 of certain business performance targets.

Income Taxes

         In 1994, the Company had an effective tax rate of 22%, compared to 8% in 1993. The provisions for both years were principally foreign taxes on the income of the Company's Japanese subsidiary. In 1994, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.

         The 1993 provision was impacted by the Company's inability to recognize a benefit for its U.S. loss and credits carryforwards, which remain available to reduce future U.S. taxes.

LIQUIDITY AND CAPITAL RESOURCES

         During 1995, cash and cash equivalents increased by $37.0 million to $43.6 million, primarily due to net proceeds of $36.5 million raised in the Company's public offering of Common Stock which was completed in June 1995. In addition, other financing activities provided $1.1 million, operating activities provided $3.4 million, and investing activities used $3.8 million.

         Accounts receivable, including amounts due from related parties, increased by 41% during 1995. The increase was due to longer payment terms offered as additional competitive incentives on large orders, particularly for EAGLE, an increase in the concentration of the Company's sales in the last month of the quarter in 1995 and a higher proportion of international sales which typically carry longer payment terms. Inventories increased by 46% during 1995 primarily to support the increased sales volume and to meet anticipated higher sales levels in the fourth quarter than were achieved.

         Capital expenditures were $4.5 million during 1995 as the Company resumed its normal capital spending cycle. While there are currently no significant commitments for capital expenditures, the Company expects that its capital expenditures will increase in 1996 principally for the planned acquisition of equipment for research and development.

         Net cash provided by financing activities in 1995 was $37.6 million, which represented $39.0 million in proceeds from the issuance of Common Stock pursuant to the Company's public offering and from the exercise of options and warrants, partially offset by debt and other obligation repayments amounting to $1.4 million.

         The Company has a $7.5 million line of credit with a U.S. bank and lines of credit aggregating $3.4 million available to the Company's Japanese subsidiary from various Japan-based banks.

         The Company's $7.5 million line of credit is collateralized by substantially all of the Company's assets, bears interest at the U.S. prime rate (8.5% at December 31, 1995) plus 2.5% per annum, and expires September 30, 1996, if not renewed. Maximum borrowings available under the line of credit are based on eligible accounts receivable and amounted to $6.9 million at December 31, 1995, of which $330,000 was then outstanding. This line of credit includes a $1.0 million long-term credit facility payable in 47 monthly installments of $20,000 each which began in June 1994 and a final installment of $60,000 due in May 1998, or upon the expiration of the underlying $7.5 million line of credit, if not renewed. At December 31, 1995, $620,000 was outstanding under this long-term facility, of which $380,000 was included under long-term debt.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.4 million with interest at the Japanese prime rate (1.625% at December 31, 1995) plus 0.125% per annum which expire between March 31, 1996, and August 5, 1996, if not renewed. There have been no borrowings under these lines of credit.

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

         The Company believes that existing working capital, funds generated from operations and its current bank lines of credit are sufficient to satisfy anticipated operating requirements at least through 1996.

Foreign Exchange
         International operations are subject to certain opportunities and risks, including currency fluctuations. In 1995, 1994, and 1993, the percentages by which weighted average exchange rates for the currencies indicated below strengthened (weakened) against the U.S. dollar were as follows:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             -------------------------------
                                                            1995             1994             1993
                                                       -----------------------------------------------
Japanese yen  . . . . . . . . . . . . . .                   9%                 9%             13%
Canadian dollar . . . . . . . . . . . . .                   0%                (9)%            (4)%


         The change in cumulative translation adjustment in 1995 was due primarily to the weakening of the Japanese yen against the U.S. dollar when comparing the exchange rate at December 31, 1995 to that of December 31, 1994, even though the weighted average exchange rate for the Japanese yen strengthened overall during the year. Exchange gains (losses) are recorded in the period when incurred, and amounted to $(210,000), $(235,000) and $253,000 in 1995, 1994, and 1993, respectively. Exchange gains and losses include the remeasurement of certain currencies into functional currencies and the settlement of intercompany balances.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995
         The statements which are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve certain risks and uncertainties including, but not limited to, competition in the network diagnostic and network switching markets, capital spending patterns of the Company's customers, foreign currency fluctuations, general economic and political conditions, announcements of new products by Tekelec or its competitors, and other risks described in this

Annual Report on Form 10-K and in the Company's other Securities and Exchange Commission filings.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         See the consolidated financial statements of the Company and its subsidiaries included herein and listed in Item 14 (a) of this Annual Report.



ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

         Inapplicable.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 1996, entitled "Election of Directors," "Executive Officers" and "Common Stock Ownership of Principal Shareholders and Management - Compliance with Section 16(a) of the Securities Exchange Act of 1934," to be filed with the Commission.



ITEM 11.         EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 1996, entitled "Election of Directors - Compensation of Directors," "Executive Compensation and Other Information," "Board of Directors and Compensation Committee Reports on Executive Compensation" and "Performance Graph," to be filed with the Commission.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 1996, entitled "Common Stock Ownership of Principal Shareholders and Management," to be filed with the Commission.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 1996, entitled "Certain Relationships and Related Transactions," to be filed with the Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

(a)  The following documents are filed as part of this Report:

   CONSOLIDATED FINANCIAL STATEMENTS                                                         PAGE
                                                                                             ----
                 .        Report of Independent Accountants                                   F-1

                 .        Consolidated Statements of Operations for each of the
                          three years in the period ended December 31, 1995                   F-2

                 .        Consolidated Balance Sheets as of December 31, 1995 and 1994        F-3

                 .        Consolidated Statements of Cash Flow for each of the
                          three years in the period ended December 31, 1995                   F-4

                 .        Consolidated Statements of Shareholders' Equity for each of
                          the three years in the period ended December 31, 1995               F-5

                 .        Notes to Consolidated Financial Statements                          F-6

- -----------------------------

                                                                                              PAGE
                                                                                              ----
                 CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                 .        Schedule II      Valuation and Qualifying Accounts and Reserves
                                           for each of the three years in the period ended
                                           December 31, 1995                                  S-1

         Schedules which are not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

                 LIST OF EXHIBITS

         3.1     Amended and Restated Articles of Incorporation(1)

         3.2     Bylaws, as amended(2)

         10.1 Amended and Restated 1984 Stock Option Plan, including forms of stock option agreements(3)(4)

         10.2 Employee Stock Purchase Plan and form of subscription agreement(5), as amended January 29, 1988(6), January 28,
                 1989(7), March 15, 1991(8), May 15, 1992(9), December 8,
                 1992(9), March 24, 1993(9) and October 29, 1994(4)(10)

         10.3    Amended and Restated Non-Employee Director Equity Incentive
                 Plan, including forms of stock award certificate and nonstatutory stock option agreements(4)(11)

         10.4 1994 Stock Option Plan, including forms of stock option agreements(11), as amended February 4, 1995(12) and March 3,
                 1995 (4)(12)

         10.5    Retirement Pension Rules of Tekelec Ltd.(1)(4)

         10.6 Form of Indemnification Agreement between the Registrant and all directors of the Registrant(4)(13)

         10.7 Lease dated as of February 8, 1988 between the Registrant and State Street Bank and Trust Company of California, N.A., not individually, but solely as an Ancillary Trustee for State
                 Street Bank and Trust Company, a Massachusetts banking corporation, not individually, but solely as Trustee for the AT&T Master Pension Trust, covering the Company's principal facilities in Calabasas, California(14)

         10.8    Form of International Distributor Agreement(15) and Schedule of
                 Distributors

         10.9 Loan and Security Agreement dated September 14, 1993 between the Registrant and CoastFed Business Credit Corporation(16), as amended by Amendment to Loan Documents dated May 18, 1994(17)

         10.10 Accounts Collateral Security Agreement dated September 14, 1993 between the Registrant and CoastFed Business Credit
                 Corporation(16)

         10.11 Equipment Collateral Security Agreement dated May 18, 1994 between the Registrant and CoastFed Business Credit
                 Corporation(17)

         10.12   Officer Severance Plan, including form of Employment Separation
                 Agreement(4)(18)

         10.13   Consulting Agreement dated as of January 20, 1994 between the
                 Registrant and Howard Oringer, including warrant and confidentiality agreement(4)(18)

         10.14 Warrant issued to Robert V. Adams on January 16, 1992, as amended by Amendment No. 1 dated July 24, 1993(4)(18)

         10.15 Warrant issued to Howard Oringer on January 16, 1992, as amended by Amendment No. 1 dated July 24, 1993(4)(18)

         10.16   Warrant issued to Philip Black on April 16, 1994(4)(10)

         10.17   Distributorship Agreement dated September 16, 1994 between the
                 Registrant and AT&T Corp.(19)

         10.18   Memo of Understanding dated October 27, 1994 between the
                 Registrant and Stratus Computer, Inc.(1)

         10.19   Compensation agreement dated November 22, 1995 between the
                 Registrant and Allan Toomer(4)

         11.1    Statement of Computation of Earnings Per Share

         21.1    Subsidiaries of the Registrant(1)

         23.1    Consent of Coopers & Lybrand L.L.P.

         27.1    Financial Data Schedule
- -----------------------------

   (1) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1994.

   (2) Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-3 (Registration No. 33-58551) filed with the Commission on May 18, 1995.

   (3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-48079) filed with the Commission on May 22, 1992.

   (4) Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

   (5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-16094) filed with the Commission on December 9, 1986.

   (6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-22370) filed with the Commission on June 8, 1988.

   (7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-30475) filed with the Commission on August 11, 1989.

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

   (12) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-60611) filed with the Commission on June 27, 1995.

   (13) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1987.

   (14) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1988.

   (15) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-4123) filed with the Commission on March 19, 1986.

   (16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1993.

   (17) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1994.

   (18) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1993.

   (19) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1994. Confidential treatment has been granted with respect to portions of this exhibit, and such confidential portions have been deleted and filed with the Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed or required to be filed by the Registrant during the quarter ended December 31, 1995.

(C)      EXHIBITS

         See the list of Exhibits under Item 14(a)3 of this Annual Report on Form 10-K.

(D)      FINANCIAL STATEMENT SCHEDULES

     See the Schedule under Item 14(a)2 of this Annual Report on Form 10-K.

                                   SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Calabasas, California.

                                     TEKELEC


                                     By: /s/ Philip J. Alford
                                         -------------------------------
                                         Philip J. Alford, President and
                                         Chief Executive Officer
Dated:  March 29, 1996


   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                                          Title                                 Date
   ---------                                          -----                                 ----
/s/ Jean-Claude Asscher                            Chairman of the Board             March 29, 1996
- -------------------------------------------
    Jean-Claude Asscher


/s/ Philip J. Alford                               President, Chief Executive        March 29, 1996
- -------------------------------------------        Officer and Director
    Philip J. Alford


/s/ Robert V. Adams                                Director                          March 29, 1996
- -------------------------------------------
    Robert V. Adams


/s/ Philip Black                                   Director                          March 29, 1996
- -------------------------------------------
    Philip Black


/s/ Daniel L. Brenner                              Director                          March 29, 1996
- -------------------------------------------
    Daniel L. Brenner


/s/ Howard Oringer                                 Director                          March 29, 1996
- -------------------------------------------
    Howard Oringer


/s/ Jon F. Rager                                   Director                          March 29, 1996
- -------------------------------------------
    Jon F. Rager


/s/ Gilles C. Godin                                Vice President, Finance and       March 29, 1996
- -------------------------------------------        Chief Financial Officer
    Gilles C. Godin

                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF TEKELEC

         We have audited the accompanying consolidated balance sheets of Tekelec as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flow, and the financial statement schedule for each of the three years in the period ended December 31, 1995. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tekelec as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents, in all material respects, the information required to be included therein.


/s/  COOPERS & LYBRAND L.L.P.


Coopers & Lybrand L.L.P.
February 9, 1996

                                    TEKELEC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                               1995             1994            1993
                                                            ------------------------------------------
                                                                  (thousands, except per share data)
REVENUES (including sales to related parties of
    1995 - $5,305; 1994 - $3,809; 1993 - $3,972)  . .    $    75,276      $    61,189      $    46,856

COSTS AND EXPENSES:
    Cost of goods sold  . . . . . . . . . . . . . . .         25,035           20,388           16,836
    Research and development  . . . . . . . . . . . .         15,054           11,962           17,570
    Selling, general and administrative   . . . . . .         27,653           22,466           23,756
    Restructuring   . . . . . . . . . . . . . . . . .            --               --             5,988
                                                              -------          -------         --------
      Total costs and expenses  . . . . . . . . . . .         67,742           54,816           64,150

Income (Loss) from operations   . . . . . . . . . . .          7,534            6,373          (17,294)
Other income (expense):
    Interest, net   . . . . . . . . . . . . . . . . .          1,139             (327)             (16)
    Other, net  . . . . . . . . . . . . . . . . . . .           (223)            (335)             209
                                                              -------          -------         --------
      Total other income (expense)  . . . . . . . . .            916             (662)             193
                                                              -------          -------         --------
Income (Loss) before provision for income taxes   . .          8,450            5,711          (17,101)
    Provision for income taxes  . . . . . . . . . . .          2,139            1,251            1,442
                                                              -------          -------         --------
      NET INCOME (LOSS)   . . . . . . . . . . . . . .    $     6,311      $     4,460      $   (18,543)
                                                              =======          =======         ========

EARNINGS (LOSS) PER SHARE:
      Primary   . . . . . . . . . . . . . . . . . . .    $      0.52      $      0.47      $     (2.23)
      Fully diluted   . . . . . . . . . . . . . . . .           0.52             0.43            (2.23)
WEIGHTED AVERAGE NUMBER OF SHARES:
      Primary   . . . . . . . . . . . . . . . . . . .         12,060            9,550            8,314
      Fully diluted   . . . . . . . . . . . . . . . .         12,063           10,360            8,314

See notes to consolidated financial statements.

                                    TEKELEC

                          CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                                1995             1994
                                                                          -----------------------------
                                                                          (thousands, except share data)
                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . .     $    43,609      $     6,653
    Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . .             --             1,000
    Accounts and notes receivable, less allowances
         1995 -- $391; 1994 -- $318 . . . . . . . . . . . . . . . . .          19,167           14,215
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . .           6,423            4,391
    Amounts due from related parties  . . . . . . . . . . . . . . . .           3,053            1,538
    Prepaid expenses    . . . . . . . . . . . . . . . . . . . . . . .           1,232              704
                                                                               ------           ------
      Total current assets  . . . . . . . . . . . . . . . . . . . . .          73,484           28,501

Property and equipment, net . . . . . . . . . . . . . . . . . . . . .           6,107            4,794
Technology, net . . . . . . . . . . . . . . . . . . . . . . . . . . .             --               423
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             897              691
                                                                               ------           ------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . .     $    80,488      $    34,409
                                                                               ======           ======

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term borrowings and current portion of long-term debt   . .     $       570      $     1,366
    Trade accounts payable  . . . . . . . . . . . . . . . . . . . . .           3,960            4,005
    Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . .           4,404            3,213
    Accrued payroll and related expenses  . . . . . . . . . . . . . .           3,294            4,132
    Deferred revenues   . . . . . . . . . . . . . . . . . . . . . . .           2,908            1,412
    Current portion of other obligations  . . . . . . . . . . . . . .              31              312
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . .           1,334              595
                                                                               ------           ------
      Total current liabilities   . . . . . . . . . . . . . . . . . .          16,501           15,035
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .             380              620
Long-term portion of other obligations  . . . . . . . . . . . . . . .             --                34
                                                                               ------           ------
      Total liabilities   . . . . . . . . . . . . . . . . . . . . . .          16,881           15,689

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock, without par value, 50,000,000 shares authorized;
      issued and outstanding 1995 -- 11,599,073; 1994 -- 9,022,612             54,936           15,940
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . .           6,390               79
    Cumulative translation adjustments  . . . . . . . . . . . . . . .           2,281            2,701
                                                                               ------           ------
      Total shareholders' equity  . . . . . . . . . . . . . . . . . .          63,607           18,720
                                                                               ------           ------
      Total liabilities and shareholders' equity  . . . . . . . . . .     $    80,488      $    34,409
                                                                               ======           ======

See notes to consolidated financial statements.

                                    TEKELEC

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                               1995             1994             1993
                                                         ----------------------------------------------
                                                                             (thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income (loss)   . . . . . . . . . . . . . . .    $     6,311      $     4,460      $   (18,543)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization   . . . . . . . . .          3,643            4,406            5,522
    Deferred income taxes   . . . . . . . . . . . . .            --               --               145
    Noncash component of restructuring charge   . . .            --               --             2,969
    Changes in current assets and liabilities:
      Accounts and notes receivable   . . . . . . . .         (5,022)          (5,522)          (1,150)
      Inventories   . . . . . . . . . . . . . . . . .         (2,079)             400             (370)
      Amounts due from related parties  . . . . . . .         (1,515)            (294)             (23)
      Income taxes receivable   . . . . . . . . . . .            --               216              530
      Prepaid expenses  . . . . . . . . . . . . . . .           (567)             427             (242)
      Trade accounts payable  . . . . . . . . . . . .           (188)            (304)           2,369
      Accrued expenses  . . . . . . . . . . . . . . .          1,346             (703)            (449)
      Accrued payroll and related expenses  . . . . .           (865)             559            1,569
      Deferred revenues   . . . . . . . . . . . . . .          1,496              932             (208)
      Income taxes payable  . . . . . . . . . . . . .            810             (150)             372
                                                              -------          -------          -------
         Total adjustments  . . . . . . . . . . . . .         (2,941)             (33)          11,034
                                                              -------          -------          -------
         Net cash provided by (used in)
          operating activities  . . . . . . . . . . .          3,370            4,427           (7,509)
                                                              -------          -------          -------
CASH FLOW FROM INVESTING ACTIVITIES:
    (Increase) Decrease in restricted cash  . . . . .          1,000           (1,000)             --
    Purchase of property and equipment  . . . . . . .         (4,530)          (1,508)          (2,476)
    Investments in technology   . . . . . . . . . . .            --               --              (165)
    (Increase) Decrease in other assets   . . . . . .           (305)             222             (681)
                                                              -------          -------          -------
         Net cash (used in) investing activities  . .         (3,835)          (2,286)          (3,322)
                                                              -------          -------          -------
CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from (Repayments of) short-term
         borrowings . . . . . . . . . . . . . . . . .           (796)          (1,878)           3,004
    Proceeds from long-term debt  . . . . . . . . . .            --             1,000              --
    Repayment of long-term debt   . . . . . . . . . .           (240)            (140)             --
    Proceeds from (Repayments of) other obligations             (323)            (235)             184
    Proceeds from issuance of common stock and stock
      option tax benefits   . . . . . . . . . . . . .         38,996            1,591              662
                                                              -------          -------          -------
         Net cash provided by financing activities  .         37,637              338            3,850
                                                              -------          -------          -------
Effect of exchange rate changes on cash . . . . . . .           (216)             505              583
                                                              -------          -------          -------
         Net increase (decrease) in cash and cash
           equivalents  . . . . . . . . . . . . . . .         36,956            2,984           (6,398)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR  .          6,653            3,669           10,067
                                                              -------          -------          -------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR  . . . .    $    43,609      $     6,653      $     3,669
                                                              =======          =======          =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
      Interest  . . . . . . . . . . . . . . . . . . .    $       231      $       343      $       327
      Income taxes  . . . . . . . . . . . . . . . . .          1,543            1,131              439

See notes to consolidated financial statements.

                                    TEKELEC

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                             COMMON STOCK
                                            -----------------     RETAINED         CUMULATIVE       TOTAL
                                           NUMBER                 EARNINGS         TRANSLATION      SHAREHOLDERS'
                                           OF SHARES  AMOUNT      (DEFICIT)        ADJUSTMENTS      EQUITY
                                           ----------------------------------------------------------------------
                                                                    (thousands)
- ---------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                 8,264     $  13,687    $   14,162       $      902       $   28,751
    Exercise of stock options                266           662           ---              ---              662
    Translation adjustment                   ---           ---           ---              823              823
    Net loss                                 ---           ---       (18,543)             ---          (18,543)
- --------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1993                 8,530        14,349        (4,381)           1,725           11,693
    Exercise of stock options                493         1,591           ---              ---            1,591
    Translation adjustment                   ---           ---           ---              976              976
    Net income                               ---           ---         4,460              ---            4,460
- --------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1994                 9,023        15,940            79            2,701           18,720
    Issuance of common stock               2,013        36,520           ---              ---           36,520
    Exercise of stock options
      and warrants                           563         2,374           ---              ---            2,374
    Stock option tax benefits                ---           102           ---              ---              102
    Translation adjustment                   ---           ---           ---             (420)            (420)
    Net income                               ---           ---         6,311              ---            6,311
- --------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                11,599     $  54,936    $    6,390       $    2,281       $   63,607
==============================================================================================================

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated. Certain items shown in the December 31, 1994 and 1993 financial statements have been reclassified to conform with the current period presentation.

ESTIMATES

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

         Inventories are stated at the lower of cost (first in, first out) or market.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method. The estimated useful lives are:

Manufacturing and
  development equipment           3-5 years
Furniture and office equipment    5 years
Demonstration equipment           3 years
Leasehold improvements            The shorter of useful
                                  life or lease term


TECHNOLOGY

         Product development costs, including costs of purchased and licensed technology incurred to enhance significantly a product that results in the creation and sales of a new generation of products, are capitalized; costs incurred in conceptualization and design of new products are expensed as incurred.

         Amortization is based on the greater of related net shipments made during the period to total anticipated net shipments, or the three-year straight-line method. There were no capitalized internally developed software costs in 1995 and 1994.

LONG-TERM ASSETS

         The carrying value of long-term assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected nondiscounted future operating cash flows derived from such assets are less than their carrying value. In 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") was issued and was adopted by the Company for the year ended December 31, 1995. This statement requires that long-lived assets and certain identifiable intangible assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. The adoption of SFAS No. 121 did not have any impact on the financial position, results of operations, or cash flows of the Company.

PRODUCT WARRANTY COSTS

         The Company generally warrants its products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. At December 31, 1995 and 1994, accrued product warranty costs amounted to $879,000 and $827,000, respectively, and are included in accrued expenses.

REVENUE RECOGNITION

         Revenues from sales of diagnostic products are generally recognized when products are shipped. Revenues from sales of switching products are recognized upon shipment to the customer's final site and satisfaction of related significant Company obligations, if any. Revenues associated with installation are realized upon completion. Extended warranty service revenues are recognized ratably over the warranty period. Engineering service revenues are recognized on delivery or as the services are performed.

INCOME TAXES

         Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

ADVERTISING

         Advertising costs are expensed as incurred, and amounted to $625,000, $305,000, and $509,000 for 1995, 1994, and 1993, respectively.

TRANSLATION OF FOREIGN CURRENCIES

         Translation of foreign currencies is accounted for using the local currency as the functional currency of the Company's foreign subsidiaries. All assets and liabilities are translated at current exchange rates while revenues and expenses are translated at average rates in effect for the period. The resulting gains and losses are included in a separate component of shareholders' equity. Gains (losses) on foreign currency transactions are reflected in net income (loss) and amounted to $(210,000), $(235,000) and $253,000 for 1995, 1994, and 1993, respectively.

STOCK-BASED COMPENSATION

         In 1996 the Company will adopt SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company intends to adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1995. The adoption of this standard will not impact the Company's results of operations, financial position or cash flows.

EARNINGS (LOSS) PER SHARE

         Earnings (Loss) per share are computed using the weighted average number of shares outstanding and dilutive common stock equivalents (options and warrants).

NOTE B -- RESTRICTED CASH

         At December 31, 1994, the Company's Japanese subsidiary had $1.0 million of restricted cash included in current assets, which represented cash on deposit at a bank in Japan as collateral for outstanding short-term borrowings in the U.S. under a $2.0 million line of credit. Upon expiration of this facility during 1995, the outstanding loan balance of $1.0 million was paid in full and the line of credit was not renewed.

NOTE C -- FAIR VALUE OF INVESTMENTS

         The Company has short-term investments whose carrying amounts approximate their fair values because of their short maturity. At December 31, 1995, the Company had investments of $35.9 million classified as held-to-maturity securities included in cash and cash equivalents, all of which were invested in corporate debt securities with maturities of 90 days or less. The Company had no investments in debt or equity securities at December 31, 1994.

NOTE D -- BUSINESS AND CREDIT RISK

         The Company sells communications diagnostic and network switching systems worldwide primarily to telephone operating companies, equipment manufacturers, and corporations that use its systems to design, install, maintain, test, and operate communications equipment and networks. Credit is extended based on an evaluation of each customer's financial condition, and generally collateral is not required. Credit losses, if any, have been provided for in the financial statements and have been consistently within management's expectations.

NOTE E -- RELATED PARTY TRANSACTIONS

         As of December 31, 1995, the Company's principal shareholder, a director and his family, and a foreign-affiliated company controlled by the director owned an aggregate of approximately 37% of the Company's outstanding stock.

         The following is a summary of transactions and balances with these affiliates:

                                                            1995             1994             1993
                                                            ----             ----             ----
                                                                        (thousands)
Product sales . . . . . . . . . . . . . . . . . . .      $   5,305        $   3,809           $3,972
Purchases of inventory  . . . . . . . . . . . . . .            321               49               42
Director's fees and expenses  . . . . . . . . . . .             32               15               24
Due from affiliates . . . . . . . . . . . . . . . .          3,053            1,538            1,244
Due to affiliates . . . . . . . . . . . . . . . . .            254               41               14

      The amounts due from and to the affiliates are noninterest bearing.

         In January 1994, the Company entered into a six-month consulting agreement with a director pursuant to which such director received $52,000 and a warrant to purchase 20,000 shares of the Company's Common Stock. See Note Q.

NOTE F -- RESTRUCTURINGS

         During the second quarter of 1993, management reorganized the Company into a divisional structure and in connection with such reorganization, the Company recorded a $400,000 restructuring charge consisting of severance costs associated with the related termination of employees and closure of the Company's Alabama facility.

         After incurring continued losses, the Company implemented in the fourth quarter of 1993 an organizational and strategic restructuring aimed at returning the Company to profitability by significantly reducing overhead expenses and improving cash flow and further rationalizing the Company's business lines. In connection with this restructuring, the Company discontinued its network monitoring and field service product lines. A restructuring charge of $5.6 million was recorded representing severance pay for 65 terminated employees in management, research and development, support and administrative functions, the write-down of technology and other assets associated with the discontinued product lines, the write-off of a management information system project which the Company terminated, and the accrual of other exit costs associated with the restructuring, including costs related to the sale of the Company's Australian subsidiary.

         Restructuring charges for the year ended December 31, 1993 consisted of the following:

                                                                         (thousands)
Severance pay . . . . . . . . . . . . . . . . . . . . . . . . . .         $  2,256
Inventory write-down  . . . . . . . . . . . . . . . . . . . . . .              438
Property and equipment write-down . . . . . . . . . . . . . . . .            1,175
Technology write-down . . . . . . . . . . . . . . . . . . . . . .              613
Other assets write-down . . . . . . . . . . . . . . . . . . . . .              743
Other expenses  . . . . . . . . . . . . . . . . . . . . . . . . .              763
                                                                          --------
                                                                          $  5,988
                                                                          ========


         At December 31, 1994, all identified employees had been terminated and all the severance costs and accrued expenses had been paid.

NOTE G -- INCOME TAXES

         The provision for income taxes consists of the following:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             -------------------------------
                                                          1995             1994             1993
                                                        -----------------------------------------
                                                                       (thousands)
CURRENTLY PAYABLE (RECEIVABLE):
    Federal   . . . . . . . . . . . . . . . . . . .     $    88         $   133         $  (159)
    State   . . . . . . . . . . . . . . . . . . . .         228             202              39
    Foreign   . . . . . . . . . . . . . . . . . . .       2,258             916           1,311

DEFERRED:
    Federal   . . . . . . . . . . . . . . . . . . .          --              --             314
    State   . . . . . . . . . . . . . . . . . . . .          --              --              --
    Foreign   . . . . . . . . . . . . . . . . . . .        (435)             --             (63)
                                                         ------         -------         -------
                                                        $ 2,139         $ 1,251         $ 1,442
                                                        =======         =======         =======

         The primary components of temporary differences which gave rise to deferred taxes at December 31, 1995 and 1994 are:

                                                                DECEMBER 31,
                                                                -----------
                                                            1995              1994
                                                         --------------------------
                                                                 (thousands)
DEFERRED TAX ASSETS:
    Net operating loss carryforward   . . . . . . .      $   5,191        $   5,565
    Foreign tax credit carryforward   . . . . . . .            918              918
    Allowance for doubtful accounts   . . . . . . .            141              117
    Inventory adjustments   . . . . . . . . . . . .            883              775
    Depreciation and amortization   . . . . . . . .            392              323
    Research and development
      credit carryforward   . . . . . . . . . . . .          1,901            1,141
    Accrued liabilities   . . . . . . . . . . . . .            681              264
    Warranty accrual  . . . . . . . . . . . . . . .            358              325
    Other   . . . . . . . . . . . . . . . . . . . .            323              230
                                                            -------           ------
    Total deferred tax asset  . . . . . . . . . . .         10,788            9,658
    Less, valuation allowance   . . . . . . . . . .        (10,271)          (9,496)
                                                           --------          -------
    Total net deferred tax asset  . . . . . . . . .            517              162
                                                            -------           ------

DEFERRED TAX LIABILITIES:
    Depreciation and amortization   . . . . . . . .            --               --
    Deferred product development costs  . . . . . .             45               84
    Other   . . . . . . . . . . . . . . . . . . . .            103               78
                                                            -------           ------
    Total deferred tax liability  . . . . . . . . .            148              162
                                                            -------           ------
NET DEFERRED TAX ASSET  . . . . . . . . . . . . . .            369              --
CURRENT PORTION . . . . . . . . . . . . . . . . . .            224              --
                                                            -------           ------
LONG-TERM PORTION
    (INCLUDED IN OTHER ASSETS)  . . . . . . . . . .      $     145        $     --

The valuation allowance for deferred taxes is based on the Company's operating history and management's assessment of various uncertainties related to their future realization. Because realization of deferred tax benefits is dependent upon generating sufficient U.S. taxable income in future years, the amount of the valuation allowance for deferred taxes may be reduced in the near term if positive U.S. taxable income trends are sustainable.

         The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                            1995             1994             1993
                                                         ---------------------------------------------
Federal statutory provision
    (benefit) rate  . . . . . . . . . . . . . . . .         34.0%          34.0%               (35.0)%
Research and
    development credits   . . . . . . . . . . . . .           --             --                   --
State taxes,
    net of federal benefit  . . . . . . . . . . . .          1.8            6.1                  0.2
Foreign taxes . . . . . . . . . . . . . . . . . . .          5.5            6.9                  2.9
Utilization of operating
    loss carryforwards  . . . . . . . . . . . . . .        (17.0)         (27.5)                  --
Loss for which no tax benefit
    was recorded  . . . . . . . . . . . . . . . . .           --             --                 32.3
Temporary differences for which
    no tax benefit was recorded   . . . . . . . . .           --             --                  7.9
Other . . . . . . . . . . . . . . . . . . . . . . .          1.0            2.4                  0.1
                                                           ------         ------               ------
                                                            25.3%          21.9%                 8.4%
                                                           ======         ======               ======

         At December 31, 1995, the Company had available federal net operating loss carryforwards of $14.0 million, foreign tax credit carryforwards of $918,000, and research and development credit carryforwards of $1.9 million which will generally expire beginning in the years 2007, 1997, and 2007, respectively.

         The Company has not provided for federal income taxes on $9.6 million of undistributed earnings of its foreign subsidiaries which have been reinvested in their operations. If these earnings were distributed, net operating loss carryforwards and foreign tax credits available under current law would eliminate the resulting federal income tax liability.

NOTE H -- INVENTORIES

         The components of inventories are:

                                                                DECEMBER 31,
                                                                -----------
                                                            1995             1994
                                                        ---------------------------
                                                                 (thousands)
Raw materials . . . . . . . . . . . . . . . . . . .    $    3,109       $    2,197
Work in process . . . . . . . . . . . . . . . . . .         1,653            1,246
Finished goods  . . . . . . . . . . . . . . . . . .         1,661              948
                                                            -----            -----
                                                       $    6,423       $    4,391
                                                            =====            =====

NOTE I -- PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                DECEMBER 31,
                                                                -----------
                                                            1995          1994
                                                         --------------------------
                                                                  (thousands)
Manufacturing and
    development equipment   . . . . . . . . . . . .    $  10,823        $   8,567
Furniture and office equipment  . . . . . . . . . .        5,651            5,022
Demonstration equipment . . . . . . . . . . . . . .        3,406            3,249
Leasehold improvements  . . . . . . . . . . . . . .        1,232            1,257
                                                         --------         --------
                                                          21,112           18,095
Less, accumulated depreciation
    and amortization  . . . . . . . . . . . . . . .      (15,005)         (13,301)
                                                         --------         --------
                                                       $   6,107        $   4,794
                                                        =========        =========


NOTE J -- TECHNOLOGY

         Technology consisted of capitalized product development costs, net of accumulated amortization of $1.2 million at December 31, 1994. There were no unamortized capitalized product development costs at December 31, 1995.

NOTE K -- BORROWINGS

         The Company has a $7.5 million line of credit with a U.S. bank and lines of credit aggregating $3.4 million available to the Company's Japanese subsidiary from various Japan-based banks.

         The Company's $7.5 million line of credit is collateralized by substantially all of the Company's assets, bears interest at the U.S. prime rate (8.5% at December 31, 1995) plus 2.5% per annum and expires September 30, 1996, if not renewed. Maximum borrowings available under the line of credit are based on eligible accounts receivable and amounted to $6.9 million at December 31, 1995, of which $330,000 was then outstanding. This line of credit includes a $1.0 million long-term credit facility payable in 47 monthly installments of $20,000 each which began in June 1994 with a final installment of $60,000 due in May 1998 or upon the expiration of the underlying $7.5 million line of credit, if not renewed. At December 31, 1995, $620,000 was outstanding under this long-term facility, of which $380,000 was included under long-term debt.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.4 million with interest at the Japanese prime rate (1.625% at December 31, 1995) plus 0.125% per annum which expire between March 31, 1996 and August 5, 1996, if not renewed. There have been no borrowings under these lines of credit.

         The Company's weighted average short-term borrowing rates were 11.5% and 8.8% in 1995 and 1994, respectively.

NOTE L -- COMMITMENTS AND CONTINGENCIES

         The Company leases its office and manufacturing facilities together with certain office equipment under operating lease agreements. Lease terms generally range from one to ten years; certain building leases contain options for renewal for additional periods and are subject to increases up to 10% every 24 months.

         Total rent expense was $1.9 million, $2.0 million, and $2.1 million, for 1995, 1994, and 1993, respectively.

         Minimum annual noncancelable lease commitments at December 31, 1995, are:

For The Years Ending December 31,
- -----------------------------------------------
                                                   (thousands)
1996  . . . . . . . . . . . . . . . . . . . .      $   2,062
1997  . . . . . . . . . . . . . . . . . . . .          1,658
1998  . . . . . . . . . . . . . . . . . . . .          1,385
1999  . . . . . . . . . . . . . . . . . . . .          1,410
2000  . . . . . . . . . . . . . . . . . . . .          1,309
Thereafter  . . . . . . . . . . . . . . . . .          4,014
                                                      ------
                                                   $  11,838
                                                      ======

NOTE M -- STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

         The Company has various stock option plans with maximum terms of ten years. 5,650,000 shares of the Company's Common Stock have been issued or reserved for issuance under these plans.

         The terms of options granted under these Option Plans are determined at the time of grant. The option price may not be less than the fair market value per share on the date of grant. Both incentive stock options and nonstatutory stock options can be issued under the Option Plans.

         Combined stock option activity under the Option Plans is as follows:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1995              1994            1993
                                                         -----------------------------------------------
Number of option shares:
    Granted   . . . . . . . . . . . . . . . . . .             646,838          1,292,348       1,947,502
    Exercised   . . . . . . . . . . . . . . . . .             469,801            407,982         150,126
    Cancelled   . . . . . . . . . . . . . . . . .              86,588            583,632       1,865,548
    Outstanding at end of year  . . . . . . . . .           2,338,221          2,247,772       1,947,038
Option price range:
    Granted   . . . . . . . . . . . . . . . . . .      $ 14.25---24.88     $ 3.00 --- 16.38 $ 2.63 --- $ 5.63
    Exercised   . . . . . . . . . . . . . . . . .         1.88---20.06       1.88 ---  6.13   1.88 ---   4.38
    Cancelled   . . . . . . . . . . . . . . . . .         3.00---19.75       3.00 --- 13.63   3.25 ---   9.25
    Outstanding at end of year  . . . . . . . . .         1.88---24.88       1.88 --- 16.38   1.88 ---   6.25

         At December 31, 1995, options for 700,911 shares were exercisable at exercise prices ranging from $1.875 to $24.875 per share and have exercise periods of up to ten years.

         The Company has an Employee Stock Purchase Plan (the "ESPP") with a maximum term of ten years which expires during 1996. 600,000 shares of the Company's Common Stock have been reserved for issuance under the ESPP. Eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of Common Stock at 85% of the lower of the market price at the beginning or end of each six-month offering period. During 1995, 1994, and 1993, 34,160, 85,176, and 114,824 shares, respectively, were purchased under the ESPP at average prices of $10.95, $3.07, and $2.34, respectively.

         The Company has a 401(k) tax-deferred savings plan under which eligible employees may authorize from 2% to 12% of their compensation to be invested in employee-elected investment funds managed by an independent trustee. The Company may contribute matching funds of up to 50%, as determined annually by the Board of Directors, of the employees' payroll deductions. During 1995, 1994, and 1993, the Company's contributions amounted to $167,000 $122,000, and none, respectively.

NOTE N  -- GEOGRAPHIC SEGMENTS AND FOREIGN OPERATIONS

         The Company operates in one business segment. Transfers between geographic areas are made at prices reflecting market conditions. Geographic segment information including sales and transfers between geographic areas is presented below:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                               1995             1994             1993
                                                       -----------------------------------------------
                                                                             (thousands)
Revenues from unaffiliated customers
    United States   . . . . . . . . . . . . . . . .      $    55,801      $    47,722      $    32,072
    Japan   . . . . . . . . . . . . . . . . . . . .           16,684           12,269           11,749
    Other   . . . . . . . . . . . . . . . . . . . .            2,791            1,198            3,035
                                                              -------          -------          -------
         Total  . . . . . . . . . . . . . . . . . .      $    75,276      $    61,189      $    46,856
                                                              =======          =======          =======
Transfers between geographic areas
    United States   . . . . . . . . . . . . . . . .      $     6,060      $     4,993      $     4,380
    Japan   . . . . . . . . . . . . . . . . . . . .              ---              ---              ---
    Other   . . . . . . . . . . . . . . . . . . . .              ---              ---              ---
                                                              -------          -------          -------
         Total  . . . . . . . . . . . . . . . . . .      $     6,060      $     4,993      $     4,380
                                                              =======          =======          =======
Total revenues
    United States   . . . . . . . . . . . . . . . .      $    61,861      $    52,715      $    36,452
    Japan   . . . . . . . . . . . . . . . . . . . .           16,684           12,269           11,749
    Other   . . . . . . . . . . . . . . . . . . . .            2,791            1,198            3,035
    Intersegment eliminations   . . . . . . . . . .           (6,060)          (4,993)          (4,380)
                                                              -------          -------          -------
         Total  . . . . . . . . . . . . . . . . . .      $    75,276      $    61,189      $    46,856
                                                              =======          =======          =======
Income (Loss) from operations
    United States   . . . . . . . . . . . . . . . .      $     3,441      $     4,561      $   (19,228)
    Japan   . . . . . . . . . . . . . . . . . . . .            3,395            1,930            1,990
    Other   . . . . . . . . . . . . . . . . . . . .              698             (118)             (56)
                                                              -------          -------          -------
         Total  . . . . . . . . . . . . . . . . . .      $     7,534      $     6,373      $   (17,294)
                                                              =======          =======         ========
Identifiable assets
    United States   . . . . . . . . . . . . . . . .      $    69,741      $    24,905      $    20,766
    Japan   . . . . . . . . . . . . . . . . . . . .           10,019            9,056            6,670
    Other   . . . . . . . . . . . . . . . . . . . .              728              448              703
                                                              -------          -------          -------
         Total  . . . . . . . . . . . . . . . . . .      $    80,488      $    34,409      $    28,139
                                                              =======          =======          =======
U.S. export sales to unaffiliated customers by
    destination of sale
    Europe  . . . . . . . . . . . . . . . . . . . .      $     7,097      $     5,636      $     5,435
    Other   . . . . . . . . . . . . . . . . . . . .            8,184            7,284            3,661
                                                              -------          -------          -------
         Total  . . . . . . . . . . . . . . . . . .      $    15,281      $    12,920      $     9,096
                                                              =======          =======          =======

NOTE O -- MAJOR CUSTOMERS

         Sales to Nippon Telegraph and Telephone amounted to 14%, 13%, and 16% of revenues in 1995, 1994, and 1993, respectively. Sales to AT&T amounted to 12% of revenues in 1995.

NOTE P -- QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                                                           QUARTERS

                                                     First            Second           Third            Fourth
                                                     ---------------------------------------------------------
                                                                    (thousands, except per share data)
For the Years Ended December 31,
- --------------------------------
1995
- ----

Revenues  . . . . . . . . . . . . . . . . .      $   18,630       $   19,500       $   19,947       $   17,199
Gross profit  . . . . . . . . . . . . . . .          12,423           12,843           13,796           11,179
Income before provision for income taxes  .           2,120            2,820            3,252              258
Net income  . . . . . . . . . . . . . . . .           1,468            2,050            2,560              233
Earnings per share:
    Primary   . . . . . . . . . . . . . . .      $     0.14      $      0.18      $      0.20      $      0.02
    Fully diluted   . . . . . . . . . . . .            0.13             0.18             0.20             0.02

1994
- ----

Revenues  . . . . . . . . . . . . . . . . .      $   12,986       $   13,810       $   15,638       $   18,755
Gross profit  . . . . . . . . . . . . . . .           8,246            9,494           10,606           12,455
Income before provision for income taxes  .             243            1,216            1,880            2,372
Net income  . . . . . . . . . . . . . . . .             126              877            1,357            2,100
Earnings per share:
    Primary   . . . . . . . . . . . . . . .      $     0.01      $      0.10      $      0.15      $      0.20
    Fully Diluted   . . . . . . . . . . . .            0.01             0.10             0.14             0.20

         Tekelec typically operates with a limited backlog, and most of its revenues in each quarter result from orders received in that quarter. Further, Tekelec typically generates one-half or more of its revenues for each quarter in the last month of the quarter. Tekelec establishes its expenditure levels based on its expectations as to future revenues, and if revenue levels were to fall below expectations this would cause expenses to be disproportionately high. Therefore, a drop in near term demand would significantly affect revenues, causing disproportionate reduction in profits or even losses in a quarter. Tekelec's operating results may fluctuate for this reason or as a result of a number of other factors, including general economic and political conditions (such as recessions in the U.S. and Japan), capital spending patterns of Tekelec's customers, increased competition, variations in the mix of sales, fluctuation in proportion of foreign sales, and announcements of new products by Tekelec or its competitors.

         In 1995, Tekelec's quarterly revenue as compared to the prior year's corresponding quarter increased by up to 43% in the first three quarters, and decreased by 8% in the fourth quarter. The Company believes the increases resulted from increased market acceptance of its products, while the fourth quarter decrease resulted from lower diagnostic product sales primarily due to reduced spending by domestic equipment vendors and major carriers. The Company's results for 1995 and 1994 include the effect of the Company's ability to recognize benefits amounting to $1.3 million and $1.6 million for its tax loss carryforwards.

NOTE Q -- COMMON STOCK

         At December 31, 1995 and 1994, the Company had warrants outstanding to purchase an aggregate of 20,000 and 80,000 shares of its Common Stock, respectively, as more fully discussed below.

         In July 1994, the Company issued warrants to purchase 30,000 shares of its Common Stock at $2.875 per share, exercisable in full at any time prior to July 21, 1999, all of which were outstanding at December 31, 1994. All of these warrants were exercised during 1995.

         In April 1994, the Company issued warrants to purchase 10,000 shares of its Common Stock at $3.375 per share to one director, all of which were outstanding at December 31, 1995 and 1994. These warrants vest and become exercisable in 20 equal quarterly installments beginning on April 19, 1994.

         In January 1994, pursuant to a consulting agreement between the Company and a director, the Company issued warrants to purchase 20,000 shares of its Common Stock at $3.4375 per share to such director, all of which were outstanding at December 31, 1994. These warrants vested during 1994, and were exercised during 1995.

         In 1992, the Company issued warrants to purchase a total of 20,000 shares of its Common Stock to two directors at $7.5625 per share. These warrants were re-priced to $3.595 per share in 1993, and are exercisable in full at any time prior to January 17, 1997 and were outstanding at December 31, 1994. During 1995, 10,000 of these warrants were exercised, and 10,000 were outstanding at December 31, 1995.

         On March 17, 1995, the Company effected a two-for-one stock split. All references to numbers of shares and related prices, per share amounts, and stock option plan data have been restated to reflect the stock split.

                                                                    SCHEDULE II




                                    TEKELEC

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


  Column A                        Column B               Column C                    Column D         Column E
- -----------------------------------------------------------------------------------------------------------------------

                                                             Additions
                                  Balance at         Charged to     Charged to                        Balance at
                                  Beginning           Costs and       Other                             End of
  Description                     of Period           Expenses       Accounts        Deductions         Period
- -----------------------------------------------------------------------------------------------------------------------
                                                            (thousands)
Year ended December 31, 1993:
- ----------------------------

Allowance for doubtful accounts   $    241           $  ---         $     14        $      34         $    221
Product warranty                       299              254              ---              273              280
Inventory provision                    468              763              ---              142            1,089
Deferred tax valuation allowance     3,955            8,003              ---              ---           11,958

Year ended December 31, 1994:
- ----------------------------

Allowance for doubtful accounts   $    221           $  ---         $    161         $     64         $    318
Product warranty                       280              819              ---              272              827
Inventory provision                  1,089              315              ---              239            1,165
Deferred tax valuation allowance    11,958              ---              ---            2,462            9,496

Year ended December 31, 1995:
- ----------------------------

Allowance for doubtful accounts    $   318           $  120         $    ---         $     47         $    391
Product warranty                       827              581              ---              529              879
Inventory provision                  1,165              377              ---              241            1,315
Deferred tax valuation allowance     9,496              775              ---              ---           10,271

                                 EXHIBIT INDEX


Exhibit
Number                    Description
- ------                    -----------
 10.8         Schedule of Distributors  . . . . . . . . . . . . . . . . . . . . . .

 10.19        Compensation Agreement* . . . . . . . . . . . . . . . . . . . . . . .

 11.1         Statement of Computation of Earnings Per Share  . . . . . . . . . . .

 23.1         Consent of Coopers & Lybrand L.L.P. . . . . . . . . . . . . . . . . .

 27.1         Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . .

- ----------------

*Confidential treatment is being requested with respect to portions of this exhibit, and such confidential portions have been deleted and will be separately filed with the Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.