Form 10-Q
period 1996-03-31
TEKELEC
filed 1996-05-15
CIK 790705

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1996

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

Yes  [X]     No  [ ]

         As of May 1, 1996, there were 11,687,919 shares of the registrant's common stock, without par value, outstanding.

                                    TEKELEC
                                   FORM 10-Q
                                     INDEX




PART I -- FINANCIAL INFORMATION                                                                         PAGE
- -------------------------------                                                                         ----
Item 1.          Consolidated Financial Statements

                          Consolidated Balance Sheets at March 31, 1996
                          and December 31, 1995                                                            3

                          Consolidated Statements of Operations for the three
                          months ended March 31, 1996 and 1995                                             4

                          Consolidated Statements of Cash Flow for the three
                          months ended March 31, 1996 and 1995                                             5

                 Notes to Consolidated Financial Statements                                                6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                       9

PART II -- OTHER INFORMATION
- ----------------------------

Item 6.          Exhibits and Reports on Form 8-K                                                         13

SIGNATURES                                                                                                14
- ----------

PART  I -- FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                                    TEKELEC
                          CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,             DECEMBER 31,
                                                                  1996                    1995
                                                                ---------             ------------
                                                                  (thousands, except share data)
                          ASSETS                              (unaudited)              (audited)
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . .          $42,881                 $43,609
    Accounts and notes receivable, less
      allowances of $277 and $391, respectively   . . .           12,131                  19,167
    Inventories   . . . . . . . . . . . . . . . . . . .            8,561                   6,423
    Amounts due from related parties  . . . . . . . . .            1,675                   3,053
    Prepaid expenses  . . . . . . . . . . . . . . . . .            1,424                   1,232
                                                                 -------                 -------
         Total current assets . . . . . . . . . . . . .           66,672                  73,484
Property and equipment, net . . . . . . . . . . . . . .            7,299                   6,107
Other assets  . . . . . . . . . . . . . . . . . . . . .              763                     897
                                                                 -------                 -------
         Total assets . . . . . . . . . . . . . . . . .          $74,734                 $80,488
                                                                 =======                 =======


           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings and current portion
      of long-term debt . . . . . . . . . . . . . . . .          $   745                 $   570
    Trade accounts payable  . . . . . . . . . . . . . .            4,006                   3,960
    Accrued expenses  . . . . . . . . . . . . . . . . .            3,172                   4,404
    Accrued payroll and related expenses  . . . . . . .            2,582                   3,294
    Deferred revenues   . . . . . . . . . . . . . . . .            3,606                   2,908
    Current portion of other obligations  . . . . . . .               22                      31
    Income taxes payable  . . . . . . . . . . . . . . .              686                   1,334
                                                                 -------                 -------
         Total current liabilities  . . . . . . . . . .           14,819                  16,501
Long-term debt  . . . . . . . . . . . . . . . . . . . .              320                     380
                                                                 -------                 -------
         Total liabilities  . . . . . . . . . . . . . .           15,139                  16,881
                                                                 -------                 -------
SHAREHOLDERS' EQUITY:
    Common stock, without par value,
     50,000,000 shares authorized; 11,676,619 and
     11,599,073 shares issued and outstanding,
      respectively  . . . . . . . . . . . . . . . . . .           55,226                  54,936
    Retained earnings   . . . . . . . . . . . . . . . .            2,422                   6,390
    Cumulative translation adjustment   . . . . . . . .            1,947                   2,281
                                                                 -------                 -------
         Total shareholders' equity . . . . . . . . . .           59,595                  63,607
                                                                 -------                 -------
         Total liabilities and shareholders' equity . .          $74,734                 $80,488
                                                                 =======                 =======




See notes to consolidated financial statements.

                                    TEKELEC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                          Three Months Ended
                                                                              March 31,
                                                                              ---------
                                                                   1996                     1995
                                                                   ----                     ----
                                                                (thousands, except per share data)
REVENUES (including sales to related parties of
    1996 - $725 and 1995 - $1,836)  . . . . . . .             $   11,860             $    18,630

COSTS AND EXPENSES:
    Cost of goods sold  . . . . . . . . . . . . .                  4,595                   6,207
    Research and development  . . . . . . . . . .                  4,315                   3,357
    Selling, general and administrative   . . . .                  6,868                   6,776
                                                                ---------              ----------
         Total costs and expenses . . . . . . . .                 15,778                  16,340

Income (Loss) from operations . . . . . . . . . .                 (3,918)                  2,290
Other income (expense):
    Interest, net   . . . . . . . . . . . . . . .                    423                       4
    Other, net  . . . . . . . . . . . . . . . . .                    (45)                   (174)
                                                                ---------              ----------
         Total other income (expense) . . . . . .                    378                    (170)
                                                                ---------              ----------

Income (Loss) before provision for income taxes .                 (3,540)                  2,120
    Provision for income taxes  . . . . . . . . .                    428                     652
                                                                ---------              ----------
         NET INCOME (LOSS)  . . . . . . . . . . .             $   (3,968)            $     1,468
                                                                =========              ==========

EARNINGS (LOSS) PER SHARE . . . . . . . . . . . .
    Primary   . . . . . . . . . . . . . . . . . .             $    (0.34)            $      0.14
    Fully diluted   . . . . . . . . . . . . . . .                  (0.34)                   0.13

WEIGHTED AVERAGE NUMBER OF SHARES . . . . . . . .
    Primary   . . . . . . . . . . . . . . . . . .                 11,637                  10,795
    Fully diluted   . . . . . . . . . . . . . . .                 11,637                  10,913



See notes to consolidated financial statements.

                                    TEKELEC
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                       ---------
                                                                               1996                1995
                                                                               ----                ----
                                                                                     (thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income (loss)   . . . . . . . . . . . . . . . . . . . .          $    (3,968)         $    1,468
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . .                  828               1,095
    Changes in current assets and liabilities:
      Accounts and notes receivable   . . . . . . . . . . . . .                6,964                 108
      Inventories   . . . . . . . . . . . . . . . . . . . . . .               (2,172)             (1,633)
      Amounts due from related parties  . . . . . . . . . . . .                1,378                (485)
      Prepaid expenses  . . . . . . . . . . . . . . . . . . . .                 (202)                123
      Trade accounts payable  . . . . . . . . . . . . . . . . .                   62                 423
      Accrued expenses  . . . . . . . . . . . . . . . . . . . .               (1,216)                650
      Accrued payroll and related expenses  . . . . . . . . . .                 (703)             (2,029)
      Deferred revenues   . . . . . . . . . . . . . . . . . . .                  698                 393
      Income taxes payable  . . . . . . . . . . . . . . . . . .                 (621)               (199)
                                                                             --------            --------
         Total adjustments  . . . . . . . . . . . . . . . . . .                5,016              (1,554)
                                                                             --------            --------
         Net cash  provided by (used in) operating activities .                1,048                 (86)
                                                                             --------            --------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property and equipment  . . . . . . . . . . . .               (2,050)               (912)
    Decrease (Increase) in other assets   . . . . . . . . . . .                  131                 (17)
                                                                             --------            --------
         Net cash (used in) investing activities  . . . . . . .               (1,919)               (929)
                                                                             --------            --------
CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from (Payments of) short-term borrowings   . . . .                  175                 (96)
    Repayment of long-term debt   . . . . . . . . . . . . . . .                  (60)                (60)
    Repayment of other obligations  . . . . . . . . . . . . . .                   (9)               (115)
    Proceeds from issuance of common stock  . . . . . . . . . .                  290               1,024
                                                                             --------            --------
         Net cash provided by financing activities  . . . . . .                  396                 753
                                                                             --------            --------
Effect of exchange rate changes on cash . . . . . . . . . . . .                 (253)                571
                                                                             --------            --------
    Net change in cash and cash equivalents   . . . . . . . . .                 (728)                309
Cash and cash equivalents at beginning of period  . . . . . . .               43,609               6,653
                                                                             --------            --------
Cash and cash equivalents at end of period  . . . . . . . . . .          $    42,881          $    6,962
                                                                             ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . .          $        33          $       85
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                  892                 872




See notes to consolidated financial statements.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


A.  BASIS OF PRESENTATION

         The consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 1995, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the Company's financial condition, operating results and cash flows for the interim periods.

         The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

         The Company operates under a thirteen-week calendar quarter. However, for financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the three months ended March 31, 1996 and 1995 are for the thirteen weeks ended March 29, 1996 and March 31, 1995, respectively.

         Earnings per share are computed using the weighted average number of shares outstanding and dilutive common stock equivalents (options and warrants).

         These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1995 and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

B.  FAIR VALUE OF INVESTMENTS

         The Company has short-term investments whose carrying amounts approximate their fair values because of their short maturity. At March 31, 1996, the Company had investments of $33.6 million classified as held-to-maturity securities included in cash and cash equivalents, all of which were invested in corporate debt securities with maturities of nine months or less. At December 31, 1995, the Company had investments in such securities amounting to $35.9 million.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

C.  CERTAIN BALANCE SHEET ITEMS

            The components of inventories are:

                                                                                          MARCH 31,         DECEMBER 31,
                                                                                            1996               1995
                                                                                          ---------         ------------
                                                                                                    (thousands)
         Raw materials.......................................................             $  2,837           $  3,109
         Work in process.....................................................                1,737              1,653
         Finished goods......................................................                3,987              1,661
                                                                                          --------           --------
                                                                                          $  8,561           $  6,423
                                                                                          ========           ========

             Property and equipment consist of the following:

         Manufacturing and development equipment.............................             $ 11,945           $ 10,823
         Furniture and office equipment......................................                6,282              5,651
         Demonstration equipment.............................................                3,858              3,406
         Leasehold improvements..............................................                1,132              1,232
                                                                                          --------           --------
                                                                                            23,217             21,112

         Less, accumulated depreciation and amortization.....................              (15,918)           (15,005)
                                                                                          --------           --------
         Property and equipment, net........................................              $  7,299           $  6,107
                                                                                          ========           ========

D.  RELATED PARTY TRANSACTIONS

           Sales to related parties consist of, and amounts due from related parties are, the result of transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board.

E.  INCOME TAXES

         Although the Company's pre-tax results showed a loss for the three months ended March 31, 1996, the Company had a tax provision of $428,000, compared to $652,000, or 31%, in the first quarter of 1995. The provisions for both periods were principally foreign taxes on the income of the Company's Japanese subsidiary. The provision for the three months ended March 31, 1996 was impacted by the Company's inability to currently recognize a benefit for its U.S. loss and credits carryforwards, which remain available to reduce future U.S. taxes. In 1995, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

F.  BORROWINGS

         The Company has a $7.5 million line of credit with a U.S. bank and lines of credit aggregating $3.3 million available to the Company's Japanese subsidiary from various Japan-based banks.

         The Company's $7.5 million line of credit is collateralized by substantially all of the Company's assets, bears interest at the U.S. prime rate (8.25% at March 31, 1996) plus 2.5% per annum, and expires September 30, 1996, if not renewed. Maximum borrowings available under the line of credit are based on eligible accounts receivable and amounted to $3.7 million at March 31, 1996, of which $505,000 was then outstanding. This line of credit includes a $1.0 million long-term credit facility payable in 47 monthly installments of $20,000 each which began in June 1994 with a final installment of $60,000 due in May 1998, or upon the expiration of the underlying $7.5 million line of credit, if not renewed. At March 31, 1996, $560,000 was outstanding under this long-term facility, of which $320,000 was included under long-term debt.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.3 million with interest at the Japanese prime rate (1.625% at March 31, 1996) plus 0.125% per annum which expire between May 29, 1996, and March 31, 1997, if not renewed. There have been no borrowings under these lines of credit.

G.  MAJOR CUSTOMERS

         Sales to Nippon Telegraph & Telephone amounted to 15% and 17% of revenues for the first quarter of 1996 and 1995, respectively. Sales to AT&T amounted to 11% of revenues for the first quarter of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report and by the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that statement of operations items bear to total revenues:

                                                    Percentage of Revenues
                                                    ----------------------
                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                    1996             1995
                                                    ----             ----
    Revenues  . . . . . . . . . . . . . . . .       100.0%           100.0%
    Cost of goods sold  . . . . . . . . . . .        38.7             33.3
                                                    -----            -----
    Gross profit  . . . . . . . . . . . . . .        61.3             66.7

    Research and development  . . . . . . . .        36.4             18.0
    Selling, general & administrative   . . .        57.9             36.4
                                                    -----            -----
    Total operating expenses  . . . . . . . .        94.3             54.4
                                                    -----            -----

    Income (Loss) from operations   . . . . .       (33.0)            12.3

    Interest and other income (expense), net          3.2             (0.9)
                                                    -----            -----
    Income (Loss) before provision for
      income taxes.   . . . . . . . . . . . .       (29.8)            11.4
    Provision for income taxes  . . . . . . .         3.6              3.5
                                                    -----            -----
    Net income (loss)   . . . . . . . . . . .       (33.4)%            7.9%
                                                    =====            =====


         The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                                                       Percentage of Revenues
                                                       ----------------------
                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                       1996              1995
                                                       ----              ----
Network diagnostic products . . . . . . . . .           77%               74%
Network switching products  . . . . . . . . .           23                26
                                                       ----              ----
         Total  . . . . . . . . . . . . . . .           100%              100%
                                                       ====              ====

         The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

                                                                    Percentage of Revenues
                                                               ------------------------------
                                                                     Three Months Ended
                                                                          March 31,
                                                               ------------------------------
                                                               1996                     1995
                                                               ----                     ----
    North America   . . . . . . . . . . . . .                   52%                      59%
    Japan   . . . . . . . . . . . . . . . . .                   28                       22
    Europe  . . . . . . . . . . . . . . . . .                    9                       12
    Rest of the World   . . . . . . . . . . .                   11                        7
                                                               ----                     ----
         Total  . . . . . . . . . . . . . . .                  100%                     100%
                                                               ====                     ====





     THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED
                                 MARCH 31, 1995


         Revenues. The Company's revenues decreased by $6.8 million or 36% during the first quarter of 1996 due to lower than anticipated sales of both switching and diagnostic products.

         Revenues from switching products decreased by $2.0 million or 42% in the first quarter of 1996 due to the delay of certain orders for the Company's EAGLE STP. Revenues from diagnostic products decreased by $4.8 million or 34% primarily attributable to softness in all markets for the Company's signalling/wireless diagnostic products and lower sales of the Company's older diagnostic products. Sales of the Chameleon Open were slightly higher than in the prior year's first quarter.

         Revenues in North America decreased by $4.5 million or 41% primarily as a result of lower switching and signalling/wireless diagnostic product sales. Sales in Japan decreased by $769,000 or 19% of which $420,000 was the result of exchange rate fluctuations on currency translations. Other international revenues decreased by $1.5 million or 41% primarily due to lower sales of the Company's older diagnostic products in Europe.

         The impact of exchange rate fluctuations on currency translations decreased revenues by $400,000 or 3% and increased net loss by $41,000 or 1% in the first quarter of 1996.

         Gross Profit. Gross profit as a percentage of revenues decreased from 67% in the first quarter of 1995 to 61% in the first quarter of 1996, primarily due to higher per unit manufacturing overhead costs as a result of lower sales volumes in the first quarter of 1996, and certain non-recurring costs incurred to establish, with certain existing customers, First Office Applications (FOA) of the latest version of the Company's EAGLE product designed to meet the needs of the Regional Bell Operating Companies (RBOC) and large interexchange carrier markets.

         Research and Development. Research and development expenses increased by $1.0 million or 29% in the first quarter of 1996 and increased as a percentage of revenue from 18% in the first quarter of 1995 to 36% in the first quarter of 1996. The dollar increase in expenses was primarily attributable to the hiring of additional personnel and contractors, and to expenses incurred in connection with the Bellcore technical audit of the Company's EAGLE product. The increase in such expenses as a percentage of revenues was also due to lower revenues.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $92,000 or 1% in the first quarter of 1996, and such expenses increased as a percentage of revenues from 36% in the first quarter of 1995 to 58% in the first quarter of 1996 due primarily to lower revenues.

         Income Taxes. Although the Company's pre-tax results showed a loss for the three months ended March 31, 1996, the Company had a tax provision of $428,000, compared to $652,000, or 31%, in the first quarter of 1995. The provisions for both periods were principally foreign taxes on the income of the Company's Japanese subsidiary. The provision for the three months ended March 31, 1996 was impacted by the Company's inability to currently recognize a benefit for its U.S. loss and credits carryforwards, which remain available to reduce future U.S. taxes. In 1995, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.


         LIQUIDITY AND CAPITAL RESOURCES

         During the three-month period ended March 31, 1996, the Company financed its net working capital and capital expenditure requirements principally from operations and available cash. At March 31, 1996, the Company had $42.9 million of cash and cash equivalents, representing a decrease of $728,000 from the balance at December 31, 1995.

         Accounts receivable, including amounts due from related parties, decreased by 38% during the first three months of 1996 due primarily to lower sales in the first quarter of 1996 compared to the fourth quarter of 1995. Inventories increased by 33% during the first quarter of 1996 primarily to meet anticipated higher sales levels than were achieved.

         Capital expenditures amounted to $2.1 million during the first three months of 1996 for planned replacement and addition of equipment principally for research and development and sales demonstration.

         The net cash provided by financing activities in the first quarter of 1996 was $396,000 which included $290,000 in proceeds from the issuance of Common Stock resulting upon the exercise of options and warrants, and net borrowings against the Company's U.S. credit facility.

         The Company has a $7.5 million line of credit with a U.S. bank and lines of credit aggregating $3.3 million available to the Company's Japanese subsidiary from various Japan-based banks.

         The Company's $7.5 million line of credit is collateralized by substantially all of the Company's assets, bears interest at the U.S. prime rate (8.25% at March 31, 1996) plus 2.5% per annum, and expires September 30, 1996, if not renewed. Maximum borrowings available under the line of credit are based on eligible accounts receivable and amounted to $3.7 million at March 31, 1996, of which $505,000 was then outstanding. This line of credit includes a $1.0 million long-term credit facility payable in 47 monthly installments of $20,000 each which began in June 1994 with a final installment of $60,000 due in May 1998, or upon the expiration of the underlying $7.5 million line of credit, if not renewed. At March 31, 1996, $560,000 was outstanding under this long-term facility, of which $320,000 was included under long-term debt.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.3 million with interest at the Japanese prime rate (1.625% at March 31, 1996) plus 0.125% per annum which expire between May 29, 1996, and March 31, 1997, if not renewed. There have been no borrowings under these lines of credit.

         Upon the expiration of the above-described credit facilities, the Company believes that, if necessary, it would be able to arrange for credit facilities on terms generally no less favorable than those described above.

         The Company believes that existing working capital, funds generated from operations and current bank lines of credit should be sufficient to satisfy anticipated operating requirements at least through 1996.

         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The statements which are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve certain risks and uncertainties including, but not limited to, competition in the network diagnostic and network switching markets, capital spending patterns of the Company's customers, foreign currency fluctuations, general economic and political conditions, announcements of new products by Tekelec or its competitors, and other risks described in the Company's Annual Report on Form 10-K and in the Company's other Securities and Exchange Commission filings.

PART II --OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

         3.1     Amended and Restated Articles of Incorporation(1)

         3.2     Bylaws, as amended(2)

         11.1 Statement of Computation of Earnings Per Share for the Three Months Ended March 31, 1996 and 1995

         27      Financial Data Schedule

         (b)     Reports

                 No reports on Form 8-K were filed by the Company during the three months ended March 31, 1996.


        _________________

                 (1) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1994.

                 (2) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-3 (Registration No. 33-58551) filed with the Commission on May 18, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TEKELEC





May 14, 1996

                                           /s/ Philip J. Alford
                                           -------------------------------------
                                           Philip J. Alford
                                           President and Chief Executive Officer
                                           (Duly authorized officer)





                                           /s/ Gilles C. Godin
                                           -------------------------------------
                                           Gilles C. Godin
                                           Chief Financial Officer and
                                           Vice President, Finance
                                           (Principal financial and chief
                                           accounting officer)

INDEX TO EXHIBITS





                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                               Description                                        Page
- ------                               -----------                                    ------------
11.1             Statement of Computation of Earnings Per Share for the
                 Three Months Ended March 31, 1996 and 1995

27               Financial Data Schedule