Form 10-K/A
period 1995-12-31
TEKELEC
filed 1996-07-18
CIK 790705

______________________________________________________________________________



                               FORM 10-K/A NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                               _________________


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the Common Stock on March 1, 1996 as reported on the Nasdaq National Market, was approximately $92,500,000.

         The number of shares outstanding of the registrant's Common Stock on March 1, 1996 was 11,655,189.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held on May 10, 1996 are incorporated by reference into Part III of this Annual Report.

                                EXPLANATORY NOTE


         This Form 10-K/A No. 1 is being filed solely: (i) to amend Item 14 to include a footnote to Exhibit 10.19 indicating that confidential treatment has been requested with respect to portions of the Exhibit, and that such confidential portions have been deleted and filed with the Commission pursuant to Rule 24b-2 promulgated under the Securities Act of 1934 and (ii) to include an amended Exhibit 10.19 which, in response to the Commission's comments regarding the Registrant's request for confidential treatment of such Exhibit, includes certain portions of such Exhibit which were omitted in the original filing of the Form 10-K.

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

                 .    Consolidated Balance Sheets as of December 31, 1995
                      and 1994                                            F-3

                 .    Consolidated Statements of Cash Flow for each of the
                      three years in the period ended December 31, 1995   F-4

                 . Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December
                      31, 1995                                            F-5

                 .    Notes to Consolidated Financial Statements          F-6

                                                                         PAGE
         CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

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

        10.15 Warrant issued to Howard Oringer on January 16, 1992, as amended by Amendment No. 1 dated July 24, 1993(4)(18)

        10.16    Warrant issued to Philip Black on April 16, 1994(4)(10)

       *10.17 Distributorship Agreement dated September 16, 1994 between the Registrant and AT&T Corp.(19)

        10.18 Memo of Understanding dated October 27, 1994 between the Registrant and Stratus Computer, Inc.(1)

       *10.19 Compensation agreement dated November 22, 1995 between the Registrant and Allan Toomer(4)

        11.1     Statement of Computation of Earnings Per Share

        21.1     Subsidiaries of the Registrant(1)

        23.1     Consent of Coopers & Lybrand L.L.P.

        27.1     Financial Data Schedule

  -----------------
   * Confidential treatment has been requested or granted with respect to portions of this exhibit, and such confidential portions have been deleted and filed with the Commission pursuant to Rule 24b-2 promulgated under the Securities Act of 1934.

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

                                  TEKELEC


                                  By:       PHILIP J. ALFORD
                                           -------------------------
                                           Philip J. Alford,
                                           Chief Executive Officer

Dated:  July 18, 1996

                               INDEX TO EXHIBITS


Exhibit No.               Exhibit
- -----------               -------
   10.19                  Compensation Agreement dated November 22, 1995
                          between the Registrant and Allan Toomer*




______________________

  * Confidential material has been omitted from this Exhibit pursuant to Rule 24b-2 and filed separately with the Securities and Exchange Commission.