Form 10-Q
period 1996-06-30
TEKELEC
filed 1996-08-14
CIK 790705

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

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

Yes [X]        No [ ]

         As of August 1, 1996, there were 11,837,134 shares of the registrant's common stock, without par value, outstanding.

                                    TEKELEC
                                   FORM 10-Q
                                     INDEX




PART I -- FINANCIAL INFORMATION                                                                         PAGE
- -------------------------------                                                                         ----
Item 1.          Consolidated Financial Statements

                          Consolidated Balance Sheets at June 30, 1996
                          and December 31, 1995                                                           3

                          Consolidated Statements of Operations for the three
                          and six months ended June 30, 1996 and 1995                                     4

                          Consolidated Statements of Cash Flow for the six
                          months ended June 30, 1996 and 1995                                             5

                 Notes to Consolidated Financial Statements                                               6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                      9

PART II -- OTHER INFORMATION
- ----------------------------

Item 4.          Submission of Matters to a Vote of Security Holders                                     15

Item 6.          Exhibits and Reports on Form 8-K                                                        16

SIGNATURES                                                                                               17
- ----------

PART  I -- FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                                    TEKELEC
                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,              December 31,
                                                                  1996                    1995
                                                                  ----                    ----
                                                                  (thousands, except share data)
                          ASSETS                                (unaudited)            (audited)
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . .       $ 23,526               $ 43,609
    Short-term investments, at fair value . . . . . . .          5,924                    ---
    Accounts and notes receivable, less
      allowances of $251 and $391, respectively   . . .         12,393                 19,167
    Inventories   . . . . . . . . . . . . . . . . . . .          8,800                  6,423
    Amounts due from related parties  . . . . . . . . .          1,627                  3,053
    Prepaid expenses  . . . . . . . . . . . . . . . . .          1,393                  1,232
                                                              --------               --------
         Total current assets . . . . . . . . . . . . .         53,663                 73,484
Long-term investments, at fair value  . . . . . . . . .         12,165                    ---
Property and equipment, net . . . . . . . . . . . . . .          7,366                  6,107
Other assets  . . . . . . . . . . . . . . . . . . . . .            659                    897
                                                              --------               --------
         Total assets . . . . . . . . . . . . . . . . .       $ 73,853               $ 80,488
                                                              ========               ========


           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings and current portion
         of long-term debt  . . . . . . . . . . . . . .       $    815               $    570
    Trade accounts payable  . . . . . . . . . . . . . .          3,702                  3,960
    Accrued expenses  . . . . . . . . . . . . . . . . .          2,835                  4,404
    Accrued payroll and related expenses  . . . . . . .          3,123                  3,294
    Deferred revenues   . . . . . . . . . . . . . . . .          3,715                  2,908
    Current portion of other obligations  . . . . . . .              6                     31
    Income taxes payable  . . . . . . . . . . . . . . .            894                  1,334
                                                              --------               --------
         Total current liabilities  . . . . . . . . . .         15,090                 16,501
Long-term debt  . . . . . . . . . . . . . . . . . . . .            260                    380
                                                              --------               --------
         Total liabilities  . . . . . . . . . . . . . .         15,350                 16,881
                                                              --------               --------
SHAREHOLDERS' EQUITY:
    Common stock, without par value,
     50,000,000 shares authorized; 11,820,184 and
     11,599,073 shares issued and outstanding,
      respectively  . . . . . . . . . . . . . . . . . .         55,936                 54,936
    Retained earnings   . . . . . . . . . . . . . . . .          1,010                  6,390
    Cumulative translation adjustment   . . . . . . . .          1,557                  2,281
                                                              --------               --------
         Total shareholders' equity . . . . . . . . . .         58,503                 63,607
                                                              --------               --------
         Total liabilities and shareholders' equity . .       $ 73,853               $ 80,488
                                                              ========               ========




See notes to consolidated financial statements.

                                    TEKELEC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                         Three Months Ended                Six Months Ended
                                                                June 30,                         June 30,
                                                        ----------------------          -----------------------
                                                        1996            1995            1996             1995
                                                        ----            ----            ----             ----
                                                                 (thousands, except per share data)
REVENUES
    Sales to third parties  . . . . . . . . .         $15,898          $18,073       $27,033          $34,868
    Sales to related parties  . . . . . . . .             966            1,427         1,691            3,262
                                                      -------          -------       -------          -------
         Total revenues . . . . . . . . . . .          16,864           19,500        28,724           38,130
                                                      -------          -------       -------          -------


COSTS AND EXPENSES:
    Cost of goods sold  . . . . . . . . . . .           6,741            6,657        11,336           12,864
    Research and development  . . . . . . . .           4,372            3,477         8,687            6,834
    Selling, general and administrative   . .           7,302            6,599        14,170           13,375
                                                      -------          -------       -------          -------
         Total costs and expenses . . . . . .          18,415           16,733        34,193           33,073
                                                      -------          -------       -------          -------

Income (Loss) from operations . . . . . . . .          (1,551)           2,767        (5,469)           5,057
Other income (expense):
    Interest, net   . . . . . . . . . . . . .             417              102           840              106
    Other, net  . . . . . . . . . . . . . . .             (17)             (49)          (62)            (223)
                                                      -------          -------       -------          -------
         Total other income (expense) . . . .             400               53           778             (117)
                                                      -------          -------       -------          -------

Income (Loss) before provision for income taxes        (1,151)           2,820        (4,691)           4,940
    Provision for income taxes  . . . . . . .             261              770           689            1,422
                                                      -------          -------       -------          -------
    NET INCOME (LOSS)........................         $(1,412)         $ 2,050       $(5,380)         $ 3,518
                                                      =======          =======       =======          =======
EARNINGS (LOSS) PER SHARE:
    Primary   . . . . . . . . . . . . . . . .         $ (0.12)         $  0.18       $ (0.46)         $  0.32
    Fully diluted   . . . . . . . . . . . . .           (0.12)            0.18         (0.46)            0.31

WEIGHTED AVERAGE NUMBER OF SHARES:
    Primary   . . . . . . . . . . . . . . . .          11,717           11,497        11,677           11,153
    Fully diluted   . . . . . . . . . . . . .          11,717           11,620        11,677           11,311





See notes to consolidated financial statements.

                                    TEKELEC
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               ------------------------
                                                                               1996                1995
                                                                               ----                ----
                                                                                     (thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .              $ (5,380)           $ 3,518

Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . .                 1,801              2,038
    Changes in current assets and liabilities:
      Accounts and notes receivable   . . . . . . . . . . . . .                 6,654             (3,005)
      Inventories   . . . . . . . . . . . . . . . . . . . . . .                (2,436)            (1,177)
      Amounts due from related parties  . . . . . . . . . . . .                 1,426             (1,489)
      Prepaid expenses  . . . . . . . . . . . . . . . . . . . .                  (187)                18
      Trade accounts payable  . . . . . . . . . . . . . . . . .                  (227)            (1,586)
      Accrued expenses  . . . . . . . . . . . . . . . . . . . .                (1,547)               697
      Accrued payroll and related expenses  . . . . . . . . . .                  (158)            (1,667)
      Deferred revenues   . . . . . . . . . . . . . . . . . . .                   807                151
      Income taxes payable  . . . . . . . . . . . . . . . . . .                  (391)               515
                                                                             --------            -------
         Total adjustments  . . . . . . . . . . . . . . . . . .                 5,742             (5,505)
                                                                             --------            -------
         Net cash  provided by (used in) operating activities .                   362             (1,987)
                                                                             --------            -------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of available-for-sale securities . . . . . . . . .               (18,089)                --
    Purchase of property and equipment  . . . . . . . . . . . .                (3,113)            (1,895)
    Decrease in other assets  . . . . . . . . . . . . . . . . .                   195                 19
                                                                             --------            -------
          Net cash (used in) investing activities . . . . . . .               (21,007)            (1,876)
                                                                             --------            -------
CASH FLOW FROM FINANCING ACTIVITIES:
    Decrease in restricted cash   . . . . . . . . . . . . . . .                    --              1,000
    Proceeds from (Payments of) short-term borrowings   . . . .                   245               (688)
    Repayment of long-term debt   . . . . . . . . . . . . . . .                  (120)              (120)
    Repayment of other obligations  . . . . . . . . . . . . . .                   (25)              (219)
    Proceeds from issuance of common stock  . . . . . . . . . .                 1,000             37,938
                                                                             --------            -------
         Net cash provided by financing activities  . . . . . .                 1,100             37,911
                                                                             --------            -------
Effect of exchange rate changes on cash . . . . . . . . . . . .                  (538)               873
                                                                             --------            -------
    Net change in cash and cash equivalents   . . . . . . . . .               (20,083)            34,921
Cash and cash equivalents at beginning of period  . . . . . . .                43,609              6,653
                                                                             --------            -------
Cash and cash equivalents at end of period  . . . . . . . . . .              $ 23,526            $41,574
                                                                             ========            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . .              $     70            $   162
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                 1,107                914




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

         The Company operates under a thirteen-week calendar quarter. However, for financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the six months ended June 30, 1996 and 1995 are for the thirteen weeks ended June 28, 1996 and June 30, 1995, respectively.

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

B.  FAIR VALUE OF INVESTMENTS

         The Company has short-term investments in corporate debt securities with maturities of less than 90 days whose carrying amounts approximate their fair values because of their short maturities. These short-term investments are included in cash and cash equivalents, are classified as held-to-maturity securities and amounted to $11.9 million and $35.9 million at June 30, 1996 and December 31, 1995, respectively. At June 30, 1996, the Company also had investments classified as available-for-sale securities included in short-term and long-term investments, consisting of $15.2 million of United States Treasury Notes with maturities of between one and two years, and $2.9 million of corporate debt securities with maturities of less than one year. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders' equity. At June 30, 1996 there were no unrealized gains or losses recognized on available-for-sale securities.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

C.  CERTAIN BALANCE SHEET ITEMS

            The components of inventories are:

                                                                      JUNE 30,                  December 31,
                                                                       1996                         1995
                                                                       ----                         ----
                                                                                 (thousands)
         Raw materials  . . . . . . . . . . . . . . . . .           $  2,835                    $  3,109
         Work in process  . . . . . . . . . . . . . . . .              1,665                       1,653
         Finished goods . . . . . . . . . . . . . . . . .              4,300                       1,661
                                                                    --------                    --------
                                                                     $ 8,800                    $  6,423
                                                                    ========                    ========

             Property and equipment consist of the following:

         Manufacturing and development equipment  . . . .           $ 12,233                    $ 10,823
         Furniture and office equipment . . . . . . . . .              6,692                       5,651
         Demonstration equipment  . . . . . . . . . . . .              3,701                       3,406
         Leasehold improvements . . . . . . . . . . . . .              1,124                       1,232
                                                                    --------                    --------
                                                                      23,750                      21,112

         Less, accumulated depreciation and amortization             (16,384)                    (15,005)

         Property and equipment, net  . . . . . . . . . .           $  7,366                    $  6,107
                                                                    ========                    ========

D.  RELATED PARTY TRANSACTIONS

           Sales to related parties consist of, and amounts due from related parties are, the result of transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board.

E.  INCOME TAXES

         Although the Company's pre-tax results showed a loss for the three-month and six-month periods ended June 30, 1996, the Company had tax provisions of $261,000 and $689,000, respectively, compared to $770,000, or an effective tax rate of 27%, and $1.4 million, or an effective tax rate of 29%, for the comparable periods in 1995. The provisions for all periods were principally foreign taxes on the income of the Company's Japanese subsidiary. The provisions for the three-month and six-month periods ended June 30, 1996 were impacted by the Company's inability to currently recognize a benefit for its U.S. loss and credits carryforwards, which remain available to reduce future U.S. taxes. In 1995, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
F.  BORROWINGS
         The Company has a $7.5 million line of credit with a U.S. bank and lines of credit aggregating $3.2 million available to the Company's Japanese subsidiary from various Japan-based banks.

         The Company's $7.5 million line of credit is collateralized by substantially all of the Company's assets, bears interest at the U.S. prime rate (8.25% at June 30, 1996) plus 2.5% per annum, and expires September 30, 1996, if not renewed. Maximum borrowings available under the line of credit are based on eligible accounts receivable and amounted to $6.4 million at June 30, 1996, of which $575,000 was then outstanding. This line of credit includes a $1.0 million long-term credit facility payable in 47 monthly installments of $20,000 each which began in June 1994 with a final installment of $60,000 due in May 1998, or upon the expiration of the underlying $7.5 million line of credit, if not renewed. At June 30, 1996, $500,000 was outstanding under this long-term facility, of which $260,000 was included under long-term debt.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.2 million with interest at the Japanese prime rate (1.625% at June 30, 1996) plus 0.125% per annum which expire between March 29, 1997 and July 29, 1997, if not renewed. There have been no borrowings under these lines of credit.

G.  MAJOR CUSTOMERS

         Sales to Nippon Telegraph & Telephone amounted to 10% and 19% of revenues for the second quarter of 1996 and 1995, respectively. Sales to GTE amounted to 21% of revenues for the second quarter of 1996, and sales to AT&T amounted to 13% of revenues for the second quarter of 1995.

         Sales to Nippon Telegraph & Telephone amounted to 12% and 18% of revenues for the first six months of 1996 and 1995, respectively. Sales to GTE amounted to 13% of revenues for the first six months of 1996, and sales to AT&T amounted to 13% of revenues for the first six months of 1995.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that statement of operations items bear to total revenues:

                                        PERCENTAGE OF REVENUES

                                                     Three Months Ended              Six Months Ended
                                                            June 30,                      June 30,
                                                    ---------------------       --------------------------

                                                    1996           1995             1996           1995
                                                    ----           ----             ----           ----
Revenues  . . . . . . . . . . . . . . . .          100.0%          100.0%          100.0%          100.0%
Cost of goods sold  . . . . . . . . . . .           40.0            34.1            39.5            33.7
                                                   -------         ------          ------          ------
Gross profit  . . . . . . . . . . . . . .           60.0            65.9            60.5            66.3
                                                   -------         ------          -------         ------

Research and development  . . . . . . . .           25.9            17.8            30.2            17.9
Selling, general and administrative . . .           43.3            33.9            49.3            35.1
                                                   -------         ------          -------         ------
Total operating expenses  . . . . . . . .           69.2            51.7            79.5            53.0
                                                   -------         ------          -------         ------

Income (Loss) from operations . . . . . .           (9.2)           14.2           (19.0)           13.3

Interest and other income (expense), net             2.4             0.3             2.7            (0.4)
                                                   -------         ------          -------         ------
Income(Loss) before provision for
  income taxes  . . . . . . . . . . . . .           (6.8)           14.5           (16.3)           12.9
Provision for income taxes  . . . . . . .            1.6             4.0             2.4             3.7
                                                   -------         ------          -------         ------
Net income (loss) . . . . . . . . . . . .           (8.4)%          10.5%          (18.7)%           9.2%
                                                   =======         ======          =======         ======

         The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                                                                       PERCENTAGE OF REVENUES
                                                                       ----------------------

                                                      Three Months Ended                      Six Months Ended
                                                           June 30,                               June 30,
                                                      -------------------                    -------------------
                                                      1996           1995                    1996           1995
                                                      ----           ----                    ----           ----
Network diagnostic products . . . . . .               58%            73%                     66%             74%
Network switching products  . . . . . .               42             27                      34              26
                                                     ---            ---                     ---             ---
         Total  . . . . . . . . . . . .              100%           100%                    100%            100%
                                                     ===            ===                     ===             ===



         The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

                                                                       PERCENTAGE OF REVENUES
                                                                       ----------------------

                                                      Three Months Ended                      Six Months Ended
                                                           June 30,                               June 30,
                                                      -------------------                    -------------------
                                                      1996           1995                    1996          1995
                                                      ----           ----                    ----          ----
North America . . . . . . . . . . . . .                 64%           60%                     60%           59%

Japan . . . . . . . . . . . . . . . . .                 18            23                      22            22

Europe  . . . . . . . . . . . . . . . .                  8             9                       9            10

Rest of the World . . . . . . . . . . .                 10             8                       9             9
                                                       ---           ---                     ---           ---
         Total  . . . . . . . . . . . .                100%          100%                    100%          100%
                                                       ===           ===                     ===           ===





               THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE
                        THREE MONTHS ENDED JUNE 30, 1995



         Revenues. The Company's revenues decreased by $2.6 million or 14% during the second quarter of 1996 due to lower sales of the Company's diagnostic products, partially offset by higher sales of the Company's switching products.

         Revenues from switching products increased by $1.9 million or 37% in the second quarter of 1996 primarily due to shipments under the Company's contract with GTE. Revenues from diagnostic products decreased by $4.5 million or 32% primarily due to softness in all markets for the Company's Chameleon Open and older diagnostic products.

        Revenues in North America decreased by $1.0 million or 9% primarily as a result of lower diagnostic product sales, partially offset by higher EAGLE sales. Sales in Japan decreased by $1.4 million or 32%, of which $800,000 was the result of exchange rate fluctuations on foreign currency translations. Other international revenues decreased by $200,000 or 6%.

        The impact of exchange rate fluctuations on foreign currency translations decreased revenues by approximately $800,000 or 5% and increased net loss by $57,000 or 4% in the second quarter of 1996.

        Gross Profit. Gross profit as a percentage of revenues decreased from 66% in the second quarter of 1995 to 60% in the second quarter of 1996, primarily due to the lower proportion of diagnostic product sales, which typically carry higher margins than switching products, and lower margins on the Company's initial EAGLE sales to GTE primarily due to non-recurring costs associated with GTE's standardization process.

        Research and Development. Research and development expenses increased by $900,000 or 26% in the second quarter of 1996 and increased as a percentage of revenues from 18% in the second quarter of 1995 to 26% in the second quarter of 1996. The dollar increase in such expenses was primarily attributable to the hiring of additional personnel and continuing expenses incurred in connection with the Bellcore technical audit of the Company's EAGLE product. The increase in such expenses as a percentage of revenues was also due to lower revenues.

        Selling, General and Administrative. Selling, general and administrative expenses increased by $700,000 or 11% in the second quarter of 1996 and increased as a percentage of revenues from 34% in the second quarter of 1995 to 43% in the second quarter of 1996. The dollar increase was due primarily to higher tradeshow and advertising expenses and higher customer service expenses to support the increased EAGLE installed base. The increase in such expenses as a percentage of revenues was also due to lower revenues.

        Income Taxes. Although the Company's pre-tax results showed a loss for the three months ended June 30, 1996, the Company had a tax provision of $261,000, compared to $770,000, or an effective tax rate of 27%, in 1995. The provisions for both periods were principally foreign taxes on the income of the Company's Japanese subsidiary. The provision for the three months ended June 30, 1996 was impacted by the Company's inability to currently recognize a benefit for its U.S. loss and credits carryforwards, which remain available to reduce future U.S. taxes. In 1995, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.

                SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE
                         SIX MONTHS ENDED JUNE 30, 1995



         Revenues. The Company's revenues decreased by $9.4 million or 25% during the first six months of 1996 due primarily to lower sales of diagnostic products.

         In the first six months of 1996, revenues from diagnostic products decreased by $9.3 million or 33% due to lower sales of all diagnostic products worldwide, while revenues from switching products decreased by $100,000 or 1% in the first six months of 1996.

         Revenues in North America decreased by $5.5 million or 24% primarily as a result of lower sales of diagnostic products. Sales in Japan decreased by $2.2 million or 26% of which $1.3 million was the result of exchange rate fluctuations on foreign currency translations. Other international revenues decreased by $1.7 million or 24% primarily due to lower sales of the Company's older diagnostic products in Europe.

         The impact of exchange rate fluctuations on foreign currency translations decreased revenues by $1.3 million or 4% and increased the Company's net loss by $100,000 or 2% in the first six months of 1996.

         Gross Profit. Gross profit as a percentage of revenues decreased from 66% in the first half of 1995 to 61% in the first half of 1996, primarily due to lower sales of the Company's higher margin diagnostic products and certain non-recurring costs associated with the Company's EAGLE product.

         Research and Development. Research and development expenses increased by $1.9 million or 27% in the first six months of 1996 and increased as a percentage of revenues from 18% in the first six months of 1995 to 30% in the first six months of 1996. The dollar increase in such expenses was primarily attributable to the hiring of additional personnel and contractors and to expenses incurred in connection with the Bellcore technical audit of the Company's EAGLE product.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $800,000 or 6% in the first six months of 1996 and increased as a percentage of revenues from 35% in the first six months of 1995 to 49% in the first six months of 1996. The dollar increase in such expenses was primarily due to the hiring of additional personnel and other employment related expenses.

         Income Taxes.   Although the Company's pre-tax results showed a loss
for the six months ended June 30, 1996, the Company had a tax provision of $689,000, compared to $1.4 million, or an effective tax rate of 29%, in 1995. The provisions for both periods were principally foreign taxes on the income of the Company's Japanese subsidiary. The provision for the six months ended June 30, 1996 was impacted by the Company's inability to currently recognize a benefit for its U.S. loss and credits carryforwards, which remain available to reduce future U.S. taxes. In 1995, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.

         LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1996, cash and cash equivalents decreased by $20.1 million to $23.5 million, primarily due to short-term and long-term investments of approximately $18.1 million during the period. In addition, other investing activities used $2.9 million primarily for capital expenditures, while operating activities provided $362,000, and financing activities provided $1.1 million.

         Accounts receivable, including amounts due from related parties, decreased by 37% during the first six months of 1996 due primarily to lower sales levels and strong accounts receivable collections, including the collection of certain 1995 receivables which carried extended payment terms. Inventories increased by 37% during the first six months of 1996 primarily to meet anticipated higher sales levels than were achieved.

         Capital expenditures amounted to $3.1 million during the first six months of 1996 and represented the planned replacement and addition of equipment principally for research and development, the Company's new facility in North Carolina and sales demonstration.

         The net cash provided by financing activities in the first six months of 1996 was $1.1 million which principally represented net proceeds from the issuance of Common Stock upon the exercise of stock options.

         The Company has a $7.5 million line of credit with a U.S. bank and lines of credit aggregating $3.2 million available to the Company's Japanese subsidiary from various Japan-based banks.

         The Company's $7.5 million line of credit is collateralized by substantially all of the Company's assets, bears interest at the U.S. prime rate (8.25% at June 30, 1996) plus 2.5% per annum, and expires September 30, 1996, if not renewed. Maximum borrowings available under the line of credit are based on eligible accounts receivable and amounted to $6.4 million at June 30, 1996, of which $575,000 was then outstanding. This line of credit includes a $1.0 million long-term credit facility payable in 47 monthly installments of $20,000 each which began in June 1994 with a final installment of $60,000 due in May 1998, or upon the expiration of the underlying $7.5 million line of credit, if not renewed. At June 30, 1996, $500,000 was outstanding under this long-term facility, of which $260,000 was included under long-term debt.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.2 million with interest at the Japanese prime rate (1.625% at June 30, 1996) plus 0.125% per annum which expire between March 29, 1997 and July 29, 1997, if not renewed. There have been no borrowings under these lines of credit.

         Upon the expiration of the above-described credit facilities, the Company believes that, if necessary, it would be able to arrange for credit facilities on terms generally no less favorable than those described above.

         The Company believes that existing working capital, funds generated from operations, and its current bank lines of credit should be sufficient to satisfy anticipated operating requirements at least through 1996.

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

PART II --OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On May 10, 1996, the Company held its 1996 Annual Meeting of Shareholders (the "Annual Meeting").

         (b) At the Annual Meeting, the following persons were elected as directors of the Company. The number of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name.

                 NAME OF DIRECTOR   VOTES CAST FOR DIRECTOR  VOTES WITHHELD
                 ----------------   -----------------------  --------------
                 Robert V. Adams          10,138,839              22,050
                 Philip J. Alford          9,880,739             280,150
                 Jean-Claude Asscher       9,880,239             280,650
                 Daniel L. Brenner        10,142,339              18,550
                 Howard Oringer           10,142,339              18,550
                 Jon F. Rager              9,880,239             280,650

         (c) At the Annual Meeting, the shareholders approved, with 7,484,014 votes cast in favor and 865,874 votes cast against, an amendment to the Company's 1994 Stock Option Plan increasing the aggregate number of shares of Common Stock authorized for issuance thereunder from 1,400,000 to 2,000,000. There were 26,232 abstentions and 1,784,769 broker nonvotes with respect to this matter.

         (d) At the Annual Meeting, the shareholders approved, with 7,818,655 votes cast in favor and 540,132 votes cast against, an amendment to the Company's Amended and Restated Non-Employee Director Equity Incentive Plan increasing the aggregate number of shares of Common Stock authorized for issuance thereunder from 250,000 to 425,000. There were 17,333 abstentions and 1,784,769 broker nonvotes with respect to this matter.

         (e) At the Annual Meeting, the shareholders approved, with 8,208,012 votes cast in favor and 157,468 votes cast against, the Company's Employee Stock Purchase Plan authorizing the issuance of 200,000 shares of Common Stock. There were 10,640 abstentions and 1,784,769 broker nonvotes with respect to this matter.

         (f) At the Annual Meeting, with 10,076,689 votes cast in favor, the shareholders ratified the appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company for the year ending December 31, 1996. 75,050 votes were cast against such ratification, and there were 9,150 abstentions with respect to this matter.

PART II --OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Exhibits

       11.1 Statement of Computation of Earnings Per Share for the Three and Six Months Ended June 30, 1996 and 1995

       27.1      Financial Data Schedule

         (b)     Reports

                 No reports on Form 8-K were filed by the Company during the six months ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TEKELEC





August 14, 1996                        /s/ Philip J. Alford
                                       --------------------------------------
                                       Philip J. Alford
                                       President and Chief Executive Officer
                                       (Duly authorized officer)




                                       /s/ Gilles C. Godin
                                       --------------------------------------
                                       Gilles C. Godin
                                       Chief Financial Officer and
                                       Vice President, Finance
                                       (Principal financial and chief
                                       accounting officer)

                               INDEX TO EXHIBITS





                                                                                     SEQUENTIALLY
EXHIBIT                                                                              NUMBERED
NUMBER                               DESCRIPTION                                        PAGE
- ------                               -----------                                        ----
11.1             Statement of Computation of Earnings Per Share for the
                 Three and Six Months Ended June 30, 1996 and 1995                       19

27.1             Financial Data Schedule                                                 20

                                    TEKELEC
                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE



                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                              PRIMARY                                    JUNE 30,                  JUNE 30,
                                                                   --------------------       -----------------
                     (THOUSANDS, EXCEPT PER SHARE DATA)
                                                                     1996         1995        1996        1995
                                                                     ----         ----        ----        ----
                 Net income (loss)  . . . . . . . . . . .         $(1,412)      $ 2,050     $(5,380)     $ 3,518
                                                                  =======       =======     =======      =======

                 Basis for computation of primary earnings per common and common equivalent share:

                 Weighted average number of shares
                 outstanding during period  . . . . . . .          11,717         9,902      11,677        9,530

                 Weighted average (incremental) common
                 share equivalent after considering the
                 effects of options exercised and canceled
                 during the period and after assumed
                 repurchase of treasury shares--treasury
                 stock method . . . . . . . . . . . . . .              --         1,595          --        1,623
                                                                  -------       -------     -------      -------
                                                                   11,717        11,497      11,677       11,153
                                                                  =======       =======     =======      =======

                 Earnings (Loss) per share  . . . . . . .         $ (0.12)      $  0.18     $ (0.46)     $  0.32
                                                                  =======       =======     =======      =======

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                              FULLY DILUTED                               JUNE 30,                 JUNE 30,
                                                                     --------------------     -----------------
                     (thousands, except per share data)
                                                                     1996         1995        1996        1995
                                                                     ----         ----        ----        ----

                 Net income (loss)  . . . . . . . . . . .         $(1,412)      $ 2,050     $(5,380)     $ 3,518
                                                                  =======       =======     =======      =======

                 Basis for computation of fully diluted earnings per common and common equivalent share:

                 Weighted average number of shares
                 outstanding during period  . . . . . . .          11,717         9,902      11,677        9,530

                 Weighted average (incremental) common
                 share equivalent after considering the
                 effects of options exercised and canceled
                 during the period and after assumed
                 repurchase of treasury shares -- treasury
                 stock method . . . . . . . . . . . . . .              --         1,718          --        1,781
                                                                  -------       -------     -------      -------
                                                                   11,717        11,620      11,677       11,311
                                                                  =======        ======     =======      =======

                 Earnings (Loss) per share  . . . . . . .         $ (0.12)      $  0.18     $ (0.46)     $  0.31
                                                                  =======       =======     =======      =======





TEKELEC                                                           EXHIBIT 11.1