Form 10-Q
period 1996-09-30
TEKELEC
filed 1996-11-14
CIK 790705

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

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

Yes [X]     No [ ]


         As of November 1, 1996 there were 11,891,664 shares of the registrant's common stock, without par value, outstanding.

                                    TEKELEC
                                   FORM 10-Q
                                     INDEX


PART I -- FINANCIAL INFORMATION                                                                       PAGE
-------------------------------                                                                       ----
Item 1.          Consolidated Financial Statements

                          Consolidated Balance Sheets at September 30, 1996
                          and December 31, 1995                                                         3

                          Consolidated Statements of Operations for the three
                          and nine months ended September 30, 1996 and 1995                             4

                          Consolidated Statements of Cash Flow for the
                          nine months ended September 30, 1996 and 1995                                 5

                 Notes to Consolidated Financial Statements                                             6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                    9

PART II -- OTHER INFORMATION
----------------------------

Item 6.          Exhibits and Reports on Form 8-K                                                      15

SIGNATURES                                                                                             16

PART  I -- FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                                    TEKELEC
                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,          DECEMBER 31,
                                                                  1996                   1995
                                                              -------------          ------------
                                                                 (THOUSANDS, EXCEPT SHARE DATA)
                                  ASSETS                        (UNAUDITED)            (AUDITED)
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . .          $12,318                 $43,609
    Short-term investments, at fair value   . . . . . .           14,825                     ---
    Accounts and notes receivable, less
      allowances of $347 and $391, respectively   . . .           19,326                  19,167
    Inventories   . . . . . . . . . . . . . . . . . . .            7,165                   6,423
    Amounts due from related parties  . . . . . . . . .            1,860                   3,053
    Prepaid expenses and other current assets   . . . .            1,837                   1,232
                                                                 -------                 -------
         Total current assets . . . . . . . . . . . . .           57,331                  73,484
Long-term investments, at fair value  . . . . . . . . .            9,143                     ---
Property and equipment, net . . . . . . . . . . . . . .            7,393                   6,107
Other assets  . . . . . . . . . . . . . . . . . . . . .              668                     897
                                                                 -------                 -------
         Total assets . . . . . . . . . . . . . . . . .          $74,535                 $80,488
                                                                 =======                 =======


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings and current portion
     of long-term debt  . . . . . . . . . . . . . . . .          $   ---                 $   570
    Trade accounts payable  . . . . . . . . . . . . . .            3,675                   3,960
    Accrued expenses  . . . . . . . . . . . . . . . . .            3,820                   4,404
    Accrued payroll and related expenses  . . . . . . .            2,967                   3,294
    Deferred revenues   . . . . . . . . . . . . . . . .            4,531                   2,908
    Current portion of other obligations  . . . . . . .              ---                      31
    Income taxes payable  . . . . . . . . . . . . . . .              652                   1,334
                                                                 -------                 -------
         Total current liabilities  . . . . . . . . . .           15,645                  16,501
Long-term debt  . . . . . . . . . . . . . . . . . . . .              ---                     380
                                                                 -------                 -------
         Total liabilities  . . . . . . . . . . . . . .           15,645                  16,881
                                                                 -------                 -------
SHAREHOLDERS' EQUITY:
    Common stock, without par value,
      50,000,000 shares authorized; 11,869,860 and
      11,599,073 shares issued and outstanding,
      respectively  . . . . . . . . . . . . . . . . . .           56,181                  54,936
    Retained earnings   . . . . . . . . . . . . . . . .            1,285                   6,390
    Cumulative translation adjustment   . . . . . . . .            1,424                   2,281
                                                                 -------                 -------
         Total shareholders' equity . . . . . . . . . .           58,890                  63,607
                                                                 -------                 -------
         Total liabilities and shareholders' equity . .          $74,535                 $80,488
                                                                 =======                 =======




See notes to consolidated financial statements.

                                    TEKELEC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                        ----------------------          -----------------------
                                                        1996            1995            1996             1995
                                                        ----            ----            ----             ----
                                                                  (THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
    Sales to third parties  . . . . . . . . .          $18,288          $18,967       $45,321          $53,834
    Sales to related parties    . . . . . . .            1,108              980         2,799            4,243
                                                       -------          -------       -------          -------
         Total revenues . . . . . . . . . . .           19,396           19,947        48,120           58,077

COSTS AND EXPENSES:
    Cost of goods sold  . . . . . . . . . . .            7,410            6,151        18,746           19,015
    Research and development  . . . . . . . .            4,420            3,892        13,107           10,726
    Selling, general and administrative   . .            6,834            7,160        21,004           20,535
    Restructuring   . . . . . . . . . . . . .              327              ---           327              ---
                                                       -------          -------       -------          -------
         Total costs and expenses . . . . . .           18,991           17,203        53,184           50,276
                                                       -------          -------       -------          -------

Income (Loss)  from operations  . . . . . . .              405            2,744        (5,064)           7,801
Other income (expense):
    Interest, net   . . . . . . . . . . . . .              422              511         1,262              617
    Other, net  . . . . . . . . . . . . . . .               (8)              (3)          (70)            (226)
                                                       -------          -------       -------          -------
         Total other income . . . . . . . . .              414              508         1,192              391
                                                       -------          -------       -------          -------

Income (Loss) before provision for income taxes            819            3,252        (3,872)           8,192
    Provision for income taxes  . . . . . . .              544              692         1,233            2,114
                                                       -------          -------       -------          -------
    NET INCOME (LOSS)   . . . . . . . . . . .          $   275          $ 2,560       $(5,105)         $ 6,078
                                                       =======          =======       =======          =======

EARNINGS (LOSS) PER SHARE:
    Primary   . . . . . . . . . . . . . . . .          $  0.02          $  0.20       $ (0.44)         $  0.52
    Fully diluted   . . . . . . . . . . . . .             0.02             0.20         (0.44)            0.51

WEIGHTED AVERAGE NUMBER OF SHARES:
    Primary   . . . . . . . . . . . . . . . .           12,636           13,053        11,733           11,799
    Fully diluted   . . . . . . . . . . . . .           12,846           13,054        11,733           11,855





See notes to consolidated financial statements.

                                    TEKELEC
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                             -----------------------------
                                                                             1996                    1995
                                                                             ----                    ----
                                                                                     (THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income (loss)   . . . . . . . . . . . . . . . . . . . .          $ (5,105)               $  6,078
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . .             2,835                   2,826
    Changes in current assets and liabilities:
         Accounts and notes receivable  . . . . . . . . . . . .              (366)                 (4,115)
         Inventories  . . . . . . . . . . . . . . . . . . . . .              (817)                 (2,364)
         Amounts due from related parties . . . . . . . . . . .             1,193                  (1,060)
         Prepaid expenses and other current assets  . . . . . .              (629)                   (286)
         Trade accounts payable . . . . . . . . . . . . . . . .              (224)                    404
         Accrued expenses . . . . . . . . . . . . . . . . . . .              (559)                  1,158
         Accrued payroll and related expenses . . . . . . . . .              (309)                 (1,428)
         Deferred revenues  . . . . . . . . . . . . . . . . . .             1,623                   1,076
         Income taxes payable . . . . . . . . . . . . . . . . .              (630)                    788
                                                                         --------                --------
             Total adjustments  . . . . . . . . . . . . . . . .             2,117                 (3,001)
                                                                         --------                --------
             Net cash provided by (used in) operating activities           (2,988)                  3,077
                                                                         --------                --------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of available-for-sale securities   . . . . . . . .           (35,968)                    ---
    Proceeds from maturity of available-for-sale securities   .            12,000                     ---
    Purchase of property and equipment  . . . . . . . . . . . .            (4,179)                 (3,150)
    Decrease in other assets  . . . . . . . . . . . . . . . . .               173                      36
                                                                         --------                --------
         Net cash (used in) investing activities  . . . . . . .           (27,974)                 (3,114)
                                                                         --------                --------
CASH FLOW FROM FINANCING ACTIVITIES:
    Decrease in restricted cash   . . . . . . . . . . . . . . .               ---                   1,000
    Payments of short-term borrowings   . . . . . . . . . . . .              (570)                   (797)
    Repayment of long-term debt   . . . . . . . . . . . . . . .              (380)                   (180)
    Repayment of other obligations  . . . . . . . . . . . . . .               (28)                   (292)
    Proceeds from issuance of common stock  . . . . . . . . . .             1,245                  38,597
                                                                         --------                --------
         Net cash provided by financing activities  . . . . . .               267                  38,328
                                                                         --------                --------
Effect of exchange rate changes on cash . . . . . . . . . . . .              (596)                      2
                                                                         --------                --------
    Net increase (decrease) in cash and cash equivalents  . . .           (31,291)                 38,293
Cash and cash equivalents at beginning of period  . . . . . . .            43,609                   6,653
                                                                         --------                --------
Cash and cash equivalents at end of period  . . . . . . . . . .          $ 12,318                $ 44,946
                                                                         ========                ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . .          $     95                $    201
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . .             1,878                   1,426




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

         The Company operates under a thirteen-week calendar quarter; however, for financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the three and nine months ended September 30, 1996 and 1995 are for the thirteen and thirty-nine weeks ended September 27, 1996 and September 29, 1995, respectively.

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

B.       FAIR VALUE OF INVESTMENTS
         The Company has short-term investments in corporate debt securities with maturities of less than 90 days whose carrying amounts approximate their fair values because of their short maturities. These short-term investments are included in cash and cash equivalents, are classified as held-to-maturity securities and amounted to $5.3 million and $35.9 million at September 30, 1996 and December 31, 1995, respectively. At September 30, 1996, the Company also had investments classified as available-for-sale securities included in short-term and long-term investments, consisting of $6.0 million of United States Treasury Notes with maturities of less than one year, $9.2 million of United States Treasury Notes with maturities of between one and two years, and $8.8 million of corporate debt securities with maturities of less than one year. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders' equity. At September 30, 1996 unrealized gains or losses on available-for-sale securities were not significant.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

C.       CERTAIN BALANCE SHEET ITEMS

                The components of inventories are:

                                                                       SEPTEMBER 30,           DECEMBER 31,
                                                                           1996                   1995
                                                                       --------------          ------------
                                                                                  (THOUSANDS)
         Raw materials  . . . . . . . . . . . . . . . . . . .             $  1,736               $  3,109
         Work in process  . . . . . . . . . . . . . . . . . .                1,507                  1,653
         Finished goods . . . . . . . . . . . . . . . . . . .                3,922                  1,661
                                                                          --------               --------
                                                                          $  7,165               $  6,423
                                                                          ========               ========

               Property and equipment consist of the following:

         Manufacturing and development equipment  . . . . . .             $ 12,373               $ 10,823
         Furniture and office equipment . . . . . . . . . . .                7,058                  5,651
         Demonstration equipment  . . . . . . . . . . . . . .                3,951                  3,406
         Leasehold improvements . . . . . . . . . . . . . . .                1,126                  1,232
                                                                          --------               --------
                                                                            24,508                 21,112
         Less, accumulated depreciation and
         amortization . . . . . . . . . . . . . . . . . . . .              (17,115)               (15,005)
                                                                          -------                --------
            Property and Equipment, net . . . . . . . . . . .             $  7,393               $  6,107
                                                                          ========               ========

D.         RELATED PARTY TRANSACTIONS

           Sales to related parties consist of, and amounts due from related parties are, the result of transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board.

E.         RESTRUCTURING

           During the third quarter of 1996, the Company recorded restructuring charges amounting to $327,000 which represent severance pay and benefit costs for eight terminated employees in research and development and support functions, and other costs related to the consolidation of the Company's Ohio research facility into the Company's North Carolina facility.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

F.       INCOME TAXES

         For the three-month period ended September 30, 1996, the Company had an effective tax rate of 66% compared to 21% for the three-month period ended September 30, 1995. Although the Company's pre-tax results showed a loss for the nine-month period ended September 30, 1996, the Company had a tax provision of $1.2 million, compared to $2.1 million, or an effective tax rate of 26%, for the comparable period in 1995. The provisions for all periods were principally foreign taxes on the income of the Company's Japanese subsidiary. The provisions for the three and nine month periods ended September 30, 1996 were impacted by the Company's inability to currently recognize a benefit for its U.S. loss and credits carryforwards, which remain available to reduce future U.S. taxes. In 1995, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.

G.       BORROWINGS

         In September 1996, the Company repaid all of the outstanding borrowings on its $7.5 million line of credit, and terminated the credit facility. In October 1996, the Company agreed to terms for a $10 million line of credit with a U.S. bank, collateralized by substantially all of the Company's assets and bearing interest at, or in some cases below, the U.S. prime rate (8.25% at September 30, 1996). This credit facility expires June 30, 1998 if not renewed.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.1 million with interest at the Japanese prime rate (1.625% at September 30, 1996) plus 0.125% per annum which expire between March 31, 1997, and August 5, 1997, if not renewed. There have been no borrowings under these lines of credit.

H.       MAJOR CUSTOMERS

         Sales to Nippon Telegraph & Telephone amounted to 13% of revenues for the third quarter of 1995. There were no customers accounting for 10% or more of third quarter 1996 revenues.

         Sales to Nippon Telegraph & Telephone amounted to 10% and 16% of revenues for the first nine months of 1996 and 1995, respectively. Sales to AT&T amounted to 10% of revenues for the first nine months of 1995.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that certain statement of operations items bear to total revenues:



                                                                 PERCENTAGE OF REVENUES
                                                                 ----------------------

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                    ---------------------       -----------------------

                                                    1996           1995             1996           1995
                                                    ----           ----             ----           ----
Revenues  . . . . . . . . . . . . . . . .         100.0%           100.0%           100.0%         100.0%
Cost of goods sold  . . . . . . . . . . .          38.2             30.8             39.0           32.7
                                                  -----            -----            -----          -----
Gross profit  . . . . . . . . . . . . . .          61.8             69.2             61.0           67.3

Research and development  . . . . . . . .          22.8             19.5             27.2           18.5
Selling, general and administrative . . .          35.2             35.9             43.6           35.4
Restructuring . . . . . . . . . . . . . .           1.7              ---              0.7            ---
                                                  -----            -----            -----          -----
Total operating expenses  . . . . . . . .          59.7             55.4             71.5           53.9
                                                  -----            -----            -----          -----

Income (Loss) from operations . . . . . .           2.1             13.8            (10.5)          13.4

Interest and other income, net  . . . . .           2.1              2.6              2.5            0.7
                                                  -----            -----            -----          -----
Income (Loss) before provision for income
taxes . . . . . . . . . . . . . . . . . .           4.2             16.4             (8.0)          14.1
Provision for income taxes  . . . . . . .           2.8              3.5              2.6            3.6
                                                  -----            -----            -----          -----
Net income (loss) . . . . . . . . . . . .           1.4%            12.9%           (10.6)%         10.5%
                                                  =====            =====            =====          =====

         The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                                                                      PERCENTAGE OF REVENUES
                                                                      ----------------------

                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                   ---------------------                --------------------
                                                   1996            1995                 1996           1995
                                                   ----            ----                 ----           ----
Network diagnostic products . . . . . .            57%             68%                  62%            72%
Network switching products  . . . . . .            43              32                   38             28
                                                  ---             ---                  ---            ---
         Total  . . . . . . . . . . . .           100%            100%                 100%           100%
                                                  ====            ====                 ====           ====




         The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

                                                                    PERCENTAGE OF REVENUES
                                                                    ----------------------

                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                                    ----------------------                ---------------------
                                                     1996             1995                  1996         1995
                                                     ----             ----                  ----         ----
North America . . . . . . . . . . . . .                59%             48%                   58%          55%
Japan . . . . . . . . . . . . . . . . .                21              27                    22           24
Europe  . . . . . . . . . . . . . . . .                10               7                     9            9
Rest of the World . . . . . . . . . . .                10              18                    11           12
                                                      ---             ---                   ---          ---
       Total  . . . . . . . . . . . . .               100%            100%                  100%         100%
                                                      ===             ===                   ===          ===



            THREE MONTHS ENDED SEPTEMBER  30, 1996 COMPARED WITH THE
                     THREE MONTHS ENDED SEPTEMBER 30, 1995



         Revenues. The Company's revenues decreased by $551,000, or 3%, during the third quarter of 1996 due to lower diagnostic product sales partially offset by higher switching product sales.

         Revenues from switching products increased by $2.0 million, or 31%, in the third quarter of 1996 primarily due to increased EAGLE STP sales in North America and the first EAGLE STP sale in Europe. Revenues from diagnostic products decreased by $2.5 million, or 19%, due to lower Chameleon Open sales in Japan, and lower sales of the Company's older diagnostic and signalling/wireless products in the Rest of the World.

         Revenues in North America increased by $1.7 million, or 18%, as a result of higher sales of both switching and diagnostic products. Sales in Japan decreased by $1.3 million, or 24%, primarily due to lower Chameleon Open sales and the impact of exchange rate fluctuations on foreign currency translations which decreased revenues by approximately $670,000. Other international revenues decreased by $1.0 million due primarily to lower sales of signalling/wireless products in the Rest of the World.

         The impact of exchange rate fluctuations on currency translations decreased revenues by approximately $670,000, or 3%, and decreased net income by $57,000, or 17%, in the third quarter of 1996.

         Gross Profit. Gross profit as a percentage of revenues decreased from 69% in the third quarter of 1995 to 62% in the third quarter of 1996, primarily due to lower margins on sales of switching products as a result of increased price competition in the EAGLE product market, and lower margins on sales of diagnostic products as a result of higher per-unit manufacturing costs and the impact of trade-in programs for the Company's customers to upgrade to the Company's newer products. Gross profit was also adversely impacted by a lower proportion of diagnostic product sales, which typically carry higher margins than switching products. Changes in the following factors, among others, may affect gross profit: product and distribution channel mix, competition, customer discounts, supply and demand conditions in the electronic components industry, internal manufacturing capabilities and efficiencies, foreign currency fluctuations and general economic conditions.

         Research and Development. Research and development expenses increased by $528,000, or 14%, in the third quarter of 1996 and increased as a percentage of revenues from 20% to 23% due to the hiring of additional personnel in the switching business and to relocation expenses incurred in connection with the consolidation of the Company's Ohio research facility into the Company's North Carolina facility.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $326,000, or 5%, in the third quarter of 1996 principally as a result of lower sales commission expenses.

         Income Taxes.    For the three-month period ended September 30, 1996,
the Company had an effective tax rate of 66% compared to 21% for the three-month period ended September 30, 1995. The provisions for both periods were principally foreign taxes on the income of the Company's Japanese subsidiary. The provision for the three-month period ended September 30, 1996 was impacted by the Company's inability to currently recognize a benefit for its U.S. loss and credits carryforwards, which remain available to reduce future U.S. taxes. In 1995, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.

            NINE MONTHS ENDED SEPTEMBER  30, 1996 COMPARED WITH THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1995



         Revenues. The Company's revenues decreased by $10.0 million, or 17%, during the first nine months of 1996 due to lower diagnostic product sales, partially offset by higher switching product sales.

         In the first nine months of 1996, revenues from diagnostic products decreased by $11.8 million, or 28%, due to lower sales of all diagnostic products worldwide, while revenues from switching products increased by $1.8 million, or 11%, due to increased EAGLE STP sales.

         Revenues in North America decreased by $3.6 million, or 11%, as a result of lower sales of diagnostic products. Sales in Japan decreased by $3.5 million, or 25%, of which $1.9 million was the result of exchange rate fluctuations on currency translations. Other international revenues decreased by $2.9 million, or 23%, due to lower diagnostic product sales.

         The impact of exchange rate fluctuations on currency translations decreased revenues by $1.9 million, or 4%, and increased net loss by $163,000, or 3%, in the first nine months of 1996.

         Gross Profit. Gross profit as a percentage of revenues decreased from 67% in 1995 to 61% in 1996 primarily due to lower sales of the Company's higher margin diagnostic products, certain non-recurring costs associated with the Company's EAGLE product in the first half of 1996 and increased price competition in the EAGLE product market.

         Research and Development. Research and development expenses increased by $2.4 million, or 22%, in the first nine months of 1996 and increased as a percentage of revenues from 19% in the first nine months of 1995 to 27% in the first nine months of 1996. The dollar increase in such expenses was primarily attributable to the hiring of additional personnel and contractors in the switching business, expenses incurred in connection with the Bellcore technical audit of the Company's EAGLE product and relocation expenses relating to the consolidation of the Company's Ohio research facility into the Company's North Carolina facility.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $469,000, or 2%, in the first nine months of 1996 and increased as a percentage of revenues from 35% in the first nine months of 1995 to 44% in the first nine months of 1996. The dollar increase in such expenses was primarily attributable to increased personnel expenses, partially offset by lower commissions as a result of lower sales levels.

         Income Taxes.    Although the Company's pre-tax results showed a loss
for the nine months ended September 30, 1996, the Company had a tax provision of $1.2 million, compared to $2.1 million, for an effective tax rate of 26%, in 1995. The provisions for both periods were principally foreign taxes on the income of the Company's Japanese subsidiary. The provision for the nine months ended September 30, 1996 was impacted by the Company's inability to currently recognize a benefit for its U.S. loss and credits carryforwards, which remain available to reduce future U.S. taxes. In 1995, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.

         LIQUIDITY AND CAPITAL RESOURCES
         During the nine-month period ended September 30, 1996, cash and cash equivalents decreased by $31.3 million to $12.3 million, primarily due to a net transfer of approximately $24.0 million from cash and cash equivalents to short-term and long-term investments. In addition, other investing activities used $4.0 million primarily for capital expenditures, operating activities used $3.0 million, and financing activities provided $267,000.

         Accounts receivable, including amounts due from related parties, decreased by 5% during the first nine months of 1996 despite sales levels in the third quarter of 1996 which were 13% higher than the fourth quarter of 1995. The decrease in accounts receivable was primarily due to the collection of certain 1995 receivables which carried extended payment terms. Inventories increased by 12% during the first nine months of 1996 primarily to meet anticipated higher sales levels than were achieved.

         Capital expenditures amounted to $4.2 million during the first nine months of 1996 and represented the planned replacement and addition of equipment principally for research and development, the Company's new facility in North Carolina and sales demonstration.

         Of the $267,000 net cash provided by financing activities in the first nine months of 1996, Common Stock issuances upon the exercise of stock options provided $1.2 million while debt repayments used $950,000.

         In September 1996, the Company repaid all of the outstanding borrowings on its $7.5 million line of credit, and terminated the credit facility. In October 1996, the Company agreed to terms for a $10 million line of credit with a U.S. bank, collateralized by substantially all of the Company's assets and bearing interest at, or in some cases below, the U.S. prime rate (8.25% at September 30, 1996). This credit facility expires June 30, 1998 if not renewed.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.1 million with interest at the Japanese prime rate (1.625% at September 30, 1996) plus 0.125% per annum which expire between March 31, 1997, and August 5, 1997, if not renewed. There have been no borrowings under these lines of credit. Upon the expiration of the above-described credit facilities, the Company believes that, if necessary, it would be able to arrange for credit facilities on terms generally no less favorable than those described above.

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

PART II -- OTHER INFORMATION


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

         10.1 Consulting Agreement dated August 1, 1996 between the Registrant and Howard Oringer, including form of Warrant and Confidentiality Agreement

         11.1 Statement of Computation of Earnings Per Share for the Three and Nine Months Ended September 30, 1996 and 1995

         27.1    Financial Data Schedule

         (b)     Reports

                 No reports on Form 8-K were filed by the Company during the three months ended September 30, 1996

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TEKELEC





November 13, 1996                             /s/ Philip J. Alford
                                              --------------------------
                                              Philip J. Alford
                                              Chief Executive Officer
                                              (Duly authorized officer)




                                              /s/ Gilles C. Godin
                                              --------------------------
                                              Gilles C. Godin
                                              Chief Financial Officer and
                                              Vice President, Finance
                                              (Principal financial and chief
                                              accounting officer)

INDEX TO EXHIBITS


                                                                                 Sequentially
Exhibit                                                                            Numbered
Number                                    Description                                Page
------                                    -----------                                ----

10.1       Consulting Agreement dated August 1, 1996 between
           the Registrant and Howard Oringer, including form
           of Warrant and Confidentiality Agreement                                   18

11.1       Statement of Computation of Earnings Per Share
           for the Three and Nine Months Ended September 30,
           1996 and 1995                                                              19

27.1       Financial Data Schedule                                                    20