Form 10-K405
period 1996-12-31
TEKELEC
filed 1997-03-31
CIK 790705

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 0-15135

                                     TEKELEC
             (Exact name of registrant as specified in its charter)

                                   CALIFORNIA
         (State or other jurisdiction of incorporation or organization)

                                   95-2746131
                     (I.R.S.Employer Identification Number)

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

     Yes [X]  No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the Common Stock on March 3, 1997 as reported on the Nasdaq National Market, was approximately $161,000,000.

     The number of shares outstanding of the registrant's Common Stock on March 3, 1997, was 12,325,793.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held on May 21, 1997 are incorporated by reference into Part III of this Annual Report.

                                     TEKELEC

                     INDEX TO ANNUAL REPORT ON FORM 10-K

                  For the fiscal year ended December 31, 1996
                                                                            Page
                                                                            ----
                                     PART I

Item 1.       Business....................................................     3
Item 2.       Properties..................................................    23
Item 3.       Legal Proceedings...........................................    23
Item 4.       Submission of Matters to a Vote of Security Holders.........    23

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................    24
Item 6.       Selected Consolidated Financial Data........................    25
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................    26
Item 8.       Financial Statements and Supplementary Data.................    33
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................    33

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant..........    34
Item 11.      Executive Compensation......................................    34
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................    34
Item 13.      Certain Relationships and Related Transactions..............    34

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K.................................................    35

                                     PART I

ITEM 1. BUSINESS.

         Tekelec (the "Company") designs, manufactures and markets innovative diagnostic systems and network switching solutions for the global communications marketplace. Tekelec's products enable communications infrastructure suppliers and network providers to rapidly deliver advanced communications products and services. The Company's diagnostic systems are used in the design, installation and maintenance of a broad range of communications equipment and networks. Tekelec's EAGLE(R) STP switching platform enables operators of wireline and wireless networks to deliver Advanced Intelligent Network (AIN) services such as Caller ID, voice messaging, personal number calling, Service Provider Local Number Portability (SP-LNP) and customized routing and billing as well as digital wireless services such as Personal Communications Systems (PCS) and Global Systems for Mobile (GSM). The Company sells its diagnostic systems worldwide to long distance carriers, telephone operating companies, communications equipment manufacturers, wireless and cellular network operators and government agencies. The Company's switching products have been sold primarily to U.S. independent telephone companies (ITCs), PCS and cellular operators, interexchange carriers (IXCs), competitive access providers (CAPs) and local exchange carriers through the Company's direct sales force and distribution and marketing relationships with Lucent Technologies, Inc. and Stratus Computer, Inc. (Stratus).

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

  PUBLIC NETWORKS:  INCREASED COMPETITION AND COMPLEXITY

         In the U.S., long distance carriers, Regional Bell Operating Companies (RBOCs) and new competitive service providers that have entered the local and long distance markets are competing with one another to offer enhanced products and services to their customers. The passage of the Telecommunications Act of 1996 in early 1996 has increased competition among telephone operating companies, cable companies and long distance carriers. The rapid growth of cellular and wireless networks has also further increased the number of communications alternatives offered to end users. In response to this environment, operators of public networks are seeking to lower their costs and differentiate themselves by rapidly introducing new services.

These include high-speed data services such as Asynchronous Transfer Mode (ATM) and Frame Relay, AIN services such as Caller ID, voice messaging, Service Provider Local Number Portability and customized routing and billing as well as digital wireless services such as PCS and GSM.

         While communications markets are becoming increasingly competitive, a proliferation of standards and protocols is making the design and operation of communications networks more complex. Demand for high speed communications integrating voice, data and video is growing rapidly. Services based on emerging technologies, such as ATM, Frame Relay, xDSL, digital video and Fast Ethernet are being deployed while Integrated Services Digital Network (ISDN) is increasingly available to provide end-user access to combined voice and data services, particularly for Internet services. With the explosive growth of the Internet comes the need for high-capacity, high-speed, flexible data products and services. In addition, network operators must also support these standards and protocols in an increasing number of Local Area Networks (LANs), Metropolitan Area Networks (MANs), Wide Area Networks (WANs) and Global Area Networks (GANs).

         As a result, network operators have become more demanding of communications equipment suppliers to provide cost effective solutions that enable them to increase the overall capabilities of their networks while maintaining the highest network integrity.

  DIAGNOSTIC TOOLS

         The proliferation of standards and protocols, growth of the Internet and Intranet and the increasing complexity of communications equipment and networks are creating a need for new, more sophisticated diagnostic systems capable of simultaneously testing multiple existing and emerging technologies. Network operators use diagnostic tools to efficiently monitor network performance, simulate network services and test interoperability of equipment. In an increasingly competitive environment, network operators need diagnostic systems that can reduce time to market by shortening the testing cycles necessary to model and implement new services. In addition, network operators require advanced diagnostic solutions that verify reliability of network elements, offer flexibility to support new standards and protocols as they emerge and enable them to centralize the testing expertise within their organizations.

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

  INTELLIGENT NETWORK AND ADVANCED INTELLIGENT NETWORK (AIN) SWITCHING

         The Intelligent Network (IN) utilizes a highly complex protocol called Common Channel Signalling System No. 7 (SS7) to provide the basis for virtually all new telecommunications services. The IN architecture uses two separate but parallel paths; one to handle the voice or data traffic and a second to carry the signalling information for call set up and routing. Network operators utilize the IN architecture to increase the efficiency of their network by offloading signalling traffic onto the SS7 network, thus freeing up trunk line capacity needed for revenue generating traffic.

         A second generation Intelligent Network called the Advanced Intelligent Network (AIN) is used by carriers and service providers seeking to differentiate themselves by offering advanced voice and data communications services. The AIN is a network architecture and a set of standards designed to allow network operators to create, deploy and modify these services quickly and economically. AIN services represent the merging of telephony with database information through SS7 signalling. Such services include Caller ID, voice messaging, personal number calling, Service Provider Local Number Portability and customized routing and billing as well as digital wireless services such as PCS and GSM.

         Network operators are increasingly using SS7 networks as a source of competitive advantage to introduce new services through software changes in IN network elements rather than in central office switches. The key network elements in the IN and AIN architecture are as follows:

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

         While SS7 has been available since the 1980s, to date it has been used principally to support intelligent services such as call set-up, 800 number calling and calling card verification. AIN standards and services have only recently emerged and the number and complexity of these services continue to grow. Services such as Caller ID, voice messaging, personal number calling, Service Provider Local Number Portability and customized routing and billing as well as digital wireless services such as PCS and GSM all require SS7 networking technology. ISDN, driven by the growth of the Internet and telecommuting, is also increasing the need for SS7 to provide the signalling connectivity for ISDN applications.

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

         The Federal Communications Commission's June 1996 order requiring that Incumbent Local Exchange Carriers (ILECs) provide competitors with the ability to transition customers to their networks without changing the customer's existing telephone number (i.e., Service Provider Local Number Portability) will have a dramatic impact upon the SS7 network and all ILECs.

         With competition among network operators accelerating the deployment of AIN services, the strategic and economic value of sophisticated switching equipment optimized for SS7 applications is rapidly increasing. In addition, the importance of SS7 network-to-network operators mandates extremely high reliability and fault tolerance from the equipment as well as higher throughput and scalability to support the rapid and unpredictable growth in enhanced AIN services. Companies that offer SS7-based products that are built on scalable, open distributed architectures and enable AIN applications can benefit from this industry shift.

PRODUCTS

  NETWORK DIAGNOSTICS PRODUCTS

         Equipment manufacturers and network operators use the Company's diagnostic products to perform a wide variety of simulation and analysis to detect, diagnose and isolate communications problems. The Company's proprietary simulation language enables the controlled imitation of communications devices, traffic loads and networks. Its analysis software helps monitor, selectively capture and interpret digitized pulses transmitted through a network.
Uses of the Company's products include the following:

         o Designing Communications Equipment. By simulating existing and emerging communications devices (e.g., digital switches, STPs, SCPs, routers and hubs) and protocols (e.g., ATM, Frame Relay, SS7, ISDN, FDDI, Ethernet and Fast Ethernet), the Company's products enable engineers to more rapidly design communications devices that will be compatible with, and minimize potential breakdowns of, the networks in which the devices will be deployed.

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

         The Company's principal data network diagnostics products are:

         Chameleon(R) Open. The Chameleon Open is a multiprotocol analyzer that features a flexible open architecture for a family of applications that provide simultaneous full bandwidth testing of broadband, LAN, GAN, MAN and WAN equipment and networks. It can perform tests at speeds up to 155 Mbps and currently supports a number of protocols and interfaces including ATM, SMDS, FDDI, Frame Relay, ISDN, TCP/IP, X.25, T1, E1, Fast Ethernet, Ethernet and Token Ring. The Chameleon Open is based on an Intel x86-based pentium hardware platform and a UNIX operating system incorporating an X-Windows, Motif graphical user interface. Tekelec's proprietary programming tool, Protocol Adaptable State Machine (PASM), was added to the Chameleon Open platform in 1995 to enable ATM signalling and Frame Relay simulation. Each Chameleon Open supports, depending on its configuration, up to 12 network interfaces simultaneously and can be configured as either a portable or rack mount system. Multiple systems can be networked in a LAN or WAN configuration.

         Chameleon 32 Plus. The Chameleon 32 Plus is a sophisticated diagnostic system that simulates and analyzes multiple types of communications devices and networks. Research and development users utilize the Chameleon 32 to comprehensively test ISDN primary and basic rate interfaces, SS7 and data protocols such as Frame Relay and X.25.

         The Company's principal intelligent network diagnostics product is:

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

  NETWORK SWITCHING PRODUCTS

         EAGLE STP. The Company introduced the EAGLE STP in early 1992. The EAGLE STP is designed to meet the demands of SS7 switching and features a fully distributed, standards-based open architecture. Its distributed open architecture, high capacity and throughput are tailored to the SS7 switching needs of common carriers, local exchange carriers and PCS and cellular operators. The EAGLE STP is economically scaleable in configurations from 2 to 500 links. On-going software releases provide continual product improvement to meet the evolving needs of end users. As is required in SS7 networks, the EAGLE is sold and deployed in pairs, for redundancy. The EAGLE has the following features:

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

         Powerful, Distributed Architecture. The EAGLE STP features a fully distributed, open architecture, utilizing Intel x86 microprocessors. The performance of the product results from its uniquely distributed architecture and the elimination of central processors. In the EAGLE STP, all SS7 network intelligence, including SS7 routing information, is distributed among up to 250 signalling interface processors. Each interface is interconnected via a high speed, redundant bus subsystem. The bus subsystem utilizes two, counter-rotating 125 Mbps busses and features proprietary switching and buffering algorithms, which minimize collision and guarantee message delivery between all attached interfaces. All interfaces attached to the bus subsystem are hot-swappable, so that interface repair or replacement does not affect system operation.

         Software Architecture. The EAGLE STP's software is fully modular and written entirely in industry-standard programming languages. All software is released in complete versions, eliminating the need for interim patching, minimizing the potential for errors. EAGLE STP software is optimized for the capacity and redundancy features of the host hardware.

         Open Software Interfaces. Users of the EAGLE STP can rapidly add new functionality and value-added services to their network, utilizing the EAGLE STP's open software interfaces. Major new features enabling these open interfaces include the STP LAN feature, which allows users to attach inexpensive general purpose computers to the EAGLE for network analysis; the Database Transport Access feature, which allows users to change the behavior of protocols in their network without relying on the vendor's development cycles; and the
X.25 to SS7/IS.41 Protocol Conversion feature which allows first-generation legacy cellular switches to interwork with the more advanced SS7 cellular network. A significant new capability enabling Service Provider Local Number Portability on the EAGLE allows carriers to eliminate significant numbers of dedicated Service Control Point (SCP) general purpose computers.

         Ease of Operation and Maintenance. EAGLE STP installations generally do not require any enhancements to the central office's power supply, cooling system or flooring and require less than 36 square feet of space. An EAGLE STP can usually be installed in less than one week. No scheduled maintenance is required to support the EAGLE STP, eliminating the requirement for on-site personnel.

         Prices for a pair of EAGLE STPs typically range from approximately $250,000 to $5,000,000, depending on configuration and associated software applications.

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

PRODUCT DEVELOPMENT

         The communications market is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Standards for new services such as ATM, AIN and PCS are still evolving. As these standards and the demand for services and applications evolve, the Company intends to adapt its products or develop and support new products. The Company solicits product development input through discussions with users of the Company's products and participation in industry organizations and international standards committees, such as the ATM Forum and Telecommunications Industry Association (TIA), and by closely monitoring the activities of the ITU, ETSI, ISO and Bellcore.

         The Company's diagnostic product development activities are principally focused on expanding the capabilities of the Chameleon Open and MGTS, including their interfaces, software modules and protocol capabilities for emerging technologies such as ATM and AIN, and adapting these products for the emerging Network Operations market. From time to time the Company engages in development projects for special applications for customers. The Company is usually free to use such technology in future products which are not competitive with the specific application for which the development work was performed.

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

         Product development includes expenditures for research and development, new product design, enhancement of existing products and selective acquisition of technology. Research and development expenses amounted to approximately $17.1 million, $15.1 million, and $12.0 million in 1996, 1995 and 1994, respectively. There were no capitalized software development costs in 1996, 1995 and 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note A to Consolidated Financial Statements.

         The Company's development facilities are located in California, North Carolina, Japan and India. As of March 1, 1997, the Company had 141 persons engaged full time in product development. The Company believes that recruiting and retaining highly skilled engineering personnel is essential to its success. To the extent that the Company is not successful in attracting and retaining its technical staff, its business and operating results would be adversely affected.

SALES, MARKETING AND SUPPORT

         The Company's sales and marketing strategy for its diagnostic products is to initially target customers' research and development departments designing the next generation of communications equipment and then to target the manufacturing groups and ultimate users in network operations as equipment is manufactured, certified and installed. This strategy permits the Company to gain expertise in testing emerging technologies in the early stages of their life cycles.

         The Company's sales and marketing strategy for its EAGLE switching product is to continue to focus on sales to the U.S. ITC and cellular markets and to pursue new customer relationships including RBOCs and selected international opportunities. Current and future strategic alliances will continue to be an integral component of the strategy to reach broader markets and attain greater market presence. The network switching sales cycle typically ranges from three to 18 months depending on the complexity of a customer's planning, bidding and implementation requirements.

         RBOCs and other large service providers require their suppliers to continuously participate in Bellcore Technical Auditing programs as new hardware and software features are introduced. Bellcore provides Technical Auditing Services ("technical audits") to suppliers of network equipment assessing the supplier's conformance to certain Bellcore standards which have been adopted by RBOCs and other service providers. Ongoing technical audits of the EAGLE STP are conducted by Bellcore and the results of these audits are available to the Company and its customers. Bellcore does not endorse or certify any product or service or guarantee its performance. Failure or delay in obtaining favorable technical audit results could have a material adverse effect on the Company's ability to sell EAGLE STP to this large segment of the communications carrier market.

         Domestic Distribution. The Company sells its diagnostic and switching products in the U.S. principally through separate direct sales forces and, for the EAGLE STP, also through strategic relationships with Lucent Technologies, Inc. (formerly AT&T Network Systems) and Stratus. The Company's direct sales forces operate out of the Company's headquarters in Calabasas, California and its regional offices located in Colorado, Illinois, Missouri, New Jersey, North Carolina, Northern California, Texas and Virginia.

         International Distribution. The Company sells its diagnostic products internationally through a network of 26 distributors and two wholly owned subsidiaries in Japan and Canada. The Company's Japanese subsidiary, which presently sells only diagnostic products, generated approximately 22%, 22% and 20% of the Company's revenues for 1996, 1995 and 1994, respectively. In 1997, the Company intends to transition its sales in Canada to its direct sales force. The Company currently sells its switching products internationally through its direct sales force.

         Tekelec-Airtronic, S.A., an affiliate of the Company, and its wholly owned subsidiaries are the distributors of the Company's diagnostic products in France, Italy, Germany, the Netherlands, Belgium, Luxembourg, Portugal, Spain and China. Twenty additional independent companies distribute the Company's products in other Western European countries, the Far East (other than Japan), Australia, New Zealand, the Middle East, South America and South Africa. Distributors typically purchase products directly from the Company pursuant to agreements that are exclusive for a particular territory and are cancelable by either party upon 90 days notice. Export sales to international distributors accounted for approximately 13%, 17% and 14% of revenues in 1996, 1995 and 1994, respectively.

         The Company typically invoices export sales in U.S. dollars and its foreign subsidiaries invoice sales in their respective local currency. International sales are subject to inherent risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and distributors, greater difficulty in accounts receivable collection and potentially adverse tax consequences. Additionally, exchange rate fluctuations on foreign currency transactions and translations arising from international operations may contribute to fluctuations in the Company's business and operating results. Fluctuations in exchange rates could also affect demand for the Company's products. In addition, due to the technical nature of the Company's products, certain of the Company's export sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. The Company's products are subject, in certain international jurisdictions, to reduced protection for the Company's copyrights and trademarks. See Notes A, E and M to Consolidated Financial Statements.

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

CUSTOMERS

         During 1996, the Company shipped approximately 600 units of its diagnostic products to over 250 customers worldwide and 26 pairs of EAGLE STPs to 21 customers. The Company's customers include end users and marketing intermediaries. End users for the Company's diagnostic products include long distance carriers, telephone operating companies, communications equipment manufacturers, wireless and cellular network operators and government agencies. End users for the Company's EAGLE STP consist primarily of U.S. ITCs, PCS and cellular operators, interexchange carriers, competitive access providers and local exchange carriers.

         The Company's diagnostic business is substantially dependent on repeat business and, therefore, customer satisfaction and loyalty are crucial to its long-term success. Many of the Company's largest customers in 1996 were purchasers of the Company's diagnostic systems in prior years. Sales of diagnostic products to Nippon Telegraph & Telephone (NTT) accounted for 12% of the Company's 1996 revenues. No other customer accounted for more than 10% of the Company's revenues in 1996.

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

BACKLOG

         Orders for the Company's diagnostic products are usually placed by customers on an as-needed basis, and the Company has typically been able to ship these products in 15 to 30 days after the acceptance of the purchase order. Backlog for switching products typically consists of contracts or purchase orders for both product delivery scheduled within the next 12 months and EAGLE STP extended service warranty to be provided over the next five years. Because of variations in the magnitude and duration of orders received by the Company, and customer delivery requirements, which may be subject to cancellation or rescheduling, the Company's backlog at any particular date may not be a meaningful indicator of future financial results. At

December 31, 1996, the Company's backlog amounted to approximately $28.0 million, of which $16.6 million related to EAGLE STP service warranty. This compared to $23.3 million at December 31, 1995, of which $12.3 million related to EAGLE STP service warranty.

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

         The Company has a computerized manufacturing inventory control system which integrates and monitors purchasing, inventory control and production. The Company's quality control process tests for reliability and conformance with product specifications and utilizes certain automated software test procedures. The Company received ISO 9002 certification from Bellcore in 1995, ISO 9001 certification from Bellcore for its network switching operation in 1996 and is currently undergoing the processes for ISO 9001 certification for its remaining operations and expects to obtain such certification in 1997.

         The Company is in the process of obtaining CE Mark registration for certain of its diagnostic products to meet EC regulations for shipment of products into Europe. The Company has already obtained CE Mark registration for those products with significant demand in Europe in 1996 and currently expects to be compliant for all remaining products before the end of the second quarter of 1997. Although delays in the Company's ability to obtain CE Mark registration for all of its products did not have a material impact on European sales in 1996, further delays or failure to obtain such registration could have a material impact on future sales in Europe.

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

COMPETITION

         Diagnostic Products. The communications diagnostic market is intensely competitive and subject to rapid technological change and evolving industry standards. The Company primarily competes in the high performance segment of the market. Its principal competitor is Hewlett-Packard. The Company also competes with a number of other manufacturers, some of which have greater financial, marketing, manufacturing and technological resources than the Company. The Company believes that its long-term success will depend in part on its ability to be a leader in offering products that address new emerging industry standards and to offer a broad line of integrated applications.

         The Company believes that the principal competitive factors in the communications diagnostic market in which the Company competes are product/price performance, functionality and reliability, timely introduction of new products, breadth of integrated product applications, marketing and distribution capability and customer service and support. The Company believes that it competes favorably, although there can be no assurance that new or established competitors will not offer products superior to or lower in price than those of the Company.

         Network Switching Products. The market for STPs is highly competitive and has been highly concentrated among a limited number of dominant suppliers. The Company expects competition to increase in the future from existing and new competitors. The Company presently competes with DSC and to a lesser extent with a limited number of other manufacturers, all of which have significantly greater financial, marketing, manufacturing and other resources and larger installed customer bases than the Company. The Company believes that its long-term success will depend on its ability to further penetrate the major telephone companies, including the RBOCs, offer products with the best price/performance profile and be responsive to customers' needs for new features and services.

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

INTELLECTUAL PROPERTY

         The Company relies on a combination of trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The Company does not hold any patents with respect to its products. The Company has entered into confidentiality and invention assignment agreements with its employees, and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers among others so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of the Company's technologies or independent third-party development of similar technologies. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. The Company believes that, because of the rapid pace of technological change in the communications market, legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency and timely introduction of product enhancements and the quality of support services provided by the Company.

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

EMPLOYEES

         At March 1, 1997, the Company had 367 employees, comprising 131 in sales, marketing and support, 51 in manufacturing, 141 in research, development and engineering and 44 in management, administration and finance. The Company believes that its future success will depend in part on its ability to attract, motivate and retain highly qualified personnel. Many employees hold stock options and/or participate in an employee stock purchase plan. None of the Company's employees is represented by a labor union, and the Company has not experienced any work stoppages. The Company believes that its employee relations are excellent.

                                    GLOSSARY

AIN (Advanced Intelligent Network)......  Bellcore's set of standards for advanced intelligent services for the
                                          telephone networks of Regional Bell
                                          Operating Companies.

ANSI (American National Standards
   Institute)...........................  The coordinating body for voluntary standards groups within the United
                                          States. ANSI is a member of the
                                          International Organization for
                                          Standardization (ISO).

ATM (Asynchronous Transfer Mode)........  A broadband, low-delay, packet-based switching and multiplexing technique.
                                          Usable capacity is segmented into
                                          fixed-size cells, consisting of header
                                          and information fields, allocated to
                                          services on demand.

BRI (Basic Rate Interface)..............  One interface type used to access the
                                          Integrated Services Digital Network.
                                          The BRI allows two simultaneous calls
                                          across a single pair of copper wires.

CCITT (International Telephone and
   Telegraph Consultative Committee)....  A United Nations organization which establishes international
                                          telecommunications standards.

El .....................................  The European telecommunications standard defining circuits that
                                          operate at speeds of 2.048 Mbps,
                                          similar to T1 lines in the United
                                          States.

Ethernet................................  A standard set of specifications for a particular type of LAN that employs
                                          baseband signalling (single signal on
                                          a cable) and has a transmission rate
                                          of 10 Mbps.

Fast Ethernet...........................  100 Mbps' technology for workstation
                                          LANs from the eponymous Fast Ethernet
                                          Alliance, which includes 3Com and
                                          SynOptics. It has been adopted by the
                                          IEEE as the basis for the 100BaseT
                                          Ethernet standard.

FDDI (Fiber Distributed Data
   Interface)...........................  A standard for operating fiber optic-based LANs at 110 Mbps used for
                                          high speed and backbone applications.

Frame Relay.............................  A variable length packet-based transmission technology that is used
                                          to transmit data at speeds up to 2
                                          Mbps.

GAN (Global Area Network)...............  A network of computers connected across countries.

GSM (Global Systems for Mobile).........  The standard for a set of protocols for digital wireless initially
                                          deployed in Europe.

IN (Intelligent Network)................  An out-of-band, packet switched overlay network to the in-band Public
                                          Switched Telephone Network (PSTN). The
                                          Intelligent Network minimally consists
                                          of SS7-equipped Central Offices
                                          (Service Switching Points, or SSPs),
                                          packet switches (Signal Transfer
                                          Points, or STPs) and databases
                                          (Service Control Points, or SCPs).

Internet................................  The worldwide system of linked networks that is capable of exchanging
                                          mail and data through a common
                                          addressing and naming system based on
                                          TCP/IP protocols.

Intranet................................  A private network that uses Internet software and standards.

ISDN (Integrated Services Digital
   Network).............................  Public digital communications services supporting a wide range of
                                          data, voice and image services
                                          accessed by standard interfaces
                                          integrated with customer control.

IS.41...................................  One of the Interim Standards for North
                                          American mobile applications for
                                          digital cellular.

LAN (Local Area Network)................  A type of high-speed data communications arrangement in which
                                          multiple computer and related products
                                          in an office or campus environment are
                                          connected by means of a standard
                                          transmission medium (typically coaxial
                                          cable, twisted-pair wire or optical
                                          fiber).

MAN (Metropolitan Area Network).........  A high-speed network designed to link together sites in a metropolitan
                                          or campus area. The IEEE has defined
                                          its 802.6 standard for MANs based on
                                          the Distributed Queue Dual Bus
                                          technology.

Mbps (Megabits per second)..............  A measurement unit, equal to 1,048,576 bits per second, used to describe data
                                          transfer rates as a function of time.

MSC (Mobile Switching Center)...........  A switch that coordinates trunk call set-up to and from users in a digital
                                          cellular network.

Packet Switching........................  A data transmission technique whereby user information is segmented and
                                          routed in discrete data envelopes
                                          called packets, each with its own
                                          appended control information for
                                          routing, sequencing and error
                                          checking.

PCS (Personal Communications
   Systems).............................  A set of evolving standards and protocols providing for the concept of
                                          one number per user and associated
                                          advanced intelligent services
                                          regardless of location primarily
                                          involving mobile communications.

PDC (Personal Digital
   Communications)......................  A set of protocol standards for
                                          Japanese digital cellular mobile
                                          network promulgated by NEC.


Primary Rate Interface (PRI)............  A T1 or E1 circuit used to carry 23 or
                                          30 ISDN calls, respectively. In an
                                          ISDN PRI, a single channel is used for
                                          signalling for calls placed on all of
                                          the other channels in the T1 or E1
                                          circuit.

protocol................................  A formal set of standards governing the establishment of a communications
                                          link and controlling the format and
                                          timing of transmissions between two
                                          devices.

RBOCs (Regional Bell Operating
   Companies)...........................  (1) One of seven telephone companies created by the AT&T divestiture. (2)
                                          The acronym for the local telephone
                                          companies created in 1984 as part of
                                          the break-up of AT&T.

signalling..............................  The process by which digital information is exchanged to establish,
                                          control and manage connections in a
                                          network.


SCE (Service Creation Environments).....  An application in the Advanced
                                          Intelligent Network which allows for
                                          the development and customization of
                                          new telephone services, utilizing
                                          Advanced Intelligent Network (AIN)
                                          "building blocks". Using customized
                                          Service Information Blocks (SIBs) and
                                          "triggers", users describe services
                                          such as time-of-day routing. These
                                          descriptions are loaded into Service
                                          Control Points (SCPs) or Service Nodes
                                          (SNs) for execution in the network.

SCP (Service Control Point).............  A computer database that is accessed by STPs for customer call routing
                                          information and other special
                                          information required for AIN services.

SMDS (Switched Multi-megabit Data
   Service).............................  A communications service providing high speed, connectionless data
                                          transport.

SMS (Service Management System).........  A proprietary application which provides the user a maintenance and
                                          administration interface to various IN
                                          and AIN network elements.

SP-LNP (Service Provider Local
   Number Portability)..................  A capability mandated by the Federal
                                          Communications Commission in June,
                                          1996 which allows telephone customers
                                          to change their local service provider
                                          without changing their telephone
                                          number. Adding SP-LNP capabilities to
                                          the Public Switched Telephone Network
                                          requires the introduction of three new
                                          network elements and new software
                                          capabilities in virtually every
                                          existing network element.

SS7 (Common Channel Signalling
   System No. 7)........................  A complex protocol which governs signalling between certain devices in
                                          a digital telephone network.

SSP (Service Switching Point)...........  An SSP is a component of the central office switch that sets up trunk
                                          connections. When an SSP identifies an
                                          AIN call, it routes a signalling
                                          message to the STP and awaits further
                                          instructions for call processing.

STP (Signal Transfer Point).............  An STP is a switch that handles the signalling messages used to set up
                                          telephone calls, queries external
                                          databases for routing and processing
                                          information and dispatches call
                                          handling instructions.

T1 .....................................  The North American telecommunications standard defining a circuit that
                                          multiplexes and switches 24 channels
                                          and operates at speeds of 1.544 Mbps
                                          (T3 is the equivalent of 27 T1
                                          circuits).

TCP/IP (Transmission Control
   Protocol/Internet Protocol)..........  The common name for the suite of protocols developed by the U.S.
                                          Department of Defense in the 1970s to
                                          support the construction of world-
                                          wide internetworks. TCP and IP are the
                                          two best- known protocols in the
                                          suite. TCP corresponds to Layer 4 (the
                                          transport layer) of the OSI reference
                                          model. It provides reliable
                                          transmission of data. IP corresponds
                                          to layer 3 (the network layer) of the
                                          OSI reference model and provides
                                          connectionless datagram service.

WAN (Wide Area Network).................  A network that extends beyond the distance that can be accommodated by
                                          local cabling methods. A WAN typically
                                          utilizes public carrier services to
                                          connect sites, which may span a city,
                                          state, country or the world.

xDSL....................................  Another name for an ISDN BRI channel.
                                          Operated at the Basic Rate Interface
                                          (with two 64 kbps circuit switched
                                          channel), the DSL can carry both voice
                                          and data signal at the same time, in
                                          both directions, as well as the
                                          signaling data used for call
                                          information and customer data.

X.25..................................... A protocol for transfer of information across packet data networks.  X.25 was
                                          the first packet data technology to be
                                          widely implemented.

ITEM 2. PROPERTIES.

         The Company's executive offices, as well as its principal manufacturing and data network diagnostics product engineering and marketing operations, are located in an approximate 58,000 square-foot facility in Calabasas, California under a lease which expires in November 2004 with an option to extend for an additional five years.

         The Company also occupies a 68,000 square-foot facility in Morrisville, North Carolina under a lease expiring in March 2003, primarily for engineering, product development, customer support and regional sales activities for its network switching and intelligent network diagnostics products. The Company also has eight regional sales offices occupying an aggregate of approximately 10,600 square feet under leases expiring between 1997 and 1998 in Milbrae, California; Boulder, Colorado; Lombard, Illinois; Kansas City, Missouri; Iselin, New Jersey; Irving, Texas; Arlington, Virginia; and Ottawa, Canada. The Company's Japanese subsidiary occupies approximately 10,600 square feet in Tokyo under leases expiring between April 1997 and November 1997, and the Company's India subsidiary occupies approximately 3,500 square feet under a lease expiring in December 1999. The Company believes that its existing facilities will be adequate to meet its needs at least through 1997. The Company believes it will be able to obtain additional space when and as needed on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS.

         Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Inapplicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded over-the-counter on the Nasdaq National Market under the symbol TKLC. The following table sets forth the high and low closing sales prices for the Common Stock, as reported on the Nasdaq National Market. As of March 3, 1997, there were 197 record holders of the Company's Common Stock based on information provided by the Company's transfer agent.

                                                        High              Low
                                                     ---------        ----------
         1995
         ----
            First Quarter.........................   $   23.13        $    15.50
            Second Quarter........................       24.50             18.25
            Third Quarter.........................       26.75             21.50
            Fourth Quarter........................       22.50             10.25

         1996
         ----
            First Quarter.........................   $   14.38        $     9.50
            Second Quarter........................       17.50             12.63
            Third Quarter.........................       14.75              9.00
            Fourth Quarter........................       17.25             12.00

         The Company has never paid a cash dividend. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

         The statement of operations data included in the selected consolidated financial data set forth below for the years ended December 31, 1996, 1995 and 1994 and the balance sheet data set forth below as of December 31, 1996 and 1995 are derived from, and are qualified in their entirety by reference to, the Company's audited consolidated financial statements and notes thereto. The statement of operations data set forth below for the years ended December 31, 1993 and 1992 and the balance sheet data set forth below as of December 31, 1994, 1993 and 1992 are derived from audited consolidated financial statements of the Company which are not included herein.

                                                  FIVE-YEAR SELECTED FINANCIAL DATA
FOR THE YEARS ENDED DECEMBER 31,                                           1996       1995       1994       1993        1992
                                                                        ------------------------------------------------------------
                                                                                    (thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues ............................................................   $ 72,126    $ 75,276   $ 61,189   $ 46,856    $ 58,090
Income (Loss) before provision
   for income taxes .................................................       (284)      8,450      5,711    (17,101)     (6,693)
Net income (loss) ...................................................     (2,511)      6,311      4,460    (18,543)     (8,296)
Earnings (Loss) per share:(1)
     Primary ........................................................   $  (0.21)   $   0.52   $   0.47   $  (2.23)   $  (1.01)
     Fully diluted ..................................................      (0.21)       0.52       0.43      (2.23)      (1.01)
Weighted average number of
   shares outstanding:(1)
     Primary ........................................................     11,775      12,060      9,550      8,314       8,178
     Fully diluted ..................................................     11,775      12,063     10,360      8,314       8,178

BALANCE SHEET DATA (at December 31):
Cash and investments ................................................   $ 44,244    $ 43,609   $  7,653   $  3,669    $ 10,067
Working capital .....................................................     43,627      56,983     13,466      3,215      15,471
Total assets ........................................................     82,518      80,488     34,409     28,139      38,403
Long-term obligations ...............................................       --           380        654        323         204
Shareholders' equity ................................................     61,751      63,607     18,720     11,693      28,751

---------------

(1) Earnings (Loss) per share and weighted average number of shares outstanding have been retroactively adjusted to reflect the two-for-one stock split effected March 17, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

CORPORATE ORGANIZATION

         The Company is organized into three divisions: Data Network Diagnostics, Intelligent Network Diagnostics and Network Switching.

         The Data Network Diagnostics Division and Intelligent Network Diagnostics Division develop and supply diagnostic products for the communications marketplace. These products, primarily the Chameleon family of products for the Data Network Diagnostics Division and the MGTS products for the Intelligent Network Diagnostics Division, are the foundation of the Company's business and the source of the technology and expertise that has facilitated the Company's entry into other markets.

         The Network Switching Division capitalized on the Company's expertise in SS7 to develop the EAGLE, a high-capacity packet switching platform.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that statement of operations items bear to total revenues:

                                                                                             PERCENTAGE OF REVENUES
                                                                             ------------------------------------------------------
                                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------------------------
                                                                                   1996               1995               1994
                                                                             ---------------     ---------------    ---------------

Revenues .................................................................             100.0%              100.0%             100.0%
     Cost of goods sold ..................................................              37.0                33.3               33.3
                                                                             ---------------     ---------------    ---------------
Gross profit .............................................................              63.0                66.7               66.7
     Research and development ............................................              23.7                20.0               19.6
     Selling, general and administrative .................................              41.4                36.7               36.7
     Restructuring .......................................................               0.4              --                 --
                                                                             ---------------     ---------------    ---------------
Income (Loss) from operations ............................................              (2.5)               10.0               10.4
     Interest and other income (expense), net ............................               2.1                 1.2               (1.1)
                                                                             ---------------     ---------------    ---------------
Income (Loss) before provision for income taxes ..........................              (0.4)               11.2                9.3
     Provision for income taxes ..........................................               3.1                 2.8                2.0
                                                                             ---------------     ---------------    ---------------
       Net income (loss) .................................................              (3.5)%               8.4%               7.3%
                                                                             ===============     ===============    ===============

         The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                                                                                              PERCENTAGE OF REVENUES
                                                                             -----------------------------------------------------
                                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                             -----------------------------------------------------
                                                                                   1996               1995               1994
                                                                             ---------------    ---------------    ---------------

Data network diagnostics ..................................................               29%                41%                50%
Intelligent network diagnostics ...........................................               33                 27                 22
Network switching .........................................................               38                 32                 28
                                                                             ---------------    ---------------    ---------------
       Total ..............................................................              100%               100%               100%
                                                                             ===============    ===============    ===============

         The following table sets forth, for the periods indicated, the revenues by geographic territory as a percentage of total revenues:

                                                                                             PERCENTAGE OF REVENUES
                                                                             -----------------------------------------------------
                                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                             -----------------------------------------------------
                                                                                   1996              1995               1994
                                                                             ---------------    ---------------    ---------------

North America .............................................................               59%                59%                59%
Japan .....................................................................               22                 22                 20
Europe ....................................................................                9                  9                  9
Rest of World .............................................................               10                 10                 12
                                                                              ---------------   ---------------    ---------------
       Total ..............................................................              100%               100%               100%
                                                                              ===============   ===============    ===============

1996 COMPARED WITH 1995

Revenues

         The Company's revenues decreased by $3.2 million, or 4%, during 1996 due to lower sales of data network diagnostics products, partially offset by higher sales of switching and intelligent network diagnostics products.

         Revenues from data network diagnostics products decreased by 32%, or $9.8 million, to $21.2 million, primarily due to lower sales in all markets for both the Chameleon Open and the Company's older Chameleon products.

         Revenues from intelligent network diagnostics products increased by 15%, or $3.1 million, to $23.7 million. This increase was primarily driven by strong demand for the Company's MGTS products in the domestic and Japanese markets.

         Revenues from switching products increased by 15%, or $3.5 million, to $27.2 million due primarily to increased EAGLE STP sales worldwide, particularly internationally. This increase was lower than anticipated principally due to delays in Regional Bell Operating Companies' SS7 network replacement and expansion. In 1996, 26 pairs of EAGLE STPs were sold compared with 28 in 1995. The increased revenues despite lower unit sales reflect a trend towards larger average system sizes, combined with increased service revenues as the EAGLE installed base grows. Revenues in North America decreased by $1.4 million, or 3%, as a result of lower Chameleon product sales, partially offset by higher MGTS and switching product sales. Revenues in Japan decreased by $938,000, or 6%, due to lower sales of Chameleon products and the impact of exchange rate fluctuations on currency translations in 1996, partially offset by strong MGTS product sales. Other international revenues decreased by $862,000, or 6%, primarily due to lower sales of both diagnostic product lines, partially offset by higher switching product sales.

         The impact of exchange rate fluctuations on currency translations decreased revenues by approximately $2.4 million, or 3%, and increased net loss by $257,000, or 11%.

Gross Profit

         Gross profit as a percentage of revenues decreased from 67% in 1995 to 63% in 1996, due primarily to increased competition in the EAGLE product market and lower sales of higher margin diagnostic products. Changes in the following factors, among others, may affect gross profit: product and distribution channel mix, competition, customer discounts, supply and demand conditions in the electronic components industry, internal manufacturing capabilities and efficiencies, foreign currency fluctuations and general economic conditions.

Research And Development

         Research and development expenses increased by $2.0 million, or 13%, and represented 24% of revenues in 1996, compared to 20% in 1995. The increase was attributable primarily to the hiring of additional personnel in the Network Switching Division, expenses incurred in connection with the Bellcore technical audits of the Company's EAGLE product and higher depreciation expense as a result of equipment acquisitions for EAGLE research and development.

         The Company intends to continue to make substantial investments in product and technology development and believes that its future success depends in large part upon its ability to continue to enhance existing products and develop new products that maintain its technological competitiveness.

Selling, General And Administrative

         Selling, general and administrative expenses increased by $2.2 million, or 8%, and represented 41% of revenues in 1996, compared to 37% in 1995. The increase was attributable primarily to severance charges, recruiting activity and relocation expenses incurred in connection with personnel changes.

Restructuring

         During the third quarter of 1996, the Company recorded restructuring charges amounting to $327,000 which represent severance pay, benefit costs and other costs related to the consolidation of the Company's Ohio research facility into the Company's North Carolina facility. See Note F to Consolidated Financial Statements.

Income Taxes

         Although the Company's pre-tax results showed a loss in 1996, the Company had a tax provision of $2.2 million, compared to $2.1 million and an effective tax rate of 25% in 1995. The provisions for both periods were principally foreign taxes on the income of the Company's Japanese subsidiary. The 1996 provision was impacted by the Company's inability to currently recognize a benefit for its U.S. loss and credits carryforwards, which remain available to reduce future U.S. taxes. In 1995, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.

         The Company anticipates that it has sufficient loss and credits carryforwards available in 1997 to offset most of its expected U.S. taxes. However, the Company's overall tax rate is significantly influenced by the level of income derived from its Japanese subsidiary.

Interest, Net

         Net interest income increased by $554,000 primarily as a result of higher average investment balances in 1996.

1995 COMPARED WITH 1994

Revenues

         The Company's revenues increased by $14.1 million, or 23%, during 1995 due to higher sales of both switching and intelligent network diagnostics products.

         Revenues from switching products increased by 41% in 1995 to $23.8 million due to growing market acceptance of the Company's EAGLE STP product, particularly in the cellular market. In 1995, 28 pairs of EAGLE STPs were sold compared with 25 in 1994.

         Revenues from intelligent network diagnostics products increased by 53%, or $7.2 million, to $20.6 million due to higher sales in all markets as a result of increased demand and market acceptance of the Company's MGTS products, particularly internationally.

         Revenues from data network diagnostics products were flat due to increased Chameleon Open sales offset by lower sales of the Company's older Chameleon products.

         Revenues in North America increased by $7.7 million, or 21%, as a result of higher switching and MGTS product sales, partially offset by lower Chameleon product sales as a result of slower spending by large equipment suppliers and major carriers in the third and fourth quarters. Revenues in Japan increased by $4.4 million, or 36%, due to higher sales of both diagnostic product lines and the impact of exchange rate fluctuations on currency translations in 1995. Other international revenues grew $2.0 million, or 16%, primarily due to higher sales of both diagnostic product lines, partially offset by lower switching product sales.

         The impact of exchange rate fluctuations on currency translations increased revenues by approximately $1.5 million, or 2%, and increased net income by $139,000, or 2%.

Gross Profit

         Gross profit as a percentage of revenues was 67% for both 1995 and 1994. Although margins on EAGLE sales were slightly higher than in 1994, this increase was offset by the higher proportion of EAGLE sales as a percentage of total Company sales, as the gross profit percentage on switching products is generally lower than on diagnostic products.

Research And Development

         Research and development expenses increased by $3.1 million, or 26%, in 1995 and represented 20% of revenues for both 1995 and 1994. The dollar increase was attributable primarily to increased headcount, including contractors, and included costs to accelerate certain development programs and the Bellcore audits of the EAGLE product.

Selling, General And Administrative

         Selling, general and administrative expenses increased by $5.2 million, or 23%, in 1995 primarily as a result of increased headcount in customer service, increased sales commissions due to higher revenues, and higher tradeshow and travel expenses to support the increased revenues.

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

Interest, Net

         Net interest income increased by $1.5 million as a result of interest earned on short-term cash investments resulting primarily from proceeds of the Company's public stock offering in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         During 1996, cash and cash equivalents decreased by $26.4 million to $17.2 million, primarily due to a net transfer of approximately $27.0 million to short-term and long-term investments. Operating activities, net of the effects of exchange rate changes on cash, provided $5.5 million, financing activities provided $1.1 million and $6.0 million was used for capital expenditures.

         Accounts receivable, including amounts due from related parties, decreased by 13% during 1996. The decrease was due primarily to a reduced level of receivables with extended terms at December 31, 1996 compared to December 31, 1995 and a lower concentration of sales in the last month of the year in 1996 compared to 1995. Inventories increased by 26% during 1996 primarily to support increased fourth quarter sales volume.

         Capital expenditures were $6.0 million during 1996 and represented the planned replacement and addition of equipment principally for research and development, the Company's new facility in North Carolina and sales demonstration. There are currently no significant commitments for capital expenditures; however, the Company expects that its capital expenditures will be at a similar level in 1997, principally for the acquisition of equipment for research and development, sales demonstration and manufacturing operations.

         Net cash provided by financing activities in 1996 was $1.1 million, which represented $2.1 million in proceeds from the issuance of Common Stock upon the exercise of options and warrants, partially offset by debt and other obligation repayments amounting to $981,000.

      In September 1996, the Company repaid all of the outstanding borrowings on its $7.5 million line of credit and terminated the credit facility. In October 1996, the Company agreed to terms for a $10 million line of credit with a U.S. bank, collateralized by substantially all of the Company's assets and bearing interest at, or in some cases below, the U.S. prime rate (8.25% at December 31, 1996). There have been no borrowings under this credit facility, which expires June 30, 1998 if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.0 million with interest at the Japanese prime rate (1.625% at December 31, 1996) plus 0.125% per annum which expire between May 29, 1997, and March 31, 1998, if not renewed. There have been no borrowings under these lines of credit.

      The Company's weighted average short-term borrowing rates were 11.6% and 11.5% in 1996 and 1995, respectively.

         The Company believes that existing working capital, funds generated from operations and its current bank lines of credit are sufficient to satisfy anticipated operating requirements at least through 1997.

Foreign Exchange

         International operations are subject to certain opportunities and risks, including currency fluctuations. In 1996, 1995 and 1994, the percentages by which weighted average exchange rates for the currencies indicated below strengthened (weakened) against the U.S. dollar were as follows:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                  1996       1995       1994
                                                ---------  ---------  ---------

Japanese yen................................      (18)%        9%         9 %
Canadian dollar.............................        1 %        0%        (9)%


         The change in cumulative translation adjustment in 1996 was due primarily to the weakening of the Japanese yen against the U.S. dollar when comparing the exchange rate at December 31, 1996 to that of December 31, 1995. Exchange gains (losses) are recorded in the period when incurred, and amounted to $(180,000), $(210,000) and $(235,000) in 1996, 1995 and 1994, respectively.
Exchange gains and losses include the remeasurement of certain currencies into functional currencies and the settlement of intercompany balances.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

         The statements which are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report on Form 10-K are forward-looking statements that involve certain risks and uncertainties including, but not limited to, competition in the data network diagnostics, intelligent network diagnostics and network switching markets, capital spending patterns of the Company's customers, foreign currency fluctuations, general economic and political conditions, announcements of new products by Tekelec or its competitors, and other risks described in this Annual Report on Form 10-K and in the Company's other Securities and Exchange Commission filings.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

         Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1997, entitled "Election of Directors" and "Executive Officers" to be filed with the Commission.


ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1997, entitled "Election of Directors - Compensation of Directors," "Executive Compensation and Other Information," "Board of Directors and Compensation Committee Reports on Executive Compensation" and "Performance Graph," to be filed with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1997, entitled "Common Stock Ownership of Principal Shareholders and Management," to be filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1997, entitled "Certain Relationships and Related Transactions," to be filed with the Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Report:

    CONSOLIDATED FINANCIAL STATEMENTS                                       PAGE

    o Report of Independent Accountants                                     F-1

    o Consolidated Statements of Operations for each of the
      three years in the period ended December 31, 1996                     F-2

    o Consolidated Balance Sheets as of December 31, 1996 and 1995          F-3

    o Consolidated Statements of Cash Flow for each of the
      three years in the period ended December 31, 1996                     F-4

    o Consolidated Statements of Shareholders' Equity for each of
      the three years in the period ended December 31, 1996                 F-5

    o Notes to Consolidated Financial Statements                            F-6

---------------
                                                                            PAGE

    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

    o Schedule II  Valuation and Qualifying Accounts and Reserves
                   for each of the three years in the period ended
                   December 31, 1996                                        S-1

         Schedules which are not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

    LIST OF EXHIBITS

    3.1      Amended and Restated Articles of Incorporation(1)

    3.2      Bylaws, as amended

    10.1 Amended and Restated 1984 Stock Option Plan, including forms of stock option agreements(2)(3)

    10.2 Amended and Restated Non-Employee Director Equity Incentive Plan, including forms of stock award certificate and nonstatutory stock option agreements(4), as amended February 21, 1996(3) (5)

    10.3 1994 Stock Option Plan, including forms of stock option agreements(4), as amended February 4, 1995(6), March 3, 1995 (6) and January 27, 1996(3)(5)

    10.4     Retirement Pension Rules of Tekelec Ltd.(1)(3)

    10.5 Form of Indemnification Agreement between the Registrant and all directors of the Registrant(3)(7)

    10.6 Lease dated as of February 8, 1988 between the Registrant and State Street Bank and Trust Company of California, N.A., not individually, but solely as an Ancillary Trustee for State Street Bank and Trust Company, a Massachusetts banking corporation, not individually, but solely as Trustee for the AT&T Master Pension Trust, covering the Company's principal facilities in Calabasas, California(8)

    10.7 Form of International Distributor Agreement(9) and Schedule of Distributors

    10.8 Officer Severance Plan, including form of Employment Separation Agreement(3)(10)

    10.9* Distributorship Agreement dated September 16, 1994 between the Registrant and AT&T Corp.(11)

    10.10* Compensation agreement dated November 22, 1995 between the Registrant and Allan Toomer(3)(12)

    10.11 Agreement dated March 26, 1997 between the Registrant and Allan Toomer(3)

    10.12 Employee Stock Purchase Plan, including form of subscription agreement(3)(5)

    10.13 Consulting Agreement dated August 1, 1996 between the Registrant and Howard Oringer, including forms of Warrant and Confidentiality Agreement(13), and Amendment No. 1 thereto dated November 30, 1996

    10.14 Credit Agreement dated October 22, 1996 between the Registrant and Imperial Bank, together with Promissory Note of the Registrant dated October 22, 1996

    10.15 General Security Agreement dated October 22, 1996 between the Registrant and Imperial Bank

    11.1     Statement of Computation of Earnings Per Share

    21.1     Subsidiaries of the Registrant

    23.1     Consent of Coopers & Lybrand L.L.P.

    27.1     Financial Data Schedule

---------------

* Confidential treatment has been granted with respect to portions of this exhibit, and such confidential portions have been deleted and filed with the Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1994.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-48079) filed with the Commission on May 22, 1992.

(3) Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report.

(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-82124) filed with the Commission on July 28, 1994.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-05933) filed with the Commission on June 13, 1996.

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-60611) filed with the Commission on June 27, 1995.

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1987.

(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1988.

(9) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-4123) filed with the Commission on March 19, 1986.

(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1993.

(11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1994.

(12) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1995.

(13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1996.


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed or required to be filed by the Registrant during the quarter ended December 31, 1996.

(c)  EXHIBITS

     See the list of Exhibits under Item 14(a)3 of this Annual Report on Form 10-K.

(d)  FINANCIAL STATEMENT SCHEDULES

     See the Schedule under Item 14(a)2 of this Annual Report on Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TEKELEC

                                        By: /s/ Allan J. Toomer
                                            ------------------------------------
                                            Allan J. Toomer, President

Dated: March 31, 1997


    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                           Title                   Date
---------------------------------  -----------------------------  --------------

/s/ Jean-Claude Asscher            Chairman of the Board          March 31, 1997
---------------------------------
      Jean-Claude Asscher


/s/ Allan J. Toomer                President and Director         March 31, 1997
---------------------------------
        Allan J. Toomer


/s/ Robert V. Adams                Director                       March 31, 1997
---------------------------------
        Robert V. Adams


/s/ Daniel L. Brenner              Director                       March 31, 1997
---------------------------------
       Daniel L. Brenner


/s/ Howard Oringer                 Director                       March 31, 1997
---------------------------------
        Howard Oringer


/s/ Jon F. Rager                   Director                       March 31, 1997
---------------------------------
         Jon F. Rager


/s/ Gilles C. Godin                Vice President, Finance and    March 31, 1997
---------------------------------  Chief Financial Officer
        Gilles C. Godin

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF TEKELEC

         We have audited the accompanying consolidated balance sheets of Tekelec and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flow, and the financial statement schedule for each of the three years in the period ended December 31, 1996. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tekelec and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents, in all material respects the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.
Sherman Oaks, California
February 5, 1997

                                                               TEKELEC
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------------------------
                                                                                    1996               1995              1994
                                                                              ---------------    ---------------    ---------------
                                                                                       (thousands, except per share data)

REVENUES (including sales to related parties of
     1996 - $4,130; 1995 - $5,305; 1994 - $3,809) .........................   $        72,126    $        75,276    $        61,189

COSTS AND EXPENSES:
     Cost of goods sold ...................................................            26,682             25,035             20,388
     Research and development .............................................            17,076             15,054             11,962
     Selling, general and administrative ..................................            29,842             27,653             22,466
     Restructuring ........................................................               327               --                 --
                                                                              ---------------    ---------------    ---------------
       Total costs and expenses ...........................................            73,927             67,742             54,816

Income (Loss) from operations .............................................            (1,801)             7,534              6,373
Other income (expense):
     Interest, net ........................................................             1,693              1,139               (327)
     Other, net ...........................................................              (176)              (223)              (335)
                                                                              ---------------    ---------------    ---------------
       Total other income (expense) .......................................             1,517                916               (662)
                                                                              ---------------    ---------------    ---------------
Income (Loss) before provision for income taxes ...........................              (284)             8,450              5,711
     Provision for income taxes ...........................................             2,227              2,139              1,251
                                                                              ---------------    ---------------    ---------------
       NET INCOME (LOSS) ..................................................   $        (2,511)   $         6,311    $         4,460
                                                                              ===============    ===============    ===============

EARNINGS (LOSS) PER SHARE:
       Primary ............................................................   $         (0.21)   $          0.52    $          0.47
       Fully diluted ......................................................             (0.21)              0.52               0.43

WEIGHTED AVERAGE NUMBER OF SHARES:
       Primary ............................................................            11,775             12,060              9,550
       Fully diluted ......................................................            11,775             12,063             10,360

See notes to consolidated financial statements.

                                                               TEKELEC
                                                     CONSOLIDATED BALANCE SHEETS
                                                                                                            DECEMBER 31,
                                                                                                   ---------------------------------
                                                                                                         1996             1995
                                                                                                   ---------------   ---------------
                                                                                                     (thousands, except share data)
                                            ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .................................................................   $        17,211   $        43,609
     Short-term investments, at fair value .....................................................            17,913              --
     Accounts and notes receivable, less allowances
         1996-- $368; 1995-- $391 ..............................................................            17,026            19,167
     Inventories ...............................................................................             8,116             6,423
     Amounts due from related parties ..........................................................             2,381             3,053
     Prepaid expenses and other current assets .................................................             1,747             1,232
                                                                                                   ---------------   ---------------
       Total current assets ....................................................................            64,394            73,484

Long-term investments, at fair value ...........................................................             9,120              --
Property and equipment, net ....................................................................             8,174             6,107
Other assets ...................................................................................               830               897
                                                                                                   ---------------   ---------------
       Total assets ............................................................................   $        82,518   $        80,488
                                                                                                   ===============   ===============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term borrowings and current portion of long-term debt ...............................   $          --     $           570
     Trade accounts payable ....................................................................             5,631             3,960
     Accrued expenses ..........................................................................             5,989             4,404
     Accrued payroll and related expenses ......................................................             4,027             3,294
     Deferred revenues .........................................................................             3,778             2,908
     Current portion of other obligations ......................................................              --                  31
     Income taxes payable ......................................................................             1,342             1,334
                                                                                                   ---------------   ---------------
       Total current liabilities ...............................................................            20,767            16,501

Long-term debt .................................................................................              --                 380
                                                                                                   ---------------   ---------------
       Total liabilities .......................................................................            20,767            16,881

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, without par value, 50,000,000 shares authorized;
       issued and outstanding 1996--12,010,099; 1995-- 11,599,073 ..............................            57,049            54,936
     Retained earnings .........................................................................             3,879             6,390
     Cumulative translation adjustments ........................................................               823             2,281
                                                                                                   ---------------   ---------------
       Total shareholders' equity ..............................................................            61,751            63,607
                                                                                                   ---------------   ---------------
       Total liabilities and shareholders' equity ..............................................   $        82,518   $        80,488
                                                                                                   ===============   ===============

See notes to consolidated financial statements.

                                                               TEKELEC
                                                CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------------------------
                                                                                    1996               1995              1994
                                                                              ---------------    ---------------    ---------------
                                                                                                   (thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
     Net income (loss) ....................................................   $        (2,511)   $         6,311    $         4,460
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation and amortization ........................................             3,842              3,643              4,406
     Changes in current assets and liabilities:
       Accounts and notes receivable ......................................             1,810             (5,022)            (5,522)
       Inventories ........................................................            (1,840)            (2,079)               400
       Amounts due from related parties ...................................               672             (1,515)              (294)
       Income taxes receivable ............................................              --                 --                  216
       Prepaid expenses and other current assets ..........................              (564)              (567)               427
       Trade accounts payable .............................................             1,776               (188)              (304)
       Accrued expenses ...................................................             1,645              1,346               (703)
       Accrued payroll and related expenses ...............................               755               (865)               559
       Deferred revenues ..................................................               870              1,496                932
       Income taxes payable ...............................................               307                810               (150)
                                                                              ---------------    ---------------    ---------------
         Total adjustments ................................................             9,273             (2,941)               (33)
                                                                              ---------------    ---------------    ---------------
         Net cash provided by
          operating activities ............................................             6,762              3,370              4,427
                                                                              ---------------    ---------------    ---------------
CASH FLOW FROM INVESTING ACTIVITIES:
     (Increase) Decrease in restricted cash ...............................              --                1,000             (1,000)
     Purchase of available-for-sale securities ............................           (45,033)              --                 --
     Proceeds from maturity of available-for-sale
         securities .......................................................            18,000               --                 --
     Purchase of property and equipment ...................................            (6,008)            (4,530)            (1,508)
     (Increase) Decrease in other assets ..................................               (17)              (305)               222
                                                                              ---------------    ---------------    ---------------
         Net cash (used in) investing activities ..........................           (33,058)            (3,835)            (2,286)
                                                                              ---------------    ---------------    ---------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Repayments of short-term
         borrowings .......................................................              (570)              (796)            (1,878)
     Proceeds from long-term debt .........................................              --                 --                1,000
     Repayment of long-term debt ..........................................              (380)              (240)              (140)
     Repayments of other obligations ......................................               (31)              (323)              (235)
     Proceeds from issuance of common stock and stock
       option tax benefits ................................................             2,113             38,996              1,591
                                                                              ---------------    ---------------    ---------------
         Net cash provided by financing activities ........................             1,132             37,637                338
                                                                              ---------------    ---------------    ---------------
Effect of exchange rate changes on cash ...................................            (1,234)              (216)               505
                                                                              ---------------    ---------------    ---------------
         Net increase (decrease) in cash and cash
           equivalents ....................................................           (26,398)            36,956              2,984

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR ........................            43,609              6,653              3,669
                                                                              ---------------    ---------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR ..............................   $        17,211    $        43,609    $         6,653
                                                                              ===============    ===============    ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
       Interest ...........................................................   $            98    $           231    $           343
       Income taxes .......................................................             1,970              1,543              1,131

See notes to consolidated financial statements.

                                                               TEKELEC
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        COMMON STOCK
                                              ---------------------------------     RETAINED          CUMULATIVE         TOTAL
                                                  NUMBER                            EARNINGS          TRANSLATION     SHAREHOLDERS'
                                                 OF SHARES          AMOUNT          (DEFICIT)         ADJUSTMENTS        EQUITY
                                              ---------------   ---------------   ---------------   ---------------  ---------------
                                                                                     (thousands)

BALANCE, DECEMBER 31, 1993 ................             8,530   $        14,349   $        (4,381)  $         1,725  $       11,693
     Exercise of stock options ............               493             1,591              --                --             1,591
     Translation adjustment ...............              --                --                --                 976             976
     Net income ...........................              --                --               4,460              --             4,460
                                              ---------------   ---------------   ---------------   ---------------  ---------------

BALANCE, DECEMBER 31, 1994 ................             9,023            15,940                79             2,701          18,720
     Issuance of common stock .............             2,013            36,520              --                --            36,520
     Exercise of stock options
       and warrants .......................               563             2,374              --                --             2,374
     Stock option tax benefits ............              --                 102              --                --               102
     Translation adjustment ...............              --                --                --                (420)           (420)
     Net income ...........................              --                --               6,311              --             6,311
                                              ---------------   ---------------   ---------------   ---------------  ---------------

BALANCE, DECEMBER 31, 1995 ................            11,599            54,936             6,390             2,281          63,607
     Exercise of stock options
       and warrants .......................               411             2,050              --                --             2,050
     Stock option tax benefits ............              --                  63              --                --                63
     Translation adjustment ...............              --                --                --              (1,458)         (1,458)
     Net loss .............................              --                --              (2,511)             --            (2,511)
                                              ---------------   ---------------   ---------------   ---------------  ---------------

BALANCE, DECEMBER 31, 1996 .................           12,010   $        57,049   $         3,879   $           823   $      61,751
                                              ===============   ===============   ===============   ===============  ===============

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated. Certain items shown in the December 31, 1995 and 1994 financial statements have been reclassified to conform with the current period presentation.

ESTIMATES

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

         Amortization is based on the greater of related net shipments made during the period to total anticipated net shipments, or the three-year straight-line method. There were no capitalized internally developed software costs in 1996 and 1995.

LONG-TERM ASSETS

         The carrying value of long-term assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected nondiscounted future operating cash flows derived from such assets are less than their carrying value.

PRODUCT WARRANTY COSTS

         The Company generally warrants its products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. At December 31, 1996 and 1995, accrued product warranty costs amounted to $1.6 million and $879,000, respectively, and are included in accrued expenses.

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

ADVERTISING

         Advertising costs are expensed as incurred, and amounted to $620,000, $625,000 and $305,000 for 1996, 1995 and 1994, respectively.


TRANSLATION OF FOREIGN CURRENCIES

         Translation of foreign currencies is accounted for using the local currency as the functional currency of the Company's foreign subsidiaries. All assets and liabilities are translated at current exchange rates while revenues and expenses are translated at average rates in effect for the period. The resulting gains and losses are included in a separate component of shareholders' equity. Gains (losses) on foreign currency transactions are reflected in net income (loss) and amounted to $(180,000), $(210,000) and $(235,000) for 1996,
1995 and 1994, respectively.

STOCK-BASED COMPENSATION

         In 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company adopted this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1995. See Note L.

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

NOTE C -- FAIR VALUE OF INVESTMENTS

         The Company has short-term investments in corporate debt securities with original maturities of less than 90 days whose carrying amounts approximate their fair values because of their short maturities. These short-term investments are included in cash and cash equivalents, are classified as held-to-maturity securities and amounted to $3.0 million and $35.9 million at December 31, 1996 and December 31, 1995, respectively. At December 31, 1996, the Company also had investments classified as available-for-sale securities included in short-term and long-term investments, consisting of $6.0 million of United States Treasury Notes with maturities of less than one year, $9.1 million of United States Treasury Notes with maturities of between one and two years, and $11.9 million of corporate debt securities with maturities of less than one year. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders' equity. At December 31, 1996, unrealized gains or losses on available-for-sale securities were not significant.

NOTE D -- BUSINESS AND CREDIT RISK

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash, investments and trade receivables. The Company invests its excess cash in interest-bearing deposits with major banks, United States government securities, high-quality commercial paper and money market funds. At times the Company's cash balances may be in excess of the FDIC insurance limits. With respect to trade receivables, the Company sells communications diagnostic and network switching systems worldwide primarily to telephone operating companies, equipment manufacturers and corporations that use its systems to design, install, maintain, test and operate communications equipment and networks. Credit is extended based on an evaluation of each customer's financial condition, and generally collateral is not required. Credit losses, if any, have been provided for in the financial statements and have been consistently within management's expectations.

NOTE E -- RELATED PARTY TRANSACTIONS

         As of December 31, 1996, the Company's principal shareholder, a director and his family, and a foreign-affiliated company controlled by the director owned an aggregate of approximately 33% of the Company's outstanding stock.

         The following is a summary of transactions and balances with these affiliates:

                                                         1996     1995     1994
                                                         ----     ----     ----
                                                               (thousands)

Product sales .......................................   $4,130   $5,305   $3,809
Purchases of inventory ..............................      125      321       49
Director's fees and expenses ........................       59       32       15
Due from affiliates .................................    2,381    3,053    1,538
Due to affiliates ...................................      145      254       41

         The amounts due from and to the affiliates are non-interest bearing.

         In August 1996, the Company entered into a consulting agreement with a director, pursuant to which such director earned $30,000 and received a warrant to purchase 30,000 shares of the Company's Common Stock. This agreement terminated December 31, 1996. See Note P.

         In January 1994, the Company entered into a six-month consulting agreement with a director pursuant to which such director received $52,000 and a warrant to purchase 20,000 shares of the Company's Common Stock.

NOTE F -- RESTRUCTURING

         During the third quarter of 1996, the Company recorded restructuring charges amounting to $327,000 which represent severance pay and benefit costs for eight terminated employees in research and development and support functions, and other costs related to the consolidation of the Company's Ohio research facility into the Company's North Carolina facility. The costs consisted of the following:

                                                                     (thousands)

Severance pay.....................................................    $     250
Other accrued expenses............................................           57
Property and equipment write-down.................................           20
                                                                      ---------
                                                                      $     327
                                                                      =========

         At December 31, 1996, all identified employees had been terminated, and approximately $200,000 of the severance costs and other accrued expenses had been paid.

NOTE G -- INCOME TAXES

         The provision for income taxes consists of the following:

                                            FOR THE YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                           1996           1995           1994
                                       -----------------------------------------
                                                       (thousands)

CURRENTLY PAYABLE:
     Federal .......................   $      --      $        88    $       133
     State .........................             1            228            202
     Foreign .......................         2,392          2,258            916

DEFERRED:
     Federal .......................          --             --             --
     State .........................          --             --             --
     Foreign .......................          (166)          (435)          --
                                       -----------    -----------    -----------
                                       $     2,227    $     2,139    $     1,251
                                       ===========    ===========    ===========

         The primary components of temporary differences which gave rise to deferred taxes at December 31, 1996 and 1995 are:

                                                                DECEMBER 31,
                                                           ---------------------
                                                              1996       1995
                                                           ---------------------
                                                                (thousands)

DEFERRED TAX ASSETS:
     Net operating loss carryforward ...................   $  9,174    $  5,191
     Foreign tax credit carryforward ...................        918         918
     Allowance for doubtful accounts ...................        126         141
     Inventory adjustments .............................      1,029         883
     Depreciation and amortization .....................        205         392
     Deferred product development costs ................        100        --
     Research and development
       credit carryforward .............................      2,033       1,901
     Accrued liabilities ...............................      1,059         681
     Warranty accrual ..................................        629         358
     Other .............................................        166         323
                                                           --------    --------
     Total deferred tax asset ..........................     15,439      10,788
     Less, valuation allowance .........................    (14,990)    (10,271)
                                                           --------    --------
     Total net deferred tax asset ......................        449         517
                                                           --------    --------
DEFERRED TAX LIABILITIES:
     Deferred product development costs ................       --            45
     Other .............................................       --           103
                                                           --------    --------
     Total deferred tax liability ......................       --           148
                                                           --------    --------
NET DEFERRED TAX ASSET .................................        449         369
CURRENT PORTION ........................................        242         224
                                                           --------    --------
LONG-TERM PORTION ......................................   $    207    $    145
                                                           ========    ========

     The valuation allowance for deferred taxes is based on the Company's operating history and management's assessment of various uncertainties related to their future realization. Because realization of deferred tax benefits is dependent upon generating sufficient U.S. taxable income in future years, the amount of the valuation allowance for deferred taxes may be reduced in the near term if sustainable positive U.S. taxable income trends develop.

         The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

                                             FOR THE YEARS ENDED DECEMBER 31,
                                         ---------------------------------------
                                             1996          1995          1994
                                         ---------------------------------------

Federal statutory provision
     (benefit) at 34% ................   $      (97)   $    2,873    $    1,942
State taxes,
     net of federal benefit ..........         --             152           348
Foreign taxes ........................          785           465           394
Utilization of operating
     loss carryforwards ..............         --          (1,437)       (1,571)
Loss for which no tax benefit
     was recorded ....................        1,182          --            --
Temporary differences for which
     no tax benefit was recorded .....          252          --            --
Other ................................          105            86           138
                                         ----------    ----------    ----------
Actual income tax provision ..........   $    2,227    $    2,139    $    1,251
                                         ----------    ----------    ----------
Effective tax rate ...................        784.0%         25.3%         21.9%

         At December 31, 1996, the Company had available federal net operating loss carryforwards of $24.7 million, of which $4.5 million, if utilized, will result in a credit to Common Stock, foreign tax credit carryforwards of $918,000 and research and development credit carryforwards of $2.0 million which will generally expire beginning in the years 2007, 1997 and 2007, respectively.

         The Company has not provided for federal income taxes on $11.6 million of undistributed earnings of its foreign subsidiaries which have been reinvested in their operations. If these earnings were distributed, net operating loss carryforwards and foreign tax credits available under current law would eliminate the resulting federal income tax liability.

NOTE H -- INVENTORIES

         The components of inventories are:

                                                             DECEMBER 31,
                                                      -------------------------
                                                         1996           1995
                                                      -------------------------
                                                             (thousands)

Raw materials......................................   $   2,825       $    3,109
Work in process....................................       1,869            1,653
Finished goods.....................................       3,422            1,661
                                                      ---------       ----------
                                                      $   8,116       $    6,423
                                                      =========       ==========

NOTE I -- PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                             DECEMBER 31,
                                                      -------------------------
                                                         1996           1995
                                                      -------------------------
                                                              (thousands)

Manufacturing and
     development equipment.........................   $  13,520       $  10,823
Furniture and office equipment.....................       7,300           5,651
Demonstration equipment............................       4,055           3,406
Leasehold improvements.............................       1,118           1,232
                                                      ---------       ----------
                                                         25,993          21,112
Less, accumulated depreciation
     and amortization................... ...........    (17,819)        (15,005)
                                                      ---------       ----------
                                                      $   8,174       $   6,107
                                                      =========       =========

NOTE J -- BORROWINGS

         In September 1996, the Company repaid all of the outstanding borrowings on its $7.5 million line of credit and terminated the credit facility. In October 1996, the Company agreed to terms for a $10 million line of credit with a U.S. bank, collateralized by substantially all of the Company's assets and bearing interest at, or in some cases below, the U.S. prime rate (8.25% at December 31, 1996). There have been no borrowings under this credit facility, which expires June 30, 1998 if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.0 million with interest at the Japanese prime rate (1.625% at December 31, 1996) plus 0.125% per annum which expire between May 31, 1997 and March 31, 1998, if not renewed. There have been no borrowings under these lines of credit.

      The Company's weighted average short-term borrowing rates were 11.6% and 11.5% in 1996 and 1995, respectively.

NOTE K -- COMMITMENTS AND CONTINGENCIES

         The Company leases its office and manufacturing facilities together with certain office equipment under operating lease agreements. Lease terms generally range from one to ten years; certain building leases contain options for renewal for additional periods and are subject to increases up to 10% every 24 months.

         Total rent expense was $2.4 million, $2.4 million and $2.2 million, for 1996, 1995 and 1994, respectively.

         Minimum annual noncancelable lease commitments at December 31, 1996 are:

         For The Years Ending December 31,
         ---------------------------------
                                                             (thousands)

         1997..............................................     $ 1,989
         1998..............................................       1,635
         1999..............................................       1,613
         2000..............................................       1,552
         2001..............................................       1,020
         Thereafter........................................       3,359
                                                                -------
                                                                $11,168
                                                                =======

NOTE L -- STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

         The Company has various stock option plans with maximum terms of ten years under which 5.8 million shares of the Company's Common Stock have been issued or reserved for issuance. The terms of options granted under these Option Plans are determined at the time of grant, generally vest ratably over a three- to five-year period, and in any case the option price may not be less than the fair market value per share on the date of grant. Both incentive stock options and nonstatutory stock options can be issued under the Option Plans.

         The Company also has Employee Stock Purchase Plans ("ESPP"), with maximum terms of ten years, the latest of which expires in the year 2006 and under which 200,000 shares of the Company's Common Stock have been reserved for issuance. Eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of Common Stock at 85% of the lower of the market price per share at the beginning or end of each six-month offering period.

         Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Had compensation costs for the Company's stock option and purchase plans been determined based upon the methodology prescribed under SFAS 123, the Company's net income (loss) and earnings (loss) per share would approximate the pro forma amounts below (in thousands except per share data):

                                                 As Reported           Pro forma
                                                 ------------          ---------
Year Ended December 31, 1996:
     Net loss...............................     $   (2,511)          $  (3,777)
     Loss per share.........................          (0.21)              (0.32)

Year Ended December 31, 1995:
     Net income.............................     $    6,311           $   5,672
     Earnings per share.....................           0.52                0.47

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

         A summary of the status of the Company's stock options, as of December 31, 1996, 1995 and 1994, and the changes during the year ended on those dates is presented below (shares in thousands):

                                                                  1996                     1995                      1994
                                                        ---------------------------------------------------------------------------
                                                                     Wgtd. Avg.                Wgtd. Avg.                Wgtd. Avg.
                                                          Shares     Exer. Price    Shares     Exer. Price    Shares     Exer. Price
                                                        ----------   ----------   ----------   ----------   ----------   ----------

Outstanding at beginning of year ....................        2,338   $     8.29        2,248   $     4.32        1,947   $     3.68
Granted - price equals fair value ...................          612        13.43          635        18.47        1,102         5.20
Granted - price greater than fair value .............          685        14.22           12        22.50          191         3.68
Exercised ...........................................          345         3.98          470         3.76          408         3.24
Cancelled ...........................................          872        14.22           87         5.78          584         4.39
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Outstanding at year-end .............................        2,418         9.74        2,338         8.29        2,248         4.32
                                                        ==========   ==========   ==========   ==========   ==========   ==========

Options exercisable at year-end .....................          980                       706                       584
Options available for future grant ..................          498                     1,088                     1,698
Weighted average fair value of options granted
  during the year:
  Exercise price equals fair value at grant date ....   $     9.67                $    13.30
  Exercise price greater than fair value at
    grant date ......................................   $     4.33                $    13.05


         The following table summarizes information about stock options outstanding at December 31, 1996 (shares in thousands):

                                 Options Outstanding           Options Exercisable
                         ----------------------------------  -----------------------
                                       Wgtd. Avg.   Wgtd.
                            Number     Remaining     Avg.       Number    Wgtd. Avg.
                         Outstanding  Contractual  Exercise  Outstanding   Exercise
Range of Exercise Price  at 12/31/96      Life      Price    at 12/31/96    Price
------------------------------------------------------------------------------------

$1.88 to $ 4.99              969          5.90    $  3.46        654      $   3.45
 5.00 to   9.99               47          7.06       8.74         18          7.60
10.00 to  14.99              819          8.64      12.60        132         12.65
15.00 to  17.50              583          8.58      16.23        176         16.51
                         -----------                         -----------
1.88 to   17.50            2,418          7.50       9.74        980          7.12
                         ===========                         ===========

         The fair value of options granted during 1996 and 1995 is estimated as $3.6 million and $3.3 million, respectively, on the dates of grants using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 87% and 85%, respectively, for 1996 and 1995, (iii) weighted average risk-free interest rates of 6.2% and 6.9% for 1996 and 1995, respectively, (iv) weighted average expected life of 4.8 years and 5.1 years for 1996 and 1995, respectively, and (v) assumed forfeiture rate of 64%.

         During 1996, 1995 and 1994, approximately 62,000, 34,000 and 85,000 shares, respectively, were purchased under the Company's ESPP at weighted average exercise prices of $9.59, $10.95 and $3.07, respectively. At December 31, 1996 and 1995, there were approximately 138,000 and 116,000 shares, respectively, available for future grants, and none available at December 31, 1994. The weighted average fair value of ESPP options granted in 1996 and 1995 were $4.71 and $6.03 per share, respectively.

         In 1996, the Company granted warrants to purchase 30,000 shares of common stock. The grant date fair value of these warrants was $9.80 per share. See Note P.

         The Company has a 401(k) tax-deferred savings plan under which eligible employees may authorize from 2% to 12% of their compensation to be invested in employee-elected investment funds managed by an independent trustee. As determined annually by the Board of Directors, the Company may contribute matching funds of up to 50% of the employees' payroll deductions. During 1996, 1995 and 1994, the Company's contributions amounted to $187,000, $167,000 and $122,000, respectively.

NOTE M --GEOGRAPHIC SEGMENTS AND FOREIGN OPERATIONS

         The Company operates in one business segment. Transfers between geographic areas are made at prices reflecting market conditions. Geographic segment information including sales and transfers between geographic areas is presented below:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                 1996       1995        1994
                                              ---------------------------------
                                                        (thousands)

Revenues from unaffiliated customers
     United States ........................   $ 55,040    $ 55,801    $ 47,722
     Japan ................................     15,773      16,684      12,269
     Other ................................      1,313       2,791       1,198
                                              --------    --------    --------
         Total ............................   $ 72,126    $ 75,276    $ 61,189
                                              ========    ========    ========

Transfers between geographic areas
     United States ........................   $  5,197    $  6,060    $  4,993
     Japan ................................       --          --          --
     Other ................................       --          --          --
                                              --------    --------    --------
         Total ............................   $  5,197    $  6,060    $  4,993
                                              ========    ========    ========

Total revenues
     United States ........................   $ 60,237    $ 61,861    $ 52,715
     Japan ................................     15,773      16,684      12,269
     Other ................................      1,313       2,791       1,198
     Intersegment eliminations ............     (5,197)     (6,060)     (4,993)
                                              --------    --------    --------
         Total ............................   $ 72,126    $ 75,276    $ 61,189
                                              ========    ========    ========

Income (Loss) from operations
     United States ........................   $ (6,437)   $  3,441    $  4,561
     Japan ................................      4,340       3,395       1,930
     Other ................................        296         698        (118)
                                              --------    --------    --------
         Total ............................   $ (1,801)   $  7,534    $  6,373
                                              ========    ========    ========

Identifiable assets
     United States ........................   $ 67,275    $ 69,741    $ 24,905
     Japan ................................     14,948      10,019       9,056
     Other ................................        295         728         448
                                              --------    --------    --------
         Total ............................   $ 82,518    $ 80,488    $ 34,409
                                              ========    ========    ========

U.S. export sales to unaffiliated customers
  by destination of sale
     Europe ...............................   $  6,498    $  7,097    $  5,636
     Other ................................      8,029       8,184       7,284
                                              --------    --------    --------
         Total ............................   $ 14,527    $ 15,281    $ 12,920
                                              ========    ========    ========

NOTE N -- MAJOR CUSTOMERS

         Sales to Nippon Telegraph and Telephone amounted to 12%, 14% and 13% of revenues in 1996, 1995 and 1994, respectively. Sales to AT&T amounted to 12% of revenues in 1995.

NOTE O -- QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                                              QUARTERS
                                            -------------------------------------------
                                              First      Second       Third     Fourth
                                            -------------------------------------------
                                                 (thousands, except per share data)

For the Years Ended December 31,
-----------------------------------------
1996
-----------------------------------------

Revenues ................................   $ 11,860    $ 16,864    $ 19,396   $ 24,006
Gross profit ............................      7,265      10,123      11,986     16,070
Income (Loss) before provision for income
 taxes ..................................     (3,540)     (1,151)        819      3,588
Net income (loss) .......................     (3,968)     (1,412)        275      2,594
Earnings (Loss) per share:
     Primary ............................   $  (0.34)   $  (0.12)   $   0.02   $   0.20
     Fully diluted ......................      (0.34)      (0.12)       0.02       0.20

1995
-----------------------------------------

Revenues ................................   $ 18,630    $ 19,500    $ 19,947   $ 17,199
Gross profit ............................     12,423      12,843      13,796     11,179
Income before provision for income taxes       2,120       2,820       3,252        258
Net income ..............................      1,468       2,050       2,560        233
Earnings per share:
     Primary ............................   $   0.14    $   0.18    $   0.20   $   0.02
     Fully diluted ......................       0.13        0.18        0.20       0.02


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

NOTE P -- COMMON STOCK

         At December 31, 1996 and 1995, the Company had warrants outstanding to purchase an aggregate of 40,000 and 20,000 shares of its Common Stock, respectively, as more fully discussed below.

         In August 1996, pursuant to a consulting agreement between the Company and a director, the Company issued warrants to purchase 30,000 shares of its Common Stock at $9.50 per share to such director. These warrants vested during 1996, and were all outstanding at December 31, 1996.

         In April 1994, the Company issued warrants to purchase 10,000 shares of its Common Stock at $3.375 per share to one director, all of which were outstanding at December 31, 1995. During 1996, 4,500 of these shares were exercised and the remaining 5,500 were cancelled.

         In 1992, the Company issued warrants to purchase a total of 20,000 shares of its Common Stock to two directors at $7.5625 per share. These warrants were re-priced to $3.595 per share in 1993, and were exercisable in full at any time prior to January 17, 1997. During 1995, 10,000 of these warrants were exercised, and 10,000 remained outstanding at December 31, 1995 and December 31, 1996.

                                                               TEKELEC
                                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
           Column A                    Column B                   Column C                   Column D        Column E
--------------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                      Balance at        Charged to        Charged to                         Balance at
                                      Beginning         Costs and           Other                              End of
          Description                 of Period          Expenses          Accounts         Deductions         Period
--------------------------------   ---------------   ---------------   ---------------   ---------------   ---------------
                                                                          (thousands)

Year ended December 31, 1994:
Allowance for doubtful accounts    $           221   $          --     $           161   $            64   $           318
Product warranty ...............               280               819              --                 272               827
Inventory provision ............             1,089               315              --                 239             1,165
Deferred tax valuation allowance            11,958              --                --               2,462             9,496

Year ended December 31, 1995:

Allowance for doubtful accounts    $           318   $           120   $          --     $            47   $           391
Product warranty ...............               827               581              --                 529               879
Inventory provision ............             1,165               391              --                 241             1,315
Deferred tax valuation allowance             9,496               775              --                --              10,271

Year ended December 31, 1996:

Allowance for doubtful accounts    $           391   $          --     $          --     $            23   $           368
Product warranty ...............               879             1,083              --                 407             1,555
Inventory provision ............             1,315               704              --                 329             1,690
Deferred tax valuation allowance            10,271             4,719              --                --              14,990

                                                                     SCHEDULE II

                                  EXHIBIT INDEX

Exhibit Number                            Description
--------------  ----------------------------------------------------------------

     3.2        Bylaws, as amended

    10.7        Schedule of Distributors

    10.11       Agreement dated March 26, 1997 between the Registrant and
                Allan Toomer

    10.13 Amendment No. 1 dated November 30, 1996 to Consulting Agreement between the Registrant and Howard Oringer

    10.14 Credit Agreement dated October 22, 1996 between the Registrant and Imperial Bank, together with Promissory Note of the Registrant dated October 22, 1996

    10.15 General Security Agreement dated October 22, 1996 between the Registrant and Imperial Bank

    11.1        Statement of Computation of Earnings Per Share

    21.1        Subsidiaries of the Registrant

    23.1        Consent of Coopers & Lybrand L.L.P.

    27.1        Financial Data Schedule