Form 10-Q
period 1997-03-31
TEKELEC
filed 1997-05-15
CIK 790705

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                   95-2746131
                      (I.R.S. Employer Identification No.)

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

                                 Yes [X] No [ ]

         As of May 1, 1997, there were 12,402,730 shares of the registrant's common stock, without par value, outstanding.

                                     TEKELEC
                                    FORM 10-Q
                                      INDEX
                                                                            PAGE

PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets at March 31, 1997
        and December 31, 1996                                                  3

        Consolidated Statements of Operations for the three
        months ended March 31, 1997 and 1996                                   4

        Consolidated Statements of Cash Flow for the three
        months ended March 31, 1997 and 1996                                   5

        Notes to Consolidated Financial Statements                             6

Item 2. Management's Discussion and Analysis of Financial

        Condition and Results of Operations                                   10


PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      15


SIGNATURES

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                     TEKELEC
                           CONSOLIDATED BALANCE SHEETS
                                                       MARCH 31,   December 31,
                                                         1997          1996
                                                     ------------  ------------
                                                   (thousands, except share data)
                                                      (unaudited)   (audited)

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ....................  $     19,996  $     17,211
     Short-term investments, at fair value ........        12,032        17,913
     Accounts and notes receivable, less
       allowances of $411 and $368, respectively ..        15,735        17,026
     Inventories ..................................        11,131         8,116
     Amounts due from related parties .............         2,514         2,381
     Prepaid expenses .............................         2,006         1,747
                                                     ------------  ------------
         Total current assets .....................        63,414        64,394
Long-term investments, at fair value ..............        11,048         9,120
Property and equipment, net .......................         8,683         8,174
Other assets ......................................           798           830
                                                     ------------  ------------
         Total assets .............................  $     83,943  $     82,518
                                                     ============  ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable .......................  $      5,400  $      5,631
     Accrued expenses .............................         5,627         5,989
     Accrued payroll and related expenses .........         2,826         4,027
     Deferred revenues ............................         5,391         3,778
     Income taxes payable .........................           609         1,342
                                                     ------------  ------------
         Total current liabilities ................        19,853        20,767
                                                     ------------  ------------
         Total liabilities ........................        19,853        20,767
                                                     ------------  ------------
SHAREHOLDERS' EQUITY:
     Common stock, without par value,
      50,000,000 shares authorized; 12,365,577 and
      12,010,099 shares issued and outstanding,
      respectively ................................        58,557        57,049
     Retained earnings ............................         5,507         3,879
     Cumulative translation adjustment ............            26           823
                                                     ------------  ------------
         Total shareholders' equity ...............        64,090        61,751
                                                     ------------  ------------
         Total liabilities and shareholders' equity  $     83,943  $     82,518
                                                     ============  ============

See notes to consolidated financial statements.

                                          TEKELEC
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (unaudited)
                                                               Three Months Ended
                                                                   March 31,
                                                         --------------------------------
                                                               1997             1996
                                                         ---------------  ---------------
                                                        (thousands, except per share data)

REVENUES (including sales to related parties of
     1997 - $1,237 and 1996 - $725) ...................  $        20,577  $        11,860

COSTS AND EXPENSES:
     Cost of goods sold ...............................            6,678            4,595
     Research and development .........................            4,468            4,315
     Selling, general and administrative ..............            7,567            6,868
                                                         ---------------  ---------------
         Total costs and expenses .....................           18,713           15,778

Income (Loss) from operations .........................            1,864           (3,918)
Other income (expense):
     Interest, net ....................................              516              423
     Other, net .......................................               17              (45)
                                                         ---------------  ---------------
         Total other income ...........................              533              378
                                                         ---------------  ---------------

Income (Loss) before provision for income taxes .......            2,397           (3,540)
     Provision for income taxes .......................              769              428
                                                         ---------------  ---------------
         NET INCOME (LOSS) ............................  $         1,628  $        (3,968)
                                                         ===============  ===============

EARNINGS (LOSS) PER SHARE
     Primary ..........................................  $          0.12  $         (0.34)
     Fully diluted ....................................             0.12            (0.34)

WEIGHTED AVERAGE NUMBER OF SHARES
     Primary ..........................................           13,329           11,637
     Fully diluted ....................................           13,343           11,637

See notes to consolidated financial statements.

                                                      TEKELEC
                                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                                    (unaudited)
                                                                       Three Months Ended
                                                                           March 31,
                                                               ---------------------------------
                                                                     1997              1996
                                                               ---------------   ---------------
                                                                          (thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
     Net income (loss) ......................................  $         1,628   $        (3,968)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization ..........................            1,067               828
     Changes in current assets and liabilities:
       Accounts and notes receivable ........................            1,089             6,964
       Inventories ..........................................           (3,113)           (2,172)
       Amounts due from related parties .....................             (134)            1,378
       Prepaid expenses .....................................             (293)             (202)
       Trade accounts payable ...............................             (153)               62
       Accrued expenses .....................................             (263)           (1,216)
       Accrued payroll and related expenses .................           (1,249)             (703)
       Deferred revenues ....................................            1,613               698
       Income taxes payable .................................             (663)             (621)
                                                               ---------------   ---------------
         Total adjustments ..................................           (2,099)            5,016
                                                               ---------------   ---------------
         Net cash  provided by (used in) operating activities             (471)            1,048
                                                               ---------------   ---------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from maturity of available-for-sale securities             9,000              --
     Purchase of available-for-sale securities ..............           (5,047)             --
     Purchase of property and equipment .....................           (1,637)           (2,050)
     Decrease in other assets ...............................             --                 131
                                                               ---------------   ---------------
         Net cash provided by (used in) investing activities             2,316            (1,919)
                                                               ---------------   ---------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from short-term borrowings ....................             --                 175
     Repayment of long-term debt ............................             --                 (60)
     Repayment of other obligations .........................             --                  (9)
     Proceeds from issuance of common stock .................            1,508               290
                                                               ---------------   ---------------
         Net cash provided by financing activities ..........            1,508               396
                                                               ---------------   ---------------
Effect of exchange rate changes on cash .....................             (568)             (253)
                                                               ---------------   ---------------
     Net change in cash and cash equivalents ................            2,785              (728)
Cash and cash equivalents at beginning of period ............           17,211            43,609
                                                               ---------------   ---------------
Cash and cash equivalents at end of period ..................  $        19,996   $        42,881
                                                               ===============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR
     Interest ...............................................  $          --     $            33
     Income taxes ...........................................            1,313               892

See notes to consolidated financial statements.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A. BASIS OF PRESENTATION

         The consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 1996, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of the Company's financial condition, operating results and cash flows for the interim periods.

         The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

         The Company operates under a thirteen-week calendar quarter. However, for financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the three months ended March 31, 1997 and 1996 are for the thirteen weeks ended March 28, 1997 and March 29, 1996, respectively.

         Earnings per share are computed using the weighted average number of shares outstanding and dilutive common stock equivalents (options and warrants).

         These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

B. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data presented. Earlier application is not permitted. However, disclosure of pro forma EPS data computed using SFAS No. 128 in the notes to the financial statements is permitted in the periods prior to required adoption. The pro forma EPS data for the three months ended March 31, 1997 and 1996 computed using SFAS No. 128 is as follows (shares in thousands):

                                               Three Months Ended March 31,
    EARNINGS (LOSS) PER SHARE:                     1997           1996
                                               ------------   ------------
         Basic...............................      $0.13         $(0.34)
         Diluted.............................       0.12          (0.34)

    WEIGHTED AVERAGE NUMBER OF SHARES:

         Basic...............................     12,207         11,637
         Diluted.............................     13,329         11,637

C. FAIR VALUE OF INVESTMENTS

         The Company has short-term investments in corporate debt securities with original maturities of less than 90 days whose carrying amounts approximate their fair values because of their short maturities. These short-term investments are included in cash and cash equivalents, are classified as held-to-maturity securities and amounted to $10.5 million and $3.0 million at March 31, 1997 and December 31, 1996, respectively. At March 31, 1997, the Company also had investments classified as available-for-sale securities included in short-term and long-term investments, consisting of $9.0 million of United States Treasury Notes with maturities of less than one year, $11.0 million of United States Treasury Notes with maturities of between one and two years and $3.0 million of corporate debt securities with maturities of less than one year. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders' equity. At March 31, 1997, unrealized gains or losses on available-for-sale securities were not significant.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

D. CERTAIN BALANCE SHEET ITEMS

         The components of inventories are:

                                                      MARCH 31,    December 31,
                                                        1997           1996
                                                    ------------   ------------
                                                            (thousands)

Raw materials ....................................  $      2,920   $      2,825
Work in process ..................................         4,213          1,869
Finished goods ...................................         3,998          3,422
                                                    ------------   ------------
                                                    $     11,131   $      8,116
                                                    ============   ============

         Property and equipment consist of the following:

Manufacturing and development equipment ..........  $     14,431   $     13,520
Furniture and office equipment ...................         7,202          7,300
Demonstration equipment ..........................         3,802          4,055
Leasehold improvements ...........................         1,092          1,118
                                                    ------------   ------------
                                                          26,527         25,993

Less, accumulated depreciation and amortization ..       (17,844)       (17,819)
                                                    ------------   ------------
Property and equipment, net ......................  $      8,683   $      8,174
                                                    ============   ============

E. RELATED PARTY TRANSACTIONS

           Sales to related parties consist of, and amounts due from related parties are, the result of transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board.

F. INCOME TAXES

         For the three months ended March 31, 1997, the Company had a tax provision of $769,000, resulting in an effective tax rate of 32%, compared to $428,000 in the first quarter of 1996. The provisions for both periods were principally foreign taxes on the income of the Company's Japanese subsidiary. The provision for the three months ended March 31, 1996 was impacted by the Company's inability to currently recognize a benefit for its U.S. loss and credits carryforwards, which remain available to reduce future U.S. taxes. The provision for the three months ended March 31, 1997 reflects the Company's ability to utilize a portion of its prior years' U.S. loss carryforwards, and consequently the Company provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates. The Company anticipates that it has sufficient loss and credits carryforwards available to offset its expected U.S. taxes in 1997.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

G. BORROWINGS

         The Company has a $10.0 million line of credit with a U.S. bank and lines of credit aggregating $2.8 million available to the Company's Japanese subsidiary from various Japan-based banks.

         The Company's $10.0 million line of credit is collateralized by substantially all of the Company's assets, bears interest at, or in some cases below, the U.S. prime rate (8.5% at March 31, 1997), and expires June 30, 1998 if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance. There have been no borrowings under this credit facility.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.8 million with interest at the Japanese prime rate (1.625% at March 31, 1997) plus 0.125% per annum which expire between May 29, 1997, and March 31, 1998, if not renewed. There have been no borrowings under these lines of credit.

H. MAJOR CUSTOMERS

         Sales to Nippon Telegraph & Telephone amounted to 14% and 15% of revenues for the first quarter of 1997 and 1996, respectively. Sales to NYNEX amounted to 11% of revenues for the first quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report and by the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that certain statement of operations items bear to total revenues:

                                                        Percentage of Revenues
                                                          Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         1997           1996
                                                     ------------   ------------

Revenues ..........................................       100.0%         100.0%
Cost of goods sold ................................        32.5           38.7
                                                     ------------   ------------
Gross profit ......................................        67.5           61.3

Research and development ..........................        21.6           36.4
Selling, general & administrative .................        36.8           57.9
                                                     ------------   ------------
Total operating expenses ..........................        58.4           94.3
                                                     ------------   ------------

Income (Loss) from operations .....................         9.1          (33.0)

Interest and other income, net ....................         2.5            3.2
                                                     ------------   ------------
Income (Loss) before provision for
  income taxes ....................................        11.6          (29.8)
Provision for income taxes ........................         3.7            3.6
                                                     ------------   ------------
Net income (loss) .................................         7.9%         (33.4)%
                                                     ============   ============

         The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                                                        Percentage of Revenues
                                                          Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         1997           1996
                                                     ------------   ------------

Data network diagnostics ...........................          19%            51%
Intelligent network diagnostics ....................          37             26
Network switching ..................................          44             23
                                                     ------------   ------------
    Total ..........................................         100%           100%
                                                     ============   ============

         The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

                                                       Percentage of Revenues
                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------   ------------
North America ....................................          65%            52%
Japan ............................................          23             28
Europe ...........................................           6              9
Rest of the World ................................           6             11
                                                    ------------   ------------
    Total ........................................         100%           100%
                                                    ============   ============


     THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED
                                 MARCH 31, 1996

         Revenues. The Company's revenues increased by $8.7 million, or 73%, during the first quarter of 1997 due to higher sales of network switching products and intelligent network diagnostics products, partially offset by lower sales of data network diagnostics products.

         Revenues from switching products increased by $6.3 million, or 229%, in the first quarter of 1997 due to strong EAGLE STP sales including initial shipments to NYNEX under the Company's first Regional Bell Operating Company
(RBOC) contract. The first quarter of 1996 was also adversely impacted by the delay of certain orders for the Company's EAGLE STP.

         Revenues from intelligent network diagnostics products increased by $4.5 million, or 145%, primarily due to strong demand for the Company's MGTS products particularly in the domestic and Japanese markets.

         Revenues from data network diagnostics products, which consisted primarily of sales to the research and development market, decreased by $2.1 million, or 35%, due to lower sales of the Company's Chameleon products worldwide. The Company has taken steps to expand its Chameleon products' reach into the network operator market including the planned introduction, in the second half of 1997, of software applications addressing specific needs of this market which could provide additional sales opportunities.

         Revenues in North America increased by $7.2 million, or 118%, primarily as a result of higher EAGLE STP and MGTS product sales, partially offset by lower Chameleon product sales. Sales in Japan increased by $1.4 million, or 44%, due to higher MGTS products sales. Other international revenues were unchanged, with higher MGTS product sales offset by lower Chameleon sales.

         The impact of exchange rate fluctuations on currency translations decreased revenues by $655,000, or 3%, and decreased net income by $76,000, or 4%, in the first quarter of 1997.

         Gross Profit. Gross profit as a percentage of revenues increased from 61% in the first quarter of 1996 to 68% in the first quarter of 1997, primarily due to higher switching product margins, a higher proportion of MGTS product sales which typically carry higher margins and volume efficiencies. In addition, switching product margins in the first quarter of 1996 were adversely impacted by certain non-recurring costs.

         Research and Development. Research and development expenses increased overall by $153,000, or 4%, and decreased as a percentage of revenue from 36% in the first quarter of 1996 to 22% in the first quarter of 1997. Research and development expenses for switching products increased by approximately $600,000. This increase was primarily attributable to the development of the Company's local number portability feature on the EAGLE STP product and consisted principally of the hiring of additional personnel and contractors and higher depreciation expenses as a result of equipment acquisitions. This increase was also partially offset by lower research and development spending for diagnostics products.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $699,000, or 10%, and decreased as a percentage of revenues from 58% in the first quarter of 1996 to 37% in the first quarter of 1997. The dollar increase was primarily due to higher customer service expenses for switching products due to higher sales levels and increased recruiting and tradeshow expenses.

         Income Taxes. For the three months ended March 31, 1997, the Company had a tax provision of $769,000 resulting in an effective tax rate of 32%, compared to $428,000 in the first quarter of 1996. The provisions for both periods were principally foreign taxes on the income of the Company's Japanese subsidiary. The provision for the three months ended March 31, 1996 was impacted by the Company's inability to currently recognize a benefit for its U.S. loss and credits carryforwards, which remain available to reduce future U.S. taxes. The provision for the three months ended March 31, 1997 reflects the Company's ability to utilize a portion of its prior years' U.S. loss carryforwards, and consequently the Company provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates. The Company anticipates that it has sufficient loss and credits carryforwards available to offset its expected U.S. taxes in 1997.

         LIQUIDITY AND CAPITAL RESOURCES

         During the three-month period ended March 31, 1997, cash and cash equivalents increased by $2.8 million to $20.0 million, primarily due to a net transfer of approximately $4.0 million from short-term and long-term investments. Operating activities, net of the effects of exchange rate changes on cash, used $1.0 million, financing activities provided $1.5 million and $1.6 million was used for capital expenditures.

         Accounts receivable, including amounts due from related parties, decreased by 6% during the first three months of 1997 due primarily to lower sales in the first quarter of 1997 compared to the fourth quarter of 1996, partially offset by a higher concentration of sales in the last month of the first quarter of 1997 compared to the fourth quarter of 1996. Inventories increased by 37% during the first quarter of 1997 primarily to meet customer shipments scheduled for the second quarter of 1997 and product requirements for customer trials.

         Capital expenditures were $1.6 million and represented the planned addition of equipment principally for EAGLE research and development.

         Net cash provided by financing activities in the first quarter of 1997 was $1.5 million which represents proceeds from the sale of Common Stock issued upon the exercise of options and warrants.

         The Company has a $10.0 million line of credit with a U.S. bank and lines of credit aggregating $2.8 million available to the Company's Japanese subsidiary from various Japan-based banks.

         The Company's $10.0 million line of credit is collateralized by substantially all of the Company's assets, bears interest at, or in some cases below, the U.S. prime rate (8.5% at March 31, 1997), and expires June 30, 1998 if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance. There have been no borrowings under this credit facility.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.8 million with interest at the Japanese prime rate (1.625% at March 31, 1997) plus 0.125% per annum which expire between May 29, 1997, and March 31, 1998, if not renewed. There have been no borrowings under these lines of credit.

         The Company believes that existing working capital, funds generated from operations and current bank lines of credit should be sufficient to satisfy anticipated operating requirements at least through 1997.


         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data presented. Earlier application is not permitted. The Company has determined that in some periods the presentation of basic EPS data under SFAS No. 128 may differ significantly from previously reported EPS data as a result of the exclusion of dilutive common stock equivalents (options and warrants) in the basic EPS calculation. See Note B for further information and the pro forma impact on EPS data for the periods ending March 31, 1997 and 1996.


         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The statements which are not actual reported financial results or historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve certain risks and uncertainties including, but not limited to, competition in the data network diagnostics, intelligent network diagnostics and network switching markets, capital spending patterns of the Company's customers, foreign currency fluctuations, general economic and political conditions, announcements of new products by Tekelec or its competitors, and other risks described in the Company's Annual Report on Form 10-K and in the Company's other Securities and Exchange Commission filings.

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             3.1  Amended and Restated Articles of Incorporation (1)

             3.2  Bylaws, as amended (2)

             10.1 Agreement dated March 26, 1997 between the Company and
                  Allan Toomer (2)

             11.1 Statement of Computation of Earnings Per Share for the Three
                  Months Ended March 31, 1997 and 1996.

             27.1 Financial Data Schedule (provided for the information of the
                  Securities and Exchange Commission only)

             ---------------

             (1) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1994.

             (2) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1996.

         (b) Reports

             No reports on Form 8-K were filed by the Company during the three months ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TEKELEC

May 13, 1997                            Allan J. Toomer
                                        ----------------------------------------
                                        Allan J. Toomer
                                        President
                                        (Duly authorized officer)


                                        Gilles C. Godin
                                        ----------------------------------------
                                        Gilles C. Godin
                                        Chief Financial Officer and
                                        Vice President, Finance
                                        (Principal financial and chief
                                        accounting officer)

                               INDEX TO EXHIBITS

Exhibit Number  Description
--------------  ----------------------------------------------------------------

11.1 Statement of Computation of Earnings Per Share for the Three Months Ended March 31, 1997 and 1996

27.1 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)