Form 10-Q
period 1997-06-30
TEKELEC
filed 1997-08-14
CIK 790705

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                 Yes [X] No [ ]

         As of August 11, 1997, there were 25,564,952 shares of the registrant's common stock, without par value, outstanding (after giving effect to a two-for-one stock split of the registrant's common stock effective
August 8, 1997; see Note I to Notes to Consolidated Financial Statements included herein).

                                     TEKELEC
                                    FORM 10-Q
                                      INDEX
                                                                            PAGE

PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets at June 30, 1997
            and December 31, 1996                                              3

            Consolidated Statements of Operations for the three
            and six months ended June 30, 1997 and 1996                        4

            Consolidated Statements of Cash Flow for the six
            months ended June 30, 1997 and 1996                                5

            Notes to Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   11

PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                   18

Item 6. Exhibits and Reports on Form 8-K                                      19

SIGNATURES                                                                    21

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                         TEKELEC
                               CONSOLIDATED BALANCE SHEETS
                                                                JUNE 30,    December 31,
                                                                  1997         1996
                                                              ------------  ------------
                                                            (thousands, except share data)
                           ASSETS                             (unaudited)    (audited)
CURRENT ASSETS:
     Cash and cash equivalents .............................  $     25,264  $     17,211
     Short-term investments, at fair value .................         9,018        17,913
     Accounts and notes receivable, less
       allowances of $413 and $368, respectively ...........        23,527        17,026
     Inventories ...........................................        12,932         8,116
     Amounts due from related parties ......................         2,373         2,381
     Prepaid expenses and other current assets .............         3,598         1,747
                                                              ------------  ------------
         Total current assets ..............................        76,712        64,394
Long-term investments, at fair value .......................        11,066         9,120
Property and equipment, net ................................         9,270         8,174
Other assets ...............................................           830           830
                                                              ------------  ------------
         Total assets ......................................  $     97,878  $     82,518
                                                              ============  ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable ................................  $      5,819  $      5,631
     Accrued expenses ......................................         6,001         5,989
     Accrued payroll and related expenses ..................         4,011         4,027
     Deferred revenues .....................................        10,472         3,778
     Income taxes payable ..................................         1,158         1,342
                                                              ------------  ------------
         Total current liabilities .........................        27,461        20,767
                                                              ------------  ------------
         Total liabilities .................................        27,461        20,767
                                                              ------------  ------------
SHAREHOLDERS' EQUITY (NOTE I):
     Common stock, without par value,
     100,000,000 shares authorized; 25,124,882 and
     24,020,198 shares issued and outstanding,
       respectively ........................................        60,386        57,049
     Retained earnings .....................................         8,877         3,879
     Cumulative translation adjustment .....................         1,154           823
                                                              ------------  ------------
         Total shareholders' equity ........................        70,417        61,751
                                                              ------------  ------------
         Total liabilities and shareholders' equity ........  $     97,878  $     82,518
                                                              ============  ============

See notes to consolidated financial statements.

                                                   TEKELEC
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited)
                                                        Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                    ---------------------------   ---------------------------
                                                        1997           1996           1997           1996
                                                    ------------   ------------   ------------   ------------
                                                                (thousands, except per share data)

REVENUES:
     Sales to third parties ......................  $     24,279   $     15,898   $     43,619   $     27,033
     Sales to related parties ....................           798            966          2,035          1,691
                                                    ------------   ------------   ------------   ------------
         Total revenues ..........................        25,077         16,864         45,654         28,724
                                                    ------------   ------------   ------------   ------------

COSTS AND EXPENSES:
     Cost of goods sold ..........................         9,012          6,741         15,690         11,336
     Research and development ....................         4,789          4,372          9,257          8,687
     Selling, general and administrative .........         7,914          7,302         15,481         14,170
                                                    ------------   ------------   ------------   ------------
         Total costs and expenses ................        21,715         18,415         40,428         34,193
                                                    ------------   ------------   ------------   ------------

Income (Loss) from operations ....................         3,362         (1,551)         5,226         (5,469)
Other income (expense):
     Interest, net ...............................           513            417          1,029            840
     Other, net ..................................           (29)           (17)           (12)           (62)
                                                    ------------   ------------   ------------   ------------
         Total other income ......................           484            400          1,017            778
                                                    ------------   ------------   ------------   ------------

Income (Loss) before provision for income taxes ..         3,846         (1,151)         6,243         (4,691)
     Provision for income taxes ..................           476            261          1,245            689
                                                    ------------   ------------   ------------   ------------
         NET INCOME (LOSS) .......................  $      3,370   $     (1,412)  $      4,998   $     (5,380)
                                                    ============   ============   ============   ============

EARNINGS (LOSS) PER SHARE (NOTE I):
     Primary .....................................  $       0.12   $      (0.06)  $       0.18   $      (0.23)
     Fully diluted ...............................          0.12          (0.06)          0.18          (0.23)

WEIGHTED AVERAGE NUMBER OF SHARES (NOTE I):
     Primary .....................................        27,588         23,434         27,168         23,354
     Fully diluted ...............................        28,092         23,434         27,960         23,354


See notes to consolidated financial statements.

                                            TEKELEC
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                          (unaudited)
                                                                        Six Months Ended
                                                                            June 30,
                                                                   ---------------------------
                                                                       1997           1996
                                                                   ------------   ------------
                                                                           (thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
     Net income (loss) ..........................................  $      4,998   $     (5,380)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization ..............................         2,228          1,801
     Changes in current assets and liabilities:
       Accounts and notes receivable ............................        (6,509)         6,654
       Inventories ..............................................        (4,784)        (2,436)
       Amounts due from related parties .........................             7          1,426
       Prepaid expenses and other current assets ................        (1,836)          (187)
       Trade accounts payable ...................................           186           (227)
       Accrued expenses .........................................             1         (1,547)
       Accrued payroll and related expenses .....................           (26)          (158)
       Deferred revenues ........................................         6,694            807
       Income taxes payable .....................................          (192)          (391)
                                                                   ------------   ------------
         Total adjustments ......................................        (4,231)         5,742
                                                                   ------------   ------------
         Net cash  provided by operating activities .............           767            362
                                                                   ------------   ------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from maturity of available-for-sale securities ....        15,000           --
     Purchase of available-for-sale securities ..................        (8,051)       (18,089)
     Purchase of property and equipment .........................        (3,304)        (3,113)
     Decrease in other assets ...................................            11            195
                                                                   ------------   ------------
         Net cash provided by (used in) investing activities ....         3,656        (21,007)
                                                                   ------------   ------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from short-term borrowings ........................          --              245
     Repayment of long-term debt ................................          --             (120)
     Repayment of other obligations .............................          --              (25)
     Proceeds from issuance of common stock .....................         3,337          1,000
                                                                   ------------   ------------
         Net cash provided by financing activities ..............         3,337          1,100
                                                                   ------------   ------------
Effect of exchange rate changes on cash .........................           293           (538)
                                                                   ------------   ------------
     Net change in cash and cash equivalents ....................         8,053        (20,083)
Cash and cash equivalents at beginning of period ................        17,211         43,609
                                                                   ------------   ------------
Cash and cash equivalents at end of period ......................  $     25,264   $     23,526
                                                                   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR
     Interest ...................................................  $       --     $         70
     Income taxes ...............................................         1,396          1,107


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

         The Company operates under a thirteen-week calendar quarter. However, for financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the three and six months ended June 30, 1997 and 1996 are for the thirteen and twenty-six weeks ended June 27, 1997 and June 28, 1996, respectively.

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

B. STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data presented. Earlier application is not permitted. However, disclosure of pro forma EPS data computed using SFAS No. 128 in the notes to the financial statements is permitted in the periods prior to required adoption. The pro forma EPS data for the three and six months ended June 30, 1997 and 1996 computed using SFAS No. 128 is as follows (shares in thousands):

                                            Three Months Ended  Six Months Ended
                                                  June 30,           June 30,
                                            ------------------  ----------------
EARNINGS (LOSS) PER SHARE:                    1997      1996     1997    1996
                                            -------    -------  ------  --------
  Basic...................................  $ 0.14     $(0.06)  $ 0.20  $(0.23)
  Diluted.................................    0.12      (0.06)    0.18   (0.23)

WEIGHTED AVERAGE NUMBER OF SHARES:

  Basic...................................  24,928     23,434   24,676  23,354
  Diluted.................................  27,588     23,434   27,168  23,354

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS No. 130.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS No. 131.

C. FAIR VALUE OF INVESTMENTS

         The Company has short-term investments in corporate debt securities with original maturities of less than 90 days whose carrying amounts approximate their fair values because of their short maturities. These short-term investments are included in cash and cash equivalents, are classified as held-to-maturity securities and amounted to $11.8 million and $3.0 million at June 30, 1997 and December 31, 1996, respectively. At June 30, 1997, the Company also had investments classified as available-for-sale securities included in short-term and long-term investments, consisting of $20.1 million of United States Treasury Notes with maturities of up to two years. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders' equity. At June 30, 1997, unrealized gains or losses on available-for-sale securities were not significant.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


D. CERTAIN BALANCE SHEET ITEMS

         The components of inventories are:

                                                      JUNE 30,     December 31,
                                                        1997           1996
                                                    ------------   ------------
                                                            (thousands)

Raw materials ....................................  $      2,861   $      2,825
Work in process ..................................         2,792          1,869
Finished goods ...................................         7,279          3,422
                                                    ------------   ------------
                                                    $     12,932   $      8,116
                                                    ============   ============

     Property and equipment consist of the following:

Manufacturing and development equipment ..........  $     15,430   $     13,520
Furniture and office equipment ...................         7,702          7,300
Demonstration equipment ..........................         3,925          4,055
Leasehold improvements ...........................         1,147          1,118
                                                    ------------   ------------
                                                          28,204         25,993

Less, accumulated depreciation and amortization ..       (18,934)       (17,819)
                                                    ------------   ------------
Property and equipment, net ......................  $      9,270   $      8,174
                                                    ============   ============


E. RELATED PARTY TRANSACTIONS

           Sales to related parties consist of, and amounts due from related parties are, the result of transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board.


F. INCOME TAXES

         For the three-month and six-month periods ended June 30, 1997, the Company had tax provisions of $476,000 and $1,245,000, respectively, resulting in effective tax rates of 12% and 20%, respectively. The provisions for 1997 were primarily foreign taxes on the income of the Company's Japanese subsidiary and the provision for taxes on the Company's U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates. Although the Company's pre-tax results for the three-month and six-month periods ended June 30, 1996 showed a loss, the Company had tax provisions of $261,000 and $689,000, respectively, which were principally foreign taxes on the income of the Company's Japanese subsidiary and reflected the Company's inability to currently recognize a benefit for its U.S. loss and credits carryforwards, which remain available to reduce future U.S. taxes. The Company anticipates that it has sufficient loss and credits carryforwards available to offset most of its expected U.S. taxes in 1997.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


G. BORROWINGS

         The Company has a $10.0 million line of credit with a U.S. bank and lines of credit aggregating $3.1 million available to the Company's Japanese subsidiary from certain Japan-based banks.

         The Company's $10.0 million line of credit is collateralized by substantially all of the Company's assets, bears interest at, or in some cases below, the U.S. prime rate (8.5% at June 30, 1997), and expires June 30, 1998, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests with which the Company is in compliance. There have been no borrowings under this credit facility.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.1 million with interest at the Japanese prime rate (1.625% at June 30, 1997) plus 0.125% per annum which expire between March 31, 1998 and August 5, 1998, if not renewed. There have been no borrowings under these lines of credit.


H. MAJOR CUSTOMERS

         Sales to NYNEX amounted to 15% of revenues for the second quarter of 1997. Sales to GTE amounted to 21% of revenues for the second quarter of 1996, and sales to Nippon Telegraph & Telephone amounted to 10% of revenues for the second quarter of 1996.

         Sales to Nippon Telegraph & Telephone amounted to 11% and 12% of revenues for the first six months of 1997 and 1996, respectively. Sales to NYNEX amounted to 13% of revenues for the first six months of 1997 and sales to GTE amounted to 13% of revenues for the first six months of 1996.


I. COMMON STOCK

           On July 24, 1997, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock. The additional stock will be distributed on August 22, 1997 to shareholders of record on August 8, 1997. All references to numbers of shares and related prices, and per share amounts have been restated to reflect the stock split.

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


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that certain statement of operations items bear to total revenues:

                                                 Percentage of Revenues
                                        ---------------------------------------
                                        Three Months Ended    Six Months Ended
                                              June 30,            June 30,
                                        ------------------   ------------------
                                          1997      1996       1997      1996
                                        --------  --------   --------  --------

Revenues .............................    100.0%    100.0%     100.0%    100.0%
Cost of goods sold ...................     35.9      40.0       34.4      39.5
                                        --------  --------   --------  --------
Gross profit .........................     64.1      60.0       65.6      60.5
                                        --------  --------   --------  --------

Research and development .............     19.1      25.9       20.3      30.2
Selling, general and administrative ..     31.6      43.3       33.9      49.3
                                        --------  --------   --------  --------
Total operating expenses .............     50.7      69.2       54.2      79.5
                                        --------  --------   --------  --------
Income (Loss) from operations ........     13.4      (9.2)      11.4     (19.0)

Interest and other income, net .......      1.9       2.4        2.2       2.7
                                        --------  --------   --------  --------
Income(Loss) before provision for
   income taxes ......................     15.3      (6.8)      13.6     (16.3)
Provision for income taxes ...........      1.9       1.6        2.7       2.4
                                        --------  --------   --------  --------
Net income (loss) ....................     13.4%     (8.4)%     10.9%    (18.7)%
                                        ========  ========   ========  ========


         The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                                                Percentage of Revenues
                                       -----------------------------------------
                                       Three Months Ended     Six Months Ended
                                             June 30,             June 30,
                                       -------------------   -------------------
                                         1997       1996       1997       1996
                                       --------   --------   --------   --------

Data network diagnostics ............       17%        25%        18%        36%
Intelligent network diagnostics .....       28         33         32         30
Network switching ...................       55         42         50         34
                                       --------   --------   --------   --------
         Total ......................      100%       100%       100%       100%
                                       ========   ========   ========   ========

         The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

                                               Percentage of Revenues
                                      -----------------------------------------
                                      Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      -------------------   -------------------
                                        1997       1996       1997       1996
                                      --------   --------   --------   --------

North America ......................        73%        64%        69%        60%
Japan ..............................        13         18         18         22
Europe .............................         5          8          5          9
Rest of the World ..................         9         10          8          9
                                      --------   --------   --------   --------
         Total .....................       100%       100%       100%       100%
                                      ========   ========   ========   ========


               THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE
                        THREE MONTHS ENDED JUNE 30, 1996

         Revenues. The Company's revenues increased by $8.2 million, or 49%, during the second quarter of 1997 due to higher sales of network switching products and intelligent network diagnostics products.

         Revenues from switching products increased by $6.8 million, or 95%, in the second quarter of 1997 primarily due to an 86% increase in EAGLE STP unit sales as a result of increased market acceptance principally in the U.S. Additionally, EAGLE STP average selling price increased as a result of the Company's sales of larger systems in the Regional Bell Operating Company (RBOC) market. The Company expects that its switching product revenues will continue to grow both in dollars and as a percentage of revenues for the remainder of 1997 when compared to 1996.

         Revenues from intelligent network diagnostics products increased by $1.5 million, or 28%, due primarily to increased MGTS product sales in the U.S.

         Revenues from data network diagnostics products decreased by $100,000, or 2%. The Company has taken steps to expand its Chameleon products' reach into the network operator market including the planned introduction, in the second half of 1997, of software applications addressing specific needs of this market which could provide additional sales opportunities.

         Revenues in North America increased by $7.6 million, or 72%, primarily as a result of higher EAGLE STP and MGTS product sales. Sales in Japan increased by $281,000, or 9%, primarily due to higher Chameleon product sales, partially offset by unfavorable exchange rate fluctuations on foreign currency translations. Other international revenues increased by $292,000 or 9%.

         The impact of exchange rate fluctuations on foreign currency translations decreased revenues by approximately $400,000, or 2%, and decreased net income by $26,000, or 1%, in the second quarter of 1997.

         The Company believes that its future revenue growth depends in large part upon a number of factors, including the continued market acceptance of the Company's products, particularly the EAGLE STP product and the successful introduction of new applications such as the Company's EAGLE STP/Local Number Portability feature.

         Gross Profit. Gross profit as a percentage of revenues increased from 60% in the second quarter of 1996 to 64% in the second quarter of 1997, primarily due to higher switching product margins and improved manufacturing efficiencies due to higher sales volumes. These factors were partially offset by a lower proportion of diagnostics product sales, which typically carry higher margins than switching products.

         Research and Development. Although research and development expenses increased by $417,000, or 10%, in the second quarter of 1997, such expenses decreased as a percentage of revenues from 26% in the second quarter of 1996 to 19% in the second quarter of 1997. The dollar increase was due to increased switching product expenses of approximately $800,000, partially offset by lower research and development spending for diagnostics products. This increase was primarily attributable to ongoing development expenses for the Company's local number portability feature on the EAGLE STP product and consisted principally of expenses incurred in connection with the hiring of additional personnel and contractors and higher depreciation expenses as a result of equipment acquisitions. Based on expected revenues and expense levels, the Company believes that research and development expenses will continue to be lower as a percentage of revenues for the remainder of 1997 when compared with 1996.

         Selling, General and Administrative Expenses. Although selling, general and administrative expenses increased by $612,000, or 8%, in the second quarter of 1997, such expenses decreased as a percentage of revenues from 43% in the second quarter of 1996 to 32% in the second quarter of 1997. The dollar increase was due primarily to the accrual of certain costs for performance-related award programs and increased support infrastructure costs to meet the requirements of the growing EAGLE installed base and higher sales levels. Based on expected revenues and expense levels, the Company believes that selling, general and administrative expenses will continue to be lower as a percentage of revenues for the remainder of 1997 when compared with 1996.

         Income Taxes. For the three-month period ended June 30, 1997, the Company had a tax provision of $476,000, resulting in an effective tax rate of 12%. The provision for 1997 was primarily foreign taxes on the income of the Company's Japanese subsidiary and the provision for taxes on the Company's U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates. Although the Company's pre-tax results for the three-month period ended June 30, 1996 showed a loss, the Company had a tax provision of $261,000 for such period. This provision was principally foreign taxes on the income of the Company's Japanese subsidiary and reflected the Company's inability to currently recognize a benefit for its U.S. loss and credits carryforwards, which remain available to reduce future U.S. taxes. The Company anticipates that it has sufficient loss and credits carryforwards available to offset most of its expected U.S. taxes in 1997.


                SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE
                         SIX MONTHS ENDED JUNE 30, 1996

         Revenues. The Company's revenues increased by $16.9 million, or 59%, during the first six months of 1997 due primarily to higher sales of network switching products and intelligent network diagnostics products. Sales of data network diagnostics products decreased both in dollars and as a percentage of total sales.

         Revenues from switching products increased by $13.1 million, or 133%, primarily due to a 90% increase in EAGLE STP unit sales as a result of increased market acceptance primarily in the U.S. Additionally, EAGLE STP average selling price increased as a result of the Company's sales of larger systems in the Regional Bell Operating Company (RBOC) market.

         Revenues from intelligent network diagnostics products increased by $6.0 million, or 70%, primarily due to strong demand for the Company's MGTS products particularly in the domestic and Japanese wireless markets.

         Revenues from data network diagnostics products, which consisted primarily of sales to the research and development market, decreased by $2.2 million, or 22%, due primarily to lower worldwide sales in the first quarter of 1997 of the Company's Chameleon products.

         Revenues in North America increased by $14.9 million, or 89%, primarily as a result of higher EAGLE STP and MGTS product sales. Sales in Japan increased by $1.7 million, or 27%, due primarily to higher MGTS product sales, partially offset by unfavorable exchange rate fluctuations on foreign currency translations. Other international revenues increased by $320,000 or 6%.

         The impact of exchange rate fluctuations on foreign currency translations decreased revenues by $1.1 million, or 2%, and decreased the Company's net income by $102,000, or 2%, in the first six months of 1997.

         Gross Profit. Gross profit as a percentage of revenues increased from 61% in the first half of 1996 to 66% in the first half of 1997, primarily due to higher switching product margins and improved manufacturing efficiencies as a result of higher sales volumes. These factors were partially offset by a lower proportion of diagnostics product sales, which typically carry higher margins than switching products. In addition, switching product margins in the first half of 1996 were adversely impacted by certain non-recurring costs.

         Research and Development. Although research and development expenses increased overall by $570,000, or 7%, in the first six months of 1997, such expenses decreased as a percentage of revenues from 30% in the first six months of 1996 to 20% in the first six months of 1997. The dollar increase in such expenses was primarily attributable to ongoing development expenses for the Company's local number portability solution on the EAGLE STP product and consisted principally of expenses incurred in connection with the hiring of additional personnel and contractors and higher depreciation expenses as a result of equipment acquisitions. This increase was partially offset by lower research and development spending for diagnostics products.

         Selling, General and Administrative Expenses. Although selling, general and administrative expenses increased by $1.3 million, or 9%, in the first six months of 1997, such expenses decreased as a percentage of revenues from 49% in the first six months of 1996 to 34% in the first six months of 1997. The dollar increase in such expenses was primarily due to increased support infrastructure costs to meet the requirements of the growing EAGLE installed base and higher sales levels, and the accrual of certain costs for performance-related award programs.

         Income Taxes. For the six-month period ended June 30, 1997, the Company had a tax provision of $1.2 million, resulting in an effective tax rate of 20%. The provision for 1997 was primarily foreign taxes on the income of the Company's Japanese subsidiary and the provision for taxes on the Company's U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates. Although the Company's pre-tax results for the six-month period ended June 30, 1996 showed a loss, the Company had a tax provision of $689,000 for such period. This provision was primarily foreign taxes on the income of the Company's Japanese subsidiary and reflected the Company's inability to currently recognize a benefit for its U.S. loss and credits carryforwards, which remain available to reduce future U.S. taxes.


         LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1997, cash and cash equivalents increased by $8.1 million to $25.3 million, primarily due to a net transfer of approximately $6.9 million from short-term and long-term investments. In addition, financing activities provided $3.3 million, operating activities, including the effects of exchange rate changes on cash, provided $1.1 million while capital expenditures used $3.3 million.

         Accounts receivable, including amounts due from related parties, increased by 33% during the first six months of 1997 due primarily to higher sales levels and $6.7 million in accounts receivable billings for which revenue had not yet been recognized. These billings primarily represented shipments to customers for which revenue recognition is dependent upon customer acceptance, which had not yet occurred at June 30, 1997. Inventories increased by 59% during the first six months of 1997 primarily to meet customer shipments scheduled for the third quarter of 1997 and product requirements for customer trials. Deferred revenues increased by 177% primarily due to shipments to customers with extended acceptance periods.

         Capital expenditures amounted to $3.3 million during the first six months of 1997 and represented the planned addition of equipment principally for EAGLE research and development.

         The net cash provided by financing activities in the first six months of 1997 amounted to $3.3 million which represented net proceeds from the issuance of Common Stock upon the exercise of stock options and warrants.

         The Company has a $10.0 million line of credit with a U.S. bank and lines of credit aggregating $3.1 million available to the Company's Japanese subsidiary from certain Japan-based banks.

         The Company's $10.0 million line of credit is collateralized by substantially all of the Company's assets, bears interest at, or in some cases below, the U.S. prime rate (8.5% at June 30, 1997), and expires June 30, 1998, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance. There have been no borrowings under this credit facility.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.1 million with interest at the Japanese prime rate (1.625% at June 30, 1997) plus 0.125% per annum which expire between March 31, 1998 and August 5, 1998, if not renewed. There have been no borrowings under these lines of credit.

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


         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data presented. Earlier application is not permitted. The Company has determined that in some periods the presentation of basic EPS data under SFAS No. 128 may differ significantly from previously reported EPS data as a result of the exclusion of dilutive common stock equivalents (options and warrants) in the basic EPS calculation. See Note B for further information and the pro forma impact on EPS data for the periods ending June 30, 1997 and 1996.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS No. 130.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS No. 131.


         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         The statements which are not actual reported financial results or historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve certain risks and uncertainties including, but not limited to, timing of significant orders and shipments, product mix, capital spending patterns of customers, competition and pricing, new product introductions by the Company or its competitors, carrier deployment of intelligent network services, the timing of research and development expenditures, regulatory changes, general economic conditions and other risks described in the Company's Annual Report on Form 10-K and in the Company's other Securities and Exchange Commission filings.

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On May 21, 1997, the Company held its 1997 Annual Meeting of Shareholders (the "Annual Meeting").

         (b) At the Annual Meeting, the following persons were elected as directors of the Company. The number of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name.

          Name of Director              Votes Cast for Director   Votes Withheld
--------------------------------------  ------------------------  --------------

Robert V. Adams ........................       10,152,417             160,298
Jean-Claude Asscher ....................       10,293,217              19,498
Daniel L. Brenner ......................       10,292,431              20,284
Howard Oringer .........................       10,274,481              38,234
Jon F. Rager ...........................       10,293,181              19,534
Allan J. Toomer ........................       10,291,735              20,980

         (c) At the Annual Meeting, the shareholders approved, with 5,792,383 votes cast in favor and 2,343,827 votes cast against, an amendment to the Company's 1994 Stock Option Plan increasing the aggregate number of shares of Common Stock authorized for issuance thereunder from 2,000,000 to 3,000,000. There were 10,016 abstentions and 2,166,489 broker nonvotes with respect to this matter.

         (d) At the Annual Meeting, with 10,297,105 votes cast in favor, the shareholders ratified the appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company for the year ending December 31, 1997. 8,365 votes were cast against such ratification, and there were 7,245 abstentions with respect to this matter.

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             3.1   Amended and Restated Articles of Incorporation of the
                   Registrant

             11.1 Statement of Computation of Earnings Per Share for the Three and Six Months Ended June 30, 1997 and 1996.

             27.1  Financial Data Schedule

         (b) Reports

             No reports on Form 8-K were filed by the Company during the six months ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TEKELEC

August 14, 1997                         /s/ Allan J. Toomer
                                        ----------------------------------------
                                        Allan J. Toomer
                                        President
                                        (Duly authorized officer)

                                        /s/ Gilles C. Godin
                                        ----------------------------------------
                                        Gilles C. Godin
                                        Chief Financial Officer and
                                        Vice President, Finance
                                        (Principal financial and chief
                                        accounting officer)

                               INDEX TO EXHIBITS

Exhibit Number  Description
--------------  ----------------------------------------------------------------

3.1             Amended and Restated Articles of Incorporation of the Registrant

11.1 Statement of Computation of Earnings Per Share for the Three and Six Months Ended June 30, 1997 and 1996

27.1            Financial Data Schedule