Form 10-Q
period 1997-09-30
TEKELEC
filed 1997-11-12
CIK 790705

                                    FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

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

Yes  [X]   No  [ ]


        As of November 3, 1997 there were 25,784,447 shares of the registrant's common stock, without par value, outstanding.

                                     TEKELEC
                                    FORM 10-Q
                                      INDEX


PART I -- FINANCIAL INFORMATION                                             PAGE
Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets at September 30, 1997
             and December 31, 1996                                            3

             Consolidated Statements of Operations for the three
             and nine months ended September 30, 1997 and 1996                4

             Consolidated Statements of Cash Flow for the
             nine months ended September 30, 1997 and 1996                    5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 11

PART II -- OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           19

Item 6.  Exhibits and Reports on Form 8-K                                    19

SIGNATURES                                                                   21

PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                                     TEKELEC
                           CONSOLIDATED BALANCE SHEETS


                                                        SEPTEMBER 30,  December 31,
                                                            1997           1996
                                                        -------------  ------------
                                                      (thousands, except share data)
                        ASSETS                          (unaudited)      (audited)

CURRENT ASSETS:
    Cash and cash equivalents .....................       $ 37,082       $17,211
    Short-term investments, at fair value .........          9,051        17,913
    Accounts and notes receivable, less
      allowances of $411 and $368, respectively ...         30,393        17,026
    Inventories ...................................         12,687         8,116
    Amounts due from related parties ..............          1,625         2,381
    Income taxes receivable .......................            861            --
    Deferred income taxes .........................          3,361           242
    Prepaid expenses and other current assets .....          3,849         1,505
                                                          --------       -------
        Total current assets ......................         98,909        64,394
Long-term investments, at fair value ..............         11,997         9,120
Property and equipment, net .......................          9,781         8,174
Deferred income taxes .............................          6,524           207
Other assets ......................................            568           623
                                                          --------       -------
        Total assets ..............................       $127,779       $82,518
                                                          ========       =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable ........................       $  7,306       $ 5,631
    Accrued expenses ..............................          5,570         5,989
    Accrued payroll and related expenses ..........          4,747         4,027
    Deferred revenues .............................         17,522         3,778
    Income taxes payable ..........................             --         1,342
                                                          --------       -------
        Total current liabilities .................         35,145        20,767
                                                          --------       -------
        Total liabilities .........................         35,145        20,767
                                                          --------       -------
SHAREHOLDERS' EQUITY (NOTE H):
    Common stock, without par value,
      100,000,000 shares authorized; 25,691,867 and
      24,020,198 shares issued and outstanding,
      respectively ................................         68,429        57,049
    Retained earnings .............................         23,938         3,879
    Cumulative translation adjustment .............            267           823
                                                          --------       -------
        Total shareholders' equity ................         92,634        61,751
                                                          --------       -------
        Total liabilities and shareholders' equity        $127,779       $82,518
                                                          ========       =======



See notes to consolidated financial statements.

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
                                                 -----------------------       -----------------------
                                                   1997           1996           1997           1996
                                                 --------       --------       --------       --------
                                                           (thousands, except per share data)
REVENUES:
    Sales to third parties ................      $ 35,086       $ 18,288       $ 78,705       $ 45,321
    Sales to related parties ..............         1,026          1,108          3,061          2,799
                                                 --------       --------       --------       --------
        Total revenues ....................        36,112         19,396         81,766         48,120

COSTS AND EXPENSES:
    Cost of goods sold ....................        12,349          7,410         28,039         18,746
    Research and development ..............         5,686          4,420         14,942         13,107
    Selling, general and administrative ...         9,027          6,834         24,507         21,004
    Restructuring .........................            --            327             --            327
                                                 --------       --------       --------       --------
        Total costs and expenses ..........        27,062         18,991         67,488         53,184
                                                 --------       --------       --------       --------

Income (Loss)  from operations ............         9,050            405         14,278         (5,064)
Other income (expense):
    Interest, net .........................           562            422          1,593          1,262
    Other, net ............................           (80)            (8)           (96)           (70)
                                                 --------       --------       --------       --------
        Total other income ................           482            414          1,497          1,192
                                                 --------       --------       --------       --------

Income (Loss) before provision for
  income taxes ............................         9,532            819         15,775         (3,872)
    Provision for (Benefit from)
      income taxes ........................        (5,529)           544         (4,284)         1,233
                                                 --------       --------       --------       --------
    NET INCOME (LOSS) .....................      $ 15,061       $    275       $ 20,059       $ (5,105)
                                                 ========       ========       ========       ========

EARNINGS (LOSS) PER SHARE (NOTE H):
    Primary ...............................      $   0.52       $   0.01       $   0.71       $  (0.22)
    Fully diluted .........................          0.52           0.01           0.69          (0.22)

WEIGHTED AVERAGE NUMBER OF SHARES (NOTE H):
    Primary ...............................        28,995         25,272         28,128         23,466
    Fully diluted .........................        29,153         25,692         28,880         23,466



See notes to consolidated financial statements.

                                            TEKELEC
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                          (unaudited)


                                                               Nine Months Ended
                                                                 September 30,
                                                            -----------------------
                                                              1997           1996
                                                            --------       --------
                                                                  (thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income (loss) ................................      $ 20,059       $ (5,105)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization ....................         3,488          2,835
    Deferred income taxes ............................        (4,615)            --
    Changes in current assets and liabilities:
        Accounts and notes receivable ................       (13,513)          (366)
        Inventories ..................................        (4,639)          (817)
        Amounts due from related parties .............           755          1,193
        Income taxes receivable ......................          (861)            --
        Prepaid expenses and other current assets ....        (2,347)          (629)
        Trade accounts payable .......................         1,724           (224)
        Accrued expenses .............................          (332)          (559)
        Accrued payroll and related expenses .........           667           (309)
        Deferred revenues ............................        13,749          1,623
        Income taxes payable .........................        (1,293)          (630)
                                                            --------       --------
           Total adjustments .........................        (7,217)         2,117
                                                            --------       --------
           Net cash provided by (used in) operating
             activities ..............................        12,842         (2,988)
                                                            --------       --------
CASH FLOW FROM INVESTING ACTIVITIES:
    Proceeds from maturity of available-for-sale
      securities .....................................        18,000         12,000
    Purchase of available-for-sale securities ........       (12,015)       (35,968)
    Purchase of property and equipment ...............        (5,135)        (4,179)
    Decrease in other assets .........................            33            173
                                                            --------       --------
        Net cash provided by (used in) investing
          activities .................................           883        (27,974)
                                                            --------       --------
CASH FLOW FROM FINANCING ACTIVITIES:
    Payments of short-term borrowings ................            --           (570)
    Repayment of long-term debt ......................            --           (380)
    Repayment of other obligations ...................            --            (28)
    Proceeds from issuance of common stock ...........         6,537          1,245
                                                            --------       --------
        Net cash provided by financing activities ....         6,537            267
                                                            --------       --------
Effect of exchange rate changes on cash ..............          (391)          (596)
                                                            --------       --------
    Net increase (decrease) in cash and cash
      equivalents ....................................        19,871        (31,291)
Cash and cash equivalents at beginning of period .....        17,211         43,609
                                                            --------       --------
Cash and cash equivalents at end of period ...........      $ 37,082       $ 12,318
                                                            ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
    Interest .........................................      $     --       $     95
    Income taxes .....................................         2,442          1,878
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW ACTIVITY:
    Tax benefit related to stock options .............         4,843             --


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

        The Company operates under a thirteen-week calendar quarter; however, for financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the three and nine months ended September 30, 1997 and 1996 are for the thirteen and thirty-nine weeks ended September 26, 1997 and September 27, 1996, respectively.

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

B.      STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data presented. Earlier application is not permitted. However, disclosure of pro forma EPS data computed using SFAS No. 128 in the notes to the financial statements is permitted in the periods prior to required adoption. The pro forma EPS data for the three and nine months ended September 30, 1997 and 1996 computed using SFAS No. 128 is as follows (shares in thousands):


                                                  Three Months Ended     Nine Months Ended
                                                    September 30,          September 30,
                                                  ------------------     -----------------
                                                   1997        1996       1997      1996
                                                   ----        ----       ----      ----
        EARNINGS (LOSS) PER SHARE:
           Basic..............................    $ 0.59      $ 0.01     $ 0.80     $(0.22)
           Diluted............................      0.52        0.01       0.71      (0.22)

        WEIGHTED AVERAGE NUMBER OF SHARES:
           Basic..............................    25,463      23,688     24,943     23,466
           Diluted............................    28,995      25,272     28,128     23,466

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

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

C.      CERTAIN BALANCE SHEET ITEMS

        The components of inventories are:

                                                    SEPTEMBER 30,  December 31,
                                                        1997           1996
                                                      -------        --------
                                                           (thousands)
        Raw materials .........................       $ 3,314        $  2,825
        Work in process .......................         2,673           1,869
        Finished goods ........................         6,700           3,422
                                                      -------        --------
                                                      $12,687        $  8,116
                                                      =======        ========

        Property and equipment consist of the following:

        Manufacturing and development equipment      $ 16,617        $ 13,520
        Furniture and office equipment ........         7,790           7,300
        Demonstration equipment ...............         3,823           4,055
        Leasehold improvements ................         1,348           1,118
                                                     --------        --------
                                                       29,578          25,993
        Less, accumulated depreciation and
        amortization ..........................       (19,797)        (17,819)
                                                     --------        --------
          Property and Equipment, net .........      $  9,781        $  8,174
                                                     ========        ========

D.       RELATED PARTY TRANSACTIONS

         Sales to related parties consist of, and amounts due from related parties are, the result of transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

E.      INCOME TAXES

        During the three-month period ended September 30, 1997, the Company recorded a tax benefit of $9.0 million resulting from a reduction of its valuation allowance for deferred taxes. The reduction in the valuation allowance was based on the Company's improved operating results and management's assessment of various uncertainties related to the future realization of its deferred tax benefits. For the three months ended September 30, 1997, excluding the one-time tax benefit, the Company had a tax provision of $3.4 million, resulting in an effective tax rate of 36%, compared to $544,000, or an effective tax rate of 66%, for the same period in 1996. For the nine months ended September 30, 1997, excluding the one-time tax benefit, the Company had a tax provision of $4.7 million, resulting in an effective tax rate of 30%. Although the Company's pre-tax results showed a loss for the corresponding nine-month period in 1996, the Company had a tax provision of $1.2 million. The tax provision for both periods in 1996 was principally foreign taxes on the income of the Company's Japanese subsidiary and reflected the Company's then inability to recognize a benefit for its U.S. loss and credits carryforwards.

F.      BORROWINGS

        The Company has a $10.0 million line of credit with a U.S. bank and lines of credit aggregating $2.9 million available to the Company's Japanese subsidiary from certain Japan-based banks.

        The Company's $10.0 million line of credit is collateralized by substantially all of the Company's assets, bears interest at, or in some cases below, the U.S. prime rate (8.5% at September 30, 1997), and expires June 30, 1998, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests with which the Company is in compliance. There have been no borrowings under this credit facility.

        The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.9 million with interest at the Japanese prime rate (1.625% at September 30, 1997) plus 0.125% per annum which expire between March 31, 1998, and August 5, 1998, if not renewed. There have been no borrowings under these lines of credit.

G.      MAJOR CUSTOMERS

        Sales to Bell Atlantic Corporation amounted to 34% of revenues for the third quarter of 1997. There were no customers accounting for 10% or more of third quarter 1996 revenues.

        Sales to Bell Atlantic Corporation amounted to 23% of revenues for the first nine months of 1997. Sales to Nippon Telegraph and Telephone amounted to 10% of revenues for the first nine months of 1996.

                                    TELELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


H.      COMMON STOCK

        On August 22, 1997, the Company effected a two-for-one stock split. All references to numbers of shares and per share amounts have been restated to reflect the stock split.

        On August 25, 1997, the Company adopted a shareholder rights plan to protect shareholders against unsolicited attempts to acquire control of the Company which do not offer what the Company believes to be an adequate price to all shareholders. Under the plan, a dividend distribution of one right for each outstanding share of Tekelec Common Stock was made to shareholders of record on September 5, 1997, and such rights expire on September 5, 2007. Each right entitles the registered holder to purchase from the Company one share of Common Stock at a price of $180 per share, subject to adjustment (the "Purchase Price").

        The rights will be exercisable only if a person or group (except for certain exempted persons or groups, including those shareholders of the Company who at the time of adoption of the Plan beneficially owned more than 15% of Tekelec Common Stock) acquires 15% or more of Tekelec's Common Stock or announces a tender offer which would result in ownership of 15% or more of the Common Stock.

        Under the plan, if any person or group (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company or any exempted person or group) acquires 15% or more of the Company's outstanding voting stock without the prior written consent of the Company's Board of Directors, each right, except those held by such acquiring persons or group, would entitle each holder of a right to acquire such number of shares of the Company's Common Stock as equals the result obtained by multiplying the then current Purchase Price by the number of shares of Common Stock for which a right is then exercisable and dividing the product by 50% of the then current per-share market price of the Company's Common Stock.

        The Company may redeem the rights at $0.01 per right at any time until ten business days after a person or group acquires 15% or more of the Company's outstanding shares. The Company also may, at any time after a person or group acquires 15% or more, but less than 50%, of the Company's shares, exchange each right for one share of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentages that certain statement of operations items bear to total revenues:



                                                         PERCENTAGE OF REVENUES
                                              Three Months Ended         Nine Months Ended
                                                 September 30,             September 30,
                                              ------------------         ------------------
                                              1997         1996          1997         1996
                                              -----        -----         -----        -----
Revenues................................      100.0%       100.0%        100.0%       100.0%
Cost of goods sold......................       34.2         38.2          34.3         39.0
                                              -----        -----         -----        -----
Gross profit............................       65.8         61.8          65.7         61.0

Research and development................       15.7         22.8          18.2         27.2
Selling, general and administrative.....       25.0         35.2          30.0         43.6
Restructuring...........................         --          1.7            --          0.7
                                              -----        -----         -----        -----
Total operating expenses................       40.7         59.7          48.2         71.5
                                              -----        -----         -----        -----

Income (Loss) from operations...........       25.1          2.1          17.5        (10.5)

Interest and other income, net..........        1.3          2.1           1.8          2.5
                                              -----        -----         -----        -----
Income (Loss) before provision for
  income taxes..........................       26.4          4.2          19.3         (8.0)
Provision for (Benefit from)
  income taxes..........................      (15.3)         2.8          (5.2)         2.6
                                              -----        -----         -----        -----
Net income (loss).......................       41.7%         1.4%         24.5%       (10.6)%
                                              =====        =====         =====        =====

        The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:



                                                       PERCENTAGE OF REVENUES
                                          Three Months Ended             Nine Months Ended
                                             September 30,                 September 30,
                                          ------------------             -----------------
                                           1997         1996              1997        1996
                                           ----         ----              ----        ----
Data network diagnostics...........        14%           31%               16%         34%
Intelligent network diagnostics....        24            26                28          28
Network switching..................        62            43                56          38
                                           ---          ---               ---         ---
        Total......................       100%          100%              100%        100%
                                           ===          ===               ===         ===



        The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:



                                                        PERCENTAGE OF REVENUES
                                           Three Months Ended             Nine Months Ended
                                            September 30,                   September 30,
                                           ------------------             -----------------
                                           1997         1996              1997        1996
                                           ----         ----              ----        ----
North America......................         73%          59%               71%         58%
Japan..............................         11           21                15          22
Europe.............................          6           10                 6           9
Rest of the World..................         10           10                 8          11
                                           ---          ---               ---         ---
        Total......................        100%         100%              100%        100%
                                           ===          ===               ===         ===




             THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1996


        Revenues. The Company's revenues increased by $16.7 million, or 86%, during the third quarter of 1997 due to higher sales of network switching products and intelligent network diagnostics products.

        Revenues from switching products increased by $14.1 million, or 169%, in the third quarter of 1997 primarily due to increased EAGLE STP market acceptance principally in the U.S., and the addition of sales of the Company's Local Number Portability (LNP) and related Local Service Management System (LSMS) features. Additionally, EAGLE STP average selling price increased principally as a result of the Company's sales of larger systems in the Regional Bell Operating Company
(RBOC) market. The Company expects that its switching product revenues will continue to be higher both in dollars and as a percentage of revenues for the remainder of 1997 when compared to 1996.

        Revenues from intelligent network diagnostics products increased by $3.6 million, or 73%, due primarily to increased MGTS product sales in the U.S., Japan and Europe.

        Revenues from data network diagnostics products, which consisted principally of sales to the research and development market, decreased by $1.0 million, or 17%, primarily due to increased competition in that market. The Company is taking steps to expand its Chameleon products' reach into the network operator market including the planned introduction, in the fourth quarter of 1997, of software applications addressing specific needs of this market which could provide additional sales opportunities.

        Revenues in North America increased by $15.0 million, or 132%, primarily as a result of higher EAGLE STP (including LNP and LSMS) and MGTS product sales. Notwithstanding higher sales of MGTS products, overall sales in Japan were flat primarily as a result of lower Chameleon product sales and unfavorable exchange rate fluctuations on foreign currency translations. Other international revenues increased by $1.7 million, or 43%, primarily due to the first EAGLE STP sales under the Company's distribution agreement with Daewoo Telecom and higher MGTS product sales in Europe.

        The impact of exchange rate fluctuations on foreign currency translations decreased revenues by approximately $360,000, or 1%, and decreased net income by $41,000, or less than 1%, in the third quarter of 1997.

        The Company believes that its future revenue growth depends in large part upon a number of factors, including the continued market acceptance of the Company's products, particularly the EAGLE STP product and new applications such as the Company's LNP and related LSMS features for its EAGLE STP. In the second and third quarters of 1997, the Company experienced significant quarter to quarter sequential revenue growth, in part because of the initial success of its STP product in the Regional Bell Operating Companies (RBOC) market and the market acceptance of its LNP and LSMS solution. In the fourth quarter of 1997, the Company expects lower quarter to quarter sequential growth when compared with the quarter to quarter sequential growth rates of the second and third quarters of 1997.

        Gross Profit. Gross profit as a percentage of revenues increased from 62% in the third quarter of 1996 to 66% in the third quarter of 1997, primarily due to higher switching product margins resulting from the addition of sales of higher margin LNP and LSMS features and improved manufacturing efficiencies due to higher sales volumes.

        Research and Development. Although research and development expenses increased by $1.3 million, or 29%, in the third quarter of 1997, such expenses decreased as a percentage of revenues from 23% in the third quarter of 1996 to 16% in the third quarter of 1997. The dollar increase was due primarily to increased switching product expenses and the accrual of certain costs for performance-related award programs. The switching product expense increase was primarily attributable to ongoing development expenses for the Company's LNP and LSMS features on the EAGLE STP product and consisted principally of expenses incurred in connection with the hiring of additional personnel and contractors and higher depreciation expenses as a result of equipment acquisitions. Based on expected revenues and expense levels, the Company believes that research and development expenses will be higher in dollars and lower as a percentage of revenues for the remainder of 1997 when compared with 1996.

        Selling, General and Administrative Expenses. Although selling, general and administrative expenses increased by $2.2 million, or 32%, in the third quarter of 1997, such expenses decreased as a percentage of revenues from 35% in the third quarter of 1996 to 25% in the third quarter of 1997. The dollar increase was due primarily to increased infrastructure costs to meet the needs of the growing EAGLE installed base and to support higher sales levels, and the accrual of certain costs for performance-related award programs. Based on expected revenues and expense levels, the Company believes that selling, general and administrative expenses will continue to be lower as a percentage of revenues for the remainder of 1997 when compared with 1996.

        Income Taxes. During the three-month period ended September 30, 1997, the Company recorded a tax benefit of $9.0 million resulting from a reduction of its valuation allowance for deferred taxes. The reduction in the valuation allowance was based on the Company's improved operating history and management's assessment of various uncertainties related to the future realization of its deferred tax benefits. For the three months ended September 30, 1997, excluding the one-time tax benefit, the Company had a tax provision of $3.4 million, resulting in an effective tax rate of 36%, compared to $544,000, or an effective tax rate of 66% for the same period in 1996. The tax provision for 1996 was principally foreign taxes on the income of the Company's Japanese subsidiary, and reflected the Company's then inability to recognize a benefit for its U.S. loss and credits carryforwards.

             NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

        Revenues. The Company's revenues increased by $33.6 million, or 70%, during the first nine months of 1997 due primarily to higher sales of network switching products and intelligent network diagnostics products. Sales of data network diagnostics products decreased both in dollars and as a percentage of total sales.

        Revenues from switching products increased by $27.2 million, or 149%, primarily due to increased EAGLE STP market acceptance primarily in the U.S., and the addition of sales of the Company's Local Number Portability (LNP) and related Local Service Management System (LSMS) features. Additionally, EAGLE STP average selling price increased as a result of the Company's sales of larger systems in the Regional Bell Operating Company (RBOC) market.

        Revenues from intelligent network diagnostics products increased by $9.6 million, or 71%, primarily due to strong demand for the Company's MGTS products particularly in the domestic and Japanese markets.

        Revenues from data network diagnostics products, which consisted primarily of sales to the research and development market, decreased by $3.2 million, or 20%, primarily as a result of lower worldwide sales of the Company's Chameleon products due to increased competition.

        Revenues in North America increased by $29.9 million, or 106%, primarily as a result of higher EAGLE STP (including LNP and LSMS) and MGTS product sales. Sales in Japan increased by $1.7 million, or 17%, due primarily to higher MGTS product sales, partially offset by lower Chameleon product sales and unfavorable exchange rate fluctuations on foreign currency translations. Other international revenues increased by $2.0 million, or 21%, primarily due to increased EAGLE STP product sales, including shipments under the Company's distribution agreement with Daewoo Telecom.

        The impact of exchange rate fluctuations on foreign currency translations decreased revenues by $1.4 million, or 2%, and decreased the Company's net income by $143,000, or 1%, in the first nine months of 1997.

        Gross Profit. Gross profit as a percentage of revenues increased from 61% in the first nine months of 1996 to 66% in the first nine months of 1997, primarily due to improved EAGLE STP product margins, the addition of sales of higher margin LNP and LSMS features and improved manufacturing efficiencies as a result of higher sales volumes.

        Research and Development. Although research and development expenses increased overall by $1.8 million, or 14%, in the first nine months of 1997, such expenses decreased as a percentage of revenues from 27% in the first nine months of 1996 to 18% in the first nine months of 1997. The dollar increase in such expenses was primarily attributable to ongoing development expenses for the Company's LNP and LSMS features on the EAGLE STP product and consisted principally of expenses incurred in connection with the hiring of additional personnel and contractors and higher depreciation expenses as a result of equipment acquisitions. Additionally, research and development expenses increased as a result of the accrual of certain costs for performance-related award programs.

        Selling, General and Administrative Expenses. Although selling, general and administrative expenses increased by $3.5 million, or 17%, in the first nine months of 1997, such expenses decreased as a percentage of revenues from 44% in the first nine months of 1996 to 30% in the first nine months of 1997. The dollar increase in such expenses was primarily due to increased infrastructure costs to meet the needs of the growing EAGLE installed base and to support higher sales levels, and the accrual of certain costs for performance-related award programs.

        Income Taxes. During the three-month period ended September 30, 1997, the Company recorded a tax benefit of $9.0 million resulting from a reduction of its valuation allowance for deferred taxes. The reduction in the valuation allowance was based on the Company's improved operating history and management's assessment of various uncertainties related to the future realization of its deferred tax benefits. For the nine months ended September 30, 1997, excluding the one-time tax benefit, the Company had a tax provision of $4.7 million, resulting in an effective tax rate of 30%. Although the Company's pre-tax results showed a loss for the corresponding period in 1996, the Company had a tax provision of $1.2 million. The tax provision for 1996 was principally foreign taxes on the income of the Company's Japanese subsidiary, and reflected the Company's then inability to recognize a benefit for its U.S. loss and credits carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended September 30, 1997, cash and cash equivalents increased by $19.9 million to $37.1 million, including a net transfer of approximately $6.0 million from short-term and long-term investments. Operating activities, including the effects of exchange rate changes on cash, provided $12.5 million and financing activities provided $6.5 million, while capital expenditures used $5.1 million.

        Accounts receivable, including amounts due from related parties, increased by $12.6 million, or 65%, during the first nine months of 1997 due primarily to higher sales levels and the inclusion of $8.0 million in accounts receivable billings for which revenue had not yet been recognized. These billings represented shipments to customers for which revenue recognition is dependent upon customer acceptance, which had not yet occurred at September 30, 1997. Inventories increased by $4.6 million, or 56%, during the first nine months of 1997 primarily to meet customer shipments scheduled for the fourth quarter of 1997 and product requirements for customer trials. Deferred revenues increased by $13.7 million, or 364%, primarily due to shipments to customers with extended acceptance periods.

        Capital expenditures amounted to $5.1 million during the first nine months of 1997 and represented the planned addition of equipment principally for research and development, manufacturing operations and facility expansion.

        Net cash in the amount of $6.5 million provided by financing activities in the first nine months of 1997 represented net proceeds from the sale of Common Stock issued upon the exercise of stock options and warrants.

        The Company has a $10.0 million line of credit with a U.S. bank and lines of credit aggregating $2.9 million available to the Company's Japanese subsidiary from certain Japan-based banks.

        The Company's $10.0 million line of credit is collateralized by substantially all of the Company's assets, bears interest at, or in some cases below, the U.S. prime rate (8.5% at September 30, 1997), and expires June 30, 1998, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance. There have been no borrowings under this credit facility.

        The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.9 million with interest at the Japanese prime rate (1.625% at September 30, 1997) plus 0.125% per annum which expire between March 31, 1998 and August 5, 1998, if not renewed. There have been no borrowings under these lines of credit.

        Upon the expiration of the above-described credit facilities, the Company believes that, if necessary, it would be able to arrange for credit facilities on terms generally no less favorable than those described above.

        The Company believes that existing working capital, funds generated from operations, and its current bank lines of credit should be sufficient to satisfy anticipated operating requirements at least through 1998. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance the Company's growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

           STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data presented. Earlier application is not permitted. The Company has determined that in some periods the presentation of basic EPS data under SFAS No. 128 may differ significantly from previously reported EPS data as a result of the exclusion of dilutive common stock equivalents (options and warrants) in the basic EPS calculation. See Note B for further information and the pro forma impact on EPS data for the periods ended September 30, 1997 and 1996.

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

     "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
                                   ACT OF 1996

        The statements which are not actual reported financial results or historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve certain risks and uncertainties including, but not limited to, timing of significant orders and shipments, product mix, customer acceptance of the Company's products, capital spending patterns of customers, competition and pricing, new product introductions by the Company or its competitors, carrier deployment of intelligent network services, the timing of research and development expenditures, regulatory changes, general economic conditions and other risks described in the Company's Annual Report on Form 10-K and in the Company's other Securities and Exchange Commission filings.

PART II --OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On August 25, 1997, the Board of Directors of the Company declared a dividend of one common stock purchase right (a "Right") for each outstanding share of Common Stock, without par value (the "Common Stock"), of the Company and entered into a Rights Agreement dated as of August 25, 1997 between the Company and U.S. Stock Transfer Corporation, as Rights Agent (the "Rights Agreement"). If and when the Rights become exercisable, each Right entitles the registered holder to purchase from the Company one share of Common Stock at a price of $180.00 per share, subject to adjustment as set forth in the Rights Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

        3.1    Amended and Restated Articles of Incorporation(1)

        3.2    Bylaws, as amended(2)

        4.1 Rights Agreement dated as of August 25, 1997 between the Company and U.S. Stock Transfer Corporation as Rights Agent(3)

        10.1 Agreement dated September 9, 1997 between the Company and Shigeru Suzuki

        10.2 Distribution and OEM Agreement dated as of June 1, 1997 between the Company and Daewoo Telecom, Ltd.(4)

        10.3 Warrants dated July 24, 1997 to purchase shares of the Company's Common Stock and Schedule of Warrantholders(5)

        11.1 Statement of Computation of Earnings Per Share for the Three and Nine Months Ended September 30, 1997 and 1996

        27.1   Financial Data Schedule

-----------------------------

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1997.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1996.

(3) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-15135) filed with the Commission on August 25, 1997.

(4) Confidential treatment has been requested with respect to portions of this exhibit and such confidential portions have been deleted and filed with the Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.

(5) Incorporated by reference to the Company's Registration Statement on Form S-8 (Reg. No. 333-37843) filed with the Commission on October 14, 1997.

(b)     Reports

        On August 25, 1997, the Company filed with the Commission a Current Report on Form 8-K reporting the Company's declaration on August 25, 1997 of a dividend distribution payable on September 5, 1997 of one common stock purchase right for each outstanding share of Common Stock of the Company.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TEKELEC






November 11, 1997                      /s/ Allan J. Toomer
                                       ----------------------------------------
                                       Allan J. Toomer
                                       President
                                       (Duly authorized officer)




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

INDEX TO EXHIBITS


                                                                    Sequentially
Exhibit                                                             Numbered
Number                        Description                           Page
------                        -----------                           ------------

 10.1     Agreement dated September 9, 1997 between the
          Company and Shigeru Suzuki

*10.2 Distribution and OEM Agreement dated as of June 1, 1997 between the Company and Daewoo Telecom, Ltd.

 11.1 Statement of Computation of Earnings Per Share for the Three and Nine Months Ended September 30,
          1997 and 1996

 27.1     Financial Data Schedule

-----------------------------

* Confidential treatment has been requested with respect to portions of this exhibit, and such confidential portions have been deleted and filed with the Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.