Form 10-K
period 1997-12-31
TEKELEC
filed 1998-03-31
CIK 790705

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-15135

                                     TEKELEC
             (Exact name of registrant as specified in its charter)

    CALIFORNIA                                       95-2746131
    (State or other jurisdiction of                  (I.R.S.Employer
    incorporation or organization)                   Identification Number)

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

Yes [X]      No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the Common Stock on March 2, 1998 as reported on the Nasdaq National Market, was approximately $744,000,000.

         The number of shares outstanding of the registrant's Common Stock on March 2, 1998, was 26,433,576.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held on May 15, 1998 are incorporated by reference into Part III of this Annual Report.

                                     TEKELEC
                     INDEX TO ANNUAL REPORT ON FORM 10-K
                  For the fiscal year ended December 31, 1997

                                                                                                            Page
                                                                                                            ----
                                     PART I
Item 1.       Business....................................................................................     3
Item 2.       Properties..................................................................................    23
Item 3.       Legal Proceedings...........................................................................    23
Item 4.       Submission of Matters to a Vote of Security Holders.........................................    23

                                    PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................................................    24
Item 6.       Selected Consolidated Financial Data........................................................    25
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................................................    26
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..................................    34
Item 8.       Financial Statements and Supplementary Data.................................................    34
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................................................    35

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant..........................................    36
Item 11.      Executive Compensation......................................................................    36
Item 12.      Security Ownership of Certain Beneficial Owners and Management..............................    36
Item 13.      Certain Relationships and Related Transactions..............................................    36

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................    37

                                     PART I


ITEM 1.  BUSINESS.

         Tekelec (the "Company") designs, manufactures and markets innovative network switching solutions and diagnostic systems for the global communications marketplace. Tekelec's products enable communications infrastructure suppliers and network providers to rapidly deliver advanced communications products and services. The Company's EAGLE(R) STP switching platform enables operators of wireline and wireless networks to deliver Intelligent Network (IN) and Advanced Intelligent Network (AIN) services such as Caller ID, voice messaging, personal number calling, Service Provider Local Number Portability and customized routing and billing as well as digital wireless services such as Personal Communications Systems (PCS) and Global Systems for Mobile (GSM). Tekelec's diagnostic systems are used in the design, installation and maintenance of a broad range of communications equipment and networks.

         The Company's switching products have been sold primarily to U.S. independent telephone companies (ITCs), PCS and cellular operators, interexchange carriers (IXCs), competitive access providers (CAPs) and local exchange carriers. In 1997, the Company entered the Regional Bell Operating Company (RBOC) market with sales of its EAGLE STPs to NYNEX and to Bell Atlantic Corporation. The two companies subsequently merged into Bell Atlantic Corporation. Switching products have been sold primarily through the Company's direct sales force and also through distribution and marketing relationships with Daewoo Telecom, Ltd. (Daewoo), Lucent Technologies, Inc. (Lucent) and Stratus Computer, Inc. (Stratus). In 1997, Daewoo became the Company's exclusive Korean distributor of the EAGLE STP.

         The Company sells its diagnostic systems worldwide to long distance carriers, telephone operating companies, communications equipment manufacturers, wireless and cellular network operators and government agencies.


INDUSTRY BACKGROUND

         Deregulation and privatization worldwide have intensified competition among existing operators of public communications networks and encouraged the entrance of new service providers. At the same time, the convergence of telephony and computing is resulting in end users demanding new and enhanced high-quality communications services at lower cost. As a result, network operators are increasingly pressured to reduce the time and expense required to introduce such services. Together, these forces are creating the need for new equipment and infrastructure for both wireline and wireless networks.

  Public Networks:  Increased Competition and Complexity

         In the U.S., long distance carriers, RBOCs and new competitive service providers that have entered the local and long-distance markets are competing with one another to offer enhanced products and services to their customers. The passage of the Telecommunications Act of 1996 and subsequent orders and rulings in 1997 continued their profound competitive impact on all domestic carriers. The rapid growth of cellular and wireless networks continues to further increase the number of communications alternatives offered to end users. For the first time, real local choice became available to consumers in most metropolitan areas. In response to this environment, operators of public networks are seeking to lower their costs and differentiate themselves by rapidly introducing new services. These include high-speed data services such as Asynchronous Transfer Mode (ATM) and Frame Relay, AIN services such as Caller ID, voice messaging, Service Provider Local Number Portability and customized routing and billing as well as digital wireless services such as PCS and GSM. Globally, state-owned Post Telephone and Telegraph Administrations (PTTs) are being liberalized and privatized, resulting in some of the industry's most deregulated and competitive marketplaces. The European Union, following the lead of the Federal Communications Commission (FCC), is establishing pan-European standards for Local Number Portability (LNP) based on Common Channel Signaling System No. 7
(SS7) with the objective of implementing such requirements by the year 2000.

         While communications markets are becoming increasingly competitive, a proliferation of standards and protocols is making the design and operation of communications networks more complex. Demand for high-speed communications integrating voice, data and video is growing rapidly. Services based on emerging technologies, such as ATM, Frame Relay, xDSL, digital video and Fast Ethernet, are being deployed while Integrated Services Digital Network (ISDN) is increasingly available to provide end-user access to combined voice and data services, particularly for Internet services. With the explosive growth of the Internet comes the need for high-capacity, high-speed, flexible data products and services. In addition, network operators must also support these standards and protocols in an increasing number of Local Area Networks (LANs), Metropolitan Area Networks (MANs), Wide Area Networks (WANs) and Global Area Networks (GANs).

         As a result, network operators have become more demanding of communications equipment suppliers to provide cost effective solutions that enable operators to increase the overall capabilities of their networks while maintaining the highest network integrity.


  Intelligent Network and Advanced Intelligent Network Switching

         The Intelligent Network (IN) utilizes a highly complex protocol called SS7 to provide the basis for virtually all new telecommunications services. The IN architecture uses two separate but parallel paths; one to handle the voice or data traffic and a second to carry the signaling information for call set up and routing. Network operators utilize the IN architecture to increase the efficiency of their networks by offloading signaling traffic onto the SS7 network, thus freeing up trunk line capacity needed for revenue generating traffic.

         A second generation Intelligent Network called the Advanced Intelligent Network (AIN) is used by carriers and service providers seeking to differentiate themselves by offering advanced voice and data communications services. The AIN is a network architecture and a set of standards designed to allow network operators to create, deploy and modify these services quickly and economically. AIN services represent the merging of telephony with database information through SS7 signaling. Such services include Caller ID, voice messaging, personal number calling, Service Provider Local Number Portability and customized routing and billing as well as digital wireless services such as PCS and GSM.

         Network operators are increasingly using SS7 networks as a source of competitive advantage to introduce new services through software changes in IN elements rather than in central office switches. The key network elements in the IN and AIN architecture are as follows:

               Signal Transfer Point (STP) - An STP is a switch that handles the signaling messages used to set up telephone calls, queries external databases for routing and processing information and dispatches call handling instructions.

               Service Switching Point (SSP) - An SSP is a component of the central office switch that sets up trunk connections. When an SSP identifies an AIN call, it routes a signaling message to the STP and awaits further instructions for call processing.

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

         While SS7 has been available since the 1980s, to date it has been used principally to support intelligent services such as call set-up, 800 number calling and calling card verification. AIN standards and services have only recently emerged and the number and complexity of these services continue to grow. Services such as Caller ID, voice messaging, personal number calling, Service Provider Local Number Portability and customized routing and billing as well as digital wireless services such as PCS and GSM all require SS7 networking technology. ISDN, driven by the growth of the Internet and telecommuting, is also increasing the need for SS7 to provide the signaling connectivity for ISDN applications.

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

         The FCC's June 1996 order requiring that Incumbent Local Exchange Carriers (ILECs) provide competitors with the ability to transition customers to their networks without changing the customer's existing telephone number (i.e., Service Provider Local Number Portability) is having a dramatic impact upon the SS7 network and all ILECs.

         With competition among network operators accelerating the deployment of AIN services, the strategic and economic value of sophisticated switching equipment optimized for SS7 applications is rapidly increasing. In addition, the importance of SS7 network-to-network operators mandates extremely high reliability and fault tolerance from the equipment as well as higher throughput and scaleability to support the rapid and unpredictable growth in enhanced AIN services. Companies that offer SS7-based products that are built on scaleable, open distributed architectures and enable AIN applications can benefit from this industry shift.


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

PRODUCTS

Network Switching Products

         EAGLE STP. The Company introduced the EAGLE STP in early 1992. The EAGLE STP is designed to meet the demands of SS7 switching and features a fully distributed, standards-based open architecture. Its distributed open architecture, high capacity and throughput are tailored to the SS7 switching needs of common carriers, local exchange carriers and PCS and cellular operators. The EAGLE STP is economically scaleable in configurations from 2 to 500 links. Ongoing software releases provide continual product improvement to meet the evolving needs of end users. As is required in SS7 networks, the EAGLE is sold and deployed in pairs, for redundancy. The EAGLE has the following features:

         Designed for SS7 Standards. The EAGLE STP is designed to exceed the requirements for STPs as defined by Bell Communications Research (Bellcore) and presently supports both American National Standards Institute (ANSI) and International Telephone and Telegraph Consultative Commission (CCITT) SS7 standards. Bellcore defines the standards used primarily by the RBOCs for equipment used in their networks. See "Sales, Marketing and Support."

         Powerful, Distributed Architecture. The EAGLE STP features a fully distributed, open architecture, utilizing Intel x86 microprocessors. The performance of the product results from its uniquely distributed architecture and the elimination of central processors. In the EAGLE STP, all SS7 network intelligence, including SS7 routing information, is distributed among up to 250 signaling interface processors. Each interface is interconnected via a high-speed, redundant bus subsystem. The bus subsystem utilizes two counter-rotating 125 Mbps busses and features proprietary switching and buffering algorithms, which minimize collision and guarantee message delivery between all attached interfaces. All interfaces attached to the bus subsystem are hot-swappable, so that interface repair or replacement does not affect system operation.

         Software Architecture. The EAGLE STP's software is fully modular and written entirely in industry-standard programming languages. All software is released in complete versions, eliminating the need for interim patching and minimizing the potential for errors. EAGLE STP software is optimized for the capacity and redundancy features of the host hardware.

         Open Software Interfaces. Users of the EAGLE STP can rapidly add new functionality and value-added services to their network, utilizing the EAGLE STP's open software interfaces. Features enabling these open interfaces include:
STP LAN, which allows users to attach inexpensive general purpose computers to the EAGLE for network analysis; Database Transport Access, which allows users to change the behavior of protocols in their network without relying on the vendor's development cycles; and X.25 to SS7/IS.41 Protocol Conversion which allows first-generation legacy cellular switches to interwork with the more advanced SS7 cellular network. A significant new capability enabling Service Provider Local Number Portability on the EAGLE allows carriers to eliminate the need for significant numbers of dedicated Service Control Point (SCP) general purpose computers.

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


 Network Diagnostics Products

         Equipment manufacturers and network service providers utilize Tekelec's diagnostic products to perform a wide variety of test applications that simulate, monitor and analyze network communications infrastructures. The Company's proprietary simulation language enables the controlled imitation of communications devices and nodes in conjunction with variable traffic loads. Its analysis software packages support full-rate monitoring, selective capture and triggering of digitized pulses transmitted through a network. Uses of the Company's diagnostic products include the following:

         - Designing Communications Equipment. By simulating existing and emerging communications devices and nodes (e.g., digital switches, STPs, SCPs, routers and intelligent hubs) and protocols (e.g., ATM, High-Speed Frame Relay, SS7, Fast Ethernet, SMDS, ISDN, FDDI, BERT and Token Ring), the Company's products enable engineers to quickly design communications devices that will transition seamlessly into emerging network infrastructures, minimizing potential breakdowns of network components deployed throughout the network.

         - Ensuring Product Reliability. By simulating actual network conditions within an operating environment, including protocol errors and other network failures, the Company's products can help ensure that communications equipment manufacturers produce devices that will operate error-free, thus accelerating time to market and potentially reducing costly failures after installation.

         - Verifying Certification. By executing conformance and performance test suites, network operators and manufacturers use the Company's products to rapidly verify that communication devices meet specified standards (e.g., ATM, Frame Relay, SS7, ISDN and BERT).

         - Monitoring Networks. By collecting and analyzing traffic, the Company's products can monitor the health of networks on a continuous basis and provide advance notice of potential system failures, allowing quicker service restoration or even service failure prevention.

         - Troubleshooting. By identifying the specific location and type of communication error, the Company's products can isolate which network device has failed (e.g., router, intelligent hub, switch port, edge switch). The Company's products help technicians and engineers repair devices and networks promptly and minimize expensive downtime associated with service failure.

         The Company's principal intelligent network diagnostics product is the MGTS. The MGTS system is used primarily for SS7-based device simulation, load generation and network monitoring. In its fully configured form, the system includes Tekelec's proprietary programming tool, PASM, that can be used to design customized testing scenarios. The MGTS software runs on Sun Microsystems and Hewlett-Packard UNIX operating systems with an X-Windows, Motif graphical user interface. The MGTS system supports a number of protocols, including SS7, AIN, GSM, IS.41, CDMA and PCS. The system is scaleable and can support any number of links with multiple systems and can be networked over large geographic areas.

         The Company's principal data network diagnostics products are:

         Chameleon(R) Open. The Chameleon Open is a multiprotocol communications analyzer that features a flexible modular architecture, multiple LAN, MAN, WAN and GAN technologies and protocols, simultaneous interoperability between different technologies, and full bandwidth capabilities from low data transmission rates to high-speed optical interfaces. Technologies supported include ATM, SMDS, High-Speed Frame Relay, FDDI, ISDN, WAN DS-1/E1, Fast Ethernet, Ethernet, BERT and Token Ring. The Chameleon Open's user-friendly interface allows customers to quickly diagnose their network or switch performance and detect any upper layer violations within the protocol stack utilized within the network or switch fabric. The Chameleon Open's products are available in two configuration options: portable 6 slot test application (Chameleon Open) or the rack-mounted 12 slot test application (Chameleon Open-X). Each Chameleon Open operates with the same hardware and software packages, thus providing our customers with the most flexible test applications for portability and remote testing.

         Chameleon 32+. The Chameleon 32+ protocol analyzer supports a variety of protocols and technologies including SS7, ISDN, IS-41, X.25/X.75, SNA and Frame Relay enabling network operators as well as equipment manufacturers to perform active network diagnostics, troubleshoot network or device problems on existing network equipment, and validate new equipment being developed. The Chameleon 32+ can be utilized for extensive monitoring and simulation testing for a wide-array of protocols and interfaces including: X.25, X.75, QLC, PSH, SNA, Async, Bisync, ISDN, SS7, IS-41, OSI, DPNSS, DASS 2, DMI, V.120, DDCMP, U Interface, Frame Relay, ASAI, SCAI, Digital Test Access and BERT.

         List prices for the Company's principal diagnostic products range from approximately $14,000 to $150,000 depending on configuration.


  Compliance with Industry Standards

         The Company's products are designed to meet a significant number of standards and regulations, some of which are evolving as new technologies are deployed. In the United States, the Company's products must comply with various regulations defined by the FCC and Underwriters Laboratories as well as standards established by Bellcore and the ANSI. Internationally, the Company's products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the CCITT and the International Standards Organization (ISO). The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving standards could have a material adverse effect on the Company's business and operating results.


PRODUCT DEVELOPMENT

         The communications market is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Standards for new services such as AIN, PCS and ATM are still evolving. As these standards and the demand for services and applications evolve, the Company intends to adapt its products or develop and support new products. The Company solicits product development input through discussions with users of the Company's products and participation in industry organizations and international standards committees, such as the Telecommunications Industry Association (TIA) and the ATM Forum, and by closely monitoring the activities of the ITU, ETSI, ISO and Bellcore.

         The Company's network switching product development group is principally focused on the release of new software versions to incorporate enhancements desired by customers and compliance with standards to enable EAGLE to address additional domestic and international markets. In addition, the Company plans continued improvement of hardware components to improve performance and capabilities.

         The Company's diagnostic product development activities are principally focused on expanding the capabilities of the MGTS and Chameleon products, including their interfaces, software modules and protocol capabilities for emerging technologies such as AIN and ATM, and adapting these products for the emerging network operations market. From time to time the Company engages in development projects for special applications for customers. The Company is usually free to use such technology in future products which are not competitive with the specific application for which the development work was performed.

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

         Product development includes expenditures for research and development, new product design, enhancement of existing products and selective acquisition of technology. Research and development expenses amounted to approximately $21.0 million, $17.1 million and $15.1 million in 1997, 1996 and 1995, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company's development facilities are located in California, North Carolina and Japan. As of March 2, 1998, the Company had 170 persons engaged full time in product development. The Company believes that recruiting and retaining highly skilled engineering personnel is essential to its success. To the extent that the Company is not successful in attracting and retaining its technical staff, its business and operating results would be adversely affected.

SALES, MARKETING AND SUPPORT


         The Company's sales and marketing strategy for its EAGLE switching product is to continue to focus on sales to the U.S. ITC, cellular and RBOC markets and to pursue new customer relationships and international opportunities. Current and future strategic alliances will continue to be an integral component of the strategy to reach broader markets and attain greater market presence. The network switching sales cycle typically ranges from three to 18 months depending on the complexity of a customer's planning, bidding and implementation requirements.

         RBOCs and other large service providers require their suppliers to continuously participate in Bellcore Technical Auditing programs as new hardware and software features are introduced. Bellcore provides Technical Auditing Services ("technical audits") to suppliers of network equipment assessing the supplier's conformance to certain Bellcore standards which have been adopted by RBOCs and other service providers. Ongoing technical audits of the EAGLE STP are conducted by Bellcore and the results of these audits are available to the Company and its customers. Bellcore does not endorse or certify any product or service or guarantee its performance. Failure or delay in obtaining favorable technical audit results could have a material adverse effect on the Company's ability to sell its EAGLE STP to this large segment of the communications carrier market.

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

         Domestic Distribution. The Company sells its switching and diagnostic products in the U.S. principally through separate direct sales forces and, for the EAGLE STP, also through strategic relationships with Lucent and Stratus. The Company's direct sales forces operate out of the Company's headquarters in Calabasas, California and its regional offices located in Illinois, New Hampshire, New Jersey, North Carolina, Northern California and Texas.

         International Distribution. The Company sells its switching products internationally through its direct sales force and a distributor in Korea. The Company sells its diagnostic products internationally through a network of 25 distributors and a wholly owned subsidiary in Japan. The Company's Japanese subsidiary, which presently sells only diagnostic products, generated approximately 13%, 22% and 22% of the Company's revenues for 1997, 1996 and 1995, respectively.

         Tekelec-Airtronic, S.A., an affiliate of the Company, and its wholly owned subsidiaries are the distributors of the Company's diagnostic products in France, Italy, Germany, the Netherlands, Belgium, Luxembourg, Portugal, Spain and China. Nineteen additional independent companies distribute the Company's products in other Western European countries, the Far East (other than Japan), Australia, Mexico, Puerto Rico, New Zealand, Latin America, the Middle East and South Africa. Distributors typically purchase products directly from the Company pursuant to agreements that are exclusive for a particular territory and are cancelable by either party upon 90 days notice. Export sales through international distributors accounted for approximately 10%, 13% and 17% of revenues in 1997, 1996 and 1995, respectively.

         The Company typically invoices export sales in U.S. dollars and its foreign subsidiary invoices sales in its local currency. International sales are subject to inherent risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and distributors, greater difficulty in accounts receivable collection and potentially adverse tax consequences. Additionally, exchange rate fluctuations on foreign currency transactions and translations arising from international operations may contribute to fluctuations in the Company's business and operating results. Fluctuations in exchange rates could also affect demand for the Company's products. In addition, due to the technical nature of the Company's products, certain of the Company's export sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. The Company's products are subject, in certain international jurisdictions, to reduced protection for the Company's copyrights and trademarks. See Notes A, E and N to consolidated financial statements.

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

         The Company has a non-exclusive distribution agreement with Lucent, an exclusive distribution agreement with Daewoo and a marketing agreement with Stratus for the EAGLE STP. The Company believes that these relationships demonstrate recognition of the technical advantages of the EAGLE STP. The Company believes that these agreements provide the Company with additional opportunities to penetrate the SS7 network switching marketplace. Through the Company's relationships with Lucent, Daewoo and Stratus, the Company has enhanced its market presence and its ability to access leading telephone companies. In general, these agreements can be terminated by either party on limited notice and, except for Daewoo, do not require minimum purchases. Furthermore, Lucent is not precluded from selling products that are competitive with the Company's products. A termination of the Company's relationship with Lucent or the sale of competing products by Lucent could adversely affect the Company's business and operating results.

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

         Services, Support and Warranty. The Company believes that customer service, support and training are important to building and maintaining strong customer relationships. The Company services, repairs and provides technical support for its products. The Company maintains an in-house repair facility and provides ongoing training and telephone assistance to customers and international distributors from its headquarters in Calabasas, California, certain U.S. regional offices and its Japanese subsidiary. The Company's Technical Assistance Center in Morrisville, North Carolina, supports the Company's switching products on a 24 hour-a-day, seven day-a-week basis. Support services include 24-hour technical support, remote access diagnostic and servicing capabilities, extended maintenance and support programs, comprehensive technical customer training, extensive customer documentation, field installation and emergency replacement. The Company typically warrants its products against defects in materials and workmanship for one year after the sale and thereafter offers extended service warranties. To date, warranty expenses have been within management's expectations.


CUSTOMERS

         During 1997, the Company shipped approximately 45 pairs of EAGLE STPs to 25 customers worldwide and 900 units of its diagnostic products to over 220 customers worldwide. The Company's customers include end users and marketing intermediaries. End users for the Company's EAGLE STP consist primarily of U.S. ITCs, PCS and cellular operators, interexchange carriers, competitive access providers, local exchange carriers and RBOCs. End users for the Company's diagnostic products include long-distance carriers, telephone operating companies, communications equipment manufacturers, wireless and cellular network operators and government agencies. Sales to Bell Atlantic Corporation, which consisted primarily of switching products, accounted for 23% of the Company's 1997 revenues. No other customer accounted for more than 10% of the Company's revenues in 1997.

         The Company's diagnostic business is substantially dependent on repeat business and, therefore, customer satisfaction and loyalty are crucial to its long-term success. Many of the

Company's largest customers in 1997 were purchasers of the Company's diagnostic systems in prior years.

         Federal and state agencies, including the FCC, regulate many of the Company's domestic customers. The FCC and a majority of the states have enacted or are considering regulations based upon alternative pricing methods. Uncertainty regarding future pricing policies and the cost effectiveness of deploying public network services may affect demand for communications products, including the Company's products. However, the Company believes that deregulation of the telecommunications market and new methods of price regulation as evidenced by the passage of the Telecommunications Act of 1996 could increase the demand for products such as those offered by the Company which enhance the efficiency of the network or allow the expedited introduction of new revenue-producing services.

BACKLOG

         Backlog for switching products typically consists of contracts or purchase orders for both product delivery scheduled within the next 12 months and EAGLE STP extended service warranty to be provided over the next five years. Orders for the Company's diagnostic products are usually placed by customers on an as-needed basis, and the Company has typically been able to ship these products in 15 to 30 days after the acceptance of the purchase order. Because of variations in the magnitude and duration of orders received by the Company, and customer delivery requirements, which may be subject to cancellation or rescheduling, the Company's backlog at any particular date may not be a meaningful indicator of future financial results. At December 31, 1997, the Company's backlog amounted to approximately $59.0 million, of which $28.7 million related to EAGLE STP service warranty. This compared to $28.0 million at December 31, 1996, of which $16.6 million related to EAGLE STP service warranty.

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

         The Company has a computerized manufacturing inventory control system which integrates and monitors purchasing, inventory control and production. The Company's quality control process tests for reliability and conformance with product specifications and utilizes certain automated software test procedures. The Company received ISO 9002 certification from Bellcore in 1995, ISO 9001 certification from Bellcore for its network switching operation in 1996 and for its intelligent network diagnostics operation in 1997 and is currently undergoing the processes for ISO 9001 certification for its remaining operations.

         The Company has obtained CE Mark registration for its principal diagnostic products to meet EC regulations for shipment of products into Europe. As new hardware and software features or new products are introduced, the Company routinely engages in the process of obtaining CE Mark registration as needed. Failure or delay in the Company's ability to obtain CE Mark registration for its products could have a material impact on future sales in Europe.

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


COMPETITION

         Network Switching Products. The market for STPs is highly competitive and has been highly concentrated among a limited number of dominant suppliers. The Company expects competition to increase in the future from existing and new competitors. The Company presently competes with DSC Communications Corp. and to a lesser extent with a limited number of other manufacturers, all of which have significantly greater financial, marketing, manufacturing and other resources and larger installed customer bases than the Company. The Company believes that its long-term success will depend on its ability to further penetrate the major telephone companies, including the RBOCs, offer products with the best price/performance profile and be responsive to customers' needs for new features and services.

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


INTELLECTUAL PROPERTY

         The Company relies on a combination of trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The Company generally does not hold patents with respect to its products. The Company has entered into confidentiality and invention assignment agreements with its employees, and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers among others so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of the Company's technologies or independent third-party development of similar technologies. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. The Company believes that, because of the rapid pace of technological change in the communications market, legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency and timely introduction of product enhancements and the quality of support services provided by the Company.

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


EMPLOYEES

         At March 2, 1998, the Company had 442 employees, comprising 156 in sales, marketing and support, 65 in manufacturing, 170 in research, development and engineering and 51 in management, administration and finance. The Company believes that its future success will depend in part on its ability to attract, motivate and retain highly qualified personnel. Most employees hold stock options and/or participate in an employee stock purchase plan. None of the Company's employees is represented by a labor union, and the Company has not experienced any work stoppages. The Company believes that its employee relations are excellent.

                                    GLOSSARY

AIN (Advanced Intelligent Network).............   Bellcore's set of standards for advanced intelligent
                                                  services for the telephone networks of Regional Bell
                                                  Operating Companies.



ANSI (American National Standards
   Institute)..................................   The coordinating body for voluntary standards groups
                                                  within the United States. ANSI is a member of the
                                                  International Organization for Standardization (ISO).



ATM (Asynchronous Transfer Mode)...............   A broadband, low-delay, packet-based switching and
                                                  multiplexing technique.  Usable capacity is segmented into fixed-size cells, consisting of header and information
                                                  fields, allocated to services on demand.

BRI (Basic Rate Interface).....................   One interface type used to access the Integrated
                                                  Services Digital Network.  The BRI allows two  simultaneous calls across a single pair of copper  wires.

CCITT (International Telephone and
   Telegraph Consultative Committee)...........   A United Nations organization which establishes
                                                  international telecommunications standards.

El ............................................   The European telecommunications standard defining
                                                  circuits that operate at speeds of 2.048 Mbps, similar to
                                                  T1 lines in the United States.

Ethernet.......................................   A standard set of specifications for a particular  type of
                                                  LAN that employs baseband signaling (single signal on a
                                                  cable) and has a transmission rate of 10 Mbps.

Fast Ethernet..................................   100 Mbps' technology for workstation LANs from
                                                  the eponymous Fast Ethernet Alliance, which includes 3Com and
                                                  SynOptics.  It has been adopted by the IEEE as the basis
                                                  for the 100BaseT Ethernet standard.

FDDI (Fiber Distributed Data
   Interface)..................................   A standard for operating fiber optic-based LANs at 110
                                                  Mbps used for high speed and backbone applications.



Frame Relay....................................   A variable length packet-based transmission technology
                                                  that is used to transmit data at speeds up to 2 Mbps.

GAN (Global Area Network)......................   A network of computers connected across countries.

GSM (Global Systems for Mobile)................   The standard for a set of protocols for digital
                                                  wireless initially deployed in Europe.

IN (Intelligent Network).......................   An out-of-band, packet switched overlay network to the
                                                  in-band Public Switched Telephone Network (PSTN). The
                                                  Intelligent Network minimally consists of SS7-equipped
                                                  Central Offices (Service Switching Points, or SSPs),
                                                  packet switches (Signal Transfer Points, or STPs) and
                                                  databases (Service Control Points, or SCPs).

Internet.......................................   The worldwide system of linked networks that is capable
                                                  of exchanging mail and data through a common addressing and naming system based on TCP/IP protocols.

Intranet.......................................   A private network that uses Internet software and
                                                  standards.

ISDN (Integrated Services Digital
   Network)....................................   Public digital communications services supporting  a wide
                                                  range of data, voice and image services accessed by
                                                  standard interfaces integrated with customer control.

IS.41..........................................   One of the Interim Standards for North American mobile
                                                  applications for digital cellular.

LAN (Local Area Network).......................   A type of high-speed data communications  arrangement in
                                                  which multiple computer and related products in an office or campus environment are connected by means of a
                                                  standard transmission medium (typically coaxial
                                                  cable,  twisted-pair wire or optical fiber).

MAN (Metropolitan Area Network)................   A high-speed network designed to link together sites
                                                  in a metropolitan or campus area.  The IEEE has defined its
                                                  802.6 standard for MANs based on the Distributed Queue
                                                  Dual Bus technology.


Mbps (Megabits per second).....................   A measurement unit, equal to 1,048,576 bits per second,
                                                  used to describe data transfer rates as a function of time.

MSC (Mobile Switching Center)..................   A switch that coordinates trunk call set-up to and
                                                  from users in a digital cellular network.

Packet Switching...............................   A data transmission technique whereby user
                                                  information is segmented and routed in discrete data
                                                  envelopes called packets, each with its own appended control information for routing, sequencing and error checking.

PCS (Personal Communications
   Systems)....................................   A set of evolving standards and protocols
                                                  providing for the concept of one number per user and
                                                  associated advanced intelligent services regardless of
                                                  location primarily involving mobile communications.
PDC (Personal Digital
   Communications).............................   A set of protocol standards for Japanese digital
                                                  cellular mobile network promulgated by NEC.

Primary Rate Interface (PRI)...................   A T1 or E1 circuit used to carry 23 or 30 ISDN calls,
                                                  respectively.  In an ISDN PRI, a single channel is used
                                                  for signaling for calls placed on all of the other channels in the T1 or E1 circuit.

protocol.......................................   A formal set of standards governing the establishment of
                                                  a communications link and  controlling the format and timing of transmissions between two devices.

RBOCs (Regional Bell Operating
   Companies)..................................   Telephone companies created in 1984 as a result of the
                                                  break-up of AT&T.



signaling......................................   The process by which digital information is
                                                  exchanged to establish, control and manage connections in a network.

SCE (Service Creation Environments)............   An application in the Advanced Intelligent Network
                                                  which allows for the development and  customization of new telephone services, utilizing  Advanced Intelligent
                                                  Network (AIN) "building blocks".  Using customized Service
                                                  Information Blocks (SIBs) and "triggers", users
                                                  describe services such as time-of-day routing.
                                                  These descriptions are loaded into Service
                                                  Control Points (SCPs) or Service Nodes (SNs) for
                                                  execution in the network.

SCP (Service Control Point)....................   A computer database that is accessed by STPs for
                                                  customer call routing information and other special
                                                  information required for AIN services.

SMDS (Switched Multi-megabit Data
   Service)....................................   A communications service providing high speed,
                                                  connectionless data transport.

SMS (Service Management System)................   A proprietary application which provides the user with a
                                                  maintenance and administration interface to various IN and
                                                  AIN network elements.

SP-LNP (Service Provider Local
   Number Portability).........................  A capability mandated by the Federal Communications
                                                 Commission in June, 1996 which allows telephone
                                                 customers to change their local service provider
                                                 without changing their telephone number. Adding SP-LNP
                                                 capabilities to the Public Switched Telephone Network
                                                 requires the introduction of three new network elements
                                                 and new software capabilities in virtually every
                                                 existing network element.



SS7 (Common Channel Signaling
   System No. 7)...............................   A complex protocol which governs signaling between
                                                  certain devices in a digital telephone network.

SSP (Service Switching Point)..................   An SSP is a component of the central office switch that
                                                  sets up trunk connections. When an SSP identifies an
                                                  AIN call, it routes a signaling message to the STP and
                                                  awaits further instructions for call processing.



STP (Signal Transfer Point)....................   An STP is a switch that handles the signaling messages
                                                  used to set up telephone calls, queries external
                                                  databases for routing and processing information and
                                                  dispatches call handling instructions.



T1 ............................................   The North American telecommunications standard
                                                  defining a circuit that multiplexes and switches 24
                                                  channels and operates at speeds of 1.544 Mbps  (T3 is the
                                                  equivalent of 27 T1 circuits).

TCP/IP (Transmission Control
   Protocol/Internet Protocol).................   The common name for the suite of protocols developed by
                                                  the U.S. Department of Defense in the 1970s to support
                                                  the construction of worldwide internetworks. TCP and
                                                  IP are the two best-known protocols in the suite. TCP
                                                  corresponds to Layer 4 (the transport layer) of the OSI
                                                  reference model. It provides reliable transmission of
                                                  data. IP corresponds to layer 3 (the network layer) of
                                                  the OSI reference model and provides connectionless
                                                  datagram service.



WAN (Wide Area Network)........................   A network that extends beyond the distance that can be
                                                  accommodated by local cabling methods. A WAN typically
                                                  utilizes public carrier services to connect sites,
                                                  which may span a city, state, country or the world.

xDSL...........................................   Another name for an ISDN BRI channel. Operated at the
                                                  Basic Rate Interface (with two 64 kbps circuit switched
                                                  channels), the DSL can carry both voice and data signals
                                                  at the same time, in both directions, as well as the
                                                  signaling data used for call information and customer
                                                  data.



X.25...........................................   A protocol for transfer of information across packet
                                                  data networks. X.25 was the first packet data
                                                  technology to be widely implemented.


ITEM 2. PROPERTIES.

         The Company's executive offices, as well as its principal manufacturing and data network diagnostics product engineering and marketing operations, are located in an approximate 58,000 square-foot facility in Calabasas, California, under a lease which expires in November 2004 with an option to extend for an additional five years.

         The Company also occupies a 68,000 square-foot facility in Morrisville, North Carolina, under a lease expiring in March 2003, primarily for engineering, product development, customer support and regional sales activities for its network switching and intelligent network diagnostics products. The Company also has five regional sales offices occupying an aggregate of approximately 8,300 square feet under leases expiring between 1998 and 2000 in Campbell, California; Lombard, Illinois; Bedford, New Hampshire; Iselin, New Jersey and Irving, Texas. The Company's Japanese subsidiary occupies approximately 10,600 square feet in Tokyo under leases expiring between April 1998 and November 1998. The Company believes that its existing facilities will be adequate to meet its needs at least through 1998. The Company believes it will be able to obtain additional space when and as needed on acceptable terms.


ITEM 3. LEGAL PROCEEDINGS.

         Inapplicable.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Inapplicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded over-the-counter on the Nasdaq National Market System under the symbol TKLC. The following table sets forth the high and low closing sales prices for the Common Stock, as reported on the Nasdaq National Market System. As of March 2, 1998, there were 210 record holders and approximately 10,000 beneficial holders of the Company's Common Stock based on information provided by the Company's transfer agent and proxy solicitation agent.

                                                                         High               Low
                                                                         ----               ---
              1996
              ----
                 First Quarter....................................   $    7.19        $     4.75
                 Second Quarter...................................        8.75              6.31
                 Third Quarter....................................        7.38              4.50
                 Fourth Quarter...................................        8.63              6.00

              1997
              ----
                 First Quarter....................................   $   11.47        $     8.25
                 Second Quarter...................................       18.88              9.50
                 Third Quarter....................................       39.69             17.63
                 Fourth Quarter...................................       47.13             27.94


         The Company has never paid a cash dividend. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

         The statement of operations data included in the selected consolidated financial data set forth below for the years ended December 31, 1997, 1996 and 1995 and the balance sheet data set forth below as of December 31, 1997 and 1996 are derived from, and are qualified in their entirety by reference to, the Company's audited consolidated financial statements and notes thereto. The statement of operations data set forth below for the years ended December 31, 1994 and 1993 and the balance sheet data set forth below as of December 31, 1995, 1994 and 1993 are derived from audited consolidated financial statements of the Company which are not included herein.

                        FIVE-YEAR SELECTED FINANCIAL DATA

FOR THE YEARS ENDED DECEMBER 31, ................         1997           1996           1995          1994           1993
                                                          ---------------------------------------------------------------
                                                                          (thousands, except per-share data)

STATEMENT OF OPERATIONS DATA:
Revenues ........................................       $125,140       $ 72,126        $75,276       $61,189       $ 46,856
Income (Loss) before provision
   for income taxes .............................         29,741           (284)         8,450         5,711        (17,101)
Net income (loss) ...............................         28,996         (2,511)         6,311         4,460        (18,543)
Earnings (Loss) per share(1):
     Basic ......................................       $   1.15       $  (0.11)       $  0.30       $  0.26       $  (1.12)
     Diluted ....................................           1.02          (0.11)          0.26          0.24          (1.12)
Weighted average number of shares outstanding(1):
     Basic ......................................         25,204         23,550         21,058        17,368         16,628
     Diluted ....................................         28,421         23,550         24,104        18,629         16,628

BALANCE SHEET DATA (at December 31):
Cash and investments ............................       $ 70,518       $ 44,244        $43,609       $ 7,653       $  3,669
Working capital .................................         86,354         44,688         56,983        13,466          3,215
Total assets ....................................        136,465         82,518         80,488        34,409         28,139
Long-term liabilities ...........................          2,839          1,061            380           654            323
Shareholders' equity ............................        107,877         61,751         63,607        18,720         11,693


(1) Earnings (Loss) per share and weighted average number of shares outstanding have been retroactively adjusted to reflect the two-for-one stock splits effected August 22, 1997 and March 17, 1995, and have been computed under the provisions of SFAS No. 128 "Earnings Per Share." See Note M to consolidated financial statements.

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

CORPORATE ORGANIZATION

         The Company is organized into three divisions: Network Switching, Intelligent Network Diagnostics and Data Network Diagnostics.

         The Network Switching Division develops and supplies the Company's EAGLE product, a high-capacity packet switching platform enabling wireline and wireless network operators to deliver intelligent network services.

         The Intelligent Network Diagnostics Division and Data Network Diagnostics Division develop and supply diagnostic products for the communications marketplace. These products, principally the MGTS products for the Intelligent Network Diagnostics Division and the Chameleon family of products for the Data Network Diagnostics Division, have been the foundation of the Company's business and the source of the technology and expertise that has facilitated the Company's entry into other markets.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that statement of operations items bear to total revenues:

                                                             PERCENTAGE OF REVENUES
                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                       1997          1996           1995
                                                       ----          ----           ----

Revenues ......................................        100.0%        100.0%         100.0%
     Cost of goods sold .......................         33.2          37.0           33.3
                                                      ------        ------         ------
Gross profit ..................................         66.8          63.0           66.7
     Research and development .................         16.8          23.7           20.0
     Selling, general and administrative ......         27.9          41.4           36.7
     Restructuring ............................           --           0.4             --
                                                      ------        ------         ------
Income (Loss) from operations .................         22.1          (2.5)          10.0
     Interest and other income, net ...........          1.7           2.1            1.2
                                                      ------        ------         ------
Income (Loss) before provision for income taxes         23.8          (0.4)          11.2
     Provision for income taxes ...............          0.6           3.1            2.8
                                                      ------        ------         ------
       Net income (loss) ......................         23.2%         (3.5)%          8.4%
                                                      ======        ======         ======


         The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                                         PERCENTAGE OF REVENUES
                                     FOR THE YEARS ENDED DECEMBER 31,
                                      1997      1996      1995
                                      ----      ----      ----
Network switching .............        59%       38%       32%
Intelligent network diagnostics        27        33        27
Data network diagnostics ......        14        29        41
                                      ---        --        --
       Total ..................       100%      100%      100%
                                      ===       ===       ===



         The following table sets forth, for the periods indicated, the revenues by geographic territory as a percentage of total revenues:

                                       PERCENTAGE OF REVENUES
                                   FOR THE YEARS ENDED DECEMBER 31,
                                   1997        1996        1995
                                   ----------------------------

               North America        73%        59%        59%
               Japan .......        13         22         22
               Europe ......         5          9          9
               Rest of World         9         10         10
                                   ---        ---        ---
                      Total        100%       100%       100%
                                   ===        ===        ===

1997 COMPARED WITH 1996

Revenues

         The Company's revenues increased by $53.0 million, or 73%, during 1997 due to higher sales of switching products and intelligent network diagnostics products. Sales of data network diagnostics products decreased both in dollars and as a percentage of total sales.

         Revenues from switching products increased by 173%, or $47.1 million, to $74.3 million due primarily to increased EAGLE STP market acceptance principally in the U.S., and the addition of sales of the Company's Local Number Portability (LNP) and related Local Service Management System (LSMS) features. Additionally, the EAGLE STP average selling price increased as a result of the Company's sales of larger systems to the Regional Bell Operating Company (RBOC) market. In 1997, 45 pairs of EAGLE STPs were sold compared with 26 in 1996.

         Revenues from intelligent network diagnostics products increased by 40%, or $9.4 million, to $33.1 million. This increase was primarily driven by strong demand for the Company's MGTS products in all geographic markets, particularly North America.

         Revenues from data network diagnostics products decreased by 16%, or $3.5 million, to $17.7 million primarily due to lower sales in all markets for both the Chameleon Open and the Company's older Chameleon products. The Company has taken steps to expand its Chameleon products' reach into the network operator market including the introduction of software applications addressing specific needs of this market which could provide additional sales opportunities, initially in the domestic market.

         Revenues in North America increased by $49.5 million, or 118%, as a result of higher switching and MGTS product sales, partially offset by lower Chameleon product sales. Revenues in Japan increased by $638,000, or 4%, due primarily to higher sales of MGTS products partially offset by the impact of exchange rate fluctuations on currency translations in 1997. Other international revenues increased by $2.8 million, or 19%, primarily due to higher switching product sales in the rest of the world and higher MGTS product sales in Europe.

         The impact of exchange rate fluctuations on currency translations, which consisted primarily of the translation of Japanese yen into U.S. dollars, decreased revenues by approximately $1.9 million, or 2%, and did not have a significant impact on net income.

         The Company believes that its future revenue growth depends in large part upon a number of factors, including the continued market acceptance of the Company's products, particularly the EAGLE STP product, and new applications such as the Company's LNP and related LSMS features for its EAGLE STP. In 1997, the Company experienced significant revenue growth, particularly in its switching products, in part because of the initial success of its STP product in the RBOC market and the market acceptance of its LNP and LSMS solutions.

The Company expects that switching product sales will continue to grow in 1998 both in dollars and as a percentage of total revenues, although at a lower percentage rate of growth than in 1997.

Gross Profit

         Gross profit as a percentage of revenues increased from 63% in 1996 to 67% in 1997, due primarily to the addition of sales of higher margin LNP and LSMS features and improved manufacturing efficiencies due to higher sales volumes. Changes in the following factors, among others, may affect gross profit: product and distribution channel mix, competition, customer discounts, supply and demand conditions in the electronic components industry, internal manufacturing capabilities and efficiencies, foreign currency fluctuations and general economic conditions.

Research and Development

         Although research and development expenses increased by $3.9 million, or 23%, such expenses decreased as a percentage of revenues from 24% in 1996 to 17% in 1997. The dollar increase was attributable primarily to ongoing development expenses in the Network Switching Division with respect to the Company's LNP and LSMS features for the EAGLE STP product, and consisted principally of expenses incurred in connection with the hiring of additional personnel and higher depreciation expense resulting from equipment acquisitions. Additionally, research and development expenses increased as a result of the accrual of certain costs for performance-related award programs.

         The Company intends to continue to make substantial investments in product and technology development and believes that its future success depends in large part upon its ability to continue to enhance existing products and develop new products that maintain its technological competitiveness.

Selling, General and Administrative

         Although selling, general and administrative expenses increased by $5.1 million, or 17%, such expenses decreased as a percentage of revenues from 41% in 1996 to 28% in 1997. The increase in dollars was attributable primarily to increased infrastructure costs to meet the needs of the growing EAGLE installed base and to support higher sales levels of switching and intelligent network diagnostics products, and the accrual of certain costs for performance-related award programs.

Income Taxes

         During 1997, the Company recorded a tax benefit of $9.0 million resulting from a reduction of its valuation allowance for deferred taxes. The reduction in the valuation allowance was based on the Company's improved income trend and management's assessment of various uncertainties related to the future realization of its deferred tax benefits. For the year ended December 31, 1997, excluding the one-time tax benefit, the Company had a tax provision of $9.7 million, resulting in an effective tax rate of 33%. Although the Company's 1996 pretax results showed a loss, the Company had a tax provision of $2.2 million, which consisted principally of foreign taxes on the income of the Company's Japanese subsidiary and reflected the Company's then inability to recognize a benefit for its U.S. loss and credits carryforwards.

Interest, Net

         Net interest income increased by $685,000 primarily as a result of higher average investment balances in 1997.



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

         Revenues from intelligent network diagnostics products increased by 15%, or $3.1 million, to $23.7 million. This increase was primarily driven by strong demand for the Company's MGTS products in North America and Japan.

         Revenues from switching products increased by 15%, or $3.5 million, to $27.2 million due primarily to increased EAGLE STP sales worldwide, particularly internationally. This increase was lower than anticipated principally due to delays in RBOC's SS7 network replacement and expansion. In 1996, 26 pairs of EAGLE STPs were sold compared with 28 in 1995. The increased revenues despite lower unit sales were due to larger average system sizes, combined with increased service revenues due to growth of the EAGLE installed base.

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

Income Taxes

         Although the Company's pretax results showed a loss in 1996, the Company had a tax provision of $2.2 million, compared to $2.1 million and an effective tax rate of 25% in 1995. The provisions for both periods were principally foreign taxes on the income of the Company's Japanese subsidiary. The 1996 provision was impacted by the Company's then inability to recognize a benefit for its U.S. loss and credits carryforwards, which remained available to reduce future U.S. taxes. In 1995, the Company was able to utilize a portion of its prior years' U.S. loss carryforwards, and consequently provided for taxes on its U.S. taxable income at the federal alternative minimum tax rate and applicable state tax rates.

Interest, Net

         Net interest income increased by $554,000 primarily as a result of higher average investment balances in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         During 1997, cash and cash equivalents increased by $21.5 million to $38.7 million, after a net transfer of approximately $4.7 million to short-term and long-term investments. Operating activities, net of the effects of exchange rate changes on cash, provided $24.0 million, financing activities provided $8.8 million and $6.6 million was used for capital expenditures.

         Accounts receivable, including amounts due from related parties, increased by 62% during 1997 due primarily to increased sales levels. Inventories increased by 39% during 1997 primarily to support the increased sales levels and the expanded breadth of the Company's products, particularly the new LNP and LSMS features for the EAGLE STP platform. Accrued payroll and related expenses increased by 70% due to the accrual of certain costs for performance-related award programs. Deferred revenues increased by 179% primarily as a result of increased extended warranty service revenues which are recognized ratably over the warranty period.

         Capital expenditures were $6.6 million during 1997 and represented the planned acquisition of equipment principally for research and development, manufacturing operations and facility expansion. There are currently no significant commitments for capital expenditures; however, the Company expects capital expenditures will be at least at a comparable level in 1998, principally for the acquisition of equipment for research and development, sales demonstration and manufacturing operations.

         Net cash provided by financing activities in 1997 was $8.8 million, which represented proceeds from the issuance of Common Stock upon the exercise of options and warrants.

         The Company has a $10 million line of credit with a U.S. bank, collateralized by substantially all of the Company's assets and bearing interest at, or in some cases below, the U.S. prime rate (8.5% at December 31, 1997). There have been no borrowings under this credit facility, which expires June 30, 1998 if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.7 million with interest at the Japanese prime rate (1.625% at December 31, 1997) plus 0.125% per annum which expire between August 5, 1998, and March 31, 1999, if not renewed. There have been no borrowings under these lines of credit.

         Upon the expiration of the above-described credit facilities, the Company believes that, if necessary, it would be able to arrange for credit facilities on terms generally no less favorable than those described above.

         There were no borrowings by the Company in 1997. The Company's weighted average short-term borrowing rate in 1996 was 11.6%.

         The Company believes that existing working capital, funds generated from operations and its current bank lines of credit are sufficient to satisfy anticipated operating requirements at least through 1998. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance the Company's growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

Foreign Exchange

         International operations are subject to certain opportunities and risks, including currency fluctuations. In 1997, 1996 and 1995, the percentages by which weighted average exchange rates for the Japanese yen strengthened (weakened) against the U.S. dollar were (9%), (18%) and 9%, respectively.

         The change in cumulative translation adjustments in 1997 was due primarily to the weakening of the Japanese yen against the U.S. dollar when comparing the exchange rate at December 31, 1997 to that of December 31, 1996. Realized exchange gains (losses) are recorded in the period when incurred, and amounted to $(273,000), $(180,000) and $(210,000) in 1997, 1996 and 1995,
respectively. Exchange gains and losses include the remeasurement of certain currencies into functional currencies and the settlement of intercompany balances.

Statements of Financial Accounting Standards Not Yet Adopted

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The Company believes that comprehensive income in future periods will fluctuate as a result of changes in the cumulative translation account, which is a component of comprehensive income. Net unrealized gains and losses on the Company's available-for-sale securities, which have not been significant, are also a component of comprehensive income.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for public enterprises' reporting of information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS No. 131.

         In October 1997, Statement of Position (SOP) 97-2, "Software Revenue Recognition" was issued, which addresses software revenue recognition under generally accepted accounting principles, and which is effective for fiscal years beginning after December 15, 1997. The Company believes it is currently in compliance with SOP 97-2 and does not anticipate any changes in the Company's revenue recognition practices.

Readiness for Year 2000

         As the year 2000 approaches, a critical industrywide issue has emerged regarding how existing application software programs and operating systems can accommodate the year 2000 date value. The Company is currently in the preliminary stages of conducting a comprehensive review of its computer systems, products and significant vendors to identify the systems and products which could be affected by this issue. Based on the results of the review conducted to date, management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system or product improvements to be year 2000 compliant. To the extent the Company's products or systems are not fully Year 2000 compliant, there can be no assurance that potential product failures, systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and business prospects.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

         The statements which are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report on Form 10-K are forward-looking statements that involve certain risks and uncertainties including, but not limited to, timing of significant orders and shipments, product mix, customer acceptance of the Company's products, capital spending patterns of customers, competition and pricing, new product introductions by the Company or its competitors, carrier deployment of intelligent network services, the timing of research and development expenditures, regulatory changes, general economic conditions and other risks described in this Annual Report on Form 10-K and in the Company's other Securities and Exchange Commission filings.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.

         Inapplicable.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1998, entitled "Election of Directors" and "Executive Officers" to be filed with the Commission.


ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1998, entitled "Election of Directors - Compensation of Directors," "Executive Compensation and Other Information," "Board of Directors and Compensation Committee Reports on Executive Compensation" and "Performance Graph," to be filed with the Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1998, entitled "Common Stock Ownership of Principal Shareholders and Management," to be filed with the Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1998, entitled "Certain Relationships and Related Transactions," to be filed with the Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

(a)      The following documents are filed as part of this Report:

                  CONSOLIDATED FINANCIAL STATEMENTS                                              PAGE
                                                                                                 ----

                           Report of Independent Accountants                                     F-1

                           Consolidated Statements of Operations for each of the
                           three years in the period ended December 31, 1997                     F-2

                           Consolidated Balance Sheets as of December 31, 1997 and 1996          F-3

                           Consolidated Statements of Cash Flow for each of the
                           three years in the period ended December 31, 1997                     F-4

                           Consolidated Statements of Shareholders' Equity for each of
                           the three years in the period ended December 31, 1997                 F-5

                           Notes to Consolidated Financial Statements                            F-6


-----------------------------

                                                                                                 PAGE
                                                                                                 ----
                  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                           Schedule II      Valuation and Qualifying Accounts and Reserves
                                            for each of the three years in the period ended
                                            December 31, 1997                                    S-1


         Schedules which are not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

                  LIST OF EXHIBITS

         3.1      Amended and Restated Articles of Incorporation(1)

         3.2      Bylaws, as amended(2)

         4.1 Rights Agreement dated as of August 25, 1997 between the Registrant and U.S. Stock Transfer Corporation as Rights Agent(3)

         10.1 Amended and Restated 1984 Stock Option Plan, including forms of stock option agreements(4)(5)

         10.2 Amended and Restated Non-Employee Director Equity Incentive Plan, including forms of stock award certificate and nonstatutory stock option agreements(6), as amended February 21, 1996(5)(7)

         10.3 1994 Stock Option Plan, including forms of stock option agreements(6), as amended February 4, 1995(8), March 3, 1995
                  (8), January 27, 1996(7), February 26, 1997(9), and March 19,
                  1997(5)(9)

         10.4     Retirement Pension Rules of Tekelec Ltd.(5)(10)

         10.5 Form of Indemnification Agreement between the Registrant and all directors of the Registrant(5)(11)

         10.6 Lease dated as of February 8, 1988 between the Registrant and State Street Bank and Trust Company of California, N.A., not individually, but solely as an Ancillary Trustee for State Street Bank and Trust Company, a Massachusetts banking corporation, not individually, but solely as Trustee for the AT&T Master Pension Trust, covering the Company's principal facilities in Calabasas, California(12)

         10.7 Form of International Distributor Agreement(13) and Schedule of Distributors

         10.8 Officer Severance Plan, including form of Employment Separation Agreement(5)(14)

         10.9 Agreement dated March 26, 1997 between the Registrant and Allan Toomer(2)(5)

         10.10 Employee Stock Purchase Plan, including form of subscription agreement(5)(7)

         10.11 Consulting Agreement dated August 1, 1996 between the Registrant and Howard Oringer, including forms of Warrant and Confidentiality Agreement(16), and Amendment No. 1 thereto dated November 30, 1996(2)

         10.12 Credit Agreement dated October 22, 1996 between the Registrant and Imperial Bank, together with Promissory Note of the Registrant dated October 22, 1996(2)

         10.13 General Security Agreement dated October 22, 1996 between the Registrant and Imperial Bank(2)

      10.14 Agreement dated September 9, 1997 between the Registrant and Shigeru Suzuki(3), as amended by Agreement dated January 6, 1998(5)

      10.15* Distribution and OEM Agreement dated as of June 1, 1997 between the Registrant and Daewoo Telecom, Ltd.(3)

      10.16 Warrants issued to Allan Toomer to purchase 80,600 shares of the Company's Common Stock(5)(9)

      10.17 Warrants to purchase shares of the Company's Common Stock and Schedule of Warrantholders(5)(17)

      10.18 Description of the Company's Officer Bonus Plan for the year ended December 31, 1997(5)

      10.19 Description of the Company's Officer Bonus Plan for the year ended December 31, 1998(5)

      21.1        Subsidiaries of the Registrant

      23.1        Consent of Coopers & Lybrand L.L.P.

      27.1997     Financial Data Schedule for the year ended December 31, 1997

      27.1996 Restated Financial Data Schedule for the year ended December 31, 1996

      27.1995 Restated Financial Data Schedule for the year ended December 31, 1995

      27.1997.1Q  Restated Financial Data Schedule for the quarter ended
                  March 31. 1997

      27.1997.2Q  Restated Financial Data Schedule for the quarter ended
                  June 30, 1997

      27.1997.3Q  Restated Financial Data Schedule for the quarter ended
                  September 30, 1997

      27.1996.1Q  Restated Financial Data Schedule for the quarter ended
                  March 31, 1996

      27.1996.2Q  Restated Financial Data Schedule for the quarter ended
                  June 30, 1996

      27.1996.3Q  Restated Financial Data Schedule for the quarter ended
                  September 30, 1996

-----------------------------

* Confidential treatment has been granted with respect to portions of this exhibit, and such confidential portions have been deleted and filed with the Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.

(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1997.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1996.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1997.

(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-48079) filed with the Commission on May 22, 1992.

(5) Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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

(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-28887) filed with the Commission on June 10, 1997.

(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1994.

(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1987.

(12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1988.

(13) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-4123) filed with the Commission on March 19, 1986.

(14) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1993.

(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1994.

(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1996.

(17) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-37843) filed with the Commission on October 14, 1997.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed or required to be filed by the Registrant during the quarter ended December 31, 1997.

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

                                     TEKELEC


                                     By:/s/ Michael L. Margolis
                                        --------------------------
                                            Michael L. Margolis, President and
                                            Chief Executive Officer
Dated:  March 31, 1998


    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                                        Title                           Date
    ---------                                        -----                           ----


/s/ Jean-Claude Asscher                     Chairman of the Board               March 31, 1998
------------------------------------
    Jean-Claude Asscher


/s/ Michael L. Margolis                     President, Chief Executive          March 31, 1998
------------------------------------        Officer and Director
    Michael L. Margolis


                                             Director                           March   , 1998
-----------------------------------
    Robert V. Adams


/s/ Daniel L. Brenner                        Director                           March 31, 1998
-----------------------------------
    Daniel L. Brenner


/s/ Howard Oringer                           Director                           March 31, 1998
-----------------------------------
    Howard Oringer


/s/ Jon F. Rager                            Director                            March 31, 1998
-----------------------------------
    Jon F. Rager

/s/ Allan J. Toomer                          Director                           March 31, 1998
-----------------------------------
    Allan J. Toomer


/s/ Gilles C. Godin                          Vice President, Finance and        March 31, 1998
-----------------------------------          Chief Financial Officer
    Gilles C. Godin

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF TEKELEC

         We have audited the accompanying consolidated balance sheets of Tekelec and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flow, and the financial statement schedule for each of the three years in the period ended December 31, 1997. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tekelec and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents, in all material respects, the information required to be included therein.





/s/
Coopers & Lybrand L.L.P.
Woodland Hills, California
February 5, 1998

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                            1997            1996            1995
                                                            ------------------------------------
                                                            (thousands, except per-share data)

REVENUES (including sales to related parties of
     1997 - $4,471; 1996 - $4,130; 1995 - $5,305)       $ 125,140        $ 72,126        $ 75,276

COSTS AND EXPENSES:
     Cost of goods sold .........................          41,524          26,682          25,035
     Research and development ...................          21,019          17,076          15,054
     Selling, general and administrative ........          34,971          29,842          27,653
     Restructuring ..............................              --             327              --
                                                        ---------        --------        --------
       Total costs and expenses .................          97,514          73,927          67,742

Income (Loss) from operations ...................          27,626          (1,801)          7,534
Other income (expense):
     Interest, net ..............................           2,378           1,693           1,139
     Other, net .................................            (263)           (176)           (223)
                                                        ---------        --------        --------
       Total other income .......................           2,115           1,517             916
                                                        ---------        --------        --------
Income (Loss) before provision for income taxes .          29,741            (284)          8,450
     Provision for income taxes .................             745           2,227           2,139
                                                        ---------        --------        --------
       NET INCOME (LOSS) ........................       $  28,996        $ (2,511)       $  6,311
                                                        =========        ========        ========

EARNINGS (LOSS) PER SHARE(1):
       Basic ....................................       $    1.15        $  (0.11)       $   0.30
       Diluted ..................................            1.02           (0.11)           0.26
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING(1):
       Basic ....................................          25,204          23,550          21,058
       Diluted ..................................          28,421          23,550          24,104

(1)Earnings (Loss) per share and weighted average number of shares outstanding have been retroactively adjusted to reflect the two-for-one stock split effected August 22, 1997.

See notes to consolidated financial statements

                                     TEKELEC
                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                              1997             1996
                                                                              ---------------------
                                                                         (thousands, except share data)
                                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .....................................       $  38,748        $17,211
     Short-term investments, at fair value .........................          19,773         17,913
     Accounts and notes receivable, less allowances
         1997 -- $469; 1996 -- $368 ................................          29,141         17,026
     Inventories ...................................................          11,281          8,116
     Amounts due from related parties ..............................           2,286          2,381
     Income taxes receivable .......................................             805             --
     Deferred income taxes, net ....................................           8,309            242
     Prepaid expenses and other current assets .....................           1,760          1,505
                                                                           ---------        -------
       Total current assets ........................................         112,103         64,394

Long-term investments, at fair value ...............................          11,997          9,120
Property and equipment, net ........................................           9,841          8,174
Deferred income taxes, net .........................................           1,999            207
Other assets .......................................................             525            623
                                                                           ---------        -------
       Total assets ................................................       $ 136,465        $82,518
                                                                           =========        =======

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable ........................................       $   4,919          5,631
     Accrued expenses ..............................................           5,862          5,989
     Accrued payroll and related expenses ..........................           6,846          4,027
     Current portion of deferred revenues ..........................           7,693          2,717
     Income taxes payable ..........................................             429          1,342
                                                                           ---------        -------
       Total current liabilities ...................................          25,749         19,706
Long-term portion of deferred revenues .............................           2,839          1,061
                                                                           ---------        -------
       Total liabilities ...........................................          28,588         20,767

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY(1):
     Common stock, without par value, 100,000,000 shares authorized;
       issued and outstanding 1997 -- 26,126,043; 1996 -- 24,020,198          75,627         57,049
     Retained earnings .............................................          32,875          3,879
     Cumulative translation adjustments ............................            (625)           823
                                                                           ---------        -------
       Total shareholders' equity ..................................         107,877         61,751
                                                                           ---------        -------
       Total liabilities and shareholders' equity ..................       $ 136,465        $82,518
                                                                           =========        =======



(1)Number of shares outstanding have been retroactively adjusted to reflect the two-for-one stock split effected August 22, 1997.

See notes to consolidated financial statements

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                              1997            1996             1995
                                                              -------------------------------------
                                                                                (thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income (loss) .............................       $ 28,996        $ (2,511)       $  6,311
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation and amortization .................          4,790           3,842           3,643
     Deferred income taxes .........................            (82)            (80)           (369)
     Changes in assets and liabilities:
       Accounts and notes receivable ...............        (12,537)          1,810          (5,022)
       Inventories .................................         (3,299)         (1,840)         (2,079)
       Amounts due from related parties ............             93             672          (1,515)
       Income taxes receivable .....................           (857)             --              --
       Prepaid expenses and other current assets ...           (266)           (564)           (567)
       Trade accounts payable ......................           (412)          1,776            (188)
       Accrued expenses ............................            (49)          1,645           1,346
       Accrued payroll and related expenses ........          2,842             755            (865)
       Deferred revenues ...........................          6,766             870           1,496
       Income taxes payable ........................           (849)            370             912
                                                           --------        --------        --------
         Total adjustments .........................         (3,860)          9,256          (3,208)
                                                           --------        --------        --------
          Net cash provided by operating activities          25,136           6,745           3,103
                                                           --------        --------        --------
CASH FLOW FROM INVESTING ACTIVITIES:
     Decrease in restricted cash ...................             --              --           1,000
     Purchase of available-for-sale securities .....        (22,737)        (45,033)             --
     Proceeds from maturity of available-for-sale
         securities ................................         18,000          18,000              --
     Purchase of property and equipment ............         (6,552)         (6,008)         (4,530)
     Decrease in other assets ......................             46              63              64
                                                           --------        --------        --------
         Net cash (used in) investing activities ...        (11,243)        (32,978)         (3,466)
                                                           --------        --------        --------
CASH FLOW FROM FINANCING ACTIVITIES:
     Repayments of short-term borrowings ...........             --            (570)           (796)
     Repayment of long-term debt ...................             --            (380)           (240)
     Repayments of other obligations ...............             --             (31)           (323)
     Proceeds from issuance of common stock ........          8,759           2,050          38,894
                                                           --------        --------        --------
         Net cash provided by financing activities .          8,759           1,069          37,535
                                                           --------        --------        --------
Effect of exchange rate changes on cash ............         (1,115)         (1,234)           (216)
                                                           --------        --------        --------
         Net increase (decrease) in cash and cash
           equivalents .............................         21,537         (26,398)         36,956
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR .         17,211          43,609           6,653
                                                           --------        --------        --------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR .......       $ 38,748        $ 17,211        $ 43,609
                                                           ========        ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
       Interest ....................................       $     --        $     98        $    231
       Income taxes ................................          2,408           1,970           1,543
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW ACTIVITY:
       Tax benefit related to stock options ........       $  9,819        $     63        $    102


See notes to consolidated financial statements

                                     TEKELEC
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             COMMON STOCK
                                         ----------------------                       CUMULATIVE       TOTAL
                                         NUMBER                        RETAINED       TRANSLATION      SHAREHOLDERS'
                                         OF SHARES(1)    AMOUNT        EARNINGS       ADJUSTMENTS      EQUITY
                                         -------------------------------------------------------------------------
                                                                       (thousands)

BALANCE, DECEMBER 31, 1994                 18,046      $  15,940     $        79      $     2,701       $   18,720
     Issuance of common stock               4,026         36,520              --               --           36,520
     Exercise of stock options
       and warrants                         1,126          2,374              --               --            2,374
     Stock option tax benefits                 --            102              --               --              102
     Translation adjustment                    --             --              --             (420)            (420)
     Net income                                --             --           6,311               --            6,311
------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                 23,198         54,936           6,390            2,281           63,607
     Exercise of stock options
       and warrants                           822          2,050              --               --            2,050
     Stock option tax benefits                 --             63              --               --               63
     Translation adjustment                    --             --              --           (1,458)          (1,458)
     Net loss                                  --             --          (2,511)              --           (2,511)
-------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                 24,020         57,049           3,879              823           61,751
     Exercise of stock options
       and warrants                         2,106          8,759              --               --            8,759
     Stock option tax benefits                 --          9,819              --               --            9,819
     Translation adjustment                    --             --              --           (1,448)          (1,448)
     Net income                                --             --          28,996               --           28,996
------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                 26,126      $  75,627     $    32,875      $      (625)      $  107,877
==================================================================================================================



(1)Number of shares of Common Stock have been retroactively adjusted to reflect the two-for-one stock split effected August 22, 1997.

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION AND PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated. Certain items shown in the December 31, 1996 and 1995 financial statements have been reclassified to conform with the current period presentation.

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

PRODUCT WARRANTY COSTS

         The Company generally warrants its products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. At December 31, 1997 and 1996, accrued product warranty costs amounted to $1.2 million and $1.6 million, respectively, and are included in accrued expenses.

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

INCOME TAXES

         Income tax expense is the tax payable for the period and the change during the period in non-capital-related deferred tax assets and liabilities. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

ADVERTISING

         Advertising costs are expensed as incurred and amounted to $669,000, $620,000 and $625,000 for 1997, 1996 and 1995, respectively.

TRANSLATION OF FOREIGN CURRENCIES

         Translation of foreign currencies is accounted for using the local currency as the functional currency of the Company's foreign subsidiaries. All assets and liabilities are translated at current exchange rates while revenues and expenses are translated at average rates in effect for the period. The resulting gains and losses are included in a separate component of shareholders' equity. Realized gains (losses) on foreign currency transactions are reflected in net income (loss) and amounted to $(273,000), $(180,000) and $(210,000) for 1997, 1996 and 1995, respectively.

EARNINGS (LOSS) PER SHARE

         In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS"), which are computed using the weighted average number of shares outstanding and dilutive Common Stock equivalents (options and warrants), on the face of the income statement for all entities with complex capital structures. See note M.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The Company believes that comprehensive income in future periods will fluctuate as a result of changes in the cumulative translation account, which is a component of comprehensive income. Net unrealized gains and losses on the Company's available-for-sale securities, which have not been significant, are also a component of comprehensive income.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for public enterprises' reporting of information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS No. 131.

         In October 1997, Statement of Position (SOP) 97-2, "Software Revenue Recognition" was issued, which addresses software revenue recognition under generally accepted accounting principles, and which is effective for fiscal years beginning after December 15, 1997. The Company believes it is currently in compliance with SOP 97-2 and does not anticipate any changes in the Company's revenue recognition practices.


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

NOTE C -- FAIR VALUE OF INVESTMENTS

         The Company has short-term investments in corporate debt securities with original maturities of less than 90 days whose carrying amounts approximate their fair values because of their short maturities. These short-term investments are included in cash and cash equivalents, are classified as held-to-maturity securities and amounted to $25.3 million and $3.0 million at December 31, 1997 and December 31, 1996, respectively.

         The Company also had investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

                                                                                          DECEMBER 31,
                                                                                          ------------
                                                                                       1997         1996
                                                                                       -----------------
                                                                                           (thousands)
TYPE OF SECURITY:
-----------------
Corporate debt securities with maturities of less than one year..............        $10,745       $11,915
U.S. Treasury Notes with maturities of less than one year ....................         9,028         5,998
                                                                                     -------       -------
Total short-term investments .................................................        19,773        17,913
U.S. Treasury Notes with maturities of between one and two years .............        11,997         9,120
                                                                                     -------       -------
                                                                                     $31,770       $27,033
                                                                                     =======       =======


These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders' equity. At December 31, 1997 and 1996, net unrealized gains or losses on available-for-sale securities were not significant.

NOTE D -- BUSINESS AND CREDIT RISK

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash, investments and trade receivables. The Company invests its excess cash in interest-bearing deposits with major banks, United States government securities, high-quality commercial paper and money market funds. At times the Company's cash balances may be in excess of the FDIC insurance limits. With respect to trade receivables, the Company sells network switching and communications diagnostic systems worldwide primarily to telephone operating companies, equipment manufacturers and corporations that use its systems to design, install, maintain, test and operate communications equipment and networks. Credit is extended based on an evaluation of each customer's financial condition, and generally collateral is not required. Credit losses, if any, have been provided for in the financial statements and to date have been within management's expectations.

NOTE E -- RELATED PARTY TRANSACTIONS

         As of December 31, 1997, the Company's principal shareholder, a director and his family, and a foreign-affiliated company controlled by the director owned an aggregate of approximately 28% of the Company's outstanding stock.

         The following is a summary of transactions and balances with these affiliates:

                                                              1997              1996             1995
                                                              ----              ----             ----
                                                                           (thousands)
Product sales..........................................   $  4,471         $   4,130         $  5,305
Purchases of inventory.................................        212               125              321
Director's fees and expenses...........................        104                59               32
Due from affiliates....................................      2,286             2,381            3,053
Due to affiliates......................................         --               145              254


         The amounts due from and to the affiliates are non-interest bearing.

         In August 1996, the Company entered into a consulting agreement with a director, pursuant to which such director earned $30,000 and received a warrant to purchase 60,000 shares of the Company's Common Stock. This agreement terminated December 31, 1996. See Note Q.

NOTE F -- RESTRUCTURING

         During the third quarter of 1996, the Company recorded restructuring charges amounting to $327,000 which represent severance pay and benefit costs for eight terminated employees in research and development and support functions, and other costs related to the consolidation of the Company's Ohio research facility into the Company's North Carolina facility. The costs consisted of the following:

                                                                            (thousands)
Severance pay..........................................................    $     250
Other accrued expenses.................................................           57
Property and equipment write-down......................................           20
                                                                           ---------
                                                                           $     327


         At December 31, 1997, all identified employees had been terminated, and all severance costs and other accrued expenses had been paid.

NOTE G -- INCOME TAXES
         The provision for income taxes consists of the following:

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                             --------------------------------
                                                                          1997           1996           1995
                                                                          ----------------------------------
                                                                                      (thousands)
CURRENTLY PAYABLE:
     Federal .......................................................    $ 5,394        $    --        $    88
     State .........................................................      1,554              1            228
     Foreign .......................................................        390          2,392          2,258

DEFERRED:
     Federal .......................................................     (5,974)            --             --
     State .........................................................       (745)            --             --
     Foreign .......................................................        126           (166)          (435)
                                                                        -------        -------        -------

                                                                        $   745        $ 2,227        $ 2,139
                                                                        =======        =======        =======



         The primary components of temporary differences which gave rise to deferred taxes at December 31, 1997 and 1996 are as follows:

                                                      DECEMBER 31,
                                                 ---------------------
                                                 1997             1996
                                                 ---------------------
                                                     (thousands)
DEFERRED TAX ASSETS:
     Net operating loss carryforward ..       $  3,319        $  9,174
     Foreign tax credit carryforward ..            247             918
     Allowance for doubtful accounts ..            257             126
     Inventory adjustments ............          1,715           1,029
     Depreciation and amortization ....            223             205
     Deferred product development costs             --             100
     Research and development
       credit carryforward ............          2,756           2,033
     Accrued liabilities ..............          3,154           1,059
     Warranty accrual .................            515             629
     Other ............................            370             166
                                              --------        --------
     Total deferred tax asset .........         12,556          15,439
     Less, valuation allowance ........         (2,248)        (14,990)
                                              --------        --------
     TOTAL NET DEFERRED TAX ASSET .....         10,308             449
                                              --------        --------

CURRENT PORTION .......................          8,309             242
                                              --------        --------
LONG-TERM PORTION .....................       $  1,999        $    207
                                              ========        ========


         The valuation allowance for deferred taxes decreased by approximately $12.7 million during the year ended December 31, 1997. The reduction in the valuation allowance is based on the Company's improved income trend and management's assessment of various uncertainties related to the future realization of its deferred tax benefits. The remaining valuation allowance of

$2.2 million is attributable to research and development and foreign tax credits carryforwards which may expire before the Company can utilize them.

         Realization of the remaining net deferred tax assets of $10.3 million is dependent on the Company generating sufficient taxable income in the future. Although realization is not assured, the Company believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

         The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                              --------------------------------
                                                                          1997              1996           1995
                                                                          -------------------------------------
                                                                                         (thousands)

Federal statutory provision
     (benefit) at 34% ...........................................      $ 10,112         $   (97)        $ 2,873
State taxes,
     net of federal benefit .....................................           534              --             152
Foreign taxes ...................................................           226             785             465
Reduction in valuation allowance ................................        (8,960)             --              --
Utilization of operating
     loss carryforwards .........................................          (499)             --          (1,437)
Research and development credits ................................          (723)             --              --
Loss for which no tax benefit
     was recorded ...............................................            --           1,182              --
Temporary differences for which
     no tax benefit was recorded ................................            --             252              --
Other ...........................................................            55             105              86
                                                                       --------         -------         -------
Actual income tax provision .....................................      $    745         $ 2,227         $ 2,139
                                                                       --------         -------         -------
Effective tax rate ..............................................           2.5%          784.0%           25.3%

         At December 31, 1997, the Company had available federal net operating loss carryforwards of $9.4 million, foreign tax credit carryforwards of $247,000 and research and development credit carryforwards of $2.8 million which will generally expire beginning in the years 2009, 2003 and 2008, respectively.

         The Company has not provided for federal income taxes on $11.8 million of undistributed earnings of its foreign subsidiaries which have been reinvested in their operations. If these earnings were distributed, net operating loss carryforwards and foreign tax credits available under current law would eliminate the resulting federal income tax liability.

NOTE H -- INVENTORIES
         The components of inventories are:

                                                                  DECEMBER 31,
                                                                  ------------
                                                              1997              1996
                                                              ----------------------
                                                                   (thousands)
Raw materials..........................................   $  2,779        $    2,825
Work in process........................................      2,448             1,869
Finished goods.........................................      6,054             3,422
                                                          --------        ----------
                                                          $ 11,281        $    8,116
                                                          ========        ==========


NOTE I -- PROPERTY AND EQUIPMENT
         Property and equipment consist of the following:

                                                                  DECEMBER 31,
                                                                  ------------
                                                              1997              1996
                                                              ----------------------
                                                                   (thousands)
Manufacturing and
     development equipment.............................     $17,645         $ 13,520
Furniture and office equipment.........................       7,773            7,300
Demonstration equipment................................       3,964            4,055
Leasehold improvements.................................       1,397            1,118
                                                             ------          -------
                                                             30,779           25,993

Less, accumulated depreciation and amortization........     (20,938)         (17,819)
                                                            -------         --------
                                                            $ 9,841         $  8,174
                                                            =======         ========


NOTE J -- BORROWINGS

         The Company has a $10 million line of credit with a U.S. bank, collateralized by substantially all of the Company's assets and bearing interest at, or in some cases below, the U.S. prime rate (8.5% at December 31, 1997). There have been no borrowings under this credit facility, which expires June 30, 1998 if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.7 million with interest at the Japanese prime rate (1.625% at December 31, 1997) plus 0.125% per annum which expire between August 5, 1998 and March 31, 1999, if not renewed. There have been no borrowings under these lines of credit.

      There were no borrowings by the Company in 1997. The Company's weighted average short-term borrowing rate was 11.6% in 1996.

NOTE K -- COMMITMENTS AND CONTINGENCIES

         The Company leases its office and manufacturing facilities together with certain office equipment under operating lease agreements. Lease terms generally range from one to ten years; certain building leases contain options for renewal for additional periods and are subject to increases up to 10% every 24 months.

         Total rent expense was $2.5 million, $2.4 million and $2.4 million for 1997, 1996 and 1995, respectively.

         Minimum annual noncancelable lease commitments at December 31, 1997 are:

For the Years Ending December 31,
---------------------------------
                                                     (thousands)
1998..............................................     $ 1,869
1999..............................................       1,657
2000..............................................       1,587
2001..............................................       1,498
2002..............................................       1,507
Thereafter........................................       1,798
                                                       -------
                                                       $ 9,916
                                                       =======


NOTE L -- STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

         The Company has various stock option plans with maximum terms of ten years under which 13.5 million shares of the Company's Common Stock have been issued or reserved for issuance. The terms of options granted under these option plans are determined at the time of grant, generally vest ratably over a three- to five-year period, and in any case the option price may not be less than the fair market value per share on the date of grant. Both incentive stock options and nonstatutory stock options can be issued under the Option Plans.

         The Company also has Employee Stock Purchase Plans ("ESPP"), with maximum terms of ten years, the latest of which expires in the year 2006 and under which 400,000 shares of the Company's Common Stock have been authorized and reserved for issuance. Eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of Common Stock at 85% of the lower of the market price per share at the beginning or end of each six-month offering period.

         Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Had compensation costs for the

Company's stock option and purchase plans been determined based upon the methodology prescribed under SFAS 123, the Company's net income (loss) and diluted earnings (loss) per share would approximate the following pro forma amounts (in thousands except per-share data):

                                                 As Reported           Pro Forma
YEAR ENDED DECEMBER 31, 1997:                    -----------           ---------
     Net income.............................        $28,996              $26,646
     Earnings per share (diluted)...........           1.02                 0.95

Year Ended December 31, 1996:
     Net loss...............................        $(2,511)            $(3,777)
     Loss per share (diluted)...............          (0.11)              (0.16)

Year Ended December 31, 1995:
     Net income.............................         $6,311              $5,672
     Earnings per share (diluted)...........          0.26                 0.24


         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

         A summary of the status of the Company's stock options, as of December 31, 1997, 1996 and 1995, and the changes during the year ended on those dates is presented below (shares in thousands):

                                                                       1997                 1996                  1995
                                                             ----------------------------------------------------------------
                                                                       Wgtd. Avg.            Wgtd. Avg.            Wgtd. Avg.
                                                             Shares    Exer. Price  Shares   Exer. Price  Shares   Exer. Price

     Outstanding at beginning of year................        4,836      $4.87        4,676        $4.14      4,496        $2.16
     Granted - price equals fair value...............        1,361      14.54        1,223         6.71      1,270         9.23
     Granted - price greater than fair value.........          170      20.66        1,369         7.11         24        11.25
     Exercised.......................................        1,889       3.73          690         1.99        940         1.88
     Cancelled.......................................          329       7.43        1,742         7.11        174         2.89
                                                           -------                  ------                  ------
     Outstanding at year-end.........................        4,149       9.00        4,836         4.87      4,676         4.14
                                                           =======                  ======                  ======

     Options exercisable at year-end.................        1,137                   1,959                   1,412
     Options available for future grant..............        1,757                     996                   2,176
     Weighted average fair value of options granted
       during the year:
       Exercise price equals fair value at grant date     $  10.47                $   4.84                $   6.65
       Exercise price greater than fair value at
       grant date....................................     $  13.78                $   2.16                $   6.53

         The following table summarizes information about stock options outstanding at December 31, 1997 (shares in thousands):


                                                 Options Outstanding                    Options Exercisable
                                        -------------------------------------      -----------------------------
                                                     Wgtd. Avg.
                                          Number     Remaining     Wgtd.Avg.            Number       Wgtd. Avg.
                                        Outstanding  Contractual   Exercise           Outstanding    Exercise
Range of Exercise Price                 at 12/31/97       Life       Price           at 12/31/97       Price
---------------------------------------------------------------------------------------------------------------
$1.31  to $ 1.97                            654          5.53    $    1.71                386        $   1.70
 2.00  to   7.13                          1,258          7.67         6.14                382            6.18
 7.25  to  10.88                          1,641          8.40         8.76                329            8.53
10.94  to  14.13                            253          9.34        13.36                 24           13.38
18.38  to  28.16                            109          9.51        21.52                  9           20.33
32.63  to  41.88                            234          9.79        35.90                  7           34.12
                                        -------                                       -------
 1.31  to  41.88                          4,149          7.89         9.00              1,137            5.78
                                        =======                                       =======


       The fair value of options granted during 1997, 1996 and 1995 is estimated as $6.9 million, $3.6 million and $3.3 million, respectively, on the dates of grants using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 86%, 87% and 85%, respectively, for 1997, 1996 and 1995, (iii) weighted average risk-free interest rates of 6.4%, 6.2% and 6.9% for 1997, 1996 and 1995, respectively,
(iv) weighted average expected life of 5.1 years, 4.8 years and 5.1 years for 1997, 1996 and 1995, respectively, and (v) assumed forfeiture rate of 58%, 64% and 64%, respectively, for 1997, 1996 and 1995.

         During 1997, 1996 and 1995, approximately 80,000, 124,000 and 68,000 shares, respectively, were purchased under the Company's ESPP at weighted average exercise prices of $10.15, $4.80 and $5.48, respectively. At December 31, 1997, 1996 and 1995 there were approximately 265,000, 345,000 and 232,000 shares, respectively, available for future grants. The weighted average fair values of ESPP options granted in 1997, 1996 and 1995 were $4.47, $2.36 and $3.02 per share, respectively.

         In 1997 and 1996, the Company granted warrants to purchase 261,000 and 60,000 shares of Common Stock, respectively. The grant date fair values of these warrants for 1997 and 1996 were $14.88 and $4.90 per share, respectively. See Note Q.

         The Company has a 401(k) tax-deferred savings plan under which eligible employees may authorize from 2% to 12% of their compensation to be invested in employee-elected investment funds managed by an independent trustee. As determined annually by the Board of Directors, the Company may contribute matching funds of up to 50% of the employees' payroll deductions. During 1997, 1996 and 1995, the Company's contributions amounted to $401,000, $187,000 and $167,000, respectively.

NOTE M  -- EARNINGS PER SHARE

         In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the years ended December 31, 1997, 1996 and 1995:

                                                     NET INCOME (LOSS)          SHARES         PER-SHARE
                                                       (NUMERATOR)          (DENOMINATOR)       AMOUNT
                                                     ----------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1997:                        (thousands except per-share amount)

Basic EPS........................................    $    28,996                25,204           $  1.15
Effect of Dilutive Securities - Stock
     Options and Warrants........................             --                 3,217
                                                          -------               ------
Diluted EPS......................................    $    28,996                28,421           $  1.02
                                                          =======               ======

FOR THE YEAR ENDED DECEMBER 31, 1996:

Basic EPS........................................    $    (2,511)               23,550           $ (0.11)
Effect of Dilutive Securities - Stock
     Options and Warrants........................             --                    --
                                                          -------               ------
Diluted EPS......................................    $    (2,511)               23,550           $ (0.11)
                                                          =======               ======

FOR THE YEAR ENDED DECEMBER 31, 1995:

Basic EPS........................................    $     6,311                21,058           $  0.30
Effect of Dilutive Securities - Stock
     Options and Warrants........................             --                 3,046
                                                          -------               ------
Diluted EPS......................................    $     6,311                24,104           $  0.26
                                                          =======               ======


         The computation of diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive. The number of such shares excluded were 44,000, 4,955,000 and 325,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         There were no transactions subsequent to December 31, 1997 which, had they occurred prior to December 31, 1997, would have changed materially the number of shares in the basic or diluted earnings per share computations.

NOTE N  -- GEOGRAPHIC SEGMENTS AND FOREIGN OPERATIONS

         The Company operates in one business segment. Transfers between geographic areas are made at prices reflecting market conditions. Geographic segment information including sales and transfers between geographic areas is presented below:


                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                      1997           1996            1995
                                                                     ------------------------------------
                                                                                 (thousands)
Revenues
     United States ........................................       $ 108,757        $ 55,040        $ 55,801
     Japan ................................................          16,383          15,773          16,684
     Other ................................................              --           1,313           2,791
                                                                  ---------        --------        --------
         Total ............................................       $ 125,140        $ 72,126        $ 75,276
                                                                  =========        ========        ========
Transfers between geographic areas
     United States ........................................       $   4,641        $  5,197        $  6,060
     Japan ................................................             154              --              --
     Other ................................................              --              --              --
                                                                  ---------        --------        --------
         Total ............................................       $   4,795        $  5,197        $  6,060
                                                                  =========        ========        ========
Total revenues
     United States ........................................       $ 113,398        $ 60,237        $ 61,861
     Japan ................................................          16,537          15,773          16,684
     Other ................................................              --           1,313           2,791
     Intersegment eliminations ............................          (4,795)         (5,197)         (6,060)
                                                                   --------        --------        --------

         Total ............................................       $ 125,140        $ 72,126        $ 75,276
                                                                  =========        ========        ========
Income (Loss) from operations
     United States ........................................       $  24,047        $ (6,437)       $  3,441
     Japan ................................................           3,579           4,340           3,395
     Other ................................................              --             296             698
                                                                  ---------        --------        --------
         Total ............................................       $  27,626        $ (1,801)       $  7,534
                                                                  =========        ========        ========
Identifiable assets
     United States ........................................       $ 121,343        $ 67,275        $ 69,741
     Japan ................................................          15,122          14,948          10,019
     Other ................................................              --             295             728
                                                                  ---------        --------        --------
         Total ............................................       $ 136,465        $ 82,518        $ 80,488
                                                                  =========        ========        ========
U.S. export sales by destination of sale
     Europe ...............................................       $   6,687        $  6,498        $  7,097
     Other ................................................          16,025           8,029           8,184
                                                                  ---------        --------        --------
         Total ............................................       $  22,712        $ 14,527        $ 15,281
                                                                  =========        ========        ========

NOTE O -- MAJOR CUSTOMERS

         Sales to Bell Atlantic Corporation amounted to 23% of revenues in 1997. Sales to Nippon Telegraph and Telephone amounted to 12% and 14% of revenues in 1996 and 1995, respectively, and sales to AT&T amounted to 12% of revenues in 1995.

NOTE P -- QUARTERLY FINANCIAL SUMMARY (UNAUDITED)


For the Years Ended December 31,                                              QUARTERS

                                                       First             Second           Third             Fourth
                                                       -----------------------------------------------------------
                                                                       (thousands, except per-share data)
1997
----

Revenues.......................................    $    20,577       $    25,077      $    36,112       $    43,374
Gross profit...................................         13,899            16,065           23,763            29,889
Income before provision for income
 taxes.........................................          2,397             3,846            9,532            13,966
Net income.....................................          1,628             3,370           15,061             8,937
Earnings per share:
     Basic.....................................    $      0.07       $      0.14      $      0.59       $      0.34
     Diluted...................................           0.06              0.12             0.52              0.31


1996
----

Revenues.......................................    $    11,860       $    16,864      $    19,396       $    24,006
Gross profit...................................          7,265            10,123           11,986            16,070
Income (Loss) before provision for income
   taxes.......................................         (3,540)           (1,151)             819             3,588
Net income (loss)..............................         (3,968)           (1,412)             275             2,594
Earnings (Loss) per share:
     Basic.....................................    $     (0.17)      $     (0.06)     $      0.01       $      0.11
     Diluted...................................          (0.17)            (0.06)            0.01              0.10


         Tekelec typically operates with a limited backlog, and most of its revenues in each quarter result from orders received in that quarter. Further, Tekelec typically generates a significant portion of its revenues for each quarter in the last month of the quarter. Tekelec establishes its expenditure levels based on its expectations as to future revenues, and if revenue levels were to fall below expectations this would cause expenses to be disproportionately high. Therefore, a drop in near-term demand would significantly affect revenues, causing a disproportionate reduction in profits or even losses in a quarter. Tekelec's quarterly operating results may fluctuate as a result of a number of factors, including general economic and political conditions (such as recessions in the U.S. and Japan), capital spending patterns of Tekelec's customers, increased competition, variations in the mix of sales, fluctuation in proportion of foreign sales, and announcements of new products by Tekelec or its competitors.

NOTE Q -- COMMON STOCK

         On August 22, 1997, the Company effected a two-for-one stock split. All references to number of shares and per-share amounts have been restated to reflect the stock split.

         At December 31, 1997 and 1996, the Company had warrants outstanding to purchase an aggregate of 204,367 and 80,000 shares of its Common Stock, respectively, as more fully discussed as follows.

         In July 1997, the Company issued warrants to purchase a total of 180,000 shares of its Common Stock to five directors and one corporate officer at $28.16 per share. These warrants vest and become exercisable in 12 equal quarterly installments beginning on September 30, 1997. During 1997, 2,500 of these warrants were exercised, and 177,500 were outstanding at December 31, 1997.

         In January 1997, the Company issued warrants to a director and corporate officer to purchase 80,600 shares of its Common Stock at $9.31 per share, all of which vested in 1997. During 1997, 53,733 of these warrants were exercised, and 26,867 were outstanding at December 31, 1997.

         In August 1996, pursuant to a consulting agreement between the Company and a director, the Company issued warrants to purchase 60,000 shares of its Common Stock at $4.75 per share to such director. These warrants vested during 1996, and were all outstanding at December 31, 1996. During 1997, all of these warrants were exercised.

         In 1992, the Company issued warrants to purchase a total of 40,000 shares of its Common Stock to two directors at $3.78 per share. These warrants were repriced to $1.80 per share in 1993, and were exercisable in full at any time prior to January 17, 1997. At December 31, 1996, 20,000 of these warrants were outstanding. During 1997, the remaining 20,000 warrants were exercised.

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

                                     TEKELEC
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

   Column A                         Column B                Column C                    Column D          Column E
-------------------------------------------------------------------------------------------------------------------

                                                               Additions
                                    Balance at         Charged to      Charged to       Deductions        Balance at
                                    Beginning           Costs and        Other           and other          End of
   Description                      of Period           Expenses        Accounts        Adjustments         Period
   ----------------------------------------------------------------------------------------------------------------
                                                              (thousands)

Year ended December 31, 1995:
-----------------------------

Allowance for doubtful accounts     $    318           $   120         $      --        $      47         $     391
Product warranty                         827               581                --              529               879
Inventory provision                    1,089               315                --              239             1,165
Deferred tax valuation allowance       9,496               775                --               --            10,271

Year ended December 31, 1996:
-----------------------------

Allowance for doubtful accounts     $    391           $    --         $      --        $      23         $     368
Product warranty                         879             1,083                --              407             1,555
Inventory provision                    1,165               391                --              241             1,315
Deferred tax valuation allowance      10,271             4,719                --               --            14,990

Year ended December 31, 1997:
-----------------------------

Allowance for doubtful accounts      $   368           $   101         $      --        $      --         $     469
Product warranty                       1,555               655                --              990             1,220
Inventory provision                    1,315               775                --              750             1,340
Deferred tax valuation allowance      14,990                --                --           12,742             2,248










                                      S-1                            SCHEDULE II

                                 EXHIBIT INDEX


                                                                 Sequentially
Exhibit                                                            Numbered
Number                      Description                              Page
-------                     -----------                          ------------

10.7            Schedule of Distributors........................

10.18           Description of the Company's Officer Bonus Plan
                for the year ended December 31, 1997............

10.19           Description of the Company's Officer Bonus Plan
                for the year ended December 31, 1998............

21.1            Subsidiaries of the Registrant..................

23.1            Consent of Coopers & Lybrand L.L.P. ............

27.1997         Financial Data Schedule for the year ended
                December 31, 1997...............................

27.1996         Restated Financial Data Schedule for the year
                ended December 31, 1996.........................

27.1995         Restated Financial Data Schedule for the year
                ended December 31, 1995.........................

27.1997.1Q      Restated Financial Data Schedule for the quarter
                ended March 31, 1997............................

27.1997.2Q      Restated Financial Data Schedule for the quarter
                ended June 30, 1997.............................

27.1997.3Q      Restated Financial Data Schedule for the quarter
                ended September 30, 1997........................

27.1996.1Q      Restated Financial Data Schedule for the quarter
                ended March 31, 1996............................

27.1996.2Q      Restated Financial Data Schedule for the quarter
                ended June 30, 1996.............................

27.1996.3Q      Restated Financial Data Schedule for the quarter
                ended September 30, 1996........................