Form 10-Q
period 1998-03-31
TEKELEC
filed 1998-05-15
CIK 790705

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998

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

Yes [X]       No [ ]

        As of May 1, 1998, there were 26,604,858 shares of the registrant's common stock, without par value, outstanding.

                                     TEKELEC
                                    FORM 10-Q
                                      INDEX

PART I -- FINANCIAL INFORMATION                                                          PAGE
-------------------------------                                                          ----
Item 1.        Consolidated Financial Statements

                      Consolidated Balance Sheets at March 31, 1998                        3
                      and December 31, 1997

                      Consolidated Income Statements for the three                         4
                      months ended March 31, 1998 and 1997

                      Consolidated Statements of Comprehensive Income for the three        5
                      months ended March 31, 1998 and 1997

                      Consolidated Statements of Cash Flow for the three                   6
                      months ended March 31, 1998 and 1997

               Notes to Consolidated Financial Statements                                  7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                        11

PART II -- OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                           17

SIGNATURES

PART  I -- FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                                     TEKELEC
                           CONSOLIDATED BALANCE SHEETS

                                                          MARCH 31,        December 31,
                                                            1998              1997
                                                          ---------         ---------
                                                        (thousands, except share data)
                      ASSETS                             (unaudited)        (audited)
CURRENT ASSETS:
    Cash and cash equivalents ....................        $  51,099         $  38,748
    Short-term investments, at fair value ........           26,870            19,773
    Accounts and notes receivable, less
      allowances of $786 and $469, respectively ..           27,942            29,141
    Inventories ..................................           11,953            11,281
    Amounts due from related parties .............            1,875             2,286
    Income taxes receivable ......................              351               805
    Deferred income taxes, net ...................           12,717             8,309
    Prepaid expenses and other current assets ....            1,730             1,760
                                                          ---------         ---------
        Total current assets .....................          134,537           112,103
Long-term investments, at fair value .............            7,005            11,997
Property and equipment, net ......................            9,914             9,841
Deferred income taxes, net .......................            2,148             1,999
Other assets .....................................              515               525
                                                          ---------         ---------
        Total assets .............................        $ 154,119         $ 136,465
                                                          =========         =========


       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable .......................        $   6,291         $   4,919
    Accrued expenses .............................            6,954             5,862
    Accrued payroll and related expenses .........            3,256             6,846
    Current portion of deferred revenues .........            9,684             7,693
    Income taxes payable .........................            4,212               429
                                                          ---------         ---------
        Total current liabilities ................           30,397            25,749
    Long-term portion of deferred revenues .......            2,724             2,839
                                                          ---------         ---------
        Total liabilities ........................           33,121            28,588
                                                          ---------         ---------

SHAREHOLDERS' EQUITY:
    Common stock, without par value,
     100,000,000 shares authorized; 26,571,253 and
     26,126,043 shares issued and outstanding,
     respectively ................................           82,395            75,627
    Retained earnings ............................           39,531            32,875
    Cumulative translation adjustment ............             (928)             (625)
                                                          ---------         ---------
        Total shareholders' equity ...............          120,998           107,877
                                                          ---------         ---------
        Total liabilities and shareholders' equity        $ 154,119         $ 136,465
                                                          =========         =========




See notes to consolidated financial statements.

                                     TEKELEC
                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)


                                                             Three Months Ended
                                                                 March 31,
                                                       -------------------------
                                                         1998             1997
                                                       --------         --------
                                                   (thousands, except per share data)

REVENUES (including sales to related parties of
    1998 - $1,210 and 1997 - $1,237) ..........        $ 34,908         $ 20,577

COSTS AND EXPENSES:
    Cost of goods sold ........................          11,405            6,678
    Research and development ..................           5,568            4,468
    Selling, general and administrative .......           9,633            7,567
    Insurance recovery ........................          (1,663)              --
                                                       --------         --------
        Total costs and expenses ..............          24,943           18,713
                                                       --------         --------

Income from operations ........................           9,965            1,864
Other income (expense):
    Interest, net .............................             979              516
    Other, net ................................            (209)              17
                                                       --------         --------
        Total other income ....................             770              533
                                                       --------         --------

Income before provision for income taxes ......          10,735            2,397
    Provision for income taxes ................           4,079              769
                                                       --------         --------
        NET INCOME ............................        $  6,656         $  1,628
                                                       ========         ========

EARNINGS PER SHARE:
    Basic .....................................        $   0.25         $   0.07
    Diluted ...................................            0.23             0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic .....................................          26,330           24,414
    Diluted ...................................          29,240           26,658




See notes to consolidated financial statements.

                                     TEKELEC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                                      Three Months Ended
                                                            March 31,
                                                      1998          1997
                                                    -------         -------
                                                         (thousands)
NET INCOME .................................        $ 6,656         $ 1,628

Other comprehensive income:
    Foreign currency translation adjustments           (303)           (797)
                                                    -------         -------
COMPREHENSIVE INCOME .......................        $ 6,353         $   831
                                                    =======         =======




See notes to consolidated financial statements.

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                                       Three Months Ended
                                                                          March 31,
                                                                    -------------------------
                                                                      1998             1997
                                                                    --------         --------
                                                                        (thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income .............................................        $  6,656         $  1,628
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization ..........................           1,359            1,067
    Deferred income taxes ..................................            (174)              --
    Changes in current assets and liabilities:
      Accounts and notes receivable ........................           1,078            1,089
      Inventories ..........................................            (717)          (3,113)
      Amounts due from related parties .....................             411             (134)
      Income taxes receivable ..............................             453               --
      Prepaid expenses and other assets ....................              29             (293)
      Trade accounts payable ...............................           1,436             (153)
      Accrued expenses .....................................           1,105             (263)
      Accrued payroll and related expenses .................          (3,582)          (1,249)
      Deferred revenues ....................................           1,879            1,613
      Income taxes payable .................................           3,799             (663)
                                                                    --------         --------
        Total adjustments ..................................           7,076           (2,099)
                                                                    --------         --------
        Net cash  provided by (used in) operating activities          13,732             (471)
                                                                    --------         --------
CASH FLOW FROM INVESTING ACTIVITIES:
    Proceeds from maturity of available-for-sale securities            3,000            9,000
    Purchase of available-for-sale securities ..............          (5,105)          (5,047)
    Purchase of property and equipment .....................          (1,449)          (1,637)
                                                                    --------         --------
        Net cash provided by (used in) investing activities           (3,554)           2,316
                                                                    --------         --------
CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock .................           2,374            1,508
                                                                    --------         --------
        Net cash provided by financing activities ..........           2,374            1,508
                                                                    --------         --------
Effect of exchange rate changes on cash ....................            (201)            (568)
                                                                    --------         --------
    Net change in cash and cash equivalents ................          12,351            2,785
Cash and cash equivalents at beginning of period ...........          38,748           17,211
                                                                    --------         --------
Cash and cash equivalents at end of period .................        $ 51,099         $ 19,996
                                                                    ========         ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW ACTIVITY:
    Tax benefit related to stock options ...................        $  4,394         $     --



See notes to consolidated financial statements.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A.  BASIS OF PRESENTATION

        The consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 1997, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition, operating results and cash flows for the interim periods.

        The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

        The Company operates under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the three months ended March 31, 1998 and 1997 are for the thirteen weeks ended April 3, 1998 and March 28, 1997, respectively.

        In 1998, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition," which addresses software revenue recognition under generally accepted accounting principles. The adoption of SOP 97-2 did not result in a significant change in the Company's revenue recognition practices.

        Earnings per share are computed using the weighted average number of shares outstanding and dilutive Common Stock equivalents (options and warrants).

        In 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," and accordingly has included a separate Statement of Comprehensive Income following the Company's Consolidated Income Statements. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders.

        These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


B.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

        In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for public enterprises' reporting of information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented; however, the interim reporting provisions of SFAS No. 131 are not required to be applied in the initial year of adoption. Management is currently evaluating the requirements of SFAS No. 131.


C.  CERTAIN BALANCE SHEET ITEMS

          The components of inventories are:

                                                          MARCH 31,       December 31,
                                                             1998             1997
                                                           --------         --------
                                                                     (thousands)
Raw materials .....................................        $  3,055         $  2,779
Work in process ...................................           2,511            2,448
Finished goods ....................................           6,387            6,054
                                                           --------         --------
                                                           $ 11,953         $ 11,281
                                                           ========         ========

   Property and equipment consist of the following:

Manufacturing and development equipment ...........        $ 18,395         $ 17,645
Furniture and office equipment ....................           8,060            7,773
Demonstration equipment ...........................           3,864            3,964
Leasehold improvements ............................           1,447            1,397
                                                           --------         --------
                                                             31,766           30,779

Less, accumulated depreciation and amortization ...         (21,852)         (20,938)
                                                           --------         --------
Property and equipment, net .......................        $  9,914         $  9,841
                                                           ========         ========





D.  RELATED PARTY TRANSACTIONS

         Sales to related parties consist of, and amounts due from related parties are, the result of transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board.


E.  INCOME TAXES

         For the three months ended March 31, 1998, an estimated effective tax rate of 38% was applied as compared with an effective tax rate of 32% for the three months ended March 31, 1997, and represented federal, state and foreign taxes on the Company's income reduced by research and development and foreign tax credits. The provision for the three months ended March 31, 1997 was principally foreign taxes on the income of the Company's Japanese subsidiary and the provision for taxes on the Company's U.S. taxable income at the federal alternative minimum tax rate and applicable state taxes, and reflected the Company's ability to utilize a portion of its prior years' U.S. loss carryforwards.

F.  BORROWINGS

        The Company has a $10.0 million line of credit with a U.S. bank and lines of credit aggregating $2.6 million available to the Company's Japanese subsidiary from various Japan-based banks.

        The Company's $10.0 million line of credit is collateralized by substantially all of the Company's assets, bears interest at, or in some cases below, the U.S. prime rate (8.5% at March 31, 1998), and expires June 30, 1998 if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance. There have been no borrowings under this credit facility.

        The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.6 million with interest at the Japanese prime rate (1.625% at March 31, 1998) plus 0.125% per annum which expire between August 5, 1998, and March 31, 1999, if not renewed. There have been no borrowings under these lines of credit.


G.  MAJOR CUSTOMERS

        Sales to Telkom SA Limited and Bell Atlantic Corporation represented 19% and 15%, respectively, of revenues for the first quarter of 1998. Sales to Nippon Telegraph and Telephone and Bell Atlantic Corporation represented 14% and 11%, respectively, of revenues for the first quarter of 1997.

H.  EARNINGS PER SHARE

        The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the three months ended March 31, 1998 and 1997:

                                              NET INCOME         SHARES       PER-SHARE
                                             (NUMERATOR)       (DENOMINATOR)   AMOUNT
                                             -----------       -------------  ---------
FOR THE THREE MONTHS ENDED MARCH 31, 1998:        (thousands except per-share amount)

Basic EPS...............................    $   6,656            26,330         $0.25
Effect of Dilutive Securities - Stock
    Options and Warrants................           --             2,910
                                            ---------            ------
Diluted EPS.............................    $   6,656            29,240         $0.23
                                            =========            ======         =====

FOR THE THREE MONTHS ENDED MARCH 31, 1997:

Basic EPS...............................    $   1,628            24,414         $0.07
Effect of Dilutive Securities - Stock
    Options and Warrants................           --             2,244
                                            ---------            ------
Diluted EPS.............................    $   1,628            26,658         $0.06
                                            =========            ======         =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report and the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentages that certain statement of operations items bear to total revenues:

                                              Percentage of Revenues
                                                Three Months Ended
                                                    March 31,
                                             ----------------------
                                               1998           1997
                                             -------        -------

    Revenues ........................          100.0%         100.0%
    Cost of goods sold ..............           32.7           32.5
                                             -------        -------
    Gross profit ....................           67.3           67.5

    Research and development ........           16.0           21.6
    Selling, general & administrative           27.6           36.8
    Insurance recovery ..............           (4.8)            --
                                             -------        -------
    Total operating expenses ........           38.8           58.4
                                             -------        -------

    Income from operations ..........           28.5            9.1

    Interest and other income, net ..            2.3            2.5
                                             -------        -------
    Income before provision for
      income taxes ..................           30.8           11.6
    Provision for income taxes ......           11.7            3.7
                                             -------        -------
    Net income ......................           19.1%           7.9%
                                             =======        =======

        The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                                   Percentage of Revenues
                                      Three Months Ended
                                           March 31,
                                   ----------------------
                                      1998        1997
                                      ----        ----

Network switching .............         61%         42%
Intelligent network diagnostics         28          39
Data network diagnostics ......         11          19
                                      ----        ----
    Total .....................        100%        100%
                                      ====        ====


        The following table sets forth, for the periods indicated, the revenues by geographic territory as a percentage of total revenues:

                       Percentage of Revenues
                         Three Months Ended
                              March 31,
                       ----------------------
                           1998       1997
                           ----       ----
North America ...           56%         65%
Japan ...........           16          23
Europe ..........            4           6
Rest of the World           24           6
                           ---         ---
    Total .......          100%        100%
                           ===         ===





     THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE THREE MONTHS ENDED
                                 MARCH 31, 1997


        Revenues. The Company's revenues increased by $14.3 million, or 70%, during the first quarter of 1998 due primarily to higher sales of network switching products and intelligent network diagnostics products.

        Revenues from switching products increased by $12.6 million, or 146%, to $21.3 million primarily due to increased EAGLE STP market acceptance worldwide as reflected by higher international sales, the addition of EAGLE sales in the RBOC market, the addition of sales of the Company's Local Number Portability
(LNP) feature and higher sales of software enhancements and upgrades as a result of the larger installed base of the Company's EAGLE STP.

        Revenues from intelligent network diagnostics products increased by $1.8 million, or 22%, primarily due to continued strong demand for the Company's MGTS products in the U.S. and sales of MGTS-related development services in Japan.

        Revenues from data network diagnostics products declined as a percentage of revenues in the first quarter of 1998 and were flat in dollars compared with the first quarter of 1997. Lower sales of the Company's Chameleon products, particularly in Japan, were offset by increased sales of third party data diagnostics products in Japan by the Company's Japanese subsidiary.

        Revenues in North America increased by $6.2 million, or 47%, primarily as a result of higher EAGLE STP and MGTS product sales, partially offset by lower Chameleon product sales. Sales in Japan increased by $910,000, or 19%, due to higher sales of MGTS-related development services and third party diagnostics products. Other international revenues increased by $7.2 million, or 290%, due primarily to a large EAGLE STP sale in South Africa.

        The impact of exchange rate fluctuations on currency translations decreased revenues by $350,000, or 1%, and decreased net income by $25,000, or less than 1%, in the first quarter of 1997.

        The Company believes that its future revenue growth depends in large part upon a number of factors, including the continued market acceptance of the Company's products, particularly the EAGLE STP product, and new applications for the EAGLE STP such as the Company's LNP and related LSMS features. The Company expects that switching product sales will continue to grow in 1998 both in dollars and as a percentage of total revenues, although at a lower rate of growth than in 1997.

        Gross Profit. Gross profit as a percentage of revenues declined slightly to 67.3% in the first quarter of 1998 compared with 67.5% in the first quarter of 1997. Overall gross profit percentage benefited from higher switching product margins due to sales of larger EAGLE STP systems combined with increased revenues from STP software and upgrades, offset by a lower proportion of traditionally higher margin MGTS product sales.

        Research and Development. Research and development expenses increased overall by $1.1 million, or 25%, and decreased as a percentage of revenue to 16% in the first quarter of 1998 from 22% in the first quarter of 1997. The dollar increase was attributable principally to increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements primarily for switching and intelligent network diagnostics products. Based on expected revenues and expense levels, the Company believes that research and development expenses will continue to be higher in dollars and lower as a percentage of total revenues for the remainder of 1998 when compared with 1997.

        Selling, General and Administrative Expenses. Although selling, general and administrative expenses increased by $2.1 million, or 27%, such expenses decreased as a percentage of revenues to 28% in the first quarter of 1998 from 37% in the first quarter of 1997. The dollar increase was primarily due to increased personnel and commission expenses incurred as a result of the higher sales levels. Based on expected revenues and expense levels, the Company believes that selling, general and administrative expenses will continue to be higher in dollars and lower as a percentage of total revenues for the remainder of 1998 when compared with 1997.

        Insurance Recovery. During the first quarter of 1998, the Company recorded the proceeds from the settlement of an insurance claim in the amount of approximately $1.7 million, net of applicable costs. The net proceeds were recorded as a decrease in operating expenses for the quarter.

        Income Taxes. For the first quarter of 1998, an estimated effective tax rate of 38% was applied as compared with an effective tax rate of 32% for the first quarter of 1997, and represented federal, state and foreign taxes on the Company's income reduced by research and development and foreign tax credits. The provision for the first quarter of 1997 was principally foreign taxes on the income of the Company's Japanese subsidiary and the provision for taxes on the Company's U.S. taxable income at the federal alternative minimum tax rate and applicable state taxes, and reflected the Company's ability to utilize a portion of its prior years' U.S. loss carryforwards.

        The Company expects that its effective tax rate for the remainder of 1998 should approximate 38%; however, changes in assumptions regarding the Company's ability to utilize its deferred income tax assets and the level of various tax credits generated during 1998 may cause the effective tax rate to vary.

        LIQUIDITY AND CAPITAL RESOURCES

        During the three-month period ended March 31, 1998, cash and cash equivalents increased by $12.4 million to $51.1 million, after a net transfer of approximately $2.1 million to short-term and long-term investments. Operating activities, net of the effects of exchange rate changes on cash, provided $13.5 million. Financing activities, which represented proceeds from the issuance of Common Stock upon the exercise of options and warrants, provided $2.4 million, and $1.4 million was used for capital expenditures.

        Accounts receivable, including amounts due from related parties, decreased by 5% during the first three months of 1998 due primarily to lower sales in the first quarter of 1998 compared to the fourth quarter of 1997. Inventories increased by 6% during the first quarter of 1998 primarily to meet customer shipments scheduled for the second quarter of 1998. Trade accounts payable and accrued expenses increased by 28% and 19%, respectively, during the first quarter of 1998, primarily due to the timing of purchases, and accrued payroll decreased by 52% primarily due to the payment of 1997 employee bonuses. Deferred revenues increased by 18% during the first quarter of 1998 primarily as a result of the timing of EAGLE STP installations and increased deferred warranty service billings which are recognized ratably over the warranty period.

        Capital expenditures of $1.4 million during the first quarter of 1998 represented the planned addition of equipment principally for research and development, manufacturing operations and facility expansion.

        The Company has a $10.0 million line of credit with a U.S. bank and lines of credit aggregating $2.6 million available to the Company's Japanese subsidiary from various Japan-based banks.

        The Company's $10.0 million line of credit is collateralized by substantially all of the Company's assets, bears interest at, or in some cases below, the U.S. prime rate (8.5% at March 31, 1998), and expires June 30, 1998 if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance. There have been no borrowings under this credit facility.

        The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.6 million with interest at the Japanese prime rate (1.625% at March 31, 1998) plus 0.125% per annum which expire between August 5, 1998 and March 31, 1999, if not renewed. There have been no borrowings under these lines of credit.

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

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for public enterprises' reporting of information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented; however, the interim reporting provisions of SFAS No. 131 are not required to be applied in the initial year of adoption. Management is currently evaluating the requirements of SFAS No. 131.

        READINESS FOR YEAR 2000

        As the year 2000 approaches, a critical industrywide issue has emerged regarding how existing application software programs and operating systems can accommodate the year 2000 date value. The Company is currently in the preliminary stages of conducting a comprehensive review of its computer systems, products and significant vendors to identify the systems and products which could be affected by this issue. Based on the results of the review conducted to date, management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system or product improvements in order to be year 2000 compliant. To the extent the Company's products, systems or significant vendors are not fully year 2000 compliant, there can be no assurance that such noncompliance will not result in product failures, systems interruptions or significant costs necessary to update software that, alone or in the aggregate, would not have a material adverse effect on the Company's business, financial condition, results of operations, cash flows or business prospects.

        "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
         ACT OF 1995

        The statements which are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve certain risks and uncertainties including, but not limited to, timing of significant orders and shipments, product mix, customer acceptance of the Company's products, capital spending patterns of customers, competition and pricing, new product introductions by the Company or its competitors, carrier deployment of intelligent network services, the timing of research and development expenditures, regulatory changes, general economic conditions and other risks described in the Company's Annual Report on Form 10-K and in certain of the Company's other Securities and Exchange Commission filings.

PART II --OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

        10.1   Officer Bonus Plan for the year ended December 31, 1998

        10.2 Agreement dated September 9, 1997 between the Company and Shigeru Suzuki(1) as amended by agreement dated January 6, 1998

        10.3 Form of Stock Award Agreement dated January 24, 1998 between the Registrant and its non-employee directors and schedule of directors

        10.4 Employment Offer Letter dated February 11, 1998 between the Registrant and Michael Margolis

        10.5 Stock Award Agreement dated February 17, 1998 between the Registrant and Michael Margolis

        27.1 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

-------------

        (1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1997

        (b)    Reports

               No reports on Form 8-K were filed by the Company during the three months ended March 31, 1998.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TEKELEC






May 13, 1998

                                         /s/ Michael L. Margolis
                                         --------------------------------------
                                         Michael L. Margolis
                                         President and Chief Executive Officer
                                         (Duly authorized officer)







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

INDEX TO EXHIBITS

                                                                        Sequentially
Exhibit                                                                   Numbered
Number                     Description                                      Page
------                     -----------                                      ----

10.1        Officer Bonus Plan for the year ended December 31, 1998

10.2        Amended agreement dated January 6, 1998 between the
            Registrant and Shigeru Suzuki

10.3 Form of Stock Award Agreement dated January 24, 1998 between the Registrant and its non-employee directors and schedule of directors

10.4 Employment Offer Letter dated February 11, 1998 between the Registrant and Michael Margolis

10.5 Stock Award Agreement dated February 17, 1998 between the Registrant and Michael Margolis

27.1 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)