Form 10-Q
period 1998-06-30
TEKELEC
filed 1998-08-14
CIK 790705

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998

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

                                 Yes [X] No [ ]

        As of August 3, 1998, there were 53,798,655 shares of the registrant's common stock, without par value, outstanding.

                                     TEKELEC
                                    FORM 10-Q
                                      INDEX


PART I -- FINANCIAL INFORMATION                                                          PAGE
                                                                                         ----
Item 1.        Consolidated Financial Statements

               Consolidated Balance Sheets at June 30, 1998
               and December 31, 1997                                                       3

               Consolidated Income Statements for the three  and six
               months ended June 30, 1998 and 1997                                         4

               Consolidated Statements of Comprehensive Income for the three
               and six months ended June 30, 1998 and 1997                                 5

               Consolidated Statements of Cash Flow for the six
               months ended June 30, 1998 and 1997                                         6

               Notes to Consolidated Financial Statements                                  7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                        12

PART II -- OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders                        19

Item 5.        Other Information                                                          19

Item 6.        Exhibits and Reports on Form 8-K                                           20

SIGNATURES

PART  I -- FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                                     TEKELEC
                           CONSOLIDATED BALANCE SHEETS


                                                                 JUNE 30,          December 31,
                                                                   1998                1997
                                                               -------------       -------------
                                                                 (thousands, except share data)
                       ASSETS                                   (unaudited)           (audited)
CURRENT ASSETS:
    Cash and cash equivalents ..........................       $      53,200       $      38,748
    Short-term investments, at fair value ..............              26,435              19,773
    Accounts and notes receivable, less
      allowances of $634 and $469, respectively ........              37,569              29,141
    Inventories ........................................              10,822              11,281
    Amounts due from related parties ...................               1,844               2,286
    Income taxes receivable ............................                  58                 805
    Deferred income taxes, net .........................               8,352               8,309
    Prepaid expenses and other current assets ..........               2,175               1,760
                                                               -------------       -------------
        Total current assets ...........................             140,455             112,103
Long-term investments, at fair value ...................              13,744              11,997
Property and equipment, net ............................               9,770               9,841
Deferred income taxes, net .............................               2,164               1,999
Other assets ...........................................                 555                 525
                                                               -------------       -------------
        Total assets ...................................       $     166,688       $     136,465
                                                               =============       =============


           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable .............................       $       6,976       $       4,919
    Accrued expenses ...................................               8,258               5,862
    Accrued payroll and related expenses ...............               3,802               6,846
    Current portion of deferred revenues ...............               9,572               7,693
    Income taxes payable ...............................               1,778                 429
                                                               -------------       -------------
        Total current liabilities ......................              30,386              25,749
    Long-term portion of deferred revenues .............               2,325               2,839
                                                               -------------       -------------
        Total liabilities ..............................       $      32,711       $      28,588
                                                               -------------       -------------

SHAREHOLDERS' EQUITY:
    Common stock, without par value,
        200,000,000 shares authorized; 53,717,339 and
        52,252,086 shares issued and outstanding,
        respectively ...................................              87,616              75,627
    Retained earnings ..................................              47,896              32,875
    Cumulative translation adjustment ..................              (1,535)               (625)
                                                               -------------       -------------
        Total shareholders' equity .....................             133,977             107,877
                                                               -------------       -------------
        Total liabilities and shareholders' equity .....       $     166,688       $     136,465
                                                               =============       =============


See notes to consolidated financial statements.

                                     TEKELEC
                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)


                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                              June 30,
                                                        --------------------------------      --------------------------------
                                                            1998                1997              1998                1997
                                                        -------------      -------------      -------------      -------------
                                                                         (thousands, except per share data)
REVENUES:
    Sales to third parties .......................      $      41,669      $      24,279      $      75,367      $      43,619
    Sales to related parties .....................              1,280                798              2,490              2,035
                                                        -------------      -------------      -------------      -------------
        Total revenues ...........................             42,949             25,077             77,857             45,654

COSTS AND EXPENSES:
    Cost of goods sold ...........................             14,131              9,012             25,536             15,690
    Research and development .....................              5,783              4,789             11,351              9,257
    Selling, general and administrative ..........             10,659              7,914             20,292             15,481
    Insurance recovery ...........................                 --                 --             (1,663)                --
                                                        -------------      -------------      -------------      -------------
        Total costs and expenses .................             30,573             21,715             55,516             40,428
                                                        -------------      -------------      -------------      -------------

Income from operations ...........................             12,376              3,362             22,341              5,226
Other income (expense):
    Interest, net ................................              1,150                513              2,129              1,029
    Other, net ...................................                (38)               (29)              (247)               (12)
                                                        -------------      -------------      -------------      -------------
        Total other income .......................              1,112                484              1,882              1,017
                                                        -------------      -------------      -------------      -------------

Income before provision for income taxes .........             13,488              3,846             24,223              6,243
    Provision for income taxes ...................              5,123                476              9,202              1,245
                                                        -------------      -------------      -------------      -------------
        NET INCOME ...............................      $       8,365      $       3,370      $      15,021      $       4,998
                                                        =============      =============      =============      =============

EARNINGS PER SHARE:
    Basic ........................................      $        0.16      $        0.07      $        0.28      $        0.10
    Diluted ......................................               0.14               0.06               0.26               0.09

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic ........................................             53,434             49,856             53,043             49,353
    Diluted ......................................             59,049             55,176             58,760             54,257


See notes to consolidated financial statements.

                                     TEKELEC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                                             Three Months Ended                   Six Months Ended
                                                                  June 30,                             June 30,
                                                      --------------------------------     --------------------------------
                                                          1998                1997             1998                1997
                                                      -------------      -------------     -------------      -------------
                                                                                     (thousands)
NET INCOME .......................................    $       8,365      $       3,370     $      15,021      $       4,998

Other comprehensive income:
    Foreign currency translation adjustments .....             (607)             1,128              (910)               331
                                                      -------------      -------------     -------------      -------------
COMPREHENSIVE INCOME .............................    $       7,758      $       4,498     $      14,111      $       5,329
                                                      =============      =============     =============      =============


See notes to consolidated financial statements.

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                                           Six Months Ended
                                                                                June 30,
                                                                     --------------------------------
                                                                          1998              1997
                                                                     -------------      -------------
                                                                               (thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income ..................................................    $      15,021      $       4,998
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization ...............................            2,722              2,228
    Deferred income taxes .......................................             (245)                --
    Changes in current assets and liabilities:
        Accounts and notes receivable ...........................           (8,705)            (6,509)
        Inventories .............................................              384             (4,784)
        Amounts due from related parties ........................              441                  7
        Income taxes receivable .................................              733                 --
        Prepaid expenses and other current assets ...............             (422)            (1,836)
        Trade accounts payable ..................................            2,254                186
        Accrued expenses ........................................            2,449                  1
        Accrued payroll and related expenses ....................           (3,026)               (26)
        Deferred revenues .......................................            1,401              6,694
        Income taxes payable ....................................            8,170               (192)
                                                                     -------------      -------------
        Total adjustments .......................................            6,156             (4,231)
                                                                     -------------      -------------
        Net cash  provided by operating activities ..............           21,177                767
                                                                     -------------      -------------
CASH FLOW FROM INVESTING ACTIVITIES:
    Proceeds from maturity of available-for-sale securities .....           17,000             15,000
    Purchase of available-for-sale securities ...................          (25,409)            (8,051)
    Purchase of property and equipment ..........................           (2,704)            (3,304)
    (Increase) Decrease in other assets .........................              (64)                11
                                                                     -------------      -------------
        Net cash provided by (used in) investing activities .....          (11,177)             3,656
                                                                     -------------      -------------
CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock ......................            5,219              3,337
                                                                     -------------      -------------
        Net cash provided by financing activities ...............            5,219              3,337
                                                                     -------------      -------------
Effect of exchange rate changes on cash .........................             (767)               293
                                                                     -------------      -------------
    Net change in cash and cash equivalents .....................           14,452              8,053
Cash and cash equivalents at beginning of period ................           38,748             17,211
                                                                     -------------      -------------
Cash and cash equivalents at end of period ......................    $      53,200      $      25,264
                                                                     =============      =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW ACTIVITY:
    Tax benefit related to stock options ........................    $       6,770      $          --


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

        The Company operates under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the three and six months ended June 30, 1998 and 1997 are for the thirteen and twenty-six weeks ended July 3, 1998 and June 27, 1997, respectively.

        In 1998, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition," which addresses software revenue recognition under generally accepted accounting principles. The adoption of SOP 97-2 did not result in a significant change in the Company's revenue recognition practices.

        In 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," and accordingly has included a separate Statement of Comprehensive Income. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders.

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

C.  CERTAIN BALANCE SHEET ITEMS

          The components of inventories are:


                                                               JUNE 30,         December 31,
                                                                 1998               1997
                                                             -------------      -------------
                                                                       (thousands)
Raw materials .........................................      $       3,915      $       3,738
Work in process .......................................              1,593              2,448
Finished goods ........................................              5,314              5,095
                                                             -------------      -------------
                                                             $      10,822      $      11,281
                                                             =============      =============

   Property and equipment consist of the following:

Manufacturing and development equipment ...............      $      19,157      $      17,645
Furniture and office equipment ........................              8,413              7,773
Demonstration equipment ...............................              3,755              3,964
Leasehold improvements ................................              1,471              1,397
                                                             -------------      -------------
                                                                    32,796             30,779

Less, accumulated depreciation and amortization .......            (23,026)           (20,938)
                                                             -------------      -------------
Property and equipment, net ...........................      $       9,770      $       9,841
                                                             =============      =============


D.  RELATED PARTY TRANSACTIONS

         Sales to related parties consist of, and amounts due from related parties are, the result of transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board.

E.   INCOME TAXES

         For the three- and six-month periods ended June 30, 1998, an estimated effective tax rate of 38% was applied as compared with effective tax rates of 12% and 20% for the three- and six-month periods ended June 30, 1997, respectively, and represented federal, state and foreign taxes on the Company's income reduced primarily by research and development and foreign tax credits. The provision for the three- and six-month periods ended June 30, 1997 were principally foreign taxes on the income of the Company's Japanese subsidiary and the provision for taxes on the Company's U.S.

taxable income at the federal alternative minimum tax rate and applicable state taxes, and reflected the Company's ability to utilize a portion of its prior years' U.S. loss carryforwards.

F.  BORROWINGS

        In July 1998, the Company renewed its line of credit with a U.S. bank and increased the maximum credit available under this line to $15.0 million. The company also has lines of credit aggregating $2.5 million available to its Japanese subsidiary from various Japan-based banks.

        The Company's $15.0 million line of credit is collateralized by substantially all of the Company's assets, bears interest at, or in some cases below, the U.S. prime rate (8.5% at June 30, 1998), and expires June 30, 2000 if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance. There have been no borrowings under this credit facility.

        The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.5 million with interest at the Japanese prime rate (1.625% at June 30, 1998) plus 0.125% per annum which expire between November 20, 1998, and March 31, 1999, if not renewed. There have been no borrowings under these lines of credit.

G.  MAJOR CUSTOMERS

        Sales to Telkom SA Limited represented 14% and 16% of revenues for the three- and six-month periods ended June 30, 1998, respectively, and sales to Nextel represented 12% of revenues for the three-month period ended June 30, 1998. Sales to Bell Atlantic Corporation represented 15% and 13% of revenues for the three- and six-month periods ended June 30, 1997, respectively, and sales to Nippon Telegraph & Telephone represented 11% of revenues for the six-month period ended June 30, 1997.

H.  EARNINGS PER SHARE

        The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per-share computations for the three- and six-month periods ended June 30, 1998 and 1997:


                                                    NET INCOME         SHARES        PER-SHARE
                                                    (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                   -------------    -------------    ---------
FOR THE THREE MONTHS ENDED JUNE 30, 1998:              (thousands except per share amount)
Basic EPS ...................................      $       8,365           53,434      $  0.16
Effect of Dilutive Securities - Stock
    Options and Warrants ....................                 --            5,615
                                                   -------------    -------------
Diluted EPS .................................      $       8,365           59,049      $  0.14
                                                   =============    =============

FOR THE THREE MONTHS ENDED JUNE 30, 1997:

Basic EPS ...................................      $       3,370           49,856      $  0.07
Effect of Dilutive Securities - Stock
    Options and Warrants ....................                 --            5,320
                                                   -------------    -------------
Diluted EPS .................................      $       3,370           55,176      $  0.06
                                                   =============    =============

FOR THE SIX MONTHS ENDED JUNE 30, 1998:

Basic EPS ...................................      $      15,021           53,043      $  0.28
Effect of Dilutive Securities - Stock
    Options and Warrants ....................                 --            5,717
                                                   -------------    -------------
Diluted EPS .................................      $      15,021           58,760      $  0.26
                                                   =============    =============

FOR THE SIX MONTHS ENDED JUNE 30, 1997:

Basic EPS ...................................      $       4,998           49,353      $  0.10
Effect of Dilutive Securities - Stock
    Options and Warrants ....................                 --            4,904
                                                   -------------    -------------
Diluted EPS .................................      $       4,998           54,257     $  0.09
                                                   =============    =============

I.   COMMON STOCK

     All references to numbers of shares and per share amounts have been retroactively adjusted to reflect the two-for-one split of the Company's common stock distributed July 6, 1998 to all shareholders of record on June 19, 1998.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentages that certain consolidated income statement items bear to total revenues:


                                                              Percentage of Revenues
                                           --------------------------------------------------------------
                                                 Three Months Ended               Six Months Ended
                                                      June 30,                        June 30,
                                           -----------------------------   ------------------------------
                                                1998           1997             1998             1997
                                           -------------   -------------   -------------    -------------
Revenues ............................              100.0%          100.0%          100.0%           100.0%
Cost of goods sold ..................               32.9            35.9            32.8             34.4
                                           -------------   -------------   -------------    -------------
Gross profit ........................               67.1            64.1            67.2             65.6

Research and development ............               13.5            19.1            14.6             20.3
Selling, general & administrative ...               24.8            31.6            26.0             33.9
Insurance recovery ..................                 --              --            (2.1)              --
                                           -------------   -------------   -------------    -------------
Total operating expenses ............               38.3            50.7            38.5             54.2
                                           -------------   -------------   -------------    -------------

Income from operations ..............               28.8            13.4            28.7             11.4

Interest and other income, net ......                2.6             1.9             2.4              2.2
                                           -------------   -------------   -------------    -------------
Income before provision for
  income taxes ......................               31.4            15.3            31.1             13.6
Provision for income taxes ..........               11.9             1.9            11.8              2.7
                                           -------------   -------------   -------------    -------------
Net income ..........................               19.5%           13.4%           19.3%            10.9%
                                           =============   =============   =============    =============

        The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:


                                                         Percentage of Revenues
                                         -------------------------------------------------------
                                              Three Months Ended          Six Months Ended
                                                   June 30,                    June 30,
                                         --------------------------- ---------------------------
                                              1998         1997           1998          1997
                                         ------------- ------------- ------------- -------------
Network switching .................                 65%           52%           63%           47%
Intelligent network diagnostics ...                 28            31            28            35
Data network diagnostics ..........                  7            17             9            18
                                         ------------- ------------- ------------- -------------
    Total .........................                100%          100%          100%          100%
                                         ============= ============= ============= =============


        The following table sets forth, for the periods indicated, the revenues by geographic territory as a percentage of total revenues:


                                          Percentage of Revenues
                           -----------------------------------------------------
                               Three Months Ended          Six Months Ended
                                    June 30,                    June 30,
                           -------------------------   -------------------------
                               1998         1997          1998          1997
                           -----------   -----------   -----------   -----------
North America ..........            62%           73%           59%           69%
Japan ..................            12            13            14            18
Europe .................             6             5             5             5
Rest of the World ......            20             9            22             8
                           -----------   -----------   -----------   -----------
     Total .............           100%          100%          100%          100%
                           ===========   ===========   ===========   ===========


      THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE THREE MONTHS ENDED
                                  JUNE 30, 1997


        Revenues. The Company's revenues increased by $17.9 million, or 71%, during the second quarter of 1998 due primarily to higher sales of network switching products and intelligent network diagnostics products, partially offset by lower sales of data network diagnostics products.

        Revenues from switching products increased by $15.1 million, or 116%, to $28.1 million due primarily to increased EAGLE STP market acceptance worldwide and secondarily to higher sales of software enhancements and upgrades to the Company's larger EAGLE STP installed base.

        Revenues from intelligent network diagnostics products increased by $4.0 million, or 51%, due primarily to higher sales of the Company's MGTS products internationally and sales of MGTS-related development services in Japan.

        Revenues from data network diagnostics products decreased by $1.2 million, or 30%, due to lower sales of the Company's Chameleon products, particularly in Japan, partially offset by increased sales of third-party data diagnostics products in Japan by the Company's Japanese subsidiary.

        Revenues in North America increased by $8.4 million, or 46%, primarily as a result of higher EAGLE STP sales. Sales in Japan increased by $1.9 million, or 59%, due to higher sales of MGTS-related development services and third-party data diagnostics products, partially offset by lower Chameleon product sales. Revenues in Europe increased by $1.2 million, or 102%, due to higher EAGLE STP and MGTS product sales. Other international revenues increased by $6.3 million, or 279%, due primarily to a large EAGLE STP sale in South Africa.

        The impact of exchange rate fluctuations on currency translations decreased revenues by $826,000, or 2%, and decreased net income by $13,000, or less than 1%, in the second quarter of 1998.

        The Company believes that its future revenue growth depends in large part upon a number of factors, including the continued market acceptance of the Company's switching and intelligent network diagnostics products, particularly the EAGLE STP product, and new applications for the EAGLE STP. The Company expects that switching product sales will continue to grow in 1998 both in dollars and as a percentage of total revenues, although at a lower rate of growth than in 1997.

        Gross Profit. Gross profit as a percentage of revenues increased to 67.1% in the second quarter of 1998 compared with 64.1% in the second quarter of 1997. Overall gross profit percentage benefited from higher switching product margins due to sales of larger EAGLE STP systems combined with increased revenues from STP software and upgrades, and improved manufacturing efficiencies as a result of higher sales volumes.

        Research and Development. Research and development expenses increased overall by $1.0 million, or 21%, and decreased as a percentage of revenue to 14% in the second quarter of 1998 from 19% in the second quarter of 1997. The dollar increase was attributable principally to increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements primarily for switching and intelligent network diagnostics products. Based on expected revenues and expense levels, the Company believes that research and development expenses will continue to be higher in dollars and lower as a percentage of total revenues for the remainder of 1998 when compared with 1997.

        Selling, General and Administrative Expenses. Although selling, general and administrative expenses increased by $2.7 million, or 35%, such expenses decreased as a percentage of revenues to 25% in the second quarter of 1998 from 32% in the second quarter of 1997. The dollar increase was primarily due to increased personnel and commission expenses incurred as a result of the higher sales levels. Based on expected revenues and expense levels, the Company believes that selling, general and administrative expenses will continue to be higher in dollars and lower as a percentage of total revenues for the remainder of 1998 when compared with 1997.

        Interest Income. Interest income increased by $637,000, or 124%, during the second quarter of 1998 due primarily to higher cash and investment balances compared to the second quarter of 1997.

     Income Taxes. For the second quarter of 1998, an estimated effective tax rate of 38% was applied as compared with an effective tax rate of 12% for the second quarter of 1997, and represented federal, state and foreign taxes on the Company's income reduced primarily by research and development and foreign tax credits. The provision for the second quarter of 1997 was principally foreign taxes on the income of the Company's Japanese subsidiary and the provision for taxes on the Company's U.S. taxable income at the federal alternative minimum tax rate and applicable state taxes, and reflected the Company's ability to utilize a portion of its prior years' U.S. loss carryforwards.

        The Company expects that its effective tax rate for the remainder of 1998 should approximate 38%; however, changes in assumptions regarding the Company's ability to utilize its deferred income tax assets and the level of various tax credits generated during 1998 may cause the effective tax rate to vary.


        SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE SIX MONTHS ENDED
                                  JUNE 30, 1997


        Revenues. The Company's revenues increased by $32.2 million, or 71%, during the first six months of 1998 due to higher sales primarily of network switching products and secondarily of intelligent network diagnostics products.

        Revenues from switching products increased by $27.7 million, or 128%, to $49.4 million primarily due to increased EAGLE STP market acceptance worldwide including substantially higher international sales and higher sales of EAGLE STP features, software enhancements and upgrades to the Company's larger EAGLE STP installed base.

        Revenues from intelligent network diagnostics products increased by $5.8 million, or 36%, to $21.7 million, due primarily to sales of MGTS-related development services in Japan and continued strong demand for the Company's MGTS products worldwide.

        Revenues from data network diagnostics products decreased by $1.3 million, or 16%, due primarily to lower second quarter sales of the Company's Chameleon products, particularly in Japan, partially offset by increased sales of third party data diagnostics products in Japan by the Company's Japanese subsidiary.

        Revenues in North America increased by $14.6 million, or 46%, primarily as a result of higher EAGLE STP sales. Sales in Japan increased by $2.9 million, or 36%, due to higher sales of MGTS-related development services and third party data diagnostics products, partially offset by lower Chameleon product sales. Revenues in Europe increased by $1.6 million, or 66%, due primarily to higher MGTS and EAGLE STP product sales. Other international revenues increased by $13.2 million, or 368%, due primarily to large EAGLE STP sales in South Africa.

        The impact of exchange rate fluctuations on currency translations decreased revenues by $1.2 million, or 1%, and decreased net income by $39,000, or less than 1%, in the first six months of 1998.

        Gross Profit. Gross profit as a percentage of revenues increased to 67.2% in the first six months of 1998 compared with 65.6% in the first six months of 1997, due to higher switching product margins attributable primarily to sales of larger EAGLE STP systems and increased revenues from STP software and upgrades, and improved manufacturing efficiencies due to higher sales volumes.

        Research and Development. Although research and development expenses increased overall by $2.1 million, or 23%, such expenses decreased as a percentage of revenue to 15% in the first six months of 1998 from 20% in the first six months of 1997. The dollar increase was attributable principally to increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements primarily for switching and intelligent network diagnostics products.

        Selling, General and Administrative Expenses. Although selling, general and administrative expenses increased by $4.8 million, or 31%, such expenses decreased as a percentage of revenues to 26% in the first six months of 1998 from 34% in the first six months of 1997. The dollar increase was due primarily to increased personnel and commission expenses incurred as a result of the higher sales levels.

        Insurance Recovery. During the first quarter of 1998, the Company recorded the proceeds from the settlement of an insurance claim in the amount of approximately $1.7 million, net of applicable costs. The net proceeds were recorded as a decrease in operating expenses in the first quarter of 1998.

        Interest Income. Interest income increased by $1.1 million, or 107%, during the first six months of 1998 due primarily to higher cash and investment balances compared to the first six months of 1997.

     Income Taxes. For the first six months of 1998, an estimated effective tax rate of 38% was applied as compared with an effective tax rate of 20% for the first six months of 1997, and represented federal, state and foreign taxes on the Company's income reduced primarily by research and development and foreign tax credits. The provision for 1997 was principally foreign taxes on the income of the Company's Japanese subsidiary and the provision for taxes on the Company's U.S.

taxable income at the federal alternative minimum tax rate and applicable state taxes, and reflected the Company's ability to utilize a portion of its prior years' U.S. loss carryforwards.

        LIQUIDITY AND CAPITAL RESOURCES

        During the six-month period ended June 30, 1998, cash and cash equivalents increased by $14.5 million to $53.2 million, after a net transfer of approximately $8.4 million to short-term and long-term investments. Operating activities, net of the effects of exchange rate changes on cash, provided $20.4 million. Financing activities, which represented proceeds from the issuance of Common Stock upon the exercise of options and warrants, provided $5.2 million, and $2.7 million was used for capital expenditures.

        Accounts receivable, including amounts due from related parties, increased by 25% during the first six months of 1998 due primarily to higher international sales in the second quarter of 1998 compared to the fourth quarter of 1997, which typically carry longer payment terms. Trade accounts payable and accrued expenses increased by 42% and 41%, respectively, during the first six months of 1998, primarily due to the timing of purchases, and accrued payroll decreased by 44% primarily due to the payment in 1998 of 1997 employee bonuses. Deferred revenues increased by 13% during the first six months of 1998 primarily as a result of the timing of EAGLE STP installations and related revenues.

        Capital expenditures of $2.7 million during the first six months of 1998 represented the planned addition of equipment principally for research and development, manufacturing operations and facility expansion.

        In July 1998, the Company renewed its line of credit with a U.S. bank and increased the maximum credit available under this line to $15.0 million. The company also has lines of credit aggregating $2.5 million available to its Japanese subsidiary from various Japan-based banks.

        The Company's $15.0 million line of credit is collateralized by substantially all of the Company's assets, bears interest at, or in some cases below, the U.S. prime rate (8.5% at June 30, 1998), and expires June 30, 2000 if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance. There have been no borrowings under this credit facility.

        The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.5 million with interest at the Japanese prime rate (1.625% at June 30, 1998) plus 0.125% per annum which expire between November 20, 1998 and March 31, 1999, if not renewed. There have been no borrowings under these lines of credit.

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

        READINESS FOR YEAR 2000

        As the year 2000 approaches, a critical industry-wide issue has emerged regarding how existing application software programs and operating systems can accommodate the year 2000 date value. The Company is currently conducting a comprehensive review of its computer systems, products and significant vendors to identify the systems and products which could be affected by this issue. Based on the results of the review conducted to date, management does not anticipate that the Company will incur significant remediation expenses or be required to invest heavily in computer system or product improvements in order to be year 2000 compliant. To the extent the Company's products, systems or significant vendors are not fully year 2000 compliant, there can be no assurance that such noncompliance will not result in product failures, systems interruptions or significant costs necessary to update software that, alone or in the aggregate, would not have a material adverse effect on the Company's business, financial condition, results of operations, cash flows or business prospects.

        "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        The statements which are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the current belief, expectations or intent of the Company's management. These statements are subject to and involve certain risks and uncertainties including, but not limited to, timing of significant orders and shipments, product mix, customer acceptance of the Company's products, capital spending patterns of customers, competition and pricing, new product introductions by the Company or its competitors, carrier deployment of intelligent network services, the timing of research and development expenditures, regulatory changes, general economic conditions and other risks described in the Company's Annual Report on Form 10-K and in certain of the Company's other Securities and Exchange Commission filings. Actual results may differ materially from those expressed or implied in such forward-looking statements.

PART II -- OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) On May 15, 1998, the Company held its 1998 Annual Meeting of Shareholders (the "Annual Meeting").

        (b) At the Annual Meeting, the following persons were elected as directors of the Company. The number of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name.


NAME OF DIRECTOR                              VOTES CAST FOR DIRECTOR            VOTES WITHHELD
----------------                              -----------------------            --------------
Robert V. Adams                                      42,651,260                    1,432,774
Jean-Claude Asscher                                  43,628,580                      455,454
Daniel L. Brenner                                    43,628,580                      455,454
Michael L. Margolis                                  43,628,580                      455,454
Howard Oringer                                       43,628,580                      455,454
Jon F. Rager                                         43,628,580                      455,454


        (c) At the Annual Meeting, the shareholders approved, with 35,775,316 votes cast in favor and 8,266,742 votes cast against, an amendment to the Company's 1994 Stock Option Plan increasing the aggregate number of shares of Common Stock authorized for issuance thereunder from 12,000,000 to 14,000,000. There were 41,976 abstentions and no broker nonvotes with respect to this matter.

        (d) At the Annual Meeting, with 44,013,812 votes cast in favor, the shareholders ratified the appointment of Coopers & Lybrand L.L.P. (now known as PricewaterhouseCoopers LLP) as independent accountants of the Company for the year ending December 31, 1998. 20,778 votes were cast against such ratification, and there were 49,444 abstentions with respect to this matter.

        All share numbers referenced above have been retroactively adjusted to reflect the two-for-one stock split of the Company's common stock distributed July 6, 1998 to shareholders of record on June 19, 1998.

ITEM 5. OTHER INFORMATION

Notice of any shareholder proposal to be presented at the Company's Annual Meeting of Shareholders to be held in 1999 that is not submitted to the Company pursuant to SEC Rule 14a-8 will be considered untimely if not received by the Company on or before February 20, 1999.

PART II -- OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

        3.1     Amended and Restated Articles of Incorporation of the
                Registrant

        10.1 Employment Offer Letter dated April 1, 1998 between the Registrant and Ronald W. Buckly

        10.2 Credit Agreement dated October 22, 1996 between the Registrant and Imperial Bank (1), as amended by First Amendment to Credit Agreement dated July 15, 1998, together with Promissory Note of the Registrant dated July 15, 1998

        10.3 1994 Stock Option Plan, including forms of stock option agreements(2), as amended February 4, 1995(3), March 3, 1995(3), January 27, 1996(4), February 26, 1997(5), March 19, 1997(5)
                and March 20, 1998


        27.1 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)


-----------------------------

      (1) Incorporated by reference to the Registrants Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1997.

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


                                       TEKELEC






August 13, 1998

                                       /s/ Michael L. Margolis
                                       -------------------------------------
                                       Michael L. Margolis
                                       President and Chief Executive Officer
                                       (Duly authorized officer)







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

INDEX TO EXHIBITS


                                                                                    Sequentially
Exhibit                                                                                Numbered
Number                  Description                                                       Page
------                  -----------                                                 ------------
3.1            Amended and Restated Articles of Incorporation of the Registrant

10.1           Employment Offer Letter dated April 1, 1998 between the
               Registrant and Ronald W. Buckly

10.2 First Amendment to Credit Agreement dated July 15, 1998, between the Registrant and Imperial Bank, together with Promissory Note of the Registrant dated July 15, 1998

10.3           Amendment to 1994 Stock Option Plan dated March 20, 1998

27.1 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)