Form 10-Q
period 1998-09-30
TEKELEC
filed 1998-11-16
CIK 790705

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998

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

Yes [X]    No [ ]


         As of November 2, 1998 there were 54,118,238 shares of the registrant's common stock, without par value, outstanding.

                                     TEKELEC
                                    FORM 10-Q
                                      INDEX


PART I -- FINANCIAL INFORMATION                                                 PAGE
                                                                                ----
Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets at September 30, 1998
             and December 31, 1997                                                3

             Consolidated Income Statements for the three
             and nine months ended September 30, 1998 and 1997                    4

             Consolidated Statements of Comprehensive Income for the
             three and nine months ended September 30, 1998 and 1997              5

             Consolidated Statements of Cash Flow for the
             nine months ended September 30, 1998 and 1997                        6

             Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     11

PART II -- OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                   20

SIGNATURES                                                                       21

PART  I -- FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                                     TEKELEC
                           CONSOLIDATED BALANCE SHEETS


                                                            SEPTEMBER 30,    December 31,
                                                                1998             1997
                                                              ---------         ---------
                                                            (thousands, except share data)
                            ASSETS                           (unaudited)        (audited)
CURRENT ASSETS:
     Cash and cash equivalents .......................        $  30,418         $  38,748
     Short-term investments, at fair value ...........           36,596            19,773
     Accounts and notes receivable, less
       allowances of $634 and $469, respectively .....           52,985            29,141
     Inventories .....................................            9,671            11,281
     Amounts due from related parties ................            1,390             2,286
     Income taxes receivable .........................               58               805
     Deferred income taxes, net ......................            8,339             8,309
     Prepaid expenses and other current assets .......            3,360             1,760
                                                              ---------         ---------
         Total current assets ........................          142,817           112,103
Long-term investments, at fair value .................           35,098            11,997
Property and equipment, net ..........................           10,303             9,841
Deferred income taxes, net ...........................            2,219             1,999
Other assets .........................................              723               525
                                                              ---------         ---------
         Total assets ................................        $ 191,160         $ 136,465
                                                              =========         =========


              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable ..........................        $   8,890         $   4,919
     Accrued expenses ................................            8,535             5,862
     Accrued payroll and related expenses ............            6,453             6,846
     Current portion of deferred revenues ............           11,232             7,693
     Income taxes payable ............................            6,306               429
                                                              ---------         ---------
         Total current liabilities ...................           41,416            25,749
     Long-term portion of deferred revenues ..........            2,555             2,839
                                                              ---------         ---------
         Total liabilities ...........................        $  43,971         $  28,588
                                                              ---------         ---------

SHAREHOLDERS' EQUITY:
     Common stock, without par value,
         200,000,000 shares authorized; 54,046,098 and
         52,252,086 shares issued and outstanding,
         respectively ................................           90,032            75,627
     Retained earnings ...............................           58,268            32,875
     Cumulative translation adjustment ...............           (1,111)             (625)
                                                              ---------         ---------
         Total shareholders' equity ..................          147,189           107,877
                                                              ---------         ---------
         Total liabilities and shareholders' equity ..        $ 191,160         $ 136,465
                                                              =========         =========



See notes to consolidated financial statements.

                                     TEKELEC
                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)


                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                      -------------------------         --------------------------
                                                        1998             1997             1998             1997
                                                      --------         --------         ---------         --------
                                                                  (thousands, except per share data)
REVENUES:
     Sales to third parties ..................        $ 49,185         $ 35,086         $ 124,552         $ 78,705
     Sales to related parties ................             473            1,026             2,963            3,061
                                                      --------         --------         ---------         --------
         Total revenues ......................          49,658           36,112           127,515           81,766

COSTS AND EXPENSES:
     Cost of goods sold ......................          16,660           12,349            42,196           28,039
     Research and development ................           6,865            5,686            18,216           14,942
     Selling, general and administrative .....          10,685            9,027            30,977           24,507
     Insurance recovery ......................              --               --            (1,663)              --
                                                      --------         --------         ---------         --------
         Total costs and expenses ............          34,210           27,062            89,726           67,488
                                                      --------         --------         ---------         --------

Income from operations .......................          15,448            9,050            37,789           14,278
Other income (expense):
     Interest, net ...........................           1,285              562             3,414            1,593
     Other, net ..............................               1              (80)             (246)             (96)
                                                      --------         --------         ---------         --------
         Total other income ..................           1,286              482             3,168            1,497
                                                      --------         --------         ---------         --------

Income before provision for income taxes .....          16,734            9,532            40,957           15,775
     Provision for (Benefit from) income
        taxes ................................           6,362           (5,529)           15,564           (4,284)
                                                      --------         --------         ---------         --------
     NET INCOME ..............................        $ 10,372         $ 15,061         $  25,393         $ 20,059
                                                      ========         ========         =========         ========

EARNINGS PER SHARE:
     Basic ...................................        $   0.19         $   0.30         $    0.48         $   0.40
     Diluted .................................            0.18             0.26              0.43             0.36

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic ...................................          53,866           50,926            53,315           49,885
     Diluted .................................          58,797           57,990            58,770           55,509


See notes to consolidated financial statements.

                                     TEKELEC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                     ------------------------         -------------------------
                                                       1998            1997            1998              1997
                                                     --------        --------         --------         --------
                                                                            (thousands)
NET INCOME ..................................        $ 10,372        $ 15,061         $ 25,393         $ 20,059

Other comprehensive income:
  Foreign currency translation adjustments...             424            (887)            (486)            (556)
                                                     --------        --------         --------         --------
COMPREHENSIVE INCOME ........................        $ 10,796        $ 14,174         $ 24,907         $ 19,503
                                                     ========        ========         ========         ========


See notes to consolidated financial statements.

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                      -------------------------
                                                                        1998             1997
                                                                      --------         --------
                                                                              (thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
      Net income .............................................        $ 25,393         $ 20,059
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization ..........................           4,155            3,488
      Deferred income taxes ..................................            (265)          (4,615)
      Changes in current assets and liabilities:
           Accounts and notes receivable .....................         (24,005)         (13,513)
           Inventories .......................................           1,575           (4,639)
           Amounts due from related parties ..................             896              755
           Income taxes receivable ...........................             726             (861)
           Prepaid expenses and other current assets .........          (1,604)          (2,347)
           Trade accounts payable ............................           4,095            1,724
           Accrued expenses ..................................           2,700             (332)
           Accrued payroll and related expenses ..............            (384)             667
           Deferred revenues .................................           3,265           13,749
           Income taxes payable ..............................          14,135           (1,293)
                                                                      --------         --------
                Total adjustments ............................           5,289           (7,217)
                                                                      --------         --------
                Net cash provided by operating activities ....          30,682           12,842
                                                                      --------         --------
CASH FLOW FROM INVESTING ACTIVITIES:
      Proceeds from maturity of available-for-sale securities           43,200           18,000
      Purchase of available-for-sale securities ..............         (83,124)         (12,015)
      Purchase of property and equipment .....................          (4,646)          (5,135)
      (Increase) Decrease in other assets ....................            (215)              33
                                                                      --------         --------
           Net cash provided by (used in) investing
              activities .....................................         (44,785)             883
CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock .................           6,159            6,537
                                                                      --------         --------
           Net cash provided by financing activities .........           6,159            6,537
                                                                      --------         --------
Effect of exchange rate changes on cash ......................            (386)            (391)
                                                                      --------         --------
      Net increase (decrease) in cash and cash equivalents ...          (8,330)          19,871
Cash and cash equivalents at beginning of period .............          38,748           17,211
                                                                      --------         --------
Cash and cash equivalents at end of period ...................        $ 30,418         $ 37,082
                                                                      ========         ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW ACTIVITY:
      Tax benefit related to stock options ...................        $  8,246         $  4,843


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

         The Company operates under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the three and nine months ended September 30, 1998 and 1997 are for the thirteen and thirty-nine weeks ended October 2, 1998 and September 26, 1997, respectively.

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

         These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997, and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

B.       STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for public enterprises' reporting of information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented; however, the interim reporting provisions of SFAS No. 131 are not required to be applied in the initial year of adoption. Management is currently evaluating the requirements of SFAS No. 131 and its effects, if any, on the Company's financial disclosures.

C.       CERTAIN BALANCE SHEET ITEMS

         The components of inventories are:

                                                 SEPTEMBER 30,         December 31,
                                                     1998                  1997
                                                   -------               -------
                                                            (thousands)
Raw materials ...............................      $ 3,341               $ 3,738
Work in process .............................        1,732                 2,448
Finished goods ..............................        4,598                 5,095
                                                   -------               -------
                                                   $ 9,671               $11,281
                                                   =======               =======

     Property and equipment consist of the following:

Manufacturing and development equipment .....      $20,372               $17,645
Furniture and office equipment ..............        8,670                 7,773
Demonstration equipment .....................        3,804                 3,964
Leasehold improvements ......................        1,706                 1,397
                                                   -------               -------
                                                    34,552                30,779
Less, accumulated depreciation and amortization    (24,249)              (20,938)
                                                   -------               -------
     Property and equipment, net ............      $10,303               $ 9,841
                                                   =======               =======

D. RELATED PARTY TRANSACTIONS

           Sales to related parties consist of, and amounts due from related parties are the result of, transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

E. INCOME TAXES

        For the three- and nine-month periods ended September 30, 1998, an estimated effective tax rate of 38% was applied and represented federal, state and foreign taxes on the Company's income reduced primarily by research and development and foreign tax credits. During the three-month period ended September 30, 1997, the Company recorded a tax benefit of $9.0 million resulting from a reduction of its valuation allowance for deferred taxes. The reduction in the valuation allowance was based on the Company's improved operating results and management's assessment of various uncertainties related to the future realization of its deferred tax benefits. For the three- and nine-month periods ended September 30, 1997, excluding the one-time tax benefit, effective tax rates of 36% and 30%, respectively, were applied.

F. BORROWINGS

         In July 1998, the Company renewed its credit facility with a U.S. bank and increased the maximum line of credit available thereunder to $15.0 million. The Company also has lines of credit aggregating $2.6 million available to its Japanese subsidiary from various Japan-based banks.

         The Company's $15.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at, or in some cases below, the lender's prime rate (8.5% at September 30, 1998), and expires June 30, 2000 if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance. There have been no borrowings under this credit facility.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.6 million with interest at the Japanese prime rate (1.5% at September 30, 1998) plus 0.125% per annum which expire between August 5, 1999, and November 20, 1999, if not renewed. There have been no borrowings under these lines of credit.

G. MAJOR CUSTOMERS

         Sales to AT&T Corporation and U.S. Sprint amounted to 24% and 12%, respectively, of revenues for the third quarter of 1998. There were no customers accounting for 10% or more of revenues for the nine months ending September 30, 1998. Sales to Bell Atlantic Corporation amounted to 34% and 23% of revenues for the three- and nine-month periods ended September 30, 1997, respectively.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

H. EARNINGS PER SHARE

         The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per-share computations for the three- and nine-month periods ended September 30, 1998 and 1997:

                                                    NET INCOME        SHARES         PER-SHARE
                                                    (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                                    -------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998:         (thousands except per share amount)
Basic EPS ....................................        $10,372         53,866        $   0.19
Effect of Dilutive Securities - Stock
     Options and Warrants ....................             --          4,931
                                                      -------        -------
Diluted EPS ..................................        $10,372         58,797        $   0.18
                                                      =======        =======

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997:

Basic EPS ....................................        $15,061         50,926        $   0.30
Effect of Dilutive Securities - Stock
     Options and Warrants ....................             --          7,064
                                                      -------        -------
Diluted EPS ..................................        $15,061         57,990        $   0.26
                                                      =======        =======

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

Basic EPS ....................................        $25,393         53,315        $   0.48
Effect of Dilutive Securities - Stock
     Options and Warrants ....................             --          5,455
                                                      -------        -------
Diluted EPS ..................................        $25,393         58,770        $   0.43
                                                      =======        =======

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997:

Basic EPS ....................................        $20,059         49,885        $   0.40
Effect of Dilutive Securities - Stock
     Options and Warrants ....................             --          5,624
                                                      -------        -------
Diluted EPS ..................................        $20,059         55,509        $   0.36
                                                      =======        =======

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:


                                                            PERCENTAGE OF REVENUES
                                                            ----------------------
                                                  Three Months Ended           Nine Months Ended
                                                     September 30,                September 30,
                                                 -------------------------------------------------
                                                  1998          1997           1998           1997
                                                 -----         -----          -----          -----
Revenues ................................        100.0%        100.0%         100.0%         100.0%
Cost of goods sold ......................         33.6          34.2           33.1           34.3
                                                 -----         -----          -----          -----
Gross profit ............................         66.4          65.8           66.9           65.7

Research and development ................         13.8          15.7           14.3           18.2
Selling, general and administrative .....         21.5          25.0           24.3           30.0
Insurance recovery ......................           --            --           (1.3)            --
                                                 -----         -----          -----          -----
Total operating expenses ................         35.3          40.7           37.3           48.2
                                                 -----         -----          -----          -----

Income from operations ..................         31.1          25.1           29.6           17.5
Interest and other income, net ..........          2.6           1.3            2.5            1.8
                                                 -----         -----          -----          -----
Income before provision for income
  taxes .................................         33.7          26.4           32.1           19.3

Provision for (Benefit from) income
  taxes .................................         12.8         (15.3)          12.2           (5.2)
                                                 -----         -----          -----          -----
Net income ..............................         20.9%         41.7%          19.9%          24.5%
                                                 =====         =====          =====          =====

         The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:



                                                PERCENTAGE OF REVENUES
                                                ----------------------
                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                      -----------------       ----------------
                                      1998        1997        1998        1997
                                       ---         ---         ---         ---
Network switching ...............       70%         60%         66%         53%
Intelligent network diagnostics..       23          26          26          31
Data network diagnostics ........        7          14           8          16
                                       ---         ---         ---         ---
        Total ...................      100%        100%        100%        100%
                                       ===         ===         ===         ===

         The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:


                                  PERCENTAGE OF REVENUES
                                  ----------------------
                        Three Months Ended       Nine Months Ended
                          September 30,            September 30,
                        ----------------        -----------------
                        1998        1997        1998        1997
                         ---         ---         ---         ---
North America ......      78%         73%         67%         71%
Japan ..............      10          11          12          15
Europe .............       2           6           4           6
Rest of the World...      10          10          17           8
                         ---         ---         ---         ---
        Total ......     100%        100%        100%        100%
                         ===         ===         ===         ===


   THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE THREE MONTHS ENDED
                               SEPTEMBER 30, 1997


         Revenues. The Company's revenues increased by $13.5 million, or 38%, during the third quarter of 1998 due to higher sales of network switching products and intelligent network diagnostics products, partially offset by lower sales of data network diagnostics products.

         Revenues from switching products increased by $13.2 million, or 61%, to $35.0 million due primarily to higher sales of upgrades and software enhancements to the Company's larger EAGLE STP installed base, including a significant upgrade/expansion to an existing customer.

         Revenues from intelligent network diagnostics products increased by $1.8 million, or 19%, due primarily to higher sales of development services in Japan and higher sales of the Company's

MGTS products domestically primarily attributable to market acceptance of the Company's new MGTS 2000 product, partially offset by lower MGTS product sales in Japan.

         Revenues from data network diagnostics products decreased by $1.5 million, or 30%, due to lower sales of the Company's Chameleon products, partially offset by increased sales of third-party data diagnostics products in Japan by the Company's Japanese subsidiary.

         Revenues in North America increased by $12.3 million, or 47%, primarily as a result of higher EAGLE STP sales. Sales in Japan increased by $1.1 million, or 27%, due to higher sales of MGTS-related development services and third-party data diagnostics products, partially offset by lower Chameleon and MGTS product sales. Revenues in Europe decreased by $1.2 million, or 55%, due to lower diagnostics product sales. Other international revenues increased by $1.4 million, or 40%, due primarily to increased EAGLE STP sales principally in Asia.

         The impact of exchange rate fluctuations on currency translations decreased revenues by $766,000, or 2%, and decreased net income by $21,000, or less than 1%, in the third quarter of 1998.

         The Company typically operates with a limited backlog, and most of its revenues in each quarter result from orders which are received in that quarter and are difficult to predict. Further, the Company typically generates a significant portion of its revenues for each quarter in the last month of the quarter. The Company establishes its expenditure levels based on its expectations as to future revenues, and if revenue levels were to fall below expectations this would cause expenses to be disproportionately high. Therefore, a drop in near-term demand would significantly affect revenues, causing a disproportionate reduction in profits or even losses in a quarter.

         The Company believes that its future revenue growth depends in large part upon a number of factors, including the continued market acceptance of the Company's switching and intelligent network diagnostics products, particularly the EAGLE STP product, and the timely development, introduction and market acceptance of new applications for the EAGLE STP and MGTS products.

         Gross Profit. Gross profit as a percentage of revenues increased to 66.4% in the third quarter of 1998 compared with 65.8% in the third quarter of 1997. Overall gross profit percentage benefited from higher switching product margins due to increased revenues from STP upgrades and software enhancements, higher software content for MGTS products and improved manufacturing efficiencies.

         Research and Development. Research and development expenses increased overall by $1.2 million, or 21%, and decreased as a percentage of revenues to 14% in the third quarter of 1998 from 16% in the third quarter of 1997. The dollar increase was attributable principally to increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements primarily for switching and intelligent network diagnostics products. Based on the Company's present product development plans, the Company expects that research and development expenses for the remainder of 1998 and for 1999 will increase in dollars when compared to prior periods although such expenses as a percentage of revenues may vary.

         Selling, General and Administrative Expenses. Although selling, general and administrative expenses increased by $1.7 million, or 18%, such expenses as a percentage of revenues decreased to 22% in the third quarter of 1998 from 25% in the third quarter of 1997. The dollar increase was primarily due to increased personnel and commission expenses incurred as a result of the higher sales levels. The Company expects that selling, general and administrative expenses for the remainder of 1998 and 1999 will increase in dollars when compared to prior periods although such expenses as a percentage of revenues may vary.

         Interest Income. Interest income increased by $723,000, or 129%, during the third quarter of 1998 due primarily to higher cash and investment balances compared to the third quarter of 1997.

         Income Taxes. For the third quarter of 1998, an estimated effective tax rate of 38% was applied and represented federal, state and foreign taxes on the Company's income reduced primarily by research and development and foreign tax credits. During the three-month period ended September 30, 1997, the Company recorded a tax benefit of $9.0 million resulting from a reduction of its valuation allowance for deferred taxes. The reduction in the valuation allowance was based on the Company's improved operating history and management's assessment of various uncertainties related to the future realization of its deferred tax benefits. For the three months ended September 30, 1997, excluding the one-time tax benefit, an effective tax rate of 36% was applied.

         Due principally to recent legislation extending the federal research and development credit, the Company expects that its effective tax rate for 1998 will approximate 36%. The benefit associated with this change in the tax law will be reflected in the tax provision during the fourth quarter of 1998.


    NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1997


         Revenues. The Company's revenues increased by $45.7 million, or 56%, during the first nine months of 1998 due to higher sales primarily of network switching products and secondarily of intelligent network diagnostics products.

         Revenues from switching products increased by $40.9 million, or 94%, to $84.4 million primarily due to increased EAGLE STP market acceptance worldwide including substantially higher international sales and higher sales of EAGLE STP features, software enhancements and upgrades to the Company's larger EAGLE STP installed base.

         Revenues from intelligent network diagnostics products increased by $7.6 million, or 30%, to $33.0 million, due primarily to sales of development services in Japan and continued strong demand for the Company's MGTS products worldwide.

         Revenues from data network diagnostics products decreased by $2.8 million, or 21%, due primarily to lower worldwide sales of the Company's Chameleon products, partially offset by increased sales of third party data diagnostics products in Japan by the Company's Japanese subsidiary.

         Revenues in North America increased by $26.9 million, or 46%, primarily as a result of higher EAGLE STP sales. Sales in Japan increased by $3.9 million, or 33%, due to higher sales of MGTS-related development services and third party data diagnostics products. Revenues in Europe increased by $322,000, or 7%, due primarily to higher MGTS and EAGLE STP product sales. Other international revenues increased by $14.6 million, or 208%, due primarily to large EAGLE STP sales in South Africa. Sales were adversely impacted by continued declining Chameleon product sales worldwide.

         The impact of exchange rate fluctuations on currency translations decreased revenues by $1.9 million, or 2%, and decreased net income by $60,000, or less than 1%, in the first nine months of 1998.

         Gross Profit. Gross profit as a percentage of revenues increased to 66.9% in the first nine months of 1998 compared with 65.7% in the first nine months of 1997, due to higher switching product margins attributable primarily to sales of larger EAGLE STP systems and increased revenues from STP software and upgrades, and improved manufacturing efficiencies due to higher sales volumes.

         Research and Development. Although research and development expenses increased overall by $3.3 million, or 22%, such expenses as a percentage of revenues decreased to 14% in the first nine months of 1998 from 18% in the first nine months of 1997. The dollar increase was attributable principally to increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements primarily for switching and intelligent network diagnostics products.

         Selling, General and Administrative Expenses. Although selling, general and administrative expenses increased by $6.5 million, or 26%, such expenses as a percentage of revenues decreased to 24% in the first nine months of 1998 from 30% in the first nine months of 1997. The dollar increase was due primarily to increased personnel and commission expenses incurred as a result of the higher sales levels.

         Insurance Recovery. During the first quarter of 1998, the Company recorded the proceeds from the settlement of an insurance claim in the amount of approximately $1.7 million, net of applicable costs. The net proceeds were recorded as a decrease in operating expenses in the first quarter of 1998.

         Interest Income. Interest income increased by $1.8 million, or 114%, during the first nine months of 1998 due primarily to higher cash and investment balances compared to the first nine months of 1997.

         Income Taxes. For the first nine months of 1998, an estimated effective tax rate of 38% was applied and represented federal, state and foreign taxes on the Company's income reduced primarily by research and development and foreign tax credits. During the nine-month period ended September 30, 1997, the Company recorded a tax benefit of $9.0 million resulting from a reduction of its valuation allowance for deferred taxes. The reduction in the valuation allowance was based on the Company's improved operating history and management's assessment of various uncertainties related to the future realization of its deferred tax benefits. For the nine months ended September 30, 1997, excluding the one-time tax benefit, an effective tax rate of 30% was applied.

         LIQUIDITY AND CAPITAL RESOURCES

         During the nine-month period ended September 30, 1998, cash and cash equivalents decreased by $8.3 million to $30.4 million, after a net transfer of $39.9 million to short-term and long-term investments. Operating activities, net of the effects of exchange rate changes on cash, provided $30.3 million. Financing activities, which represented proceeds from the issuance of Common Stock upon the exercise of options and warrants, provided $6.2 million, and investing activities, excluding transfers from cash to short-term and long-term investments, used $4.9 million.

         Accounts receivable, including amounts due from related parties, increased by 73% during the first nine months of 1998 due primarily to the higher sales levels and increased concentration of sales in the latter half of the third quarter of 1998 compared to the fourth quarter of 1997. Trade accounts payable and accrued expenses increased by 81% and 46%, respectively, during the first nine months of 1998, primarily due to the timing of purchases and the increased level of operating expenses incurred by the Company primarily to support higher sales levels and the Company's product development programs. Deferred revenues increased by 31% during the first nine months of 1998 primarily as a result of the timing of EAGLE STP installations and related revenues.

         Capital expenditures of $4.6 million during the first nine months of 1998 represented the planned addition of equipment principally for research and development, manufacturing operations and facility expansion.

         In July 1998, the Company renewed its credit facility with a U.S. bank and increased the maximum line of credit available thereunder to $15.0 million. The Company also has lines of credit aggregating $2.6 million available to its Japanese subsidiary from various Japan-based banks.

         The Company's $15.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at, or in some cases below, the lender's prime rate (8.5% at September 30, 1998), and expires June 30, 2000 if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance. There have been no borrowings under this credit facility.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.6 million with interest at the Japanese prime rate (1.5% at September 30, 1998) plus 0.125% per annum which expire between August 5, 1999 and November 20, 1999, if not renewed. There have been no borrowings under these lines of credit.


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

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for public enterprises' reporting of information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented; however, the interim reporting provisions of SFAS No. 131 are not required to be applied in the initial year of adoption. Management is currently evaluating the requirements of SFAS No. 131 and its effects, if any, on the Company's financial disclosures.

         READINESS FOR YEAR 2000

         Background. As the year 2000 approaches, a critical industry-wide issue has emerged regarding how existing application software programs, operating systems and embedded computer chips can accommodate the year 2000 date value. The Company has a year 2000 project team in place with overall responsibility for the Company's year 2000 compliance programs. In addition, executive management regularly monitors the status of the Company's year 2000 remediation plans.

         Project. The Company has identified potential year 2000 risks in four categories: software and system products the Company sells to customers, internal business software and systems, systems other than information technology systems ("Non-IT systems") and third-party suppliers to the Company. The Company's year 2000 project includes the following phases for the first three categories above: (1) inventorying year 2000 items; (2) assigning priorities to identified items; (3) testing year 2000 compliance for items determined to be material to the Company; (4) correcting problems determined to be material and not year 2000 compliant; (5) re-testing items for which corrections have been implemented and (6) developing contingency plans. With respect to the Company's third-party suppliers, the Company's year 2000 project consists of the following phases: (1) contacting suppliers for information concerning their year 2000 readiness; (2) prioritizing suppliers as to relative importance; (3) validating supplier responses regarding year 2000 compliance and
(4) developing contingency plans in the event that one or more suppliers fails to achieve year 2000 compliance.

         Assessment. The software and systems products that the Company sells to customers consist of internally developed software, third-party software licensed by the Company for use in or with the Company's products, and hardware systems designed and manufactured by the Company. The Company has identified priorities, completed the initial testing phase and begun developing solutions. The Company expects to address most of its year 2000 issues with respect to products already in use by its customers by making available year 2000 compliant software patches or upgrades. The Company believes that all significant customer-related year 2000 issues will be resolved during 1999.

Internal business software and systems consists primarily of the Company's business information systems in the United States and at the Company's Japanese subsidiary. The Company has completed its initial year 2000 project phases with respect to its business systems, and is in the process of developing the necessary modifications, which will be implemented and tested in early 1999. The Company believes that its internal business software and systems will be year 2000 compliant. However, if the Company's business systems are not year 2000 compliant, the Company could experience interruptions to its production process, development programs and general business operations.

The Company has been advised by the suppliers of its non-IT systems, which consist primarily of environmental systems such as fire suppression and security systems at the various buildings the Company occupies, that such systems are currently year 2000 compliant.

Third-party suppliers provide component parts, purchased assemblies and contract manufacturing services incorporated by the Company into the products and systems it sells. The Company is requiring that each of its key suppliers certify whether they are year 2000 compliant. The Company has also prioritized its suppliers by level of criticality to the Company's business. Based on information received from the Company's critical suppliers, the Company estimates that approximately 25% of its critical suppliers are presently year 2000 compliant. The Company plans to monitor its critical suppliers and either develop alternate sources or increase inventory levels prior to the year 2000 for those vendors considered to be at risk of not achieving year 2000 compliance. However, there can be no assurance that such alternate sources will be available or that adequate inventory levels will be attainable if necessary, and the Company could experience parts shortages and production interruptions if key third-party suppliers experience year 2000 problems.

         Costs. Incremental costs of the Company's year 2000 project have consisted of the hiring of two contractors to assist with administrative duties related to the year 2000 project, consulting by PricewaterhouseCoopers LLP at the initial stages of the project and a third-party audit team, which provides year 2000 compliance test audit reports. Such costs in the aggregate have not been material to the Company's financial position, results of operations or cash flows. The balance of the effort for the Company's year 2000 project has been by employees whose costs for this project are not tracked separately. The Company believes that costs for the remainder of the year 2000 project will not be material to the Company's financial position, results of operations or cash flows.

         Risks. The Company's results of operations, financial position and cash flows could be materially adversely affected if the Company or any of its key suppliers or customers do not achieve year 2000 compliance. Although the Company's year 2000 project is expected to minimize the Company's risks of experiencing a year 2000 problem, inherent risks and uncertainties exist despite the Company's efforts. There can be no assurance that a failure on the part of the Company, its products, its key suppliers or its customers will not be disruptive to the Company's business. As a result of these uncertainties the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material effect on the Company's results of operations, financial position or cash flows.

        "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The statements which are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the current belief, expectations or intent of the Company's management. These statements are subject to and involve certain risks and uncertainties including, but not limited to, timing of significant orders and shipments, changes in customer product mix, customer acceptance of the Company's products, capital spending patterns of customers, competition and pricing, new product introductions by the Company or its competitors, carrier deployment of intelligent network services, the level and timing of research and development expenditures, regulatory changes, readiness for the year 2000 by the Company, its customers and its suppliers, general economic conditions and other risks described in the Company's Annual Report on Form 10-K and in certain of the Company's other Securities and Exchange Commission filings. Many of these risks and uncertainties are outside of the Company's control and are difficult for the Company to forecast. Actual results may differ materially from those expressed or implied in such forward-looking statements.

PART II --OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27.1     Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TEKELEC






November 12, 1998

                                       /s/ Michael L. Margolis
                                       -----------------------------------------
                                       Michael L. Margolis
                                       President and Chief Executive Officer
                                       (Duly authorized officer)



                                       /s/ Gilles C. Godin
                                       -----------------------------------------
                                       Gilles C. Godin
                                       Chief Financial Officer and
                                       Vice President, Finance
                                       (Principal financial and chief
                                       accounting officer)