Form 10-K
period 1998-12-31
TEKELEC
filed 1999-03-31
CIK 790705

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31,1998       COMMISSION FILE NUMBER 0-15135

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

Yes [X]        No [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the Common Stock on March 1, 1999 as reported on The Nasdaq Stock Market, was approximately $486,000,000.

         The number of shares outstanding of the registrant's Common Stock on March 1, 1999, was 54,515,592.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held on May 14, 1999 are incorporated by reference into Part III of this Annual Report.

                                     TEKELEC
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  For the fiscal year ended December 31, 1998

                                                                                Page
                                                                                ----
                                  PART I
Item 1.    Business..........................................................     3
Item 2.    Properties........................................................    23
Item 3.    Legal Proceedings.................................................    23
Item 4.    Submission of Matters to a Vote of Security Holders...............    23

                                  PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters...............................................    24
Item 6.    Selected Consolidated Financial Data..............................    25
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................    26
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk........    36
Item 8.    Financial Statements and Supplementary Data.......................    36
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..........................................    36

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant................    37
Item 11.   Executive Compensation............................................    37
Item 12.   Security Ownership of Certain Beneficial Owners and Management....    37
Item 13.   Certain Relationships and Related Transactions....................    37

                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..    38

                                     PART I

ITEM 1.  BUSINESS.

         Tekelec (the "Company") designs, manufactures and markets innovative switching solutions and diagnostic systems for the global communications marketplace. Tekelec's solutions enable both traditional carriers and new emerging carriers to rapidly deliver advanced communications products and services in order to compete in today's fast-evolving public communications network environment.

         The Company's EAGLE(R) STP switching platform enables operators of wireline and wireless networks to deliver Intelligent Network (IN) and Advanced Intelligent Network (AIN) services such as Caller ID, voice messaging, personal number calling, Service Provider Local Number Portability and customized routing and billing, as well as digital wireless services such as Personal Communications Systems (PCS) and Global Systems for Mobile (GSM). Derived from the EAGLE switching platform, the Company's IP7(TM) suite of products enables traditional carriers and new entrants to pursue cost-reduced and performance-enhanced network architectures based on Internet Protocol (IP), Asynchronous Transfer Mode (ATM) or other "packet" technologies.

         The Company's switching products have been sold primarily to U.S. Regional Bell Operating Companies (RBOCs), competitive local exchange carriers (CLECs), interexchange carriers (IXCs), PCS and cellular operators, international Postal Telephone and Telegraph Companies (PTTs) and independent telephone companies (ITCs).

         Switching products have been sold primarily through the Company's U.S. direct sales force. In order to pursue emerging opportunities in Europe, the Company established in 1998 a sales, marketing and support office in London. In addition to the Company's direct sales efforts, the Company markets its switching products through reference relationships with the Company's diagnostic distributor base, and to a lesser extent through various third-party distribution and marketing relationships.

         The Company's MGTS and Chameleon diagnostic product lines enable carriers and communications equipment suppliers to ensure conformance to specifications and to evaluate network performance in controlled environments, without subjecting "live" networks to risk. Introduced in 1998, the MGTS Sentinel(TM) enables carriers to monitor the performance of in-service networks.

         The Company sells its diagnostic systems worldwide to long distance carriers, telephone operating companies, communications equipment manufacturers, wireless and cellular network operators and government agencies. The MGTS, MGTS Sentinel and Chameleon products are sold through the Company's direct sales force and through its global distributor network.

INDUSTRY BACKGROUND

         The telecommunications industry has experienced and is continuing to experience rapid and dynamic changes resulting from deregulation and, more importantly, significant advances in switching technologies that, until recently, were applied only in data networks. The migration of these data technologies to the Public Switched Telecommunications Network (PSTN) is commonly referred to as "convergence", and frequently includes a reference to voice telephony over Internet Protocol or voice telephony over Asynchronous Transfer Mode.

         Convergence generally includes telecommunications carriers' objective to channel traditional circuit-based voice switching technologies over more technologically efficient and cost-effective packet-switched technologies. Ideally, true convergence would allow carriers to use identical network architectures and infrastructure to accommodate traditional voice traffic and rapidly growing data payloads.

         For more than a century, engineering the PSTN has revolved primarily around voice call statistics. Measurements such as average call duration, percentage of local calls versus long distance, and the distribution of calls throughout each day have historically determined the size of switching devices and the transmission paths to facilitate them. A measurable change in any of these statistics would significantly affect the capability of the network to perform as expected.

         The vast majority of PSTN communications paths in today's network are circuit-oriented. Consequently, for the duration of the call dialogue, the circuit connecting users of the network is considered dedicated to that dialogue and a certain unit of bandwidth is consumed for the duration of the call. This model is known as circuit-switched communications, wherein a physical circuit is completely dedicated to the transmission.

         An alternative model of communications is the "packet switched" model. Under this model, communications are packaged in discrete units and routed on a packet-by-packet basis. Packet switching is significantly more cost- and material-efficient than circuit switching in that packets are not exchanged when the dialogue is not active. Industry research suggests that transmitting the same amount of "data" via packet-switching technologies would prove more efficient than traditional circuit switching by at least one order of magnitude.

         Even though the core of some voice transmission networks is "packet oriented," these networks still do not benefit from the full advantages of completely packetized networks. The maximum benefit of end-to-end packet switching will only be realized when the switching components (versus the transmission components) in today's networks are migrated from circuit switch technology to packet switch technology.

         While the critical elements of the future converged voice and data networks have yet to be defined, most industry experts expect a highly complex protocol called Common Channel Signaling System #7 ("SS7") to play a key enabling role in their deployment.

Intelligent Network and Advanced Intelligent Network Switching

         The Intelligent Network (IN) utilizes SS7 to provide the basis for virtually all new telecommunications services. The IN architecture uses two separate but parallel paths; one to handle the voice or data traffic and a second to carry the signaling information for call set up and routing. Network operators utilize the IN architecture to increase the efficiency of their networks by offloading signaling traffic onto the SS7 network, thus freeing up trunk line capacity needed for revenue generating traffic.

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

               Service Control Point (SCP) - Traditionally, an SCP has been a computer database that is accessed by STPs or SSPs for customer call routing and other special information required for AIN services. The Company has developed applications that integrate SCP functionality into the EAGLE STP, such as the Company's EAGLE STP / LNP product.

         Additional components of the AIN architecture include Service Creation Environments (SCE) used to create new software-based services and Service Management Systems (SMS) used for billing, administration and management.

         While SS7 has been available since the 1980s, to date it has been used principally to support intelligent services such as call set-up, 800 number calling and calling card verification. AIN standards and services have only recently emerged and the number and complexity of these services continue to grow. Services such as Caller ID, voice messaging, personal number calling, Service Provider Local Number Portability and customized routing and billing as well as digital wireless services such as PCS and GSM all require SS7 networking technology. The growth of the Internet has also increased the need for SS7 to provide signaling connectivity for evolving networks based on Internet Protocol (IP) and Asynchronous Transfer Mode
(ATM) and to implement internet offload solutions to carry internet traffic more efficiently.

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

         The FCC's June 1996 order requiring that Incumbent Local Exchange Carriers (ILECs) provide competitors with the ability to transition customers to their networks without changing the customer's existing telephone number (i.e., Service Provider Local Number Portability) is having a dramatic impact upon the SS7 network and telecommunications network service providers.

         With competition among network operators accelerating the deployment of AIN services, the strategic and economic value of sophisticated switching equipment optimized for SS7 applications is rapidly increasing. In addition, the importance of SS7 network-to-network operators mandates extremely high reliability and fault tolerance from the equipment as well as higher throughput and scaleability to support the rapid and unpredictable growth in enhanced AIN services. Companies that offer SS7-based products that are built on scaleable, open distributed architectures, enable AIN applications, or offer integrated, multi-service platforms such as the EAGLE STP / LNP solution, can benefit from this industry shift.

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

PRODUCTS

Network Switching Products

         EAGLE STP. The Company introduced the EAGLE STP in early 1992. The EAGLE STP is designed to meet the demands of SS7 switching and features a fully distributed, standards-based open architecture. Its distributed open architecture, high capacity and throughput are tailored to the SS7 switching needs of common carriers, local exchange carriers, PCS and cellular operators and IP-based carriers. The EAGLE STP is economically scaleable in configurations from 2 to 500 links. Ongoing software releases provide continual product improvement to meet the evolving needs of end users. As is required in SS7 networks, the EAGLE is sold and deployed in pairs, for redundancy. The EAGLE has the following features:

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

         Powerful, Distributed Architecture. The EAGLE STP features a fully distributed, open architecture, utilizing Intel x86 microprocessors. The performance of the product results from its uniquely distributed architecture and the elimination of central processors. In the EAGLE STP, all SS7 network intelligence, including SS7 routing information, is distributed among up to 250 signaling interface processors. Each interface is interconnected via a high-speed, redundant bus subsystem. The bus subsystem utilizes two counter-rotating 125 Mbps buses and features proprietary switching and buffering algorithms, which minimize collision and guarantee message delivery between all attached interfaces. All interfaces attached to the bus subsystem are hot-swappable, so that interface repair or replacement does not affect system operation.

         Software Architecture. The EAGLE STP's software is fully modular and written entirely in industry-standard programming languages. All software is released in complete versions, eliminating the need for interim patching and minimizing the potential for errors. EAGLE STP software is optimized for the capacity and redundancy features of the host hardware.

         Open Software Interfaces. Users of the EAGLE STP can rapidly add new functionality and value-added services to their network, utilizing the EAGLE STP's open software interfaces. Features enabling these open interfaces include:
STP LAN, which allows users to attach inexpensive general purpose computers to the EAGLE for network analysis; Database Transport Access, which allows users to change the behavior of protocols in their network without relying on the vendor's development cycles; and X.25 to SS7/IS.41 Protocol Conversion which allows first-generation legacy cellular switches to interwork with the more advanced SS7 cellular network. A significant capability enabling Service Provider Local Number Portability on the EAGLE allows carriers to eliminate the need for significant numbers of dedicated Service Control Point (SCP) general purpose computers.

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

Network Diagnostics Products

         Equipment manufacturers and network service providers utilize Tekelec's diagnostic products to perform a wide variety of test applications that simulate, monitor and analyze network communications infrastructures. The Company's proprietary simulation language enables the controlled imitation of communications devices and nodes in conjunction with variable traffic loads. Its analysis software packages support full-rate monitoring, selective capture and triggering of digitized pulses transmitted through a network. Uses of the Company's diagnostic products include the following:

         - Designing Communications Equipment. By simulating existing and emerging communications devices and nodes (e.g., digital switches, STPs, SCPs, routers and intelligent hubs) and protocols (e.g., IP, ATM, High-Speed Frame Relay, SS7, Fast Ethernet, SMDS, ISDN, FDDI, BERT and Token Ring), the Company's products enable engineers to quickly design communications devices that will transition seamlessly into emerging network infrastructures, minimizing potential breakdowns of network components deployed throughout the network.

         - Ensuring Product Reliability. By simulating actual network conditions within an operating environment, including protocol errors and other network failures, the Company's products can help ensure that communications equipment manufacturers produce devices that will operate error-free, thus accelerating time to market and potentially reducing costly failures after installation.

         - Verifying Certification. By executing conformance and performance test suites, network operators and manufacturers use the Company's products to rapidly verify that communication devices meet specified standards (e.g., IP, ATM, Frame Relay, SS7, ISDN and BERT).

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

         The Company's principal intelligent network diagnostic products are described below.

         MGTS. The MGTS system is used primarily for SS7-based device simulation, load generation and network monitoring. In its fully configured form, the system includes Tekelec's proprietary programming tool, PASM, that can be used to design customized testing scenarios. The MGTS software runs on Sun Microsystems and Hewlett-Packard UNIX operating systems with an X-Windows, Motif graphical user interface. The MGTS system supports a number of protocols, including SS7, AIN, GSM, IS.41, CDMA and PCS. The system is scaleable and can support any number of links with multiple systems and can be networked over large geographical areas.

         MGTS Companion(TM). The compact and portable MGTS Companion takes the power and capabilities of the lab-based MGTS to the field. It is used by field technicians in first office application testing, equipment installation acceptance testing and complex signaling systems integration. MGTS companion also enables sophisticated field-based troubleshooting of installed signaling products. With PASM, MGTS Companion enables field technicians to either develop custom test scenarios, or use scenarios that were designed in the lab, to simulate or test intelligent network services for wireline and wireless networks. MGTS Companion is also used to test roaming and other GSM network services.

         MGTS Sentinel(TM). Introduced in mid-1998, MGTS Sentinel is a complete network maintenance and diagnostic system that provides telephony operators total visibility of and access to their SS7 networks. MGTS Sentinel includes network surveillance capabilities and fault-management functions. It provides a combination of passive monitoring and proactive testing capabilities that enable service providers to perform problem detection and analysis as well as verify fixes from a centralized location on a single platform. In addition to reducing operations costs, MGTS Sentinel enables network operators to enhance the quality of the services they provide. It also has an open interface to accommodate additional applications such as those used for fraud prevention, billing verification, and quality of service measurement.

         The Company's principal data network diagnostic products are described below.

         Chameleon(R) Open. The Chameleon Open is a multiprotocol communications analyzer that features a flexible modular architecture, multiple LAN, MAN, WAN and GAN technologies and protocols, simultaneous interoperability between different technologies, and full bandwidth capabilities from low data transmission rates to high-speed optical interfaces. Technologies supported include ATM, SMDS, High-Speed Frame Relay, FDDI, ISDN, WAN DS-1/E1, Fast Ethernet, Ethernet, BERT and Token Ring. The Chameleon Open's user-friendly interface allows customers to quickly diagnose their network or switch performance and detect any upper layer violations within the protocol stack utilized within the network or switch fabric. The Chameleon Open's products are available in two configuration options: portable 6 slot test application (Chameleon Open) or the rack-mounted 12 slot test application (Chameleon Open-X). Each Chameleon Open product operates with the same hardware and software packages, and thus provides customers with the most flexible test applications for portability and remote testing.

         Chameleon 32+. The Chameleon 32+ protocol analyzer supports a variety of protocols and technologies including SS7, ISDN, IS-41, X.25/X.75, SNA and Frame Relay, enabling network operators as well as equipment manufacturers to perform active network diagnostics, troubleshoot network or device problems on existing network equipment and validate new equipment being developed. The Chameleon 32+ can be utilized for extensive monitoring and simulation testing for a wide array of protocols and interfaces including: X.25, X.75, QLC, PSH, SNA, Async, Bisync, ISDN, SS7, IS-41, OSI, DPNSS, DASS 2, DMI, V.120, DDCMP, U Interface, Frame Relay, ASAI, SCAI, Digital Test Access and BERT.

         List prices for the Company's principal diagnostic products for equipment design and test range from approximately $50,000 to $200,000, depending on configuration. List prices for the Company's principal diagnostic products for network monitoring and maintenance range from approximately $50,000 to $2,000,000, depending on configuration.

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

PRODUCT DEVELOPMENT

         The communications market is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Standards for new services such as AIN, PCS, IP and ATM are still evolving. As these standards and the demand for services and applications evolve, the Company intends to adapt its products or develop and support new products. The Company solicits product development input through discussions with users of the Company's products and participation in industry organizations and international standards committees, such as the Telecommunications Industry Association (TIA) and the ATM Forum, and by closely monitoring the activities of the ITU, ETSI, ISO and Bellcore.

         The Company's network switching product development group is principally focused on the release of new software versions to incorporate enhancements or new features desired by customers and compliance with standards to enable EAGLE to address additional domestic and international markets. In addition, the Company plans continued improvement of hardware components to improve performance and capabilities.

         The Company's diagnostic product development activities are principally focused on expanding the capabilities of the MGTS and Chameleon products, including their interfaces, software modules and protocol capabilities for emerging technologies such as AIN and ATM, and adapting these products for the emerging network operations market. From time to time the

Company engages in development projects for special applications for customers. The Company typically retains the right to use such technology in future products that are not competitive with the specific application for which the development work was performed.

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

         Product development includes expenditures for research and development, new product design, enhancement of existing products and selective acquisition of technology. Research and development expenses amounted to approximately $26.4 million, $21.0 million and $17.1 million in 1998, 1997 and 1996, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company's development facilities are located in California, North Carolina, Washington and Japan. As of March 1, 1999, the Company had 243 persons engaged full time in product development. The Company believes that recruiting and retaining highly skilled engineering personnel is essential to its success. To the extent that the Company is not successful in attracting and retaining its technical staff, its business and operating results would be adversely affected.

SALES, MARKETING AND SUPPORT

         The Company's sales and marketing strategy for its EAGLE switching product is to continue to focus on sales to the traditional circuit-based telephony markets and to expand into the emerging packet-based telephony networks with new products and applications. The Company also intends to expand its international presence through additional sales personnel and product enhancements targeted to the international market. Current and future strategic alliances will continue to be an integral component of the strategy to reach broader markets and attain greater market presence. The network switching sales cycle typically ranges from three to 18 months depending on the complexity of a customer's planning, bidding and implementation requirements.

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

         The Company's sales and marketing strategy for its MGTS Sentinel product is to focus on sales to the traditional circuit-based telephony markets and to expand into the emerging packet-based telephony networks with new products and applications. The Company also intends to expand its international presence through additional sales personnel and product enhancements targeted to the international market.

         The Company's sales and marketing strategy for its other diagnostic products is to initially target customers' research and development departments designing the next generation of communications equipment and then to target the manufacturing groups and ultimate users in network operations as equipment is manufactured, certified and installed. This strategy permits the Company to gain expertise in testing emerging technologies in the early stages of their life cycles.

         Domestic Distribution. The Company sells its switching and diagnostic products in the U.S. principally through separate direct sales forces and, for the EAGLE STP to a lesser extent, through strategic relationships with various third-parties. The Company's direct sales forces operate out of the Company's headquarters in Calabasas, California and its regional offices located in Colorado, Illinois, New Jersey, North Carolina, Northern California and Texas.

         International Distribution. The Company sells its switching products internationally through its direct sales force and a distributor in Korea. The Company sells its diagnostic products internationally through a network of 30 distributors and a wholly owned subsidiary in Japan. The Company's Japanese subsidiary, which presently sells only diagnostic products, generated approximately 12%, 13% and 22% of the Company's revenues for 1998, 1997 and 1996, respectively. During 1998, the Company formed a subsidiary in the United Kingdom to conduct sales and marketing activities primarily for switching products.

         Tekelec-Airtronic, S.A., an affiliate of the Company, and its wholly owned subsidiaries are the distributors of the Company's diagnostic products in France, Italy, Germany, the Netherlands, Belgium, Luxembourg, Portugal, Spain and China. Twenty four additional independent companies distribute the Company's products in other Western European countries, the Far East (other than Japan), Australia, Mexico, Puerto Rico, New Zealand, Latin America, the Middle East and South Africa. Distributors typically purchase products directly from the Company pursuant to agreements that are exclusive for a particular territory and are cancelable by either party upon 90 days notice. Export sales through international distributors accounted for approximately 7%, 10% and 13% of revenues in 1998, 1997 and 1996, respectively.

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

         The Company has a non-exclusive distribution agreement with Lucent, an exclusive distribution agreement with Daewoo and a strategic marketing and sales alliance with Bellcore under which the Company and Bellcore will jointly market each other's products and also exchange interfaces and potentially other product specifications to allow the interworking of the Company's EAGLE IP7 Gateway and Bellcore's ISCP(R) System. The Company believes that these relationships demonstrate recognition of the technical advantages of the EAGLE STP and IP7 products, and that these agreements provide the Company with additional opportunities to penetrate the SS7 network switching marketplace and the convergence market. Through the Company's relationships with Lucent, Daewoo and Bellcore, the Company has enhanced its market presence and its ability to access leading telephone companies. In general, these agreements can be terminated by either party on limited notice and, except for Daewoo, do not require minimum purchases. Furthermore, Lucent and Bellcore are not precluded from selling products that are competitive with the Company's products. Although the Company's current sales through its relationships with Lucent and Bellcore are not significant, a termination of the Company's relationship with Lucent or Bellcore, or the sale of competing products by Lucent or Bellcore, could adversely affect the Company's business and operating results.

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

CUSTOMERS

         During 1998, the Company shipped approximately 62 pairs of EAGLE STPs to 35 customers worldwide and 780 units of its diagnostic products to over 190 customers worldwide. The Company's customers include end users and marketing intermediaries. End users for the Company's EAGLE STP consist primarily of U.S. ITCs, PCS and cellular operators, interexchange carriers, competitive access providers, local exchange carriers and RBOCs. End users for the Company's diagnostic products include long-distance carriers, telephone operating companies, communications equipment manufacturers, wireless and cellular network operators and government agencies. No customer accounted for more than 10% of the Company's revenues in 1998.

         The Company's diagnostic business is substantially dependent on repeat business and, therefore, customer satisfaction and loyalty are crucial to its long-term success. Many of the Company's largest customers in 1998 were purchasers of the Company's diagnostic systems in prior years.

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

BACKLOG

         Backlog for switching products typically consists of contracts or purchase orders for both product delivery scheduled within the next 12 months and EAGLE STP extended service warranty to be provided over the next five years. Orders for the Company's diagnostic products are usually placed by customers on an as-needed basis, and the Company has typically been able to ship these products within 15 to 30 days after acceptance of the purchase order. Because of variations in the magnitude and duration of orders received by the Company, and customer delivery requirements, which may be subject to cancellation or rescheduling by the customer, the Company's backlog at any particular date may not be a meaningful indicator of future financial results. At December 31, 1998, the Company's backlog amounted to approximately $72.8 million, of which $45.3 million related to EAGLE STP service warranty. This compared to a backlog of $59.0 million at December 31, 1997, of which $28.7 million related to EAGLE STP service warranty.

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

         The Company has a computerized manufacturing inventory control system that integrates and monitors purchasing, inventory control and production. The Company's quality control process tests for reliability and conformance with product specifications and utilizes certain automated software test procedures. The Company received ISO 9002 certification from Bellcore in 1995, ISO 9001 certification from Bellcore for its network switching operations in 1996 and for its intelligent network diagnostics operations in 1997.

         The Company has obtained CE Mark registration for its principal diagnostic products and for its EAGLE STP to meet EC regulations for shipment of products into Europe. As new hardware and software features or new products are introduced, the Company routinely engages in the process of obtaining CE Mark registration as needed. Failure or delay in the Company's ability to obtain CE Mark registration for its products could have a material impact on future sales in Europe.

         The Company generally uses industry standard components for its products that are available from multiple sources; however, a few key components, such as certain microprocessors, video displays and power supplies, are currently only available from single suppliers. Vendor supply agreements often include provisions requiring the vendor to maintain a specified level of key components. The Company believes that inventory levels of key components, including those maintained by vendors, are adequate. In addition, should any components become unavailable the Company believes that functionally similar, if not identical, components could be obtained, and any necessary internal redesign accomplished, without materially adversely impacting the Company. To date, the Company has not experienced any significant delays in obtaining components from its suppliers and independent contractors. However, the electronics industry is subject to rapid technological change. Components become obsolete and are discontinued by manufacturers as new succeeding generations are introduced. An inability to obtain essential components, if prolonged, could materially adversely affect the Company's business and operating results and damage customer relationships.

COMPETITION

         Network Switching Products. The market for STPs is highly competitive and has been highly concentrated among a limited number of dominant suppliers. The Company expects competition to increase in the future from existing and new competitors. The Company presently competes with Alcatel Alstom S.A. and Northern Telecom Ltd. and to a lesser extent with a limited number of other manufacturers, all of which have significantly greater financial, marketing, manufacturing and other resources and larger installed customer bases than the Company. The Company believes that its long-term success will depend on its ability to further penetrate the major telephone companies, both domestically and internationally, offer products with the best price/performance profile and be responsive to customers' needs for new features and services.

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

INTELLECTUAL PROPERTY

         The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The Company has entered into confidentiality and invention assignment agreements with its employees, and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers among others so as to limit access to and use and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of the Company's technologies or independent third-party development of similar technologies. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of misappropriation of the Company's technologies and products more likely. The Company believes that, because of the rapid pace of technological change in the communications market, legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency and timely introduction of product enhancements and the quality of support services provided by the Company.

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

EMPLOYEES

         At March 1, 1999, the Company had 581 employees, comprising 203 in sales, marketing and support, 71 in manufacturing, 243 in research, development and engineering and 64 in management, administration and finance. The Company believes that its future success will depend in part on its ability to attract, motivate and retain highly qualified personnel. Virtually all of the Company's employees hold stock options and/or participate in an employee stock purchase plan. None of the Company's employees is represented by a labor union, and the Company has not experienced any work stoppages. The Company believes that its employee relations are excellent.

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

CCITT (International Telephone and
   Telegraph Consultative Committee)...........   A United Nations organization that
                                                  establishes international
                                                  telecommunications standards.

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

SMS (Service Management System)................   A proprietary application that provides
                                                  the user with a maintenance and
                                                  administration interface to various IN
                                                  and AIN network elements.

SP-LNP (Service Provider Local
   Number Portability).........................   A capability mandated by the Federal
                                                  Communications Commission in June, 1996
                                                  that allows telephone customers to
                                                  change their local service provider
                                                  without changing their telephone number.
                                                  Adding SP-LNP capabilities to the Public
                                                  Switched Telephone Network requires the
                                                  introduction of three new network
                                                  elements and new software capabilities
                                                  in virtually every existing network
                                                  element.

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

ITEM 2.  PROPERTIES.

         The Company's executive offices, as well as its principal manufacturing operations, are located in an approximate 58,000 square-foot facility in Calabasas, California, under a lease that expires in November 2004 with an option to extend for an additional five years.

         The Company also occupies two facilities comprising 98,000 square feet in Morrisville, North Carolina, under leases expiring in March and September, 2003, primarily for engineering, product development, customer support and regional sales activities for its network switching and intelligent network diagnostics products. In November 1998, the Company agreed to lease a 152,000 square-foot facility in Morrisville, North Carolina. Under the terms of this lease, the Company will terminate its current leases in North Carolina without penalty. The Company intends to occupy the new facility and terminate its current leases upon completion of construction of the new facility currently scheduled for November 1999. The Company also has five regional sales offices occupying an aggregate of approximately 9,000 square feet under leases expiring between 1999 and 2001 in Campbell, California; Aurora, Colorado; Lombard, Illinois; Tinton Falls, New Jersey and Irving, Texas. Additionally, the Company has a research and development facility in Woodinville, Washington occupying approximately 2,100 square feet under a lease expiring in November 1999. The Company's Japanese subsidiary occupies approximately 10,600 square feet in Tokyo under leases expiring between April 1999 and November 1999. The Company's subsidiary in the United Kingdom occupies approximately 300 square feet in London under a month-to-month lease. The Company believes that its existing facilities will be adequate to meet its needs at least through 1999, and that it will be able to obtain additional space when and as needed on acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS.

         Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Inapplicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is traded over the counter on The Nasdaq Stock Market under the symbol TKLC. The following table sets forth the high and low closing sales prices for the Common Stock, as reported on The Nasdaq Stock Market. As of March 1, 1999, there were 238 record holders of the Company's Common Stock and approximately 9,000 beneficial holders based on information provided by the Company's transfer agent and proxy solicitation agent.


                                                             High            Low
                                                         -----------    -----------
1997
   First Quarter .................................       $      5.74    $      4.13
   Second Quarter ................................              9.44           4.75
   Third Quarter .................................             19.85           8.82
   Fourth Quarter ................................             23.57          13.97

1998
   First Quarter .................................       $     22.69    $     14.05
   Second Quarter ................................             25.13          19.94
   Third Quarter .................................             24.63          13.75
   Fourth Quarter ................................             22.25          10.63


        The Company has never paid a cash dividend. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

        The statement of operations data included in the selected consolidated financial data set forth below for the years ended December 31, 1998, 1997 and 1996 and the balance sheet data set forth below at December 31, 1998 and 1997 are derived from, and are qualified in their entirety by reference to, the Company's audited consolidated financial statements and notes thereto. The statement of operations data set forth below for the years ended December 31, 1995 and 1994 and the balance sheet data set forth below at December 31, 1996, 1995 and 1994 are derived from audited consolidated financial statements of the Company, which are not included herein.

                        FIVE-YEAR SELECTED FINANCIAL DATA


FOR THE YEARS ENDED DECEMBER 31,                        1998           1997           1996            1995           1994
                                                      ---------------------------------------------------------------------
                                                                       (thousands, except per-share data)
STATEMENT OF OPERATIONS DATA:
Revenues ........................................     $176,669       $125,140       $ 72,126        $ 75,276       $ 61,189
Income (Loss) before provision
  for income taxes ..............................       55,551         29,741           (284)          8,450          5,711
Net income (loss) ...............................       39,209         28,996         (2,511)          6,311          4,460
Earnings (Loss) per share(1):
    Basic .......................................     $   0.73       $   0.58       $  (0.05)       $   0.15       $   0.13
    Diluted .....................................         0.67           0.51          (0.05)           0.13           0.12
Weighted average number of shares outstanding(1):
    Basic .......................................       53,518         50,408         47,100          42,116         34,736
    Diluted .....................................       58,708         56,842         47,100          48,207         37,259

BALANCE SHEET DATA (at December 31):
Cash and investments ............................     $113,774       $ 70,518       $ 44,244        $ 43,609       $  7,653
Working capital .................................      108,762         86,354         44,688          56,983         13,466
Total assets ....................................      210,242        136,465         82,518          80,488         34,409
Long-term liabilities ...........................        2,252          2,839          1,061             380            654
Shareholders' equity ............................      165,777        107,877         61,751          63,607         18,720


-----------------
(1) Earnings (Loss) per share and weighted average number of shares outstanding have been retroactively adjusted to reflect the two-for-one stock split effected July 6, 1998.

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

CORPORATE ORGANIZATION

        The Company is currently organized into two divisions: Network Switching and Intelligent Network Diagnostics. In January 1999, the Company scaled down its Data Network Diagnostics Division and integrated this division into its Intelligent Network Diagnostics Division. The Company's most successful data network diagnostics efforts have been in the high speed links environment such as for SS7 over ATM and High Speed Frame Relay. These programs are synergistic with the Company's intelligent network diagnostics programs. By combining these programs, the Company believes it can better focus on future opportunities for its diagnostic products.


        The Network Switching Division develops and markets products, features and applications based on the Company's EAGLE platform, a high-capacity packet switch supporting a variety of advanced switching technologies including SS7, IP, ATM and others, enabling traditional circuit-based operators and new, packet-based operators to offer value-added services to their respective customers.

        The Intelligent Network Diagnostics Division develops and markets diagnostic products for the communications marketplace. These products, principally the MGTS products for intelligent network diagnostics and the Chameleon family of data network diagnostics products, have been the foundation of the Company's business and the source of the technology and expertise that has facilitated the Company's entry into other markets.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentages that statement of operations items bear to total revenues:


                                                           PERCENTAGE OF REVENUES
                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                      ----------------------------------
                                                       1998          1997          1996
                                                      ----------------------------------
Revenues ......................................        100.0%        100.0%        100.0%
    Cost of goods sold ........................         33.3          33.2          37.0
                                                      ------        ------        ------
Gross profit ..................................         66.7          66.8          63.0
    Research and development ..................         14.9          16.8          23.7
    Selling, general and administrative .......         22.9          27.9          41.4
    Restructuring .............................           --            --           0.4
                                                      ------        ------        ------
Income (Loss) from operations .................         28.9          22.1          (2.5)
    Interest and other income, net ............          2.6           1.7           2.1
                                                      ------        ------        ------
Income (Loss) before provision for income taxes         31.5          23.8          (0.4)
    Provision for income taxes ................          9.3           0.6           3.1
                                                      ------        ------        ------
      Net income (loss) .......................         22.2%         23.2%         (3.5)%
                                                      ======        ======        ======


        The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:


                                        PERCENTAGE OF REVENUES
                                    FOR THE YEARS ENDED DECEMBER 31,
                                    --------------------------------
                                       1998       1997       1996
                                    --------------------------------
Network switching .................      66%        58%        35%
Intelligent network diagnostics ...      26         29         36
Data network diagnostics ..........       8         13         29
                                      -----      -----      -----
      Total .......................     100%       100%       100%
                                      =====      =====      =====

        The following table sets forth, for the periods indicated, the revenues by geographic territory as a percentage of total revenues:


                                PERCENTAGE OF REVENUES
                           FOR THE YEARS ENDED DECEMBER 31,
                        ------------------------------------
                          1998           1997           1996
                        ------------------------------------
North America ..            69%            73%            58%
Japan ..........            12             13             22
Europe .........             4              5              9
Rest of World ..            15              9             11
                        ------         ------         ------
      Total ....           100%           100%           100%
                        ======         ======         ======

1998 COMPARED WITH 1997

Revenues

        The Company's revenues increased by $51.5 million, or 41%, during 1998 due to higher sales of switching products and intelligent network diagnostics products. Sales of data network diagnostics products decreased both in dollars and as a percentage of total sales.

        Revenues from switching products increased by 62%, or $44.3 million, to $116.3 million due primarily to increased EAGLE STP market acceptance worldwide as reflected by higher international sales, increased sales of upgrades and software enhancements to the Company's larger EAGLE STP installed base and higher sales of Local Number Portability (LNP) and Local Service Management System (LSMS) features. In 1998, the Company sold 62 pairs of EAGLE STPs compared with 45 pairs in 1997.

        Revenues from intelligent network diagnostics products increased by 27%, or $9.7 million, to $46.3 million. This increase was primarily driven by higher sales of development services in Japan and the addition of sales of the Company's MGTS Sentinel product domestically, partially offset by lower MGTS product sales in Japan.

        Revenues from data network diagnostics products decreased by 15%, or $2.5 million, to $14.1 million primarily due to lower sales of the Company's Chameleon products in all markets, partially offset by increased sales of third-party data diagnostics products in Japan by the Company's Japanese subsidiary.

        Revenues in North America increased by $29.9 million, or 33%, as a result of higher switching and MGTS product sales, partially offset by lower Chameleon product sales. Revenues in Japan increased by $5.6 million, or 34%, due primarily to higher sales of MGTS-related development services and third-party data diagnostics products, partially offset by lower Chameleon and MGTS product sales. Revenues in Europe increased by $1.1 million, or 16%, due to higher switching product sales. Other international revenues increased by $15.0 million, 141%, primarily due to higher switching product sales including a large sale in South Africa.

        The impact of exchange rate fluctuations on currency translations, which consisted primarily of the translation of Japanese yen into U.S. dollars, decreased revenues by approximately $1.5 million, or 1%, and did not have a significant impact on net income.

        The Company believes that its future revenue growth depends in large part upon a number of factors, including the continued market acceptance of the Company's products, particularly the EAGLE products and related applications, the MGTS Sentinel, and market acceptance of the Company's recently introduced EAGLE IP7 and FALCON product lines. In 1998, the Company experienced significant revenue growth, particularly in switching products. The Company expects that switching product sales will continue to grow in 1999, both in dollars and as a percentage of total revenues, although at a lower percentage rate of growth than in 1998.

Gross Profit

        Gross profit as a percentage of revenues was essentially flat at 67%. Changes in the following factors, among others, may affect gross profit: product and distribution channel mix, competition, customer discounts, supply and demand conditions in the electronic components industry, internal manufacturing capabilities and efficiencies, foreign currency fluctuations and general economic conditions.

Research and Development

        Although research and development expenses increased by $5.4 million, or 25%, such expenses decreased as a percentage of revenues from 17% in 1997 to 15% in 1998. The dollar increase was attributable primarily to ongoing development expenses in the Network Switching Division with respect to development of new features for the EAGLE products and consisted principally of expenses incurred in connection with the hiring of additional personnel and higher depreciation expense resulting from equipment acquisitions.

        The Company intends to continue to make substantial investments in product and technology development and believes that its future success depends in large part upon its ability to continue to enhance existing products and to develop or acquire new products that maintain its technological competitiveness.

Selling, General and Administrative

        Although selling, general and administrative expenses increased by $5.5 million, or 16%, such expenses decreased as a percentage of revenues from 28% in 1997 to 23% in 1998. The increase in dollars was attributable primarily to increased infrastructure costs required to meet the needs of the growing EAGLE installed base and to support higher sales levels of switching and intelligent network diagnostics products. Sales, general and administrative expenses were reduced in 1998 by the proceeds from the settlement of an insurance claim in the amount of approximately $1.7 million, net of applicable costs.

Income Taxes

        During 1998, the Company recorded tax benefits of $3.7 million resulting from a reduction of its valuation allowance for deferred taxes, and tax benefits associated with research and development tax credits. The reduction in the valuation allowance was based on the Company's improved income trend and management's assessment of various uncertainties related to the Company's ability to utilize certain research and development tax credit carryforwards. For the year ended December 31, 1998, excluding the one-time tax benefits, the Company had a tax provision of $20.0 million, resulting in an effective tax rate of 36%. For 1997, the Company had an effective tax rate of 33% excluding a one-time tax benefit of $9.0 million resulting from a reduction of its valuation allowance for deferred taxes.

Interest, Net

        Net interest income increased by $2.4 million primarily as a result of higher average investment balances in 1998.

1997 COMPARED WITH 1996

Revenues

        The Company's revenues increased by $53.0 million, or 73%, during 1997 due to higher sales of switching products and intelligent network diagnostics products. Sales of data network diagnostics products decreased both in dollars and as a percentage of total sales.

        Revenues from switching products increased by 184%, or $46.6 million, to $71.9 million due primarily to increased EAGLE STP market acceptance principally in the U.S., and the addition of sales of the Company's LNP and related LSMS features. Additionally, the EAGLE STP average selling price increased as a result of the Company's sales of larger systems to the Regional Bell Operating Company (RBOC) market. In 1997, 45 pairs of EAGLE STPs were sold compared with 26 pairs in 1996.

        Revenues from intelligent network diagnostics products increased by 43%, or $11.0 million, to $36.6 million. This increase was primarily driven by strong demand for the Company's MGTS products in all geographic markets, particularly North America.

        Revenues from data network diagnostics products decreased by 21%, or $4.6 million, to $16.6 million primarily due to lower sales in all markets for both the Chameleon Open and the Company's older Chameleon products.

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

LIQUIDITY AND CAPITAL RESOURCES

        During 1998, cash and cash equivalents decreased by $6.8 million to $31.9 million, after a net purchase of approximately $50.1 million of short-term and long-term investments. Operating activities, including the effects of exchange rate changes on cash, provided $44.5 million. Financing activities, which represented proceeds from the issuance of Common Stock upon the exercise of options and warrants, provided $7.6 million and investing activities, excluding purchases of short-term and long-term investments, used $8.9 million.

        Accounts receivable at December 31, 1998, including amounts due from related parties, increased by 80% compared to December 31, 1997, due primarily to increased sales levels and a higher concentration of sales at the end of the fourth quarter of 1998 compared to 1997. Inventories increased by 14% during 1998 primarily to support the increased sales levels and the expanded breadth of the Company's products. Trade accounts payable and accrued expenses increased by 122% and 86%, respectively, primarily due to the timing of purchases and increased level of operating expenses incurred by the Company primarily to support higher sales levels and the Company's product development programs. Deferred revenues increased by 21% primarily as a result of increased extended warranty service revenues that are recognized ratably over the warranty period and the timing of installation activities.

        Capital expenditures were $8.7 million during 1998 and represented the planned acquisition of equipment principally for research and development, manufacturing operations and facility expansion. The Company expects capital expenditures will increase significantly in 1999, principally for the acquisition of equipment for research and development, sales demonstration and manufacturing operations to support the Company's planned growth.

        Net cash provided by financing activities in 1998 was $7.6 million, which represented proceeds from the issuance of Common Stock upon the exercise of options and warrants.

        In July 1998, the Company renewed its credit facility with a U.S. bank and increased the maximum line of credit available thereunder from $10.0 million to $15.0 million. The Company also has lines of credit aggregating $3.9 million available to its Japanese subsidiary from various Japan-based banks.

        The Company's $15.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at, or in some cases below, the lender's prime rate (7.75% at December 31, 1998), and expires on June 30, 2000, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance.

        The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.9 million with interest at the Japanese prime rate (1.5% at December 31, 1998) plus 0.125% per annum, which expire between August 5, 1999, and March 31, 2000, if not renewed.

        There were no borrowings by the Company under the lines of credit described above or any other lines of credit in 1998 or 1997.

        The Company believes that existing working capital, funds generated from operations and its current bank lines of credit are sufficient to satisfy anticipated operating requirements at least through 1999. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance the Company's growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

Foreign Exchange

        International operations are subject to certain opportunities and risks, including currency fluctuations. In 1998, 1997 and 1996, the percentages by which weighted average exchange rates for the Japanese yen weakened against the U.S. dollar were 7%, 9% and 18%, respectively.

        The change in cumulative translation adjustments in 1998 was due primarily to the strengthening of the Japanese yen against the U.S. dollar when comparing the exchange rate at December 31, 1998, to that of December 31, 1997. Realized exchange gains (losses) are recorded in the period when incurred, and amounted to $56,000, $(273,000) and $(180,000) in 1998, 1997 and 1996,
respectively. Exchange gains and losses include the remeasurement of certain currencies into functional currencies and the settlement of intercompany balances.

Readiness for Year 2000

        Background. As the year 2000 approaches, a critical issue has emerged regarding how existing application software programs, operating systems and embedded computer chips can accommodate the year 2000 date value. The Company has a year 2000 project team in place with overall responsibility for the Company's year 2000 compliance programs. In addition, executive management regularly monitors the status of the Company's year 2000 remediation plans.

        Project. The Company has identified potential year 2000 risks in four categories: software and system products the Company sells to customers; internal business software and information technology systems; systems other than information technology systems ("Non-IT systems"); and third-party suppliers to the Company. The Company's year 2000 project includes the following phases for the first three categories above: (1) identifying year 2000 risks;
(2) assigning priorities to identified risks; (3) testing year 2000 compliance for risks determined to be material to the Company; (4) correcting problems determined to be material and not year 2000 compliant; (5) retesting corrections that have been implemented; and (6) developing contingency plans. With respect to the Company's third-party suppliers, the Company's year 2000 project consists of the following phases: (1) contacting suppliers for information concerning their year 2000 readiness; (2) prioritizing suppliers as to relative importance;
(3) validating supplier responses regarding year 2000 compliance; and (4) developing contingency plans in the event that one or more suppliers fail to achieve year 2000 compliance.

        Assessment. The software and systems products that the Company sells to customers consist of internally developed software, third-party software licensed by the Company for use in or with the Company's products, hardware systems designed and manufactured by the Company and hardware systems designed and manufactured by third parties. The Company has identified priorities, completed the initial testing phase and begun offering solutions to its customers. The Company believes that its current product offerings are year 2000 compliant. For past product offerings that the Company is still supporting, the Company is offering releases that should make such products year 2000 compliant. However, failure to achieve year 2000 compliance for any products could materially adversely affect sales in 1999. Additionally, if any of the Company's mission critical products were to fail in the field as a result of year 2000 noncompliance, such failure could result in substantial liability to the Company and have a material adverse effect on the Company's financial results, business, market position, reputation and prospects.

Internal business software and systems consist primarily of the Company's business information systems in the United States and at the Company's Japanese subsidiary. The Company has completed its initial year 2000 project phases with respect to its business systems, and is in the process of developing, implementing and testing the necessary modifications. The Company believes that its internal business software and systems will be year 2000 compliant. However, if the Company's business systems are not year 2000 compliant, the Company could experience interruptions to its production process, development programs and general business operations.

The Company has been advised by the suppliers of its Non-IT systems, which consist primarily of environmental systems such as fire suppression and security systems in the various buildings the Company occupies, that such systems are year 2000 compliant.

Third-party suppliers provide component parts, purchased assemblies and contract manufacturing services incorporated by the Company into the products and systems it sells. The Company is requiring that each of its key suppliers certify whether they are year 2000 compliant. The Company has also prioritized its suppliers by level of criticality to the Company's business. Based on information received from its suppliers, the Company estimates that approximately 41% of its critical suppliers are presently year 2000 compliant. The Company plans to monitor its critical suppliers and either develop alternate sources or increase inventory levels prior to the year 2000 for those vendors considered to be at risk of not timely achieving year 2000 compliance. However, there can be no assurance that such alternate sources will be available or that adequate inventory levels will be attainable if necessary, and the Company could experience parts shortages and production interruptions if one or more key third-party suppliers experience year 2000 problems.

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

        Risks. The Company's results of operations, financial condition and cash flows could be materially adversely affected if the Company or any of its key suppliers or customers do not achieve year 2000 compliance. Although the Company's year 2000 project is expected to minimize the Company's risks of experiencing a year 2000 problem, inherent risks and uncertainties exist despite the Company's efforts. There can be no assurance that a failure on the part of the Company, its products, its key suppliers or its customers will not be disruptive to the Company's business. As a result of these uncertainties the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material effect on the Company's results of operations, financial condition or cash flows.

Reorganization

        In January 1999, the Company announced its decision to scale down its Data Network Diagnostics Division and integrate the division into its Intelligent Network Diagnostics Division. In connection with this activity, the Company will record a charge of approximately $1.8 million in the first quarter of 1999, which represents a workforce reduction of 25 employees and the write-off of certain assets related to the Data Network Diagnostics Division.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

        The statements that are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the current belief, expectations or intent of the Company's management. These statements are subject to and involve certain risks and uncertainties including, but not limited to, timing of significant orders and shipments, changes in customer product mix, customer acceptance of the Company's products, capital spending patterns of customers, including shifts in such patterns as a result of customers' deferral of product purchases until the year 2000, competition and pricing, new product introductions by the Company or its competitors, carrier deployment of intelligent network services, the level and timing of research and development expenditures, regulatory changes, readiness for the year 2000 by the Company, its customers and its suppliers, general economic conditions and other risks described in this Annual Report on Form 10-K and in certain of the Company's other Securities and Exchange Commission filings. Many of these risks and uncertainties are outside of the Company's control and are difficult for the Company to forecast or mitigate. Actual results may differ materially from those expressed or implied in such forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Inapplicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See the consolidated financial statements of the Company and its subsidiaries included herein and listed in Item 14 (a) of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1999, entitled "Election of Directors" and "Executive Officers" to be filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1999, entitled "Election of Directors - Compensation of Directors," "Executive Compensation and Other Information," "Board of Directors and Compensation Committee Reports on Executive Compensation" and "Performance Graph," to be filed with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1999, entitled "Common Stock Ownership of Principal Shareholders and Management," to be filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1999, entitled "Certain Relationships and Related Transactions," to be filed with the Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     The following documents are filed as part of this Report:


               CONSOLIDATED FINANCIAL STATEMENTS                                       PAGE
                                                                                       ----
               -       Report of Independent Accountants                                F-1

               -       Consolidated Statements of Operations for each of the
                       three years in the period ended December 31, 1998                F-2

               -       Consolidated Balance Sheets as of December 31, 1998 and 1997     F-3

               -       Consolidated Statements of Cash Flow for each of the
                       three years in the period ended December 31, 1998                F-4

               -       Consolidated Statements of Shareholders' Equity for each of
                       the three years in the period ended December 31, 1998            F-5

               -       Consolidated Statements of Comprehensive Income for each
                       of the three years in the period ended December 31, 1998         F-6

               -       Notes to Consolidated Financial Statements                       F-7

               -       Report of Independent Accountants on Financial Statement
                       Schedule                                                         S-1

               -       Schedule II   Valuation and Qualifying Accounts and Reserves
                                     for each of the three years in the period ended
                                     December 31, 1998                                  S-2


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

        3.1     Amended and Restated Articles of Incorporation(1)

        3.2     Bylaws, as amended(2)

        4.1 Rights Agreement dated as of August 25, 1997 between the Registrant and U.S. Stock Transfer Corporation as Rights Agent(3)

        10.1 Amended and Restated 1984 Stock Option Plan, including forms of stock option agreements(4)(5)

        10.2 Amended and Restated Non-Employee Director Equity Incentive Plan, including forms of stock award certificate and nonstatutory stock option agreements(6), as amended February 21, 1996(5)(7)

        10.3 1994 Stock Option Plan, including forms of stock option agreements(6), as amended February 4, 1995(8), March 3, 1995
                (8), January 27, 1996(7), February 26, 1997(9), March 19,
                1997(9), and March 20, 1998(5)(10)

        10.4    Retirement Pension Rules of Tekelec, Ltd.(5)(11)

        10.5 Form of Indemnification Agreement between the Registrant and all directors of the Registrant(5)(12)

        10.6 Lease dated as of February 8, 1988 between the Registrant and State Street Bank and Trust Company of California, N.A., not individually, but solely as an Ancillary Trustee for State Street Bank and Trust Company, a Massachusetts banking corporation, not individually, but solely as Trustee for the AT&T Master Pension Trust, covering the Company's principal facilities in Calabasas, California(13)

        10.7 Form of International Distributor Agreement(14) and Schedule of Distributors

        10.8 Officers Severance Plan, including form of Employment Separation Agreement (5)(15), as amended March 8, 1999

        10.9 Employee Stock Purchase Plan, including form of subscription agreement(5)(7)

        10.10 Credit Agreement dated October 22, 1996 between the Registrant and Imperial Bank, together with Promissory Note of the Registrant dated October 22, 1996(2), amended by First Amendment to Credit Agreement dated July 15, 1998, together with Promissory Note of the Registrant dated July 15, 1998(1)

        10.11 General Security Agreement dated October 22, 1996 between the Registrant and Imperial Bank(2)

        10.12 Agreement dated September 9, 1997 between the Registrant and Shigeru Suzuki(3), as amended by Agreement dated January 6, 1998(16)

        10.13* Distribution and OEM Agreement dated as of June 1, 1997 between the Registrant and Daewoo Telecom, Ltd.(3)

        10.14 Warrants to purchase shares of the Company's Common Stock and Schedule of Warrantholders(5)(17)

        10.15 Stock Award Agreement dated February 17, 1998 between the Registrant and Michael Margolis(16)

        10.16 Lease dated as of November 6, 1998 between the Registrant and Weeks Realty, L.P., covering the Company's facilities in Morrisville, North Carolina

        10.17 Employment Offer Letter dated January 13, 1999 between the Registrant and Teresa Pippin

        21.1    Subsidiaries of the Registrant

        23.1    Consent of PricewaterhouseCoopers LLP

        27.1    Financial Data Schedule for the year ended December 31, 1998

----------------------
* Confidential treatment has been granted with respect to portions of this exhibit, and such confidential portions have been deleted and filed with the Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.

(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1998.

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

(10) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-71261) filed with the Commission on January 27, 1999.

(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1994.

(12) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1987.

(13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1988.

(14) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-4123) filed with the Commission on March 19, 1986.

(15) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1993.

(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (Filed No. 0-15135) for the quarter ended March 31, 1998.

(17) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-37843) filed with the Commission on October 14, 1997.

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed or required to be filed by the Registrant during the quarter ended December 31, 1998.

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

                                     TEKELEC


                                     By: /s/ MICHAEL L. MARGOLIS
                                        -------------------------------------
                                        Michael L. Margolis, President and
                                        Chief Executive Officer

Dated:  March 29, 1999


        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                               Title                         Date
   ---------                               -----                         ----
/s/  Jean-Claude Asscher           Chairman of the Board            March 29, 1999
-------------------------------
     Jean-Claude Asscher


/s/  Michael L. Margolis           President, Chief Executive       March 29, 1999
-------------------------------    Officer and Director
     Michael L. Margolis


/s/  Robert V. Adams               Director                         March 29, 1999
-------------------------------
     Robert V. Adams


/s/  Daniel L. Brenner             Director                         March 29, 1999
-------------------------------
     Daniel L. Brenner


/s/  Howard Oringer                Director                         March 29, 1999
-------------------------------
     Howard Oringer


/s/  Jon F. Rager                  Director                         March 29, 1999
-------------------------------
     Jon F. Rager


/s/  Gilles C. Godin               Vice President, Finance and      March 29, 1999
-------------------------------    Chief Financial Officer
     Gilles C. Godin

                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Shareholders And Board Of Directors Of Tekelec



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flow, shareholders' equity, and comprehensive income present fairly, in all material respects, the financial position of Tekelec and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






/s/
PricewaterhouseCoopers LLP
Woodland Hills, California
February 2, 1999

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------------
                                                                  1998                 1997                  1996
                                                               -----------------------------------------------------
                                                                        (thousands, except per-share data)
REVENUES ...........................................           $   176,669          $   125,140          $    72,126

COSTS AND EXPENSES:
    Cost of goods sold .............................                58,902               41,524               26,682
    Research and development .......................                26,371               21,019               17,076
    Selling, general and administrative ............                40,458               34,971               29,842
    Restructuring ..................................                    --                   --                  327
                                                               -----------          -----------          -----------
      Total costs and expenses .....................               125,731               97,514               73,927
                                                               -----------          -----------          -----------

Income (Loss) from operations ......................                50,938               27,626               (1,801)
Other income (expense):
    Interest, net ..................................                 4,785                2,378                1,693
    Other, net .....................................                  (172)                (263)                (176)
                                                               -----------          -----------          -----------
      Total other income ...........................                 4,613                2,115                1,517
Income (Loss) before provision for income taxes ....                55,551               29,741                 (284)
                                                               -----------          -----------          -----------
    Provision for income taxes .....................                16,342                  745                2,227
                                                               -----------          -----------          -----------
      NET INCOME (LOSS) ............................           $    39,209          $    28,996          $    (2,511)
                                                               ===========          ===========          ===========

EARNINGS (LOSS) PER SHARE(1):
      Basic ........................................           $      0.73          $      0.58          $     (0.05)
      Diluted ......................................                  0.67                 0.51                (0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING(1):
      Basic ........................................                53,518               50,408               47,100
      Diluted ......................................                58,708               56,842               47,100


--------------

(1) Earnings (Loss) per share and weighted average number of shares outstanding have been retroactively adjusted to reflect the two-for-one stock split effected July 6, 1998.

See notes to consolidated financial statements

                                     TEKELEC
                           CONSOLIDATED BALANCE SHEETS


                                                                                        DECEMBER 31,
                                                                              -------------------------------
                                                                                  1998                1997
                                                                              -------------------------------
                                                                               (thousands, except share data)
                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..........................................      $    31,932         $    38,748
    Short-term investments, at fair value ..............................           37,704              19,773
    Accounts and notes receivable, less allowances
        1998 -- $763; 1997 -- $469 .....................................           54,606              29,141
    Inventories ........................................................           12,872              11,281
    Amounts due from related parties ...................................            1,896               2,286
    Income taxes receivable ............................................               32                 805
    Deferred income taxes, net .........................................            8,616               8,309
    Prepaid expenses and other current assets ..........................            3,317               1,760
                                                                              -----------         -----------
      Total current assets .............................................          150,975             112,103

Long-term investments, at fair value ...................................           44,138              11,997
Property and equipment, net ............................................           12,859               9,841
Deferred income taxes, net .............................................            1,514               1,999
Other assets ...........................................................              756                 525
                                                                              -----------         -----------
      Total assets .....................................................      $   210,242         $   136,465
                                                                              ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable .............................................      $    10,904         $     4,919
    Accrued expenses ...................................................           10,932               5,862
    Accrued payroll and related expenses ...............................            5,660               6,846
    Current portion of deferred revenues ...............................           10,480               7,693
    Income taxes payable ...............................................            4,237                 429
                                                                              -----------         -----------
      Total current liabilities ........................................           42,213              25,749
Long-term portion of deferred revenues .................................            2,252               2,839
                                                                              -----------         -----------
      Total liabilities ................................................           44,465              28,588
                                                                              -----------         -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY(1):
    Common stock, without par value, 200,000,000 shares authorized;
      issued and outstanding 1998 -- 54,328,512; 1997 -- 52,252,086 ....           92,803              75,627
    Retained earnings ..................................................           72,084              32,875
    Accumulated other comprehensive income (loss) ......................              890                (625)
                                                                              -----------         -----------
      Total shareholders' equity .......................................          165,777             107,877
                                                                              -----------         -----------
      Total liabilities and shareholders' equity .......................      $   210,242         $   136,465
                                                                              ===========         ===========

-----------------------
(1) Number of shares outstanding have been retroactively adjusted to reflect the two-for-one stock split effected July 6, 1998.

See notes to consolidated financial statements

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                 1998                  1997                 1996
                                                              -----------------------------------------------------
                                                                                   (thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income (loss) ................................        $    39,209          $    28,996          $    (2,511)
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization ....................              5,795                4,790                3,842
    Deferred income taxes ............................                276                  (82)                 (80)
    Stock-based compensation .........................                343                   --                   --
    Changes in assets and liabilities:
      Accounts and notes receivable ..................            (24,873)             (12,537)               1,810
      Inventories ....................................             (1,507)              (3,299)              (1,840)
      Amounts due from related parties ...............                389                   93                  672
      Income taxes receivable ........................                775                 (857)                  --
      Prepaid expenses and other current assets ......             (1,548)                (266)                (564)
      Trade accounts payable .........................              5,660                 (412)               1,776
      Accrued expenses ...............................              4,955                  (49)               1,645
      Accrued payroll and related expenses ...........             (1,225)               2,842                  755
      Deferred revenues ..............................              2,200                6,766                  870
      Income taxes payable ...........................             12,800                 (849)                 370
                                                              -----------          -----------          -----------
        Total adjustments ............................              4,040               (3,860)               9,256
                                                              -----------          -----------          -----------
         Net cash provided by operating activities ...             43,249               25,136                6,745
                                                              -----------          -----------          -----------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of available-for-sale securities ........           (107,272)             (22,737)             (45,033)
    Proceeds from maturity of available-for-sale
        securities ...................................             57,200               18,000               18,000
    Purchase of property and equipment ...............             (8,702)              (6,552)              (6,008)
    (Increase) Decrease in other assets ..............               (195)                  46                   63
                                                              -----------          -----------          -----------
        Net cash (used in) investing activities ......            (58,969)             (11,243)             (32,978)
                                                              -----------          -----------          -----------
CASH FLOW FROM FINANCING ACTIVITIES:
    Repayments of short-term borrowings ..............                 --                   --                 (570)
    Repayment of long-term debt ......................                 --                   --                 (380)
    Repayments of other obligations ..................                 --                   --                  (31)
    Proceeds from issuance of common stock ...........              7,634                8,759                2,050
                                                              -----------          -----------          -----------
        Net cash provided by financing activities ....              7,634                8,759                1,069
                                                              -----------          -----------          -----------
Effect of exchange rate changes on cash ..............              1,270               (1,115)              (1,234)
                                                              -----------          -----------          -----------
        Net increase (decrease) in cash and cash
         equivalents .................................             (6,816)              21,537              (26,398)
                                                              -----------          -----------          -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR ...             38,748               17,211               43,609
                                                              -----------          -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR .........        $    31,932          $    38,748          $    17,211
                                                              ===========          ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
      Interest .......................................        $        --          $        --          $        98
      Income taxes ...................................              2,297                2,408                1,970
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW ACTIVITY:
      Tax benefit related to stock options ...........              9,199                9,819                   63


See notes to consolidated financial statements

                                     TEKELEC
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                  COMMON STOCK                               ACCUMULATED
                                            --------------------------                           OTHER             TOTAL
                                              NUMBER                          RETAINED       COMPREHENSIVE      SHAREHOLDERS'
                                            OF SHARES(1)     AMOUNT           EARNINGS       INCOME (LOSS)         EQUITY
                                            ---------------------------------------------------------------------------------
                                                                             (thousands)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995 .............       46,396      $    54,936      $     6,390       $     2,281       $    63,607
    Exercise of stock options
      and warrants .....................        1,644            2,050               --                --             2,050
    Stock option tax benefits ..........           --               63               --                --                63
    Translation adjustment .............           --               --               --            (1,458)           (1,458)
    Net loss ...........................           --               --           (2,511)               --            (2,511)
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996 .............       48,040           57,049            3,879               823            61,751
    Exercise of stock options
      and warrants .....................        4,212            8,759               --                --             8,759
    Stock option tax benefits ..........           --            9,819               --                --             9,819
    Translation adjustment .............           --               --               --            (1,448)           (1,448)
    Net income .........................           --               --           28,996                --            28,996
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997 .............       52,252           75,627           32,875              (625)          107,877
    Exercise of stock options
      and warrants .....................        2,032            7,634               --                --             7,634
    Issuance of restricted stock,
      net of unearned compensation .....           45              343               --                --               343
    Stock option tax benefits ..........           --            9,199               --                --             9,199
    Translation adjustment .............           --               --               --             1,515             1,515
    Net income .........................           --               --           39,209                --            39,209
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998 .............       54,329      $    92,803      $    72,084       $       890       $   165,777
=============================================================================================================================

--------------
(1) Number of shares of Common Stock have been retroactively adjusted to reflect the two-for-one stock split effected July 6, 1998.

    See notes to consolidated financial statements

                                     TEKELEC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                      For the Years Ended December 31,
                                                    -----------------------------------------
                                                      1998            1997             1996
                                                    -----------------------------------------
                                                                   (thousands)
Net income (loss) ...............................   $ 39,209        $ 28,996         $ (2,511)

Other comprehensive income (loss):
    Foreign currency translation adjustments ....      1,515          (1,448)          (1,458)
                                                    --------        --------         --------
Comprehensive income (loss) .....................   $ 40,724        $ 27,548         $ (3,969)
                                                    ========        ========         ========


See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated. Certain items shown in the December 31, 1997 and 1996 financial statements have been reclassified to conform with the current period presentation.

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


LONG-TERM ASSETS

        The Company identifies and records impairment on long-lived assets when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected nondiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows.

PRODUCT WARRANTY COSTS

        The Company generally warrants its products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. At December 31, 1998 and 1997, accrued product warranty costs amounted to $2.3 million and $1.2 million, respectively, and are included in accrued expenses.

REVENUE RECOGNITION

        Revenues from sales of diagnostic products are generally recognized when products are shipped. Revenues from sales of switching products are recognized upon shipment to the customer's final site and satisfaction of related Company obligations, if any. Revenues associated with multiple-element arrangements (products, upgrades, enhancements and post-contract customer support) are allocated to each element based on the relative fair value. Revenues associated with installation are realized upon completion. Extended warranty service revenues are recognized ratably over the warranty period. Engineering service revenues are recognized on delivery or as the services are performed. Development contract revenues are recognized using the percentage-of-completion method based on the costs incurred relative to total estimated costs. Provisions for anticipated losses, if any, on development contracts are recognized in income currently.

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

ADVERTISING

        Advertising costs are expensed as incurred and amounted to $781,000, $669,000 and $620,000 for 1998, 1997 and 1996, respectively.

TRANSLATION OF FOREIGN CURRENCIES

        Translation of foreign currencies is accounted for using the local currency as the functional currency of the Company's foreign subsidiaries. All assets and liabilities are translated at exchange rates in effect on the balance sheet dates while revenues and expenses are translated at average rates in effect for the period. The resulting gains and losses are included in a separate component of shareholders' equity. Realized gains (losses) on foreign currency transactions are reflected in net income (loss) and amounted to $56,000, $(273,000) and $(180,000) for 1998, 1997 and 1996, respectively.

EARNINGS (LOSS) PER SHARE

        Earnings (Loss) per share are computed using the weighted average number of shares outstanding and dilutive Common Stock equivalents (options and warrants), in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share."

COMPREHENSIVE INCOME

        In 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," and accordingly has included a separate Statement of Comprehensive Income. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders.

SEGMENT INFORMATION

        In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of a Business Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information. See Note M.

NOTE B -- FAIR VALUE OF INVESTMENTS

        The Company has short-term investments in corporate debt securities with original maturities of less than 90 days whose carrying amounts approximate their fair values because of their short maturities. These short-term investments are included in cash and cash equivalents, are classified as held-to-maturity securities and amounted to $19.4 million and $25.3 million at December 31, 1998, and December 31, 1997, respectively.

        The Company also had investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:


                                                                                     DECEMBER 31,
                                                                                -------------------------
                                                                                  1998            1997
                                                                                -------------------------
                                                                                      (thousands)
TYPE OF SECURITY:
Corporate debt securities with maturities of less than one year ...........     $   25,704     $   10,745
U.S. government securities with maturities of less than one year ..........         12,000          9,028
                                                                                ----------     ----------
Total short-term investments ..............................................         37,704         19,773
U.S. government securities with maturities  of between one and two years ..         44,138         11,997
                                                                                ----------     ----------
                                                                                $   81,842     $   31,770
                                                                                ==========     ==========


These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders' equity. At December 31, 1998 and 1997, net unrealized gains or losses on available-for-sale securities were not significant. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are reported in other income and expense, and were not significant for 1998, 1997 and 1996.

NOTE C -- BUSINESS AND CREDIT RISK

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

NOTE D -- RELATED PARTY TRANSACTIONS

        As of December 31, 1998, the Company's principal shareholder, a director and his family, and a foreign-affiliated company controlled by the director owned an aggregate of approximately 27% of the Company's outstanding stock.

        The following is a summary of transactions and balances with these affiliates:


                                       1998          1997          1996
                                    ----------    ----------    ----------
                                                 (thousands)
Product sales ..................... $    4,269    $    4,471    $    4,130
Purchases of inventory ............         --           212           125
Director's fees and expenses ......         51           104            59
Due from affiliates ...............      1,896         2,286         2,381
Due to affiliates .................         --            --           145


        The amounts due from and to the affiliates are non-interest bearing.

        In August 1996, the Company entered into a consulting agreement with a director, pursuant to which such director earned $30,000 and received a warrant to purchase 120,000 shares of the Company's Common Stock. This agreement terminated December 31, 1996.

NOTE E -- RESTRUCTURING

        During the third quarter of 1996, the Company recorded restructuring charges amounting to $327,000 which represent severance pay and benefit costs for eight terminated employees in research and development and support functions, and other costs related to the consolidation of the Company's Ohio research facility into the Company's North Carolina facility. The costs consisted of the following:


                                         (thousands)
Severance pay ..........................     $250
Other accrued expenses .................       57
Property and equipment write-down ......       20
                                             ----
                                             $327
                                             ====


        At December 31, 1997, all identified employees had been terminated, and all severance costs and other accrued expenses had been paid.

NOTE F -- INCOME TAXES

        The provision for income taxes consists of the following:


                                 FOR THE YEARS ENDED DECEMBER 31,
                          ---------------------------------------------
                             1998             1997             1996
                          -----------      -----------      -----------
                                           (thousands)
CURRENTLY PAYABLE:
    Federal ............. $    10,736      $     5,394      $        --
    State ...............       3,500            1,554                1
    Foreign .............       1,794              390            2,392

DEFERRED:
    Federal .............       2,134           (5,974)              --
    State ...............      (1,338)            (745)              --
    Foreign .............        (484)             126             (166)
                          -----------      -----------      -----------
                          $    16,342      $       745      $     2,227
                          ===========      ===========      ===========

The primary components of temporary differences that gave rise to deferred taxes at December 31, 1998 and 1997 are as follows:


                                                  DECEMBER 31,
                                               1998           1997
                                           ---------------------------
                                                  (thousands)
DEFERRED TAX ASSETS:
    Net operating loss carryforward ....   $        --     $     3,319
    Foreign tax credit carryforward ....            --             247
    Allowance for doubtful accounts ....           258             257
    Inventory adjustments ..............         1,708           1,715
    Depreciation and amortization ......           188             223
    Research and development
        credit carryforward ............         4,447           2,756
    Accrued liabilities ................         2,191           3,154
    Warranty accrual ...................           885             515
    Other ..............................           453             370
                                           -----------     -----------
    Total deferred tax asset ...........        10,130          12,556
    Less, valuation allowance ..........            --          (2,248)
                                           -----------     -----------
    TOTAL NET DEFERRED TAX ASSET .......        10,130          10,308
                                           -----------     -----------
CURRENT PORTION ........................         8,616           8,309
                                           -----------     -----------
LONG-TERM PORTION ......................   $     1,514     $     1,999
                                           ===========     ===========


The valuation allowance for deferred taxes decreased by approximately $2.2 million during the year ended December 31, 1998. The reduction in the valuation allowance is based on the Company's improved income trend and management's assessment of various uncertainties related to the Company's ability to utilize certain research and development tax credit carryforwards. Realization of the net deferred tax assets of $10.1 million is dependent on the Company generating sufficient taxable income in the future. Although realization is not assured, the Company believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:


                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                        1998               1997             1996
                                                     -----------------------------------------------
                                                                        (thousands)
Federal statutory provision (benefit) ...........    $    19,443       $    10,112       $       (97)
State taxes, net of federal benefit .............          1,530               534                --
Foreign taxes ...................................            335               226               785
Reduction in valuation allowance ................         (2,248)           (8,960)               --
Utilization of operating loss carryforwards .....             --              (499)               --
Research and development credits ................         (2,111)             (723)               --
Nontaxable FSC income ...........................           (865)               --                --
Loss for which no tax benefit was recorded ......             --                --             1,182
Temporary differences for which no
    tax benefit was recorded ....................             --                --               252
Other ...........................................            258                55               105
                                                     -----------       -----------       -----------
Actual income tax provision .....................    $    16,342       $       745       $     2,227
                                                     -----------       -----------       -----------
Effective tax rate ..............................           29.4%              2.5%            784.0%


At December 31, 1998, the Company had available research and development credit carryforwards of $4.4 million, which will begin to expire in the year 2007.

The Company has not provided for federal income taxes on $13.1 million of undistributed earnings of its foreign subsidiaries that have been reinvested in their operations.

NOTE G -- INVENTORIES

        The components of inventories are:


                              DECEMBER 31,
                       --------------------------
                          1998           1997
                       --------------------------
                              (thousands)
Raw materials ......   $     3,830    $     3,738
Work in process ....         2,064          2,448
Finished goods .....         6,978          5,095
                       -----------    -----------
                       $    12,872    $    11,281
                       ===========    ===========

NOTE H -- PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:


                                                              DECEMBER 31,
                                                       ----------------------------
                                                          1998             1997
                                                       ----------------------------
                                                              (thousands)
Manufacturing and development equipment ..........     $    23,024      $    17,645
Furniture and office equipment ...................           9,677            7,773
Demonstration equipment ..........................           4,038            3,964
Leasehold improvements ...........................           1,953            1,397
                                                       -----------      -----------
                                                            38,692           30,779

Less, accumulated depreciation and amortization ..         (25,833)         (20,938)
                                                       -----------      -----------
                                                       $    12,859      $     9,841
                                                       ===========      ===========


NOTE I -- LINES OF CREDIT

        In July 1998, the Company renewed its credit facility with a U.S. bank and increased the maximum line of credit available thereunder from $10.0 million to $15.0 million. The Company also has lines of credit aggregating $3.9 million available to its Japanese subsidiary from various Japan-based banks.

        The Company's $15.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at, or in some cases below, the lender's prime rate (7.75% at December 31, 1998), and expires on June 30, 2000, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company is in compliance. There have been no borrowings under this credit facility.

        The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.9 million with interest at the Japanese prime rate (1.5% at December 31, 1998) plus 0.125% per annum, which expire between August 5, 1999 and March 31, 2000, if not renewed. There have been no borrowings under these lines of credit.

NOTE J -- COMMITMENTS AND CONTINGENCIES

        The Company leases its office and manufacturing facilities together with certain office equipment under operating lease agreements. Lease terms generally range from one to ten years; certain building leases contain options for renewal for additional periods and are subject to increases up to 10% every 24 months.

        Total rent expense was $2.5 million, $2.5 million and $2.4 million for 1998, 1997 and 1996, respectively.

        Minimum annual noncancelable lease commitments at December 31, 1998 are:


For the Years Ending December 31,
---------------------------------                              (thousands)
1999 .......................................................   $     2,476
2000 .......................................................         2,940
2001 .......................................................         2,729
2002 .......................................................         2,730
2003 .......................................................         2,797
Thereafter .................................................        13,427
                                                               -----------
                                                               $    27,099
                                                               ===========


NOTE K -- STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

        The Company has various stock option plans with maximum terms of ten years under which 29.1 million shares of the Company's Common Stock have been issued or reserved for issuance. The terms of options granted under these option plans are determined at the time of grant, generally vest ratably over a three- to five-year period, and in any case the option price may not be less than the fair market value per share on the date of grant. Both incentive stock options and nonstatutory stock options can be issued under the option plans.

        The Company also has Employee Stock Purchase Plans ("ESPP"), with maximum terms of ten years, the latest of which expires in the year 2006, and under which 800,000 shares of the Company's Common Stock have been authorized and reserved for issuance. Eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of Common Stock at 85% of the lower of the market price per share at the beginning or end of each six-month offering period.

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value for awards granted subsequent to December 31, 1995. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the Company's stock option and purchase plans. Had compensation costs under these plans been determined based upon the methodology prescribed under SFAS 123, the Company's net income (loss) and diluted earnings (loss) per share would approximate the following proforma amounts (in thousands except per-share data):


                                        As Reported         Proforma
                                        ----------         ----------
YEAR ENDED DECEMBER 31, 1998:
    Net income ......................   $   39,209         $   32,836
    Earnings per share (diluted) ....         0.67               0.56

Year Ended December 31, 1997:
    Net income ......................   $   28,996         $   26,646
    Earnings per share (diluted) ....         0.51               0.47

Year Ended December 31, 1996:
    Net loss ........................   $   (2,511)        $   (3,777)
    Loss per share (diluted) ........        (0.05)             (0.08)


        The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts, and additional awards in future years are anticipated.

        A summary of the status of the Company's stock options, as of December 31, 1998, 1997 and 1996, and the changes during the year ended on those dates are presented below (shares in thousands):


                                                        1998                      1997                       1996
                                                --------------------------------------------------------------------------
                                                            Wgtd. Avg.                 Wgtd. Avg.               Wgtd. Avg.
                                                Shares     Exer. Price     Shares     Exer. Price     Shares    Exer. Price
                                                ------     -----------     ------     -----------     ------    -----------
Outstanding at beginning of year .......        8,298        $  4.50       9,672        $  2.43       9,352        $  2.07
Granted - price equals fair value ......        1,959          20.25       2,722           7.27       2,446           3.36
Granted - price greater than fair value           340          17.71         339          10.33       2,738           3.56
Exercised ..............................        1,838           2.88       3,777           1.87       1,380           1.00
Cancelled ..............................          321           8.15         658           3.72       3,484           3.56
                                                -----                      -----                      -----
Outstanding at year-end ................        8,438           8.90       8,298           4.50       9,672           2.43
                                                =====                      =====                      =====


Options exercisable at year-end.........        2,550                      2,273                      3,918
Options available for future grant......        3,528                      3,513                      1,992
Weighted average fair value of
   options granted during the year:
    Exercise price equals fair value
    at grant date ......................       $13.92                     $ 5.23                     $ 2.42
    Exercise price greater than fair
    value at grant date.................        11.85                       6.89                       1.08

        The following table summarizes information about stock options outstanding at December 31, 1998 (shares in thousands):


                                        Options Outstanding           Options Exercisable
                            -------------------------------------   -------------------------
                                           Wgtd. Avg.
                              Number       Remaining    Wgtd.Avg.     Number      Wgtd. Avg.
                            Outstanding   Contractual   Exercise    Outstanding    Exercise
Range of Exercise Price     at 12/31/98       Life       Price      at 12/31/98     Price
---------------------------------------------------------------------------------------------
$0.66 to $ 0.99                  686          4.59      $ 0.86          609         $ 0.85
 1.00 to   3.78                1,940          6.86        3.10          815           3.14
 3.82 to   5.55                2,609          7.51        4.47          833           4.35
 7.07 to  10.63                  560          8.64        8.17          117           7.78
14.08 to  20.94                2,168          9.15       19.28          139          17.69
21.25 to  23.69                  475          9.36       21.96           37          22.36
                               -----                                  -----
 0.66 to  23.69                8,438          7.72        8.90        2,550           4.27
                               =====                                  =====


        The fair value of options granted during 1998, 1997 and 1996 is estimated as $15.7 million, $6.9 million and $3.3 million, respectively, on the dates of grants using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 81%, 86% and 87%, respectively, for 1998, 1997 and 1996, (iii) weighted average risk-free interest rates of 5.3%, 6.4% and 6.2% for 1998, 1997 and 1996, respectively,
(iv) weighted average expected life of 5.1 years, 5.1 years and 4.8 years for 1998, 1997 and 1996, respectively, and (v) assumed forfeiture rate of 50%, 58% and 64%, respectively, for 1998, 1997 and 1996.

        During 1998, 1997 and 1996, approximately 103,000, 161,000 and 247,000 shares, respectively, were purchased under the Company's ESPP at weighted average exercise prices of $13.94, $5.07 and $2.40, respectively. At December 31, 1998, 1997 and 1996 there were approximately 427,000, 530,000 and 691,000 shares, respectively, available for future grants. The weighted average fair values of ESPP shares granted in 1998, 1997 and 1996 were $7.37, $2.23 and $1.18 per share, respectively.

        In 1997, the Company granted warrants to purchase 521,000 shares of Common Stock. The grant date fair values of these warrants was $7.44 per share. There were no warrants granted in 1998. See Note N.

        The Company has a 401(k) tax-deferred savings plan under which eligible employees may authorize from 2% to 12% of their compensation to be invested in employee-elected investment funds managed by an independent trustee. As determined annually by the Board of Directors, the Company may contribute matching funds of up to 50% of the employees' payroll deductions. During 1998, 1997 and 1996, the Company's contributions amounted to $654,000, $401,000 and $187,000, respectively.

NOTE L --EARNINGS PER SHARE

        The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the years ended December 31, 1998, 1997 and 1996:


                                                NET INCOME (LOSS)         SHARES            PER-SHARE
                                                  (NUMERATOR)         (DENOMINATOR)           AMOUNT
                                                -----------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1998:                     (thousands except per-share amount)
Basic EPS ...........................             $ 39,209                53,518             $   0.73
Effect of Dilutive Securities - Stock
    Options and Warrants ............                   --                 5,190
                                                  --------              --------
Diluted EPS .........................             $ 39,209                58,708             $   0.67
                                                  ========              ========             ========

FOR THE YEAR ENDED DECEMBER 31, 1997:

Basic EPS ...........................             $ 28,996                50,408             $   0.58
Effect of Dilutive Securities - Stock
    Options and Warrants ............                   --                 6,434
                                                  --------              --------
Diluted EPS .........................             $ 28,996                56,842             $   0.51
                                                  ========              ========             ========

FOR THE YEAR ENDED DECEMBER 31, 1996:

Basic EPS ...........................             $ (2,511)               47,100             $  (0.05)
Effect of Dilutive Securities - Stock
    Options and Warrants ............                   --                    --
                                                  --------              --------
Diluted EPS .........................             $ (2,511)               47,100             $  (0.05)
                                                  ========              ========             ========


        The computation of diluted number of shares excludes unexercised stock options and warrants that are anti-dilutive. The numbers of such shares excluded were 1.3 million, 89,000 and 9.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

        There were no transactions subsequent to December 31, 1998, which, had they occurred prior to December 31, 1998, would have changed materially the number of shares in the basic or diluted earnings per share computations.

NOTE M --OPERATING SEGMENT INFORMATION

        The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by operating segment and geographical area. The Company's reportable operating segments are strategic operating units that are managed separately due to their different products or geographic location. The Network Switching operating segment develops and supplies the Company's EAGLE product, a high-capacity packet switching platform. The Intelligent Network Diagnostics operating segment develops and supplies diagnostic products for intelligent networks. The Data Network Diagnostics operating segment develops and supplies diagnostic products for data networks (see Note P). The Japan Diagnostics operating segment sells the Company's and third parties' diagnostic products to customers in Japan. Transfers between operating segments are made at prices reflecting market conditions. Geographic areas for which revenues from external customers are reported are determined by the destination of the sale.

The Company's operating segments and geographical information are as follows (in thousands):


OPERATING SEGMENTS


                                                                 Net Sales
                                            -------------------------------------------------------
                                               1998                   1997                   1996
                                            -------------------------------------------------------
                                                                   (thousands)
Network Switching .................         $ 116,259              $  71,941              $  25,359
Intelligent Network Diagnostics ...            33,116                 29,905                 20,790
Data Network Diagnostics ..........             8,100                 11,552                 15,427
Japan Diagnostics .................            21,981                 16,384                 15,746
Intercompany Eliminations .........            (2,787)                (4,642)                (5,196)
                                            ---------              ---------              ---------
    Total net sales ...............         $ 176,669              $ 125,140              $  72,126
                                            =========              =========              =========


                                                               Operating Income
                                              ----------------------------------------------------
                                                1998                  1997                  1996
                                              ----------------------------------------------------
                                                                  (thousands)
Network Switching .................           $ 47,186              $ 22,591              $   (598)
Intelligent Network Diagnostics ...             11,544                11,956                 3,516
Data Network Diagnostics ..........             (3,466)               (2,196)               (1,656)
Japan Diagnostics .................              4,342                 3,450                 4,156
Intercompany Eliminations .........                283                   152                   102
General Corporate .................             (8,951)               (8,327)               (7,321)
                                              --------              --------              --------
    Total operating income (loss) .           $ 50,938              $ 27,626              $ (1,801)
                                              ========              ========              ========

ENTERPRISE WIDE DISCLOSURES

The following table sets forth, for the periods indicated, revenues from external customers by principal product line:


                                                         1998                 1997                 1996
                                                       --------------------------------------------------
Network Switching .............................        $116,259             $ 71,941             $ 25,359
Intelligent Network Diagnostics ...............          46,305               36,570               25,586
Data Network Diagnostics ......................          14,105               16,629               21,181
                                                       --------             --------             --------
    Total revenues from external customers ....        $176,669             $125,140             $ 72,126
                                                       ========             ========             ========


The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:


                                                         1998                 1997                 1996
                                                       --------             --------             --------
North America .................................        $121,288             $ 91,404             $ 41,853
Japan .........................................          21,981               16,384               15,746
Europe ........................................           7,738                6,687                6,498
Rest of World .................................          25,662               10,665                8,029
                                                       --------             --------             --------
    Total revenues from external customers ....        $176,669             $125,140             $ 72,126
                                                       ========             ========             ========

The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets:


                               1998                1997                1996
                             -----------------------------------------------
United States ......         $12,348             $ 9,370             $ 7,375
Japan ..............           1,216                 996               1,387
Other ..............              51                  --                  35
                             -------             -------             -------
    Total Assets ...         $13,615             $10,366             $ 8,797
                             =======             =======             =======


There were no customers accounting for 10% or more of revenues in 1998. Sales to one customer accounted for 23% of revenues in 1997 and included sales from the Network Switching, Intelligent Network Diagnostics and Data Network Diagnostics operating segments. Sales to one customer for the Japan Diagnostics operating segment accounted for 12% of revenues in 1996.

NOTE N -- COMMON STOCK

        On July 6, 1998, the Company effected a two-for-one stock split. All references to number of shares and per-share amounts have been restated to reflect the stock split.

        At December 31, 1998 and 1997, the Company had warrants outstanding to purchase an aggregate of 319,000 and 409,000 shares of its Common Stock, respectively, as more fully discussed as follows.

        In July 1997, the Company issued warrants to purchase a total of 360,000 shares of its Common Stock to five directors and one corporate officer at $14.08 per share. These warrants vest and become exercisable in 12 equal quarterly installments beginning on September 30, 1997. At December 31, 1997, 355,000 of these warrants were outstanding. During 1998, 36,000 of these warrants were exercised, and 319,000 were outstanding at December 31, 1998.

        In January 1997, the Company issued warrants to a director and corporate officer to purchase 161,000 shares of its Common Stock at $4.67 per share, all of which vested in 1997. At December 31, 1997, 54,000 of these warrants were outstanding, all of which were exercised during 1998.

        In February 1998, the Company granted a restricted stock award of 30,000 shares of its Common Stock to a director and corporate officer in connection with the commencement of his employment. The restricted shares vest in five equal annual installments beginning in February 1999. This award was valued at $607,000, which is being recognized as stock-based compensation expense over the term of the award.

        In January 1998, the Company granted a restricted stock award for an aggregate of 15,000 shares of its Common Stock to its five non-employee directors. The restricted shares became fully vested in January 1999. This award was valued at $240,000, all of which was recognized as stock-based compensation expense in 1998.

NOTE O -- QUARTERLY FINANCIAL SUMMARY (UNAUDITED)


For the Years Ended December 31,                                              QUARTERS
                                                  First              Second               Third              Fourth
                                               ----------------------------------------------------------------------
                                                                (thousands, except per-share data)
1998
Revenues ...............................       $   34,908          $   42,949          $   49,658          $   49,154
Gross profit ...........................           23,503              28,818              32,998              32,448
Income before provision for income
 taxes .................................           10,735              13,488              16,734              14,594
Net income .............................            6,656               8,365              10,372              13,816
Earnings per share:
    Basic ..............................       $     0.13          $     0.16          $     0.19          $     0.26
    Diluted ............................             0.11                0.14                0.18                0.24


1997
Revenues ...............................       $   20,577          $   25,077          $   36,112          $   43,374
Gross profit ...........................           13,899              16,065              23,763              29,889
Income before provision for income
  taxes ................................            2,397               3,846               9,532              13,966
Net income .............................            1,628               3,370              15,061               8,937
Earnings per share:
    Basic ..............................       $     0.03          $     0.07          $     0.30          $     0.17
    Diluted ............................             0.03                0.06                0.26                0.15


        Tekelec typically operates with a limited backlog, and most of its revenues in each quarter result from orders received in that quarter. Further, Tekelec typically generates a significant portion of its revenues for each quarter in the last month of the quarter. Tekelec establishes its expenditure levels based on its expectations as to future revenues, and if revenue levels were to fall below expectations this would cause expenses to be disproportionately high. Therefore, a drop in near-term demand would significantly affect revenues, causing a disproportionate reduction in profits or even losses in a quarter. Tekelec's quarterly operating results may fluctuate as a result of a number of factors, including general economic and political conditions (such as recessions in the U.S. and Japan), capital spending patterns of Tekelec's customers, including shifts in such patterns as a result of customers' deferral of product purchases until the year 2000, increased competition, variations in the mix of sales, fluctuation in proportion of foreign sales, and announcements of new products by Tekelec or its competitors.

NOTE P -- SUBSEQUENT EVENT

        In January 1999, the Company announced a plan to scale down its Data Network Diagnostics Division and integrate the division into its Intelligent Network Diagnostics Division. In connection with this activity the Company will record a charge of approximately $1.8 million in the first quarter of 1999, which includes a workforce reduction of 25 employees and the write-off of certain assets related to the Data Network Diagnostics Division.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To The Shareholders And Board Of Directors Of Tekelec



Our report on the consolidated financial statements of Tekelec and its subsidiaries is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have audited the related financial statement schedule at December 31, 1998, 1997 and 1996 and for each of the three years in the period ended December 31, 1998, as included on page S-2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






/s/
PricewaterhouseCoopers LLP
Woodland Hills, California
February 2, 1999

                                                                     SCHEDULE II

                                           TEKELEC
                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


  Column A                                   Column B                    Column C                    Column D            Column E
---------------------------------------------------------------------------------------------------------------------------------
                                                                        Additions
                                            Balance at         Charged to        Charged to         Deductions           Balance at
                                            Beginning          Costs and           Other             and other             End of
Description                                 of Period           Expenses          Accounts          Adjustments            Period
---------------------------------------------------------------------------------------------------------------------------------
                                                                       (thousands)
Year ended December 31, 1996:

Allowance for doubtful accounts              $   391             $    --             $ --             $    23             $   368
Product warranty ...............                 879               1,083               --                 407               1,555
Inventory provision ............               1,165                 391               --                 241               1,315
Deferred tax valuation allowance              10,271               4,719               --                  --              14,990

Year ended December 31, 1997:

Allowance for doubtful accounts              $   368             $   101             $ --             $    --             $   469
Product warranty ...............               1,555                 655               --                 990               1,220
Inventory provision ............               1,315                 775               --                 750               1,340
Deferred tax valuation allowance              14,990                  --               --              12,742               2,248

Year ended December 31, 1998:

Allowance for doubtful accounts              $   469             $   475             $ --             $   181             $   763
Product warranty ...............               1,220               2,388               --               1,261               2,347
Inventory provision ............               1,340               1,021               --                 621               1,740
Deferred tax valuation allowance               2,248                  --               --               2,248                  --

                                  EXHIBIT INDEX


                                                                               Sequentially
Exhibit                                                                         Numbered
Number                        Description                                         Page
------                        -----------                                         ----
10.7       Schedule of Distributors.................................

10.8       Amendment No. 1 to Tekelec Officer Severance Plan dated
           March 8, 1999............................................

10.16      Lease dated as of November 6, 1998 between the Registrant
           and Weeks Realty, L.P., covering the Company's facilities
           in Morrisville, North Carolina...........................

10.17      Employment Offer Letter dated January 13, 1999 between
           the Registrant and Teresa Pippin..........................


21.1       Subsidiaries of the Registrant...........................

23.1       Consent of PricewaterhouseCoopers LLP....................

27.1       Financial Data Schedule for the year ended
           December 31, 1998........................................