Form 10-Q
period 1999-03-31
TEKELEC
filed 1999-05-17
CIK 790705

                                   FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

    (Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999

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

Yes [X]     No  [ ]

        As of May 1, 1999, there were 54,741,052 shares of the registrant's common stock, without par value, outstanding.

                                     TEKELEC
                                    FORM 10-Q
                                      INDEX


PART I -- FINANCIAL INFORMATION                                                           PAGE
-------------------------------                                                           ----

Item 1.    Consolidated Financial Statements

                    Consolidated Balance Sheets at March 31, 1999
                    and December 31, 1998                                                   3

                    Consolidated Income Statements for the three
                    months ended March 31, 1999 and 1998                                    4

                    Consolidated Statements of Comprehensive Income for the three
                    months ended March 31, 1999 and 1998                                    5

                    Consolidated Statements of Cash Flow for the three
                    months ended March 31, 1999 and 1998                                    6

           Notes to Consolidated Financial Statements                                       7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                             13

PART II -- OTHER INFORMATION
----------------------------

Item 6.    Exhibits and Reports on Form 8-K                                                21

SIGNATURES

PART  I -- FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                     TEKELEC
                           CONSOLIDATED BALANCE SHEETS


                                                               MARCH 31,       DECEMBER 31,
                                                                 1999              1998
                                                             ------------      ------------
                                                             (thousands, except share data)
                           ASSETS                             (unaudited)        (audited)

CURRENT ASSETS:
     Cash and cash equivalents ......................            $ 37,642          $ 31,932
     Short-term investments, at fair value ..........              32,391            37,704
     Accounts and notes receivable, less
       allowances of $725 and $763, respectively ....              46,495            54,606
     Inventories ....................................              15,346            12,872
     Amounts due from related parties ...............               1,768             1,896
     Income taxes receivable ........................                 134                32
     Deferred income taxes, net .....................               8,336             8,616
     Prepaid expenses and other current assets ......               4,181             3,317
                                                                 --------          --------
         Total current assets .......................             146,293           150,975
Long-term investments, at fair value ................              46,510            44,138
Property and equipment, net .........................              13,411            12,859
Technology, net .....................................               1,192               131
Deferred income taxes, net ..........................               1,536             1,514
Other assets ........................................                 575               625
                                                                 --------          --------
         Total assets ...............................            $209,517          $210,242
                                                                 ========          ========


           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable .........................            $ 13,917          $ 10,904
     Accrued expenses ...............................               8,572            10,932
     Accrued payroll and related expenses ...........               4,499             5,660
     Current portion of deferred revenues ...........              13,155            10,480
     Income taxes payable ...........................                 472             4,237
                                                                 --------          --------
         Total current liabilities ..................              40,615            42,213
     Long-term portion of deferred revenues .........               2,313             2,252
                                                                 --------          --------
         Total liabilities ..........................              42,928            44,465
                                                                 --------          --------

SHAREHOLDERS' EQUITY:
     Common stock, without par value,
      200,000,000 shares authorized; 54,649,780 and
      54,328,512 shares issued and outstanding,
      respectively ..................................              93,671            92,803
     Retained earnings ..............................              72,576            72,084
     Cumulative translation adjustment ..............                 342               890
                                                                 --------          --------
         Total shareholders' equity .................             166,589           165,777
                                                                 --------          --------
         Total liabilities and shareholders' equity .            $209,517          $210,242
                                                                 ========          ========


See notes to consolidated financial statements.

                                     TEKELEC
                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                        -----------------------------------
                                                            1999                    1998
                                                        ------------           ------------
                                                         (thousands, except per share data)

REVENUES .........................................         $32,685                $34,908

COSTS AND EXPENSES:
     Cost of goods sold ..........................          11,349                 11,405
     Research and development ....................           8,868                  5,568
     Selling, general and administrative .........          11,375                  7,970
     Restructuring ...............................           1,800                   --
                                                           -------                -------
         Total costs and expenses ................          33,392                 24,943
                                                           -------                -------

Income (Loss) from operations ....................            (707)                 9,965
                                                           -------                -------
Other income (expense):
     Interest, net ...............................           1,471                    979
     Other, net ..................................               4                   (209)
                                                           -------                -------
         Total other income ......................           1,475                    770
                                                           -------                -------

Income before provision for income taxes .........             768                 10,735
     Provision for income taxes ..................             276                  4,079
                                                           -------                -------
         NET INCOME ..............................         $   492                $ 6,656
                                                           =======                =======

EARNINGS PER SHARE:
     Basic .......................................         $  0.01                $  0.13
     Diluted .....................................            0.01                   0.11

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic .......................................          54,471                 52,660
     Diluted .....................................          58,612                 58,480


See notes to consolidated financial statements.

                                     TEKELEC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                       ------------------------------
                                                           1999              1998
                                                       ------------      ------------
                                                                 (thousands)

NET INCOME .....................................           $ 492            $6,656

Other comprehensive income:
     Foreign currency translation adjustments ..            (548)             (303)
                                                           -----            ------
COMPREHENSIVE INCOME (LOSS) ....................           $ (56)           $6,353
                                                           =====            ======


See notes to consolidated financial statements.

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      -------------------------------
                                                                          1999               1998
                                                                      ------------       ------------
                                                                                (thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
     Net income ............................................            $    492            $ 6,656
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization .........................               1,693              1,359
     Non-cash portion of restructuring charge ..............                 800                 --
     Deferred income taxes .................................                 225               (174)
     Changes in current assets and liabilities:
       Accounts and notes receivable .......................               7,894              1,078
       Inventories .........................................              (2,501)              (717)
       Amounts due from related parties ....................                 129                411
       Income taxes receivable .............................                (105)               453
       Prepaid expenses and other current assets ...........                (866)                29
       Trade accounts payable ..............................               3,142              1,436
       Accrued expenses ....................................              (2,720)             1,105
       Accrued payroll and related expenses ................              (1,143)            (3,582)
       Deferred revenues ...................................               2,742              1,879
       Income taxes payable ................................              (3,717)             3,799
                                                                        --------            -------
         Total adjustments .................................               5,573              7,076
                                                                        --------            -------
         Net cash provided by operating activities .........               6,065             13,732
                                                                        --------            -------
CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from maturity of available-for-sale securities              20,850              3,000
     Purchase of available-for-sale securities .............             (17,909)            (5,105)
     Purchase of property and equipment ....................              (2,661)            (1,449)
     Purchase of technology ................................              (1,080)                --
     Decrease in other assets ..............................                  31                 --
                                                                        --------            -------
         Net cash (used in) investing activities ...........                (769)            (3,554)
                                                                        --------            -------
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock ................                 867              2,374
                                                                        --------            -------
         Net cash provided by financing activities .........                 867              2,374
                                                                        --------            -------
Effect of exchange rate changes on cash ....................                (453)              (201)
                                                                        --------            -------
     Net change in cash and cash equivalents ...............               5,710             12,351
Cash and cash equivalents at beginning of period ...........              31,932             38,748
                                                                        --------            -------
Cash and cash equivalents at end of period .................            $ 37,642            $51,099
                                                                        ========            =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW ACTIVITY:
     Tax benefit related to stock options ..................            $     --            $ 4,394


See notes to consolidated financial statements.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.       BASIS OF PRESENTATION

         The consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 1998, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition, operating results and cash flows for the interim periods.

         The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

         The Company operates under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the three months ended March 31, 1999 and 1998 are for the thirteen weeks ended April 2, 1999 and April 3, 1998, respectively.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998, and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

B.       CERTAIN BALANCE SHEET ITEMS


                                                                 MARCH 31,        DECEMBER 31,
                                                                   1999               1998
                                                               ------------       ------------
                                                                          (thousands)

     The components of inventories are:

Raw materials .........................................          $  6,462           $  3,830
Work in process .......................................             2,086              2,064
Finished goods ........................................             6,798              6,978
                                                                 --------           --------
                                                                 $ 15,346           $ 12,872
                                                                 ========           ========

     Property and equipment consist of the following:

Manufacturing and development equipment ...............          $ 21,546           $ 23,024
Furniture and office equipment ........................             8,892              9,677
Demonstration equipment ...............................             2,700              4,038
Leasehold improvements ................................             1,989              1,953
                                                                 --------           --------
                                                                   35,127             38,692
Less, accumulated depreciation and amortization .......           (21,716)           (25,833)
                                                                 --------           --------
     Property and equipment, net ......................          $ 13,411           $ 12,859
                                                                 ========           ========

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


C.       RELATED PARTY TRANSACTIONS

         Sales to related parties consist of, and amounts due from related parties are the result of, transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board. Sales to related parties amounted to $511,000 and $1.2 million for the three months ended March 31, 1999 and 1998, respectively.

D.       RESTRUCTURING

During the first quarter of 1999, the Company announced a plan to scale down its Data Network Diagnostics Division and integrate the division into its Intelligent Network Diagnostics Division. In connection with this activity, the Company recorded a restructuring charge of $1.8 million consisting of cash severance costs, principally paid in the first quarter of 1999, for 27 terminated employees in management, research and development, support and administrative functions, and non-cash charges consisting of the write-down of certain assets to their net realizable value. The costs consisted of the following:

                                                                 (thousands)
Severance pay.........................................             $    700
Other accrued expenses................................                  300
Inventory.............................................                  350
Fixed assets..........................................                  200
Other assets..........................................                  250
                                                                   --------
                                                                   $  1,800

At March 31, 1999, all identified employees had been terminated, and approximately $850,000 of the severance costs and other accrued expenses had been paid.

E.       INCOME TAXES

         For the three-month period ended March 31, 1999, an estimated effective tax rate of 36% was applied compared to 38% for the three-month period ended March 31, 1998. The decreased effective tax rate was due primarily to increased benefits from research and development credits.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

F.       LINES OF CREDIT

         The Company has a $15.0 million line of credit with a U.S. bank and lines of credit aggregating $2.5 million available to the Company's Japanese subsidiary from various Japan-based banks.

         The Company's $15.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at the lender's prime rate (7.75% at March 31, 1999), and expires on June 30, 2000, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. In connection with the Company's May 1999 acquisition of IEX Corporation, the Company renegotiated certain terms under this credit facility, including various financial ratios and net worth and indebtedness tests, and believes that the Company is in compliance with these requirements. See Note I. There have been no borrowings under this credit facility.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.5 million with interest at the Japanese prime rate (1.375% at March 31, 1999) plus 0.125% per annum which expire between August 5, 1999, and November 24, 1999, if not renewed. There have been no borrowings under these lines of credit.

G.       OPERATING SEGMENT INFORMATION

         The Company's reportable operating segments are strategic operating units that are managed separately due to their different products or geographic location. The Network Switching operating segment develops and supplies the Company's EAGLE product, a high-capacity packet-switching platform. The Intelligent Network Diagnostics operating segment develops and supplies diagnostic products for intelligent networks. In January 1999, the Data Network Diagnostics Division, which developed and supplied diagnostic products for data networks, was scaled down and integrated into the Intelligent Network Diagnostics Division. (see Note D). Accordingly, the prior period activities of these two segments have been restated and aggregated into one segment, Network Diagnostics. The Japan Diagnostics operating segment sells the Company's and third parties' diagnostic products to customers in Japan. Transfers between operating segments are made at prices reflecting market conditions. Geographic areas for which revenues from external customers are reported are determined by the destination of the sale.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The Company's operating segments and geographical information are as follows (in thousands):

OPERATING SEGMENTS

                                                    NET SALES
                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                         -------------------------------
                                              1999               1998
                                         ------------       ------------
Network Switching .............             $20,365            $21,285
Network Diagnostics ...........               7,882              9,301
Japan Diagnostics .............               4,833              5,646
Intercompany Eliminations .....                (395)            (1,324)
                                            -------            -------
     Total net sales ..........             $32,685            $34,908
                                            =======            =======


                                               OPERATING INCOME (LOSS)
                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                            ------------------------------
                                                1999              1998
                                            ------------      ------------
Network Switching ................             $ 3,312            $8,025
Network Diagnostics(1) ...........              (1,981)            1,581
Japan Diagnostics ................                 300             1,443
Intercompany Eliminations ........                 161              (218)
General Corporate(2) .............              (2,499)             (866)
                                               -------            ------
     Total operating income (loss)             $  (707)           $9,965
                                               =======            ======

(1) Network Diagnostics operating segment reflects the $1,800 restructuring charge recorded in the first quarter of 1999 (see Note
         D).

(2) General Corporate included a benefit of $1,631 for the settlement of an insurance claim in the first quarter of 1998.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

ENTERPRISE-WIDE DISCLOSURES

The following table sets forth, for the periods indicated, revenues from external customers by principal product line:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                -----------------------------
                                                    1999             1998
                                                ------------     ------------
Network Switching .......................          $20,365          $21,285
Network Diagnostics .....................           12,320           13,623
                                                   -------          -------
Total revenues from external customers ..          $32,685          $34,908
                                                   =======          =======

The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                                -----------------------------
                                                     1999             1998
                                                ------------     ------------
North America ...........................          $21,130          $19,588
Japan ...................................            4,833            5,646
Europe ..................................            1,802            1,487
Rest of World ...........................            4,920            8,187
                                                   -------          -------
Total revenues from external customers ..          $32,685          $34,908
                                                   =======          =======

The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets:

                                                          MARCH 31,
                                                -----------------------------
                                                    1999             1998
                                                ------------     ------------
United States ...........................          $13,986          $12,348
Japan ...................................            1,145            1,216
Other ...................................               47               51
                                                   -------          -------
     Total long-lived assets ............          $15,178          $13,615
                                                   =======          =======

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

H.       EARNINGS PER SHARE

         The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per-share computations for the three-month periods ended March 31, 1999 and 1998:

                                                      NET INCOME        SHARES        PER SHARE
                                                     (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                                    ------------    ------------    ------------
FOR THE THREE MONTHS ENDED MARCH 31, 1999:               (thousands, except per share amount)

Basic EPS ................................              $  492          54,471          $0.01
Effect of Dilutive Securities - Stock
     Options and Warrants ................                  --           4,141
                                                        ------          ------
Diluted EPS ..............................              $  492          58,612          $0.01
                                                        ======          ======

FOR THE THREE MONTHS ENDED MARCH 31, 1998:

Basic EPS ................................              $6,656          52,660          $0.13
Effect of Dilutive Securities - Stock
     Options and Warrants ................                  --           5,820
                                                        ------          ------
Diluted EPS ..............................              $6,656          58,480          $0.11
                                                        ======          ======

I.       SUBSEQUENT EVENT

         In May 1999, the Company acquired IEX Corporation for $163 million, consisting of $63 million in cash and $100 million in short-term notes maturing on November 7, 1999. The transaction will be treated as a purchase for accounting purposes, and will result in net goodwill and other intangibles of approximately $139 million with amortization periods of from three to five years. In connection with the acquisition, the Company will record a one-time charge in the second quarter of 1999 of approximately $6.0 million related to the write-off of in-process research and development.

         In connection with the acquisition of IEX, the Company has renegotiated the financial ratios and net worth and indebtedness tests required under its $15.0 million credit facility with a U.S. bank, and believes that the Company is in compliance with these new requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

         In January 1999, the Company scaled down its Data Network Diagnostics Division and integrated this division into its Intelligent Network Diagnostics Division. See Note D to Consolidated Financial Statements.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:


                                                     PERCENTAGE OF REVENUES
                                                  ----------------------------

                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                  ----------------------------
                                                     1999              1998
                                                  ----------        ----------

Revenues ...............................               100.0%            100.0%
Cost of goods sold .....................                34.7              32.7
                                                  ----------        ----------
Gross profit ...........................                65.3              67.3

Research and development ...............                27.2              16.0
Selling, general and administrative ....                34.8              22.8
Restructuring ..........................                 5.5                --
                                                  ----------        ----------
Total operating expenses ...............                67.5              38.8
                                                  ----------        ----------

Income (Loss) from operations ..........                (2.2)             28.5
Interest and other income, net .........                 4.5               2.3
                                                  ----------        ----------
Income before provision for income taxes                 2.3              30.8

Provision for income taxes .............                 0.8              11.7
                                                  ----------        ----------
Net income .............................                 1.5%             19.1%
                                                  ==========        ==========

         The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                             PERCENTAGE OF REVENUES


                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                   ------------------------
                                                      1999          1998
                                                   ----------    ----------
Network switching .........................                62%           61%
Network diagnostics .......................                38            39
                                                   ----------    ----------
        Total .............................               100%          100%
                                                   ==========    ==========

         The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

                             PERCENTAGE OF REVENUES


                               THREE MONTHS ENDED
                                   MARCH 31
                           ------------------------
                              1999          1998
                           ----------    ----------
North America .....                65%           56%
Japan .............                15            16
Europe ............                 5             4
Rest of the World..                15            24
                           ----------    ----------
        Total .....               100%          100%
                           ==========    ==========


     THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE THREE MONTHS ENDED
                                 MARCH 31, 1998

         Revenues. The Company's revenues decreased by $2.2 million, or 6%, during the first quarter of 1999 due to lower sales of both network switching products and network diagnostics products.

         Revenues from switching products decreased by $920,000, or 4%, to $20.4 million due primarily to lower EAGLE STP revenues as a result of lower average STP system prices. The lower average STP system prices were due to smaller average system sizes sold in the first quarter of 1999, and were partially offset by higher sales of upgrades and software enhancements to the Company's larger installed base of EAGLE STP's.

         Revenues from diagnostics products decreased by $1.3 million, or 10%, due primarily to lower sales of Chameleon products following the scaling down of a major portion of the former data network diagnostics division, with the remaining data network diagnostics products being integrated into the intelligent network diagnostics division. Lower sales of data network diagnostic products and, to a lesser extent MGTS diagnostic products, were partially offset by higher sales of development services in Japan.

         Revenues in North America increased by $1.5 million, or 8%, primarily as a result of higher EAGLE STP sales. Sales in Japan decreased by $813,000, or 14%, due to lower Chameleon and MGTS product sales, partially offset by higher sales of MGTS-related development services. Revenues in Europe increased by $315,000, or 21%, due to higher switching product sales. Other international revenues decreased by $3.3 million, or 40%, due primarily to lower switching product sales.

         The impact of exchange rate fluctuations on currency translations increased revenues by $396,000, or 1%, and did not have a material effect on net income in the first quarter of 1999.

         A significant portion of the Company's revenues in each quarter result from orders that are received in that quarter, and are difficult to predict. Further, the Company typically generates a significant portion of its revenues for each quarter in the last month of the quarter. The Company establishes its expenditure levels based on its expectations as to future revenues, and if revenue levels were to fall below expectations, as was the case in the first quarter of 1999, then such shortfall would cause expenses to be disproportionately high. Therefore, a drop in near-term demand would significantly affect revenues, causing a disproportionate reduction in profits or even losses in a quarter.

         The Company believes that its future revenue growth depends in large part upon a number of factors, including the continued market acceptance of the Company's products, particularly the EAGLE products and related applications, the MGTS Sentinel, and market acceptance of the Company's recently introduced EAGLE IP7 and FALCON product lines.

         Gross Profit. Gross profit as a percentage of revenues decreased to 65.3% in the first quarter of 1999 compared with 67.3% in the first quarter of 1998. The decrease in gross margins was primarily due a higher percentage of lower margin sales, primarily development services by the Company's Japanese subsidiary.

         Research and Development. Research and development expenses increased overall by $3.3 million, or 59%, and increased as a percentage of revenues to 27% in the first quarter of 1999 from 16% in the first quarter of 1998. The dollar increase was attributable principally to increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements for both switching and intelligent network diagnostics products, primarily related to the continued development of products to address the IP/SS7 market. Based on the Company's present product development plans, the Company expects that research and development expenses for the remainder of 1999 will increase in dollars when compared to prior periods.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.4 million, or 43%, and increased as a percentage of revenues to 35% in the first quarter of 1999 from 23% in the first quarter of 1998. The dollar increase was primarily due to increased personnel and infrastructure related expenses incurred to support the growing EAGLE STP installed base and to support higher anticipated sales levels. The increase over 1998 was also due to a $1.6 million insurance settlement which benefited the 1998 expenses. The Company expects that selling, general and administrative expenses for the remainder of 1999 will increase in dollars when compared to prior periods.

         Interest Income. Interest income increased by $492,000, or 50%, during the first quarter of 1999 due primarily to higher cash and investment balances compared to the first quarter of 1998.

         Income Taxes. For the first quarter of 1999, an estimated effective tax rate of 36% was applied compared to 38% for the first quarter of 1998. The decreased effective tax rate was due primarily to increased benefits from research and development credits.


         LIQUIDITY AND CAPITAL RESOURCES

         During the three-month period ended March 31, 1999, cash and cash equivalents increased by $5.7 million to $37.6 million, after net proceeds of $2.9 million from the sale of short-term and long-term investments. Operating activities, net of the effects of exchange rate changes on cash, provided $5.6 million. Financing activities, which represented proceeds from the issuance of Common Stock upon the exercise of options and warrants, provided $867,000, and investing activities, excluding the net proceeds from the sale of short-term and long-term investments, used $3.7 million.

         Accounts receivable, including amounts due from related parties, decreased by 15% during the first three months of 1999 due primarily to lower sales levels in the first quarter of 1999, compared to the fourth quarter of 1998. Inventory levels increased by 19% primarily to support higher anticipated sales levels. Trade accounts payable increased by 28% during the first three months of 1999, primarily due to the increased inventory levels and the increased level of operating expenses incurred by the Company primarily to support the Company's product development programs and higher anticipated sales levels. Deferred revenues increased 21% during the first three months of 1999 primarily as a result of increased extended warranty service revenues which are deferred and recognized ratably over the warranty period.

         Capital expenditures of $2.7 million during the first three months of 1999 represented the planned addition of equipment principally for research and development, manufacturing operations and facility expansion. Technology purchases amounted to $1.1 million, and consisted primarily of purchased software licenses for use in switching and diagnostics product applications.

         The Company has a $15.0 million line of credit with a U.S. bank and lines of credit aggregating $2.5 million available to the Company's Japanese subsidiary from various Japan-based banks.

         The Company's $15.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at the lender's prime rate (7.75% at March 31, 1999), and expires on June 30, 2000 if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. In connection with the Company's May 1999 acquisition of IEX Corporation, the Company renegotiated certain terms of this credit facility, including various financial ratios and net worth and indebtedness tests, and believes that the Company is in compliance with these requirements. There have been no borrowings under this credit facility.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.5 million with interest at the Japanese prime rate (1.375% at March 31, 1999) plus 0.125% per annum which expire between August 5, 1999, and November 24, 1999, if not renewed. There have been no borrowings under these lines of credit.


         ACQUISITION OF IEX CORPORATION

         In May 1999, the Company acquired IEX Corporation for $163 million, consisting of $63 million in cash and $100 million in short-term notes maturing on November 7, 1999. The transaction will be treated as a purchase for accounting purposes, and will result in net goodwill and other intangibles of approximately $139 million with an average amortization period of five years. In connection with the acquisition, the Company will record a one-time charge in the second quarter of 1999 of approximately $6.0 million related to the write-off of in-process research and development.

         Although the short-term notes assumed in connection with the acquisition of IEX Corporation include provisions allowing for the extension of the maturity date, the Company intends to refinance the short-term notes with long-term debt during 1999. The Company believes that it will be successful in its efforts to refinance the short-term notes, and that its existing working capital, funds generated through operations, and its current bank lines of credit will be sufficient to satisfy operating requirements for at least the next twelve months. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance the Company's growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

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

Project. The Company has identified potential year 2000 risks in four categories: software and system products the Company sells to customers; internal business software and information technology systems; systems other than information technology systems ("Non-IT systems"); and third-party suppliers to the Company. The Company's year 2000 project includes the following phases for the first three categories above: (1) identifying year 2000 risks;
(2) assigning priorities to identified risks; (3) testing year 2000 compliance for risks determined to be material to the Company; (4) correcting problems determined to be material and not year 2000 compliant; (5) retesting corrections that have been implemented and (6) developing contingency plans. With respect to the Company's third-party suppliers, the Company's year 2000 project consists of the following phases: (1) contacting suppliers for information concerning their year 2000 readiness; (2) prioritizing suppliers as to relative importance; (3) validating supplier responses regarding year 2000 compliance and (4) developing contingency plans in the event that one or more suppliers fails to achieve year 2000 compliance.

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

Internal business software and systems consists primarily of the Company's business information systems in the United States and at the Company's Japanese subsidiary. The Company has implemented and tested the necessary modifications to make its significant internal business systems year 2000 compliant, and the Company believes that such internal business software and systems are year 2000 compliant. However, if the Company's business systems are not year 2000 compliant, the Company could experience interruptions to its production process, development programs and general business operations.

The Company has been advised by the suppliers of its Non-IT systems, which consist primarily of environmental systems such as fire suppression and security systems at the various buildings the Company occupies, that such systems are currently year 2000 compliant.

Third-party suppliers provide component parts, purchased assemblies and contract manufacturing services incorporated by the Company into the products and systems it sells. The Company is requiring that each of its key suppliers certify whether they are year 2000 compliant. The Company has also prioritized its suppliers by level of criticality to the Company's business. Based on information received from the Company's critical suppliers, the Company estimates that approximately 67% of its critical suppliers are presently year 2000 compliant. The Company plans to monitor its critical suppliers and either develop alternate sources or increase inventory levels prior to the year 2000 for those vendors considered to be at risk of not achieving year 2000 compliance. However, there can be no assurance that such alternate sources will be available or that adequate inventory levels will be attainable if necessary, and the Company could experience parts shortages and production interruptions if one or more key third-party suppliers experience year 2000 problems.

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

         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The statements that are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the current belief, expectations or intent of the Company's management. These statements are subject to and involve certain risks and uncertainties including, but not limited to, timing of significant orders and shipments, changes in customer product mix, customer acceptance of the Company's products, capital spending patterns of customers, including shifts in such patterns as a result of customers' deferral of product purchases until the year 2000, competition and pricing, new product introductions by the Company or its competitors, carrier deployment of intelligent network services, the level and timing of research and development expenditures, regulatory changes, readiness for the year 2000 by the Company, its customers and its suppliers, general economic conditions and other risks described in this Annual Report and in certain of the Company's Securities and Exchange Commission filings. Many of these risks and uncertainties are outside of the Company's control and are difficult for the Company to forecast. Actual results may differ materially from those expressed or implied in such forward-looking statements.

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






May 14, 1999

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

INDEX TO EXHIBITS


                                                                                        SEQUENTIALLY
EXHIBIT                                                                                   NUMBERED
NUMBER                                 DESCRIPTION                                          PAGE
-------                                -----------                                      ------------

27.1 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)