Form 10-Q
period 1999-06-30
TEKELEC
filed 1999-08-16
CIK 790705

                                   FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999

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

Yes  [X] No [ ]

        As of August 2, 1999, there were 55,040,762 shares of the registrant's common stock, without par value, outstanding.

                                     TEKELEC
                                    FORM 10-Q
                                      INDEX


PART I -- FINANCIAL INFORMATION                                                          PAGE
-------------------------------                                                          ----
Item 1.        Consolidated Financial Statements

                      Consolidated Balance Sheets at June 30, 1999                         3
                      and December 31, 1998

                      Consolidated Statements of Operations for the three and six          4
                      months ended June 30, 1999 and 1998

                      Consolidated Statements of Comprehensive Income for the              5
                      three and six months ended June 30, 1999 and 1998

                      Consolidated Statements of Cash Flow for the six months              6
                      ended June 30, 1999 and 1998

               Notes to Consolidated Financial Statements                                  8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                        15

PART II -- OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders                        25

Item 5.        Other Information                                                          26

Item 6.        Exhibits and Reports on Form 8-K                                           26

SIGNATURES

PART  I -- FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                     TEKELEC
                           CONSOLIDATED BALANCE SHEETS


                                                         JUNE 30,     December 31,
                                                           1999           1998
                                                        -----------   -----------
                                                       (thousands, except share data)
                      ASSETS                            (unaudited)    (audited)
CURRENT ASSETS:
    Cash and cash equivalents ....................      $    40,816   $    31,932
    Short-term investments, at fair value ........           13,358        37,704
    Accounts and notes receivable, less
      allowances of $1,219 and $763, respectively            59,171        54,606
    Inventories ..................................           20,207        12,872
    Amounts due from related parties .............            1,794         1,896
    Income taxes receivable ......................            4,397            32
    Deferred income taxes, net ...................           10,951         8,616
    Prepaid expenses and other current assets ....            5,766         3,317
                                                        -----------   -----------
        Total current assets .....................          156,460       150,975
Long-term investments, at fair value .............           20,981        44,138
Property and equipment, net ......................           17,888        12,859
Intangible assets, net ...........................          151,765           131
Deferred income taxes, net .......................            1,652         1,514
Other assets .....................................              532           625
                                                        -----------   -----------
        Total assets .............................      $   349,278   $   210,242
                                                        ===========   ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term notes payable .....................      $   100,000   $        --
    Trade accounts payable .......................           13,416        10,904
    Accrued expenses .............................           13,586        10,932
    Accrued payroll and related expenses .........            7,109         5,660
    Current portion of deferred revenues .........           26,276        10,480
    Income taxes payable .........................            1,678         4,237
                                                        -----------   -----------
        Total current liabilities ................          162,065        42,213
Long-term portion of deferred revenues ...........            2,097         2,252
Long-term deferred income tax liability ..........           22,017            --
                                                        -----------   -----------
        Total liabilities ........................          186,179        44,465
                                                        -----------   -----------

SHAREHOLDERS' EQUITY:
    Common stock, without par value,
        200,000,000 shares authorized; 54,952,559
        and 54,328,512 shares issued
        and outstanding, Respectively ............           96,356        92,803
    Retained earnings ............................           66,440        72,084
    Accumulated other comprehensive income .......              303           890
                                                        -----------   -----------
        Total shareholders' equity ...............          163,099       165,777
                                                        -----------   -----------
        Total liabilities and shareholders' equity      $   349,278   $   210,242
                                                        ===========   ===========


See notes to consolidated financial statements.

                                            TEKELEC
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (unaudited)


                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                     --------------------------    --------------------------
                                                         1999           1998           1999          1998
                                                     -----------    -----------    -----------    -----------
                                                               (thousands, except per share data)
REVENUES ......................................      $    51,728    $    42,949   $    $84,413         77,857

COSTS AND EXPENSES:
    Cost of goods sold ........................           17,976         14,131         29,307         25,536
    Amortization of purchased technology ......            1,496             --          1,514             --
    Research and development ..................           10,525          5,783         19,393         11,351
    Selling, general and administrative .......           15,582         10,659         26,957         18,629
    Amortization of goodwill and other
     intangible assets ........................            3,726             --          3,726             --
    Acquired in-process research and
     development and other
     acquisition-related charges ..............            6,830             --          6,830             --
    Restructuring .............................               --             --          1,800             --
                                                     -----------    -----------    -----------    -----------
        Total costs and expenses ..............           56,135         30,573         89,527         55,516
                                                     -----------    -----------    -----------    -----------

Income (Loss) from operations .................           (4,407)        12,376         (5,114)        22,341
Other income (expense):
    Interest income ...........................              882          1,150          2,353          2,129
    Interest expense ..........................           (1,093)            --         (1,093)            --
    Other, net ................................               (6)           (38)            (2)          (247)
                                                     -----------    -----------    -----------    -----------
        Total other income (expense) ..........             (217)         1,112          1,258          1,882
                                                     -----------    -----------    -----------    -----------

Income (Loss) before provision for income taxes           (4,624)        13,488         (3,856)        24,223
    Provision for income taxes ................            1,512          5,123          1,788          9,202
                                                     -----------    -----------    -----------    -----------
        NET INCOME (LOSS) .....................      $    (6,136)   $     8,365    $    (5,644)   $    15,021
                                                     ===========    ===========    ===========    ===========

EARNINGS (LOSS) PER SHARE:
    Basic .....................................      $     (0.11)   $      0.16    $     (0.10)   $      0.28
    Diluted ...................................            (0.11)          0.14          (0.10)          0.26

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
    Basic .....................................           54,766         53,434         54,618         53,043
    Diluted ...................................           54,766         59,049         54,618         58,760


See notes to consolidated financial statements.

                                     TEKELEC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                                  -----------------------       -----------------------
                                                    1999           1998           1999           1998
                                                  --------       --------       --------       --------
                                                                       (thousands)
NET INCOME (LOSS) ..........................      $ (6,136)      $  8,365       $ (5,644)      $ 15,021

Other comprehensive income (expense):
    Foreign currency translation adjustments           (39)          (607)          (587)          (910)
                                                  --------       --------       --------       --------
COMPREHENSIVE INCOME (LOSS) ................      $ (6,175)      $  7,758       $ (6,231)      $ 14,111
                                                  ========       ========       ========       ========


See notes to consolidated financial statements.

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                                            Six Months Ended
                                                                                June 30,
                                                                       --------------------------
                                                                           1999          1998
                                                                       -----------    -----------
                                                                               (thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income (loss) ...........................................      $    (5,644)   $    15,021
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation ................................................            3,705          2,722
    Amortization of intangible assets ...........................            5,770             --
    Write-off of acquired in-process research and development ...            6,000             --
    Non-cash portion of restructuring charge ....................              800             --
    Deferred income taxes .......................................             (538)          (245)
    Changes in current assets and liabilities (excluding
     the effect of acquisition):
      Accounts and notes receivable .............................            5,172         (8,705)
      Inventories ...............................................           (1,337)           384
      Amounts due from related parties ..........................              102            441
      Income taxes receivable ...................................             (445)           733
      Prepaid expenses and other current assets .................           (3,226)          (422)
      Trade accounts payable ....................................            1,138          2,254
      Accrued expenses ..........................................            2,630          2,449
      Accrued payroll and related expenses ......................           (6,198)        (3,026)
      Deferred revenues .........................................            1,843          1,401
      Income taxes payable ......................................           (1,390)         8,170
                                                                       -----------    -----------
        Total adjustments .......................................           14,026          6,156
                                                                       -----------    -----------
        Net cash provided by operating activities ...............            8,382         21,177
                                                                       -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
    Proceeds from maturity of available-for-sale securities .....           80,916         17,000
    Purchase of available-for-sale securities ...................          (26,157)       (25,409)
    Payments in connection with acquisition, net of cash acquired          (49,087)            --
    Purchase of property and equipment ..........................           (5,482)        (2,704)
    Purchase of technology ......................................           (1,629)            --
    Decrease (Increase) in other assets .........................               71            (64)
                                                                       -----------    -----------
        Net cash (used in) investing activities .................           (1,368)       (11,177)
                                                                       -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock ......................            2,371          5,219
                                                                       -----------    -----------
        Net cash provided by financing activities ...............            2,371          5,219
Effect of exchange rate changes on cash .........................             (501)          (767)
                                                                       -----------    -----------
    Net change in cash and cash equivalents .....................            8,884         14,452
Cash and cash equivalents at beginning of period ................           31,932         38,748
                                                                       -----------    -----------
Cash and cash equivalents at end of period ......................      $    40,816    $    53,200
                                                                       ===========    ===========


See notes to consolidated financial statements.

                                     TEKELEC
                  CONSOLIDATED STATEMENTS OF CASH FLOW (CONT'D)
                                   (unaudited)


                                                                          Six Months Ended
                                                                              June 30,
                                                                      ------------------------
                                                                         1999          1998
                                                                      -----------  -----------
                                                                             (thousands)
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
    Tax benefit related to stock options .......................         $  1,181      $ 6,770
    Note payable in connection with acquisition ................          100,000           --

    Assets and liabilities recognized in connection
      with acquisition:
        Accounts receivable ....................................            9,957           --
        Other current assets ...................................           13,261           --
        Investments ............................................            7,255           --
        Property and equipment .................................            3,490           --
        Other Assets ...........................................              169           --
        Intangibles ............................................           61,000           --
        Goodwill ...............................................           94,774           --
        Accounts payable .......................................            1,515           --
        Other current liabilities ..............................           22,429           --
        Deferred income tax liability ..........................           21,545           --


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

        The Company operates under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the three and six months ended June 30, 1999 and 1998 are for the thirteen and twenty-six weeks ended July 2, 1999 and July 3, 1998, respectively.

        These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998, and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

        On May 7, 1999, the Company purchased all of the outstanding stock of IEX Corporation ("IEX"). The acquisition has been accounted for under the purchase method of accounting, and accordingly, the consolidated financial statements include the results and financial position of IEX beginning as of May 7, 1999. See Note B.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


B.      ACQUISITION OF IEX CORPORATION

        On May 7, 1999, the Company acquired all of the outstanding stock of IEX Corporation ("IEX") for $163 million, consisting of $63 million in cash and $100 million in short-term notes maturing on November 7, 1999. IEX develops, markets and sells solutions for intelligent networks, call centers and other telecommunications markets.

        The transaction has been accounted for under the purchase method of accounting, and resulted in net goodwill and other intangibles of approximately $132.9 million, with an average amortization period of five years. The total purchase price, including acquisition expenses of $2.0 million, was allocated among the assets acquired and liabilities assumed based on their estimated fair values as follows:


                                                                            (thousands)
In-process research and development ..................................      $     6,000
Developed and existing technology ....................................           48,000
Other intangibles ....................................................           13,000
Goodwill .............................................................           94,774
Tangible assets acquired .............................................           50,045
Deferred income tax liabilities associated with certain
   intangible assets .................................................          (22,875)
Liabilities assumed ..................................................          (23,944)
                                                                            -----------
                                                                            $   165,000
                                                                            ===========


        Based on a third party appraisal, management determined that $6.0 million of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. This amount was recorded as a non-recurring expense in the second quarter of 1999. Amortization expense of purchased technology and other intangible assets resulting from the acquisition amounted to $4.3 million, net of amortization of associated deferred income tax liabilities of $858,000, for the three and six months ended June 30, 1999.

        The following table shows pro forma revenue, net loss and net loss per share of the Company giving effect to the IEX acquisition as of the beginning of 1998 and 1999, excluding the impact of the one-time charges noted above.


                                                              For the Six Months Ended June 30,
                                                              ---------------------------------
                                                                     1999            1998
                                                              --------------    ---------------
                                                              (thousands, except per share amounts)
Revenues ..................................................      $    98,172    $    99,898
Net loss ..................................................          (13,132)          (512)
Net loss per share ........................................            (0.24)         (0.01)

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

C.      CERTAIN BALANCE SHEET ITEMS

        The components of inventories are:


                                                        JUNE 30,      December 31,
                                                         1999            1998
                                                      -----------     -----------
                                                             (thousands)
Raw materials ..................................      $     7,579     $     3,830
Work in process ................................            1,765           2,064
Finished goods .................................           10,863           6,978
                                                      -----------     -----------
                                                      $    20,207     $    12,872
                                                      ===========     ===========

Property and equipment consist of the following:

Manufacturing and development equipment ........      $    23,285     $    23,024
Furniture and office equipment .................           16,557           9,677
Demonstration equipment ........................            2,651           4,038
Leasehold improvements .........................            3,724           1,953
                                                      -----------     -----------
                                                           46,217          38,692
Less, accumulated depreciation and amortization           (28,329)        (25,833)
                                                      -----------     -----------
    Property and equipment, net ................      $    17,888     $    12,859
                                                      ===========     ===========

Intangible assets consist of the following:

Goodwill .......................................      $    94,774     $        --
Purchased technology ...........................           49,840             150
Other ..........................................           13,000              --
                                                      -----------     -----------
                                                          157,614             150
Less accumulated amortization ..................           (5,849)            (19)
                                                      -----------     -----------
    Intangible assets, net .....................      $   151,765     $       131
                                                      ===========     ===========


D.      RELATED PARTY TRANSACTIONS

        Sales to related parties consist of, and amounts due from related parties are the result of, transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board. Sales to related parties amounted to $739,000 and $1.3 million for the three months ended June 30, 1999 and 1998, respectively, and $1.3 million and $2.5 million for the six months ended June 30, 1999 and 1998, respectively.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

E.      RESTRUCTURING

        During the first quarter of 1999, the Company announced a plan to scale down its Data Network Diagnostics Division and integrate the division into its Intelligent Network Diagnostics Division. In connection with this activity, the Company recorded a restructuring charge of $1.8 million consisting of cash severance costs for 27 terminated employees in management, research and development, support and administrative functions, and non-cash charges consisting of the write-down of certain assets to their net realizable value. The costs consisted of the following:


                                                                                  Accrual as
                                                     Provision        Costs       of June 30,
                                                     Recorded        Incurred        1999
                                                    -----------      --------     -----------
                                                                    (thousands)
Severance pay ................................         $  700         $  700         $ --
Other accrued expenses .......................            300            300           --
Inventory ....................................            350            150          200
Fixed assets .................................            200            169           31
Other assets .................................            250             91          159
                                                       ------         ------         ----
                                                       $1,800         $1,410         $390
                                                       ======         ======         ====

        At June 30, 1999, all 27 employees had been terminated, and all of the severance costs and other accrued expenses had been paid.

F.      INCOME TAXES

        Although the Company had a loss for the three- and six-month periods ended June 30, 1999, tax provisions of $1.5 million and $1.8 million, respectively, were recorded, reflecting the effect of nondeductible acquisition-related costs, partially offset by a benefit of $858,000 from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of these acquisition-related costs, an estimated effective tax rate of 36% was applied and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development and foreign tax credits, compared to an effective tax rate of 38% for the three- and six-month periods ended June 30, 1998.

G.      LINES OF CREDIT AND BORROWINGS

        The Company has a $15.0 million line of credit with a U.S. bank and lines of credit aggregating $2.5 million available to the Company's Japanese subsidiary from various Japan-based banks.

        The Company's $15.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at the lender's prime rate (7.75% at June 30, 1999), and expires on June 30, 2000, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. In connection with the Company's May 1999 acquisition of IEX Corporation, the Company renegotiated certain terms under this credit facility, including various financial ratios and net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

        The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.5 million with interest at the Japanese prime rate (1.375% at June 30, 1999) plus 0.125% per annum which expire between November 20, 1999, and August 5, 2000, if not renewed. There have been no borrowings under these lines of credit.

        In connection with the Company's acquisition of IEX, the Company issued $100 million in short-term notes secured by substantially all of the assets of IEX. These notes bear interest at 7% per annum, payable quarterly, and mature on November 7, 1999 (the "Original Maturity Date.") The maturity date may be extended by the Company (the "Extended Maturity Date") for successive three-month periods, subject to principal payments of at least $20 million prior to the Initial Maturity Date and each successive Extended Maturity Date, and provided that in any event, the maturity date can not be extended beyond December 31, 2000. Immediately following the Initial Maturity Date, the interest rate increases to 12%, and increases by an additional 2% at each successive Extended Maturity Date.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

H.      OPERATING SEGMENT INFORMATION

        The Company's reportable operating segments are strategic operating units that are managed separately due to their different products or geographic location. Operating segment information for 1999 includes the post-acquisition results on IEX (see note B). The Network Infrastructure operating segment develops, markets and sells the Company's EAGLE STP products based on the Company's high capacity packet switching platform; the IP7 Secure Gateway, an SS7 gateway for signaling in converged networks, and other IP7 convergence products; and DaVinci Network Products, which includes, among others, the DaVinci Service Control Point, an advanced database server used for the provisioning of telephony applications, DaVinci VoX Gateway Controller, a media gateway controller for converged networks, and DaVinci Prepaid Services, a prepaid calling platform. The Network Diagnostics operating segment develops, markets and sells diagnostic products, including MGTS a diagnostic tool used primarily by equipment suppliers for research and development; MGTS Sentinel, used for testing within telecommunications networks; MGTS i3000, used to perform diagnostics in converged networks; and Chameleon data diagnostics performance analyzers. The Japan Diagnostics operating segment sells the Company's and third parties' diagnostic products to customers in Japan. The Call Center operating segment develops and supplies software-based solutions for Call Centers, including TotalView Workforce Management and TotalNet Call Routing. Transfers between operating segments are made at prices reflecting market conditions. The allocation of revenues from external customers by geographic area is determined by the destination of the sale.

The Company's operating segments and geographical information are as follows (in thousands):

OPERATING SEGMENTS


                                                     Net Sales
                               --------------------------------------------------------
                                   Three Months Ended             Six Months Ended
                                         June 30,                     June 30,
                               --------------------------    --------------------------
                                  1999           1998           1999           1998
                               -----------    -----------    -----------    -----------
Network Infrastructure .....   $    30,497    $    28,137    $    50,862    $    49,425
Network Diagnostics ........        12,664         10,144         20,546         19,445
Call Center Products .......         3,574             --          3,574             --
Japan Diagnostics ..........         3,672          5,230          8,505         10,876
Other products .............         1,551             --          1,551             --
Intercompany Eliminations ..          (230)          (562)          (625)        (1,889)
                               -----------    -----------    -----------    -----------
    Total net sales ........   $    51,728    $    42,949    $    84,413    $    77,857
                               ===========    ===========    ===========    ===========


                                                       Operating Income (Loss)
                                       --------------------------------------------------------
                                           Three Months Ended              Six Months Ended
                                                 June 30,                      June 30,
                                       --------------------------    --------------------------
                                          1999           1998           1999           1998
                                       -----------    -----------    -----------    -----------
Network Infrastructure ..........      $     5,614    $    11,385    $     8,926    $    19,410
Network Diagnostics(1) ..........            3,282          1,845          1,301          3,426
Call Center Products ............            1,377             --          1,377             --
Japan Diagnostics ...............             (109)         1,135            191          2,578
Other products ..................              675             --            675             --
Intercompany Eliminations .......               (8)           344            153            129
General Corporate(2) ............          (15,238)        (2,333)       (17,737)        (3,202)
                                       -----------    -----------    -----------    -----------
    Total operating income (loss)      $    (4,407)   $    12,376    $    (5,114)   $    22,341
                                       ===========    ===========    ===========    ===========


(1) Network Diagnostics operating segment reflects the $1,800 restructuring charge recorded in the six months ended June 30, 1999 (see Note E).

(2) General Corporate includes acquisition-related charges and amortization of $12,033 for the three and six months ended June 30, 1999, and a benefit of $1,663 for the settlement of an insurance claim in the six months ended June 30, 1998.

ENTERPRISE-WIDE DISCLOSURES

The following table sets forth, for the periods indicated, revenues from external customers by principal product line:


                                               Three Months Ended         Six Months Ended
                                                    June 30,                   June 30,
                                            ------------------------  ------------------------
                                               1999         1998         1999         1998
                                            -----------  -----------  -----------  -----------
Network Infrastructure ...............      $    30,497  $    28,137  $    50,824  $    49,425
Network Diagnostics ..................           16,106       14,812       28,426       28,432
Call Center Products .................            3,574           --        3,574           --
Other Products .......................            1,551           --        1,551           --
                                            -----------  -----------  -----------  -----------
    Total revenues from external
      customers ......................      $    51,728  $    42,949  $    84,413  $    77,857
                                            ===========  ===========  ===========  ===========


The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:


                                               Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                            ------------------------  ------------------------
                                               1999         1998         1999         1998
                                            -----------  -----------  -----------  -----------
North America ........................      $    40,178  $    26,683  $    61,308  $    46,274
Japan ................................            3,672        5,230        8,505       10,876
Europe ...............................            2,925        2,456        4,727        3,943
Rest of World ........................            4,953        8,580        9,873       16,764
                                            -----------  -----------  -----------  -----------
    Total revenues from external
      customers ......................      $    51,728  $    42,949  $    84,413  $    77,857
                                            ===========  ===========  ===========  ===========


The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets:


                                  JUNE 30,    December 31,
                                    1999         1998
                                 -----------  -----------
United States .............      $    18,502  $    12,348
Japan .....................            1,066        1,216
Other .....................               46           51
                                 -----------  -----------
    Total long-lived assets      $    19,614  $    13,615
                                 ===========  ===========

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

I.      EARNINGS PER SHARE

        The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three- and six-month periods ended June 30, 1999 and 1998:


                                             NET INCOME (LOSS)          SHARES               PER SHARE
                                                (NUMERATOR)          (DENOMINATOR)            AMOUNT
                                             -----------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 1999:                (thousands except per share amount)
Basic EPS ...............................      $    (6,136)               54,766            $     (0.11)
Effect of Dilutive Securities - Stock
    Options and Warrants ................               --                    --
                                               -----------           -----------
Diluted EPS .............................      $    (6,136)               54,766            $     (0.11)
                                               ===========           ===========

FOR THE THREE MONTHS ENDED JUNE 30, 1998:

Basic EPS ...............................      $     8,365                53,434            $      0.16
Effect of Dilutive Securities - Stock
    Options and Warrants ................               --                 5,615
                                               -----------           -----------
Diluted EPS .............................      $     8,365                59,049            $      0.14
                                               ===========           ===========

FOR THE SIX MONTHS ENDED JUNE 30, 1999:

Basic EPS ...............................      $    (5,644)               54,618            $     (0.10)
Effect of Dilutive Securities - Stock
    Options and Warrants ................               --                    --
                                               -----------           -----------
Diluted EPS .............................      $    (5,644)               54,618            $     (0.10)
                                               ===========           ===========

FOR THE SIX MONTHS ENDED JUNE 30, 1998:

Basic EPS ...............................      $    15,021                53,043            $      0.28
Effect of Dilutive Securities - Stock
    Options and Warrants ................               --                 5,717
                                               -----------           -----------
Diluted EPS .............................      $    15,021                58,760            $      0.26
                                               ===========           ===========

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

        In January 1999, the Company scaled down its Data Network Diagnostics Division and integrated this division into its Intelligent Network Diagnostics Division. (See Note E to Consolidated Financial Statements.) In May 1999, the Company acquired all of the outstanding stock of IEX Corporation, which develops, markets and sells solutions for intelligent networks, call centers and other telecommunications markets. The acquisition was accounted for under the purchase method of accounting, and accordingly, the Company's results of operations include the results of IEX beginning as of May 7, 1999. In connection with the acquisition, the Company recorded approximately $132.9 million of goodwill and other intangible assets, net of related deferred income tax liabilities. During the second quarter of 1999, the Company recorded a charge of $6.0 million related to the write-off of purchased in-process research and development in connection with the acquisition of IEX, and an additional $830,000 charge for the write-off of certain assets made redundant by the acquisition.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:


                                                                    PERCENTAGE OF REVENUES
                                                     ----------------------------------------------------
                                                         Three Months Ended         Six Months Ended
                                                       June 30,                        June 30,
                                                     -------------------------  -------------------------
                                                        1999          1998         1999          1998
                                                     -----------   -----------  -----------   -----------
Revenues ......................................            100.0%        100.0%       100.0%        100.0%
Cost of goods sold ............................             34.8          32.9         34.7          32.8
Amortization of purchased technology ..........              2.9            --          1.8            --
                                                     -----------   -----------  -----------   -----------
Gross profit ..................................             62.3          67.1         63.5          67.2

Research and development ......................             20.3          13.5         23.0          14.6
Selling, general and administrative ...........             30.1          24.8         32.0          23.9
Amortization of goodwill and other purchased
intangibles ...................................              7.2            --          4.4            --
Non-recurring acquisition-related charges .....             13.2            --          8.1            --
Restructuring .................................               --            --          2.1            --
                                                     -----------   -----------  -----------   -----------
Total operating expenses ......................             70.8          38.3         69.6          38.5
                                                     -----------   -----------  -----------   -----------

Income (loss) from operations .................             (8.5)         28.8         (6.1)         28.7
Interest and other income (expense), net ......             (0.4)          2.6          1.5           2.4
                                                     -----------   -----------  -----------   -----------
Income (loss) before provision for income taxes             (8.9)         31.4         (4.6)         31.1

Provision for income taxes ....................              2.9          11.9          2.1          11.8
                                                     -----------   -----------  -----------   -----------
Net income (loss) .............................            (11.8)%        19.5%        (6.7)%        19.3%
                                                     ===========   ===========  ===========   ===========

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

        The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:


                                                    PERCENTAGE OF REVENUES
                                   -----------------------------------------------------------
                                       Three Months Ended               Six Months Ended
                                            June 30,                          June 30,
                                   -------------------------         -------------------------
                                     1999             1998             1999             1998
                                   --------         --------         --------         --------
Network Infrastructure                   59%              65%              60%              63%
Network Diagnostics ..                   31               35               34               37
Call Center ..........                    7               --                4               --
Other ................                    3               --                2               --
                                   --------         --------         --------         --------
    Total ............                  100%             100%             100%             100%
                                   ========         ========         ========         ========


        The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:


                                             PERCENTAGE OF REVENUES
                          -----------------------------------------------------------
                              Three Months Ended                 Six Months Ended
                                   June 30,                          June 30,
                          -------------------------         -------------------------
                            1999             1998             1999             1998
                          --------         --------         --------         --------
North America                   78%              62%              73%              59%
Japan .......                    7               12               10               14
Europe ......                    6                6                5                5
Rest of World                    9               20               12               22
                          --------         --------         --------         --------
    Total ...                  100%             100%             100%             100%
                          ========         ========         ========         ========


      THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE THREE MONTHS ENDED
                                  JUNE 30, 1998

        Revenues. The Company's revenues increased by $8.8 million, or 20%, during the second quarter of 1999 due to the inclusion of post-acquisition sales of IEX products following the Company's acquisition of IEX during the quarter.

        Revenues from Network Infrastructure products increased by $2.4 million, or 8%, to $30.5 million due to the inclusion of post-acquisition sales of IEX's Intelligent Network products, partially offset by lower EAGLE STP revenues as a result of lower unit sales and lower average STP system prices. The lower average STP system prices were due to the continued trend towards smaller average system sizes, and were partially offset by higher sales of upgrades and software enhancements to the Company's larger installed base of EAGLE STP systems.

        Revenues from network diagnostics products increased by $1.3 million, or 9%, due principally to higher sales of MGTS diagnostics products, primarily as a result of increased market acceptance of the Company's MGTS Sentinel product, partially offset by lower sales of the Company's traditional MGTS products, particularly in Japan.

        Revenues in North America increased by $13.5 million, or 51%, due primarily to the inclusion of post-acquisition IEX product sales. Sales in Japan decreased by $1.6 million, or 30%, due to lower Chameleon and MGTS product sales, partially offset by higher sales of MGTS-related development services. Revenues in Europe increased by $469,000, or 19%, due to higher EAGLE STP product sales. Rest of world revenues decreased by $3.6 million, or 42%, due primarily to lower EAGLE STP product sales.

        The impact of exchange rate fluctuations on currency translations increased revenues by $500,000, or 1%, and did not have a material effect on net loss in the second quarter of 1999.

        A significant portion of the Company's revenues in each quarter results from orders that are received in that quarter, and are difficult to predict. Further, the Company typically generates a significant portion of its revenues for each quarter in the last month of the quarter. The Company establishes its expenditure levels based on its expectations as to future revenues, and if revenue levels were to fall below expectations, then such shortfall would cause expenses to be disproportionately high. Therefore, a drop in near-term demand would significantly affect revenues, causing a disproportionate reduction in profits or even losses in a quarter.

        The Company believes that its future revenue growth depends in large part upon a number of factors, including the continued market acceptance of the Company's products, particularly the EAGLE products and related applications and the MGTS Sentinel; market acceptance of the Company's recently introduced IP7 and DaVinci VoX products, as well as future products; growth in the markets for the Company's products; and the Company's ability to address other existing and new markets for its products.

        Gross Profit. Gross profit as a percentage of revenues decreased to 62.3% in the second quarter of 1999 compared with 67.1% in the second quarter of 1998. The decrease in gross margins was principally due to the amortization of purchased technology, principally in connection with the acquisition of IEX, and lower margins in Japan due to a higher percentage of lower margin sales, primarily development services. Excluding the amortization of purchased technology related to the IEX acquisition, gross profit as a percentage of revenue for the three months ended June 30, 1999 was 65.2%.

        Research and Development. Research and development expenses increased overall by $4.7 million, or 82%, and increased as a percentage of revenues to 20% in the second quarter of 1999 from 13% in the second quarter of 1998. The dollar increase was attributable principally to the inclusion of post-acquisition IEX research and development expenses, and increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements for both network infrastructure and intelligent network diagnostics products, primarily related to the Company's continued development of products to address the IP/SS7 market. Based on the Company's present product development plans, the Company expects that its research and development expenses for the remainder of 1999 will increase in dollars when compared to prior periods in 1998.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.9 million, or 46%, and increased as a percentage of revenues to 30% in the second quarter of 1999 from 25% in the second quarter of 1998. The dollar increase was primarily due to the inclusion of post-acquisition IEX selling, general and administrative expenses, and increased personnel and infrastructure-related expenses incurred to support the growing EAGLE STP installed base and anticipated higher sales levels. The Company expects that selling, general and administrative expenses for the remainder of 1999 will increase in dollars when compared to prior periods.

        Interest and Other Income (Expense), Net. Net interest expense was $211,000 for the second quarter of 1999 compared to net interest income of $1.2 million in the second quarter of 1998. The net expense reflected interest expense incurred for notes issued in connection with the acquisition of IEX, and lower invested cash balances due to cash payments made in connection with the acquisition of IEX.

        Income Taxes. Although the Company had a loss for the three-month period ended June 30, 1999, a tax provision of $1.5 million was recorded, reflecting the effect of nondeductible acquisition-related costs, partially offset by a benefit of $858,000 from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of these acquisition-related costs, an estimated effective tax rate of 36% was applied and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development and foreign tax credits, compared to an effective tax rate of 38% for the three months ended June 30, 1998.

        SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE SIX MONTHS ENDED
                                  JUNE 30, 1998

        Revenues. The Company's revenues increased by $6.6 million, or 8%, during the six months ended June 30, 1999 due primarily to the inclusion of post-acquisition IEX product sales following the Company's acquisition of IEX in May 1999.

        Revenues from network infrastructure products increased by $1.4 million, or 3%, to $50.9 million due primarily to the addition of sales of IEX's Intelligent Network Products, partially offset by lower EAGLE STP revenues as a result of lower unit sales and lower average STP system prices. The lower average STP system prices were due to smaller average system sizes sold in 1999, and were partially offset by higher sales of upgrades and software enhancements to the Company's larger installed base of EAGLE STP systems.

        Revenues from network diagnostics products were flat. Higher sales of intelligent network diagnostic products were partially offset by lower sales of data network diagnostic products.

        Revenues in North America increased by $15.0 million, or 32%, primarily as a result of the inclusion of post-acquisition IEX product sales and higher EAGLE STP sales. Sales in Japan decreased by $2.4 million, or 22%, due to lower Chameleon and MGTS product sales, partially offset by higher sales of MGTS-related development services. Revenues in Europe increased by $784,000, or 20%, due to higher EAGLE STP product sales. Rest of world revenues decreased by $6.9 million, or 41%, due primarily to lower EAGLE STP product sales.

        The impact of exchange rate fluctuations on currency translations increased revenues by $898,000, or 1%, and did not have a material effect on net income in the six months ended June 30, 1999.

        Gross Profit. Gross profit as a percentage of revenues decreased to 63.5% in the six months ended June 30, 1999 compared with 67.2% in the six months ended June 30, 1998. The decrease in gross margins was primarily due to the amortization of purchased technology, primarily in connection with the acquisition of IEX, and lower margins in Japan due to a higher percentage of lower margin sales, primarily development services. Excluding the amortization of purchased technology related to the IEX acquisition, gross profit as a percentage of sales was 65.3%.

        Research and Development. Research and development expenses increased overall by $8.0 million, or 71%, and increased as a percentage of revenues to 23% in the six months ended June 30, 1999 from 15% in the six months ended June 30, 1998. The dollar increase was attributable principally to the inclusion of post-acquisition IEX research and development expenses and increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements for both network infrastructure and intelligent network diagnostics products, primarily related to the Company's continued development of products to address the IP/SS7 market.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8.3 million, or 45%, and increased as a percentage of revenues to 32% in the six months ended June 30, 1999 from 24% in the six months ended June 30, 1998. The dollar increase was primarily due to the inclusion of post-acquisition IEX selling, general and administrative expenses and increased personnel and infrastructure-related expenses incurred to support the growing EAGLE STP installed base and anticipated higher sales levels. The increase compared to 1998 was also due to a $1.6 million insurance settlement which benefited the 1998 expenses.

        Interest and Other Income (Expense), Net. Net interest income decreased by $869,000, or 41%, during the six months ended June 30, 1999 due primarily to interest expense incurred for notes issued in connection with the acquisition of IEX, and lower invested cash balances due to cash payments made in connection with the acquisition of IEX.

        Income Taxes. Although the Company had a loss for the six-month period ended June 30, 1999, a tax provision of $1.8 million was recorded reflecting the effect of nondeductible acquisition-related costs partially offset by a benefit of $858,000 from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of these acquisition-related costs, an estimated effective tax rate of 36% was applied and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development and foreign tax credits, compared to an effective tax rate of 38% for the six months ended June 30, 1998.

        LIQUIDITY AND CAPITAL RESOURCES

        During the six-month period ended June 30, 1999, cash and cash equivalents increased by $8.9 million to $40.8 million, after net proceeds of $54.8 million from the sale of short-term and long-term investments. Operating activities, net of the effects of exchange rate changes on cash, provided $7.9 million. Financing activities, which represented proceeds from the issuance of Common Stock upon the exercise of options and warrants, provided $2.4 million, and investing activities, excluding the net proceeds from the sale of short-term and long-term investments, used $56.1 million primarily due to cash paid in connection with the acquisition of IEX.

        Accounts receivable, including amounts due from related parties, increased by 8% during the first six months of 1999 due primarily to the inclusion of IEX receivables partially offset by strong collections activity. Inventory levels increased by 57% primarily due to IEX inventory requirements. Trade accounts payable increased by 23% during the first six months of 1999, primarily due to the inclusion of IEX payables and the increased level of operating expenses incurred by the Company primarily to support the Company's product development programs and anticipated higher sales levels. Deferred revenues increased 123% during the first six months of 1999 primarily as a result of the inclusion of IEX deferred revenues and increased extended warranty service revenues which are deferred and recognized ratably over the warranty period.

        Capital expenditures of $5.5 million during the first six months of 1999 represented the planned addition of equipment principally for research and development, manufacturing operations and facility expansion. Technology purchases, excluding purchased technology recorded in connection with the acquisition of IEX, amounted to $1.6 million, and consisted primarily of software licenses purchased for use in switching and diagnostics product applications.

        The Company has a $15.0 million line of credit with a U.S. bank and lines of credit aggregating $2.5 million available to the Company's Japanese subsidiary from various Japan-based banks.

        The Company's $15.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at the lender's prime rate (7.75% at June 30, 1999), and expires on June 30, 2000 if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. In connection with the Company's May 1999 acquisition of IEX Corporation, the Company renegotiated certain terms of this credit facility, including various financial ratios and net worth and indebtedness tests, and believes that the Company is in compliance with these requirements. There have been no borrowings under this credit facility.

        The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.5 million with interest at the Japanese prime rate (1.375% at June 30, 1999) plus 0.125% per annum which expire between November 20, 1999, and August 5, 2000, if not renewed. There have been no borrowings under these lines of credit.

        In connection with the Company's acquisition of IEX, the Company issued $100 million in short-term notes secured by substantially all of the assets of IEX. These notes bear interest at 7% per annum, payable quarterly, and mature on November 7, 1999 (the "Original Maturity Date.") The maturity date may be extended by the Company (the "Extended Maturity Date") for successive three-month periods, subject to principal payments of at least $20 million prior to the Initial Maturity Date and each successive Extended Maturity Date, and provided that, in any event, the maturity date cannot be extended beyond December 31, 2000. Immediately following the Initial Maturity date, the interest rate increases to 12%, and increases by an additional 2% at each successive Extended Maturity Date.

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

        Third-party suppliers provide component parts, purchased assemblies and contract manufacturing services incorporated by the Company into the products and systems it sells. The Company is requiring that each of its key suppliers certify whether they are year 2000 compliant. The Company has also prioritized its suppliers by level of criticality to the Company's business. Based on information received from the Company's critical suppliers, the Company estimates that approximately 70% of its critical suppliers are presently year 2000 compliant. The Company plans to monitor its critical suppliers and either develop alternate sources or increase inventory levels prior to the year 2000 for those vendors considered to be at risk of not achieving year 2000 compliance. However, there can be no assurance that such alternate sources will be available or that adequate inventory levels will be attainable if necessary, and the Company could experience parts shortages and production interruptions if one or more key third-party suppliers experience year 2000 problems.

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

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) On May 14, 1999, the Company held its 1999 Annual Meeting of Shareholders (the "Annual Meeting").

        (b) At the Annual Meeting, the following persons were elected as directors of the Company. The numbers of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name.


               NAME OF DIRECTOR       VOTES CAST FOR DIRECTOR         VOTES WITHHELD
               ----------------       -----------------------         --------------
               Robert V. Adams                 50,407,324                  483,629
               Jean-Claude Asscher             50,414,182                  476,771
               Daniel L. Brenner               50,409,109                  481,844
               Michael L. Margolis             50,357,120                  533,833
               Howard Oringer                  50,408,922                  481,031
               Jon F. Rager                    50,419,092                  471,861


        (c) At the Annual Meeting, the shareholders approved, with 22,892,413 votes cast in favor and 16,756,218 votes cast against, an amendment to the Company's 1994 Stock Option Plan increasing the aggregate number of shares of Common Stock authorized for issuance thereunder by 5,000,000. There were 173,537 abstentions and 11,068,785 broker nonvotes with respect to this matter.

        (d) At the Annual Meeting, with 50,791,915 votes cast in favor, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 1999. 59,986 votes were cast against such ratification, and there were 39,052 abstentions with respect to this matter.

ITEM 5. OTHER INFORMATION

Notice of any shareholder proposal to be presented at the Company's Annual Meeting of Shareholders to be held in 2000 that is not submitted to the Company pursuant to SEC Rule 14a-8 will be considered untimely if not received by the Company on or before December 6, 1999.

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        10.1 Credit Agreement dated October 22, 1996 between the Registrant and Imperial Bank (1), as amended by First Amendment to Credit Agreement dated July 15, 1998(2), together with Promissory Note of the Registrant dated July 15, 1998(2), as amended April 18, 1999.

        10.2 Amendment No. 1 dated March 8, 1999 to Tekelec Officer Severance Plan.

        10.3 1994 Stock Option Plan, including forms of stock option agreements(3), as amended February 4, 1995(4), March 3, 1995(4), January 27, 1996(5), February 26, 1997(6), March 19, 1997(6),
                March 20, 1998(2) and March 19, 1999.

        27.1 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only.)

-----------------------------


(1) Incorporated by reference to the Registrants Annual Report on Form 10-K (File No. 0- 15135) for the year ended December 31, 1997.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1998.

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


                                       TEKELEC


August 16, 1999
                                      /s/ Michael L. Margolis
                                      -------------------------------------
                                      Michael L. Margolis
                                      President and Chief Executive Officer
                                      (Duly authorized officer)


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

INDEX TO EXHIBITS


                                                                                 Sequentially
Exhibit                                                                            Numbered
Number                        Description                                            Page
------                        -----------                                            ----
10.1    Credit Agreement dated October 22, 1996 between the Registrant and
        Imperial Bank (1), as amended by First Amendment to Credit Agreement dated July 15, 1998(2), together with Promissory Note of the Registrant dated July 15, 1998(2), as amended April 18, 1999.

10.2    Amendment No. 1 dated March 8, 1999 to Tekelec Officer Severance Plan.

10.3 1994 Stock Option Plan, including forms of stock option agreements(3), as amended February 4, 1995(4), March 3, 1995(4), January 27, 1996(5),
        February 26, 1997(6), March 19, 1997(6), March 20, 1998(2) and March 19,
        1999.

27.1 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only.)