Form 10-Q
period 1999-09-30
TEKELEC
filed 1999-11-15
CIK 790705

                                   FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

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

Yes [X] No [ ]

        As of November 2, 1999, there were 55,330,465 shares of the registrant's common stock, without par value, outstanding.

                                     TEKELEC
                                    FORM 10-Q
                                      INDEX




PART I -- FINANCIAL INFORMATION                                               PAGE
-------------------------------                                               ----
Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets at September 30, 1999 and              3
            December 31, 1998

            Consolidated Statements of Operations for the three and            4
            nine months ended September 30, 1999 and 1998

            Consolidated Statements of Comprehensive Income for the            5
            three and nine months ended September 30, 1999 and 1998

            Consolidated Statements of Cash Flow for the nine months           6
            ended September 30, 1999 and 1998

         Notes to Consolidated Financial Statements                            8

Item 2.  Management's Discussion and Analysis of Financial                    16
         Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      27

SIGNATURES

PART  I -- FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                     TEKELEC
                           CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                     1999          1998
                                                                   --------       --------
                                                               (thousands, except share data)
                                     ASSETS                      (unaudited)      (audited)
CURRENT ASSETS:
        Cash and cash equivalents ..........................       $ 23,644       $ 31,932
        Short-term investments, at fair value ..............         27,264         37,704
        Accounts and notes receivable, less
          allowances of $1,227 and $763, respectively ......         71,855         54,606
        Inventories ........................................         21,864         12,872
        Amounts due from related parties ...................            967          1,896
        Income taxes receivable ............................          4,463             32
        Deferred income taxes, net .........................         11,165          8,616
        Prepaid expenses and other current assets ..........          5,612          3,317
                                                                   --------       --------
               Total current assets ........................        166,834        150,975
Long-term investments, at fair value .......................         28,892         44,138
Property and equipment, net ................................         18,709         12,859
Intangible assets, net .....................................        143,390            131
Deferred income taxes, net .................................          1,745          1,514
Other assets ...............................................            553            625
                                                                   --------       --------
               Total assets ................................       $360,123       $210,242
                                                                   ========       ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Short-term notes payable ...........................       $100,000       $     --
        Trade accounts payable .............................         15,652         10,904
        Accrued expenses ...................................         13,901         10,932
        Accrued payroll and related expenses ...............          8,484          5,660
        Current portion of deferred revenues ...............         26,917         10,480
        Income taxes payable ...............................          3,962          4,237
                                                                   --------       --------
               Total current liabilities ...................        168,916         42,213
Long-term portion of deferred revenues .....................          2,746          2,252
Long-term deferred income tax liability ....................         20,623             --
                                                                   --------       --------
               Total liabilities ...........................        192,285         44,465
                                                                   --------       --------

SHAREHOLDERS' EQUITY:
        Common stock, without par value,
               200,000,000 shares authorized; 55,293,287 and
               54,328,512 shares issued and outstanding,
               respectively ................................         98,328         92,803
        Retained earnings ..................................         67,360         72,084
        Accumulated other comprehensive income .............          2,150            890
                                                                   --------       --------
               Total shareholders' equity ..................        167,838        165,777
                                                                   --------       --------
               Total liabilities and shareholders' equity ..       $360,123       $210,242
                                                                   ========       ========



See notes to consolidated financial statements.

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                    September 30,
                                                            --------------------------       --------------------------
                                                              1999             1998            1999             1998
                                                            ---------        ---------       ---------        ---------
                                                                      (thousands, except per share data)
REVENUES ............................................       $  64,743        $  49,658       $ 149,156        $ 127,515

COSTS AND EXPENSES:
        Cost of goods sold ..........................          22,978           16,660          52,285           42,196
        Amortization of purchased technology ........           2,464               --           3,978               --
        Research and development ....................          10,881            6,865          30,274           18,216
        Selling, general and administrative .........          17,438           10,685          44,395           29,314
        Amortization of goodwill and other intangible
          assets ....................................           6,055               --           9,781               --
        Acquired in-process research and development
          and other acquisition-related charges .....              --               --           6,830               --
        Restructuring ...............................              --               --           1,800               --
                                                            ---------        ---------       ---------        ---------
               Total costs and expenses .............          59,816           34,210         149,343           89,726
                                                            ---------        ---------       ---------        ---------

Income (Loss) from operations .......................           4,927           15,448            (187)          37,789
Other income (expense):
        Interest income .............................             935            1,285           3,288            3,414
        Interest expense ............................          (1,765)              --          (2,858)              --
        Other, net ..................................             (67)               1             (69)            (246)
                                                            ---------        ---------       ---------        ---------
               Total other income (expense)  ........            (897)           1,286             361            3,168
                                                            ---------        ---------       ---------        ---------

Income before provision for income taxes ............           4,030           16,734             174           40,957
        Provision for income taxes ..................           3,110            6,362           4,898           15,564
                                                            ---------        ---------       ---------        ---------
               NET INCOME (LOSS) ....................       $     920        $  10,372       $  (4,724)       $  25,393
                                                            =========        =========       =========        =========

EARNINGS (LOSS) PER SHARE:
        Basic .......................................       $    0.02        $    0.19       $   (0.09)       $    0.48
        Diluted .....................................            0.02             0.18           (0.09)            0.43

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
        Basic .......................................          55,094           53,866          54,776           53,315
        Diluted .....................................          58,864           58,797          54,776           58,770



See notes to consolidated financial statements.

                                     TEKELEC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                                          Three Months Ended            Nine Months Ended
                                                            September 30,                  September 30,
                                                       -----------------------       ------------------------
                                                         1999           1998           1999            1998
                                                       --------       --------       --------        --------
                                                                           (thousands)
NET INCOME (LOSS) ..............................       $    920       $ 10,372       $ (4,724)       $ 25,393

Other comprehensive income (expense):
        Foreign currency translation adjustments          1,847            424          1,260            (486)
                                                       --------       --------       --------        --------
COMPREHENSIVE INCOME (LOSS) ....................       $  2,767       $ 10,796       $ (3,464)       $ 24,907
                                                       ========       ========       ========        ========



See notes to consolidated financial statements.

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 ------------------------
                                                                                   1999            1998
                                                                                 --------        --------
                                                                                       (thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss) ........................................................       $ (4,724)       $ 25,393
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
        Depreciation .....................................................          5,960           4,155
        Amortization of intangible assets ................................         14,289              --
        Write-off of acquired in-process research and development ........          6,000              --
        Non-cash portion of restructuring charge .........................            800              --
        Deferred income taxes ............................................         (3,653)           (265)
        Changes in current assets and liabilities (excluding the effect of acquisition):
           Accounts and notes receivable .................................         (6,934)        (24,005)
           Inventories ...................................................         (2,758)          1,575
           Amounts due from related parties ..............................            931             896
           Income taxes receivable .......................................          1,049             726
           Prepaid expenses and other current assets .....................         (1,635)         (1,604)
           Trade accounts payable ........................................          2,899           4,095
           Accrued expenses ..............................................          1,436           2,700
           Accrued payroll and related expenses ..........................         (4,881)           (384)
           Deferred revenues .............................................          3,011           3,265
           Income taxes payable ..........................................          1,542          14,135
                                                                                 --------        --------
               Total adjustments .........................................         18,056           5,289
                                                                                 --------        --------
               Net cash provided by operating activities .................         13,332          30,682
                                                                                 --------        --------
CASH FLOW FROM INVESTING ACTIVITIES:
       Proceeds from maturity of available-for-sale securities ...........         58,682          43,200
       Purchase of available-for-sale securities .........................        (25,740)        (83,124)
       Payments in connection with acquisition, net of cash acquired .....        (49,087)             --
       Purchase of property and equipment ................................         (8,463)         (4,646)
       Purchase of technology ............................................         (1,774)           (150)
       Decrease (Increase) in other assets ...............................            111             (65)
                                                                                 --------        --------
               Net cash (used in) investing activities ...................        (26,271)        (44,785)
                                                                                 --------        --------
CASH FLOW FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock ............................          3,694           6,159
                                                                                 --------        --------
               Net cash provided by financing activities .................          3,694           6,159
Effect of exchange rate changes on cash ..................................            957            (386)
                                                                                 --------        --------
       Net change in cash and cash equivalents ...........................         (8,288)         (8,330)
Cash and cash equivalents at beginning of period .........................         31,932          38,748
                                                                                 --------        --------
Cash and cash equivalents at end of period ...............................       $ 23,644        $ 30,418
                                                                                 ========        ========



See notes to consolidated financial statements.

                                     TEKELEC
                  CONSOLIDATED STATEMENTS OF CASH FLOW (CONT'D)
                                   (unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               -----------------------
                                                                                 1999           1998
                                                                               --------       --------
                                                                                     (thousands)
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
       Tax benefit related to stock options ............................       $  1,830       $  8,246
       Note payable in connection with acquisition .....................        100,000             --

       Assets and liabilities recognized in connection with acquisition:
           Accounts receivable .........................................          9,957             --
           Other current assets ........................................         13,261             --
           Investments .................................................          7,255             --
           Property and equipment ......................................          3,490             --
           Other assets ................................................            169             --
           Intangibles .................................................         61,000             --
           Goodwill ....................................................         94,774             --
           Accounts payable ............................................          1,515             --
           Other current liabilities ...................................         22,429             --
           Deferred income tax liability ...............................         21,545             --



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

        The Company operates under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the three and nine months ended September 30, 1999 and 1998 are for the thirteen and twenty-six weeks ended October 1, 1999 and October 2, 1998, respectively.

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

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

                                                              (thousands)
In-process research and development ...................       $   6,000
Developed and existing technology .....................          48,000
Other intangibles .....................................          13,000
Goodwill ..............................................          94,774
Tangible assets acquired ..............................          50,045
Deferred income tax liabilities associated with certain
      intangible assets ...............................         (22,875)
Liabilities assumed ...................................         (23,944)
                                                              ---------
                                                              $ 165,000
                                                              =========

        Based on a third party appraisal, management determined that $6.0 million of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. This amount was recorded as a non-recurring expense in the second quarter of 1999. Amortization expense of purchased technology and other intangible assets resulting from the acquisition amounted to $7.1 million and $11.4 million, net of amortization of associated deferred income tax liabilities of $1.4 million and $2.3 million, for the three and nine months ended September 30, 1999.

        The following table shows pro forma revenue, net loss and net loss per share of the Company giving effect to the IEX acquisition as of the beginning of 1998 and 1999, excluding the impact of the one-time charges noted above.

                                 For the Nine Months Ended September 30,
                                      1999                  1998
                                    ---------            ---------
                                 (thousands, except per share amounts)
Revenues .....................      $ 162,915            $ 161,985
Net income (loss) ............        (15,824)               1,876
Earnings (Loss) per share.....          (0.29)                0.03

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

C.      CERTAIN BALANCE SHEET ITEMS

        The components of inventories are:

                                                          SEPTEMBER 30,        DECEMBER 31,
                                                              1999                1998
                                                           ---------            ---------
                                                                   (thousands)
Raw materials ..................................           $   7,055            $   3,830
Work in process ................................               2,299                2,064
Finished goods .................................              12,510                6,978
                                                           ---------            ---------
                                                           $  21,864            $  12,872
                                                           =========            =========

Property and equipment consist of the following:

Manufacturing and development equipment ........           $  25,249            $  23,024
Furniture and office equipment .................              16,974                9,677
Demonstration equipment ........................               2,916                4,038
Leasehold improvements .........................               4,218                1,953
                                                           ---------            ---------
                                                              49,357               38,692
Less, accumulated depreciation and amortization              (30,648)             (25,833)
                                                           ---------            ---------
        Property and equipment, net ............           $  18,709            $  12,859
                                                           =========            =========

Intangible assets consist of the following:

Goodwill .......................................           $  94,774            $      --
Purchased technology ...........................              49,394                  150
Other ..........................................              13,000                   --
                                                           ---------            ---------
                                                             157,168                  150
Less accumulated amortization ..................             (13,778)                 (19)
                                                           ---------            ---------
        Intangible assets, net .................           $ 143,390            $     131
                                                           =========            =========


D.      RELATED PARTY TRANSACTIONS

        Sales to related parties consist of, and amounts due from related parties are the result of, transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board. Sales to related parties amounted to $434,000 and $473,000 for the three months ended September 30, 1999 and 1998, respectively, and $1.7 million and $3.0 million for the nine months ended September 30, 1999 and 1998, respectively.

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

                                PROVISION         COSTS         ACCRUAL AS OF
                                RECORDED         INCURRED    SEPTEMBER 30, 1999
                                --------         --------    ------------------
                                               (thousands)
Severance pay .............      $  700           $  700           $   --
Other accrued expenses.....         300              300               --
Inventory .................         350              258               92
Fixed assets ..............         200              190               10
Other assets ..............         250              115              135
                                 ------           ------           ------
                                 $1,800           $1,563           $  237
                                 ======           ======           ======

        At June 30, 1999, all 27 employees had been terminated, and all of the severance costs and other accrued expenses had been paid.

F.      INCOME TAXES

        Income tax provisions for the three- and nine-month periods ended September 30, 1999 were $3.1 million and $4.9 million, respectively, and reflected the effect of non-deductible acquisition-related costs, partially offset by benefits of $1.4 million and $2.3 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of these acquisition-related items, an estimated effective tax rate of 36% was applied and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development and foreign tax credits, compared to an effective tax rate of 38% for the three- and nine-month periods ended September 30, 1998.

G.      LINES OF CREDIT AND BORROWINGS

        The Company has a $15.0 million line of credit with a U.S. bank and lines of credit aggregating $2.8 million available to the Company's Japanese subsidiary from various Japan-based banks.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


        The Company's $15.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at the lender's prime rate (8.25% at September 30, 1999), and expires on June 30, 2000, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. In connection with the Company's May 1999 acquisition of IEX Corporation, the Company renegotiated certain terms under this credit facility, including various financial ratios and net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

        The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.8 million with interest at the Japanese prime rate (1.375% at September 30, 1999) plus 0.125% per annum which expire between November 20, 1999, and August 5, 2000, if not renewed. There have been no borrowings under these lines of credit.

        In connection with the Company's acquisition of IEX, the Company issued $100 million in short-term notes secured by substantially all of the assets of IEX. These notes were outstanding on September 30, 1999, and were subsequently retired. See Note J.

H.      OPERATING SEGMENT INFORMATION

        The Company's reportable operating segments are strategic operating units that are managed separately due to their different products or geographic location. Operating Segment information for 1999 includes the post-acquisition results of IEX (see Note B). The Network Infrastructure operating segment develops, markets and sells the Company's Eagle STP products based on the Company's high capacity packet switching platform; IP7 Secure Gateway, an SS7 gateway for signaling in converged networks; and other IP7 convergence products; and DaVinci Network Products, which include, among others, the DaVinci Service Control Point, an advanced database server used for the provisioning of telephony applications; DaVinci VoX Gateway Controller, a media gateway controller for converged networks; and DaVinci Prepaid Services, a prepaid calling platform. The Network Diagnostics operating segment develops, markets and sells diagnostic products, including MGTS, a diagnostic tool used primarily by equipment suppliers for research and development; Sentinel used for testing within telecommunications networks; MGTS i3000 used to perform diagnostics in converged networks; and Chameleon data diagnostics performance analyzers. The Japan Diagnostics operating segment sells the Company's and third parties' diagnostic products to customers in Japan. The Call Center operating segment develops, markets and sells software-based solutions for Call Centers, including TotalView Workforce Management and TotalNet Call Routing. Transfers between operating segments are made at prices reflecting market conditions. The allocation of revenues from external customers by geographical area is determined by the destination of the sale.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


The Company's operating segments and geographical information are as follows (in thousands):

OPERATING SEGMENTS

                                                                    Net Sales
                                                                    ---------
                                         Three Months Ended                         Nine Months Ended
                                            September 30,                              September 30,
                                    ------------------------------            ------------------------------
                                       1999                 1998                1999                 1998
                                    ---------            ---------            ---------            ---------
Network Infrastructure ......       $  41,423            $  34,966            $  92,082            $  84,387
Network Diagnostics .........          11,991                9,478               31,941               27,837
Call Center Products ........           7,189                   --               12,067                   --
Japan Diagnostics ...........           4,608                5,153               13,113               16,029
Other Products ..............             460                  338                1,506                1,424
Intercompany Eliminations....            (928)                (277)              (1,553)              (2,162)
                                    ---------            ---------            ---------            ---------
        Total net sales .....       $  64,743            $  49,658            $ 149,156            $ 127,515
                                    =========            =========            =========            =========

                                                                      Operating Income (Loss)
                                                                      -----------------------
                                                    Three Months Ended                        Nine Months Ended
                                                       September 30,                             September 30,
                                                ----------------------------            ----------------------------
                                                  1999                1998                1999                1998
                                                --------            --------            --------            --------
Network Infrastructure ..................       $ 11,504            $ 15,222            $ 19,972            $ 34,632
Network Diagnostics .....................          3,487               2,459               6,662               6,350
Call Center Products ....................          3,012                  --               5,363                  --
Japan Diagnostics .......................            250                 776                 441               3,354
Other Products(1) .......................           (100)               (282)             (1,838)               (747)
Intercompany Eliminations ...............           (567)                212                (414)                341
General Corporate(2) ....................        (12,659)             (2,939)            (30,373)             (6,141)
                                                --------            --------            --------            --------
        Total operating income (loss)....       $  4,927            $ 15,448            $   (187)           $ 37,789
                                                ========            ========            ========            ========


----------
(1) Other products operating segment reflects the $1,800 restructuring charge recorded in the nine months ended September 30, 1999 (see Note
        E).

(2) General Corporate includes acquisition-related charges and amortization of $8,455 and $20,488 for the three and nine months ended September 30, 1999, and a benefit of $1,663 for the settlement of an insurance claim in the nine months ended September 30, 1998.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


ENTERPRISE-WIDE DISCLOSURES

The following table sets forth, for the periods indicated, revenues from external customers by principal product line:

                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                        September 30,
                                                         ---------------------------           ---------------------------
                                                           1999               1998               1999               1998
                                                         --------           --------           --------           --------
Network Infrastructure ...........................       $ 41,423           $ 34,966           $ 92,082           $ 84,387
Network Diagnostics ..............................         15,452             14,320             43,073             41,610
Call Center Products .............................          7,189                 --             12,067                 --
Other Products ...................................            679                372              1,934              1,518
                                                         --------           --------           --------           --------
        Total revenues from external customers....       $ 64,743           $ 49,658           $149,156           $127,515
                                                         ========           ========           ========           ========

The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

                                                             Three Months Ended                    Nine Months Ended
                                                                September 30,                         September 30,
                                                         ---------------------------           ---------------------------
                                                           1999               1998               1999               1998
                                                         --------           --------           --------           --------
North America ....................................       $ 53,261           $ 38,680           $114,569           $ 84,950
Japan ............................................          4,657              5,153             13,162             16,029
Europe ...........................................          3,095              1,041              7,822              4,984
Rest of World ....................................          3,730              4,784             13,603             21,552
                                                         --------           --------           --------           --------
        Total revenues from external customers....       $ 64,743           $ 49,658           $149,156           $127,515
                                                         ========           ========           ========           ========

The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets:

                                        SEPTEMBER 30,     DECEMBER 31,
                                           1999               1998
                                          -------           -------
United States .....................       $19,341           $12,348
Japan .............................         1,136             1,216
Other .............................            59                51
                                          -------           -------
        Total long-lived assets....       $20,536           $13,615
                                          =======           =======

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


I.      EARNINGS PER SHARE

        The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three- and nine-month periods ended September 30, 1999 and 1998:

                                                     NET INCOME (LOSS)        SHARES           PER SHARE
                                                        (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                     ----------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:                (thousands except per share amount)

Basic EPS ....................................           $    920              55,094           $   0.02
Effect of Dilutive Securities - Stock
        Options and Warrants .................                 --               3,770
                                                         --------            --------
Diluted EPS ..................................           $    920              58,864           $   0.02
                                                         ========            ========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998:

Basic EPS ....................................           $ 10,372              53,866           $   0.19
Effect of Dilutive Securities - Stock
        Options and Warrants .................                 --               4,931
                                                         --------            --------
Diluted EPS ..................................           $ 10,372              58,797           $   0.18
                                                         ========            ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

Basic EPS ....................................           $ (4,724)             54,776           $  (0.09)
Effect of Dilutive Securities - Stock
        Options and Warrants .................                 --                  --
                                                         --------            --------
Diluted EPS ..................................           $ (4,724)             54,776           $  (0.09)
                                                         ========            ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

Basic EPS ....................................           $ 25,393              53,315           $   0.48
Effect of Dilutive Securities - Stock
        Options and Warrants .................                 --               5,455
                                                         --------            --------
Diluted EPS ..................................           $ 25,393              58,770           $   0.43
                                                         ========            ========

J.      SUBSEQUENT EVENTS

        On November 3, 1999, the Company completed its private placement of $135,000,000 principal amount at maturity of its 3.25% convertible subordinated discount notes due 2004 (the "Notes"), issued at 85.35% of their face amount (equivalent to gross proceeds at issuance before discounts and expenses of approximately $115,200,000). The gross proceeds at issuance included approximately $15.2 million from the sale of notes issued upon the initial purchasers' exercise in full of their over-allotment option. The Notes have a five-year term and are non-callable for the first three years.

        On November 4, 1999, the Company used a portion of the net proceeds from the Notes to retire all of the $100 million in short-term notes which had been issued in May 1999 in connection with the acquisition of IEX Corporation.

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

OVERVIEW

        In May 1999, the Company acquired all of the outstanding stock of IEX Corporation ("IEX"), which develops, markets and sells solutions for intelligent networks, call centers and other telecommunications markets.

        The Company's product offerings are currently organized along three distinct product lines: network infrastructure, network diagnostics and call center.

        Network Infrastructure Products. Prior to the Company's May 1999 acquisition of IEX, the Company's network infrastructure product line was known as the network switching product line and consisted principally of the Eagle STP and products, features and applications based on the Eagle platform, including the IP7 Secure Gateway and the Company's local number portability solution. As a result of the acquisition of IEX, the network infrastructure product line has been expanded to include IEX's DaVinci network products, including, among others, the DaVinci Service Control Point, the DaVinci VoX Gateway Controller, DaVinci Prepaid Services and other DaVinci convergence products.

        Network Diagnostics Products. In January 1999, the Company scaled back its data network diagnostics product line and integrated it into its intelligent network diagnostics product line. Prior to that time, the Company treated these product lines separately for organizational and financial reporting purposes. Since that time, the Company has reported these products together as the network diagnostics product line. This product line consists principally of the MGTS family of diagnostics products and Sentinel.

        Call Center Products. The Company's IEX call center business develops and supplies software-based solutions for call centers, and its products include the TotalView workforce management and TotalNet call routing solutions.

        IEX Acquisition. The Company accounted for the IEX acquisition under the purchase method of accounting, and the results of operations for the nine-month period ended September 30, 1999 include the results of operations of IEX beginning on May 7, 1999. In connection with the acquisition, the Company also recorded approximately $132.9 million of goodwill and other intangible assets, net of related deferred income tax liabilities. During the second quarter of 1999 and in connection with the acquisition of IEX, the Company recorded a charge of $6.0 million related to the write-off of purchased in-process research and development and an additional $830,000 charge for the write-off of certain assets made redundant by the acquisition.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:



                                                                                      PERCENTAGE OF REVENUES

                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                      September 30,
                                                                   -----------------------            -----------------------
                                                                   1999              1998             1999              1998
                                                                   -----             -----            -----             -----
Revenues ...............................................           100.0%            100.0%           100.0%            100.0%
Cost of goods sold .....................................            35.5              33.6             35.0              33.1
Amortization of purchased technology ...................             3.8                --              2.7                --
                                                                   -----             -----            -----             -----
Gross profit ...........................................            60.7              66.4             62.3              66.9

Research and development ...............................            16.8              13.8             20.3              14.3
Selling, general and administrative ....................            26.9              21.5             29.8              23.0
Amortization of goodwill and other purchased intangibles             9.4                --              6.6                --
Non-recurring acquisition-related charges ..............              --                --              4.6                --
Restructuring ..........................................              --                --              1.2                --
                                                                   -----             -----            -----             -----
Total operating expenses ...............................            53.1              35.3             62.5              37.3
                                                                   -----             -----            -----             -----

Income (Loss) from operations ..........................             7.6              31.1             (0.1)             29.6
Interest and other income (expense), net ...............            (1.4)              2.6              0.2               2.5
                                                                                     -----            -----             -----
Income before provision for income taxes ...............             6.2              33.7              0.1              32.1
                                                                   -----
Provision for income taxes .............................             4.8              12.8              3.3              12.2
                                                                   -----             -----            -----             -----
Net income (loss) ......................................             1.4%             20.9%            (3.2)%            19.9%
                                                                   =====             =====            =====             =====

        The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues. Revenues shown below for the network infrastructure product line represent revenues from the product line previously known as the network switching product line and also include revenues earned from IEX's intelligent network products after the Company's May 1999 acquisition of IEX. Revenues shown below for the network diagnostics product line include revenues from sales of both intelligent network and data network diagnostics products.

                                              PERCENTAGE OF REVENUES

                                 Three Months Ended             Nine Months Ended
                                    September 30,                  September 30,
                                 -------------------           -------------------
                                 1999           1998           1999           1998
                                 ----           ----           ----           ----
Network Infrastructure.....       64%            70%            62%            66%
Network Diagnostics .......       24             29             29             33
Call Center ...............       11             --              8             --
Other .....................        1              1              1              1
                                 ---            ---            ---            ---
        Total .............      100%           100%           100%           100%
                                 ===            ===            ===            ===

        The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

                                        PERCENTAGE OF REVENUES

                        Three Months Ended             Nine Months Ended
                           September 30,                 September 30,
                        ------------------            ------------------
                        1999           1998           1999           1998
                        ----           ----           ----           ----
North America.....       82%            78%            77%            66%
Japan ............        7             10              9             13
Europe ...........        5              2              5              4
Rest of World ....        6             10              9             17
                        ---            ---            ---            ---
        Total ....      100%           100%           100%           100%
                        ===            ===            ===            ===


   THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE MONTHS ENDED
                               SEPTEMBER 30, 1998

        Revenues. The Company's revenues increased by $15.1 million, or 30%, during the third quarter of 1999 due primarily to the inclusion of post-acquisition sales of IEX network infrastructure and call center products following the acquisition of IEX in the second quarter of 1999 and secondarily to higher sales of network diagnostics products.

        Revenues from network infrastructure products increased by $6.5 million, or 18%, to $41.4 million due primarily to the inclusion of post-acquisition sales of IEX's intelligent network products.

        Revenues from network diagnostics products increased by $1.1 million, or 8%, due principally to higher sales of the Company's protocol conversion and MGTS diagnostics products.

        Revenues in North America increased by $14.6 million, or 38%, due primarily to the inclusion of post-acquisition IEX product sales and higher intelligent network diagnostics sales. Sales in Japan decreased by $496,000, or 10%, due primarily to lower Chameleon product sales, partially offset by higher sales of MGTS-related development services. Revenues in Europe increased by $2.1 million, or 197%, due to higher network infrastructure product sales. Rest of world revenues decreased by $1.1 million, or 22%, due primarily to lower network infrastructure product sales.

        The impact of exchange rate fluctuations on currency translations increased revenues by $931,000, or 1%, and did not have a material effect on net income in the third quarter of 1999.

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

        The Company believes that its future revenue growth depends in large part upon a number of factors, including the continued market acceptance of the Company's products, particularly the Eagle products and related applications and the Sentinel; market acceptance of the Company's recently introduced IP7 and DaVinci VoX products, as well as future products; growth in the markets for the Company's products; and the Company's ability to address other existing and new markets for its current and future products.

        Gross Profit. Gross profit as a percentage of revenues decreased to 60.7% in the third quarter of 1999 compared with 66.4% in the third quarter of 1998. The decrease in gross margins was primarily due to the amortization of purchased technology, principally in connection with the acquisition of IEX, and lower margins in Japan due to a higher percentage of lower margin sales, primarily development services. Excluding the amortization of purchased technology related to the IEX acquisition, gross profit as a percentage of revenues for the three months ended September 30, 1999 was 64.5%.

        Research and Development. Research and development expenses increased overall by $4.0 million, or 58%, and increased as a percentage of revenues to 17% in the third quarter of 1999 from 14% in the third quarter of 1998. The dollar increase was attributable principally to the inclusion of post-acquisition IEX research and development expenses, and increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements for both network infrastructure and intelligent network diagnostics products, primarily related to the Company's continued development of products to address the Internet Protocol ("IP")/Signaling System #7 ("SS7") market. Based on the Company's present product development plans, the Company expects that its research and development expenses for the remainder of 1999 will increase in dollars when compared to prior periods in 1998.

        The Company intends to continue to make substantial investments in product and technology development and believes that its future success depends in large part upon its ability to continue to enhance existing products and to develop or acquire new products that maintain the Company's technological competitiveness.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.8 million, or 63%, and increased as a percentage of revenues to 27% in the third quarter of 1999 from 22% in the third quarter of 1998. The dollar increase was primarily due to the inclusion of post-acquisition IEX selling, general and administrative expenses and increased personnel and infrastructure-related expenses incurred to support the growing Eagle STP installed base and anticipated higher sales levels. The Company expects that selling, general and administrative expenses for the remainder of 1999 will increase in dollars when compared to prior periods.

        Interest and Other Income (Expense), net. Net interest expense was $830,000 for the third quarter of 1999 compared to net interest income of $1.3 million in the third quarter of 1998. The net expense reflected interest expense incurred for notes issued in connection with the acquisition of IEX, and lower invested cash balances due to cash payments made in connection with the acquisition of IEX.

        Income Taxes. The income tax provision for the third quarter of 1999 was $3.1 million and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $1.4 million from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of these acquisition-related items, an estimated effective tax rate of 36% was applied and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development and foreign tax credits, compared to an effective tax rate of 38% for the third quarter of 1998.

    NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1998

        Revenues. The Company's revenues increased by $21.6 million, or 17%, during the nine months ended September 30, 1999 due primarily to the inclusion of post-acquisition IEX product sales following the Company's acquisition of IEX in May 1999.

        Revenues from network infrastructure products increased by $7.7 million, or 9%, to $92.1 million due primarily to the addition of sales of IEX's intelligent network products.

        Revenues from network diagnostics products increased by $1.5 million, or 4%, to $43.1 million due to higher sales of intelligent network diagnostics products partially offset by lower sales of data network diagnostics products.

        Revenues in North America increased by $29.6 million, or 35%, primarily as a result of the inclusion of post-acquisition IEX product sales and higher sales of Eagle and intelligent network diagnostics products. Sales in Japan decreased by $2.9 million, or 18%, due to lower Chameleon and MGTS product sales, partially offset by higher sales of MGTS-related development services. Revenues in Europe increased by $2.8 million, or 57%, due to higher network infrastructure product sales. Rest of world revenues decreased by $7.9 million, or 37%, due primarily to lower network infrastructure product sales.

        The impact of exchange rate fluctuations on currency translations increased revenues by $1.8 million, or 1%, and did not have a material effect on net loss in the nine months ended September 30, 1999.

        Gross Profit. Gross profit as a percentage of revenues decreased to 62.3% in the nine months ended September 30, 1999 compared with 66.9% in the nine months ended September 30, 1998. The decrease in gross margins was primarily due to the amortization of purchased technology, primarily in connection with the acquisition of IEX, and lower margins in Japan due to a higher percentage of lower margin sales, primarily development services. Excluding the amortization of purchased technology related to the IEX acquisition, gross profit as a percentage of sales was 65.0%.

        Research and Development. Research and development expenses increased overall by $12.1 million, or 66%, and increased as a percentage of revenues to 20.3% in the nine months ended September 30, 1999 from 14% in the nine months ended September 30, 1998. The dollar increase was attributable principally to the inclusion of post-acquisition IEX research and development expenses and increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements for both network infrastructure and intelligent network diagnostics products, primarily related to the Company's continued development of products to address the IP/SS7 market.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $15.1 million, or 51%, and increased as a percentage of revenues to 30% in the nine months ended September 30, 1999 from 23% in the nine months ended September 30, 1998. The dollar increase was primarily due to the inclusion of post-acquisition IEX selling, general and administrative expenses and increased personnel and infrastructure-related expenses incurred to support the growing Eagle STP installed base and anticipated higher sales levels. The increase compared to 1998 was also due to a $1.6 million insurance settlement which benefited the 1998 expenses.

        Interest and Other Income (Expense), net. Net interest income decreased by $3.0 million, or 87%, during the nine months ended September 30, 1999 due primarily to interest expense incurred for notes issued in connection with the acquisition of IEX, and lower invested cash balances due to cash payments made in connection with the acquisition of IEX.

        Income Taxes. The income tax provision for the nine-month period ended September 30, 1999 was $4.9 million and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $2.3 million from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of these acquisition-related items, an estimated effective tax rate of 36% was applied and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development and foreign tax credits, compared to an effective tax rate of 38% for the nine-month period ended September 30, 1998.

        LIQUIDITY AND CAPITAL RESOURCES

        During the nine-month period ended September 30, 1999, cash and cash equivalents decreased by $8.3 million to $23.6 million, after net proceeds of $32.9 million from the sale of short-term and long-term investments. Operating activities, including the effects of exchange rate changes on cash, provided $14.3 million. Financing activities, which represented proceeds from the issuance of Common Stock upon the exercise of options and warrants, provided $3.7 million, and investing activities, excluding the net proceeds from the sale of short-term and long-term investments, used $59.2 million primarily due to cash paid in connection with the acquisition of IEX and capital expenditures.

        Accounts receivable, including amounts due from related parties, increased by 29% during the first nine months of 1999 due primarily to higher sales levels. Inventory levels increased by 70% primarily to support higher sales levels and a broader product offering, including the addition of IEX products. Trade accounts payable increased by 44% during the first nine months of 1999, primarily due to the inclusion of IEX payables and the increased level of operating expenses incurred by the Company primarily to support the Company's product development programs and anticipated higher sales levels. Deferred revenues increased 133% during the first nine months of 1999 primarily as a result of the inclusion of IEX deferred revenues and higher extended warranty service revenues which are deferred and recognized ratably over the warranty period.

        Capital expenditures of $8.5 million during the first nine months of 1999 represented the planned addition of equipment principally for research and development, manufacturing operations and facility expansion. Technology purchases, excluding purchased technology recorded in connection with the acquisition of IEX, amounted to $1.8 million, and consisted primarily of software licenses purchased for use in network infrastructure and diagnostics product applications.

        The Company has a $15.0 million line of credit with a U.S. bank and lines of credit aggregating $2.8 million available to the Company's Japanese subsidiary from various Japan-based banks.

        The Company's $15.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at the lender's prime rate (8.25% at September 30, 1999), and expires on June 30, 2000, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. In connection with the Company's May 1999 acquisition of IEX Corporation, the Company renegotiated certain terms of this credit facility, including various financial ratios and net worth and indebtedness tests, and believes that the Company is in compliance with these requirements. There have been no borrowings under this credit facility.

        The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.8 million with interest at the Japanese prime rate (1.375% at September 30, 1999) plus 0.125% per annum which expire between November 20, 1999, and August 5, 2000, if not renewed. There have been no borrowings under these lines of credit.

        On November 3, 1999, the Company completed its private placement of $135,000,000 principal amount at maturity of its 3.25% convertible subordinated discount notes due 2004 (the "Notes"), issued at 85.35% of their face amount (equivalent to gross proceeds at issuance before discounts and expenses of approximately $115,200,000). The gross proceeds at issuance included approximately $15.2 million from the sale of notes issued upon the initial purchasers' exercise in full of their over-allotment option. The Notes have a five-year term and are non-callable for the first three years.

        On November 4, 1999, the Company used a portion of the net proceeds from the Notes to retire all of the $100 million in short-term notes which had been issued in May 1999 in connection with the acquisition of IEX Corporation.

        The Company believes that its existing working capital, funds generated through operations, and its current bank lines of credit will be sufficient to satisfy operating requirements for at least the next twelve months. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance the Company's growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

        READINESS FOR YEAR 2000

        Background. As the year 2000 approaches, a critical issue has emerged regarding how existing application software programs, operating systems and embedded computer chips can accommodate the year 2000 date value. The year 2000 issue results from computer programs and systems using only two digits instead of four to identify one year. Systems that do not properly recognize the date could process and record information incorrectly or possibly fail to function in the year 2000. The Company has a year 2000 project team in place with overall responsibility for the Company's year 2000 compliance programs. In addition, executive management regularly monitors the status of the Company's year 2000 remediation plans.

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

        Assessment. The software and systems products that the Company sells to customers consist of internally developed software, third-party software licensed by the Company for use in or with the Company's products, hardware systems designed and manufactured by the Company and hardware systems designed and manufactured by third parties. The Company has identified priorities, completed the initial testing phase and begun offering solutions to its customers. The Company believes that its current product offerings are year 2000 compliant. For past product offerings that the Company is still supporting, the Company is offering releases that should make such products year 2000 compliant. However, failure to achieve year 2000 compliance for any products could materially adversely affect sales in 1999 and in the first half of 2000. Additionally, if any of the Company's mission critical products were to fail in the field as a result of year 2000 noncompliance, such failure could result in substantial liability to the Company and have a material adverse effect on the Company's financial results, business, market position, reputation and prospects.

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

        Third-party suppliers provide component parts, purchased assemblies and contract manufacturing services incorporated by the Company into the products and systems it sells. The Company is requiring that each of its key suppliers certify whether they are year 2000 compliant. The Company has also prioritized its suppliers by level of importance to the Company's business. Based on information received from the Company's critical suppliers, the Company estimates that virtually all of its critical suppliers are presently year 2000 compliant. The Company plans to monitor its critical suppliers and either develop alternate sources or increase inventory levels prior to the year 2000 for those vendors considered to be at risk of not achieving year 2000 compliance. However, there can be no assurance that such alternate sources will be available or that adequate inventory levels will be attainable if necessary, and the Company could experience parts shortages and production interruptions if one or more key third-party suppliers experience year 2000 problems.

        Costs. Incremental costs of the Company's year 2000 project have consisted of the hiring of two contractors to assist with administrative duties related to the year 2000 project, consulting by a professional services firm at the initial stages of the project and a third-party audit team, which provides year 2000 compliance test audit reports. Such costs in the aggregate have not been material to the Company's financial position, results of operations or cash flows. The balance of the effort for the Company's year 2000 project has been by employees whose costs for this project are not tracked separately. The Company believes that costs for the remainder of the year 2000 project will not be material to the Company's financial position, results of operations or cash flows.

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

              "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995


        The statements that are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the current belief, expectations or intent of Tekelec's management. These statements are subject to and involve certain risks and uncertainties including, but not limited to:

- timing of significant orders and shipments, and the resulting fluctuation of the Company's operating results;

- capital spending patterns of customers, including shifts in such patterns as a result of customers' deferral of product purchases until the year 2000;

-       the Company's relatively limited product offerings;

-       risks relating to the convergence of voice and data networks;

-       competition and pricing;

-       the Company's relatively limited number of customers;

-       new product introductions by the Company or by its competitors;

-       risks relating to the Company's acquisition of IEX Corporation;

-       product liability risks;

-       the continued growth in third party purchases of diagnostics systems;

-       customer acceptance of the Company's products;

-       regulatory changes;

- readiness for the year 2000 by the Company, its customers and its vendors;

-       uncertainties relating to the Company's international operations;

-       intellectual property protection;

-       the Company's relationships with key shareholders; and

-       general economic conditions.

PART II --OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        3.1     Amended and Restated Articles of Incorporation(1)

        3.2     Bylaws, as amended(2)

        4.1 Indenture dated as of November 2, 1999 between the Registrant and Bankers Trust Company as Trustee, including form of the Registrant's 3.25% Convertible Subordinated Discount Notes due 2004.

        4.2 Registration Rights Agreement dated as of November 2, 1999 among the Registrant, Deutsche Bank Securities Inc. and Warburg Dillon Read LLC.

        10.1 Credit Agreement dated April 18, 1999 between the Registrant and Imperial Bank as amended by First Amendment to Credit Agreement effective July 30, 1999.

        10.2 Purchase Agreement dated as of October 27, 1999 among the Registrant, Deutsche Bank Securities Inc. and Warburg Dillon Read LLC.

        27.1 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

----------

(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1998.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1996.

(b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1999.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TEKELEC




November 15, 1999

                                            /s/ Michael L. Margolis
                                            ------------------------------------
                                            Michael L. Margolis
                                            President and Chief Executive
                                            Officer (Duly authorized officer)



                                            /s/ Douglas W. Moxley
                                            ------------------------------------
                                            Douglas W. Moxley
                                            Corporate Controller
                                            (Principal financial and chief
                                            accounting officer)

INDEX TO EXHIBITS






                                                                                         Sequentially
Exhibit                                                                                    Numbered
Number                                  Description                                          Page
------                                  -----------                                          ----
  4.1           Indenture dated as of November 2, 1999 between the Registrant and Bankers Trust Company as Trustee, including form of the
                Registrant's 3.25% Convertible Subordinated Discount Notes due
                2004.

  4.2 Registration Rights Agreement dated as of November 2, 1999 among the Registrant, Deutsche Bank Securities Inc. and Warburg Dillon
                Read LLC.

  10.1          Credit Agreement dated April 18, 1999 between the Registrant and
                Imperial Bank as amended by First Amendment to Credit Agreement effective July 30, 1999.

  10.2          Purchase Agreement dated as of October 27, 1999 among the
                Registrant, Deutsche Bank Securities Inc. and Warburg Dillon
                Read LLC.

  27.1 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)