Form 10-K
period 1999-12-31
TEKELEC
filed 2000-03-30
CIK 790705

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 0-15135


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

Yes [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the Common Stock on March 1, 2000 as reported on The Nasdaq Stock Market, was approximately $2,116,000,000.

     The number of shares outstanding of the registrant's Common Stock on March 1, 2000, was 56,981,056.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held on May 12, 2000 are incorporated by reference into Part III of this Annual Report.

                                     TEKELEC

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                   For the fiscal year ended December 31, 1999


                                                                                            Page
                                                                                            ----
                                         PART I

Item 1.       Business.....................................................................   3
Item 2.       Properties...................................................................  30
Item 3.       Legal Proceedings............................................................  31
Item 4.       Submission of Matters to a Vote of Security Holders..........................  31

                                         PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters..........................................................  31
Item 6.       Selected Consolidated Financial Data.........................................  32
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................................  33
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk...................  42
Item 8.       Financial Statements and Supplementary Data..................................  42
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................................  42

                                         PART III

Item 10.      Directors and Executive Officers of the Registrant...........................  42
Item 11.      Executive Compensation.......................................................  42
Item 12.      Security Ownership of Certain Beneficial Owners and Management...............  42
Item 13.      Certain Relationships and Related Transactions...............................  42

                                         PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............  43

                                     PART I


ITEM 1. BUSINESS

OVERVIEW

     Tekelec (the "Company") designs, manufactures, markets and supports network systems products, diagnostics systems and selected service applications for telecommunications networks and call centers. The Company's customers include telecommunications carriers, network service providers, equipment manufacturers and call center operations.

     The Company's network systems products help direct and control voice and data communications. They enable carriers to control, establish and terminate calls. They also allow carriers to offer intelligent services, which include any services other than the call or data transmission itself. Examples include familiar products such as call waiting, caller ID, voice messaging, toll free calls (e.g., "800" calls), prepaid calling cards and local number portability. The Company believes that voice and data networks will increasingly interoperate, or converge, which will provide significant opportunities to expand sales of the Company's network systems products and service applications.

     The Company's diagnostics products simulate a controlled network environment, which allows carriers and communications equipment manufacturers to test products to ensure that products conform to specifications and to evaluate network performance without risking the failure of the existing network. Some of the Company diagnostics products also allow the monitoring, diagnosis and surveillance of network elements while the network is in operation.

     The Company's call center products provide workforce management and intelligent call routing systems for single and multiple site call centers. The Company sells its call center products primarily to customers in industries with significant call center operations.

INDUSTRY BACKGROUND

     Demand for communications equipment has expanded rapidly in recent years. Driving this trend has been the growth in demand for data communications and wireless connectivity, deregulation and the emergence of new competitors, services and technologies.

     Growth in data traffic has been most visibly driven by the increase in the number of businesses and consumers that use the Internet. According to International Data Corp., an independent market research firm, the number of people accessing the Internet was approximately 93 million in 1998 and is expected to grow to 320 million by 2003. The number of wireless subscribers has also grown rapidly in recent years, doubling from 1996 levels to 80 million subscribers in the United States in 1998, according to the Cellular Telephone Industry Association. The increase in data traffic, combined with the inherent efficiency of packet switched networks, have led many carriers to build new packet networks and to seek ways to cause existing circuit switched networks to interface reliably and efficiently with these new packet switched networks.

     Deregulation has played a key role in the emergence of new competitive service providers. The U.S. Telecommunications Act of 1996 mandates incumbent local exchange carriers to provide greater interconnection in order to facilitate the entry of new competitors. Technological developments such as xDSL, cable modems and broadband wireless have enabled alternative access technologies and fostered new types of service providers.

     As competition has grown in recent years, per-minute revenue from basic telephony service has declined significantly. As a result, intelligent services have become core competitive features of a network, providing incremental revenues to service providers and offering more service choices to subscribers. As these services have become less expensive and more widely accessible, customer demand for them has grown.

     Deregulation has also spurred the offering of intelligent services. The Telecommunications Act mandates that subscribers of U.S. telephone service be given the option of changing their local service provider while retaining their local phone number. European Union officials recently announced a recommendation that local service providers deploy a number portability solution by January 1, 2001 that will allow subscribers to retain their telephone numbers while changing providers. Current FCC regulations require that wireless customers in the U.S. be offered this same option in 2002.

     As a result of these trends, service providers are seeking to differentiate their products and services while lowering their costs. This has increased demand for technologies that enable the rapid creation and delivery of innovative services on existing and converged networks. Some of the key challenges that service providers face in expanding their network systems include:

     o expanding and/or upgrading their signaling network systems to support new and enhanced services;

     o building and managing networks that can cost-effectively support circuit and packet network convergence; and

     o testing new network elements and monitoring increasingly complex networks.

     Similarly, telecommunications equipment manufacturers and network operators need advanced and flexible ways to test and monitor equipment in existing and converged networks in a cost efficient manner.

Signaling and Intelligent Services

     Current voice telephone networks consist of two basic elements -- switching and signaling. The switching portion of a network carries and routes the actual voice or data comprising a "call." The signaling portion of a network instructs the switching portion how to do its job. Signaling messages are carried on a different logical transmission path than the actual call itself. Signaling is responsible for establishing and terminating a call. The signaling portion of the network also enables service providers to offer intelligent services such as call waiting, caller ID and voice messaging.

     The signaling portions of existing voice telephone networks in the U.S. are based upon a set of complex standards known as Signaling System #7, or SS7. The primary network elements within a traditional circuit network architecture based on SS7 are as follows:

     Signal Transfer Point (STP) -- A signal transfer point is a packet switch for the signaling portion of the network. It controls and directs the signaling messages used to establish and terminate telephone calls and to coordinate the provision of intelligent services.

     Service Switching Point (SSP) -- A service switching point is a carrier's switch that connects to the SS7 network and serves as the origination and termination points for the SS7 messages in a network. In this capacity, the service switching point, via signaling transfer points, sends and processes the signaling messages used to establish and terminate telephone calls. When a service switching point identifies a call requiring instructions for intelligent services, it sends a signaling message to a signal transfer point and awaits further routing or call processing instructions.

     Service Control Point (SCP) -- A service control point is a specialized database containing network and customer information. It is queried by service switching points via signaling transfer points for information required for the delivery of intelligent services. Different service control points contain the information used by the SS7 network to perform different types of functions.

     Service Node -- A service node is a group of service control points, service switching points and/or other software or hardware that has been configured to provide a particular intelligent service.

     Signaling Links -- A signaling link is a physical or logical connection or channel between any two different parts of the signaling portion of the network, or a connection or channel between the signaling part of the network and the switching part of the network. To create additional network capacity to accommodate increases in signaling traffic, additional links must be added to signal transfer points, or new signal transfer points must be added. Traditionally, signaling links have operated on dedicated circuit facilities. New network architectures support signaling over packet transmission technologies such as IP or ATM.

     The market for SS7 equipment is driven by growth in network traffic and by demand for intelligent services. Carriers and service providers must increase the performance and capacity of their signaling networks in order to increase call processing capacity or to offer intelligent services. Because of its role in providing reliability and features to a voice network, SS7 switches must deliver high performance and reliability. Typically, these switches need to deliver 99.999% reliability, or less than three minutes of unscheduled downtime per year. Service providers also require an SS7 solution that is scalable -- that is, a solution that can initially be matched to support a carrier's current capacity but with the capability to have its capacity increased to support the carrier's growth without requiring the replacement of certain network elements.

Supporting Voice and Data Convergence

     Currently, virtually all networks which carry both voice and data communications rely on a technology called circuit switching. Another technology, packet switching, has been used almost exclusively for data-only networks. Circuit switching and packet switching are fundamentally different technologies. While circuit switching has offered reliable and high quality voice communications, packet switching is inherently more efficient and cost effective. Industry sources estimate that the cost of a transmission minute is as much as 25% to 50% less for a packet network than for a circuit network.

     The cost and performance superiority of packet switching has led many incumbent and new carriers to build packet networks to handle data traffic. It has also led carriers to explore the transmission of voice communications over packet networks. This would require circuit networks and packet networks to seamlessly interconnect.

     Packet networks will need signaling to provide the same reliability and quality of transmissions as circuit networks and to provide the intelligent services consumers have come to expect and demand. Because SS7 is the global industry standard for voice networks, the Company believes that signaling for the converged circuit and packet networks will be based upon SS7 or its derivatives as well. This would allow new carriers with packet networks to more easily interconnect with existing circuit networks and would allow incumbent carriers to leverage their investment in their existing networks even as they build out their data networks.

     Tekelec believes that the primary network elements of converged circuit and packet networks based on SS7 will be as follows:

     Signal Transfer Point -- As in the present circuit networks, a signal transfer point relays messages needed to establish and terminate telephone calls and to coordinate the provision of intelligent services. It can relay messages within the circuit network, between circuit and packet networks, and possibly within some forms of packet networks.

     Service Control Point -- As in the present circuit networks, a service control point is a specialized database containing information used to deliver intelligent services. Service control points in converged networks may support packet-based signaling interfaces.

     Signaling Gateway -- A signaling gateway receives signaling messages from signal transfer points, reformats these messages and presents them to one or more media gateway controllers.

     Media Gateway Controller -- A media gateway controller is a specialized computer that provides the intelligence, or call control to direct switching. It controls one or more media gateways.

     Media Gateway -- A media gateway receives the message part of a call and redirects it as specified by the media gateway controller to a single destination or to multiple destinations. If necessary, a media gateway can translate the actual call from a packet switching format to a circuit switching format and vice versa.

     A primary difference between this converged architecture and the circuit architecture described above is the use of the signaling gateway, media gateway controller and media gateway to perform the same switch functions as are currently performed by certain service switching points in circuit networks. In the Company view of the converged architecture, these three switch components would not all have to be made and sold in one integrated product by one equipment manufacturer. Instead, any of these switch components could be bundled and sold with switch components made by different manufacturers, or even sold separately.

     The Company believes carriers are seeking fully featured signaling and call control products designed specifically for SS7 that can facilitate the convergence of circuit and packet networks, without compromising functionality, reliability, scalability, support and flexibility. The

Company also believes that equipment manufacturers are looking for signaling and call control products which they can easily bundle and sell with their own switch components. Various industry standards bodies, including the Internet Engineering Task Force, also support this view and describe these components as comprising a reference model for convergence architectures.

THE TEKELEC SOLUTION

     The Company is a leading designer and developer of signaling and call control products, and service applications for converging circuit and packet networks. The Company's systems and diagnostics products assist its customers in meeting their primary challenges in the converging environment: differentiating their offerings and lowering network costs. The Company offers SS7-based signaling and call control systems and services to enable the delivery of intelligent services and facilitate convergence of voice and data networks. The Company believes that its open, standards-based solutions are highly reliable and will enable operators of converged networks to more cost-effectively manage their networks and offer intelligent services.

     The Company's Eagle STP has been widely deployed and, according to Frost & Sullivan, an independent market research firm, had a 73% market share of all signal transfer point sales in North America in 1998. The Eagle STP offers high capacity and throughput, reliability and efficiency that support the growth of traffic and demand for intelligent services in service provider networks. The reliability of the Company's products enables it to offer service providers product solutions that reduce their total cost of ownership of network systems products. The Company's Eagle STP products meet industry standards for 99.999% reliability and less than 3 minutes of unscheduled downtime per year.

     The Company recently introduced a suite of products for converged circuit and packet networks. These products include the IP7 Secure Gateway Controller and the VoX Gateway product, two of the three components comprising a switch in converged circuit and packet networks. The Company's products are designed so that they may be purchased in combination with switch components made by other manufacturers, or purchased separately, depending on the customer's preference. Customers of the Company's STP product may upgrade their existing STPs to IP7 Secure Gateways, thereby preserving the value of their existing STP infrastructure.

     Use of the Company's signaling gateway results in a substantial increase in signaling efficiency by enabling SS7 signaling over IP at much faster rates than traditional SS7 signaling. Customers may choose to deploy the IP7 Secure Gateway to gain signaling efficiencies, among other benefits, as a precursor to deploying the IP7 Secure Gateway as part of a switch replacement.

     The Company's approach offers more flexibility and lower costs to carriers. Carriers can choose to purchase from among multiple vendors each of the switch components which offers the optimal performance for their needs. They can also potentially upgrade or expand a switch by selectively replacing components, instead of having to replace the entire switch. The Company also believes that its approach is more scalable than a fully integrated switch.

     The Company's approach also offers advantages to its equipment manufacturer customers. By bundling the Company's products with their switch components, these customers can avoid the significant research and development expenditures that they would incur if they were to develop all three switch elements. In addition, by concentrating their efforts on only certain of the switch elements, they may be able to significantly reduce the time it takes for them to enter the converged switch market.

BUSINESS STRATEGY

     The Company's objective is to be the premier supplier of signaling and call control network systems and selected service applications, and diagnostics products, to existing and emerging communications markets. Key elements of the Company's strategy to achieve this objective include:

     Maintaining Technology Leadership. The Company believes that one of its core competitive strengths is the breadth of its knowledge and expertise in communications technologies, particularly in SS7 and related signaling technologies. The Company has developed this expertise over a period of 20 years. The Company intends to enhance its existing products and to develop new products by continuing to make significant investments in research and development. As part of the its commitment to technology leadership, the Company recently developed and submitted the Transport Adapter Layer Interface (TALI), an Internet Protocol signaling interface which enables the transport of signaling messages using the Internet Protocol, to the Internet Engineering Task Force, a standards governing body. In November 1999, the Company opened up the TALI source code free of charge to the industry, and since then has licensed more than 140 companies to use the TALI source code. The Company has also assumed a leadership role within the Softswitch Consortium, an industry organization created for global cooperation and coordination in the development of open standards and interoperability for packet networks.

     Targeting the Convergence of Voice and Data Networks. The Company is investing significantly to develop signaling and call control products that enable the convergence of circuit and packet networks. In 1999, the Company introduced the IP7 product line and the VoX Gateway Controller to target this convergence market. The Company believes its pursuit of this new market opportunity leverages its SS7 expertise and will enhance the market potential for the Company's traditional solutions by ensuring customers that investments in Tekelec equipment can be upgraded to perform in converged networks.

     Expanding Internationally. The Company is increasingly pursuing international opportunities, primarily through its European sales office it established in the United Kingdom in 1998 and through the Company's Japanese subsidiary. The Company's European sales efforts have resulted in significant new customers, including Orange Personal Communications Systems, certain divisions of France Telecom and Vodafone. A recent European Union recommendation provides that telecommunications service providers should offer number portability throughout the continent by January 1, 2001. If implemented, the recommendation is expected to result in increasing demand for SS7 network elements such as signal transfer points to accommodate the increase in signaling traffic. To complement the Company's direct sales approach in Europe and facilitate the Company's international expansion in South America and other parts of the world, in December 1999, the Company entered into a non-exclusive worldwide distribution agreement with Unisys.

     Pursuing Additional Strategic Relationships, OEM Partners and Acquisitions. The Company intends to seek additional strategic relationships, including original equipment manufacturer partners, referral arrangements, distribution agreements and acquisition candidates. The

Company's existing strategic relationships include technology development and OEM relationships with Tellabs and DaVox Corporation, a technology development and marketing relationship with Telcordia, collaboration agreements with Cisco Systems and Sonus Networks and distribution relationships with Lucent, Daewoo, Unisys and numerous other product distributors. See "-- Customers." The Company is currently devoting significant attention to establishing additional relationships with developers of convergence solutions that require SS7 signaling and call control capabilities.

     Pursuing New Market Segments. The Company intends to continue its strategy of internally developing and acquiring products in order to enter new market segments. A number of products currently under development will enable the Company to serve new markets, including diagnostics for packet networks using voice over Internet protocols and new mobile technologies. The Company's recent acquisition of IEX greatly expanded the Company's potential markets to include the markets for packet networks using voice over Internet protocols, call control solutions, prepaid calling platforms and solutions for call centers, among others.

     Seeking Additional Opportunities to Provide Upgrades, Extensions and Service Agreements. The Company intends to leverage its strong customer relationships to seek opportunities to better serve its customers' needs in the future. In particular, the Company will continue to develop and market software upgrades, link extensions, extended service agreements and other enhancements as a means to pursue repeat business opportunities.

PRODUCTS

     The Company currently offers products in three broad categories: network systems products, network diagnostics products and call center products.

Network Systems Products

     The Company's network systems products include the Eagle STP, IP7 Secure Gateway and intelligent network products. The Company's network systems products enable telecommunications service providers to create, enhance and customize the intelligent services they offer. The Company's principal network systems products are described below:


PRODUCT                            DESCRIPTION
-------                            -----------
Eagle STP..........................The Company's Eagle STP is a highly reliable signal transfer point which is tailored to the SS7 switching needs of carriers,
                                   network service providers and wireless operators, among
                                   others. It offers high capacity and throughput, features a fully distributed, standards-based, open architecture and is scalable from 2 to 500 links. It is sold in pairs for redundancy.



Service Control Point..............The Company's Service Control Point is a specialized database that contains network and customer information needed to process calls requiring special treatment, such as credit card calls or other intelligent services. This product supports interfaces to the products of most major switch vendors. Its graphical user interface enables the development, testing and deployment of intelligent services.

Network Switch.....................The Company's network switch is a service switching point that is used primarily in the service node described below. The network switch has a modular architecture and provides T1 and E1 interfaces.

Service Node.......................The Company's service node combines the network switch, service control point and other elements to enable sophisticated applications such as prepaid services. Its graphical user interface also enables the development, testing and deployment of intelligent services.

IP7 Secure Gateway.................The Company's IP7 Secure Gateway is a highly scalable signaling gateway that can provide signaling information to media
                                   gateway controllers and IP-signaling enabled SCPs in multiple locations. It can deliver these services in multi-protocol, multi-vendor converged networks.

VoX Gateway Controller.............The Company's VoX Gateway Controller is a media gateway controller that is highly scalable and can control media
                                   gateways in multiple locations. It interfaces to both
                                   asynchronous transfer mode and Internet protocol networks
                                   via proprietary and standards-based interfaces.


Network Diagnostics Products

     Equipment manufacturers and network service providers utilize the Company's diagnostics products to perform a wide variety of test applications that simulate, monitor and analyze network communications network systems. The Company's customers use its diagnostics products for:

     o Designing Communications Equipment. By simulating existing and emerging communications devices, nodes and protocols, the Company's products enable engineers to quickly design communications devices that will transition into emerging network systems, minimizing potential breakdowns of network components deployed throughout the network.

     o Ensuring Product Reliability. By simulating actual network conditions within an operating environment, including protocol errors and other network failures, the Company's products can help ensure that communications equipment manufacturers produce devices that will operate error-free, thus accelerating time to market and potentially reducing costly failures after installation.

     o Verifying Certification. By executing conformance and performance test suites, network operators and manufacturers use the Company's products to rapidly verify that communication devices meet specified standards.

     o Monitoring Networks. By collecting and analyzing traffic, the Company's products can monitor the health of networks on a continuous basis and provide advance notice of potential system failures, allowing quicker service restoration or even preventing service failure.

     o Troubleshooting. By identifying the specific location and type of communication error, the Company's products can isolate which network device has failed. The Company's products help technicians and engineers repair devices and networks promptly and minimize expensive downtime associated with service failure.


     The Company's principal network diagnostics products are described below:


PRODUCT             DESCRIPTION
-------             -----------

Sentinel............The Company's Sentinel product is a  network maintenance and surveillance solution that enables wireline and wireless service providers to ensure the reliability of telecommunication products and services implemented across their SS7 network. Sentinel provides a combination of passive monitoring and proactive testing capabilities that enable service providers to perform problem detection and analysis as well as verify fixes from a centralized location. Sentinel also enables network operators to enhance the quality of the services they provide by accommodating applications such as fraud prevention, billing verification and quality of service measurement.

IP7 Sentinel........The Company's IP7 Sentinel extends the capabilities of Sentinel to IP networks.

MGTS................The Company's MGTS is a signaling diagnostics system designed to provide a diagnostics and test platform for research and development, laboratory and telecommunications service provider environments. The MGTS supports various protocols, including SS7 and personal communications systems, permits the design of customized testing scenarios and can be used with multiple user groups and geographic locations.

MGTS Companion......The Company's MGTS Companion is a portable signaling diagnostics system which serves as a network diagnostics tool during the network implementation of signaling products and provides installation and verification testing and operational acceptance testing. The
                    MGTS Companion permits testers to design customized testing scenarios or to use lab-based scenarios and also tests roaming and other mobile network services.

 i3000..............The Company's i3000 is a complete diagnostics system for convergence network technologies.
                    The diagnostics applications built on the Company's i3000 technology address wireline and wireless communications equipment manufacturers' convergence test and verification needs.


PRODUCT             DESCRIPTION
-------             -----------


 velOSity...........The Company's velOSity family of diagnostics products enables network equipment manufacturers to perform converged technology testing on a single platform with complete interoperability. velOSity provides a high-performance testing environment for wireless, wireline, and converged network technologies hosted on the i3000, a next generation hardware platform. velOSity enables users to build and reuse test scenarios spanning multiple technologies, including SS7, GPRS, UMTS and IP.

MGTS Flex...........The Company's MGTS Flex provides SS7 multi-protocol conversion functions for the rapid deployment of new services in complex networks.

ATM7 Inspector......The Company's ATM7 Inspector is a high performance protocol analysis diagnostics system which can simultaneously test, monitor and simulate SS7 signaling traffic over asynchronous transfer signaling links.

Call Center Products

     The Company's call center products provide planning, management and call routing and control tools for single call centers and for complex, multiple site call center environments. These tools help call center managers maximize call center productivity, achieve service level targets and reduce costs. The Company's principal call center products are described below:


PRODUCT             DESCRIPTION
-------             -----------
TotalView...........The Company's TotalView Workforce Management solution for single and multiple site call centers generates staff schedules based on call center workload and availability and the skills of call center staff. It performs real-time monitoring and analysis of call center operations and, as conditions change, adjusts staff schedules and routes call center workload to available staff having appropriate skills. TotalView also provides detailed, customized databases and reports to assist in optimizing call center performance and forecasting call center staffing requirements.

TotalNet............The Company's TotalNet Call Routing Solution for multiple site call centers routes calls to multiple locations as if they were a single call center and balances workload across call center sites based on staffing levels, call volume and caller requirements.
                    TotalNet also maintains call center statistics and analyzes call center operations.

PRODUCT DEVELOPMENT

     The communications market is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Standards for new technologies and services such as intelligent network, personal communications services (PCS), Internet protocol and asynchronous transfer mode are still evolving. As these standards evolve and the demand for services and applications increases, the Company intends to adapt and enhance its products and develop and support new products. The Company solicits product development input through discussions with its customers and participation in various industry organizations and standards committees, such as the Telecommunications Industry Association, the Internet Engineering Task Force, the Softswitch Consortium and the Asynchronous Transfer Mode Forum, and by closely monitoring the activities of the International Telecommunications Union, the European Telecommunications Standards Institute, the International Organization for Standardization and Telcordia.

     The Company's network systems product development group is principally focused on addressing the requirements of the converged voice and data networks and on the release of new software versions to incorporate enhancements or new features or functionality desired by customers. This group also focuses on compliance with standards to enable the Eagle solutions to address additional domestic and international markets. In addition, the Company plans continued improvement of hardware components to improve their performance and capabilities.

     The Company's diagnostics product development activities are principally focused on expanding the capabilities of the MGTS, i3000 and IP7 Sentinel products, including their interfaces, software modules and protocol capabilities for emerging technologies such as intelligent network and broadband wireless, and adapting these products for the network operations market. From time to time the Company engages in development projects for special applications requested by its customers. The Company typically retains the right to use the developed technology in future products that are not competitive with the specific application for which the development work was performed.

     The Company's call center product development activities are principally focused on expanding the capabilities of the call center products, including the skills and multimedia scheduling capabilities of the TotalView Workforce Management product and the functionality of the TotalNet Call Routing product.

SALES AND MARKETING

     The Company's sales and marketing strategies include selling through the Company's direct sales forces, indirectly through distributors and other resellers, entering into strategic alliances and targeting certain markets and customers. To promote awareness of Tekelec and the Company's products, the Company also advertises in trade journals, exhibits at trade shows, maintains a presence on the Internet and uses direct mail.

     Distribution. The Company sells its network systems, network diagnostics and call center products in the U.S. principally through the Company's separate direct sales forces and, for the Eagle STP and certain other network systems products to a lesser extent, indirectly through strategic relationships with various third parties. The Company's direct sales forces operate out of the Company's headquarters in Calabasas, California and the Company's regional offices located in Colorado, Georgia, Illinois, New Jersey, North Carolina, Northern and Southern California and Texas. The Company sells its network systems products internationally through the Company's direct sales force and distribution relationships with Daewoo, Lucent and Unisys and the Company's wholly owned subsidiary in the United Kingdom. The Company sells its diagnostics products internationally through a network of approximately 32 distributors and the Company's wholly owned subsidiaries in Japan and the United Kingdom. The Company's Japanese subsidiary, which presently sells only diagnostics products, generated approximately 10% of the Company revenues for 1999, 12% for 1998 and 13% for 1997.

     Tekelec-Airtronic, S.A., an affiliate of Tekelec, and its wholly owned subsidiaries are the distributors of the Company's diagnostics products in France, Italy, Germany, the Netherlands, Belgium, Luxembourg, Portugal, Spain and China. Twenty-four additional independent companies distribute the Company's products in other Western European countries, the Far East (other than Japan), Australia, Mexico, Puerto Rico, New Zealand, Latin America, the Middle East and South Africa. Distributors typically purchase products directly from Tekelec pursuant to agreements that are exclusive for a particular territory and are cancelable by either party upon 90 days notice. Export sales through international distributors accounted for approximately 6% of the Company's revenues for 1999, 7% for 1998 and 12% for 1997.

     Strategic Relationships. The Company believes that its current and future strategic relationships with leading communications equipment suppliers will improve market penetration and acceptance for the Company's network systems products. These suppliers have long-standing relationships with public telecommunications carriers and provide a broad range of services to these carriers through their existing sales and support networks. Tekelec seeks strategic relationships that:

     o enhance the Company's presence and strengthen the Company's competitive position in its target markets;

     o offer products that complement the Company's network systems solutions to provide value-added networking solutions; and

     o leverage the Company's core technologies to enable communications equipment suppliers to develop enhanced products with market differentiation that can be integrated with Tekelec's solutions.

     The Company's strategic relationships include:

     o a development and OEM agreement with Tellabs under which Tellabs will market certain of the Company's network systems products with its media gateway;

     o a collaboration with Cisco Systems in which the Company and Cisco Systems will collaborate to enhance interoperability between the Company's IP7 Secure Gateway and various Cisco Systems products using the TALI interface;

     o an informal alliance with Sonus Networks in which the Company will market the Company's IP7 Secure Gateway and VoX Gateway Controller and Service Control Point with Sonus Network's media gateway;

     o a non-exclusive distribution agreement with Lucent under which Lucent distributes the Company's Eagle STP;

     o a non-exclusive international distribution agreement with Unisys under which Unisys distributes the Company's network systems products;

     o an exclusive distribution and OEM agreement with Daewoo under which Daewoo distributes the Company's Eagle STP in South Korea;

     o an OEM and distribution agreement with Davox Corporation under which Davox will OEM the Company's TotalNet Call Routing products and the Company will distribute Davox's ensemble call center solution; and

     o a strategic marketing and sales alliance with Telcordia under which Tekelec and Telcordia jointly market each other's products and have exchanged interface specifications to allow the interworking of the Company's IP7 Secure Gateway and Telcordia's ISCP(R) System for the delivery of intelligent services across packet networks utilizing voice over Internet protocol.

     The Company believes that its strategic third party relationships provide the Company with additional opportunities to penetrate the SS7 network systems and convergence markets and demonstrate the Company's strategic partners' recognition of the technical advantages of the Company's Eagle STP and IP7 Secure Gateway products and the Company's network products. Through the Company's relationships with, among others, Tellabs, Cisco Systems, Sonus Networks, Lucent, Unisys, Daewoo, Davox and Telcordia, the Company is enhancing its market presence and the ability to access leading network service providers. In general, these agreements can be terminated by either party on limited notice and, except for the Company's agreement with Daewoo, do not require minimum purchases. Tellabs, Cisco Systems, Unisys, Davox and Telcordia also are not precluded from selling products that are competitive with the Company's products. Although the Company's current sales through relationships with Lucent, Unisys and Telcordia are not significant, a termination of the Company's relationship with Lucent, Unisys or Telcordia, or the sale of competing products by Lucent, Tellabs, Cisco Systems, Unisys or Telcordia, could adversely affect the Company's business and operating results.

SERVICE, SUPPORT AND WARRANTY

     The Company believes that customer service, support and training are important to building and maintaining strong customer relationships. The Company services, repairs and provides technical support for the Company's products. Support services include 24-hour technical support, remote access diagnostics and servicing capabilities, extended maintenance and support programs, comprehensive technical customer training, extensive customer documentation, field installation and emergency replacement. The Company also offers to its customers and certain resellers of the Company's products training with respect to the proper use, support and maintenance of the Company's products.

     The Company maintains an in-house repair facility and provides ongoing training and telephone assistance to customers and international distributors and other resellers from the Company headquarters in Calabasas, California, certain U.S. regional offices and the Company Japanese subsidiary. The Company's technical assistance centers in Morrisville, North Carolina and Staines, United Kingdom, support the Company network systems products on a 24 hour-a-day, seven day-a-week basis. The Company's technical assistance center in Richardson, Texas, supports the Company call center products and certain of the Company network systems products.

     The Company typically warrants its products against defects in materials and workmanship for one year after the sale and thereafter offers extended service warranties.

CUSTOMERS

The Company's customers include end users and marketing intermediaries. End users for the Company network systems products consist primarily of network service providers, wireless network operators, interexchange carriers, competitive access providers, local exchange carriers and Regional Bell Operating Companies. End users for the Company's diagnostic products include interexchange carriers, telephone operating companies, communications equipment manufacturers, wireless network operators and government agencies. The Company's call center solutions have been sold primarily to Fortune 500 companies, financial services companies and telecommunications carriers. The Company anticipates that its operating results in any given period will continue to depend to a significant extent upon revenues from a small percentage of the Company's customers.

     The Company's diagnostics business is substantially dependent on repeat business. Many of the Company's largest customers in 1998 and 1999 were purchasers of the Company diagnostics systems in prior years.

BACKLOG

     Backlog for the Company's network systems products typically consists of contracts or purchase orders for both product delivery scheduled within the next 12 months and extended service warranty to be provided over periods of up to five years. Backlog for the Company's call center products typically consists of products and services ordered for delivery within the next 12 months. Orders for the Company's diagnostics products are usually placed by customers on an as-needed basis, and the Company has typically been able to ship these products within 15 to 30 days after acceptance of the purchase order. Primarily because of variations in the size and duration of orders received by Tekelec and customer delivery requirements, which may be subject to cancellation or rescheduling by the customer, the Company's backlog at any particular date may not be a meaningful indicator of future financial results.

     At December 31, 1999, the Company's backlog amounted to approximately $142.3 million, of which $63.4 million related to network systems service warranties. This compared to a backlog of approximately $72.8 million at December 31, 1998, of which $45.3 million related to network systems service warranties.

COMPETITION

     Network Systems Products. The market for the Company's network systems products is intensely competitive and has been highly concentrated among a limited number of dominant suppliers. The Company presently competes in the network systems market with, among others,

Alcatel, Cisco Systems, Nortel, Telcordia, Ericsson, Lucent and Siemens. The Company expects competition to increase in the future from existing and new competitors.

     The Company believes that the principal competitive factors in the network systems products market are product performance and functionality, product quality and reliability, customer service and support, price and the supplier's financial resources and marketing and distribution capability. The Company anticipates that responsiveness in adding new features and functionality will become an increasingly important competitive factor. While some of the Company's competitors have greater financial resources, the Company believes that it competes favorably in other respects. New entrants or established competitors may, however, offer products which are superior to the Company's products in performance, quality, service and support and/or are priced lower than the Company's products.

     Some of the Company's competitors, including Lucent, Nortel and Cisco Systems, manufacture and offer fully integrated network systems products for converged networks. These products include an SS7 signaling gateway, a media gateway controller and a media gateway. The Company's strategy, however, is to develop and provide the SS7 signaling gateway and the media gateway controller elements of network systems solutions for converged circuit and packet networks. This means that it will be necessary for the Company's products to be combined with the media gateways of other vendors to constitute a complete network systems switch for a converged network. Some customers may prefer to purchase fully integrated network systems switches from the Company's competitors rather than purchase the Company's network systems products either because of the convenience of "one-stop shopping" or because they believe that the fully integrated switch is superior. The Company's ability to compete in the market for network systems switches will also be limited if media gateway manufacturers develop fully integrated switches and cease selling media gateways on a non-integrated basis or bundled with the Company's convergence products.

     The Company believes that its ability to compete successfully in the network systems market also depends in part on the Company's distribution and marketing relationships with leading communications equipment suppliers and resellers. If the Company cannot successfully enter into these relationships on terms that are favorable to the Company or if the Company cannot maintain these relationships, the Company's business may suffer.

     Diagnostics Products. The communications diagnostics market is intensely competitive and subject to rapid technological change and evolving industry standards. The Company competes primarily in the high performance segment of this market, and the Company's principal competitors are Agilent Technologies, Inet Technologies and GN Nettest. The Company also competes with a number of other manufacturers, some of which have greater financial, marketing, manufacturing and technological resources than Tekelec. The Company believes that its long-term success will depend in part on its ability to be a leader in offering diagnostics products that address new emerging industry standards and to offer a broad line of integrated applications.

     The Company believes that the principal competitive factors in the communications diagnostics market in which it competes are product and price performance, functionality and reliability, timely introduction of new products, breadth of integrated product applications, marketing and distribution capability and customer service and support. Although the Company believes that it competes favorably, new or established competitors could offer products which are superior to or cost less than the Company's products.

     Call Center Products. The market for call center products is extremely competitive. The Company competes principally with Aspect Communications and Blue Pumpkin Software in the market for workforce management solutions and with Geotel and Genesys in the market for call routing solutions. The Company also competes to a lesser extent in these markets with a number of other manufacturers, some of which have greater financial, marketing, manufacturing and other resources than Tekelec. The Company believes that the success of its TotalView product will depend in part on its ability to offer competitive prices and to further develop its workforce management scheduling and other technologies and its international distribution channels. The Company believes that the success of the its TotalNet product will depend to a significant degree on its ability to develop market penetration and to improve product functionality through strategic partnering with third parties.

INTELLECTUAL PROPERTY

     The Company's success depends to a significant degree on its proprietary technology and other intellectual property. Although the Company regards its technology as proprietary, the Company has sought only limited patent protection. The Company relies on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements and contractual restrictions to establish and protect the Company's proprietary rights. These measures, however, afford only limited protection and may not prevent third parties from misappropriating the Company's technology or other intellectual property. In addition, the laws of certain foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States and thus make the possibility of misappropriation of the Company's technology and other intellectual property more likely. If the Company fails to successfully enforce or defend its intellectual property rights or if the Company fails to detect misappropriation of the Company's proprietary rights, its ability to effectively compete could be seriously impaired.

     The Company's pending patent and trademark registration applications may not be allowed and the Company's competitors may challenge the validity or scope of its patent or trademark registration applications. In addition, the Company may face challenges to the validity or enforceability of its proprietary rights and litigation may be necessary to enforce and protect the Company's rights, to determine the validity and scope of the Company's proprietary rights and the rights of others, or to defend against claims of infringement or invalidity. Any such litigation would be expensive and time consuming, would divert the Company's management and key personnel from business operations and would likely harm the Company's business and operating results.

     The communications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to Tekelec. There are currently no pending material claims that the Company's products, trademarks or other proprietary rights infringe the proprietary rights of others. However, there can be no assurances that the Company will not receive communications from third parties in the future asserting that its products infringe or may infringe the proprietary rights of third parties. Any claims made against the Company regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend, would divert the Company's management and key personnel from its business operations and may require the Company to modify or cease marketing its products, develop new technologies or products, acquire licenses to proprietary rights that are the subject of the infringement claim or refund to the Company's customers all or a portion of the amounts paid for infringing products. If such claims are asserted, there can be no assurances that the Company would prevail or be able to acquire any necessary licenses on acceptable terms, if at all. In addition, the Company may be requested to defend and indemnify certain of its customers and resellers against claims that the Company's products infringe the proprietary rights of others. The Company may also be subject to potentially significant damages or injunctions against the sale of certain products or use of certain technologies.

EMPLOYEES

     At March 1, 2000, the Company had 843 employees, comprising 243 in sales, marketing and support, 79 in manufacturing, 414 in research, development and engineering and 107 in management, administration and finance. Virtually all of the Company's employees hold stock options and/or participate in the Company employee stock purchase plan. None of the Company's employees is represented by a labor union, and the Company has not experienced any work stoppages. The Company believes that the Company's relations with its employees is excellent.

BUSINESS RISK FACTORS

     The statements that are not historical facts contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations or intent of the Company's management and are subject to and involve certain risks and uncertainties. Many of these risks and uncertainties are outside of the Company's control and are difficult for the Company to forecast or mitigate. In addition to the risks described elsewhere in this Annual Report on Form 10-K and in certain of the Company's other Securities and Exchange Act Commission filings, the following important factors, among others, could cause the Company's actual results to differ materially from those expressed or implied by the Company in any forward-looking statement contained herein or made elsewhere by or on behalf of the Company.

BECAUSE THE COMPANY'S QUARTERLY OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY FLUCTUATE, THE MARKET PRICE FOR THE COMPANY'S STOCK MAY BE VOLATILE.

     The Company's quarterly operating results are difficult to predict and may fluctuate significantly. The Company has failed to achieve its revenue and net income expectations for certain prior periods, and it is possible that the Company will fail to achieve such expectations in the future. Fluctuations in the Company's quarterly operating results may contribute to the volatility in its stock price. A number of factors, many of which are outside the Company's control, can cause these fluctuations, including among others:

o    the size, timing, terms and conditions of orders and shipments;

o    the lengthy sales cycle of the Company's network systems products;

o the progress and timing of the convergence of voice and data networks and other convergence-related risks described below;

o the capital spending patterns of customers, including deferrals or cancellations of purchases by customers;

o    the success or failure of strategic alliances and acquisitions;

o unanticipated delays or problems in releasing new products or services;

o    the mix of products and services that the Company sells;

o the introduction and market acceptance of new products and technologies;

o the timing of the deployment by the Company's intelligent network services and new technologies;

o the timing and level of the Company's research and development expenditures and other expenses; and

o the expansion of the Company's marketing and support operations, both domestically and internationally.

     In addition, the Company operates with limited product backlog that is shippable in any quarter because products are typically shipped within a short period of time after receipt of an order. Consequently, the Company's product sales in any quarter depend largely on orders booked and shipped in that quarter. A significant portion of the Company's product shipments in each quarter occurs at or near the end of the quarter. Since individual orders can represent a meaningful percentage of the Company's revenues and net income in any quarter, the deferral of or failure to close a single order in a quarter can result in a revenue and net income shortfall that causes the Company to fail to meet securities analysts' expectations for that period. The Company bases its current and future expense levels on its internal operating plans and sales forecasts, and its operating costs are to a large extent fixed. As a result, the Company may not be able to sufficiently reduce its costs in any quarter to compensate for an unexpected near-term shortfall in revenues, and even a small shortfall could disproportionately and adversely affect the Company's operating results for that quarter.

     The factors described above are difficult to forecast and could have a material adverse effect on the Company's business, operating results and financial condition. In the fourth quarter of 1998 and in the first quarter of 1999, the Company experienced lower than expected revenues and as a result did not meet securities analysts' expectations for revenues and net income. The principal reasons for these shortfalls included the decision by certain of the Company's customers to defer purchases of network systems products for a variety of reasons including a slower rate in the convergence of voice and data networks than was anticipated and general industry concerns over year 2000 compliance-related issues. There can be no assurances that the Company will not experience similar shortfalls in the future, which would adversely affect the Company's operating results. Accordingly, the results of any one quarter should not be relied upon as an indication of the Company's future performance.

THE COMPANY HAS LIMITED PRODUCT OFFERINGS, AND ITS REVENUES MAY SUFFER IF DEMAND FOR ANY OF ITS PRODUCTS DECLINES OR FAILS TO DEVELOP AS IT EXPECTS.

     The Company derives a substantial portion of its revenues from a limited number of products. During each of 1997, 1998 and 1999, the Company's Eagle products and related services generated over 50% of its revenues, and the Company expects that these products and services and its other network systems products will continue to account for a substantial majority of the Company's revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for these products, such as competition or technological change, could cause a decrease in the Company's revenues and profitability. Therefore, continued and widespread market acceptance of these products is critical to the Company's future success. Moreover, the Company's future financial performance will depend in significant part on the successful and timely development, introduction and customer acceptance of new and enhanced versions of the Company's Eagle products and other network systems products. There are no assurances that the Company will continue to be successful in developing and marketing its network systems products and related services.

RISKS RELATED TO THE POTENTIAL CONVERGENCE OF VOICE AND DATA NETWORKS

          Currently, voice conversations are carried primarily over circuit switched networks. Another type of network, packet switched networks, carries primarily data. Circuit and packet networks use fundamentally different technologies. The Company expects a substantial portion of any increases in its future sales of network systems products to result from the interconnection, or convergence, of circuit and packet networks. Therefore, this convergence presents several significant and related risks to the Company's business.

     IF THE CONVERGENCE OF CIRCUIT AND PACKET NETWORKS DOES NOT OCCUR, OR TAKES LONGER THAN ANTICIPATED, ANY INCREASES IN SALES OF THE COMPANY'S NETWORK INFRASTRUCTURE PRODUCTS, AND ITS PROFITABILITY, WOULD BE ADVERSELY AFFECTED.

          Any factor which might prevent or slow the convergence of circuit and packet networks could materially and adversely affect growth opportunities for the Company's business. Such factors include:

     o the failure to solve or difficulty in solving certain technical obstacles to the transmission of voice conversations over a packet network;

     o delays in the formulation of standards for the transmission of voice conversations over a packet network; and

     o the imposition on packet network operators of access fees, which they currently do not pay.

          It may be difficult or impossible to solve certain technical obstacles to the transmission of voice conversations over a packet network with the same quality and reliability of a circuit network. For example, delays or gaps in the timing of a message are typically not as critical to data transmissions as they are to voice conversations. The nature of packet switching makes it difficult to prevent such delays or gaps as well as to

00000

     repair such defects in a way that does not degrade the quality of a voice conversation. If this problem is not solved, the convergence of circuit and packet networks may never fully occur or may occur at a much slower rate than the Company anticipates. It may also be difficult or time-consuming for the industry to agree to standards incorporating any one solution to such technical issues if such a solution does exist. Without uniform standards, substantial convergence of circuit and packet networks may not occur.

          The Company does not expect that these technical problems will be solved, uniform standards agreed upon or market acceptance of such solutions to occur in time to generate significant sales opportunities related to convergence before the second half of 2000. However, convergence may well take much longer or, as noted above, not fully occur at all. Moreover, uncertainty regarding the technology or standards employed in converged networks may cause carriers to delay their purchasing plans.

          Finally, the imposition of access fees on packet networks might slow the convergence of circuit and packet networks. Today, federal regulation requires an operator of a long distance circuit network to pay an access fee to the local phone company serving the recipient of a long distance call. Packet network operators do not currently pay such access fees. In the future, access fees may be imposed on carriers using packet networks to transmit voice calls. These access fees might also be imposed on the termination of "pure" data messages by operators of packet networks. The imposition of these access fees would reduce the economic advantages of using packet networks for voice and other transmissions, which may slow the convergence of circuit and packet networks.

     IF THE COMPANY'S INFRASTRUCTURE PRODUCTS DO NOT PLAY AN INTEGRAL ROLE IN THE ARCHITECTURE FOR CONVERGED CIRCUIT AND PACKET NETWORKS, THE COMPANY'S BUSINESS AND PROFITABILITY WOULD SUFFER.

          Many of the Company's principal products are designed to facilitate a particular type of network architecture called Signaling System #7, or SS7. If this technology does not play a significant role in future network architecture for converged networks, the Company's products will become less competitive or obsolete. There can be no assurances that SS7 or the Company's products will play a key role as network architecture designs for converged circuit and packet networks evolve. In addition, SS7 may be modified substantially for the architecture of converged networks. If this modification occurs, the Company may need to substantially change or adapt its product design. Any of these changes or adaptations may be costly. Moreover, the Company may not be able to respond to this modification in a timely manner, or at all.

     CUSTOMERS MAY PREFER FULLY INTEGRATED SWITCHING SOLUTIONS OFFERED BY THE COMPANY'S COMPETITORS.

          The Company's product strategy is to develop and provide only certain parts of a network switch which would be used in converged circuit and packet networks. This means that the Company's new IP7 Secure Gateway and VoX Gateway Controller will need to be deployed with the products of other manufacturers in order to constitute a complete switching solution for a converged network. Some of the Company's competitors, including Lucent, Nortel and Cisco, intend to manufacture fully integrated switches for converged networks that would not require any of the Company's products.

     Some or all of the Company's customers or potential customers may prefer to purchase such a fully integrated switching product rather than purchasing the Company's convergence switching products. They may prefer a fully integrated switch, even if the Company's convergence switching products are offered with the switch components made by others. Customers may choose this option because of the convenience of "one-stop shopping," or because they believe that the fully integrated products are superior. If a significant number of the Company's potential customers prefer a fully integrated solution made entirely by one manufacturer, the Company's strategy could fail because its products do not achieve broad market acceptance for converged networks, and its business could suffer.

     THE COMPANY'S DEPENDENCE ON STRATEGIC RELATIONSHIPS WITH MANUFACTURERS OF OTHER PRODUCTS MAKES IT POTENTIALLY VULNERABLE TO THE ACTIONS AND PERFORMANCE OF OTHER MANUFACTURERS.

          Because the Company's new IP7 Secure Gateway and VoX Gateway Controller will need to be bundled with the products of other manufacturers in order to constitute a switch in converged circuit and packet networks, the Company may be adversely affected by the actions of the manufacturers of the other necessary switch elements. First, these manufacturers may not choose to make their product designs compatible with the Company's products. Second, those manufacturers who do choose to make their products compatible with the Company's products may not develop or deliver their products on a timely basis, or may not develop products which perform as expected or are priced competitively. Third, manufacturers of these products may also subsequently change the design of their products in a manner which makes it difficult or impossible to make the Company's products compatible. Fourth, manufacturers of these products may decide to develop a fully integrated network switch for converged networks and may cease selling non-integrated switching products. Finally, because the Company intends to market a product which incorporates network switching products made by others, any other manufacturer who markets the Company's products together with its products may terminate or cease to fully support its efforts to sell the Company's products. All of these actions will be outside of the Company's control. Any of these actions could materially and adversely affect the Company's business and profitability.

     IF UNIFORM STANDARDS ARE ACCEPTED WHICH VARY SIGNIFICANTLY FROM THE STANDARDS THAT THE COMPANY HAS PROPOSED FOR ONE PART OF THE ARCHITECTURE FOR CONVERGED CIRCUIT AND PACKET NETWORKS, THE COMPANY'S BUSINESS AND PROFITABILITY COULD BE MATERIALLY AND ADVERSELY AFFECTED.

          There are currently no uniform governing standards with respect to the architecture of the converged circuit switched and packet switched networks. The Company has submitted particular proposals for one part of these standards to various standards governing bodies, which would allow the Company's new IP7 Secure Gateway to interface with other elements of a network switch in a converged network. If the Company's interface, which is named the TALI interface, is not adopted or if it is adopted in a different form, the Company may need to substantially modify its product design. Such modifications may be costly, may take a significant amount of time and may not prove successful. Any of these would cause the Company's business and operating results to suffer.

 IF THE COMPANY'S PRODUCTS DO NOT SATISFY CUSTOMER DEMAND FOR PERFORMANCE OR PRICE, THE COMPANY'S CUSTOMERS COULD PURCHASE PRODUCTS FROM ITS COMPETITORS.

     If the Company is not able to compete successfully against its current and future competitors, its current and potential customers may choose to purchase similar products offered by the Company's competitors, which would negatively affect the Company's revenues. The Company faces formidable competition from a number of companies offering a variety of network infrastructure, diagnostics or call center products. The markets for the Company's products are subject to rapid technological changes, evolving industry standards and regulatory developments. The Company's competitors include many large domestic and international companies as well as many smaller established and emerging technology companies. The Company competes principally on the basis of:

o    product performance and functionality;

o    product quality and reliability;

o    customer service and support; and

o    price.

     Many of the Company's competitors have substantially greater financial resources, product development, marketing, distribution and support capabilities, name recognition and other resources than the Company. The Company anticipates that competition will continue to intensify with the anticipated convergence of voice and data networks. The Company may not be able to compete effectively or to maintain or capture meaningful market share, and the Company's business could be harmed, if the Company's competitors' solutions provide higher performance, offer additional features and functionality or are more reliable or less expensive than the Company's products. Increased competition could force the Company to lower its prices or take other actions to differentiate its products, which could adversely affect its operating results.

THE COMPANY DEPENDS ON A LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF ANY OF THESE CUSTOMERS COULD ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS.

     Historically, a limited number of customers has accounted for a significant percentage of the Company's revenues in each fiscal quarter. Less than 10% of the Company's customers accounted for 70% of the Company's revenues in each of 1998 and 1999. The Company anticipates that its operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In addition, the Company anticipates that the mix of customers in each fiscal period will continue to vary. In order to increase its revenues, the Company will need to attract additional significant customers on an ongoing basis. Its failure to sell a sufficient number of products or to obtain a sufficient number of significant customers during a particular period could adversely affect its operating results.

IF THE COMPANY FAILS TO DEVELOP OR INTRODUCE NEW PRODUCTS IN A TIMELY FASHION, ITS BUSINESS WILL SUFFER.

 If the Company fails to develop or introduce on a timely basis new products or product enhancements that achieve market acceptance, its business will suffer. The markets for the Company's network infrastructure and diagnostics products are characterized by rapidly changing technology, frequent new product introductions and enhancements and evolving industry standards. The Company's success will depend to a significant extent upon its ability to accurately anticipate the evolution of new products and technologies and to enhance its existing products. It will also depend on the Company's ability to develop and introduce innovative new products that gain market acceptance. Finally, sales of both the Company's network infrastructure and its diagnostics products depend in part on the continuing development and deployment of emerging standards and new services based on these standards. There can be no assurances that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products on a timely or cost-effective basis. Moreover, the Company may encounter technical problems in connection with its product development that could result in the delayed introduction of new products or product enhancements. In addition, products or technologies developed by others may render the Company's products noncompetitive or obsolete.

THE COMPANY MAY BE UNABLE TO ACHIEVE THE ANTICIPATED BENEFITS FROM THE IEX ACQUISITION IF IEX DOES NOT PERFORM ACCORDING TO THE COMPANY'S EXPECTATIONS OR IF THE COMPANY DOES NOT INTEGRATE IEX INTO THE COMPANY'S OPERATIONS EFFECTIVELY.

     The Company expects that its acquisition of IEX Corporation will result in certain benefits to the Company, including: expanding the Company's potential market for network infrastructure products; broadening its product offerings; and acquiring additional engineering and technology resources. The Company's acquisition of IEX creates a number of risks that the Company must address to realize these benefits. First, the company's customers may not accept IEX's network infrastructure products when sold in conjunction with the Company's products. Second, the Company must successfully complete the integration of IEX into the Company's existing business according to the Company's plans. In particular, the Company will need to coordinate the respective sales and marketing teams of IEX and Tekelec, which may pose unanticipated risks. Third, if any of the Company's material assumptions regarding the business prospects for IEX at the time of the acquisition were materially inaccurate, the Company may not accomplish its strategic objectives and its business, financial condition and operating results could be adversely affected. Finally, the Company incurred substantial non-recurring charges in 1999 in connection with the acquisition of IEX. There can be no assurances that the Company will not incur additional material charges in subsequent quarters to reflect additional costs associated with its ownership of IEX. If the Company's products do not adequately address these risks, the Company may not realize the anticipated benefits, and its business and operating results could be adversely affected.

LITIGATION RELATED TO PRODUCT LIABILITY CLAIMS COULD BE EXPENSIVE AND COULD NEGATIVELY AFFECT THE COMPANY'S PROFITABILITY.

     Products as complex as the Company's may contain undetected errors when first introduced or as new versions are released. Such errors, particularly those that result in a failure of the Company's switching products or telecommunications networks, could harm the Company's customer relationships and business. There can be no assurances that the

Company's products will not have these kinds of errors. A product liability claim brought against the Company could result in costly, protracted, highly disruptive and time consuming litigation, which would harm the Company's business. In addition, the Company may be subject to claims arising from its failure to properly service or maintain its products or to adequately remedy defects in its products once such defects have been detected. The Company's agreements with its customers typically contain provisions designed to limit its exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's agreements may not be effective under the laws of some jurisdictions, particularly since the Company has significant international sales. Although the Company maintains product liability insurance, it may not be sufficient to cover all claims to which the Company may be subject. The successful assertion against the Company of one or a series of large uninsured claims would harm the Company's business. Although the Company has not experienced any significant product liability claims to date, the Company's sale and support of products may entail the risk of these types of claims, and subject the Company to such claims in the future.

IF CUSTOMERS DO NOT CONTINUE TO PURCHASE TEST SYSTEMS, THE COMPANY'S DIAGNOSTICS BUSINESS WOULD BE HARMED.

     The future success of the Company's diagnostics business will depend on continued growth in the market for telecommunications test systems and services and the continued commercial acceptance of the Company's diagnostics products as solutions to address the testing requirements of telecommunications equipment manufacturers and network operators. While most of the Company's existing and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally, many have chosen to purchase a substantial portion of their test equipment needs. There can be no assurances that the Company's customers will continue to purchase their test systems from third parties or that potential new customers will purchase test equipment. Even if they do, they may choose the diagnostics products and services offered by the Company's competitors.

     Certain of the Company's customers in the diagnostics market also manufacture network systems products that compete or may compete with the Company's current or future network systems products. Increasing competition in the network systems market may cause these customers to reduce their purchases of the Company's diagnostics products.

THE COMPANY IS DEPENDENT ON RELATIONSHIPS WITH STRATEGIC PARTNERS AND DISTRIBUTORS AND OTHER RESELLERS.

     The Company believes that its ability to compete successfully against other network systems product manufacturers depends in part on distribution and marketing relationships with leading communications equipment suppliers. If the Company cannot successfully enter these types of relationships on favorable terms to the Company or maintain these relationships, the Company's business may suffer.

In addition, the Company expects to increasingly rely on the deployment of its products with those of other manufacturers, systems integrators and other resellers, both domestically and internationally. To the extent the Company's products are so incorporated, the Company depends on the timely and successful development of those other products. Although the

Company currently has a network of distributors for its diagnostics products and use distributors only to a limited extent or not at all with respect to its other product lines, the Company may expand its distribution activities with respect to its other products, including network infrastructure products.

     In addition, the Company acts as an original equipment manufacturer, commonly referred to as an "OEM," with respect to some of the products that it manufactures and sells to resellers. A number of these resellers market the Company's products with their products. If these resellers are unable to develop their products in a timely fashion or are unable to gain market acceptance, their demand for the Company's products will decrease, which would negatively impact the Company's revenues. In addition, because the Company competes directly with some of its OEM customers, those customers may choose to purchase products from other vendors with whom they do not compete.

THE COMPANY'S COMPLIANCE WITH TELECOMMUNICATIONS REGULATIONS AND STANDARDS MAY BE DIFFICULT AND COSTLY, AND IF THE COMPANY FAILS TO COMPLY, ITS PRODUCT SALES WOULD DECREASE.

     In order to maintain market acceptance, the Company's products must continue to meet a significant number of regulations and standards. In the United States, the Company's products must comply with various regulations defined by the Federal Communications Commission and Underwriters Laboratories as well as standards established by Telcordia (formerly Bell Telecommunications Research). Internationally, the Company's products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union. As these standards evolve, the Company will be required to modify its products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of its products, which could harm the Company's business.

     In order to penetrate the Company's target markets, it is important that the Company ensures the interoperability of its products with the operations, administration, maintenance and provisioning systems used by the Company's customers. To ensure this interoperability, the Company periodically submits its products to technical audits. The Company's failure or delay in obtaining favorable technical audit results could adversely affect its ability to sell products to some segments of the communications market.

     Government regulatory policies are likely to continue to have a major impact on the pricing of existing as well as new public network services and, therefore, are expected to affect demand for such services and the communications products, including the Company's products, that support such services. Tariff rates, whether determined autonomously by carriers or in response to regulatory directives, may affect cost effectiveness of deploying public network services. Tariff policies are under continuous review and are subject to change. User uncertainty regarding future policies may also affect demand for communications products, including the Company's products. In addition, the convergence of circuit and packet networks could be subject to governmental regulation. Regulatory initiatives in this area could adversely affect the Company's business.

THE COMPANY HAS SIGNIFICANT INTERNATIONAL SALES, AND INTERNATIONAL MARKETS HAVE INHERENT RISKS.

     International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and distributors, longer payment cycles, greater difficulty in accounts receivable collection and potentially adverse tax consequences. Doing business overseas is generally more costly than doing business in the United States. The Company sells its products worldwide through its direct sales forces, distributors and other resellers and wholly owned subsidiaries in Japan and the United Kingdom. International sales accounted for 27% in 1997, 31% in 1998 and 23% in 1999. The Company's sales through its Japanese subsidiary, and to a limited extent, other sales, are denominated in local currencies while other international sales are U.S. dollar-denominated. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods.

     Exchange rate fluctuations on foreign currency transactions and translations arising from international operations may contribute to fluctuations in the Company's business and operating results. Fluctuations in exchange rates could also affect demand for the Company's products. If, for any reason, exchange or price controls or other restrictions in foreign countries are imposed, the Company's business and operating results could suffer. In addition, any inability to obtain local regulatory approvals in foreign markets on a timely basis could harm the Company's business.

     In particular, if the Company is not able to manage its planned expansion into Europe, the Company's business may suffer. In addition, the Company is relatively unknown in Europe, and the Company may have difficulty establishing relationships or building name recognition there, which could adversely affect its performance in this market. Moreover, European telecommunications networks generally have a different structure, and the Company's products may not be completely compatible with this different structure. As a result, the Company's products may not be competitive with those of its competitors in Europe.

     Access to foreign markets is often difficult due to the established relationships between a government-owned or controlled communications operating company and its traditional indigenous suppliers of communications equipment. These foreign communications networks are in many cases owned or strictly regulated by government. There can be no assurances that the Company will be able to successfully penetrate these markets, particularly for its switching products.

THE COMPANY'S LOSS OF SERVICES OF KEY PERSONNEL OR FAILURE TO ATTRACT AND RETAIN ADDITIONAL KEY PERSONNEL COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     The Company depends to a significant extent upon the continuing services and contributions of its senior management team and other key personnel, particularly Michael L. Margolis, its Chief Executive Officer and President; Cecil Boyd, its Senior Vice President and General Manager, Network Systems Division; Danny Parker, its Vice President and General Manager, Network Diagnostics Division; Lee Smith, its Vice President, Strategy and Business Development; and Gary Crockett, its Chief Technical Officer. The Company does not have long-term employment agreements or other arrangements with its employees which would prevent them from leaving Tekelec. The Company's future success also depends upon its ongoing ability to attract and retain highly skilled personnel. Competition for these employees is intense. The Company is currently actively searching for a Chief Financial Officer. The Company's business could suffer if it were to lose any key personnel and not be able to find appropriate replacements in a timely manner or if it were unable to attract and retain additional highly skilled personnel.

THERE CAN BE NO ASSURANCES THAT THE COMPANY'S MEASURES TO PROTECT ITS PROPRIETARY TECHNOLOGY AND OTHER INTELLECTUAL PROPERTY RIGHTS ARE ADEQUATE.

     The Company's success depends to a significant degree on its proprietary technology and other intellectual property. Although the Company regards its technology as proprietary, it has sought only limited patent protection. The Company relies on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements and contractual restrictions to establish and protect its proprietary rights. These measures, however, afford only limited protection and may not prevent third parties from misappropriating the Company's technology or other intellectual property. In addition, the laws of certain foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States, which makes misappropriation of the Company's technology and other intellectual property more likely. If the Company fails to successfully enforce or defend its intellectual property rights or if it fails to detect misappropriation of its proprietary rights, the Company's ability to effectively compete could be seriously impaired.

     The Company's pending patent and trademark registration applications may not be allowed, and the Company's competitors may challenge the validity or scope of the Company's patent or trademark registration applications. In addition, the Company may face challenges to the validity or enforceability of its proprietary rights and litigation may be necessary to enforce and protect its rights, to determine the validity and scope of its proprietary rights and the rights of others, or to defend against claims of infringement or invalidity. Any such litigation would be expensive and time consuming, would divert the Company's management and key personnel from business operations and would likely harm its business and operating results.

IF THIRD PARTIES CLAIM THAT THE COMPANY IS INFRINGING THEIR INTELLECTUAL PROPERTY, THE COMPANY MAY BE PREVENTED FROM SELLING CERTAIN PRODUCTS AND INCUR SIGNIFICANT EXPENSES TO RESOLVE THESE CLAIMS.

     Third parties may claim that the Company is infringing their intellectual property rights. Any claims made against the Company regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend, would divert the Company's management and key personnel from its business operations and may require the Company to modify or cease marketing its products, develop new technologies or products, acquire licenses to proprietary rights that are the subject of the infringement claim or refund to its customers all or a portion of the amounts they paid for infringing products. If such claims are asserted, there can be no assurances that it would prevail or be able to acquire any necessary licenses on acceptable terms, if at all. In addition, the Company may be requested to defend and indemnify certain of its customers and resellers against claims that its products infringe the proprietary rights of others. The Company may also be subject to potentially significant damages or injunctions against the sale of certain products or use of certain technologies.

     The Company receives from time to time claims of infringement from third parties or otherwise becomes aware of relevant patents or other intellectual property rights of third parties that may lead to disputes. Although the Company believes that its intellectual property rights are sufficient to allow it to sell its existing products without violating the valid proprietary rights of others, there can be no assurances that the Company's technologies or products do not infringe on the proprietary rights of third parties or that such parties will not initiate infringement actions against the Company.

IF THE COMPANY IS UNABLE TO PROCURE SOME OF ITS SUBSYSTEMS AND COMPONENTS FROM OTHER MANUFACTURERS, THE COMPANY MAY NOT BE ABLE TO OBTAIN SUBSTITUTE SUBSYSTEMS OR COMPONENTS ON TERMS THAT ARE AS FAVORABLE.

     Certain of the Company's products contain subsystems or components acquired from other OEMs. These OEM products are often available only from a limited number of manufacturers. In the event that an OEM product becomes unavailable from a current OEM vendor, second sourcing would be required. This sourcing may not be available on reasonable terms, if at all, and could delay customer deliveries, which could adversely affect the Company's business.

ITEM 2. PROPERTIES

     The Company's executive offices and principal manufacturing operations are located in Calabasas, California at a facility consisting of approximately 58,000 square feet. The Company leases the facility under a lease expiring in November 2004, subject to a five-year renewal option.

     The Company also occupies a 155,000 square-foot facility in Morrisville, North Carolina under a lease expiring in November 2009. This facility is used primarily for engineering, product development, customer support and regional sales activities for the Company network systems products and the Company's network diagnostics products.

     The Company's IEX subsidiary leases a facility consisting of approximately 88,000 square feet in Richardson, Texas under a lease expiring in May 2003, subject to a five-year renewal option. The IEX facility is used for engineering, product development, customer support, and general administrative and sales activities for certain of the Company's network systems products and the Company's call center products.

     The Company also has seven regional sales offices occupying an aggregate of approximately 9,500 square feet under leases expiring between 2000 and 2004 in Campbell, California; Vista, California; Englewood, Colorado; Duluth, Georgia; Lombard, Illinois; Tinton Falls, New Jersey; and Irving, Texas.

     The Company's Japanese subsidiary occupies approximately 10,400 square feet in Tokyo under leases expiring between April 2000 and November 2001. The Company's subsidiary in the United Kingdom occupies approximately 1,700 square feet in Staines under a month-to-month lease.

     The Company believes that its existing facilities will be adequate to meet the Company's needs at least through 2000, and that the Company will be able to obtain additional space when, where and as needed on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

     Inapplicable

ITEM 4. SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded over the counter on The Nasdaq Stock Market under the symbol TKLC. The following table sets forth the high and low closing sales prices for the Common Stock, as reported on The Nasdaq Stock Market. As of March 1, 2000, there were 261 record holders of the Company's Common Stock and approximately 9,500 beneficial holders based on information provided by the Company's transfer agent and proxy solicitation agent.


                                                             High            Low
                                                         ----------       ---------
              1998
                 First Quarter...........................  $ 22.69          $  14.05
                 Second Quarter..........................    25.13             19.94
                 Third Quarter...........................    24.63             13.75
                 Fourth Quarter..........................    22.25             10.63

              1999
                 First Quarter...........................  $ 22.25          $   7.09
                 Second Quarter..........................    12.19              6.69
                 Third Quarter...........................    17.19              9.13
                 Fourth Quarter..........................    23.50             12.19

     The Company has never paid a cash dividend. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

     On November 2, 1999, the Company issued $135,000,000 principal amount in maturity of its 3.25% Convertible Subordinated Discount Notes due 2004 (the "Notes") in a private placement and without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The issue price of the Notes was 85.35% of the principal amount at maturity, and the total gross proceeds to the Company were $115,227,900 before discounts and expenses. The Notes are convertible into Common Stock of the Registrant at any time on or after January 31, 2000, unless previously redeemed or otherwise repurchased by the Registrant. The conversion rate of the Notes is 56.3393 shares of Common Stock per $1,000 principal amount at maturity, subject to adjustment in certain events. The Company sold the Notes to Deutsche Bank Securities Inc. and Warburg Dillon Read LLC as the initial purchasers, and the initial purchasers have advised the Company that they resold the Notes only to "Qualified Institutional Buyers" (as defined in Rule 144A under the Securities Act) in compliance with Rule 144A and, outside of the United States, to investors that were not "United States persons" as defined in Rule 902 of Regulation S under the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The statement of operations data included in the selected consolidated financial data set forth below for the years ended December 31, 1999, 1998 and 1997 and the balance sheet data set forth below at December 31, 1999 and 1998 are derived from, and are qualified in their entirety by reference to, the Company's audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The statement of operations data set forth below for the years ended December 31, 1996 and 1995 and the balance sheet data set forth below at December 31, 1997, 1996 and 1995 are derived from audited consolidated financial statements of the Company, which are not included herein.

                        FIVE-YEAR SELECTED FINANCIAL DATA


FOR THE YEARS ENDED DECEMBER 31,                  1999      1998        1997         1996        1995
                                                 ------------------------------------------------------
                                                               (thousands, except per-share data)
STATEMENT OF OPERATIONS DATA:
Revenues .....................................   $226,068   $176,669   $125,140   $ 72,126    $ 75,276
Income (Loss) before provision
   for income taxes ..........................     10,229     55,551     29,741       (284)      8,450
Net income (loss) ............................        444     39,209     28,996     (2,511)      6,311
Earnings (Loss) per share:
     Basic ...................................   $   0.01   $   0.73   $   0.58   $  (0.05)   $   0.15
     Diluted .................................       0.01       0.67       0.51      (0.05)       0.13
Weighted average number of shares outstanding:
     Basic ...................................     54,931     53,518     50,408     47,100      42,116
     Diluted .................................     58,690     58,708     56,842     47,100      48,207

BALANCE SHEET DATA (at December 31):
Cash and investments .........................   $106,664   $113,774   $ 70,518   $ 44,244    $ 43,609
Working capital ..............................    127,702    108,762     86,354     44,688      56,983
Total assets .................................    394,434    210,210    136,465     82,518      80,488
Long-term liabilities ........................    137,552      2,252      2,839      1,061         380
Shareholders' equity .........................    176,595    165,777    107,877     61,751      63,607

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

     The Company's product offerings are currently organized along three distinct product lines: network systems, network diagnostics and call center.

     Network Systems Products. Prior to the Company's May 1999 acquisition of IEX, the Company's network systems product line was known as the network switching product line and consisted principally of the Eagle STP and products, features and applications based on the Eagle platform, including the IP7 Secure Gateway and the Company's local number portability solution. As a result of the acquisition of IEX, the network systems product line has been expanded to include IEX's network products, including, among others, Network Switch, Service Node, Service Control Point, VoX Gateway Controller, Prepaid Services and other convergence products.

     Network Diagnostics Products. In January 1999, the Company scaled back its data network diagnostics product line and integrated it into its intelligent network diagnostics product line. Prior to that time, the Company treated these product lines separately for organizational and financial reporting purposes. Since that time, the Company has reported these products together as the network diagnostics product line. This product line consists principally of the MGTS and i3000 families of diagnostics products and the Sentinel network surveillance system.

     Call Center Products. The Company's IEX call center business develops and supplies software-based solutions for call centers, and its products include the TotalView Workforce Management and TotalNet Call Routing solutions.

IEX Acquisition. The Company accounted for the IEX acquisition under the purchase method of accounting, and the results of operations for 1999 include the results of operations of IEX following the close of the acquisition on May 7, 1999. In connection with the acquisition, the Company also recorded approximately $133.4 million of goodwill and other intangible assets, net of related deferred income tax liabilities. During the second quarter of 1999 and in connection with the acquisition of IEX, the Company recorded a charge of $6.0 million related to the write-off of purchased in-process research and development and an additional $830,000 charge for the write-off of certain assets made redundant by the acquisition.

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, the percentages that statement of operations items bear to total revenues:


                                                           PERCENTAGE OF REVENUES
                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                          1999         1998       1997
                                                        -------------------------------
Revenues ............................................     100.0%      100.0%     100.0%
     Cost of goods sold .............................      34.3        33.3       33.2
       Amortization of purchased technology .........       2.8        --         --
                                                          -----       -----      -----
Gross profit ........................................      62.9        66.7       66.8
     Research and development .......................      18.7        14.9       16.8
     Selling, general and administrative ............      28.4        22.9       27.9
     Amortization of goodwill and other purchased
       intangibles ..................................       7.0        --         --
     Acquired in-process research and development and
       other acquisition-related charges ............       3.0        --         --
     Restructuring ..................................       0.8        --         --
                                                          -----       -----      -----
Income from operations ..............................       5.0        28.9       22.1
     Interest and other income (expense), net .......      (0.5)        2.6        1.7
                                                          -----       -----      -----
Income before provision for income taxes ............       4.5        31.5       23.8
     Provision for income taxes .....................       4.3         9.3        0.6
                                                          -----       -----      -----
     Net income .....................................       0.2%       22.2%      23.2%
                                                          =====       =====      =====

          The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                                                          PERCENTAGE OF REVENUES
                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                      ----------------------------------
                                                      1999           1998          1997
                                                      ----------------------------------
Network systems......................................  61%            66%            58%
Network diagnostics..................................  30             34             42
Call center..........................................   9             --             --
                                                      ----           ----           ----
       Total......................................... 100%           100%           100%
                                                      ====           ====           ====

          The following table sets forth, for the periods indicated, the revenues by geographic territory as a percentage of total revenues:

                                                           PERCENTAGE OF REVENUES
                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                    -------------------------------------
                                                    1999            1998             1997
                                                    --------------------------------------
North America...................................     77%              69%             73%
Japan ..........................................     10               12              13
Europe..........................................      4                4               5
Rest of World...................................      9               15               9
                                                    ----             ----             ----
       Total ...................................    100%             100%             100%
                                                    ====             ====             ====

1999 COMPARED WITH 1998

     Revenues. The Company's revenues increased by $49.4 million, or 28%, during 1999 due primarily to the inclusion of post-acquisition IEX product sales following the acquisition of IEX in May 1999, and secondarily to increased Eagle STP switching and network diagnostics product sales.

     Revenues from network systems products increased by $21.5 million, or 19%, to $137.8 million due primarily to the addition of sales of IEX's intelligent network products and higher Eagle STP products sales including increased extension and upgrade sales, as well as initial sales of the Company's IP7 Secure Gateway product.

     Revenues from network diagnostics products increased by $6.6 million, or 11%, to $64.9 million due to higher sales of intelligent network diagnostics products partially offset by lower sales of data network diagnostics products.

     Revenues from call center products following the acquisition of IEX in May 1999 added $21.1 million in 1999.

     Revenues in North America increased by $52.3 million, or 43%, primarily as a result of the inclusion of post-acquisition IEX product sales and secondarily due to higher sales of Eagle STP switching and network diagnostics products. Sales in Japan were flat due to lower Chameleon and MGTS product sales, offset by higher sales of MGTS-related development services and an increase of $2.9 million from the impact of currency translations. Revenues in Europe increased by $2.0 million, or 26%, due to higher network systems product sales partially offset by lower network diagnostics products. Rest of world revenues decreased by $4.9 million, or 19%, due primarily to lower network systems product sales.

     The impact of exchange rate fluctuations on currency translations increased revenues by $2.9 million, or 1%, and did not have a material effect on net income.

     The Company believes that its future revenue growth depends in large part upon a number of factors, including the continued market acceptance of the Company's Eagle product and related applications and Sentinel diagnostics products, and market acceptance of the recently introduced suite of products for converged circuit and packet networks, including the IP7 Secure Gateway, and VoX Gateway Controller network systems products and the i3000 and IP 7 Sentinel diagnostics products.

     Gross Profit. Gross profit as a percentage of revenues decreased to 62.9% in 1999 compared with 66.7% in 1998. The decrease in gross margins was primarily due to the amortization of purchased technology acquired from IEX and a higher proportion of lower margin sales in Japan, primarily development services. Excluding the amortization of purchased technology related to the IEX acquisition, gross profit as a percentage of sales was 65.7% for 1999. Changes in the following factors, among others, may affect gross profit: product and distribution channel mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal manufacturing capabilities and efficiencies; foreign currency fluctuations; and general economic conditions.

     Research and Development. Research and development expenses increased overall by $15.9 million, or 60%, and increased as a percentage of revenues to 18.7% in 1999 from 14.9% in 1998. The dollar increase was attributable principally to the inclusion of post-acquisition IEX research and development expenses and increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements for both network systems and network diagnostics products, primarily related to the Company's continued development of products to address the Internet Protocol/SS7 market. Based on present product development plans, the Company expects that research and development expenses for 2000 will increase in dollars when compared to 1999.

     The Company intends to continue to make substantial investments in product and technology development and believes that its future success depends in large part upon its ability to continue to enhance existing products and to develop or acquire new products that maintain the Company's technological competitiveness.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $23.8 million, or 59%, and increased as a percentage of revenues to 28.4% in 1999 from 22.9% in 1998. The dollar increase was primarily due to the inclusion of post-acquisition IEX selling, general and administrative expenses and higher personnel and infrastructure-related expenses incurred to support the growing Eagle STP installed base and anticipated higher sales levels. The increase in these expenses over 1998 levels was also due to a $1.7 million insurance settlement realized in 1998 which benefited the 1998 expenses. The company expects that selling, general and administrative expenses for 2000 will increase in dollars when compared to 1999.

     Interest and Other Income (Expense). Interest income decreased by $555,000, or 12%, due to lower invested cash balances primarily as a result of cash paid in connection with the acquisition of IEX. Interest expense of $4.9 million was due to interest incurred for short-term notes issued in connection with the acquisition of IEX and convertible debt issued to refinance the short-term notes.

     Income Taxes. The income tax provision for 1999 was $9.8 million and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $3.6 million from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of these acquisition-related items, an estimated effective tax rate of 35% was applied and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development and foreign tax credits, compared to an effective tax rate of 36% for 1998. The decrease in the effective tax rate was due to a higher proportion of research and development expenses and corresponding tax credits. The Company expects that its effective tax rate, excluding the effect of acquisition-related items, will be 36% for 2000.

1998 COMPARED WITH 1997

Revenues

     The Company's revenues increased by $51.5 million, or 41%, during 1998 due to higher sales of both network systems products and network diagnostics products.

     Revenues from network systems products increased by 62%, or $44.3 million, to $116.3 million due primarily to increased Eagle STP market acceptance worldwide as reflected by higher international sales, increased sales of upgrades and software enhancements to the Company's larger Eagle STP installed base and higher sales of Local Number Portability (LNP) and Local Service Management System (LSMS) features. In 1998, the Company sold 62 pairs of Eagle STPs compared with 45 pairs in 1997.

     Revenues from network diagnostics products increased by 22%, or $10.5 million, to $58.3 million. This increase was primarily driven by higher sales of development services in Japan and the addition of sales of the Company's Sentinel product domestically, partially offset by lower sales of the Company's Chameleon products in all markets.

     Revenues in North America increased by $29.9 million, or 33%, as a result of higher network systems and MGTS product sales, partially offset by lower Chameleon product sales. Revenues in Japan increased by $5.6 million, or 34%, due primarily to higher sales of MGTS-related development services and third-party data diagnostics products, partially offset by lower Chameleon and MGTS product sales. Revenues in Europe increased by $1.1 million, or 16%, due to higher network systems product sales. Other international revenues increased by $15.0 million, 141%, primarily due to higher network systems product sales including a large sale in South Africa.

     The impact of exchange rate fluctuations on currency translations, which consisted primarily of the translation of Japanese yen into U.S. dollars, decreased revenues by approximately $1.5 million, or 1%, and did not have a significant impact on net income.

Gross Profit

     Gross profit as a percentage of revenues was essentially flat at 67%.

Research and Development

     Although research and development expenses increased by $5.4 million, or 25%, such expenses decreased as a percentage of revenues from 16.8% in 1997 to 14.9% in 1998. The dollar increase was attributable primarily to ongoing development expenses in the Network Switching Division with respect to development of new features for the Eagle products and consisted principally of expenses incurred in connection with the hiring of additional personnel and higher depreciation expense resulting from equipment acquisitions.

Selling, General and Administrative

     Although selling, general and administrative expenses increased by $5.5 million, or 16%, such expenses decreased as a percentage of revenues from 28.0% in 1997 to 22.9% in 1998. The increase in dollars was attributable primarily to increased infrastructure costs required to meet the needs of the growing Eagle installed base and to support higher sales levels of switching and intelligent network diagnostics products. Sales, general and administrative expenses were reduced in 1998 by the proceeds from the settlement of an insurance claim in the amount of approximately $1.7 million, net of applicable costs.

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

Interest and Other Income (Expense)

     Interest income increased by $2.4 million primarily as a result of higher average investment balances in 1998.

LIQUIDITY AND CAPITAL RESOURCES

General

     During 1999, the Company financed net working capital and capital expenditure requirements principally from operations, available cash, the proceeds from the issuance of common stock resulting from the exercise of options and warrants and the proceeds from the issuance of convertible debt. The Company's principal sources of liquidity for the next year are expected to consist of its working capital, cash generated by operations, available cash including funds available under current bank lines of credit and proceeds from the exercise of options and warrants.

     During 1999, cash and cash equivalents increased by $14.7 million to $46.7 million, after net proceeds of $29.1 million from the sale of short-term and long-term investments. Operating activities, including the effects of exchange rate changes on cash, provided $32.0 million. Financing activities, which represented net proceeds from the issuance of convertible debt, the repayment of short-term notes issued in May 1999 in connection with the Company's acquisition of IEX and the issuance of common stock upon the exercise of options and warrants, provided $21.8 million, and investing activities, excluding the net proceeds from the sale of short-term and long-term investments, used $68.2 million primarily due to cash paid in connection with the acquisition of IEX.

     Accounts receivable, including amounts due from related parties, increased by 51% during 1999 due primarily to higher sales levels. Inventory levels increased by 89%, primarily to support the higher sales levels and a broader product offering, including the added IEX products. Trade accounts payable increased by 49% during 1999, primarily due to the inclusion of IEX payables and the increased level of operating expenses incurred to support product development programs and anticipated higher sales levels. Deferred revenues increased 197% during 1999 primarily as a result of the inclusion of IEX deferred revenue and increased extended warranty service revenues which are deferred and recognized ratably over the warranty period.

     Capital expenditures of $13.9 million during 1999 represented the planned addition of equipment principally for research and development, manufacturing operations and facility expansion. Technology purchases, excluding purchased technology recorded in connection with the acquisition of IEX, amounted to $1.6 million, and consisted primarily of software licenses purchased for use in network infrastructure and diagnostics product applications.

     The Company has a $15.0 million line of credit with a U.S. bank and lines of credit aggregating $2.9 million available to our Japanese subsidiary from various Japan-based banks.

     The Company's $15.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at the lender's prime rate (8.5% at December 31, 1999), and expires on June 30, 2000 if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. In connection with the May 1999 acquisition of IEX, the Company renegotiated certain terms of this credit facility, including various financial ratios and net worth and indebtedness tests, and believes that it is in compliance with these requirements. There were no borrowings under this credit facility in 1998 or 1999.

     The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.9 million with interest at the Japanese prime rate (1.375% at December 31, 1999) plus 0.125% per annum which expire between August 2000 and November 2000, if not renewed. There were no borrowings under these lines of credit in 1998 or 1999. On November 2, 1999, the Company completed a private placement of $135,000,000 aggregate principal amount at maturity of 3.25% convertible subordinated discount notes due 2004. The notes were issued at 85.35% of their face amount (equivalent to gross proceeds at issuance of approximately $115,200,000 before discounts and expenses). The gross proceeds at issuance before discounts and expenses included approximately $15,200,000 from the sale of notes issued upon the initial purchasers' exercise in full of their over-allotment option.

     On November 2, 1999, the Company completed a private placement of $135.0 million aggregate principal amount at maturity of 3.25% convertible subordinated discount notes due 2004. The notes were issued at 85.35% of their face amount (equivalent to gross proceeds at issuance of approximately $115.2 million before discounts and expenses). The gross proceeds at issuance before discounts and expenses included approximately $15.2 million from the sale of notes issued upon the initial purchasers' exercise in full of their over-allotment option.

     The notes are convertible at any time after January 31, 2000 into Tekelec common stock, unless the notes have been previously redeemed or otherwise purchased, at a conversion rate of 56.3393 shares per $1,000 principal amount at maturity (approximately 7.6 million shares in total) which represents a redemption price of $15.15 per share of common stock. The notes can be redeemed by the Company after November 2, 2002 at the redemption price together with accrued but unpaid interest.

     The notes were issued with a 14.65% discount and carry a cash interest (coupon) rate of 3.25%, payable on May 2 and November 2 of each year, commencing on May 2, 2000. The payment of the principal amount of the notes at maturity together with cash interest paid over the term of the notes represents a yield to maturity of 6.75% per year, computed on a semi-annual bond equivalent basis. Interest expense is computed based on the accretion of the discount, the accrual of the cash interest payment and the amortization of expenses related to the offering of these notes, and amounted to approximately $1.4 million for the period of November 2, 1999 through December 31, 1999.

     The Company believes that its existing working capital, funds generated through operations, current bank lines of credit and proceeds from the exercise of options and warrants will be sufficient to satisfy operating requirements for at least the next twelve months. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance growth or operations. There can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

Foreign Exchange

     International operations are subject to certain opportunities and risks, including currency fluctuations. In 1999, 1998 and 1997, the percentages by which weighted average exchange rates for the Japanese yen strengthened (weakened) against the U.S. dollar were (15%), 7% and 9%, respectively.

     The change in cumulative translation adjustments in 1999 was due primarily to the weakening of the Japanese yen against the U.S. dollar when comparing the exchange rate at December 31, 1999, to that of December 31, 1998. Realized exchange gains (losses) are recorded in the period when incurred, and amounted to $79,000, $56,000 and $(273,000) in 1999, 1998 and 1997, respectively.
Exchange gains and losses include the remeasurement of certain currencies into functional currencies and the settlement of intercompany balances.

New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company is currently evaluating the provisions of SAB 101 and its potential impact on the Company's revenue recognition policy.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

     The statements that are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the current belief, expectations or intent of the Company's management. These statements are subject to and involve certain risks and uncertainties including, but not limited to, timing of significant orders and shipments and the resulting fluctuation of the Company's operating results; changes in customer product mix; customer acceptance of the Company's products; capital spending patterns of customers; the Company's limited product offerings; risks relating to the convergence of voice and data networks; competition and pricing; the Company's relatively limited number of customers; new product introductions by the Company or its competitors; risks related to the Company's acquisition of IEX; product liability risks; the continued growth in third party purchases of diagnostics systems; customer acceptance of the Company's products; uncertainties relating to the Company's international operations; intellectual property protection; carrier deployment of intelligent network services; the level and timing of research and development expenditures; regulatory changes; general economic conditions; and other risks described in this Annual Report on Form 10-K and in certain of the Company's other Securities and Exchange Commission filings. Many of these risks and uncertainties are outside of the Company's control and are difficult for the Company to forecast or mitigate. Actual results may differ materially from those expressed or implied in such forward-looking statements. See also "Business - Business Risk Factors."

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

     None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2000, entitled "Election of Directors" and "Executive Officers" to be filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2000, entitled "Election of Directors - Compensation of Directors," "Executive Compensation and Other Information," "Board of Directors and Compensation Committee Reports on Executive Compensation" and "Performance Graph," to be filed with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2000, entitled "Common Stock Ownership of Principal Shareholders and Management," to be filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2000, entitled "Certain Relationships and Related Transactions," to be filed with the Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Report:


                  CONSOLIDATED FINANCIAL STATEMENTS                                              PAGE
                  ---------------------------------                                              ----

                 o         Report of Independent Accountants                                     F-1

                 o         Consolidated Statements of Operations for each of the
                           three years in the period ended December 31, 1999                     F-2

                 o         Consolidated Balance Sheets as of December 31, 1999 and 1998          F-3

                 o         Consolidated Statements of Cash Flow for each of the
                           three years in the period ended December 31, 1999                     F-4

                 o         Consolidated Statements of Shareholders' Equity for each of
                           the three years in the period ended December 31, 1999                 F-6

                           Consolidated Statements of Comprehensive Income for each
                           of the three years in the period ended December 31, 1999              F-7

                 o         Notes to Consolidated Financial Statements                            F-8


                  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                 o         Report of Independent Accountants on Financial Statement
                           Schedule                                                              S-1

                 o         Schedule II      Valuation and Qualifying Accounts and Reserves
                                            for each of the three years in the period ended
                                            December 31, 1999                                    S-2

     Schedules which are not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.


                  LIST OF EXHIBITS
 2.1                Agreement and Plan of Reorganization dated as of April 20,
                    1999 by and among Tekelec, Eagle Lonestar Corporation, IEX
                    Corporation, IEX Partners, Teknekron Partners II, Gary
                    Crockett and Stephen Lynn (Pursuant to item 601(b)(2) of
                    Regulation S-K, certain exhibits and schedules have been omitted but will be furnished supplementally to the Commission upon request.) (1)

 3.1                Amended and Restated Articles of Incorporation(2)


 3.2                Bylaws, as amended(3)

 4.1                 Rights Agreement dated as of August 25, 1997 between the
                    Registrant and U.S. Stock Transfer Corporation as Rights
                    Agent(4)

 4.2 Note and Security Agreement dated as of May 7, 1999 by and among Tekelec, IEX Corporation and the Significant
                    Stockholders of IEX Corporation (1)

 4.3                Secured Promissory Notes dated as of May 7, 1999 made by
                    Tekelec and IEX Corporation in favor of each of the Significant Stockholders of IEX Corporation (1)

 4.4 Indenture dated as of November 2, 1999 between the Registrant and Bankers Trust Company as Trustee, including form of the Registrant's 3.25% Convertible Subordinated
                    Discount Notes due 2004 (5)

 4.5 Registration Rights Agreement dated as of November 2, 1999 among the Registrant, Deutsche Bank Securities Inc. and
                    Warburg Dillon Read LLC (5)

10.1 Amended and Restated 1984 Stock Option Plan, including forms of stock option agreements(6)(7)

10.2                Amended and Restated Non-Employee Director Equity Incentive
                    Plan, including forms of stock award certificate and nonstatutory stock option agreements(6), as amended February
                    21, 1996(7)(9)

10.3 1994 Stock Option Plan, including forms of stock option agreements(8), as amended February 4, 1995(10), March 3,
                    1995 (10), January 27, 1996(9), February 26, 1997(11), March
                    19, 1997(11) and March 20, 1998(7)(12)

10.4                Retirement Pension Rules of Tekelec, Ltd.(7)(13)

10.5 Form of Indemnification Agreement between the Registrant and all directors of the Registrant(7)(14)

10.6 Lease dated as of February 8, 1988 between the Registrant and State Street Bank and Trust Company of California, N.A., not individually, but solely as an Ancillary Trustee for State Street Bank and Trust Company, a Massachusetts banking corporation, not individually, but solely as Trustee for the AT&T Master Pension Trust, covering the Company's principal facilities in Calabasas, California(15)

10.7                Officer Severance Plan, including form of Employment
                    Separation Agreement(7)(16), as amended March 8, 1999 ( 17 ) and February 4, 2000

10.8 Employee Stock Purchase Plan, including form of subscription agreement(7)(9)

10.9 Credit Agreement dated April 18, 1999 between the Registrant and Imperial Bank as amended by First Amendment to Credit
                    Agreement effective July 30, 1999 (5)


10.10 General Security Agreement dated October 22, 1996 between the Registrant and Imperial Bank(3)

10.11*              Distribution and OEM Agreement dated as of June 1, 1997
                    between the Registrant and Daewoo Telecom, Ltd.(4)

10.12 Warrants to purchase shares of the Company's Common Stock and Schedule of Warrantholders(7)(18)

10.13               Stock Award Agreement dated February 17, 1998 between the
                    Registrant and Michael Margolis(7) (19)

10.14 Lease dated as of November 6, 1998 between the Registrant and Weeks Realty, L.P., covering the Company's facilities in Morrisville, North Carolina (17)

21.1                Subsidiaries of the Registrant

23.1                Consent of PricewaterhouseCoopers LLP

27.1                Financial Data Schedule for the year ended December 31, 1999

-----------------------

* Confidential treatment has been granted with respect to portions of this exhibit, and such confidential portions have been deleted and filed with the Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934.

(1) Incorporated by reference to Registrant's Current Report on Form 8-K (file No. 0-15135) filed with the Commission on May 14, 1999.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1998.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1996.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1997.

(5) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1999.

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

(13) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1994.

(14) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1987.

(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1988.

(16) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1993.

(17) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1998.

(18) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-37843) filed with the Commission on October 14, 1997.

(19) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 1998.

(B) REPORTS ON FORM 8-K

     On May 14, 1999, the Registrant filed a Current Report on Form 8-K reporting in Item 2 its announcement that it had acquired all of the stock of privately held IEX Corporation in exchange for cash and secured promissory notes.

     On October 19, 1999, the Registrant filed a Current Report on Form 8-K reporting in Item 5 its announcement that it intended to issue and sell convertible subordinated discount notes in a private placement.

     On October 28, 1999, the Registrant filed a Current Report on Form 8-K reporting in Item 5 its announcement that it had entered into an agreement to issue and sell in a private placement $117,500,000 principal amount at maturity of its 3.25% convertible subordinated discount notes due 2004, and that it had granted the initial purchase of the notes a 30-day option to purchase an additional $17,500,000 principal amount at maturity of the notes to cover over-allotments, if any.

     On November 3, 1999, the Registrant filed a Current Report on Form 8-K reporting in Item 5 its announcement that it had completed its private placement of $135,000,000 principal amount at maturity of its 3.25% convertible notes due 2004.

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

                                      TEKELEC


                                      By: /s/ Michael L. Margolis
                                          ------------------------------------
                                          Michael L. Margolis, President and
                                          Chief Executive Officer
Dated:  March 28, 2000

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                                  Title                              Date
        ---------                                  -----                              ----
/s/ Jean-Claude Asscher                     Chairman of the Board                   March 28, 2000
-------------------------------------
    Jean-Claude Asscher

/s/ Michael L. Margolis                     President, Chief Executive              March 28, 2000
------------------------------------        Officer and Director
    Michael L. Margolis

/s/ Robert V. Adams                         Director                                March 28, 2000
--------------------------------------
    Robert V. Adams

/s/ Daniel L. Brenner                       Director                                March 28, 2000
--------------------------------------
    Daniel L. Brenner

/s/ Howard Oringer                          Director                                March 28, 2000
--------------------------------------
    Howard Oringer

/s/ Jon F. Rager                            Director                                March 28, 2000
------------------------------------
    Jon F. Rager

/s/ Douglas W. Moxley                       Controller                              March 28, 2000
------------------------------------        (Principal Financial Officer and
    Douglas W. Moxley                       Principal Accounting Officer)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Shareholders And Board Of Directors Of Tekelec



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flow, shareholders' equity, and comprehensive income present fairly, in all material respects, the financial position of Tekelec and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






/s/ PricewaterhouseCoopers LLP
Woodland Hills, California
February 1, 2000

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                             1999            1998            1997
                                                          -------------------------------------------
                                                               (thousands, except per-share data)

REVENUES ............................................      $ 226,068       $ 176,669       $ 125,140

COSTS AND EXPENSES:
     Cost of goods sold .............................         77,389          58,883          41,524
     Amortization of purchased technology ...........          6,397              19            --
     Research and development .......................         42,289          26,371          21,019
     Selling, general and administrative ............         64,294          40,458          34,971
     Amortization of goodwill and other intangibles .         15,863            --              --
     Acquired in-process research and development and
       other acquisition-related charges ............          6,830            --              --
     Restructuring ..................................          1,800            --              --
                                                           ---------       ---------       ---------
        Total costs and expenses ....................        214,862         125,731          97,514
                                                           ---------       ---------       ---------
Income from operations ..............................         11,206          50,938          27,626
Interest and other income (expense):
     Interest income ................................          4,230           4,785           2,378
     Interest expense ...............................         (4,914)           --              --
     Other, net .....................................           (293)           (172)           (263)
                                                           ---------       ---------       ---------
       Total other income (expense) .................           (977)          4,613           2,115
                                                           ---------       ---------       ---------
Income before provision for income taxes ............         10,229          55,551          29,741
     Provision for income taxes .....................          9,785          16,342             745
                                                           ---------       ---------       ---------
       NET INCOME ...................................      $     444       $  39,209       $  28,996
                                                           =========       =========       =========

EARNINGS PER SHARE:
       Basic ........................................      $    0.01       $    0.73       $    0.58
       Diluted ......................................           0.01            0.67            0.51
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
       Basic ........................................         54,931          53,518          50,408
       Diluted ......................................         58,690          58,708          56,842



See notes to consolidated financial statements

                                     TEKELEC
                           CONSOLIDATED BALANCE SHEETS


                                                                                      DECEMBER 31,
                                                                             ------------------------------
                                                                                   1999             1998
                                                                             ------------------------------
                                                                             (thousands, except share data)
                                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...........................................    $    46,671       $    31,932
     Short-term investments, at fair value...............................         37,997            37,704
     Accounts and notes receivable, less allowances
         1999 - $1,478; 1998 - $763......................................         83,649            54,606
     Inventories.........................................................         24,310            12,872
     Amounts due from related parties....................................          1,847             1,896
     Deferred income taxes, net..........................................          8,365             8,616
     Prepaid expenses and other current assets...........................          5,150             3,317
                                                                                --------          --------
       Total current assets..............................................        207,989           150,943

Long-term investments, at fair value.....................................         21,996            44,138
Property and equipment, net..............................................         21,667            12,859
Deferred income taxes....................................................          2,780             1,514
Other assets.............................................................          4,296               625
Intangible assets........................................................        135,706               131
                                                                               ---------         ---------
       Total assets......................................................    $   394,434       $   210,210
                                                                              ==========        ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable..............................................    $    16,249       $    10,904
     Accrued expenses....................................................         19,196            10,932
     Accrued payroll and related expenses................................          8,937             5,660
     Current portion of deferred revenues................................         35,330            10,480
     Income taxes payable................................................            575             4,205
                                                                                --------          --------
       Total current liabilities.........................................         80,287            42,181
Long-term convertible debt...............................................        115,786                --
Deferred income taxes....................................................         19,229                --
Long-term portion of deferred revenues...................................          2,537             2,252
                                                                                 -------          --------
       Total liabilities.................................................        217,839            44,433
                                                                                 -------          --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, without par value, 200,000,000 shares authorized;
       issued and outstanding 1999- 55,713,127; 1998 - 54,328,512 .......        101,385            92,803
     Retained earnings...................................................         72,528            72,084
     Accumulated other comprehensive income..............................          2,682               890
                                                                               ---------         ---------
       Total shareholders' equity........................................        176,595           165,777
                                                                               ---------         ---------
       Total liabilities and shareholders' equity........................    $   394,434       $   210,210
                                                                              ==========        ==========

See notes to consolidated financial statements

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                     1999            1998            1997
                                                                 --------------------------------------------
                                                                                (thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
     Net income .............................................      $     444       $  39,209       $  28,996
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation ...........................................          8,519           5,776           4,790
     Amortization ...........................................         22,260              19            --
     Write-offs of acquired in-process research and
       development ..........................................          6,000            --              --
     Non cash portion of restructuring charge ...............            800            --              --
     Convertible debt accretion .............................            558            --              --
     Deferred income taxes ..................................         (4,742)            276             (82)
     Stock-based compensation ...............................           --               343            --
     Changes in assets and liabilities: (excluding the effect
        of acquisition)
       Accounts and notes receivable ........................        (18,506)        (24,873)        (12,537)
       Inventories ..........................................         (5,324)         (1,507)         (3,299)
       Amounts due from related parties .....................             49             389              93
       Income taxes receivable ..............................          3,478             775            (857)
       Prepaid expenses and other current assets ............         (1,182)         (1,548)           (266)
       Trade accounts payable ...............................          3,383           5,660            (412)
       Accrued expenses .....................................          5,798           4,955             (49)
       Accrued payroll and related expenses .................         (4,442)         (1,225)          2,842
       Deferred revenues ....................................         11,328           2,200           6,766
       Income taxes payable .................................          2,158          12,800            (849)
                                                                   ---------       ---------       ---------
         Total adjustments ..................................         30,135           4,040          (3,860)
                                                                   ---------       ---------       ---------
          Net cash provided by operating activities .........         30,579          43,249          25,136
                                                                   ---------       ---------       ---------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of available-for-sale securities ..............        (52,737)       (107,272)        (22,737)
     Proceeds from maturity of available-for-sale
       securities ...........................................         81,842          57,200          18,000
     Payments in connection with acquisition, net of cash
       acquired .............................................        (49,087)           --              --
     Purchase of property and equipment .....................        (13,948)         (8,702)         (6,552)
     Purchase of technology .................................         (1,561)           (150)           --
     (Increase) Decrease in other assets ....................         (3,615)            (45)             46
                                                                   ---------       ---------       ---------
         Net cash used in investing activities ..............        (39,106)        (58,969)        (11,243)
                                                                   ---------       ---------       ---------
CASH FLOW FROM FINANCING ACTIVITIES:
     Repayments of short-term notes .........................       (100,000)           --              --
     Net proceeds from issuance of convertible debt .........        115,228            --              --
     Proceeds from issuance of common stock .................          6,573           7,634           8,759
                                                                   ---------       ---------       ---------
         Net cash provided by financing activities ..........         21,801           7,634           8,759
                                                                   ---------       ---------       ---------
Effect of exchange rate changes on cash .....................          1,465           1,270          (1,115)
                                                                   ---------       ---------       ---------
         Net increase (decrease) in cash and cash
           equivalents ......................................         14,739          (6,816)         21,537
                                                                                   ---------       ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR ..........         31,932          38,748          17,211
                                                                   ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR ................      $  46,671       $  31,932       $  38,748
                                                                   =========       =========       =========

See notes to consolidated financial statements

                                     TEKELEC
                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
       Interest ....................................      $  3,471      $   --        $   --
       Income taxes ................................         8,248         2,297         2,408

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW ACTIVITY:
Tax benefit related to stock options ...............         2,009         9,199         9,819
Notes payable issued in connection with acquisition        100,000          --            --
ASSETS AND LIABILITIES RECOGNIZED IN CONNECTION WITH
ACQUISITION:
       Account Receivable ..........................         9,957          --            --
       Other current assets ........................        13,261          --            --
       Investments .................................         7,255          --            --
       Property and equipment ......................         3,490          --            --
       Other assets ................................           169          --            --
       Intangibles .................................        61,000          --            --
       Goodwill ....................................        95,274          --            --
       Accounts payable ............................         1,515          --            --
       Other current liabilities ...................        22,929          --            --
       Deferred income tax liability ...............        22,875          --            --

See notes to consolidated financial statements

                                     TEKELEC
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 COMMON STOCK                        ACCUMULATED
                                             ---------------------                      OTHER           TOTAL
                                                NUMBER                     RETAINED   COMPREHENSIVE    SHAREHOLDERS'
                                              OF SHARES      AMOUNT        EARNINGS    INCOME (LOSS)     EQUITY
                                             ----------------------------------------------------------------------
                                                                       (thousands)
-------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996 ............         48,040      $  57,049      $   3,879      $     823       $  61,751
     Exercise of stock options
       and warrants ...................          4,212          8,759           --             --             8,759
     Stock option tax benefits ........           --            9,819           --             --             9,819
     Translation adjustment ...........           --             --             --           (1,448)         (1,448)
     Net loss .........................           --             --           28,996           --            28,996
-------------------------------------------------------------------------------------------------------------------
                                                                                                          ---------

BALANCE, DECEMBER 31, 1997 ............         52,252         75,627         32,875           (625)        107,877
     Exercise of stock options
       and warrants ...................          2,032          7,634           --             --             7,634
       Issuance of restricted stock,
           net of unearned compensation             45            343           --             --               343
     Stock option tax benefits ........           --            9,199           --             --             9,199
     Translation adjustment ...........           --             --             --            1,515           1,515
     Net income .......................           --             --           39,209           --            39,209
-------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998 ............         54,329         92,803         72,084            890         165,777
     Exercise of stock options
       and warrants ...................          1,384          6,452           --             --             6,452
     Compensation related to vesting
         of restricted stock ..........           --              121           --             --               121
     Stock option tax benefits ........           --            2,009           --             --             2,009
     Translation adjustment ...........           --             --             --            1,792           1,792
     Net income .......................           --             --              444           --               444
-------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999 ............         55,713      $ 101,385      $  72,528      $   2,682       $ 176,595
====================================================================================================================


See notes to consolidated financial statements

                                     TEKELEC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                    For the Years Ended December 31,
                                                 -------------------------------------
                                                     1999          1998            1997
                                                 ---------------------------------------
                                                               (thousands)
Net income ..................................      $    444      $ 39,209      $ 28,996

Other comprehensive income (loss):
     Foreign currency translation adjustments         1,792         1,515        (1,448)
                                                   --------      --------      --------
Comprehensive income ........................      $  2,236      $ 40,724      $ 27,548
                                                   ========      ========      ========


See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     The company designs, manufactures and markets network infrastructure products and diagnostics systems for telecommunications networks. The Company's customers include telecommunications carriers, network service providers and equipment manufacturers. The Company also develops and sells management software to operators of call centers.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated. Certain items shown in the December 31, 1998 and 1997 financial statements have been reclassified to conform with the current period presentation.

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

SOFTWARE DEVELOPED FOR INTERNAL USE

     The Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

SOFTWARE DEVELOPMENT COSTS

     The Company provides for capitalization of certain software development costs once technological feasibility is established. The costs so capitalized are amortized on a straight-line basis over the estimated product life (generally eighteen months to three years), or on the ratio of current revenue to total projected product revenues, whichever is greater. To date, the establishment of technological feasibility of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any internal software development costs as costs qualifying for such capitalization have not been significant.

INTANGIBLE ASSETS

     Intangible assets consist of goodwill, purchased technology and other intangible assets, all of which are generally amortized over periods ranging from three to five years. Intangible assets are stated at cost, less accumulated amortization.

LONG-TERM ASSETS

     The Company identifies and records impairment on long-lived assets when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected nondiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows.

PRODUCT WARRANTY COSTS

     The Company generally warrants its products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. At December 31, 1999 and 1998, accrued product warranty costs amounted to $2.8 million and $2.3 million, respectively, and are included in accrued expenses.

REVENUE RECOGNITION

     Revenues from sales of network systems products, diagnostic products and call center products are recognized upon shipment to the customer's final site and satisfaction of related Company obligations, if any, provided that persuasive evidence of an arrangement exists, the fee is fixed and deteminable and collectability is deemed probable. Revenues associated with multiple-element arrangements (products, upgrades, enhancements and post-contract customer support) are allocated to each element based on vendor specific objective evidence of fair value. Revenues associated with installation are recognized upon completion. Extended warranty service revenues are recognized ratably over the warranty period. Engineering service revenues are recognized on delivery or as the services are performed. Development contract revenues are recognized using the percentage-of-completion method based on the costs incurred relative to total estimated costs. Provisions for anticipated losses, if any, on development contracts are recognized in income currently.

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

ADVERTISING

     Advertising costs are expensed as incurred and amounted to $1.4 million, $781,000 and $669,000 for 1999, 1998 and 1997, respectively.

STOCK BASED COMPENSATION

     Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value for awards granted subsequent to December 31, 1995. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Accordingly, no compensation expense has been recognized for the Company's stock option and purchase plans. SFAS 123 requires companies that continue to follow APB 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS 123. See Note N.

TRANSLATION OF FOREIGN CURRENCIES

     Translation of foreign currencies is accounted for using the local currency as the functional currency of the Company's foreign subsidiaries. All assets and liabilities are translated at exchange rates in effect on the balance sheet dates while revenues and expenses are translated at average rates in effect for the period. The resulting gains and losses are included in a separate component of shareholders' equity. Realized gains (losses) on foreign currency transactions are reflected in net income (loss) and amounted to $79,000, $56,000 and $(273,000) for 1999, 1998 and 1997, respectively.

EARNINGS PER SHARE

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

SEGMENT INFORMATION

     The Company uses the "management approach" in determining reportable business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company is currently evaluating the provisions of SAB 101 and its potential impact on the Company's revenue recognition policy.

NOTE B - ACQUISITION OF IEX CORPORATION

     On may 7, 1999, the company acquired all of the outstanding stock of IEX corporation ("IEX") for $163 million, consisting of $63 million in cash and $100 million in short-term notes which matured on november 7, 1999. IEX develops, markets and sells solutions for intelligent networks, call centers and other telecommunications markets.

     The transaction has been accounted for under the purchase method of accounting, and resulted in net goodwill and other intangibles of approximately $133.4 Million, with an average amortization period of five years. The total purchase price, including acquisition expenses of $2.0 Million, was allocated among the assets acquired and liabilities assumed based on their estimated fair values as follows:

                                                                                             (thousands)
      In-process research and development....................................................   $     6,000
      Developed and existing technology......................................................        48,000
      Other intangibles......................................................................        13,000
      Goodwill...............................................................................        95,274
      Tangible assets acquired...............................................................        50,045
      Deferred income tax liabilities associated with certain intangible assets..............       (22,875)
      Liabilities assumed....................................................................       (24,444)
                                                                                                -----------
                                                                                                   $165,000
                                                                                                ===========

     Based on a third party appraisal, management determined that $6.0 million of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. This amount was recorded as a non-recurring expense in the second quarter of 1999. Amortization expense of purchased technology and other intangible assets resulting from the acquisition amounted to $18.5 million, net of amortization of associated deferred income tax liabilities of $3.6 million for the year ended December 31, 1999.

     The following table shows pro forma revenues, net income (loss) and diluted earnings (loss) per share of the Company giving effect to the IEX acquisition as of the beginning of 1999 and 1998, excluding the impact of the one-time non-recurring charge noted above.

                                                          FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                  ------------------------------------
                                                           1999            1998
                                                  ------------------------------------
                                                  (thousands, except per-share amounts)

Revenues.........................................       $  239,826       $ 225,950
Net income (loss)................................           (6,672)          9,005
Diluted earnings (loss) per share................            (0.12)           0.15


NOTE C -- FAIR VALUE OF INVESTMENTS

     The Company has short-term investments in corporate debt securities with original maturities of less than 90 days whose carrying amounts approximate their fair values because of their short maturities. These short-term investments are included in cash and cash equivalents, are classified as held-to-maturity securities and amounted to $17.9 million and $19.4 million at December 31, 1999 and December 31, 1998, respectively.

     The Company also had investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:


                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                 1999            1998
                                                                              --------------------------
                                                                                      (thousands)
TYPE OF SECURITY:
Corporate debt securities with maturities of less than one year..............   $27,853           $25,704
State and local government securities with maturities of less than one year..     8,102                --
U.S. government securities with maturities of less than one year.............     2,042            12,000
                                                                                -------           -------
Total short-term investments.................................................    37,997             37,704
U.S. government securities with maturities  of between one and two years.....    21,996            44,138
                                                                                -------           -------
                                                                                $59,993           $81,842
                                                                                =======           =======

These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders' equity. At December 31, 1999 and 1998, net unrealized gains or losses on available-for-sale securities were not significant. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are reported in other income and expense, and were not significant for 1999, 1998 and 1997.

NOTE D -- BUSINESS AND CREDIT RISK

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash, investments and trade receivables. The Company invests its excess cash in interest-bearing deposits with major banks, United States government securities, high-quality commercial paper and money market funds. At times the Company's cash balances may be in excess of the FDIC insurance limits. With respect to trade receivables, the Company sells network systems, communications diagnostic systems and call center systems worldwide primarily to telephone operating companies, equipment manufacturers and corporations that use its systems to design, install, maintain, test and operate communications equipment and networks. Credit is extended based on an evaluation of each customer's financial condition, and generally collateral is not required. Credit losses, if any, have been provided for in the financial statements and to date have been within management's expectations.

NOTE E -- RELATED PARTY TRANSACTIONS

     As of December 31, 1999, the Company's principal shareholder and a director and his family owned an aggregate of approximately 26% of the Company's outstanding stock.

     The following is a summary of transactions and balances with a director and a foreign-affiliated company controlled by the director:


                                                              1999              1998             1997
                                                              ----              ----             ----
                                                                           (thousands)
Product sales..........................................   $  3,319         $   4,269         $  4,471
Purchases of inventory.................................         --                --              212
Director's fees and expenses...........................         66                51              104
Due from affiliates....................................      1,847             1,896            2,286


The amounts due from affiliates are non-interest bearing.

NOTE F - RESTRUCTURING

     During the first quarter of 1999, the Company announced its plan to scale down its Data Network Diagnostics Division and integrate the division into its Intelligent Network Diagnostics Division. In connection with this restructuring, the Company recorded a restructuring charge of $1.8 million consisting of cash severance costs for 27 terminated employees in management, research and development, support and administrative functions, and non-cash charges consisting of the write-down of certain assets to their net realizable value. The costs consisted of the following:



                                                           (thousands)
     Severance pay........................................   $     700
       Other accrued expenses.............................         300
     Inventory............................................         350
     Fixed assets.........................................         200
     Other assets.........................................         250
                                                             ---------
                                                             $   1,800
                                                             =========

At december 31, 1999, all 27 employees had been terminated, and all severance costs and other accrued expenses had been paid.

NOTE G -- INCOME TAXES

     The provision for income taxes consists of the following:


                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                 1999              1998             1997
                                                            --------------------------------------------
                                                                                (thousands)
CURRENTLY PAYABLE:
     Federal...........................................   $     9,991        $  10,736         $   5,394
     State.............................................         2,683            3,500             1,554
     Foreign...........................................           454            1,794               390

DEFERRED:
     Federal...........................................        (2,981)           2,134            (5,974)
     State.............................................          (414)          (1,338)             (745)
     Foreign...........................................            52             (484)              126
                                                          -----------        ---------         ---------
                                                          $     9,785        $  16,342         $     745
                                                          ===========        =========         =========

The components of temporary differences that gave rise to deferred taxes at december 31, 1999 and 1998 are as follows:

                                                                      DECEMBER 31,
                                                            -----------------------------
                                                               1999              1998
                                                            -----------------------------
                                                                      (thousands)
DEFERRED TAX ASSETS:
     Allowance for doubtful accounts...................     $      394               258
     Inventory adjustments.............................            953             1,708
     Depreciation and amortization.....................            309               188
     Research and development..........................
         credit carryforward...........................          2,596             4,447
     Accrued liabilities...............................          5,532             2,191
     Warranty accrual..................................          1,041               885
     Other.............................................            320               453
                                                             ---------       -----------
     Total deferred tax asset..........................         11,145            10,130
CURRENT PORTION........................................          8,365             8,616
                                                             ---------       -----------
LONG-TERM PORTION......................................      $   2,780       $     1,514
                                                             =========       ===========
DEFERRED TAX LIABILITY:
     Acquisition-related intangible assets.............      $  19,229       $        --
Current portion........................................             --                --
                                                             ---------       -----------
Long term portion......................................      $  19,229       $        --
                                                             =========       ===========

The Company has not provided a valuation allowance for its deferred tax assets, based on management's assessment of the Company's ability to utilize its deferred tax assets. Realization of the deferred tax assets of $11.1 million is dependent on the extent of the Company's income in carryback years and on the Company generating sufficient taxable income in the future. Although realization is not assured, the Company believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced. In connection with the acquisition of IEX, the Company recorded deferred income tax liabilities of $22.9 million associated with certain intangible assets. These deferred income tax liabilities are amortized on a straight-line basis and amounted to $19.2 million at December 31, 1999.

The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              1999           1998           1997
                                                           ----------------------------------------
                                                                                (thousands)
Federal statutory provision (benefit) ...............      $  3,580        $ 19,443        $ 10,112
State taxes, net of federal benefit .................         1,474           1,530             534
Foreign taxes .......................................           143             335             226
Reduction in valuation allowance ....................          --            (2,248)         (8,960)
Utilization of operating loss carryforwards .........          --              --              (499)
Research and development credits ....................        (1,531)         (2,111)           (723)
Nontaxable FSC income ...............................          (507)           (865)           --
Acquisition-related intangible assets, net of related
   deferred income tax liability ....................         6,204            --              --
Other ...............................................           422             258              55
                                                           --------        --------        --------
Actual income tax provision .........................      $  9,785        $ 16,342        $    745
                                                           ========        ========        ========
Effective tax rate ..................................          95.7%           29.4%            2.5%


At December 31, 1999, the Company had available state and federal research and development credit carryforwards of $2.6 million, which will begin to expire in the year 2003.

The Company has not provided for federal income taxes on $13.6 million of undistributed earnings of its foreign subsidiaries that have been reinvested in their operations.

NOTE H -- INVENTORIES

          The components of inventories are:

                                                                  DECEMBER 31,
                                                           -------------------------
                                                              1999              1998
                                                           -------------------------
                                                                   (thousands)
Raw materials..........................................   $  7,490        $    3,830
Work in process........................................      2,366             2,064
Finished goods.........................................     14,454             6,978
                                                          --------        ----------
                                                          $ 24,310        $   12,872
                                                          ========        ==========

NOTE I -- PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:


                                                               DECEMBER 31,
                                                         ------------------------
                                                            1999              1998
                                                         ------------------------
                                                                   (thousands)
Manufacturing and development equipment ................. $ 31,124       $ 23,024
Furniture and office equipment ..........................   16,007          9,677
Demonstration equipment .................................    3,207          4,038
Leasehold improvements ..................................    4,105          1,953
                                                          --------       --------
                                                            54,443         38,692
     Less, accumulated depreciation and amortization ....  (32,776)       (25,833)
                                                          --------       --------
                                                         $  21,667       $ 12,859
                                                          ========       ========

NOTE J - INTANGIBLE ASSETS

          Intangible assets consist of the following:


                                                DECEMBER 31,
                                         --------------------------
                                            1999            1998
                                         --------------------------
                                                 (thousands)
Goodwill ...........................      $  95,274       $    --
Purchased technology ...............         49,712             150
Other ..............................         13,000            --
                                          ---------       ---------
                                            157,986             150
     Less, accumulated amortization         (22,280)            (19)
                                          ---------       ---------
              Intangible assets, net      $ 135,706       $     131
                                          =========       =========


NOTE K -- LINES OF CREDIT AND BORROWINGS

     The company has a $15.0 Million line of credit with a u.S. Bank and lines of credit aggregating $2.9 Million available to the company's japanese subsidiary from various japanese based banks.

     The company's $15.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at the lender's prime rate (8.5% at December 31, 1999), and expires on June 30, 2000, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. In connection with the Company's May 1999 acquisition of IEX Corporation, the Company renegotiated certain terms under this credit facility, including various financial ratios and net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

     The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.9 million with interest at the Japanese prime rate (1.375% at December 31, 1999) plus 0.125% per annum which expire between August 2000 and November 2000, if not renewed. There have been no borrowings under these lines of credit.

NOTE L - CONVERTIBLE DEBT

     On November 2, 1999 the Company completed a private placement of $135.0 million aggregate principal amount at maturity of 3.25% convertible subordinated discount notes due 2004. The notes were issued at 85.35% of their face amount (equivalent to gross proceeds at issuance of approximately $115.2 million before discounts and expenses). The gross proceeds at issuance before discounts and expenses included approximately $15.2 million from the sale of notes issued upon the initial purchasers' exercise in full of their over-allotment option.

     The notes are convertible at any time after January 31, 2000 into Tekelec common stock, unless the notes have been previously redeemed or otherwise purchased, at a conversion rate of 56.3393 shares per $1,000 principal amount at maturity (approximately 7.6 million shares in total) which represents a redemption price of $15.15 per share of common stock. The notes can be redeemed by the Company after November 2, 2002 at the redemption price together with accrued but unpaid interest.

     The notes were issued with a 14.65% discount and carry a cash interest (coupon) rate of 3.25%, payable on May 2 and November 2 of each year, commencing on May 2, 2000. The payment of principal the amount of the notes at maturity together with cash interest paid over the term of the notes represents a yield to maturity of 6.75% per year, computed on a semi-annual bond equivalent basis. Interest expense is computed based on the accretion of the discount, the accrual of the cash interest payment and the amortization of expenses related to the offering of these notes on a straight-line basis, and amounted to approximately $1.4 million for the period of November 2, 1999 through December 31, 1999.

NOTE M-- COMMITMENTS AND CONTINGENCIES

     The Company leases its office and manufacturing facilities together with certain office equipment under operating lease agreements. Lease terms generally range from one to ten years; certain building leases contain options for renewal for additional periods and are subject to increases up to 10% every 24 months.

     Total rent expense was $4.0 million, $2.5 million and $2.5 million for 1999, 1998 and 1997, respectively.

     Minimum annual noncancelable lease commitments at December 31, 1999 are:


For the Years Ending December 31,                   (thousands)
---------------------------------                   -----------
2000..............................................   $   4,725
2001..............................................       4,336
2002..............................................       4,236
2003..............................................       3,528
2004..............................................       2,902
Thereafter........................................      10,857
                                                      --------
                                                      $ 30,584
                                                      ========

NOTE N-- STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

     The Company has various stock option plans with maximum terms of ten years under which 34.1 million shares of the Company's Common Stock have been authorized and reserved for issuance. The terms of options granted under these option plans are determined at the time of grant, generally vest ratably over a one- to five-year period, and in any case the option price may not be less than the fair market value per share on the date of grant. Both incentive stock options and nonstatutory stock options can be issued under the option plans.

     The Company also has Employee Stock Purchase Plans (ESPP), with maximum terms of ten years, the latest of which expires in the year 2006, and under which 800,000 shares of the Company's Common Stock have been authorized and reserved for issuance. Eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of Common Stock at 85% of the lower of the market price per share at the beginning or end of each six-month offering period.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value for awards granted subsequent to December 31, 1995. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the Company's stock option and purchase plans. Had compensation costs under these plans been determined based upon the methodology prescribed under SFAS 123, the Company's net income (loss) and diluted earnings (loss) per share would approximate the following proforma amounts (in thousands except per-share data):


                                              As Reported       Proforma
                                              -----------      -----------
YEAR ENDED DECEMBER 31, 1999:
     Net income (loss) .................      $      444      $  (11,864)
     Earnings (Loss) per share (diluted)            0.01           (0.22)

Year Ended December 31, 1998:
     Net income ........................      $   39,209      $   32,836
     Earnings per share (diluted) ......            0.67            0.56

Year Ended December 31, 1997:
     Net income ........................      $   28,996      $   26,646
     Earnings per share (diluted) ......            0.51            0.47


     The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts, and additional awards in future years are anticipated.

         A summary of the status of the Company's stock options, as of December 31, 1999, 1998 and 1997, and the changes during the year ended on those dates are presented below (shares in thousands):


                                                          1999                      1998                     1997
                                                  ---------------------------------------------------------------
                                                             Wgtd. Avg.               Wgtd. Avg.               Wgtd. Avg.
                                                    Shares   Exer. Price     Shares   Exer. Price      Shares  Exer. Price
                                                    ------   -----------     ------   -----------      ------  -----------

Outstanding at beginning of year................. $  8,438   $  8.90          8,298   $   4.50          9,672    $   2.43
Granted - price equals fair value................    4,932     12.07          1,959      20.25          2,722        7.27
Granted - price greater than fair value..........      123     16.44            340      17.71            339       10.33
Exercised........................................    1,187      3.72          1,838       2.88          3,777        1.87
Cancelled........................................    1,357     10.39            321       8.15            658        3.72
                                                   -------                    ------                    -----
Outstanding at year-end..........................   10,949     10.79          8,438       8.90           8,298       4.50
                                                   =======                    ======                    ======

Options exercisable at year-end..................    4,063                     2,550                     2,273
Options available for future grant...............    4,823                     3,528                     3,513
Weighted average fair value of options granted
     during the year:
     Exercise price equals fair value at grant date$  8.40                    $13.92                    $ 5.23
     Exercise price greater than fair value at
     grant date..................................    10.88                     11.85                      6.89


     The following table summarizes information about stock options outstanding at December 31, 1999 (shares in thousands):


                                         Options Outstanding               Options Exercisable
                                -----------------------------------    ----------------------------
                                              Wgtd. Avg.
                                  Number      Remaining    Wgtd.Avg.        Number       Wgtd. Avg.
                                Outstanding  Contractual   Exercise       Outstanding     Exercise
Range of Exercise Price         at 12/31/99     Life        Price        at 12/31/99       Price
---------------------------------------------------------------------------------------------------
 $ 0.75   to    $ 0.99               417        3.49        $ 0.87            417          $ 0.87
   1.00   to      4.00             2,067        5.93          3.41          1,389            3.44
   4.03   to      5.55             1,226        6.99          4.77            563            4.73
   7.07   to     10.63             1,347        8.84          8.40            622            7.43
  10.88   to     15.94             3,540        9.23         13.07            516           13.33
  16.13   to     23.69             2,352        8.35         20.10            556           20.14
                                 -------                                   ------
   0.75   to     23.69            10,949        7.90         10.79          4,063            7.51
                                  ======                                    =====

     The fair value of options granted during 1999, 1998 and 1997 is estimated as $24.7 million, $15.7 million and $6.9 million, respectively, on the dates of grants using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 79%, 81% and 86%, respectively, for 1999, 1998 and 1997, (iii) weighted average risk-free interest rates of 5.3%, 5.3% and 6.4% for 1999, 1998 and 1997, respectively,
(iv) weighted average expected life of 5.1 years for all three periods and (v) assumed forfeiture rate of 42%, 50% and 58%, respectively, for 1999, 1998 and 1997.

     During 1999, 1998 and 1997, approximately 198,000, 103,000 and 161,000 shares, respectively, were purchased under the Company's ESPP at weighted average exercise prices of $10.27, $13.94 and $5.07, respectively. At December 31, 1999, 1998 and 1997, there were approximately 229,000, 427,000 and 530,000 shares, respectively, available for future grants. The weighted average fair values of ESPP shares granted in 1999, 1998 and 1997 were $5.15, $7.37 and $2.23 per share, respectively.

     In 1997, the Company granted warrants to purchase 521,000 shares of Common Stock. The grant date fair values of these warrants was $7.44 per share. There were no warrants granted in 1998 or 1999. See Note Q.

     The Company has a 401(k) tax-deferred savings plan under which eligible employees may authorize from 2% to 12% of their compensation to be invested in employee-elected investment funds managed by an independent trustee and under which the Company may contribute matching funds of up to 50% of the employees' payroll deductions. During 1999, 1998 and 1997, the Company's contributions amounted to $1.8 million, $654,000 and $401,000, respectively.

NOTE O--EARNINGS PER SHARE

          The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the years ended December 31, 1999, 1998 and 1997:

                                             NET INCOME      SHARES        PER-SHARE
                                            (NUMERATOR)   (DENOMINATOR)      AMOUNT
FOR THE YEAR ENDED DECEMBER 31, 1999:       -----------------------------------------
                                              (thousands except per-share amount)
Basic EPS ...........................         $   444          54,931         $0.01
Effect of Dilutive Securities - Stock
     Options and Warrants ...........            --             3,759
                                              -------         -------

Diluted EPS .........................         $   444          58,690         $0.01

FOR THE YEAR ENDED DECEMBER 31, 1998:

Basic EPS ...........................         $39,209          53,518         $0.73
Effect of Dilutive Securities - Stock
     Options and Warrants ...........            --             5,190
                                              -------         -------
Diluted EPS .........................         $39,209          58,708         $0.67
                                              =======         =======         =====

FOR THE YEAR ENDED DECEMBER 31, 1997:

Basic EPS ...........................         $28,996          50,408         $0.58
Effect of Dilutive Securities - Stock
     Options and Warrants ...........            --             6,434
                                              -------         -------
Diluted EPS .........................         $28,996          56,842         $0.51
                                              =======         =======         =====

     The computation of diluted number of shares excludes unexercised stock options and warrants and potential shares issuable upon conversion of the Company's convertible subordinated discount notes that are anti-dilutive. The numbers of such shares excluded were 11.5 million, 1.3 million and 89,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     There were no transactions subsequent to December 31, 1999, which, had they occurred prior to December 31, 1999, would have changed materially the number of shares in the basic or diluted earnings per share computations.

NOTE P--OPERATING SEGMENT INFORMATION

     Information for 1999 includes the post-acquisition results of IEX (See Note
B). The Network Systems operating segment develops, markets and sells the Company's Eagle STP products based on the Company's high capacity packet switching platform; IP7 Secure Gateway, an SS7 gateway for signaling in converged networks, and other IP7 convergence products; and new network systems products resulting from the Company's acquisition of IEX, including Service Control Point, an advanced database server used for the provisioning of telephony applications, VoX Gateway Controller, a media gateway controller for converged networks, and Prepaid Services, a prepaid calling platform. The Network Diagnostics operating segment develops, markets and sells diagnostic products, including MGTS, a diagnostic tool used primarily by equipment suppliers for research and development, Sentinel used for testing and surveillance within telecommunications networks and i3000, used to perform diagnostics in converged networks. The Japan Diagnostics operating segment sells the Company's and third parties' diagnostic products to customers in Japan. The Call Center operating segment develops, markets and sells software-based solutions for Call Centers, including TotalView Workforce Management and TotalNet Call Routing. Transfers between operating segments are made at prices reflecting market conditions. The allocation of revenues from external customers by geographical area is determined by the destination of the sale.

The Company's operating segments and geographical information are as follows (in thousands):

OPERATING SEGMENTS

                                                                                Net Sales
                                                            --------------------------------------------
                                                                 1999            1998            1997
                                                            --------------------------------------------
Network Systems........................................     $   137,796      $  116,259        $   71,941
Network Diagnostics....................................          45,424          39,335            37,751
Call Center............................................          21,128              --                --
Japan Diagnostics......................................          21,890          21,981            16,384
Other Products.........................................           1,771           1,881             3,706
Intercompany Eliminations..............................          (1,941)         (2,787)           (4,642)
                                                            -----------      ----------        ----------
     Total net sales...................................     $   226,068      $  176,669        $  125,140
                                                            ===========      ==========        ==========


                                                                             Operating Income
                                                            --------------------------------------------
                                                                 1999            1998            1997
                                                            --------------------------------------------
Network Systems........................................     $    35,305      $   47,186         $  22,591
Network Diagnostics....................................          10,099           8,842            10,263
Call Center............................................           8,704              --                --
Japan Diagnostics......................................           2,352           4,342             3,450
Other Products 1.......................................          (1,567)           (764)             (503)
Intercompany Eliminations..............................             114             283               152
General Corporate 2....................................         (43,801)         (8,951)           (8,327)
                                                            -----------      ----------           -------
     Total operating income............................     $    11,206      $   50,938           $27,626
                                                            ===========      ==========           =======

-------------

1 Other Products reflects the $1,800 restructuring charge recorded in 1999 (See
  Note F).
2 General Corporate includes acquisition-related charges and amortization of $28,970 for 1999, and a benefit of $1,663 for the settlement of an insurance claim for 1998.

ENTERPRISE WIDE DISCLOSURES

The following table sets forth, for the periods indicated, revenues from external customers by principal product line (in thousands):


                                                                 1999           1998             1997
                                                            ---------------------------------------------
Network Systems........................................       $ 137,796       $ 116,259          $ 71,941
Network Diagnostics....................................          64,908          58,263            47,800
Call Center............................................          21,128              --                --
Other Products.........................................           2,236           2,147             5,399
                                                              ---------       ---------          --------
     Total revenues from external customers............       $ 226,068       $ 176,669          $125,140
                                                              =========       =========          ========


The following table sets forth, for the periods indicated, revenues from external customers by geographic territory (in thousands):


                                                                 1999              1998             1997
                                                            --------------------------------------------

North America..........................................       $ 173,590       $ 121,288          $ 91,404
Japan..................................................          22,034          21,981            16,384
Europe.................................................           9,717           7,738             6,687
Rest of World..........................................          20,727          25,662            10,665
                                                              ---------       ---------          --------
     Total revenues from external customers............       $ 226,068       $ 176,669          $125,140
                                                              =========       =========          ========

The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the company holds assets (in thousands):


                                                                 1999           1998             1997
                                                            --------------------------------------------

United States..........................................     $   160,109      $   12,348        $    9,370
Japan..................................................           1,175           1,216               996
Other..................................................             385              51                --
                                                             ----------      ----------        ----------
     Total Assets......................................     $   161,669      $   13,615        $   10,366
                                                             ==========      ==========        ==========


There were no customers accounting for 10% or more of revenues in 1999 and 1998. Sales to one customer accounted for 23% of revenues in 1997 and included sales from the network systems and network diagnostics operating segments.

NOTE Q-- COMMON STOCK

Warrants: At December 31, 1999 and 1998, the Company had warrants outstanding to purchase an aggregate of 319,000 shares of its Common Stock, as more fully discussed below.

         In July 1997, the Company issued warrants to purchase a total of 360,000 shares of its Common Stock to five directors and one corporate officer at $14.08 per share. These warrants vest and become exercisable in 12 equal quarterly installments beginning on September 30, 1997. During 1998, 36,000 of these warrants were exercised, and 319,000 were outstanding at December 31, 1998 and December 31, 1999.

     In January 1997, the Company issued warrants to a director and corporate officer to purchase 161,000 shares of its Common Stock at $4.67 per share, all of which vested in 1997. At December 31, 1997, 54,000 of these warrants were outstanding, all of which were exercised during 1998.

RESTRICTED STOCK: In February 1998, the Company granted a restricted stock award of 30,000 shares of its Common Stock to a director and corporate officer in connection with the commencement of his employment. The restricted shares vest in five equal annual installments beginning in February 1999. This award was valued at $607,000, which is being recognized as stock-based compensation expense over the term of the award.

     In January 1998, the Company granted a restricted stock award for an aggregate of 15,000 shares of its Common Stock to its five non-employee directors. The restricted shares became fully vested in January 1999. This award was valued at $240,000, all of which was recognized as stock-based compensation expense in 1998.

NOTE R--Quarterly Financial Summary (Unaudited)


                                                                              QUARTERS

For the Years Ended December 31,                            First         Second         Third        Fourth
                                                          ---------------------------------------------------
                                                                       (thousands, except per-share data)
1999
Revenues ...............................................    $ 32,685     $ 51,728      $ 64,743     $ 76,912
Gross profit ...........................................      21,336       32,256        39,301       49,389
Income (loss) before provision for income
 taxes .................................................         768       (4,624)        4,030       10,055
Net income (loss).......................................         492       (6,136)          920        5,168
Earnings (loss) per share:
     Basic .............................................    $   0.01     $  (0.11)     $   0.02     $   0.09
     Diluted ...........................................        0.01        (0.11)         0.02         0.09

1998
Revenues ...............................................    $ 34,908     $ 42,949      $ 49,658     $ 49,154
Gross profit ...........................................      23,503       28,818        32,998       32,448
Income before provision for income
   taxes ...............................................      10,735       13,488        16,734       14,594
Net income .............................................       6,656        8,365        10,372       13,816
Earnings per share:
     Basic .............................................    $   0.13     $   0.16      $   0.19     $   0.26
     Diluted ...........................................        0.11         0.14          0.18         0.24

Tekelec typically operates with a limited backlog, and most of its revenues in each quarter result from orders received in that quarter. Further, Tekelec typically generates a significant portion of its revenues for each quarter in the last month of the quarter. Tekelec establishes its expenditure levels based on its expectations as to future revenues, and if revenue levels were to fall below expectations this would cause expenses to be disproportionately high. Therefore, a drop in near-term demand would significantly affect revenues, causing a disproportionate reduction in profits or even losses in a quarter. Tekelec's quarterly operating results may fluctuate as a result of a number of factors, including general economic and political conditions (such as recessions in the U.S., Japan and Europe), capital spending patterns of Tekelec's customers, increased competition, variations in the mix of sales, fluctuation in proportion of foreign sales, and announcements of new products by Tekelec or its competitors.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To The Shareholders And Board Of Directors Of Tekelec



Our report on the consolidated financial statements of Tekelec and its subsidiaries is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have audited the related consolidated financial statement schedule at December 31, 1999, 1998 and 1997 and for each of the three years in the period ended December 31, 1999, as included on page S-2 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





/s/ PricewaterhouseCoopers LLP
Woodland Hills, California
February 1, 2000

                                     TEKELEC
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


     Column A                           Column B              Column C                    Column D        Column E
----------------------------------------------------------------------------------------------------------------------
                                                             Additions
                                        Balance at       Charged to     Charged to         Deductions        Balance at
                                        Beginning         Costs and        Other           and other          End of
   Description                          of Period         Expenses        Accounts        Adjustments         Period
-----------------------------------------------------------------------------------------------------------------------
                                                              (thousands)
Year ended December 31, 1997:
-----------------------------

Allowance for doubtful accounts           $   368          $   101          $  --            $  --            $   469
Product warranty ...............            1,555              655             --                990            1,220
Inventory provision ............            1,315              775             --                750            1,340
Deferred tax valuation allowance           14,990             --               --             12,742            2,248

Year ended December 31, 1998:
-----------------------------

Allowance for doubtful accounts           $   469          $   475          $  --            $   181          $   763
Product warranty ...............            1,220            2,388             --              1,261            2,347
Inventory provision ............            1,340            1,021             --                621            1,740
Deferred tax valuation allowance            2,248             --               --              2,248             --

Year ended December 31, 1999:
-----------------------------

Allowance for doubtful accounts           $   763          $   265          $   495          $    45          $ 1,478
Product warranty ...............            2,343            1,395             --                985            2,753
Inventory provision ............            1,740              760             --                328            2,172

                                  EXHIBIT INDEX

                                                                           Sequentially
Exhibit                                                                     Numbered
Number                     Description                                        Page
------                     -----------                                     -----------
10.7     Amendment No. 2 to Tekelec Officer Severance Plan
         dated February 4, 2000.................................................

21.1     Subsidiaries of the Registrant........................................

23.1     Consent of PricewaterhouseCoopers LLP.................................

27.1     Financial Data Schedule for the year ended
         December 31, 1999.....................................................
