Form 10-Q
period 2000-03-31
TEKELEC
filed 2000-05-15
CIK 790705

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

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

Yes   [X]  No   [ ]

        As of May 1, 2000, there were 57,632,251 shares of the registrant's common stock, without par value, outstanding.

                                     TEKELEC
                                    FORM 10-Q
                                      INDEX




PART I -- FINANCIAL INFORMATION                                                      PAGE
-------------------------------                                                      ----
Item 1.        Consolidated Financial Statements

                      Consolidated Balance Sheets at March 31, 2000 and                3
                      December 31, 1999

                      Consolidated Statements of Operations for the three              4
                      months ended March 31, 2000 and 1999

                      Consolidated Statements of Comprehensive Income for the          5
                      three months ended March 31, 2000 and 1999

                      Consolidated Statements of Cash Flow for the three months        6
                      ended March 31, 2000 and 1999

               Notes to Consolidated Financial Statements                              7

Item 2.        Management's Discussion and Analysis of Financial                      15
               Condition and Results of Operations

PART II -- OTHER INFORMATION
----------------------------

Item 6.        Exhibits and Reports on Form 8-K                                       23

SIGNATURES
----------

PART  I -- FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                     TEKELEC
                           CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,    December 31,
                                                                    2000          1999
                                                                  --------      --------
                                                              (thousands, except share data)
                           ASSETS                               (unaudited)     (audited)
CURRENT ASSETS:
     Cash and cash equivalents .............................      $ 85,057      $ 46,671
     Short-term investments, at fair value .................        15,474        37,997
     Accounts and notes receivable, less
       allowances of $1,459 and $1,478, respectively .......        71,069        83,649
     Inventories ...........................................        26,337        24,310
     Amounts due from related parties ......................         1,635         1,847
     Income taxes receivable ...............................         9,964            --
     Deferred income taxes, net ............................        10,186         8,365
     Prepaid expenses and other current assets .............        12,253         5,150
                                                                  --------      --------
         Total current assets ..............................       231,975       207,989
Long-term investments, at fair value .......................        29,307        21,996
Property and equipment, net ................................        22,085        21,667
Intangible assets, net .....................................       127,493       135,706
Deferred income taxes, net .................................         2,320         2,780
Other assets ...............................................         4,319         4,296
                                                                  --------      --------
         Total assets ......................................      $417,499      $394,434
                                                                  ========      ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable ................................      $ 15,400      $ 16,249
     Accrued expenses ......................................        16,321        19,196
     Accrued payroll and related expenses ..................         8,159         8,937
     Current portion of deferred revenues ..................        36,352        35,330
     Income taxes payable ..................................            --           575
                                                                  --------      --------
         Total current liabilities .........................        76,232        80,287
Long-term convertible debt .................................       116,635       115,786
Deferred income taxes ......................................        17,990        19,229
Long-term portion of deferred revenues .....................         4,213         2,537
                                                                  --------      --------
         Total liabilities .................................       215,070       217,839
                                                                  --------      --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, without par value, 200,000,000 shares
     authorized; issued and outstanding 57,534,465
       and 55,713,127 respectively .........................       129,583       101,385
     Retained earnings .....................................        70,726        72,528
     Accumulated other comprehensive income ................         2,120         2,682
                                                                  --------      --------
         Total shareholders' equity ........................       202,429       176,595
                                                                  --------      --------
         Total liabilities and shareholders' equity ........      $417,499      $394,434
                                                                  ========      ========


See notes to consolidated financial statements.

                                    TEKELEC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                           Three Months Ended
                                                                                March 31,
                                                                       ------------------------
                                                                         2000            1999
                                                                       --------        --------
                                                                   (thousands, except per share data)
REVENUES .......................................................       $ 60,062        $ 32,685

COSTS AND EXPENSES:
     Cost of goods sold ........................................         19,752          11,330
     Amortization of purchased technology ......................          2,541              19
     Research and development ..................................         12,239           8,868
     Selling, general and administrative .......................         19,362          11,375
     Amortization of goodwill and other intangible assets ......          5,672              --
     Restructuring .............................................             --           1,800
                                                                       --------        --------
         Total costs and expenses ..............................         59,566          33,392
                                                                       --------        --------

Income (Loss) from operations ..................................            496            (707)
Other income (expense):
     Interest income ...........................................          1,512           1,471
     Interest expense ..........................................         (2,193)             --
     Other, net ................................................            (28)              4
                                                                       --------        --------
         Total other income (expense) ..........................           (709)          1,475
                                                                       --------        --------

Income (Loss) before provision for income taxes ................           (213)            768
     Provision for income taxes ................................          1,589             276
                                                                       --------        --------
         NET INCOME (LOSS)  ....................................       $ (1,802)       $    492
                                                                       ========        ========

EARNINGS (LOSS) PER SHARE:
     Basic .....................................................       $  (0.03)       $   0.01
     Diluted ...................................................          (0.03)           0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic .....................................................         56,537          54,471
     Diluted ...................................................         56,537          58,612



See notes to consolidated financial statements.

                                    TEKELEC
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                          2000            1999
                                                         -------        -------
                                                              (thousands)
NET INCOME (LOSS) ................................       $(1,802)       $   492
Other comprehensive expense:
     Foreign currency translation adjustments ....          (562)          (548)
                                                         -------        -------
COMPREHENSIVE LOSS ...............................       $(2,364)       $   (56)
                                                         =======        =======



See notes to consolidated financial statements.

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)






                                                                           Three Months Ended
                                                                                March 31,
                                                                        ------------------------
                                                                          2000            1999
                                                                        --------        --------
                                                                               (thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss) ...............................................       $ (1,802)       $    492
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation ...............................................          2,753           1,674
     Amortization ...............................................          8,213              19
     Amortization of deferred financing costs ...................            198              --
     Non-cash portion of restructuring charge ...................             --             800
     Convertible debt accretion .................................            849              --
     Deferred income taxes ......................................         (1,032)            225
     Changes in assets and liabilities:
       Accounts and notes receivable ............................         12,395           7,894
       Inventories ..............................................         (2,049)         (2,501)
       Amounts due from related parties .........................            212             129
       Income taxes receivable ..................................          2,852            (105)
       Prepaid expenses and other current assets ................         (7,106)           (866)
       Trade accounts payable ...................................           (704)          3,142
       Accrued expenses .........................................         (2,921)         (2,720)
       Accrued payroll and related expenses .....................           (679)         (1,143)
       Deferred revenues ........................................          2,695           2,742
       Income taxes payable .....................................           (869)         (3,717)
                                                                        --------        --------
         Total adjustments ......................................         14,807           5,573
                                                                        --------        --------
         Net cash provided by operating activities ..............         13,005           6,065
                                                                        --------        --------
CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from maturity of available-for-sale securities ....         34,505          20,850
     Purchase of available-for-sale securities ..................        (19,293)        (17,909)
     Purchase of property and equipment .........................         (3,204)         (2,661)
     Purchase of technology .....................................             --          (1,080)
     Decrease (increase) in other assets ........................           (240)             31
                                                                        --------        --------
         Net cash provided by (used in) investing activities ....         11,768            (769)
                                                                        --------        --------
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock .....................         14,086             867
                                                                        --------        --------
         Net cash provided by financing activities ..............         14,086             867
                                                                        --------        --------
Effect of exchange rate changes on cash .........................           (473)           (453)
                                                                        --------        --------
     Net change in cash and cash equivalents ....................         38,386           5,710
Cash and cash equivalents at beginning of period ................         46,671          31,932
                                                                        --------        --------
Cash and cash equivalents at end of period ......................       $ 85,057        $ 37,642
                                                                        ========        ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
     Tax benefit related to stock options .......................       $ 14,112    $         --



See notes to consolidated financial statements.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.       BASIS OF PRESENTATION

         The consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 1999, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition, operating results and cash flows for the interim periods.

         The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

         The Company operates under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying consolidated financial statements for the three months ended March 31, 2000 and 1999 are for the thirteen weeks ended March 31, 2000 and April 2, 1999, respectively.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999, and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         On May 7, 1999, the Company purchased all of the outstanding stock of IEX Corporation ("IEX"). The acquisition has been accounted for under the purchase method of accounting, and accordingly, the consolidated financial statements include the results and financial position of IEX beginning as of May 7, 1999. See Note B.

B.       ACQUISITION OF IEX CORPORATION

         On May 7, 1999, the Company acquired all of the outstanding stock of IEX Corporation ("IEX") for $163 million, consisting of $63 million in cash and $100 million in short-term notes that were refinanced with convertible notes in November 1999 (Note G). IEX develops, markets and sells solutions for intelligent networks, call centers and other telecommunications markets.

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

                                                                   (thousands)
In-process research and development ........................       $   6,000
Developed and existing technology ..........................          48,000
Other intangibles ..........................................          13,000
Goodwill ...................................................          95,274
Tangible assets acquired ...................................          50,045
Deferred income tax liabilities associated with certain
    intangible assets ......................................         (22,875)
Liabilities assumed ........................................         (24,444)
                                                                   ---------
                                                                   $ 165,000
                                                                   =========

         Based on a third party appraisal, management determined that $6.0 million of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. This amount was recorded as a non-recurring expense in the second quarter of 1999. Amortization expense of purchased technology and other intangible assets resulting from the acquisition amounted to $6.8 million, net of amortization of associated deferred income tax liabilities of $1.2 million, for the three months ended March 31, 2000.

         The following table shows pro forma revenues, net income and earnings per share of the Company giving effect to the IEX acquisition as of the beginning of 1999 and 2000, excluding the impact of the one-time charges noted above.

                                 For the Three Months Ended March 31,
                                       2000            1999
                                     --------        --------
                                (thousands, except per share amounts)
Revenues .....................       $ 60,062        $ 43,397
Net income (loss) ............         (1,802)         (8,206)
Earnings (Loss) per share ....          (0.03)          (0.15)

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


C.       CERTAIN BALANCE SHEET ITEMS


                                                            MARCH 31,       December 31,
                                                               2000             1999
                                                            ---------        ---------
    The components of inventories are:                              (thousands)
Raw materials .......................................       $   9,764        $   7,490
Work in process .....................................           1,549            2,366
Finished goods ......................................          15,024           14,454
                                                            ---------        ---------
                                                            $  26,337        $  24,310
                                                            =========        =========

Property and equipment consist of the following:

Manufacturing and development equipment .............       $  32,076        $  31,124
Furniture and office equipment ......................          16,742           16,007
Demonstration equipment .............................           3,053            3,207
Leasehold improvements ..............................           4,529            4,105
                                                            ---------        ---------
                                                               56,400           54,443
Less, accumulated depreciation and amortization .....         (34,315)         (32,776)
                                                            ---------        ---------
     Property and equipment, net ....................       $  22,085        $  21,667
                                                            =========        =========

Intangible assets consist of the following:

Goodwill ............................................       $  95,274        $  95,274
Purchased technology ................................          49,712           49,712
Other ...............................................          13,000           13,000
                                                            ---------        ---------
                                                              157,986          157,986
Less accumulated amortization .......................         (30,493)         (22,280)
                                                            ---------        ---------
     Intangible assets, net .........................       $ 127,493        $ 135,706
                                                            =========        =========


D.       RELATED PARTY TRANSACTIONS

         Sales to related parties consist of, and amounts due from related parties are the result of, transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board. Sales to related parties amounted to $728,000 and $511,000 for the three months ended March 31, 2000 and 1999, respectively.

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

                                                      PROVISION
                                                       RECORDED
                                                     -----------
                                                     (thousands)
Severance pay....................................    $       700
Other accrued expenses...........................            300
Inventory........................................            350
Fixed assets.....................................            200
Other assets.....................................            250
                                                     -----------
                                                     $     1,800
                                                     ===========


         At December 31, 1999, all 27 employees had been terminated, and all of the severance costs and other accrued expenses had been paid.

F.       INCOME TAXES

         The income tax provision for the three month period ended March 31, 2000 was $1.6 million and reflected the effect of non-deductible acquisition-related costs, partially offset by benefits of $1.2 million from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of these acquisition-related items, an estimated effective tax rate of 36% was applied and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development and foreign tax credits, compared to an effective tax rate of 36% for the three month period ended March 31, 1999.

G.       LINES OF CREDIT AND BORROWINGS

         The Company has a $15.0 million line of credit with a U.S. bank and lines of credit aggregating $2.8 million available to the Company's Japanese subsidiary from various Japan-based banks.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

         The Company's $15.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at the lender's prime rate (9.00% at March 31, 2000), and expires on June 30, 2000 if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.8 million with interest at the Japanese prime rate (1.375% at March 31, 2000) plus 0.125% per annum which expire between August and November 2000, if not renewed. There have been no borrowings under these lines of credit.

         In November 1999, the Company completed its private placement of $135.0 million principal amount at maturity of its 3.25% convertible subordinated discount notes due 2004 (the "Notes"), issued at 85.35% of their face amount (equivalent to gross proceeds at issuance before discounts and expenses of approximately $115.2 million). The gross proceeds at issuance included approximately $15.2 million from the sale of notes issued upon the initial purchasers' exercise in full of their over-allotment option. The Notes have a five-year term and are non-callable for the first three years.

H.       OPERATING SEGMENT INFORMATION

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

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

The Company's operating segments and geographical information are as follows (in thousands):

OPERATING SEGMENTS

                                                     Net Sales
                                               ------------------------
                                                 Three Months Ended
                                                      March 31,
                                               ------------------------
                                                 2000            1999
                                               --------        --------
Network Systems ........................       $ 36,519        $ 20,365
Network Diagnostics ....................         12,678           7,882
Call Center Products ...................          6,686              --
Japan Diagnostics ......................          4,799           4,833
Intercompany Eliminations ..............           (620)           (395)
                                               --------        --------
     Total net sales ...................       $ 60,062        $ 32,685
                                               ========        ========

                                                Operating Income (Loss)
                                               ------------------------
                                                 Three Months Ended
                                                      March 31,
                                               ------------------------
                                                 2000            1999
                                               --------        --------
Network Systems ........................       $  9,788        $  3,312
Network Diagnostics(1) .................          2,075          (1,981)
Call Center Products ...................          1,916              --
Japan Diagnostics ......................            215             300
Intercompany Eliminations ..............           (136)            161
General Corporate(2) ...................        (13,362)         (2,499)
                                               --------        --------
     Total operating income (loss) .....       $    496        $   (707)
                                               ========        ========


(1) Network Diagnostics operating segment reflects the $1,800 restructuring charge recorded in the three months ended March 31, 1999 (see Note E).

(2) General Corporate includes acquisition-related charges and amortization of $8,072 for the three months ended March 31, 2000.

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


ENTERPRISE-WIDE DISCLOSURES

The following table sets forth, for the periods indicated, revenues from external customers by principal product line:

                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                          2000          1999
                                                        -------       -------
Network Systems .................................       $36,519       $20,365
Network Diagnostics .............................        16,857        12,320
Call Center Products ............................         6,686            --
                                                        -------       -------
     Total revenues from external customers .....       $60,062       $32,685
                                                        =======       =======


The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                          2000          1999
                                                        -------       -------
North America ...................................       $47,575       $21,130
Japan ...........................................         4,804         4,833
Europe ..........................................         2,642         1,802
Rest of World ...................................         5,041         4,920
                                                        -------       -------
     Total revenues from external customers .....       $60,062       $32,685
                                                        =======       =======


The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets:

                                           Three Months Ended
                                                 March 31,
                                         -----------------------
                                           2000           1999
                                         --------       --------
United States ....................       $152,382       $ 13,986
Japan ............................          1,115          1,145
Other ............................            400             47
                                         --------       --------
     Total long-lived assets .....       $153,897       $ 15,178
                                         ========       ========

                                    TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

I.       EARNINGS PER SHARE

         The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2000 and 1999:

                                                       NET INCOME (LOSS)        SHARES          PER SHARE
                                                          (NUMERATOR)        (DENOMINATOR)        AMOUNT
                                                           ----------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2000:                      (thousands except per share amount)
Basic EPS .....................................            $(1,802)             56,537            $(0.03)
Effect of Dilutive Securities - Stock
     Options and Warrants .....................                 --                  --
                                                           -------             -------
Diluted EPS ...................................            $(1,802)             56,537            $(0.03)
                                                           =======             =======

FOR THE THREE MONTHS ENDED MARCH 31, 1999:

Basic EPS .....................................            $   492              54,471            $ 0.01
Effect of Dilutive Securities - Stock
     Options and Warrants .....................                 --               4,141
                                                           -------             -------
Diluted EPS ...................................            $   492              58,612            $ 0.01
                                                           =======             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

OVERVIEW

         In May 1999, the Company acquired all of the outstanding stock of IEX Corporation ("IEX"), which develops, markets and sells solutions for intelligent networks, call centers and other telecommunications markets. The Company accounted for the IEX acquisition under the purchase method of accounting, and the results of operations for the three month period ended March 31, 2000 include the results of operations of IEX. In connection with the acquisition, the Company also recorded approximately $133.4 million of goodwill and other intangible assets, net of related deferred income tax liabilities.

         The Company's product offerings are currently organized along three distinct product lines: network systems, network diagnostics and call center.

         Network Systems Products. Prior to the Company's May 1999 acquisition of IEX, the Company's network systems product line was known as the network switching product line and consisted principally of the Eagle STP and products, features and applications based on the Eagle platform, including the IP7 Secure Gateway and the Company's local number portability solution. As a result of the acquisition of IEX, the network systems product line has been expanded to include IEX's network products, including, among others, Network Switch, Service Node, the Service Control Point, VoX Gateway Controller, Prepaid Services and other convergence products.

         Network Diagnostics Products. In January 1999, the Company scaled back its data network diagnostics product line and integrated it into its intelligent network diagnostics product line. Prior to that time, the Company treated these product lines separately for organizational and financial reporting purposes. Since that time, the Company has reported these products together as the network diagnostics product line. This product line consists principally of the MGTS family of diagnostics products, the Sentinel and the i3000.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:



                                                                   PERCENTAGE OF REVENUES
                                                                   ----------------------
                                                                     Three Months Ended
                                                                          March 31,
                                                                   ----------------------
                                                                     2000           1999
                                                                   --------       -------
Revenues ...................................................        100.0%         100.0%
Cost of goods sold .........................................         32.9           34.7
Amortization of purchased technology .......................          4.2             --
                                                                   --------       -------
Gross profit ...............................................         62.9           65.3

Research and development ...................................         20.4           27.2
Selling, general and administrative ........................         32.2           34.8
Amortization of goodwill and other purchased intangibles ...          9.5             --
Restructuring ..............................................           --            5.5
                                                                   --------       -------
Total operating expenses ...................................         62.1           67.5
                                                                   --------       -------

Income (Loss) from operations ..............................          0.8           (2.2)
Interest and other income (expense), net ...................         (1.2)           4.5
                                                                   --------       -------
Income (Loss) before provision for income taxes ............         (0.4)           2.3

Provision for income taxes .................................          2.6            0.8
                                                                   --------       -------
Net income (loss) ..........................................         (3.0%)          1.5%
                                                                   ========       =======

         The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues. Revenues shown below for the network systems product line represent revenues from the product line previously known as the network switching product line and also include revenues earned from IEX's intelligent network products after the Company's May 1999 acquisition of IEX. Revenues shown below for the network diagnostics product line include revenues from sales of both intelligent network and data network diagnostics products.


                                             PERCENTAGE OF REVENUES
                                             ----------------------
                                              Three Months Ended
                                                   March 31,
                                             ----------------------
                                                2000       1999
                                              -------     ------
Network Systems .............................    61%        62%
Network Diagnostics .........................    28         38
Call Center .................................    11         --
                                                ---        ---
        Total ...............................   100%       100%
                                                ===        ===


         The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

                                              PERCENTAGE OF REVENUES
                                              ----------------------
                                               Three Months Ended
                                                    March 31,
                                              ----------------------
                                                 2000       1999
                                               -------     -------
North America ...............................     79%        65%
Japan .......................................      8         15
Europe ......................................      4          5
Rest of World ...............................      9         15
                                                 ---        ---
        Total ...............................    100%       100%
                                                 ===        ===



     THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED
                                 MARCH 31, 1999

         Revenues. The Company's revenues increased by $27.4 million, or 84%, during the first quarter of 2000 due primarily to higher sales of Eagle STP products and services and secondarily to the inclusion of post-acquisition sales of IEX network systems and call center products following the acquisition of IEX.

         Revenues from network systems products increased by $16.2 million, or 79%, to $36.5 million due primarily to higher sales of Eagle STP products.

         Revenues from network diagnostics products increased by $4.5 million, or 37%, due principally to higher sales of the Company's Sentinel and MGTS diagnostics products.

         Revenues in North America increased by $26.4 million, or 125%, due primarily to the higher sales of Eagle STP products and the inclusion of post-acquisition IEX product sales. Sales in Japan were essentially flat. Revenues in Europe increased by $840,000, or 47%, due to higher network diagnostic product sales. Rest of world revenues increased by $121,000.

         The impact of exchange rate fluctuations on currency translations increased revenues by $489,000, or 1%, and did not have a material effect on net income in the first quarter of 2000.

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

         The Company believes that its future revenue growth depends in large part upon a number of factors, including the continued market acceptance of the Company's products, particularly the Eagle products and related applications and Sentinel diagnostic products, and market acceptance of the Company's suite of products for converged circuit and packet networks, including the IP7 Secure Gateway and VoX Gateway network systems products and the i3000 and IP7
Sentinel diagnostics products.

         Gross Profit. Gross profit as a percentage of revenues decreased to 62.9% in the first quarter of 2000 compared with 65.3% in the first quarter of 1999. The decrease in gross margins was primarily due to the amortization of purchased technology, principally in connection with the acquisition of IEX, partially offset by higher network systems margins due to proportionally higher upgrades and extensions sales, and the inclusion of higher margin call center product sales as a result of the acquisition of IEX. Excluding the amortization of purchased technology related to the IEX acquisition, gross profit as a percentage of revenues for the three months ended March 31, 2000 was 67.1%.

         Research and Development. Research and development expenses increased overall by $3.4 million, or 38%, and decreased as a percentage of revenues to 20.4% in the first quarter of 2000 from 27.2% in the first quarter of 1999. The dollar increase was attributable principally to the inclusion of post-acquisition IEX research and development expenses, and increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements for both network systems and network diagnostics products, primarily related to the Company's continued development of products to address the Internet Protocol ("IP")/Signaling System #7 ("SS7") market. Based on the Company's present product development plans, the Company expects that its research and development expenses for the remainder of 2000 will increase in dollars when compared to prior periods in 1999.

         The Company intends to continue to make substantial investments in product and technology development and believes that its future success depends in large part upon its ability to continue to enhance existing products and to develop or acquire new products that maintain the Company's technological competitiveness.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8.0 million, or 70%, and decreased as a percentage of revenues to 32.2% in the first quarter of 2000 from 34.8% in the first quarter of 1999. The dollar increase was primarily due to the inclusion of post-acquisition IEX selling, general and administrative expenses and increased personnel and infrastructure-related expenses incurred to support the growing Eagle STP installed base and anticipated higher sales levels. The Company expects that selling, general and administrative expenses for the remainder of 2000 will increase in dollars when compared to prior periods.

         Interest and Other Income (Expense), net. Net interest expense was $681,000 for the first quarter of 2000 compared to net interest income of $1.5 million in the first quarter of 1999. The net expense reflected interest expense of $2.2 million incurred for convertible debt issued in connection with the acquisition of IEX.

         Income Taxes. The income tax provision for the first quarter of 2000 was $1.6 million and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $1.2 million from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of these acquisition-related items, an estimated effective tax rate of 36% was applied and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development and foreign tax credits, compared to an effective tax rate of 36% for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the three month period ended March 31, 2000, cash and cash equivalents increased by $38.4 million to $85.1 million, after net proceeds of $15.2 million from the sale of short-term and long-term investments. Operating activities, including the effects of exchange rate changes on cash, provided $12.5 million. Financing activities, which represented proceeds from the issuance of Common Stock upon the exercise of options and warrants, provided $14.1 million, and investing activities, excluding the net proceeds from the sale of short-term and long-term investments, used $3.4 million primarily due to capital expenditures.

         Accounts receivable, including amounts due from related parties, decreased by 15% during the first three months of 2000 due primarily to lower sales levels in the first quarter of 2000 compared to the fourth quarter of 1999. Inventory levels increased by 8% primarily to support higher anticipated future sales levels and a broader product offering.

         Capital expenditures of $3.2 million during the first three months of 2000 represented the planned addition of equipment principally for research and development, manufacturing operations and facility expansion.

         The Company has a $15.0 million line of credit with a U.S. bank and lines of credit aggregating $2.8 million available to the Company's Japanese subsidiary from various Japan-based banks.

         The Company's $15.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at the lender's prime rate (9.00% at March 31, 2000), and expires on June 30, 2000, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The Company is in compliance with these requirements. There have been no borrowings under this credit facility.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.8 million with interest at the Japanese prime rate (1.375% at March 31, 2000) plus 0.125% per annum which expire between August and November 2000, if not renewed. There have been no borrowings under these lines of credit.

         In November 1999, the Company completed its private placement of $135.0 million principal amount at maturity of its 3.25% convertible subordinated discount notes due 2004 (the "Notes"), issued at 85.35% of their face amount (equivalent to gross proceeds at issuance before discounts and expenses of approximately $115.2 million). The gross proceeds at issuance included approximately $15.2 million from the sale of notes issued upon the initial purchasers' exercise in full of their over-allotment option. The Notes have a five-year term and are non-callable for the first three years.

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

NEW ACCOUNTING PRONOUNCEMENT

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides additional guidance in applying generally accepted accounting principals to revenue recognition in the financial statements. The Company is currently evaluating the provisions of SAB 101 and its potential impact on the Company's revenue recognition policy.

YEAR 2000 COMPLIANCE

         The Company has not experienced, and does not expect to experience, any significant problems associated with year 2000 issues. Similarly, to the Company's knowledge, distributors, suppliers, and other third parties with which the Company conducts business have not experienced material year 2000 problems to date. The Company did not incur material expenditures to test, repair, or replace equipment in connection with year 2000 issues.

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

PART II --OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits


        27.1 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TEKELEC



May 15, 2000

                                      /s/ Michael L. Margolis
                                      ------------------------------------------
                                      Michael L. Margolis
                                      President and Chief Executive Officer
                                      (Duly authorized officer)



                                      /s/ Douglas W. Moxley
                                      ------------------------------------------
                                      Douglas W. Moxley
                                      Corporate Controller
                                      (Principal financial and chief
                                      accounting officer)