Form 10-Q
period 2000-06-30
TEKELEC
filed 2000-08-14
CIK 790705

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

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

Yes [X]      No  [ ]

     As of August 2, 2000, there were 58,289,604 shares of the registrant's common stock, without par value, outstanding.

                                     TEKELEC
                                    FORM 10-Q
                                      INDEX

PART I -- FINANCIAL INFORMATION                                           PAGE
-------------------------------                                           ----

Item 1.     Consolidated Financial Statements

                   Consolidated Balance Sheets at June 30, 2000
                   and December 31, 1999                                   3

                   Consolidated Statements of Operations for the
                   three and six months ended June 30, 2000 and
                   1999                                                    4

                   Consolidated Statements of Comprehensive
                   Income for the three and six months ended June
                   30, 2000 and 1999                                       5

                   Consolidated Statements of Cash Flow for the
                   six months ended June 30, 2000 and 1999                 6

            Notes to Consolidated Financial Statements                     8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            17

PART II -- OTHER INFORMATION
----------------------------

Item 4.     Submission of Matters to a Vote of Security Holders            27

Item 5.     Other Information                                              27

Item 6.     Exhibits and Reports on Form 8-K                               28

SIGNATURES
----------

PART  I -- FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                     TEKELEC
                           CONSOLIDATED BALANCE SHEETS

                                              JUNE 30,        December 31,
                                                2000              1999
                                            -----------       ------------
                                             (thousands, except share data)
                                            (UNAUDITED)        (audited)
                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.............   $   89,635        $   46,671
   Short-term investments, at fair value.       12,675            37,997
   Accounts and notes receivable, less
     allowances of $1,413 and $1,478,
   respectively..........................       75,883            83,649
   Inventories...........................       23,691            24,310
   Amounts due from related parties......           --             1,847
   Income taxes receivable...............        9,891                --
   Deferred income taxes, net............        9,711             8,365
   Prepaid expenses and other current
   assets................................       13,850             5,150
                                            ----------        ----------
      Total current assets...............      235,336           207,989
Long-term investments, at fair value.....       39,153            21,996
Property and equipment, net..............       25,158            21,667
Intangible assets, net...................      119,572           135,706
Deferred income taxes, net...............        2,821             2,780
Other assets.............................        4,111             4,296
                                            ----------        ----------
      Total assets.......................   $  426,151        $  394,434
                                            ==========        ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable................   $   13,220        $   16,249
   Accrued expenses......................       14,030            19,196
   Accrued payroll and related expenses..        7,946             8,937
   Current portion of deferred revenues..       40,319            35,330
   Income taxes payable..................           --               575
                                            ----------        ----------
      Total current liabilities..........       75,515            80,287
Long-term convertible debt...............      117,498           115,786
Long-term portion of deferred revenues...        2,518             2,537
Long-term deferred income tax liability..       16,846            19,229
                                            ----------        ----------
      Total liabilities..................      212,377           217,839
                                            ----------        ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, without par value,
      200,000,000 shares authorized;
        58,055,937 and
      55,713,127 shares issued and
        outstanding, respectively........      138,897           101,385
   Retained earnings.....................       72,762            72,528
   Accumulated other comprehensive income        2,115             2,682
                                            ----------        ----------
      Total shareholders' equity.........      213,774           176,595
                                            ----------        ----------
      Total liabilities and shareholders'
        equity...........................   $  426,151        $  394,434
                                            ==========        ==========

See notes to consolidated financial statements.

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           Three Months Ended         Six Months Ended
                                                June 30,                  June 30,
                                        -----------------------   ------------------------
                                           2000         1999         2000          1999
                                        ----------   ----------   ----------    ----------
                                               (thousands except per share data)

REVENUES ............................   $  74,148    $  51,728    $ 134,210     $  84,413

COSTS AND EXPENSES:
   Cost of goods sold ...............      25,024       17,976       44,776        29,307
   Amortization of purchased
    technology ......................       2,530        1,496        5,071         1,514
   Research and development .........      12,900       10,525       25,139        19,393
   Selling, general and
    administrative ..................      22,030       15,582       41,392        26,957
   Amortization of goodwill and other
    intangible assets................       5,416        3,726       11,088         3,726
   Acquired in-process research and
    development and other acquisition-
    related charges..................        --          6,830         --           6,830
   Restructuring ....................        --           --           --           1,800
                                        ---------    ---------    ---------     ---------
      Total costs and expenses ......      67,900       56,135      127,466        89,527
                                        ---------    ---------    ---------     ---------

Income (Loss) from operations .......       6,248       (4,407)       6,744        (5,114)
Other income (expense):
   Interest income ..................       1,839          882        3,351         2,353
   Interest expense .................      (2,165)      (1,093)      (4,358)       (1,093)
   Other, net .......................        (132)          (6)        (160)           (2)
                                        ---------    ---------    ---------     ---------
      Total other income (expense)...        (458)        (217)      (1,167)        1,258
                                        ---------    ---------    ---------     ---------

Income (Loss) before provision for
  income taxes.......................       5,790       (4,624)       5,577        (3,856)
   Provision for income taxes .......       3,754        1,512        5,343         1,788
                                        ---------    ---------    ---------     ---------
      NET INCOME (LOSS) .............   $   2,036    $  (6,136)   $     234     $  (5,644)
                                        =========    =========    =========     =========

EARNINGS (LOSS) PER SHARE:
   Basic ............................   $    0.04    $   (0.11)        0.00     $   (0.10)
   Diluted ..........................        0.03        (0.11)        0.00         (0.10)

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING:
   Basic ............................      57,710       54,766       57,124        54,618
   Diluted ..........................      64,129       54,766       63,992        54,618


See notes to consolidated financial statements.

                                    TEKELEC
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)

                                      Three Months Ended      Six Months Ended
                                          June 30,                June 30,
                                    --------------------   --------------------
                                       2000      1999         2000      1999
                                    ---------  ---------   ---------  ---------
                                                     (thousands)

NET INCOME (LOSS).................  $  2,036   $ (6,136)   $    234   $ (5,644)
                                    --------   --------    --------   --------

Other comprehensive expense:
   Foreign currency translation
    adjustments...................       (5)        (39)       (567)      (587)
                                      -------    ------      -------    -------
COMPREHENSIVE INCOME (LOSS).......  $  2,031   $ (6,175)   $   (333)  $ (6,231)
                                      =======    ======      =======    =======

See notes to consolidated financial statements.

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                       ------------------------
                                                          2000           1999
                                                       ---------      ---------
                                                               (thousands)

CASH FLOW FROM OPERATING ACTIVITIES:

Net income (loss).................................     $    234       $ (5,644)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation...................................        5,586          3,705
   Amortization...................................       16,159          5,770
   Amortization of deferred financing costs.......          403             --
   Write-off of acquired in-process research
    and development...............................           --          6,000
   Non-cash portion of restructuring charge.......           --            800
   Convertible debt accretion ....................        1,712             --
   Deferred income taxes..........................       (2,199)          (538)
   Changes in assets and liabilities (excluding
    the effect of acquisition):
     Accounts and notes receivable................        7,543          5,172
     Inventories..................................          608         (1,337)
     Amounts due from related parties.............        1,847            102
     Income taxes receivable......................        6,961           (445)
     Prepaid expenses and other current assets....       (8,703)        (3,226)
     Trade accounts payable.......................       (2,755)         1,138
     Accrued expenses.............................       (5,144)         2,630
     Accrued payroll and related expenses.........         (972)        (6,198)
     Deferred revenues............................        4,965          1,843
     Income taxes payable.........................         (575)        (1,390)
                                                       --------       --------
      Total adjustments...........................       25,436         14,026
                                                       --------       --------
      Net cash provided by operating activities...       25,670          8,382
                                                       --------       --------
CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from maturity of available-for-sale
    securities....................................       42,397         80,916
   Purchase of available-for-sale securities......      (34,232)       (26,157)
   Payments in connection with acquisition, net
    of cash acquired..............................           --        (49,087)
   Purchase of property and equipment.............       (9,122)        (5,482)
   Purchase of technology.........................          (25)        (1,629)
   Decrease (Increase) in other assets............         (239)            71
                                                       --------       --------
      Net cash (used in) investing activities.....       (1,221)        (1,368)
                                                       --------       --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock.........       19,070          2,371
                                                       --------       --------
      Net cash provided by financing activities...       19,070          2,371
Effect of exchange rate changes on cash...........         (555)          (501)
                                                       --------       --------
   Net change in cash and cash equivalents........       42,964          8,884
Cash and cash equivalents at beginning of period..       46,671         31,932
                                                       --------       --------
Cash and cash equivalents at end of period........     $ 89,635       $ 40,816
                                                       ========       ========

See notes to consolidated financial statements.

                                     TEKELEC
                  CONSOLIDATED STATEMENTS OF CASH FLOW (CONT'D)
                                   (unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                      -----------------------
                                                         2000         1999
                                                      ---------     ---------
                                                             (thousands)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:



   Tax benefit related to stock options........       $  18,442     $   1,181
   Note payable in connection with acquisition.              --       100,000

   Assets and liabilities recognized in connection with acquisition:

     Accounts receivable.......................              --         9,957
     Other current assets......................              --        13,261
     Investments...............................              --         7,255
     Property and equipment....................              --         3,490
     Other assets..............................              --           169
     Intangibles...............................              --        61,000
     Goodwill..................................              --        94,774
     Accounts payable..........................              --         1,515
     Other current liabilities.................              --        22,429
     Deferred income tax liability.............              --        21,545

See notes to consolidated financial statements.

                                     TEKELEC
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

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

      The Company operates under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the three and six months ended June 30, 2000 and 1999 are for the thirteen and twenty-six weeks ended June 30, 2000 and July 2, 1999,respectively.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption of SAB 101 is required in the fourth quarter of 2000. The Company is currently evaluating the provisions of SAB 101 and its potential impact on the Company's revenue recognition policy.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 applied prospectively to new awards in a business combination, modifications to outstanding awards, and changes to grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards after December 15, 1999. Additional provisions of FIN 44 related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The Company believes that the adoption of FIN 44 will not have a material impact on its financial statements.

                                     TEKELEC
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



B.    ACQUISITION OF IEX CORPORATION

      On May 7, 1999, the Company acquired all of the outstanding stock of IEX Corporation ("IEX") for $163 million, consisting of $63 million in cash and $100 million in short-term notes that were refinanced with convertible notes in November 1999 (See Note G). IEX develops, markets and sells solutions for intelligent networks, call centers and other telecommunications markets.

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

                                               (thousands)
In-process research and development............  $  6,000
Developed and existing technology..............    48,000
Other intangibles..............................    13,000
Goodwill.......................................    95,274
Tangible assets acquired.......................    50,045
Deferred income tax liabilities associated with
   certain tangible assets.....................   (22,875)
Liabilities assumed............................   (24,444)
                                                 --------
                                                 $165,000
                                                 ========

      Based on a third party appraisal, management determined that $6.0 million of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. This amount was recorded as a non-recurring expense in the second quarter of 1999. Amortization expense of purchased technology and other intangible assets resulting from the acquisition amounted to $6.7 million and $13.5 million, net of amortization of associated deferred income tax liabilities of $1.1 million and $2.4 million, for the three and six months ended June 30, 2000.

      The following table shows pro forma revenue, net income (loss) and net income (loss) per share of the Company giving effect to the IEX acquisition as of the beginning of 1999, excluding the impact of one-time charges.

                                            For the Six Months Ended June 30,
                                                 2000                1999
                                          ------------------   ----------------
                                          (thousands, except per share amounts)

Revenues................................      $ 134,210           $  98,172
Net income (loss).......................            234             (13,132)
Net income (loss) per share.............           0.00               (0.24)

                                     TEKELEC
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



C.    CERTAIN BALANCE SHEET ITEMS

                                                  JUNE 30,     December 31,
                                                    2000           1999
                                                 ----------    ------------
     The components of inventories are:                   (thousands)

     Raw materials .........................      $   9,556      $  7,490
     Work in process .......................          1,940         2,366
     Finished goods ........................         12,195        14,454
                                                  ---------      --------
                                                  $  23,691      $ 24,310
                                                  =========      ========

     Property and equipment consist of the following:

     Manufacturing and development equipment      $  35,437      $ 31,124
     Furniture and office equipment ........         18,054        16,007
     Demonstration equipment ...............          3,200         3,207
     Leasehold improvements ................          5,522         4,105
                                                  ---------      --------
                                                     62,213        54,443

     Less, accumulated depreciation and
       amortization.........................        (37,055)      (32,776)
                                                  ---------      --------
        Property and equipment, net ........      $  25,158      $ 21,667
                                                  =========      ========

     Intangible assets consist of the following:
     Goodwill...............................      $  95,274      $ 95,274
     Purchased technology...................         49,737        49,712
     Other..................................         13,000        13,000
                                                  ---------      --------
                                                    158,011       157,986
     Less accumulated amortization..........        (38,439)      (22,280)
                                                  ---------      --------
        Intangible assets, net..............      $ 119,572      $135,706
                                                  =========      ========

D.    RELATED PARTY TRANSACTIONS

      Sales to related parties consisted of, and amounts due from related parties were the result of, transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board. In April 2000, these foreign affiliates were sold to an unrelated company. Sales transacted subsequent to the sale of the former affiliates and amounts due are no longer considered related party transactions. Sales to related parties through the date of the sale amounted to $51,000 and $739,000 for the three months ended June 30, 2000 and 1999, respectively, and $779,000 and $1.3 million for the six months ended June 30, 2000 and 1999, respectively.

      The Company's Japanese subsidiary purchases, for resale, products from an affiliate controlled by the Company's Chairman under a distribution arrangement. These purchases from the related party were $365,000 and $555,000 for the three and six months ended June 30, 2000, respectively. Amounts due to the related party at June 30, 2000 were $106,000.

                                     TEKELEC
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

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

                                    PROVISION
                                    RECORDED
                                   -----------
                                   (thousands)

Severance pay....................   $    700
Other accrued expenses...........        300
Inventory........................        350
Fixed assets.....................        200
Other assets.....................        250
                                     -------
                                     $ 1,800

      At December 31, 1999, all 27 employees had been terminated, and all of the severance costs and other accrued expenses had been paid.

F.    INCOME TAXES

      The income tax provisions for the three and six month periods ended June 30, 2000 were $3.8 million and $5.3 million, respectively, and reflected the effect of non-deductible acquisition-related costs, partially offset by benefits of $1.1 million and $2.4 million, respectively from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Although the Company had a loss for the three and six month periods ended June 30, 1999, income tax provisions of $1.5 million and $1.8 million, respectively, were recorded, reflecting the effect of the non-deductible items described above, partially offset by a benefit of $858,000 from the utilization of deferred tax benefits related to certain of these items.

      Excluding the effect of acquisition-related items, an estimated effective tax rate of 36% was applied for the three and six month periods ended June 30, 2000 and 1999 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development and foreign tax credits

G.    LINES OF CREDIT AND BORROWINGS

      The Company had a $15.0 million line of credit that expired on June 30, 2000 and was replaced by a $20.0 million line of credit on July 31, 2000 on substantially the same terms and conditions as the expired line of credit.

                                     TEKELEC
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

      The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (9.5% at June 30, 2000), and expires on July 30, 2001, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

      The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.8 million with interest at the Japanese prime rate (1.375% at June 30, 2000) plus 0.125% per annum which expire between August and November 2000, if not renewed. There have been no borrowings under these lines of credit.

      In November 1999, the Company completed its private placement of $135.0 million principal amount at maturity of its 3.25% convertible subordinated discount notes due 2004 (the "Notes"), issued at 85.35% of their face amount (equivalent to gross proceeds of approximately $115.2 million at issuance before discounts and expenses). The Notes are callable after the first three years.

H.    SEGMENT INFORMATION

      The Network Systems operating segment develops, markets and sells the Company's Eagle STP products based on the Company's high capacity packet switching platform; the IP7 Secure Gateway, an SS7 gateway for signaling in converged networks, and other IP7 convergence products; and network systems products resulting from the Company's acquisition of IEX, including Service Control Point, an advanced database server used for the provisioning of telephony applications, VoX Gateway Controller, a media gateway controller for converged networks, and Prepaid Services, a prepaid calling platform. The Network Diagnostics operating segment develops, markets and sells diagnostic products, including MGTS, a diagnostic tool used primarily by equipment suppliers for research and development, Sentinel, a diagnostic tool used primarily by network operators for testing and surveillance within telecommunications networks and i3000, a diagnostic tool for converged networks. The Japan Diagnostics operating segment sells the Company's and third parties' diagnostic products to customers in Japan. The Call Center operating segment develops, markets and sells software-based solutions for call centers, including TotalView Workforce Management and TotalNet Call Routing. Transfers between operating segments are made at prices reflecting market conditions. The allocation of revenues from external customers by geographical area is determined by the destination of the sale.

                                     TEKELEC
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

The Company's operating segments and geographical information are as follows (in thousands):

OPERATING SEGMENTS

                                                   NET SALES
                                     -------------------------------------------
                                     Three Months Ended       Six Months Ended
                                          June 30,               June 30,
                                     ------------------     --------------------
                                        2000      1999        2000       1999
                                     ---------  --------    ---------  ---------

Network Systems...................   $ 47,638   $ 30,744    $ 84,156   $ 51,109
Network Diagnostics...............     14,158     12,664      26,836     20,546
Call Center Products..............      8,019      4,878      14,706      4,878
Japan Diagnostics.................      6,295      3,672      11,094      8,505
Intercompany Eliminations.........     (1,962)     (230)      (2,582)      (625)
                                     --------   -------     --------   --------
   Total net sales................     74,148   $ 51,728    $ 134,210  $ 84,413
                                     ========   ========    =========  ========



                                              OPERATING INCOME (LOSS)
                                    --------------------------------------------
                                      Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                    ----------------------  --------------------
                                       2000        1999        2000      1999
                                    ----------  ----------  ---------  ---------

Network Systems...................  $  14,558   $   5,293   $ 24,346   $  8,605
Network Diagnostics(1)............      2,859       3,282      4,934      1,301
Call Center Products..............      2,987       2,351      4,903      2,351
Japan Diagnostics.................        528        (109)       743        191
Intercompany Eliminations ........       (723)         (8)      (859)       153
General Corporate(2)..............    (13,961)    (15,216)   (27,323)   (17,715)
                                    ---------   ---------   --------   --------
   Total operating income (loss)..  $   6,248   $  (4,407)  $  6,744   $ (5,114)
                                    =========   =========   ========   ========

--------------------------------

(1) Network Diagnostics operating segment reflects the $1,800 restructuring charge recorded in the six months ended June 30, 1999 (see Note E).

(2) General Corporate includes acquisition-related charges and amortization of $7,816 and $12,033 for the three months ended June 30, 2000 and 1999, respectively, and $15,888 and $12,033 for the six months ended June 30, 2000 and 1999, respectively.

                                     TEKELEC
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

ENTERPRISE-WIDE DISCLOSURES

The following table sets forth, for the periods indicated, revenues from external customers by principal product line:

                                          Three Months Ended          Six Months Ended
                                               June 30,                  June 30,
                                        ---------------------     ----------------------
                                          2000        1999          2000         1999
                                        --------    ---------     ---------    ---------

Network Systems...................      $ 47,638    $ 30,744      $  84,156    $ 51,109
Network Diagnostics...............        18,491      16,106         35,348      28,426
Call Center Products..............         8,019       4,878         14,706       4,878
                                        --------    --------      ---------    --------
   Total revenues from external
     customers....................      $ 74,148    $ 51,728      $ 134,210    $ 84,413
                                        ========    ========      =========    ========

The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

                                          Three Months Ended          Six Months Ended
                                               June 30,                  June 30,
                                        ---------------------     ----------------------
                                          2000        1999          2000         1999
                                        --------    ---------     ---------    ---------

North America.....................      $ 53,306    $ 40,178      $ 100,880    $ 61,308
Japan.............................         6,320       3,672         11,124       8,505
Europe............................         3,797       2,925          6,440       4,727
Rest of World.....................        10,725       4,953         15,766       9,873
                                         -------     -------       --------     -------
   Total revenues from external
   customers......................      $ 74,148    $ 51,728      $ 134,210    $ 84,413
                                        ========    ========      =========    ========

The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets:

                                       JUNE 30,    December 31,
                                         2000          1999
                                     ---------     ------------

United States.....................   $ 147,393      $ 160,109
Japan.............................       1,095          1,175
Other.............................         353            385
                                     ---------      ---------
   Total long-lived assets........   $ 148,841      $ 161,669
                                     =========      =========

                                     TEKELEC
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

I.    EARNINGS PER SHARE

      The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2000 and 1999:

                                              NET INCOME (LOSS)          SHARES    PER SHARE
                                                 (NUMERATOR)         (DENOMINATOR)   AMOUNT
                                              ----------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 2000:          (thousands, except per share amount)

Basic EPS................................         $  2,036              57,710      $  0.04
Effect of Dilutive Securities - Stock
   Options and Warrants..................               --               6,419
                                                  --------              ------
Diluted EPS..............................         $  2,036              64,129      $  0.03
                                                  ========              ======

FOR THE THREE MONTHS ENDED JUNE 30, 1999:

Basic EPS................................         $ (6,136)             54,766      $ (0.11)
Effect of Dilutive Securities - Stock
   Options and Warrants..................               --                  --
                                                  --------              ------
Diluted EPS..............................         $ (6,136)             54,766      $ (0.11)
                                                  ========              ======

FOR THE SIX MONTHS ENDED JUNE  30, 2000:

Basic EPS................................         $    234              57,124      $  0.00
Effect of Dilutive Securities - Stock
   Options and Warrants..................               --              6,868
                                                  --------              ------
Diluted EPS..............................         $    234              63,992      $  0.00
                                                  ========              ======

FOR THE SIX MONTHS ENDED JUNE 30, 1999:

Basic EPS................................         $ (5,644)             54,618      $ (0.10)
Effect of Dilutive Securities - Stock
   Options and Warrants..................               --                  --
                                                  --------              ------
Diluted EPS..............................         $ (5,644)             54,618      $ (0.10)
                                                  ========              ======

J.    COMMON STOCK

      On August 25, 1997, the Company adopted a shareholder rights plan to protect shareholders against unsolicited attempts to acquire control of the Company where such transactions do not offer what the Company believes to be an adequate price to all shareholders. Under the plan, a dividend distribution of one right for each outstanding share of Tekelec Common Stock was made to shareholders of record on September 5, 1997, and such rights expire on September 5, 2007. As adjusted to take into account the Company's 1998 two-for-one stock split, each right, when exercisable, entitles the registered holder to purchase from the Company one share of Common Stock at a price of $90 per share, subject to adjustment (the "Purchase Price").

                                     TEKELEC
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

      The rights will be exercisable only if a person or group (except for certain exempted persons or groups, including those shareholders of the Company who at the time of adoption of the plan beneficially owned more than 15% of the Company's Common Stock) acquires 15% or more of Tekelec's Common Stock or announces a tender offer which would result in ownership of 15% or more of the Common Stock. Under the plan, if any person or group (other than the Company, any subsidiary of the Company, any employee benefit plan of the Company or any exempted person or group) acquires 15% or more of the Company's outstanding voting stock without the prior written consent of the Company's Board of Directors, each right, except those held by such acquiring persons or group, would entitle the holder of the right to acquire, by paying to the Company the then current Purchase Price, such number of shares of the Company's Common Stock as would equal the result obtained by multiplying the then current Purchase Price by the number of shares of Common Stock for which the right is then exercisable and then dividing the product by 50% of the then current per-share market price of the Company's Common Stock.

      The Company may redeem the rights at a redemption price of $0.005 per right at any time until ten business days after a person or group acquires 15% or more of the Company's outstanding shares of voting stock. At any time after a person or group acquires 15% or more, but less than 50%, of the Company's outstanding shares of voting stock, the Company may also exchange each right for one share of Common Stock.

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

OVERVIEW

      In May 1999, the Company acquired all of the outstanding stock of IEX Corporation ("IEX"), which develops, markets and sells solutions for intelligent networks, call centers and other telecommunications markets. The Company accounted for the IEX acquisition under the purchase method of accounting, and the results of operations of IEX are included in the results of operations beginning May 1999. In connection with the acquisition, the Company also recorded approximately $133.4 million of goodwill and other intangible assets, net of related deferred income tax liabilities, and $6.0 million of acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use that was recorded as a non-recurring expense in the second quarter of 1999.

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:

                             PERCENTAGE OF REVENUES

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                             -------------------     --------------------
                                               2000       1999         2000        1999
                                             --------   --------     --------    --------
Revenues ..............................       100.0%     100.0%       100.0%      100.0%
Cost of goods sold ....................        33.7       34.8         33.4        34.7
Amortization of purchased technology ..         3.5        2.9          3.7         1.8
                                              -----      -----        -----       -----
Gross profit ..........................        62.8       62.3         62.9        63.5

Research and development ..............        17.4       20.3         18.7        23.0
Selling, general and administrative ...        29.7       30.1         30.8        32.0
Amortization of goodwill and other
purchased intangibles .................         7.3        7.2          8.4         4.4
Non-recurring acquisition-related
charges ...............................         --        13.2          --          8.1
Restructuring .........................         --         --           --          2.1
                                              -----      -----        -----       -----
Total operating expenses ..............        54.4       70.8         57.9        69.6
                                              -----      -----        -----       -----

Income (loss) from operations .........         8.4       (8.5)         5.0        (6.1)
Interest and other income (expense),
net ...................................        (0.6)      (0.4)        (0.8)        1.5
                                              -----      -----        -----       -----
Income (loss) before provision for
income taxes ..........................         7.8       (8.9)         4.2        (4.6)

Provision for income taxes ............         5.1        2.9          4.0         2.1
                                              -----      -----        -----       -----
Net income (loss) .....................         2.7%     (11.8)%        0.2%       (6.7)%
                                              =====      =====        =====       =====

      The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                             PERCENTAGE OF REVENUES

                                     Three Months Ended        Six Months Ended
                                          June 30,                  June 30,
                                     ------------------        ----------------
                                     2000          1999        2000       1999
                                     ----          ----        ----       ----
Network Systems...................    64%           59%         63%        61%
Network Diagnostics...............    25            32          26         33
Call Center Products..............    11             9          11          6
                                     ----          ----        ----       ----
   Total..........................   100%          100%        100%       100%
                                     ====          ====        ====       ====

      The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:


                             PERCENTAGE OF REVENUES

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,             JUNE 30,
                                       ------------------     ----------------
                                       2000          1999     2000        1999
                                       ----          ----     ----        ----

North America.....................      72%           78%      75%         73%
Japan.............................       9             7        8          10
Europe............................       5             6        5           5
Rest of World.....................      14             9       12          12
                                       ---           ---      ---         ---
   Total..........................     100%          100%     100%        100%
                                       ===           ===      ===         ===

     THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS ENDED
                                  JUNE 30, 1999

      REVENUES. The Company's revenues increased by $22.4 million, or 43%, during the second quarter of 2000 due primarily to higher sales of network systems products and services and secondarily to increased sales of MGTS and call center products.

      Revenues from network systems products increased by $16.9 million, or 55%, to $47.6 million due primarily to higher sales of Eagle STP products, increased sales for the Company's local number portability product and the addition of sales of the Company's IP7 products, partially offset by lower sales of extensions and upgrades.

      Revenues from network diagnostics products increased by $2.4 million, or 15%, due principally to higher sales of the Company's MGTS diagnostics products.

      Revenues from call center products increased by $3.1 million, or 64%, as a result of revenues for the second quarter of 2000 reflecting sales for three months compared to the inclusion in the second quarter of 1999 of only those sales following the May 1999 acquisition of IEX.

      Revenues in North America increased by $13.1 million, or 33%, due primarily to higher sales of Eagle STP and call center products. Sales in Japan increased by $2.6 million or 72% as a result of higher sales of MGTS and third-party data diagnostics products. Revenues in Europe increased by $872,000, or 30%, due to higher network systems and network diagnostic product sales. Rest of world revenues increased by $5.8 million or 117% due primarily to higher Eagle STP product sales.

      The impact of exchange rate fluctuations on currency translations increased revenues by $757,000, or 1%, and did not have a material effect on net income in the second quarter of 2000.

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

      GROSS PROFIT. Gross profit as a percentage of revenues was essentially flat at 62.8% in 2000 compared to 62.3% in 1999. Excluding the amortization of purchased technology related to the IEX acquisition, gross profit as a percentage of revenues for the three months ended June 30, 2000 was 66.1% compared to 65.2% for the three months ended June 30, 1999.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased overall by $2.4 million, or 23%, and decreased as a percentage of revenues to 17.4% in the second quarter of 2000 from 20.3% in the second quarter of 1999. The dollar increase was attributable principally to increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements for both network systems and network diagnostics products, primarily related to the Company's continued development of products to address the Internet Protocol ("IP")/Signaling System #7 ("SS7") market. Based on the Company's present product development plans, the Company expects that its research and development expenses for the remainder of 2000 will increase in dollars when compared to prior periods in 1999.

      The Company intends to continue to make substantial investments in product and technology development and believes that its future success depends in large part upon its ability to continue to enhance existing products and to develop or acquire new products that maintain the Company's technological competitiveness.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $6.4 million, or 41%, and decreased as a percentage of revenues to 29.7% in the second quarter of 2000 from 30.1% in the second quarter of 1999. The dollar increase was primarily due to increased personnel and infrastructure-related expenses incurred to support the growing Eagle STP installed base and anticipated higher sales levels. The Company expects that selling, general and administrative expenses for the remainder of 2000 will increase in dollars when compared to prior periods.

      INTEREST AND OTHER INCOME (EXPENSE), NET. Interest expense increased by $1.1 million or 98% primarily as a result of interest incurred for convertible debt issued in connection with the acquisition of IEX for the entire quarter compared to two months of interest incurred during the quarter ended June 30, 1999 for notes issued in connection with the acquisition of IEX. Interest income increased $957,000 or 108% due to higher invested cash balances in 2000 compared to 1999 due to cash payments made in connection with the acquisition of IEX in 1999.

      INCOME TAXES. The income tax provision for the second quarter of 2000 was $3.8 million and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $1.1 million from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Although the Company had a loss for the three month period ended June 30, 1999, an income tax provision of $1.5 million was recorded reflecting the effect of the non-deductible items described above, partially offset by a benefit of $858,000 for the utilization of deferred tax benefits related to certain of these items.

      Excluding the effect of acquisition-related items, an estimated effective tax rate of 36% was applied for the three month periods ended June 30, 2000 and 1999 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development and foreign tax credits.

        SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED
                                  JUNE 30, 1999

      REVENUES. The Company's revenues increased by $49.8 million, or 59%, during the six months ended June 30, 2000 due primarily to higher sales of network systems products and services and secondarily to the inclusion of post-acquisition sales of IEX call center products following the acquisition of IEX and higher sales of network diagnostics products.

      Revenues from network systems products increased by $33.0 million, or 65%, to $84.2 million due primarily to higher sales of Eagle STP products and the addition of sales of the Company's IP7 products.

      Revenues from network diagnostics products increased by $6.9 million, or 24%, due principally to higher sales of the Company's Sentinel and MGTS diagnostics products.

      Revenues from call center products increased by $9.8 million, or 201%, as a result of revenues for the first half of 2000 reflecting sales for six months compared to the inclusion in the first half of 1999 of only those sales following the May 1999 acquisition.

      Revenues in North America increased by $39.6 million, or 65%, due primarily to higher sales of Eagle STP products and the inclusion of IEX product sales. Sales in Japan increased $2.6 million or 31% as a result of higher sales of MGTS and third-party data diagnostics products. Revenues in Europe increased by $1.7 million, or 36%, due to higher network diagnostic product sales. Rest of world revenues increased by $5.9 million or 60% due to increased Eagle STP sales.

      The impact of exchange rate fluctuations on currency translations increased revenues by $1.2 million, or 1%, and did not have a material effect on net income in the six months ended June 30, 2000.

      GROSS PROFIT. Gross profit as a percentage of revenues decreased to 62.9% in the six months ended June 30, 2000 compared with 63.5% in the six months ended June 30, 1999. The decrease in gross margins was primarily due to the inclusion of amortization of purchased technology, principally in connection with the acquisition of IEX, as the amortization of purchased technology was for a six month period in 2000 as compared to a two month period of amortization in the six months ended June 30, 1999. Excluding the amortization of purchased technology related to the IEX acquisition, gross profit as a percentage of sales was 66.4% for the six months ended June 30, 2000 compared to 65.3% for the six months ended June 30, 1999, due primarily to higher network system margins.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased overall by $5.7 million, or 30%, and decreased as a percentage of revenues to 18.7% in the six months ended June 30, 2000 from 23% in the six months ended June 30, 1999. The dollar increase was attributable principally to the inclusion of post-acquisition IEX research and development expenses, and increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements for both network systems and network diagnostics products, primarily related to the Company's continued development of products to address the IP/SS7 market.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $14.4 million, or 54%, and decreased as a percentage of revenues to 30.8% in the six months ended June 30, 2000 from 31.9% in the six months ended June 30, 1999. The dollar increase was primarily due to the inclusion of post-acquisition IEX selling, general and administrative expenses and increased personnel and infrastructure-related expenses incurred to support the growing Eagle STP installed base and anticipated higher sales levels.

      INTEREST AND OTHER INCOME (EXPENSE), NET. Interest expense increased by $3.3 million, or 299%, primarily as a result of interest incurred for convertible debt issued in connection with the acquisition of IEX for the entire six months compared to two months of interest incurred during the six months ended June 30, 1999 for notes issued in connection with the acquisition of IEX. Interest income increased $998,000 or 42% due to higher invested cash balances in 2000 compared to 1999 due to cash payments made in connection with the acquisition of IEX in 1999.

      INCOME TAXES. The income tax provision for the six months ended June 30, 2000 was $5.3 million and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $2.4 million from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Although the Company had a loss for the six month period ended June 30, 1999, an income tax provision $1.8 million was recorded, reflecting the effect of the non-deductible items described above, partially offset by a benefit of $858,000 from the utilization of deferred tax benefits related to certain of these items.

      Excluding the effect of acquisition-related items, an estimated effective tax rate of 36% was applied for the six month periods ended June 30, 2000 and 1999 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development and foreign tax credits

      LIQUIDITY AND CAPITAL RESOURCES

      During the six month period ended June 30, 2000, cash and cash equivalents increased by $43.0 million to $89.6 million, after net proceeds of $8.2 million from the sale of short-term and long-term investments. Operating activities, net of the effects of exchange rate changes on cash, provided $25.1 million. Financing activities, which represented proceeds from the issuance of Common Stock upon the exercise of options and warrants, provided $19.1 million, and investing activities, excluding the net proceeds from the sale of short-term and long-term investments, used $9.4 million primarily due to capital expenditures.

      Accounts receivable, including amounts due from related parties, decreased by 11% during the first six months of 2000 due to improvement in the linearity of sales in the second quarter of 2000 compared to the fourth quarter of 1999 and strong collections activity. Prepaid expenses and other current assets increased by $8.7 million in the first six months of 2000 due to costs of sales that were deferred pending the completion of certain large systems projects. Deferred revenue increased by 13% due to the deferral of revenue related to these large systems projects. Trade accounts payable and accrued expenses decreased by 19% and 27%, respectively, during the first six months of 2000 due primarily to the timing of inventory purchases and sales tax payments.

      Capital expenditures of $9.1 million during the first six months of 2000 represented the planned addition of equipment principally for research and development, manufacturing operations and facility expansion.

      The Company had a $15.0 million line of credit that expired on June 30, 2000 which was replaced by a $20.0 million line of credit on August 2, 2000 on substantially the same terms and conditions as the expired line of credit.

      The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (9.5% at June 30, 2000), and expires on July 15, 2001, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

      The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.8 million with interest at the Japanese prime rate (1.375% at June 30, 2000) plus 0.125% per annum which expire between August and November 2000, if not renewed. There have been no borrowings under these lines of credit.

      In November 1999, the Company completed its private placement of $135.0 million principal amount at maturity of its 3.25% convertible subordinated discount notes due 2004 (the "Notes"), issued at 85.35% of their face amount (equivalent to gross proceeds of approximately $115.2 million at issuance before discounts and expenses). The Notes are callable after the first three years.

      On November 4, 1999, the Company used a portion of the net proceeds from the Notes to retire all of the $100.0 million in short-term notes, which had been issued in May 1999 in connection with the acquisition of IEX Corporation.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption of SAB 101 is required in the fourth quarter of 2000. The Company is currently evaluating the provisions of SAB 101 and its potential impact on the Company's revenue recognition policy.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 applied prospectively to new awards in a business combination, modifications to outstanding awards, and changes to grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards after December 15, 1999. Additional provisions of FIN 44 related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The Company believes that the adoption of FIN 44 will not have a material impact on its financial statements.

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

      "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The statements that are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the current belief, expectations or intent of the Company's management. These statements are subject to and involve certain risks and uncertainties including, but not limited to, timing of significant orders and shipments and the resulting fluctuation of the Company's operating results; changes in customer product mix; customer acceptance of the Company's products; capital spending patterns of customers; the Company's limited product offerings; risks relating to the convergence of voice and data networks; competition and pricing; the Company's relatively limited number of customers; new product introductions by the Company or its competitors; risks related to the Company's acquisition of IEX; product liability risks; the continued growth in third party purchases of diagnostics systems; customer acceptance of the Company's products; uncertainties relating to the Company's international operations; intellectual property protection; carrier deployment of intelligent network services; the level and timing of research and development expenditures; regulatory changes; general economic conditions; and other risks described in this Quarterly Report, the Company's Annual Report on Form 10-K for 1999 and in certain of the Company's Securities and Exchange Commission filings. Many of these risks and uncertainties are outside of the Company's control and are difficult for the Company to forecast or mitigate. Actual results may differ materially from those expressed or implied in such forward-looking statements.

PART II -- OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) On May 12, 2000, the Company held its 2000 Annual Meeting of Shareholders (the "Annual Meeting").

      (b) At the Annual Meeting, the following persons were elected as directors of the Company. The numbers of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name.


            NAME OF DIRECTOR          VOTES CAST FOR DIRECTOR   VOTES WITHHELD
            ----------------          -----------------------   --------------
            Robert V. Adams                  44,369,315             350,414
            Jean-Claude Asscher              44,274,005             445,724
            Daniel L. Brenner                44,372,215             347,514
            Michael L. Margolis              44,277,205             442,524
            Howard Oringer                   44,367,886             351,843
            Jon F. Rager                     44,272,176             447,553

      (c) At the Annual Meeting, the shareholders approved, with 32,959,583 votes cast in favor and 11,685,169 votes cast against, an amendment to the Company's 1994 Stock Option Plan increasing the aggregate number of shares of Common Stock authorized for issuance thereunder by 2,800,000. There were 74,977 abstentions and no broker nonvotes with respect to this matter.

      (d) At the Annual Meeting, with 44,661,437 votes cast in favor, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2000. 27,953 votes were cast against such ratification, and there were 30,339 abstentions with respect to this matter.

ITEM 5.           OTHER INFORMATION

Notice of any shareholder proposal to be presented at the Company's Annual Meeting of Shareholders to be held in 2001 that is not submitted to the Company pursuant to SEC Rule 14a-8 will be considered untimely if not received by the Company on or before December 1, 2000.

PART II -- OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      10.1  Bonus Plan for the year ended December 31, 2000

      10.2 Employment Offer Letter dated May 22, 2000 between the Registrant and Paul J. Pucino

      27.1 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

      (c)   Reports on Form 8-K

            No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TEKELEC

August 14, 2000
                                                /s/ Michael L. Margolis
                                                --------------------------------
                                                Michael L. Margolis
                                                President and Chief Executive
                                                Officer
                                                (Duly authorized officer)




                                                /s/ Paul J. Pucino
                                                --------------------------------
                                                Paul J. Pucino
                                                Chief Financial Officer and
                                                Vice President
                                                (Principal financial and chief
                                                accounting officer)

INDEX TO EXHIBITS

                                                           SEQUENTIALLY
EXHIBIT                                                      NUMBERED
NUMBER                 DESCRIPTION                             PAGE
-------                -----------                         ------------

10.1        Bonus Plan for the year ended December 31, 2000

10.2 Employment Offer Letter dated May 22, 2000 between the Registrant and Paul J. Pucino

27.1 Financial Data Schedule (provided for the information of the Securities and Exchange
            Commission only.)