Form 10-Q
period 2000-09-30
TEKELEC
filed 2000-11-13
CIK 790705

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000

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

Yes  [X]   No  [ ]

         As of November 3, 2000, there were 58,712,520 shares of the registrant's common stock, without par value, outstanding.

                                     TEKELEC
                                    FORM 10-Q
                                      INDEX

PART I -- FINANCIAL INFORMATION                                             PAGE
-------------------------------

Item 1.   Consolidated Financial Statements

              Consolidated Balance Sheets at September 30, 2000
              and December 31, 1999                                           3

              Consolidated Statements of Operations for the three and nine
              months ended September 30, 2000 and 1999                        4

              Consolidated Statements of Comprehensive Income for the
              three and nine months ended September 30, 2000 and 1999         5

              Consolidated Statements of Cash Flow for the nine months        6
              ended September 30, 2000 and 1999

          Notes to Consolidated Financial Statements                          8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                17

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                  27

Item 6.   Exhibits and Reports on Form 8-K                                   28

SIGNATURES
----------

PART  I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                     TEKELEC
                           CONSOLIDATED BALANCE SHEETS
                                                                       SEPTEMBER 30,              December 31,
                                                                          2000                       1999
                                                                     ----------------           --------------
                                                                          (thousands, except share data)
                                                                     (UNAUDITED)                  (audited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..............................      $       84,789             $       46,671
     Short-term investments, at fair value..................              37,454                     37,997
     Accounts and notes receivable, less
       allowances of $1,272 and $1,478, respectively........              87,524                     83,649
     Inventories............................................              24,620                     24,310
     Amounts due from related parties.......................                  --                      1,847
     Income taxes receivable................................               8,324                         --
     Deferred income taxes, net.............................               9,666                      8,365
     Prepaid expenses and other current assets..............              15,927                      5,150
                                                                     ---------------            --------------
         Total current assets...............................             268,304                    207,989
Long-term investments, at fair value........................              35,000                     21,996
Property and equipment, net.................................              28,661                     21,667
Intangible assets, net......................................             111,777                    135,706
Deferred income taxes, net..................................               2,825                      2,780
Other assets................................................               4,011                      4,296
                                                                     ---------------            --------------
         Total assets.......................................      $      450,578             $      394,434
                                                                     ===============            ==============
           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable.................................      $       17,883             $       16,249
     Accrued expenses.......................................              17,757                     19,196
     Accrued payroll and related expenses...................              10,752                      8,937
     Current portion of deferred revenues...................              40,730                     35,330
     Income taxes payable...................................                  --                        575
                                                                     ---------------            --------------
         Total current liabilities..........................              87,122                     80,287
Long-term convertible debt..................................             118,376                    115,786
Long-term portion of deferred revenues......................               1,985                      2,537
Long-term deferred income tax liability.....................              15,702                     19,229
                                                                     ---------------            --------------
         Total liabilities..................................             223,185                    217,839
                                                                     ---------------            --------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, without par value,
         200,000,000 shares authorized; 58,521,797 and
         55,713,127 shares issued and outstanding,
         respectively.......................................             146,836                    101,385
     Retained earnings......................................              78,920                     72,528
     Accumulated other comprehensive income.................               1,637                      2,682
                                                                     ---------------            --------------
         Total shareholders' equity.........................             227,393                    176,595
                                                                     ---------------            --------------
         Total liabilities and shareholders' equity.........      $      450,578             $      394,434
                                                                     ===============            ==============

See notes to consolidated financial statements.

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30,                      September 30,
                                                               -----------------------           ------------------------
                                                                  2000          1999                2000          1999
                                                                  ----          ----                ----          ----
                                                                         (thousands, except per share data)

REVENUES..........................................        $     83,755  $     64,743        $    217,965  $    149,156

COSTS AND EXPENSES:
     Cost of goods sold...........................              27,313        22,978              72,089        52,285
     Amortization of purchased technology.........               2,530         2,464               7,601         3,978
     Research and development ....................              14,380        10,881              39,519        30,274
     Selling, general and administrative .........              22,036        17,438              63,428        44,395
     Amortization of goodwill and other intangible
       assets ....................................               5,416         6,055              16,504         9,781
     Acquired in-process research and development
       and other acquisition-related charges .....                  --            --                  --         6,830
     Restructuring ...............................                  --            --                  --         1,800
                                                             ---------     ---------           ----------    ----------
         Total costs and expenses ................              71,675        59,816             199,141       149,343
                                                             ---------     ---------           ----------    ----------

Income (Loss) from operations.....................              12,080         4,927              18,824          (187)
Interest and other income (expense):
     Interest income..............................               2,303           935               5,654         3,288
     Interest expense.............................              (2,181)       (1,765)             (6,539)       (2,858)
     Other, net...................................                  28           (67)               (132)          (69)
                                                             ---------     ---------           ----------    ----------
         Total other income (expense).............                 150          (897)             (1,017)          361
                                                             ---------     ---------           ----------    ----------

Income before provision for income taxes                        12,230         4,030              17,807           174
     Provision for income taxes ..................               6,072         3,110              11,415         4,898
                                                             ---------     ---------           ----------    ----------
         NET INCOME (LOSS)........................        $      6,158  $        920        $      6,392  $     (4,724)
                                                             =========     =========           ==========    ==========

EARNINGS (LOSS) PER SHARE:
     Basic .......................................        $       0.11  $       0.02        $       0.11  $      (0.09)
     Diluted .....................................                0.10          0.02                0.10         (0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic .......................................              58,322        55,094              57,777        54,776
     Diluted .....................................              64,542        58,864              64,429        54,776


See notes to consolidated financial statements.

                                     TEKELEC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                   September 30,
                                                           ------------------------         -------------------------
                                                              2000          1999               2000          1999
                                                              ----          ----               ----          ----
                                                                                    (thousands)

NET INCOME (LOSS).................................        $    6,158    $     920        $    6,392     $ (4,724)

Other comprehensive income (expense):

     Foreign currency translation adjustments.....              (478)       1,847            (1,045)       1,260
                                                            ---------     ---------        ---------      ---------
COMPREHENSIVE INCOME (LOSS).......................        $    5,680    $   2,767        $    5,347     $ (3,464)
                                                            =========     =========        =========      =========

See notes to consolidated financial statements.

                                     TEKELEC
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                  -------------------------------
                                                                                      2000                1999
                                                                                      ----                ----
                                                                                            (thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)...................................................           $     6,392         $    (4,724)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation...................................................                 8,567               5,960
     Amortization...................................................                24,106              14,289
     Amortization of deferred financing costs.......................                   608                  --
     Write-off of acquired in-process research and development......                    --               6,000
     Non-cash portion of restructuring charge.......................                    --                 800
     Convertible debt accretion ....................................                 2,590                  --
     Deferred income taxes..........................................                (4,913)             (3,653)
     Tax benefit related to stock options exercised.................                22,317               1,830
     Changes in assets and liabilities (excluding the effect
     of acquisition):
       Accounts and notes receivable................................                (4,176)             (6,934)
       Inventories..................................................                  (368)             (2,758)
       Amounts due from related parties.............................                 1,847                 931
       Income taxes receivable......................................                (8,324)               (781)
       Prepaid expenses and other current assets....................               (10,785)             (1,635)
       Trade accounts payable.......................................                 1,898               2,899
       Accrued expenses.............................................                (1,421)              1,436
       Accrued payroll and related expenses.........................                 1,851              (4,881)
       Deferred revenues............................................                 4,859               3,011
       Income taxes payable.........................................                  (575)              1,542
                                                                                  -----------         -----------
         Total adjustments..........................................                38,081              18,056
                                                                                  -----------         -----------
         Net cash provided by operating activities..................                44,473              13,332
                                                                                  -----------         -----------
CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from maturity of available-for-sale securities........                56,525              58,682
     Purchase of available-for-sale securities......................               (68,986)            (25,740)
     Payments in connection with acquisition, net of cash acquired..                    --             (49,087)
     Purchase of property and equipment.............................               (15,631)             (8,463)
     Purchase of technology.........................................                  (177)             (1,774)
     Decrease (Increase) in other assets............................                  (354)                111
                                                                                  -----------         -----------
         Net cash used in investing activities......................               (28,623)            (26,271)
                                                                                  -----------         -----------
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock.........................                23,133               3,694
                                                                                  -----------         -----------
         Net cash provided by financing activities..................                23,133               3,694
Effect of exchange rate changes on cash.............................                  (865)                957
                                                                                  -----------         -----------
     Net change in cash and cash equivalents........................                38,118              (8,288)
Cash and cash equivalents at beginning of period....................                46,671              31,932
                                                                                  -----------         -----------
Cash and cash equivalents at end of period..........................           $    84,789         $    23,644
                                                                                  ===========         ===========

See notes to consolidated financial statements.

                                     TEKELEC
                  CONSOLIDATED STATEMENTS OF CASH FLOW (CONT'D)
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                    ------------------------------
                                                                                        2000               1999
                                                                                        ----               ----
                                                                                             (thousands)
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
     Note payable in connection with acquisition....................                      --             100,000

     Assets and liabilities recognized in connection with acquisition:
       Accounts receivable..........................................                      --               9,957
       Other current assets.........................................                      --              13,261
       Investments..................................................                      --               7,255
       Property and equipment.......................................                      --               3,490
       Other assets.................................................                      --                 169
       Intangibles..................................................                      --              61,000
       Goodwill.....................................................                      --              94,774
       Accounts payable.............................................                      --               1,515
       Other current liabilities....................................                      --              22,429
       Deferred income tax liability................................                      --              21,545

See notes to consolidated financial statements.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.       BASIS OF PRESENTATION

         The consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 1999, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition, operating results and cash flows for the interim periods presented.

         The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year. Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

         The Company operates under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying financial statements for the three and nine months ended September 30, 2000 and 1999 are for the thirteen and thirty-nine weeks ended September 29, 2000 and October 1, 1999, respectively.

         These interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999, and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         On May 7, 1999, the Company purchased all of the outstanding stock of IEX Corporation ("IEX"). The acquisition has been accounted for under the purchase method of accounting, and accordingly, the consolidated financial statements include the results and financial position of IEX beginning as of May 7, 1999. See Note B.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption of SAB 101 is required in the fourth quarter of 2000. The SEC has recently issued additional guidance on SAB 101 in the form of a frequently asked questions document issued on October 13, 2000. The Company is currently evaluating the provisions of SAB 101 and this recently issued guidance and its potential impact on the Company's revenue recognition policy.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 applied prospectively to new awards in a business combination, modifications to outstanding awards, and changes to grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards after December 15, 1998. Additional provisions of FIN 44 related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The adoption of FIN 44 did not have a material impact on its financial statements.

       In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133" Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments and only engages in limited hedging activities, the impact of the adoption of SFAS No. 133 is not currently expected to have a material impact on financial position, results of operations or cash flows. The Company is currently evaluating the provisions of SFAS No.133 and its potential impact on the Company's financial statements. The Company will be required to implement SFAS No. 133 in the first quarter of fiscal 2001.

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

                                                                          (thousands)
In-process research and development..................................      $   6,000
Developed and existing technology....................................         48,000
Other intangibles....................................................         13,000
Goodwill ............................................................         95,274
Tangible assets acquired.............................................         50,045
Deferred income tax liabilities associated with certain
    intangible assets................................................        (22,875)
Liabilities assumed..................................................        (24,444)
                                                                             -------
                                                                          $  165,000
                                                                             =======

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         Based on a third party appraisal, management determined that $6.0 million of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. This amount was recorded as a non-recurring expense in the second quarter of 1999. Amortization expense of purchased technology and other intangible assets resulting from the acquisition amounted to $6.7 million and $20.2 million, net of amortization of associated deferred income tax liabilities of $1.1 million and $3.5 million, for the three and nine months ended September 30, 2000.

         The following table shows pro forma revenue, net income (loss) and net income (loss) per share of the Company giving effect to the IEX acquisition as of the beginning of 1999, excluding the impact of one-time charges.

                                                                         For the Nine Months Ended September 30,
                                                                                 2000                1999
                                                                                 ----                ----
                                                                         (thousands, except per share amounts)

Revenues........................................................         $     217,965          $    162,915
Net income (loss)...............................................                 6,392               (15,824)
Net income (loss) per share.....................................                  0.10                 (0.29)

C.       CERTAIN BALANCE SHEET ITEMS

                                                                            SEPTEMBER 30,        December 31,
                                                                                2000                 1999
                                                                             ----------          ------------
       The components of inventories are:                                               (thousands)

       Raw materials ...........................................         $      10,187          $      7,490
       Work in process .........................................                 1,860                 2,366
       Finished goods ..........................................                12,573                14,454
                                                                            -----------            -----------
                                                                         $      24,620          $     24,310
       Property and equipment consist of the following:

       Manufacturing and development equipment .................         $      39,666          $     31,124
       Furniture and office equipment ..........................                19,695                16,007
       Demonstration equipment .................................                 3,194                 3,207
       Leasehold improvements ..................................                 6,140                 4,105
                                                                           -----------            -----------
                                                                                68,695                54,443
       Less, accumulated depreciation and amortization..........               (40,034)              (32,776)
                                                                            -----------            -----------
            Property and equipment, net ........................         $      28,661          $     21,667
                                                                            ===========            ===========
       Intangible assets consist of the following:

       Goodwill.................................................         $      95,274          $     95,274
       Purchased technology.....................................                49,889                49,712
       Other....................................................                13,000                13,000
                                                                            -----------            -----------
                                                                               158,163               157,986
       Less accumulated amortization............................               (46,386)              (22,280)
                                                                            -----------            -----------
            Intangible assets, net..............................         $     111,777          $    135,706
                                                                            ===========            ===========

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


D.       RELATED PARTY TRANSACTIONS

         Sales to related parties consisted of transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board. In April 2000, these foreign affiliates were sold to an unrelated company. Sales transacted subsequent to the sale of the former affiliates and amounts due are no longer considered related party transactions. Sales to related parties through the date of the sale amounted to $779,000 and $1.7 million for the nine months ended September 30, 2000 and 1999, respectively.

         The Company's Japanese subsidiary purchases, for resale, products from an affiliate controlled by the Company's Chairman under a distribution arrangement. These purchases from the related party were $561,000 and $1.2 million for the three and nine months ended September 30, 2000, respectively. Amounts due to the related party at September 30, 2000 were $194,000.

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

                                                      PROVISION
                                                      RECORDED
                                                     -----------
                                                     (thousands)

Severance pay....................................     $    700
Other accrued expenses...........................          300
Inventory........................................          350
Fixed assets.....................................          200
Other assets.....................................          250
                                                         -----
                                                      $  1,800

         At December 31, 1999, all 27 employees had been terminated, and all of the severance costs and other accrued expenses had been paid.

F.       INCOME TAXES

         The income tax provisions for the three and nine month periods ended September 30, 2000 were $6.1 million and $11.4 million, respectively, and reflected the effect of non-deductible acquisition-related costs, partially offset by benefits of $1.1 million and $3.5 million, respectively from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of acquisition-related items, an estimated effective tax rate of 36% was applied for the three and nine month periods ended September 30, 2000 and 1999 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development and foreign tax credits.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


G.       LINES OF CREDIT AND BORROWINGS

         The Company had a $15.0 million line of credit that expired on June 30, 2000 and was replaced by a $20.0 million line of credit on July 31, 2000 on substantially the same terms and conditions as the expired line of credit.

         The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (9.5% at September 30, 2000), and expires on July 31, 2001, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.8 million with interest at the Japanese prime rate (1.5% at September 30, 2000) plus 0.125% per annum which expire between November 2000 and August 2001, if not renewed. There have been no borrowings under these lines of credit.

         In November 1999, the Company completed the private placement of $135.0 million principal amount at maturity of 3.25% convertible subordinated discount notes due in 2004 (the "Notes"), issued at 85.35% of their face amount (equivalent to gross proceeds of approximately $115.2 million at issuance before discounts and expenses). The Notes are callable after the first three years.

H.       SEGMENT INFORMATION

         The Network Systems operating segment develops, markets and sells the Company's Eagle STP products based on the Company's high capacity packet switching platform; the IP7 Secure Gateway, an SS7/IP gateway for signaling in converged networks, and other IP7 convergence products; and network systems products resulting from the Company's acquisition of IEX, including ASi 4000 Service Control Point, an advanced database server used for the provisioning of telephony applications, and VXi Media Gateway Controller, a controller for converged networks. The Network Diagnostics operating segment develops, markets and sells diagnostic products, including MGTS, a diagnostic tool used primarily by equipment suppliers for research and development, Sentinel, a diagnostic tool used primarily by network operators for testing and surveillance within telecommunications networks, and i3000, a diagnostic tool for converged and third generation wireless networks. The Japan Diagnostics operating segment sells the Company's and third parties' diagnostic products to customers in Japan. The Call Center operating segment develops, markets and sells software-based solutions for call centers, including TotalView Workforce Management and TotalNet Call Routing. Transfers between operating segments are made at prices reflecting market conditions. The allocation of revenues from external customers by geographical area is determined by the destination of the sale.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


         The Company's operating segments and geographical information are as follows (in thousands):

OPERATING SEGMENTS

                                                                                    Net Sales
                                                                                    ---------
                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                      September 30,
                                                            ----------------------           ------------------------
                                                               2000          1999                2000            1999
                                                               ----          ----                ----            ----

Network Systems...................................        $    56,121    $    41,712        $   140,277     $    92,821
Network Diagnostics...............................             13,809         12,162             40,645          32,708
Call Center Products..............................              8,447          7,189             23,153          12,067
Japan Diagnostics ................................              7,802          4,608             18,896          13,113
Intercompany Eliminations.........................             (2,424)          (928)           (5,006)          (1,553)
                                                             ---------      ---------          ---------       --------
     Total net sales..............................        $    83,755    $    64,743        $   217,965     $   149,156
                                                             =========      =========          =========       ========

                                                                              Operating Income (Loss)
                                                                              -----------------------

                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                      September 30,
                                                            ----------------------            -----------------------
                                                               2000          1999                2000            1999
                                                               ----          ----                ----            ----

Network Systems...................................        $    18,976    $    11,441        $    43,322     $    20,045
Network Diagnostics (1)...........................              2,837          3,450              7,771           4,751
Call Center Products..............................              3,393          3,012              8,296           5,363
Japan Diagnostics.................................                331            250              1,074             441
Intercompany Eliminations ........................                108           (567)              (751)           (414)
General Corporate(2)..............................            (13,565)       (12,659)           (40,888)        (30,373)
                                                          ------------      -----------      ----------      ----------
     Total operating income (loss)................        $    12,080    $     4,927        $    18,824     $      (187)
                                                          ============      ===========      ==========      ==========

--------------------------------

(1) Network Diagnostics operating segment reflects the $1,800 restructuring charge recorded in the nine months ended September 30, 1999 (see Note E).

(2) General Corporate includes acquisition-related charges and amortization of $7,816 and $8,455 for the three months ended September 30, 2000 and 1999, respectively, and $23,704 and $20,488 for the nine months ended September 30, 2000 and 1999, respectively.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

ENTERPRISE-WIDE DISCLOSURES

The following table sets forth, for the periods indicated, revenues from external customers by principal product line:

                                                            Three Months Ended                Nine Months Ended
                                                              September 30,                      September 30,
                                                         ------------------------          -----------------------
                                                            2000             1999             2000            1999
                                                            ----             ----             ----            ----
Network Systems...................................    $    56,121     $    41,712       $    140,277   $    92,821
Network Diagnostics...............................         19,187          15,842             54,535        44,268
Call Center Products..............................          8,447           7,189             23,153        12,067
                                                         ---------       ---------         ----------     ---------
     Total revenues from external customers.......    $    83,755     $    64,743       $    217,965   $   149,156
                                                         =========       =========         ==========     =========

The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

                                                            Three Months Ended                Nine Months Ended
                                                              September 30,                      September 30,
                                                         ------------------------          -----------------------
                                                            2000             1999             2000            1999
                                                            ----             ----             ----            ----
North America.....................................    $    60,829     $    53,261       $    161,709   $   114,569
Japan.............................................          7,828           4,657             18,952        13,162
Europe............................................          4,351           3,095             10,791         7,822
Rest of World.....................................         10,747           3,730             26,513        13,603
                                                         ---------       ---------         ----------     ---------
     Total revenues from external customers.......    $    83,755     $    64,743       $    217,965   $   149,156
                                                         =========       =========         ==========     =========

The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets:

                                                       September 30,         December 31,
                                                          2000                   1999
                                                          ----                   ----
United States.....................................    $    143,039          $    160,109
Japan.............................................           1,078                 1,175
Other.............................................             332                   385
                                                         ----------            ----------
     Total long-lived assets......................    $    144,449          $    161,669
                                                         ==========            ==========

Sales to one customer accounted for 10% and 12% of revenues for the three and nine months ended September 30, 2000, respectively, and included sales from network systems and call center operating segments. Sales to one customer accounted for 10% of revenues for the three months ended September 30, 1999 and included sales from network systems, network diagnostics and call center operating segments. There were no customers accounting for 10% or more of revenues for the nine months ended September 30, 1999.

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

I.       EARNINGS PER SHARE

         The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2000 and 1999:

                                                     NET INCOME (LOSS)          SHARES         PER SHARE
                                                       (NUMERATOR)          (DENOMINATOR)       AMOUNT
                                                    -----------------------------------------------------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000:               (thousands, except per share amount)
Basic EPS........................................    $     6,158                58,322           $  0.11
Effect of Dilutive Securities - Stock
     Options and Warrants........................             --                 6,220
                                                          ------                ------
Diluted EPS......................................    $     6,158                64,542           $  0.10
                                                          ======                ======

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:

Basic EPS........................................    $       920                55,094           $  0.02
Effect of Dilutive Securities - Stock
     Options and Warrants........................             --                 3,770
                                                          ------                ------
Diluted EPS......................................    $       920                58,864           $  0.02
                                                          ======                ======

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:

Basic EPS........................................    $     6,392                57,777           $  0.11
Effect of Dilutive Securities - Stock
     Options and Warrants........................             --                 6,652
                                                          ------                ------
Diluted EPS......................................    $     6,392                64,429           $  0.10
                                                          ======                ======

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

Basic EPS........................................    $    (4,724)               54,776           $ (0.09)
Effect of Dilutive Securities - Stock
     Options and Warrants........................             --                    --
                                                          ------                ------
Diluted EPS......................................    $    (4,724)               54,776           $ (0.09)
                                                          =======               ======

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

                                     TEKELEC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

         NETWORK SYSTEMS PRODUCTS. Prior to the Company's May 1999 acquisition of IEX, the Company's network systems product line was known as the network switching product line and consisted principally of the Eagle STP and products, features and applications based on the Eagle platform, including the IP7 Secure Gateway and the Company's local number portability solution. As a result of the acquisition of IEX, the network systems product line has been expanded to include IEX's network products, including, among others, Service Node, Service Control Point, VXi Media Gateway Controller, and other convergence products.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, percentages that certain income statement items bear to total revenues:

                                                                                    PERCENTAGE OF REVENUES


                                                                      Three Months Ended                  Nine Months Ended
                                                                        September 30,                       September 30,
                                                               ------------------------------      -----------------------------
                                                                     2000            1999                2000            1999
                                                                     ----            ----                ----            ----

Revenues..............................................              100.0%          100.0%              100.0%          100.0%
Cost of goods sold....................................               32.6            35.5                33.1            35.0
Amortization of purchased technology..................                3.0             3.8                 3.5             2.7
                                                               ------------    --------------      ------------    -------------
Gross profit..........................................               64.4            60.7                63.4            62.3

Research and development..............................               17.2            16.8                18.1            20.3
Selling, general and administrative...................               26.3            26.9                29.1            29.8
Amortization of goodwill and other
  purchased intangibles...............................                6.5             9.4                 7.6             6.6
Non-recurring acquisition-related charges.............                 --              --                  --             4.6
Restructuring.........................................                 --              --                  --             1.2
                                                               ------------    --------------      ------------    -------------
Total operating expenses..............................               50.0            53.1                54.8            62.5
                                                               ------------    --------------      ------------    -------------

Income (loss) from operations.........................               14.4             7.6                 8.6            (0.1)
Interest and other income (expense), net..............                0.2            (1.4)               (0.4)            0.2
                                                               ------------    --------------      ------------    -------------
Income before provision for income taxes..............               14.6             6.2                 8.2             0.1

Provision for income taxes............................                7.2             4.8                 5.3             3.3
                                                               ------------    --------------      ------------    -------------
Net income (loss).....................................                7.4%            1.4%                2.9%           (3.2)%
                                                               ============    ==============      ============    =============

         The following table sets forth, for the periods indicated, revenues by principal product line as a percentage of total revenues:

                                                                               PERCENTAGE OF REVENUES

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                       September 30,
                                                            ---------------------------         ------------------------
                                                                2000            1999               2000           1999
                                                                ----            ----               ----           ----

Network Systems...................................               67%             64%                64%            62%
Network Diagnostics...............................               23              25                 25             30
Call Center Products..............................               10              11                 11              8
                                                             ---------       ----------         -----------    ---------
     Total........................................              100%            100%               100%           100%
                                                             =========       ==========         ===========    =========

         The following table sets forth, for the periods indicated, revenues by geographic territories as a percentage of total revenues:


                                                                              PERCENTAGE OF REVENUES
                                                                              ----------------------

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30,                       September 30,
                                                            ---------------------------         ------------------------
                                                                2000            1999               2000           1999
                                                                ----            ----               ----           ----


North America.....................................               73%             82%                74%           77%
Japan.............................................                9               7                  9             9
Europe............................................                5               5                  5             5
Rest of World.....................................               13               6                 12             9
                                                             ---------      ---------          ----------     ----------
     Total........................................              100%            100%               100%          100%
                                                             =========      =========          ==========     ==========


 THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED
                               SEPTEMBER 30, 1999

         REVENUES. The Company's revenues increased by $19.0 million, or 29%, during the third quarter of 2000 due primarily to higher sales of network systems products and services and secondarily to increased sales of MGTS diagnostics and call center products.

         Revenues from network systems products increased by $14.4 million, or 35%, to $56.1 million due primarily to higher sales of the Company's IP7 and local number portability products, and secondarily to increased sales of extensions and upgrades.

         Revenues from network diagnostics products increased by $3.3 million, or 21%, due principally to higher sales of the Company's MGTS diagnostics products.

         Revenues from call center products increased by $1.3 million, or 17%, primarily as a result of higher TotalView product sales.

         Revenues in North America increased by $7.6 million, or 14%, due primarily to higher sales of network systems products. Sales in Japan increased by $3.2 million, or 68%, as a result of higher sales of MGTS and third-party data diagnostics products. Revenues in Europe increased by $1.3 million, or 41%, due principally to higher network diagnostic product sales. Rest of world revenues increased by $7.0 million, or 188%, due primarily to higher network systems product sales.

         The impact of exchange rate fluctuations on currency translations increased revenues by $84,000, or less than 1%, and did not have a material effect on net income in the third quarter of 2000.

         A significant portion of the Company's revenues in each quarter results from orders that are received in that quarter, and are difficult to predict. Further, the Company typically generates a significant portion of its revenues for each quarter in the last month of the quarter. The Company establishes its expenditure levels based on its expectations as to future revenues, and if revenue levels were to fall below expectations, then such shortfall would cause expenses to be disproportionately high. Therefore, a drop in near-term demand could significantly affect revenues, causing a disproportionate reduction in profits or even losses in a quarter.

         The Company believes that its future revenue growth depends in large part upon a number of factors, including the continued market acceptance of the Company's products, particularly the Eagle products and related applications as well as the Company's suite of products for converged circuit and packet networks, including the IP7 Secure Gateway and VXi Gateway network systems products and the i3000.

          GROSS PROFIT. Gross profit as a percentage of revenue increased to 64.4% in the third quarter of 2000 compared to 60.7% in 1999. The increase in gross margin was primarily due to proportionately greater sales of higher margin upgrade and extension sales. Excluding the amortization of purchased technology related to the IEX acquisition, gross profit as a percentage of revenues for the three months ended September 30, 2000 was 67.2% compared to 64.5% for the three months ended September 30, 1999.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased overall by $3.5 million, or 32%, and increased as a percentage of revenues to 17.2% in the third quarter of 2000 from 16.8% in the third quarter of 1999. The increase was attributable principally to increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements for both network systems and network diagnostics products, primarily related to the Company's continued development of products to address the Internet Protocol ("IP")/Signaling System #7 ("SS7") and Media Gateway Controller, or "Softswitch," markets. Based on the Company's present product development plans, the Company expects that its research and development expenses for the remainder of 2000 will increase in dollars when compared to prior periods in 1999.

         The Company intends to continue to make substantial investments in product and technology development and believes that its future success depends in large part upon its ability to continue to enhance existing products and to develop or acquire new products that maintain the Company's technological competitiveness.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $4.6 million, or 26%, and decreased as a percentage of revenues to 26.3% in the third quarter of 2000 from 26.9% in the third quarter of 1999. The dollar increase was primarily due to increased personnel and infrastructure-related expenses incurred to support the Company's installed base and anticipated higher sales levels. The Company expects that selling, general and administrative expenses for the remainder of 2000 will increase in dollars when compared to prior periods.

          AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and intangible assets decreased by $639,000, and decreased as a percentage of revenue to 6.5% for the three months ended September 30, 2000 as compared to 9.4% for the three months ended September 30, 1999.

         INTEREST AND OTHER INCOME (EXPENSE), NET. Interest expense increased by $416,000, or 24%, as a result of the higher principal amount, $135 million, of the convertible debt issued in November 1999 to retire the notes issued in connection with the acquisition of IEX, which had a lower principal amount, $100 million. Interest income increased $1.4 million, or 146%, due to higher invested cash balances in 2000 compared to 1999 due to cash payments made in connection with the acquisition of IEX in 1999.

         INCOME TAXES. The income tax provision for the third quarter of 2000 was $6.1 million and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $1.1 million from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of acquisition-related items, an estimated effective tax rate of 36% was applied for the three month periods ended September 30, 2000 and 1999 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development and foreign tax credits.

    NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1999

         REVENUES. The Company's revenues increased by $68.8 million, or 46.1%, during the nine months ended September 30, 2000 due primarily to higher sales of network systems products and services and secondarily to the inclusion of post-acquisition sales of IEX call center products following the acquisition of IEX and higher sales of network diagnostics products.

         Revenues from network systems products increased by $47.5 million, or 51%, to $140.2 million due primarily to higher sales of Eagle STP products and the Company's local number portability and IP7 products.

         Revenues from network diagnostics products increased by $10.3 million, or 23%, due principally to higher sales of the Company's Sentinel and MGTS diagnostics products.

         Revenues from call center products increased by $11.1 million, or 92%, as a result of revenues for the nine months ended September 30, 2000 reflecting sales for the entire nine months compared to the nine months ended September 30, 1999, which only included sales following the May 1999 acquisition.

         Revenues in North America increased by $47.1 million, or 41%, due primarily to higher sales of Eagle STP products and the inclusion of IEX product sales. Sales in Japan increased $5.8 million, or 44%, as a result of higher sales of MGTS and third-party data diagnostics products. Revenues in Europe increased by $3.0 million, or 38%, due to higher network diagnostic product sales. Rest of world revenues increased by $12.9 million, or 95%, due to increased Eagle STP sales.

         The impact of exchange rate fluctuations on currency translations increased revenues by $1.3 million, or 1%, and did not have a material effect on net income in the nine months ended September 30, 2000.

         GROSS PROFIT. Gross profit as a percentage of revenues increased to 63.4% in the nine months ended September 30, 2000 compared with 62.3% in the nine months ended September 30, 1999. The increase in gross margin was primarily due to higher network systems margins related to proportionally higher upgrade and extension sales, partially offset by higher amortization of purchased technology, primarily in connection with the acquisition of IEX for the entire nine months ended September 30, 2000 compared to five months of amortization during the nine months ended September 30, 1999. Excluding the amortization of purchased technology related to the IEX acquisition, gross profit as a percentage of sales improved to 66.7% for the nine months ended September 30, 2000 compared to 65.0% for the nine months ended September 30, 1999.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased overall by $9.2 million, or 30.5%, and decreased as a percentage of revenues to 18.1% in the nine months ended September 30, 2000 from 20.3% in the nine months ended September 30, 1999. The dollar increase was attributable principally to the inclusion of post-acquisition IEX research and development expenses, and increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements for both network systems and network diagnostics products, primarily related to the Company's continued development of products to address the IP/SS7 market.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $19.0 million, or 42.9%, and decreased as a percentage of revenues to 29.1% in the nine months ended September 30, 2000 from 29.8% in the nine months ended September 30, 1999. The dollar increase was primarily due to the inclusion of post-acquisition IEX selling, general and administrative expenses and increased personnel and infrastructure-related expenses incurred to support the growing Eagle STP installed base and anticipated higher sales levels.

          AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and intangible assets increased by $6.7 million, or 69%, and increased as a percentage of revenue to 7.6% in the nine months ended September 30, 2000 as compared to 6.6% in the nine months ended September 30, 1999. The increase was due to amortization of goodwill and intangible assets primarily resulting from the acquisition of IEX for the entire nine months during the nine months ended September 30, 2000 compared to five months of amortization incurred during the nine months ended September 30, 1999.

          INTEREST AND OTHER INCOME (EXPENSE), NET. Interest expense increased by $3.7 million, or 129%, primarily as a result of interest incurred for convertible debt issued to retire the notes issued in connection with the acquisition of IEX for the nine months ended September 30, 2000 compared to five months of interest incurred during the nine months ended September 30, 1999 for notes issued in connection with the acquisition of IEX. Interest income increased $2.4 million, or 72.0%, due to higher invested cash balances in 2000 compared to the same period in 1999 when the Company's cash balances were lower due to cash payments made in connection with the May 1999 acquisition of IEX.

         INCOME TAXES. The income tax provision for the nine months ended September 30, 2000 was $11.4 million and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $3.5 million from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of acquisition-related items, an estimated effective tax rate of 36% was applied for the nine month periods ended September 30, 2000 and 1999 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development and foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine-month period ended September 30, 2000, cash and cash equivalents increased by $38.1 million to $84.8 million, after $12.5 million net purchases of short-term and long-term investments. Operating activities, net of the effects of exchange rate changes on cash, provided $43.6 million. Financing activities, which represented proceeds from the issuance of Common Stock upon the exercise of options and warrants, provided $23.1 million, and investing activities, excluding net purchases of short-term and long-term investments, used $16.2 million primarily for capital expenditures.

          Accounts receivable, including amounts due from related parties, increased by 2% during the first nine months of 2000 due to increased sales, partially offset by strong collections activity. Income taxes receivable increased by $8.3 million in the first nine months of 2000 due primarily to the effect of tax benefits related to the exercise of stock options. Prepaid expenses and other current assets increased by $10.8 million in the first nine months of 2000 due primarily to costs of sales that were deferred pending the completion of certain large systems projects. Deferred revenues increased by 13% due to the deferral of revenue related to these large systems projects.

         Capital expenditures of $15.6 million during the first nine months of 2000 represented the planned addition of equipment principally for research and development, manufacturing operations and facility expansion.

         The Company had a $15.0 million line of credit that expired on June 30, 2000 which was replaced by a $20.0 million line of credit on July 31, 2000 on substantially the same terms and conditions as the expired line of credit.

         The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (9.5% at September 30, 2000), and expires on July 31, 2001, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

         The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.8 million with interest at the Japanese prime rate (1.5% at September 30, 2000) plus 0.125% per annum which expire between November 2000 and August 2001, if not renewed. There have been no borrowings under these lines of credit.

         In November 1999, the Company completed the private placement of $135.0 million principal amount at maturity of 3.25% convertible subordinated discount notes due in 2004 (the "Notes"), issued at 85.35% of their face amount (equivalent to gross proceeds of approximately $115.2 million at issuance before discounts and expenses). The Notes are callable after the first three years.

         On November 4, 1999, the Company used a portion of the net proceeds from the Notes to retire all of the $100 million in short-term notes issued in May 1999 in connection with the acquisition of IEX Corporation.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption of SAB 101 is required in the fourth quarter of 2000. The SEC has recently issued additional guidance on SAB 101 in the form of a frequently asked questions document issued on October 13, 2000. The Company is currently evaluating the provisions of SAB 101 and this recently issued guidance and its potential impact on the Company's revenue recognition policy.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 applied prospectively to new awards in a business combination, modifications to outstanding awards, and changes to grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards after December 15, 1998. Additional provisions of FIN 44 related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The adoption of FIN 44 did not have a material impact on its financial statements.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments and only engages in limited hedging activities, the impact of the adoption of SFAS No. 133 is not currently expected to have a material impact on financial position, results of operations or cash flows. The Company is currently evaluating the provisions of SFAS No. 133 and its potential impact on the Company's financial statements. The Company will be required to implement SFAS No. 133 in the first quarter of fiscal 2001.

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

PART II -OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 18, 2000, Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. (collectively, "Alcatel") filed a complaint against Tekelec in the United States District Court for the Eastern District of Texas, Sherman Division. The complaint alleges that Tekelec makes and sells products that infringe two patents owned by Alcatel Sourcing. The patents at issue relate to a system and method for application location register routing in a telecommunications network. Although Alcatel does not identify in its complaint the specific Tekelec products that purportedly infringe the patents at issue, Tekelec believes that Alcatel's allegations relate to a particular software application offered by Tekelec as a feature on its EAGLE STP for routing query messages in wireless networks. Alcatel seeks a permanent injunction enjoining the Company from infringing the patents at issue, unspecified general and exemplary damages, and an award of costs.

         On September 26, 2000, Tekelec filed its answer and counterclaim to Alcatel's complaint denying Alcatel's claims of infringement and raising several affirmative defenses. Tekelec has also asserted several counterclaims against Alcatel seeking declaratory relief that Tekelec has not infringed the Alcatel patents and that such patents are invalid and unenforceable. Tekelec believes that it has strong defenses to Alcatel's claims on the grounds of invalidity, noninfringement and inequitable conduct by Alcatel, and is defending the action vigorously. The litigation is currently in the early stages of discovery and has not yet been set for trial.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         10.1     Loan  Agreement  and  Promissory   Note  dated July  31,  2000
                  between  the  Registrant  and Union Bank of California

         27.1 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC

November 13, 2000


                                      /s/ Michael L. Margolis
                                      ---------------------------------------
                                          Michael L. Margolis
                                          President and Chief Executive Officer
                                          (Duly authorized officer)








                                     /s/ Paul J. Pucino
                                     ----------------------------------------
                                         Paul J. Pucino
                                         Chief Financial Officer and
                                         Vice President
                                         (Principal financial and chief
                                         accounting officer)

INDEX TO EXHIBITS


                                                           Sequentially
Exhibit                                                      Numbered
Number                    Description                          Page

10.1       Loan Agreement, dated July 31, 2000, between the
           Registrant and Union Bank of California, together with Promissory Note of the Registrant dated July 31, 2000.

27.1 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)