Form 10-K
period 2000-12-31
TEKELEC
filed 2001-04-02
CIK 790705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000       Commission file number 0-15135

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the Common Stock on March 1, 2001 as reported on The Nasdaq Stock Market, was approximately $840,628,000.

     The number of shares outstanding of the registrant's Common Stock on March 1, 2001 was 59,066,684.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held on May 18, 2001 are incorporated by reference into Part III of this Annual Report.

                                     TEKELEC
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   For the fiscal year ended December 31, 2000

                                                                            Page
                                                                            ----
                                     PART I
Item 1.   Business...........................................................  3
Item 2.   Properties......................................................... 29
Item 3.   Legal Proceedings.................................................. 29
Item 4.   Submission of Matters to a Vote of Security Holders................ 30


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters................................................ 30
Item 6.   Selected Consolidated Financial Data............................... 31
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 32
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk......... 42
Item 8.   Financial Statements and Supplementary Data........................ 42
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................... 42


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................. 42
Item 11.  Executive Compensation............................................. 43
Item 12.  Security Ownership of Certain Beneficial Owners and Management..... 43
Item 13.  Certain Relationships and Related Transactions..................... 43


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 44

                                     PART I

Item 1.  BUSINESS

Overview

     Tekelec (the "Company") designs, manufactures, markets and supports network systems products, diagnostics systems and selected service applications for telecommunications networks and contact centers. The Company's customers include telecommunications carriers, network service providers, equipment manufacturers and contact center operators.

     The Company's network systems products help direct and control voice and data communications. They enable carriers to control, establish and terminate calls. They also enable carriers to offer intelligent services, which include any services other than the call or data transmission itself. Examples include familiar products such as call waiting, caller ID, voice messaging, toll free calls (e.g., "800" calls), prepaid calling cards and local number portability. Some of the Company's network systems products also allow the monitoring and surveillance of network elements while the network is in operation.

     The Company believes that voice and data networks will increasingly interoperate, or converge. Network convergence will provide opportunities to expand sales of the Company's network systems products and service applications, several of which were designed specifically for converged networks.

     The Company's diagnostics products simulate a controlled network environment, which allows telecommunications equipment manufacturers, and to a lesser extent, carriers, to test products to ensure that products conform to specifications and to evaluate network performance without risking the failure of an in-service network.

     The Company's contact center products provide workforce management and intelligent call routing systems for single and multiple site contact centers. The Company sells its contact center products primarily to customers in industries with significant contact center operations such as financial services, telecommunications and retail.

Industry Background

     Demand for communications equipment has expanded rapidly in recent years. Driving this trend has been the growth in demand for data communications and wireless connectivity, deregulation and the emergence of new competitors, services and technologies.

     Growth in data traffic has been most visibly driven by the increase in the number of businesses and consumers that use the Internet. According to International Data Corp., an independent market research firm, the number of people accessing the Internet was approximately 142 million in 1998 and is expected to grow to 502 million by 2003. The number of wireless subscribers has also grown rapidly in recent years, doubling from 1998 levels to 650 million subscribers worldwide in 2000, according to Dataquest.

     The increase in data traffic, combined with the inherent efficiency of packet switched networks, have led many carriers to build new packet networks and to seek ways to enable existing circuit switched networks to interface reliably and efficiently with these new packet switched networks.

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

     Deregulation has also spurred the offering of intelligent services. The Telecommunications Act mandates that subscribers of U.S. telephone service be given the option of changing their local service provider while retaining their local phone number. European Union officials announced a recommendation that local service providers also deploy a number portability solution that will allow subscribers to retain their telephone numbers while changing providers. Current FCC regulations require that wireless customers in the U.S. be offered this same option in 2002.

     As a result of these trends, service providers are seeking to differentiate their products and services while lowering their costs. This has increased demand for technologies that enable the rapid creation and delivery of innovative services on existing and converged networks. Some of the key challenges that service providers face in expanding their network systems include:

o expanding and/or upgrading their signaling network systems to support new and enhanced services, and rapidly-growing volumes of signaling traffic;

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

     Service Switching Point (SSP) -- A service switching point (often called a Class 4 or Class 5 switch, depending on its location in the network) is a carrier's switch that connects to the SS7 network and serves as the origination and termination points for the SS7 messages in a network. In this capacity, the service switching point, via signaling transfer points, sends and processes the signaling messages used to establish and terminate telephone calls. When a service switching point identifies a call requiring instructions for intelligent services, it sends a signaling message to a signal transfer point and awaits further routing or call processing instructions.

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

     The cost and performance superiority of packet switching has led many incumbent and new carriers to build packet networks to handle data traffic. It has also led carriers to explore the transmission of voice communications over packet networks. This requires circuit networks and packet networks to seamlessly interconnect.

     To support voice and data communications, packet networks need signaling to provide the same reliability and quality of transmissions as circuit networks and to provide the intelligent services consumers have come to expect and demand. Because SS7 is the global industry standard for voice networks, the Company believes that signaling for the converged circuit and packet networks will be based upon SS7 or its derivatives as well. This allows new carriers with packet networks to more easily interconnect with existing circuit networks and would allow incumbent carriers to leverage their investment in their existing networks even as they build out their data networks.

     Tekelec believes that the primary network elements of converged circuit and packet networks, including signaling, call control and switching technologies, are as follows:

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

     Media Gateway Controller -- A media gateway controller, frequently called a softswitch or call agent, is a specialized computer that provides the intelligence, or call control to direct switching. It controls one or more voice/data switches called media gateways.

     Media Gateway -- A media gateway is a voice/data switch that receives the message part of a call and redirects it as specified by the media gateway controller to a single destination or to multiple destinations. If necessary, a media gateway can translate the actual call from a packet switching format to a circuit switching format and vice versa.

     A primary difference between this converged architecture and the circuit architecture described above is the use of the signaling gateway, media gateway controller and media gateway to perform the same switch functions as are currently performed by certain service switching points in circuit networks. However, industry experts believe it will take decades to replace all of the existing service switching points with packet switching technologies. In the Company's view of the converged architecture, these three switch components do not all have to be made and sold in one integrated product by one equipment manufacturer. Instead, any of these switch components can be bundled and sold with switch components made by different manufacturers, or even sold separately.

     The Company believes carriers are seeking fully featured signaling and call control products that can facilitate the convergence of circuit and packet networks, without compromising functionality, reliability, scalability, support and flexibility. The Company also believes that many equipment manufacturers are looking for signaling and call control products which they can easily bundle and sell with their own switch components. Various industry standards bodies, including the Internet Engineering Task Force, also support this view and describe these components as comprising a reference model for convergence architectures.

The Tekelec Solution

     The Company is a leading designer and developer of signaling and call control products, and service applications for converging circuit and packet networks. The Company's systems and diagnostics products assist its customers in meeting their primary challenges in the converging environment: differentiating their offerings and lowering network costs. The Company offers signaling and call control systems and services to enable the delivery of intelligent services and facilitate convergence of voice and data networks. The Company believes that its open, standards-based solutions are highly reliable and enable operators of converged networks to more cost-effectively manage their networks and offer intelligent services.

     The Company's Eagle STP has been widely deployed and, according to Frost & Sullivan, an independent market research firm, had a 73% market share of all signal transfer point sales in North America in 1998. The Eagle STP offers high capacity and throughput, reliability and efficiency that support the growth of traffic and demand for intelligent services in service provider networks. The reliability of the Company's products enables it to offer service providers product solutions that reduce their total cost of ownership of network systems products. The Company's Eagle STP products meet industry standards for 99.999% reliability and less than 3 minutes of unscheduled downtime per year. The Company also recently announced a feature of Eagle that allows Eagle to take SS7 signaling into Internet Protocol networks to realize substantial efficiencies inherent in IP networks.

During the past few years, the Company has developed and introduced a suite of products created specifically for converged circuit and packet networks. These products include the IP7 Secure Gateway and the VXi Media Gateway Controller product, two of the three components comprising a switch in converged circuit and packet networks. The Company's products are designed so that they may be purchased in combination with switch components made by other manufacturers, or purchased separately, depending on the customer's preference. In the Company's effort to offer its customers a complete switching solution, it has become an established reseller of media gateways manufactured by Cisco Systems, with which the Company's solutions are interoperable.

     Use of the Company's signaling gateway results in a substantial increase in signaling efficiency by enabling SS7 signaling over IP at much faster rates than traditional SS7 signaling. Customers may choose to deploy the IP7 Secure Gateway to gain signaling efficiencies, among other benefits, as a precursor to deploying the IP7 Secure Gateway as part of a switch replacement. Due to recent feature enhancements, customers of the Company's STP product may upgrade their existing STPs to become capable of SS7 signaling over IP. The upgrade enables them to preserve the value of their existing STP infrastructure and makes them fully capable of functioning as a signaling gateway in converged networks.

     The Company's approach offers more flexibility and lower costs to carriers. Carriers can choose to purchase from among multiple vendors each of the switch components that offers the optimal performance for their needs. They can also potentially upgrade or expand a switch by selectively replacing components, instead of having to replace the entire switch. The ability to upgrade media gateways without changing the signaling and call control elements of a converged switch is especially relevant due to continuous gains in packet switching efficiency, which by some estimates, doubles in performance every 18 months. The Company also believes that its approach is more scalable than a fully integrated switch.

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

     Maintaining Technology Leadership. The Company believes that one of its core competitive strengths is the breadth of its knowledge and expertise in communications technologies, particularly in SS7 and related signaling technologies. The Company has developed this expertise over more than two decades. The Company intends to enhance its existing products and to develop new products by continuing to make significant investments in research and development. As part of its commitment to technology leadership, the Company has developed the Transport Adapter Layer Interface (TALI), an Internet Protocol signaling interface which enables the transport of signaling messages using the Internet Protocol. The Company has made available the TALI source code free of charge to the industry, and has entered into TALI licensing agreements with more than 200 companies, several of which are using the interface in live networks. Tekelec also supports other IP signaling protocols, including the Internet Engineering Task Force SIGTRAIN suite of signaling protocols for next-generation network connectivity. The Company has also assumed a leadership role within the Softswitch Consortium, an industry organization created for global cooperation and coordination in the development of open standards and interoperability for packet networks.

     Targeting the Convergence of Voice and Data Networks. The Company is continuing to invest significantly to develop signaling and call control products and features that enable the convergence of circuit and packet networks. The Company introduced the IP7 product line and the VXi Media Gateway Controller to target this convergence market. The Company believes its pursuit of this new market opportunity leverages its expertise in signaling and call control and will enhance the market potential for the Company's traditional solutions by ensuring customers that investments in Tekelec equipment can be upgraded to perform in converged networks.

     Expanding Internationally. The Company is increasingly pursuing international opportunities, primarily through its European sales and support office in the United Kingdom and through the Company's Japanese subsidiary. The Company's European sales efforts have resulted in significant new customers, including Orange Personal Communications Systems, Bouygues Telecom and certain divisions of France Telecom, Cable & Wireless, British Telecom, and Vodafone. A recent European Union recommendation provides that telecommunications service providers should offer number portability. The implementation of number portability in Europe and other regions, such as Australia, is expected to result in increasing demand for SS7 network elements such as signal transfer points to accommodate the increase in signaling traffic.

     Pursuing Additional Strategic Relationships, OEM Partners and Acquisitions. The Company intends to seek additional strategic relationships, including original equipment manufacturer partners, referral arrangements, distribution agreements and acquisition candidates. The Company's existing strategic relationships include technology development and OEM relationships with Tellabs and DaVox Corporation, a technology development and marketing relationships with Telcordia and Nortel, collaboration agreements with Cisco Systems and Sonus Networks and distribution relationships with Lucent, Daewoo, Unisys and numerous other product distributors. See "Customers" section.

     Pursuing New Market Segments. The Company intends to continue its strategy of internally developing and acquiring products in order to enter new market segments. A number of products currently under development will enable the Company to serve new markets, including diagnostics for packet networks using voice over Internet protocols and new mobile technologies.

     Seeking Additional Opportunities to Provide Upgrades, Extensions and Service Agreements. The Company intends to leverage its strong customer relationships to seek opportunities to better serve its customers' needs in the future. In particular, the Company will continue to develop and market software upgrades, link extensions, extended service agreements and other enhancements as a means to pursue repeat business opportunities. Such products and services accounted for approximately 40% of revenues in its Network Systems Division in 2000.

Products

     The Company currently offers products in three broad categories: network systems products, network diagnostics products and contact center products.

Network Systems Products

     The Company's network systems products enable telecommunications service providers to create, enhance and customize the intelligent services they offer. The Company's principal network systems products are described below:

Product                                          Description
- -------                                          -----------

Eagle STP.................... The  Company's  Eagle  STP  is a  highly  reliable signal transfer point which is tailored to the SS7 switching needs of carriers, network service providers and wireless operators, among others. It offers high capacity and throughput, features a fully distributed, standards-based, open architecture and is scalable from 2 to 2000 links. It is sold in pairs for redundancy.

ASi 4000 Service Control      The Company's ASi 4000 Service  Control Point is a
Point........................ specialized  database  that  contains  network and
                              customer   information  needed  to  process  calls
                              requiring special  treatment,  such as credit card
                              calls or other intelligent services.  This product
                              supports  interfaces to the products of most major
                              switch  vendors.   Its  graphical  user  interface
                              enables the development, testing and deployment of intelligent services.

IP7 Secure Gateway........... The  Company's  IP7  Secure  Gateway  is  a highly scalable signaling gateway that can provide signaling information to media gateway controllers and IP-signaling enabled SCPs in multiple locations. It can deliver these services in multi-protocol, multi-vendor converged networks.

VXi Media Gateway             The Company's  VXi Media  Gateway  Controller is a
Controller................... media gateway  controller  that is highly scalable
                              and  can  control   media   gateways  in  multiple
                              locations. It interfaces to both asynchronous transfer mode and Internet protocol networks via proprietary and standards-based interfaces.

Sentinel..................... The  Company's   Sentinel  product  is  a  network
                              maintenance and surveillance solution that enables wireline and wireless service providers to ensure the reliability of telecommunication products and services implemented across their SS7/IP networks. Sentinel provides a combination of passive monitoring and proactive testing capabilities that enables service providers to perform problem detection and analysis as well as verify fixes from a centralized location. Sentinel also enables network operators to enhance the quality of the services they provide by accommodating applications such as fraud prevention, billing verification and quality of service measurement.

Network Diagnostics Products

     Equipment manufacturers, and to a lesser extent, network service providers utilize the Company's diagnostics products to perform a wide variety of test applications that simulate and analyze network communications network systems. The Company's customers use its diagnostics products for:

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

     The Company's principal network diagnostics products are described below:

Product                                  Description
- -------                                  -----------

MGTS.......... The Company's MGTS is a signaling  diagnostics system designed to provide a diagnostics and test platform for research and development, laboratory and telecommunications service provider environments. The MGTS supports various protocols, including SS7 and personal communications systems, permits the design of customized testing scenarios and can be used with multiple user groups and geographic locations.

MGTS i3000.... The  Company's  MGTS i3000 is a complete  diagnostics  system for converged network technologies. The diagnostics applications built on the Company's i3000 platform address wireline and wireless communications equipment manufacturers' convergence test and verification needs.

VELOSITY...... The Company's  VELOSITY  family of diagnostics  products  enables network equipment manufacturers to perform converged technology testing on a single platform with complete interoperability. VELOSITY provides a high-performance testing environment for wireless, wireline, and converged network technologies hosted on the i3000, a next generation hardware platform. VELOSITY enables users to build and reuse test scenarios spanning multiple technologies, including SS7, GPRS, UMTS and IP.

Contact Center Products

     The Company's contact center products provide planning, management and call routing and control tools for single contact centers and for complex, multiple site contact center environments. These tools help contact center managers maximize contact center productivity, achieve service level targets and reduce costs. The Company's principal contact center products are described below:

Product                                  Description
- -------                                  -----------

TotalView..... The Company's TotalView Workforce  Management Solution for single and multiple site contact centers generates staff schedules based on contact center workload and availability and the skills of contact center staff. It performs real-time monitoring and analysis of contact center operations and, as conditions change, adjusts staff schedules and routes contact center workload to available staff having appropriate skills. TotalView also provides detailed, customized databases and reports to assist in optimizing contact center performance and forecasting contact center staffing requirements.

TotalNet...... The Company's  TotalNet  Call Routing  Solution for multiple site contact centers routes calls to multiple locations as if they were a single contact center and balances workload across contact center sites based on staffing levels, call volume and caller requirements. TotalNet also maintains contact center statistics and analyzes contact center operations.

Product Development

     The communications market is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Standards for new technologies and services such as third generation wireless, softswitching, signaling for packet networks, internet protocol and asynchronous transfer mode are still evolving. As these standards evolve and the demand for services and applications increases, the Company intends to adapt and enhance its products and develop and support new products. The Company solicits product development input through discussions with its customers and participation in various industry organizations and standards committees, such as the Telecommunications Industry Association, the Internet Engineering Task Force, the Softswitch Consortium and the Asynchronous Transfer Mode Forum, and by closely monitoring the activities of the International Telecommunications Union, the European Telecommunications Standards Institute, the International Organization for Standardization and Telcordia.

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

     The Company's diagnostics product development activities are principally focused on expanding the capabilities of the MGTS, i3000 and VELOSITY products, including their interfaces, software modules and protocol capabilities for emerging technologies such as intelligent network and broadband wireless and packet telephony, and adapting these products for the network operations market. From time to time the Company engages in development projects for special applications requested by its customers. The Company typically retains the right to use the developed technology in future products that are not competitive with the specific application for which the development work was performed.

     The Company's contact center product development activities are principally focused on expanding the capabilities of the contact center products, including the skills and multimedia scheduling capabilities of the TotalView Workforce Management product and the functionality of the TotalNet Call Routing product.

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

     Distribution. The Company sells its network systems, network diagnostics and contact center products in the U.S. principally through the Company's separate direct sales forces and, for the Eagle STP and certain other network systems products to a lesser extent, indirectly through strategic relationships with various third parties. The Company's direct sales forces operate out of the Company's headquarters in Calabasas, California and the Company's regional offices located in Colorado, Georgia, Illinois, New Jersey, North Carolina, Virginia, Northern and Southern California and Texas. The Company sells its network systems products internationally through the Company's direct sales force and distribution relationships with Daewoo, Lucent and Unisys and the Company's wholly owned subsidiary in the United Kingdom. The Company sells its diagnostics products internationally through a network of approximately 25 distributors and the Company's wholly owned subsidiaries in Japan and the United Kingdom. The Company's Japanese subsidiary, which presently primarily sells diagnostics products, generated approximately 8% of the Company revenues for 2000, 10% for 1999 and 12% for 1998.

     Independent companies distribute the Company's products in other Western European countries, the Far East (other than Japan), Australia, Mexico, Puerto Rico, New Zealand, Latin America, the Middle East and South Africa. Distributors typically purchase products directly from Tekelec pursuant to agreements that are exclusive for a particular territory and are cancelable by either party upon 90 days notice. Export sales through international distributors accounted for approximately 5% of the Company's revenues for 2000, 6% for 1999 and 7% for 1998.

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

     o An agreement with Cisco Systems, whereby Tekelec will market certain of Cisco's media gateways with its VXi Media Gateway Controller and IP7 Secure Gateway.

     o a non-exclusive distribution agreement with Lucent under which Lucent distributes the Company's Eagle STP;

     o a non-exclusive international distribution agreement with Unisys under which Unisys distributes the Company's network systems products;

     o an exclusive distribution and OEM agreement with Daewoo under which Daewoo distributes the Company's Eagle STP in South Korea;

     o an OEM and distribution agreement with Davox Corporation under which Davox will sell on an OEM basis the Company's TotalNet Call Routing products and the Company will distribute Davox's ensemble call center solution;

     o a strategic marketing and sales alliance with Telcordia under which Tekelec and Telcordia jointly market each other's products and have exchanged interface specifications to allow the interoperability of the Company's IP7 Secure Gateway and Telcordia's ISCP System for the delivery of intelligent services across packet networks utilizing voice over Internet protocol; and

     o an alliance with Nortel Networks in which Tekelec and Nortel Networks cooperatively market Nortel Networks' Symposium Call Center Server with TotalNet Call Routing and TotalView Workforce Management.

     The Company believes that its strategic third party relationships provide the Company with additional opportunities to penetrate the SS7 network systems and convergence markets and demonstrate the Company's strategic partners' recognition of the technical advantages of the Company's Eagle STP and IP7 Secure Gateway products and the Company's network products. Through the Company's relationships with, among others, Tellabs, Cisco Systems, Lucent, Unisys, Daewoo, and Telcordia, the Company is enhancing its market presence and the ability to access leading network service providers. In general, these agreements can be terminated by either party on limited notice and, except for the Company's agreement with Daewoo, do not require minimum purchases. Tellabs, Cisco Systems, Unisys, Davox and Telcordia also are not precluded from selling products that are competitive with the Company's products. Although the Company's current sales through these relationships are not significant, a termination of the Company's relationship with, or the sale of competing products by any of these strategic partners, could adversely affect the Company's business and operating results.

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

     The Company maintains an in-house repair facility and provides ongoing training and telephone assistance to customers and international distributors and other resellers from the Company headquarters in Calabasas, California, certain U.S. regional offices and the Company's Japanese subsidiary. The
Company's technical assistance centers in Morrisville, North Carolina and Staines, United Kingdom, support the Company's network systems products on a 24 hour-a-day, seven day-a-week basis. The Company's technical assistance center in Richardson, Texas, supports the Company's contact center products and certain of the Company's network systems products.

     The Company typically warrants its products against defects in materials and workmanship for one year after the sale and thereafter offers extended service warranties.

Customers

     The Company's customers include end users and marketing intermediaries. End users for the Company network systems products consist primarily of network service providers, wireless network operators, interexchange carriers, competitive access providers, local exchange carriers and Regional Bell Operating Companies. End users for the Company's diagnostic products primarily include communications equipment manufacturers, and to a lesser extent, network service providers and government agencies. The Company's contact center solutions have been sold primarily to Fortune 500 companies, financial services companies and telecommunications carriers. The Company anticipates that its operating results in any given period will continue to depend to a significant extent upon revenues from a small percentage of the Company's customers.

     The Company's diagnostics business is substantially dependent on repeat business. Many of the Company's largest customers in 1999 and 2000 were purchasers of the Company diagnostics systems in prior years.

Backlog

     Backlog for the Company's network systems products typically consists of contracts or purchase orders for both product delivery scheduled within the next 12 months and extended service warranty to be provided over periods of up to five years. Backlog for the Company's diagnostic and contact center products typically consists of products and services ordered for delivery within the next 12 months. Primarily because of variations in the size and duration of orders received by Tekelec and customer delivery requirements, which may be subject to cancellation or rescheduling by the customer, the Company's backlog at any particular date may not be a meaningful indicator of future financial results.

     At December 31, 2000, the Company's backlog amounted to approximately $197.2 million, of which $71.1 million related to network systems service warranties. This compared to a backlog of approximately $142.3 million at December 31, 1999, of which $65.2 million related to network systems service warranties.

Competition

     Network Systems Products. The market for the Company's network systems products is intensely competitive and has been highly concentrated among a limited number of dominant suppliers. The Company presently competes in the network systems market with, among others, Alcatel, Cisco Systems, Nortel, Telcordia, Sonus Networks, Ericsson, Lucent Technologies and Siemens. The Company expects competition to increase in the future from existing and new competitors.

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

     Some of the Company's competitors, including Lucent, Nortel and Sonus Networks manufacture and offer fully integrated network systems products for converged networks. These products include an SS7 signaling gateway, a media gateway controller and a media gateway. The Company's strategy, however, is to develop and provide the SS7 signaling gateway and the media gateway controller elements of network systems solutions for converged circuit and packet networks. This means that it will be necessary for the Company's products to be combined with the media gateways of other vendors to constitute a complete network systems switch for a converged network. To date, the Company has established relationships with Tellabs and Cisco Systems to offer a complete switch. Some customers may prefer to purchase fully integrated network systems switches from the Company's competitors rather than purchase the Company's network systems products because they may conclude that the fully integrated switch is superior. The Company's ability to compete in the market for network systems switches will also be limited if media gateway manufacturers develop fully integrated switches and cease selling media gateways on a non-integrated basis or bundled with the Company's convergence products.

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

     Diagnostics Products. The communications diagnostics market is intensely competitive and subject to rapid technological change and evolving industry standards. The Company competes primarily in the high performance segment of this market, and the Company's principal competitors are Agilent Technologies, Catapult and Inet Technologies. The Company also competes with a number of other manufacturers, some of which have greater financial, marketing, manufacturing and technological resources than Tekelec. The Company believes that its long-term success will depend in part on its ability to be a leader in offering diagnostics products that address new emerging industry standards.

     The Company believes that the principal competitive factors in the communications diagnostics market in which it competes are product and price performance, functionality and reliability, timely introduction of new products, marketing and distribution capability and customer service and support. Although the Company believes that it competes favorably, new or established competitors could offer products which are superior to or cost less than the Company's products.

     Contact  Center  Products.  The  market  for  contact  center  products  is extremely competitive. The Company competes principally with Aspect Communications and Blue Pumpkin Software in the market for workforce management solutions and with Cisco and Alcatel in the market for call routing solutions. The Company also competes to a lesser extent in these markets with a number of other manufacturers, some of which have greater financial, marketing, manufacturing and other resources than Tekelec. The Company believes that the success of its TotalView product will depend in part on its ability to offer competitive prices and to further develop its workforce management scheduling and other technologies and its international distribution channels. The Company believes that the success of the TotalNet product will depend to a significant degree on its ability to develop market penetration and to improve product functionality through strategic partnering with third parties.

Intellectual Property

     The Company's success depends to a significant degree on its proprietary technology and other intellectual property. The Company relies on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements and contractual restrictions to establish and protect the Company's proprietary rights both in the United States and abroad. The Company has been issued a number of patents and has a number of patent applications pending. These measures, however, afford only limited protection and may not prevent third parties from misappropriating the Company's technology or other intellectual property. In addition, the laws of certain foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States and thus make the possibility of misappropriation of the Company's technology and other intellectual property more likely. If the Company fails to successfully enforce or defend its intellectual property rights or if the Company fails to detect misappropriation of the Company's proprietary rights, its ability to effectively compete could be seriously impaired.


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

     The communications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to Tekelec. From time to time, the Company receives notices from or is sued by third parties regarding patent claims. Any claims made against the Company regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend, would divert the Company's management and key personnel from its business operations and may require the Company to modify or cease marketing its products, develop new technologies or products, acquire licenses to proprietary rights that are the subject of the infringement claim or refund to the Company's customers all or a portion of the amounts paid for infringing products. If such claims are asserted, there can be no assurances that the dispute could be resolved without litigation or that the Company would prevail or be able to acquire any necessary licenses on acceptable terms, if at all. In addition, the Company may be requested to defend and indemnify certain of its customers and resellers against claims that the Company's products infringe the proprietary rights of others. The Company may also be subject to potentially significant damages or injunctions against the sale of certain products or use of certain technologies. See "Legal Proceedings" in Part I, Item 3, of the Annual Report on Form 10K.

Employees

     At March 1, 2001, the Company had 1,033 employees, comprising 383 in sales, marketing and support, 90 in manufacturing, 398 in research, development and engineering and 162 in management, administration and finance. Virtually all of the Company's employees hold stock options and/or participate in the Company employee stock purchase plan. None of the Company's employees is represented by a labor union, and the Company has not experienced any work stoppages. The Company believes that the Company's relations with its employees is excellent.

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

     o the ability of our customers to obtain financing or to fund capital expenditures;

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

     The factors described above are difficult to forecast and could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurances that the Company will not experience a shortfall in the future, which would adversely affect the Company's operating results. Accordingly, the results of any one quarter should not be relied upon as an indication of the Company's future performance.

The Company has limited product offerings, and its revenues may suffer if demand for any of its products declines or fails to develop as it expects.

     The Company derives a substantial portion of its revenues from Network Systems products. During each of 1998, 1999 and 2000, the Company's Eagle and IP7 signaling products and related services generated over 50% of its revenues, and the Company expects that these products and services and its other network systems products will continue to account for a substantial majority of the Company's revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for these products, such as competition, technological change or a slower than anticipated rate of deployment of new technologies, could cause a decrease in the Company's revenues and profitability. Therefore, continued and widespread market acceptance of these products is critical to the Company's future success. Moreover, the Company's future financial performance will depend in significant part on the successful and timely development, introduction and customer acceptance of new and enhanced versions of the Company's Eagle and IP7 products and other Network Systems products. There are no assurances that the Company will continue to be successful in developing and marketing its network systems products and related services.

If wireless carriers do not continue to buy the Company's Network Systems products and service, the Company's Network Systems business would be harmed.

     The success of the Company's Network Systems business will depend in large part on the continued growth of the wireless network operators and their purchases of the Company's products and services. The Company derives a substantial portion of its revenues from the sale of Network Systems products and services to wireless networks operators. In 2000, sales to the wireless market accounted for approximately 40% of the Company's revenues. The Company expects that its sales of Network Systems products and services to wireless companies will continue to account for a substantial percentage of the Company's revenues for the foreseeable future. The continued growth of the domestic and international wireless markets is subject to a number of risks that could adversely affect the Company's revenues and profitability, including weakness in the domestic or global economy, a slowdown in capital spending by the wireless network operators, adverse changes in the debt and equity markets and the ability of wireless carriers to obtain financing on favorable terms, delays or scaling back of plans for the deployment by wireless network operators of new wireless broadband technologies, and slowing wireless network subscriber growth. Consequently, there can be no assurances that the wireless network carriers will continue to purchase the Company's Network Systems products and services for the build out or expansion of their networks.

Risks related to the potential convergence of voice and data networks

     Currently, voice conversations are carried primarily over circuit switched networks. Another type of network, packet switched networks, carries primarily data. Circuit and packet networks use fundamentally different technologies. Although the Company expects a substantial portion of any increases in its future sales of network systems products to result from the interconnection, or convergence, of circuit and packet networks, the Company cannot accurately predict when such convergence will occur. Therefore, this convergence presents several significant and related risks to the Company's business.

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

          It may be difficult or impossible to solve certain technical obstacles to the transmission of voice conversations over a packet network with the same quality and reliability of a circuit network. For example, delays or gaps in the timing of a message are typically not as critical to data transmissions as they are to voice conversations. The nature of packet switching makes it difficult to prevent such delays or gaps as well as to repair such defects in a way that does not degrade the quality of a voice conversation. If this problem is not solved, the convergence of circuit and packet networks may never fully occur or may occur at a much slower rate than the Company anticipates. It may also be difficult or time-consuming for the industry to agree to standards incorporating any one solution to such technical issues if such a solution does exist. Without uniform standards, substantial convergence of circuit and packet networks may not occur.

          The Company cannot accurately predict when these technical problems will be solved, uniform standards agreed upon or when market acceptance of such solutions will occur. However, convergence may well take much longer or, as noted above, not fully occur at all. Moreover, uncertainty regarding the technology or standards employed in converged networks may cause carriers to delay their purchasing plans.

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

          The Company's product strategy is to develop and provide only certain parts of a network switch which would be used in converged circuit and packet networks. This means that the Company's new IP7 Secure Gateway and Media Gateway Controller will need to be deployed with the products of other manufacturers in order to constitute a complete switching solution for a converged network. Some of the Company's competitors, including Lucent, Nortel and Sonus Networks, manufacture fully integrated switches for converged networks that would not require any of the Company's products. Some or all of the Company's customers or potential customers may prefer to purchase such a fully integrated switching product rather than purchasing the Company's convergence switching products. They may prefer a fully integrated switch, even if the Company's convergence switching products are offered with the switch components made by others. Customers may choose this option because they believe that the fully integrated products are superior. If a significant number of the Company's potential customers prefer a fully integrated solution made entirely by one manufacturer, the Company's strategy could fail because its products do not achieve broad market acceptance for converged networks, and its business could suffer.

     The Company's  dependence on strategic  relationships with manufacturers of
     other  products  makes  it  potentially   vulnerable  to  the  actions  and
     performance of other manufacturers.

          Because the Company's IP7 Secure Gateway and VXi Media Gateway Controller will need to be bundled with the products of other manufacturers in order to constitute a switch in converged circuit and packet networks, the Company may be adversely affected by the actions of the manufacturers of the other necessary switch elements. First, these manufacturers may not choose to make their product designs compatible with the

     Company's products. Second, those manufacturers who do choose to make their products compatible with the Company's products may not develop or deliver their products on a timely basis, or may not develop products which perform as expected or are priced competitively. Third, manufacturers of these products may also subsequently change the design of their products in a manner which makes it difficult or impossible to make the Company's products compatible. Fourth, manufacturers of these products may decide to develop a fully integrated network switch for converged networks and may cease selling non-integrated switching products. Finally, because the Company intends to market a product which incorporates network switching products made by others, any other manufacturer who markets the Company's products together with its products may terminate or cease to fully support its efforts to sell the Company's products. All of these actions will be outside of the Company's control. Any of these actions could materially and adversely affect the Company's business and profitability.

If the Company's products do not satisfy customer demand for performance or price, the Company's customers could purchase products from its competitors.

     If the Company is not able to compete successfully against its current and future competitors, its current and potential customers may choose to purchase similar products offered by the Company's competitors, which would negatively affect the Company's revenues. The Company faces formidable competition from a number of companies offering a variety of network systems, diagnostics or contact center products. The markets for the Company's products are subject to rapid technological changes, evolving industry standards and regulatory developments. The Company's competitors include many large domestic and international companies as well as many smaller established and emerging technology companies. The Company competes principally on the basis of:

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

     Historically, a limited number of customers has accounted for a significant percentage of the Company's revenues in each fiscal quarter. Less than 10% of the Company's customers accounted for 70% of the Company's revenues in each of 1999 and 2000. The Company anticipates that its operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In addition, the Company anticipates that the mix of customers in each fiscal period will continue to vary. In order to increase its revenues, the Company will need to attract additional significant customers on an ongoing basis. Its failure to sell a sufficient number of products or to obtain a sufficient number of significant customers during a particular period could adversely affect its operating results.

If the Company fails to develop or introduce new products in a timely fashion, its business will suffer.

     If the Company fails to develop or introduce on a timely basis new products or product enhancements or features that achieve market acceptance, its business will suffer. The markets for the Company's network systems and diagnostics products are characterized by rapidly changing technology, frequent new product introductions, short product life cycles and enhancements and evolving industry standards. The Company's success will depend to a significant extent upon its ability to accurately anticipate the evolution of new products and technologies and market trends and to enhance its existing products. It will also depend on the Company's ability to timely develop and introduce innovative new products that gain market acceptance. Finally, sales of both the Company's network systems and its diagnostics products depend in part on the continuing development and deployment of emerging standards and our ability to offer new products and services that comply with these standards. There can be no assurances that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products on a timely or cost-effective basis. Moreover, the Company may encounter technical problems in connection with its product development that could result in the delayed introduction of new products or product enhancements. In addition, products or technologies developed by others may render the Company's products noncompetitive or obsolete.

Litigation related to product liability claims could be expensive and could negatively affect the Company's profitability.

     Products as complex as the Company's may contain undetected errors when first introduced or as new versions are released. Such errors, particularly those that result in a failure of the Company's switching products or telecommunications networks, could harm the Company's customer relationships, business and reputation. While the Company's products have earned a reputation for reliability and performance, there can be no assurances that the Company's products will not have errors in the future. A product liability claim brought against the Company could result in costly, protracted, highly disruptive and time consuming litigation, which would harm the Company's business. In addition, the Company may be subject to claims arising from its failure to properly service or maintain its products or to adequately remedy defects in its products once such defects have been detected. The Company's agreements with its customers typically contain provisions designed to limit its exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the

Company's agreements may not be effective under the laws of some jurisdictions, particularly since the Company has significant international sales. Although the Company maintains product liability insurance, it may not be sufficient to cover all claims to which the Company may be subject. The successful assertion against the Company of one or a series of large uninsured claims would harm the Company's business. Although the Company has not experienced any significant product liability claims to date, the Company's sale and support of products may entail the risk of these types of claims, and subject the Company to such claims in the future.

If customers do not continue to purchase test systems, the Company's diagnostics business would be harmed.

     The future success of the Company's diagnostics business will depend on continued growth in the market for telecommunications test systems and services and the continued commercial acceptance of the Company's diagnostics products as solutions to address the testing requirements of telecommunications equipment manufacturers, to a lesser extent, and network operators. While most of the Company's existing and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally, many have chosen to purchase a substantial portion of their test equipment needs. There can be no assurances that the Company's customers will continue to purchase their test systems from third parties or that potential new customers will purchase test equipment. Even if they do, they may choose the diagnostics products and services offered by the Company's competitors.

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

     In addition, the Company expects to increasingly rely on the deployment of its products with those of other manufacturers, systems integrators and other resellers, both domestically and internationally. To the extent the Company's products are so incorporated, the Company depends on the timely and successful development of those other products. Although the Company currently has a network of distributors for its diagnostics products and uses distributors only to a limited extent or not at all with respect to its other product lines, the Company may expand its distribution activities with respect to its other products, including network infrastructure products.

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

     International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and distributors, longer payment cycles, greater difficulty in accounts receivable collection and potentially adverse tax consequences. Doing business overseas is generally more costly than doing business in the United States. The Company sells its products worldwide through its direct sales forces, distributors and other resellers and wholly owned subsidiaries in Japan and the United Kingdom. International sales accounted for 31% in 1998, 23% in 1999 and 29% in 2000.

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

     In particular, if the Company is not able to manage its continuing expansion into Europe and planned expansion into Latin America, the Company's business may suffer. In addition, the Company is relatively unknown in Europe and Latin America, and the Company may have difficulty establishing relationships or building name recognition, which could adversely affect its performance in these markets. Moreover, European telecommunications networks generally have a different structure, and the Company's products may not be completely compatible with this different structure. As a result, the Company's products may not be competitive with those of its competitors in Europe.

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

     The Company depends to a significant extent upon the continuing services and contributions of its senior management team and other key personnel, particularly Michael L. Margolis, its Chief Executive Officer and President; Fred Lax, its Chief Operating Officer and Executive Vice President, Cecil Boyd, its Senior Vice President and General Manager, Network Systems Division; Lee Smith, its Vice President and General Manager, Network Diagnostics Division; and Debbie May, its Vice President and General Manager, Contact Center Division. The Company does not have long-term employment agreements or other arrangements with its employees which would prevent them from leaving Tekelec. The Company's future success also depends upon its ongoing ability to attract and retain highly skilled personnel. Competition for these employees is intense. The Company's business could suffer if it were to lose any key personnel and not be able to find appropriate replacements in a timely manner or if it were unable to attract and retain additional highly skilled personnel.

There can be no assurances that the Company's measures to protect its proprietary technology and other intellectual property rights are adequate.

     The Company's success depends to a significant degree on its proprietary technology and other intellectual property. Although the Company regards its technology as proprietary, it has sought only limited patent protection. The Company relies on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements and contractual restrictions to establish and protect its proprietary rights. These measures, however, afford only limited protection and may not prevent third parties from misappropriating the Company's technology or other intellectual property. In addition, the laws of certain foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States, which makes misappropriation of the Company's technology and other intellectual property more likely. It is possible that others will independently develop similar products or design around the Company's patents and other proprietary rights. If the Company fails to successfully enforce or defend its intellectual property rights or if it fails to detect misappropriation of its proprietary rights, the Company's ability to effectively compete could be seriously impaired.

     The Company's pending patent and trademark registration applications may not be allowed, and the Company's competitors may challenge the validity or scope of the Company's patent or trademark registration applications. In addition, the Company from time to time faces challenges to the validity or enforceability of its proprietary rights and litigation may be necessary to enforce and protect its rights, to determine the validity and scope of its proprietary rights and the rights of others, or to defend against claims of infringement or invalidity. Any such litigation would be expensive and time consuming, would divert the Company's management and key personnel from business operations and would likely harm its business and operating results.

If third parties claim that the Company is infringing their intellectual property, the Company may be prevented from selling certain products and incur significant expenses to resolve these claims.

     The Company receives from time to time claims of infringement from third parties or otherwise becomes aware of relevant patents or other intellectual property rights of third parties that may lead to disputes and litigation. Any claims made against the Company regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend and could have a material adverse effect on the Company's business. In addition, any such claims would divert the Company's management and key personnel from its business operations and may require the Company to modify or cease marketing its products, develop new technologies or products, acquire licenses to proprietary rights that are the subject of the infringement claim or refund to its customers all or a portion of the amounts they paid for infringing products. If such claims are asserted, there can be no assurances that the Company would prevail or be able to acquire any necessary licenses on acceptable terms, if at all. In addition, the Company may be requested to defend and indemnify certain of its customers and resellers against claims that its products infringe the proprietary rights of others. The Company may also be subject to potentially significant damages or injunctions against the sale of certain products or use of certain technologies. There can be no assurance whether litigation can be avoided or successfully concluded. Although the Company believes that its intellectual property rights are sufficient to allow it to sell its existing products without violating the valid proprietary rights of others, there can be no assurances that the Company's technologies or products do not infringe on the proprietary rights of third parties or that such parties will not initiate infringement actions against the Company.

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


Item 2.  PROPERTIES

     The Company's executive offices and principal manufacturing operations are located in Calabasas, California in facilities consisting of approximately 77,000 square feet. The Company leases the facility under a lease expiring in November 2004, subject to a five-year renewal option.

     The Company also occupies a 155,000 square-foot facility in Morrisville, North Carolina under a lease expiring in November 2009. This facility is used primarily for engineering, product development, customer support and regional sales activities for the Company network systems products and the Company's network diagnostics products. In July 2000, the Company agreed to lease an additional 155,000 square-foot facility in Morrisville, North Carolina, to be constructed in three phases. Construction of the entire facility is scheduled to be completed by May 2003.

     The Company's IEX subsidiary leases a facility consisting of approximately 95,000 square feet in Richardson, Texas under a lease expiring in May 2003, subject to a five-year renewal option. The IEX facility is used for engineering, product development, customer support, and general administrative and sales activities for certain of the Company's network systems products and the Company's contact center products.

     The Company also has nine regional sales offices occupying an aggregate of approximately 12,000 square feet under leases expiring between 2001 and 2005 in Escondido, California; Englewood, Colorado; Duluth, Georgia; Lombard, Illinois; Tinton Falls and Mt. Laurel, New Jersey; Irving, Texas; Sunset Hills, Virginia; and Amsterdam, the Netherlands.

     The Company's Japanese subsidiary occupies approximately 12,300 square feet in Tokyo under leases expiring between August 2001 and December 2002. The Company's subsidiary in the United Kingdom occupies approximately 6,000 square feet in Staines and Bristol under a month-to-month lease.

     The Company believes that its existing facilities will be adequate to meet the Company's needs at least through 2001, and that the Company will be able to obtain additional space when, where and as needed on acceptable terms.

Item 3.  LEGAL PROCEEDINGS

     In August 2000, Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. (collectively, "Alcatel") filed a complaint against Tekelec in the United States District Court for the Eastern District of Texas, Sherman Division. The complaint alleges that Tekelec makes and sells products that infringe two patents owned by Alcatel Sourcing. The patents at issue relate to a system and method for application location register routing in a telecommunications network.

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

     In September 2000, Tekelec filed an answer and counterclaim to Alcatel's complaint denying Alcatel's claims of infringement and raising several affirmative defenses. Tekelec has also asserted several counterclaims against Alcatel seeking declaratory relief that Tekelec has not infringed the Alcatel patents and that such patents are invalid and unenforceable. Tekelec believes that it has strong defenses to Alcatel's claims on the grounds of invalidity, noninfringement and inequitable conduct by Alcatel, and is defending the action vigorously. The parties are currently engaged in pre-trial discovery. A trial date has been scheduled for the second quarter of 2002.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable


                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol TKLC. The following table sets forth the range of high and low closing sales prices for the Common Stock, for the periods indicated. As of March 1, 2001, there were 239 record shareholders of the Company's Common Stock.

                                                     High           Low
                                                   ---------    ---------
           1999
              First Quarter......................  $ 22.25       $  7.09
              Second Quarter.....................    12.19          6.69
              Third Quarter......................    17.19          9.13
              Fourth Quarter.....................    23.50         12.19

           2000
              First Quarter......................  $ 52.19       $ 23.88
              Second Quarter.....................    48.19         27.38
              Third Quarter......................    48.13         28.88
              Fourth Quarter.....................    39.69         24.06

     The Company has never paid a cash dividend on its Common Stock. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

     On November 2, 1999, the Company issued $135,000,000 principal amount at maturity of its 3.25% Convertible Subordinated Discount Notes due 2004 (the "Notes") in a private placement and without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The issue price of the Notes was 85.35% of the principal amount at maturity, and the total gross proceeds to the Company were $115,227,900 before discounts and expenses. The Notes are convertible into Common Stock of the Registrant at any time on or after January 31, 2000, unless previously redeemed or otherwise repurchased by the Registrant. The conversion rate of the Notes is 56.3393 shares of Common Stock per $1,000 principal amount at maturity, subject to adjustment in certain events. The Company sold the Notes to Deutsche Bank Securities Inc. and Warburg Dillon Read LLC as the initial purchasers, and the initial purchasers have advised the Company that they resold the Notes only to "Qualified Institutional Buyers" (as defined in Rule 144A under the Securities Act) in compliance with Rule 144A and, outside of the United States, to investors that were not "United States persons" as defined in Rule 902 of Regulation S under the Securities Act. In February 2000, the Company registered for resale the Notes and the shares of Common Stock issuable upon conversion thereof under the Securities Act of 1933.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The statement of operations data included in the selected consolidated financial data set forth below for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data set forth below at December 31, 2000 and 1999 are derived from, and are qualified in their entirety by reference to, the Company's audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The statement of operations data set forth below for the years ended December 31, 1997 and 1996 and the balance sheet data set forth below at December 31, 1998, 1997 and 1996 are derived from audited consolidated financial statements of the Company, which are not included herein.

                        Five-Year Selected Financial Data

For the Years Ended December 31,                 2000          1999             1998          1997           1996
                                               --------------------------------------------------------------------
                                                                 (thousands, except per-share data)

Statement of Operations Data:
Revenues....................................   $ 314,334      $ 226,068      $ 176,669      $ 125,140      $ 72,126
Income (Loss) before provision
   for income taxes.........................      29,622         10,229         55,551         29,741          (284)
Net income (loss) ..........................      12,896            444         39,209         28,996        (2,511)
Earnings (Loss) per share:
     Basic..................................   $    0.22      $    0.01      $    0.73      $    0.58      $  (0.05)
     Diluted................................        0.20           0.01           0.67           0.51         (0.05)
Weighted average number of
   shares outstanding:
     Basic..................................      57,823         54,931         53,518         50,408        47,100
     Diluted................................      64,123         58,690         58,708         56,842        47,100

Balance Sheet Data (at December 31):
Cash and investments........................   $ 159,413      $ 106,664      $ 113,774      $  70,518      $ 44,244
Working capital.............................     218,935        127,702        108,762         86,354        44,688
Total assets................................     458,524        394,434        210,210        136,465        82,518
Long-term liabilities.......................     136,050        137,552          2,252          2,839         1,061
Shareholders' equity........................     237,597        176,595        165,777        107,877        61,751

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

OVERVIEW

     In May 1999, the Company acquired all of the outstanding stock of IEX Corporation ("IEX"), which develops, markets and sells solutions for intelligent networks, contact centers and other telecommunications markets.

     The Company's product offerings are currently organized along three distinct product lines: network systems, network diagnostics and contact center.

     Network Systems Products. Prior to the Company's May 1999 acquisition of IEX, the Company's network systems product line was known as the network switching product line and consisted principally of the Eagle STP and products, features and applications based on the Eagle platform, including the IP7 Secure Gateway and the Company's local number portability solution. As a result of the acquisition of IEX, the network systems product line has been expanded to include IEX's network products, including ASi 4000 Service Control Point, VXi Media Gateway Controller and other convergence products. During 2000, the Company's business segments were reorganized to include the Sentinel network surveillance system in the network systems products segment.

     Network Diagnostics Products. In January 1999, the Company scaled back its data network diagnostics product line and integrated it into its intelligent network diagnostics product line. Prior to that time, the Company treated these product lines separately for organizational and financial reporting purposes. Since that time, the Company has reported these products together as the network diagnostics product line. This product line consists principally of the MGTS and MGTS i3000 families of diagnostics products.

     Contact Center Products. The Company's IEX contact center business develops and supplies software-based solutions for contact centers, and its products include the TotalView Workforce Management and TotalNet Call Routing solutions. In 2000, the IEX Call Center Division business was renamed from Call Center to Contact Center Division due to the products' evolution to support multimedia contact centers.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that statement of operations items bear to total revenues:

                                                           Percentage of Revenues
                                                       For the Years Ended December 31,
                                                       --------------------------------
                                                           2000     1999      1998
                                                          -----     -----     -----

Revenues ..............................................   100.0%    100.0%    100.0%
     Cost of goods sold ...............................    34.4      34.3      33.3
     Amortization of purchased technology .............     3.2       2.8        --
                                                          -----     -----     -----
Gross profit ..........................................    62.4      62.9      66.7
     Research and development .........................    17.3      18.7      14.9
     Selling, general and administrative ..............    28.3      28.4      22.9
     Amortization of goodwill and other intangibles ...     7.0       7.0        --
     Acquired in-process research and development and
       other acquisition-related charges ..............      --       3.0        --
     Restructuring ....................................      --       0.8        --
                                                          -----     -----     -----
Income from operations ................................     9.8       5.0      28.9
     Interest and other income (expense), net .........    (0.4)     (0.5)      2.6
                                                          -----     -----     -----
Income before provision for income taxes ..............     9.4       4.5      31.5
     Provision for income taxes .......................     5.3       4.3       9.3
                                                          -----     -----     -----
     Net income .......................................     4.1%      0.2%     22.2%
                                                          =====     =====     =====

     The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                                                           Percentage of Revenues
                                                       For the Years Ended December 31,
                                                       --------------------------------
                                                           2000     1999      1998
                                                          -----     -----     -----


Network Systems........................................     70%       66%       69%
Network Diagnostics....................................     20        25        31
Contact Center.........................................     10         9        --
                                                          -----     -----     -----
     Total.............................................    100%      100%      100%
                                                          =====     =====     =====

     The following table sets forth, for the periods indicated, the revenues by geographic territory as a percentage of total revenues:

                                                           Percentage of Revenues
                                                       For the Years Ended December 31,
                                                       --------------------------------
                                                           2000     1999      1998
                                                          -----     -----     -----

North America..........................................     71%       77%       69%
Japan..................................................      8        10        12
Europe.................................................     11         4         4
Rest of World..........................................     10         9        15
                                                          -----     -----     -----
     Total.............................................    100%      100%      100%
                                                          =====     =====     =====

2000 Compared With 1999

     Revenues. The Company's revenues increased by $88.3 million, or 39%, during 2000 due primarily to higher sales of network systems products and services and secondarily to the inclusion of post-acquisition sales of IEX contact center products for the full year and higher sales of network diagnostics products.

     Revenues from network systems products increased by $70.8 million, or 48%, due primarily to higher sales of the Company's Eagle STP and local number portability product, increased upgrade and extensions sales, and higher sales of the Company's IP7 products.

     Revenues from network diagnostics products increased by $6.2 million, or 11%, due to higher sales of the Company's MGTS i3000 diagnostic system.

     Revenues from contact center products increased by $11.2 million, or 53%, due primarily to results for the year ended December 31, 2000 reflecting sales for the entire twelve months compared to the year ended December 31, 1999, which only included sales following the May 1999 acquisition, and increased sales on a full-year comparison basis of TotalView Workforce Management products.

     Revenues in North America increased by $50.1 million, or 29%, due primarily to higher sales of Eagle STP products and IP7 Secure Gateway product sales. Sales in Japan increased $3.6 million, or 16%, as a result of higher sales of MGTS and third-party data diagnostics products. Revenues in Europe increased by $23.8 million, or 245%, due to higher network systems product sales. Rest of world revenues increased by $10.7 million, or 52%, due to increased Eagle STP sales.

     The impact of exchange rate fluctuations on currency translations increased revenues by $1.6 million, or 1%, and did not have a material effect on net income.

     The Company believes that its future revenue growth depends in large part upon a number of factors, including the continued market acceptance of the Company's products, particularly the Eagle products and related applications as well as the Company's suite of products for converged circuit and packet networks, including the IP7 Secure Gateway and VXi media gateway network systems products and the MGTS i3000 diagnostics product.

     Gross Profit. Gross profit as a percentage of revenues decreased to 62.4% in 2000 compared with 62.9% in 1999. The decrease in gross margin was primarily due to the increase in amortization of purchased technology, primarily in connection with the acquisition of IEX, for twelve months in 2000 compared to eight months of such amortization in 1999. Excluding the amortization of purchased technology related to the IEX acquisition, gross profit as a percentage of sales was essentially flat at 65.6% in 2000 compared to 65.7% in 1999. In 2000, the Company also recorded a non-recurring change of $2.9 million to write-down inventory related to the IEX network switch product line. Changes in the following factors, among others, may affect gross profit: product and distribution channel mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal manufacturing capabilities and efficiencies; foreign currency fluctuations; and general economic conditions.

     Research and Development. Research and development expenses increased overall by $12.2 million, or 29%, and decreased as a percentage of revenues to 17.3% in 2000 from 18.7% in 1999. The dollar increase was attributable principally to increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements for both network systems and network diagnostics products, primarily related to the Company's continued development of products to address the Internet Protocol
("IP")/Signaling System #7 ("SS7") and Media Gateway Controller, or "softswitch," markets. Based on the Company's present product development plans, the Company expects that its research and development expenses for 2001 will increase in dollars when compared to 2000.

     The Company intends to continue to make substantial investments in product and technology development and believes that its future success depends in large part upon its ability to continue to enhance existing products and to develop or acquire new products that maintain the Company's technological competitiveness.

     Selling, General and Administrative. Selling, general and administrative expenses increased by $24.7 million, or 38%, and decreased slightly as a percentage of revenues to 28.3% in 2000 from 28.4% in 1999. The dollar increase was primarily due to increased personnel and infrastructure-related expenses incurred to support the Company's installed base and anticipated higher sales levels. Selling, general and administrative expenses for 2000 include a $2.3 million charge to record an allowance for doubtful accounts related to outstanding receivables from a customer which filed for bankruptcy protection under Chapter 11 in March 2001 and a charge of $750,000 in connection with the settlement of a legal dispute. The Company expects that selling, general and administrative expenses for 2001 will increase in dollars when compared to 2000.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and intangible assets increased by $6.1 million, but stayed flat as a percentage of revenue at 7.0% in 2000 and 1999. The dollar increase was due to the amortization of goodwill and intangibles, primarily in connection with the acquisition of IEX, for the full year in 2000 compared to eight months in 1999.

     Interest and Other Income (Expense), net. Interest expense was $8.7 million in 2000, compared to $4.9 million in 1999. The $3.8 million increase was primarily due to a full year of interest expense in 2000 for the Company's convertible notes, compared to approximately eight months of interest expense in 1999 for short-term notes issued by the Company in May 1999 in connection with the acquisition of IEX, and interest for the convertible notes issued in November 1999 to retire the short-term notes. Interest income increased $3.9 million, or 91%, due to higher invested cash balances in 2000 compared to 1999.

     Income Taxes. The income tax provision for 2000 was $16.7 million and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $4.7 million from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of these acquisition-related items, an estimated effective tax rate of 35% was applied and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development and foreign tax credits, compared to an effective tax rate of 35% for 1999. The Company expects that its effective tax rate, excluding the effect of acquisition-related items, will remain relatively consistent and within the range of the effective tax rates in prior years. Changes in the tax rate can be affected by changes in the mix of international sales and changes in the amount of the research and development credits.

1999 Compared with 1998

     Revenues. The Company's revenues increased by $49.4 million, or 28%, during 1999 due primarily to the inclusion of post-acquisition IEX product sales following the acquisition of IEX in May 1999, and secondarily to increased Eagle STP switching and network diagnostics product sales.

     Revenues from network systems products increased by $26.9 million, or 22%, to $148.8 million due primarily to the addition of sales of IEX's intelligent network products and Sentinel products, and higher Eagle STP product sales including increased extension and upgrade sales, as well as initial sales of the Company's IP7 Secure Gateway product.

     Revenues from network diagnostics products increased by $1.4 million, or 3%, to $56.2 million due to higher sales of intelligent network diagnostics products offset by lower sales of data network diagnostics products.

     Revenues from contact center products following the acquisition of IEX in May 1999 added $21.1 million in 1999.

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

     The impact of exchange rate fluctuations on currency translations increased revenues by $708,000 million, or less than 1%, and did not have a material effect on net income.

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

     Selling, General and Administrative. Selling, general and administrative expenses increased by $23.8 million, or 59%, and increased as a percentage of revenues to 28.4% in 1999 from 22.9% in 1998. The dollar increase was primarily due to the inclusion of post-acquisition IEX selling, general and administrative expenses and higher personnel and infrastructure-related expenses incurred to support the growing Eagle STP installed base and anticipated higher sales levels. The increase in these expenses over 1998 levels was also due to a $1.7 million insurance settlement realized in 1998 which benefited the 1998 expenses.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and intangible assets were $15.8 million, and represented 7.0% of revenue in 1999. The amortization of goodwill and intangibles was related to the acquisition of IEX in May 1999.

     Interest and Other Income (Expense), net. Interest income decreased by $555,000, or 12%, due to lower invested cash balances primarily as a result of cash paid in connection with the acquisition of IEX. Interest expense of $4.9 million was due to interest incurred for short-term notes issued in connection with the acquisition of IEX and convertible debt issued to refinance the short-term notes.

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

Liquidity and Capital Resources

General

     During 2000, cash and cash equivalents increased by $19.0 million to $65.7 million, after $33.7 million net purchases of short-term and long-term investments. Operating activities, net of the effects of exchange rate changes on cash, provided $47.8 million. Financing activities, which represented proceeds from the issuance of Common Stock upon the exercise of options and warrants, provided $27.9 million, and investing activities, excluding net purchases of short-term and long-term investments, used $23.0 million primarily for capital expenditures.

     During 2000 and 1999, the Company financed net working capital and capital expenditure requirements principally from operations, available cash, proceeds from the issuance of Common Stock upon the exercise of options and warrants and proceeds from the issuance of convertible debt.

     Cash flow from operating activities was comprised mainly of net income adjusted for depreciation, amortization and tax benefits related to stock options exercised, partially offset by an increase in accounts receivable and prepaid expenses. Tax benefits related to stock options exercised increased significantly due to the increase in stock options exercised during 2000. Net accounts receivables increased by 22% during 2000 due primarily to a 39% increase in revenues.

     Capital expenditures of $22.0 million during 2000 represented the planned addition of equipment principally for research and development, manufacturing operations and facilities expansion.

     The Company had a $15.0 million line of credit that expired on June 30, 2000 which was replaced by a $20.0 million line of credit on July 31, 2000 on substantially the same terms and conditions as the expired line of credit.

     The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (9.5% at December 31, 2000), and expires on July 31, 2001, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

     The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.6 million with interest at the Japanese prime rate (1.5% at December 31, 2000) plus 0.125% per annum which expire between August 2001 and November 2001, if not renewed. There have been no borrowings under these lines of credit.

     In November 1999, the Company completed the private placement of $135.0 million principal amount at maturity of 3.25% convertible subordinated discount notes due in 2004 (the "Notes"), issued at 85.35% of their face amount (equivalent to gross proceeds of approximately $115.2 million at issuance before discounts and expenses). The Notes are callable after the first three years.

     In November 1999, the Company used a portion of the net proceeds from the Notes to retire all of the $100 million in short-term notes issued in May 1999 in connection with the acquisition of IEX Corporation.

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

Foreign Exchange

     International operations are subject to certain opportunities and risks, including currency fluctuations. In 2000, 1999, and 1998, the percentages by which weighted average exchange rates for the Japanese yen strengthened (weakened) against the U.S. dollar were (3%), 15% and (7%), respectively.

     The change in cumulative translation adjustments in 2000 was due primarily to the weakening of the Japanese yen against the U.S. dollar when comparing the exchange rate at December 31, 2000, to that of December 31, 1999. Realized exchange gains (losses) are recorded in the period when incurred, and amounted to ($492,000), $79,000 and $56,000 in 2000, 1999, and 1998, respectively.
Exchange gains and losses include foreign currency transactions and the settlement of intercompany balances.

Financial Risk

     The Company's international sales are predominantly denominated in U.S. dollars, and therefore exposure to foreign currency exchange fluctuations on international sales is limited. In certain instances where the Company has entered into contracts which are denominated in foreign currencies, the Company has obtained foreign currency forward and option contracts, principally denominated in Euros or British pounds, to offset the impact of currency rates on accounts receivable. The notional amount of the forward and option contracts outstanding was $10.0 million at December 31, 2000. The Company had no forward or option contracts outstanding as of December 31, 1999. The fair value of the forward contracts and options and premiums paid for the options were not material. The Company does not enter into derivative instrument transactions for trading or speculative purposes. The Company does not hedge foreign currencies in a manner that would entirely eliminate the effects of the changes in foreign currency rates on the Company's consolidated net income. The Company does not typically hedge its exposure to the Japanese Yen, which is the functional currency for the Company's Japanese subsidiary.

     Fixed income securities are subject to interest rate risk. The fair value of the Company's investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of the Company's investment portfolio. The portfolio is diversified and consists primarily of investment grade securities to minimize credit risk.

     There have been no borrowings under the Company's variable rate credit facilities. All of the Company's outstanding long-term debt is fixed rate and not subject to interest rate fluctuation.

     With respect to trade receivables, the Company sells network systems, communications diagnostic systems and contact center systems worldwide primarily to telephone operating companies, equipment manufacturers and corporations that use its systems to design, install, maintain, test and operate communications equipment and networks. Credit is extended based on an evaluation of each customer's financial condition, and generally collateral is not required. Generally, payment terms stipulate payment within 90 days of shipment and currently, the Company does not engage in leasing or other customer financing arrangements. Many of the Company's international sales are secured with import insurance or letters of credit to mitigate credit risk. Although the Company has processes in place to monitor and mitigate credit risk, there can be no assurance that such programs will be effective in eliminating such risk. Historically, credit losses have been within management's expectations and relatively insignificant. Recently, the Company's exposure to credit risk has increased as a result of weakened financial conditions in certain market segments such as the Competitive Local Exchange Carrier segment. Credit losses for such customers, including one of the Company's customers who recently filed bankruptcy, have been provided for in the financial statements. Future losses, if incurred, could harm the Company's business and have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance for revenue recognition under certain circumstances. The Company's existing revenue recognition policies are in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition" and the adoption of SAB No. 101 in 2000 did not have a significant impact on the Company's financial position, results of operations or cash flows.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 applied prospectively to new awards in a business combination, modifications to outstanding awards, and changes to grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards after December 15, 1998. Additional provisions of FIN 44 related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position, results of operations or cash flows.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company only engages in limited hedging activities, the impact of the adoption of SFAS No. 133 is currently not expected to have a material impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating the provisions of SFAS No. 133 and its potential impact on the Company's financial statements. The Company will be required to implement SFAS No. 133 in the first quarter of fiscal 2001.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

     The statements that are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the current belief, expectations or intent of the Company's management. These statements are subject to and involve certain risks and uncertainties including, but not limited to, timing of significant orders and shipments and the resulting fluctuation of the Company's operating results; changes in customer product mix; customer acceptance of the Company's products; capital spending patterns of customers; the Company's limited product offerings; risks relating to the convergence of voice and data networks; competition and pricing; the Company's relatively limited number of customers; new product introductions by the Company or its competitors; risks related to the Company's acquisition of IEX; product liability risks; the continued growth in third party purchases of diagnostics systems; uncertainties relating to the Company's international operations; intellectual property protection; carrier deployment of new technologies and intelligent network services; the level and timing of research and development expenditures; regulatory changes; general economic conditions; and other risks described in this Annual Report on Form 10-K and in certain of the Company's other Securities and Exchange Commission filings. Many of these risks and uncertainties are outside of the Company's control and are difficult for the Company to forecast or mitigate. Actual results may differ materially from those expressed or implied in such forward-looking statements. The Company is not responsible for updating or revising these forward-looking statements. Undue emphasis should not be placed on any forward-looking statements contained herein or made elsewhere by or on behalf of the Company. See also "Business - Business Risk Factors."

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's international sales are predominantly denominated in U.S. dollars, and therefore exposure to foreign currency exchange fluctuations on international sales is limited. In certain instances where the Company has entered into contracts which are denominated in foreign currencies, the Company has obtained foreign currency forward and option contracts, principally denominated in Euros or British pounds, to offset the impact of currency rates on accounts receivable. The notional amount of the forward and option contracts outstanding was $10.0 million at December 31, 2000. The Company had no forward or option contracts outstanding as of December 31, 1999. The fair value of the forward contracts and options and premiums paid for the options were not material. The Company does not enter into derivative instrument transactions for trading or speculative purposes. The Company does not hedge foreign currencies in a manner that would entirely eliminate the effects of the changes in foreign currency rates on the Company's consolidated net income. The Company does not typically hedge its exposure to the Japanese Yen, which is the functional currency for the Company's Japanese subsidiary.

     Fixed income securities are subject to interest rate risk. The fair value of the Company's investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of the Company's investment portfolio. The portfolio is diversified and consists primarily of investment grade securities to minimize credit risk.

     There have been no borrowings under the Company's variable rate credit facilities. All of the Company's outstanding long-term debt is fixed rate and not subject to interest rate fluctuation.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See  the  consolidated   financial   statements  of  the  Company  and  its
subsidiaries included herein and listed in Item 14(a) of this Annual Report on Form 10-K.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2001, entitled "Election of Directors," "Executive Officers" and "Section 16 (a) Beneficial Ownership Reporting Compliance" to be filed with the Commission.

Item 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2001, entitled "Election of Directors - Compensation of Directors," "Executive Compensation and Other Information," "Board of Directors and Compensation Committee Reports on Executive Compensation" and "Performance Graph," to be filed with the Commission.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2001, entitled "Common Stock Ownership of Principal Shareholders and Management," to be filed with the Commission.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2001, entitled "Certain Relationships and Related Transactions," to be filed with the Commission.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

(a)  The following documents are filed as part of this Report:

     1.   Consolidated Financial Statements                                 Page
                                                                            ----

          o    Report of Independent Accountants                             F-1

          o    Consolidated Statements of Operations for each of the
               three years in the period ended December 31, 2000             F-2

          o    Consolidated Balance Sheets as of December 31, 2000 and 1999  F-3

          o    Consolidated  Statements of Cash Flow for each of the
               three years in the period ended December 31, 2000             F-4

          o    Consolidated  Statements of Shareholders'  Equity for each
               of the three years in the period ended December 31, 2000      F-6

          o    Consolidated  Statements of Comprehensive  Income for each
               of the three years in the period ended December 31, 2000      F-7

          o    Notes to Consolidated Financial Statements                    F-8


     2.   Consolidated Financial Statement Schedule

          o    Report of Independent Accountants on Financial Statement
               Schedule                                                      S-1

          o    Schedule II  Valuation and Qualifying Accounts and Reserves
                            for each of the three years in the period ended
                            December 31, 2000                                S-2

     Schedules which are not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

     3.   List of Exhibits

     Exhibit
     Number   Exhibit
     -------  -------

     3.1      Amended and Restated Articles of Incorporation(1)

     3.2      Bylaws, as amended(2)

4.1 Rights Agreement dated as of August 25, 1997 between the Registrant and U.S. Stock Transfer Corporation as Rights Agent(3)

4.2 Indenture dated as of November 2, 1999 between the Registrant and Bankers Trust Company as Trustee, including form of the Registrant's 3.25% Convertible Subordinated Discount Notes due 2004 (4)

4.3 Registration Rights Agreement dated as of November 2, 1999 among the Registrant, Deutsche Bank Securities Inc. and Warburg Dillon Read LLC (4)

10.1 Amended and Restated 1984 Stock Option Plan, including forms of stock option agreements(5)(6)

10.2 Amended and Restated Non-Employee Director Equity Incentive Plan, including forms of stock award certificate and nonstatutory stock option agreements(5), as amended February 21, 1996(6)(7)

10.3 1994 Stock Option Plan, including forms of stock option agreements(8), as amended February 4, 1995(9), March 3, 1995 (9), January 27, 1996(7),
         February 26, 1997(10),  March 19, 1997(10),  March 20, 1998(11),  March
         19, 1999(12) and March 23, 2000 (6) (13)

10.4 Form of Indemnification Agreement between the Registrant and all directors of the Registrant(6)(14)

10.5 Lease Agreement dated as of February 8, 1988 between the Registrant and State Street Bank and Trust Company of California, N.A., not individually, but solely as an Ancillary Trustee for State Street Bank and Trust Company, a Massachusetts banking corporation, not individually, but solely as Trustee for the AT&T Master Pension Trust, covering the Company's principal facilities in Calabasas, California(15)

10.6     Officer  Severance  Plan,  including  form  of  Employment   Separation
         Agreement(16),  as  amended  March 8,  1999 (17) and  February  4, 2000
         (6) (18)

10.7     Employee Stock Purchase Plan, including form of subscription  agreement
         (6)(7)

10.8 Warrants to purchase shares of the Registrants's Common Stock and Schedule of Warrantholders(6) (19)

10.9 Stock Award Agreement dated February 17, 1998 between the Registrant and Michael Margolis(6) (20)

10.10 Lease Agreement dated as of November 6, 1998 between the Registrant and Weeks Realty, L.P., covering certain of the Registrant's facilities in Morrisville, North Carolina (17) as amended by First Amendment thereto dated May 27, 1999, Second Amendment thereto dated October 1, 1999, Third Amendment thereto dated November 30, 1999, and Fourth Amendment thereto dated July 19, 2000

10.11 Loan Agreement and Promissory Note dated July 31, 2000 between the Registrant and Union Bank of California (21)

10.12 Lease Agreement as of July 19, 2000 between the Registrant and Duke Construction Limited Partnership covering certain of the Company's facilities in Morrisville, North Carolina

21.1     Subsidiaries of the Registrant

23.1     Consent of PricewaterhouseCoopers LLP


- -----------------------------

(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1998.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1996.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1997.

(4) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1999.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-48079) filed with the Commission on May 22, 1992.

(6) Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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

(12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1999.

(13)     Incorporated by reference to the Registrant's Registration Statement on
         Form  S-8  (Registration   Statement  No.  333-39588)  filed  with  the
         Commission on June 19, 2000.

(14) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1987.

(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1988.

(16) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1993.

(17) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1998.

(18) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1999.

(19) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-37843) filed with the Commission on October 14, 1997.

(20) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 1998.

(21) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 2000.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2000.

(c)      Exhibits

         See the list of Exhibits under Item 14(a) 3 of this Annual Report on Form 10-K.

(d)      Financial Statement Schedules

         See the Schedule under Item 14(a) 2 of this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TEKELEC


                                      By:/s/ Michael L. Margolis
                                         --------------------------------------
                                             Michael L. Margolis, President and
                                             Chief Executive Officer
Dated:  April 2, 2001


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                            Title                    Date
    ---------                            -----                    ----

/s/ Jean-Claude Asscher          Chairman of the Board            April 2, 2001
- ------------------------------
    Jean-Claude Asscher


/s/ Michael L. Margolis          President, Chief Executive       April 2, 2001
- ------------------------------   Officer and Director
    Michael L. Margolis


/s/ Robert V. Adams              Director                         April 2, 2001
- ------------------------------
    Robert V. Adams


/s/ Daniel L. Brenner            Director                         April 2, 2001
- ------------------------------
    Daniel L. Brenner


/s/ Howard Oringer               Director                         April 2, 2001
- ------------------------------
    Howard Oringer


/s/ Jon F. Rager                 Director                         April 2, 2001
- ------------------------------
    Jon F. Rager


/s/ Paul J. Pucino               Vice President and Chief         April 2, 2001
- ------------------------------   Financial Officer
    Paul J. Pucino               (Principal Financial and
                                 Chief Accounting Officer)

                        REPORT OF INDEPENDENT ACCOUNTANTS



To The Shareholders And Board Of Directors Of Tekelec


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flow, shareholders' equity, and comprehensive income present fairly, in all material respects, the financial position of Tekelec and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






/s/ PricewaterhouseCoopers LLP
Woodland Hills, California
March 28, 2001

                                     Tekelec
                      Consolidated Statements of Operations

                                                                                         For the Years Ended December 31,
                                                                               -------------------------------------------------
                                                                                 2000                 1999                1998
                                                                               ---------           ---------           ---------
                                                                                                  (thousands)

Revenues ...............................................................       $ 314,334           $ 226,068           $ 176,669

Cost of sales:
     Cost of goods sold ................................................         108,001              77,389              58,883
     Amortization of purchased technology ..............................          10,135               6,397                  19
                                                                               ---------           ---------           ---------
        Total cost of sales.............................................         118,136              83,786              58,902
                                                                               ---------           ---------           ---------
       Gross profit ....................................................         196,198             142,282             117,767
                                                                               ---------           ---------           ---------
Operating expenses:
     Research and development ..........................................          54,466              42,289              26,371
     Selling, general and administrative ...............................          89,043              64,294              40,458
     Amortization of goodwill and other intangibles ....................          21,920              15,863                  --
     Acquired in-process research and development and
       other acquisition-related charges ...............................              --               6,830                  --
     Restructuring .....................................................              --               1,800                  --
                                                                               ---------           ---------           ---------
        Total operating expenses .......................................         165,429             131,076              66,829
                                                                               ---------           ---------           ---------
Income from operations .................................................          30,769              11,206              50,938
Interest and other income (expense):
     Interest income ...................................................           8,085               4,230               4,785
     Interest expense ..................................................          (8,739)             (4,914)                 --
     Other, net ........................................................            (493)               (293)               (172)
                                                                               ---------           ---------           ---------
       Total other income (expense) ....................................          (1,147)               (977)              4,613
                                                                               ---------           ---------           ---------
Income before provision for income taxes ...............................          29,622              10,229              55,551
     Provision for income taxes ........................................          16,726               9,785              16,342
                                                                               ---------           ---------           ---------
       Net income ......................................................       $  12,896           $     444           $  39,209
                                                                               =========           =========           =========

Earnings per share:
       Basic ...........................................................       $    0.22           $    0.01           $    0.73
       Diluted .........................................................            0.20                0.01                0.67
Weighted average number of shares outstanding:
       Basic ...........................................................          57,823              54,931              53,518
       Diluted .........................................................          64,123              58,690              58,708


See notes to consolidated financial statements

                                                Tekelec
                                      Consolidated Balance Sheets

                                                                                       December 31,
                                                                               ---------------------------
                                                                                  2000              1999
                                                                               ---------         ---------
                                                                                       (thousands)
                                    Assets
Current assets:
     Cash and cash equivalents...........................................      $  65,690         $  46,671
     Short-term investments, at fair value...............................         81,723            37,997
     Accounts and notes receivable, less allowances
       2000 - $4,287; 1999 - $1,478......................................        104,506            85,496
     Inventories.........................................................         25,868            24,310
     Deferred income taxes, net..........................................         14,429             8,365
     Prepaid expenses and other current assets...........................         11,596             5,150
                                                                               ---------         ---------
       Total current assets..............................................        303,812           207,989

Long-term investments, at fair value.....................................         12,000            21,996
Property and equipment, net..............................................         31,700            21,667
Deferred income taxes....................................................          2,964             2,780
Other assets.............................................................          3,825             4,296
Intangible assets........................................................        104,223           135,706
                                                                               ---------         ---------
       Total assets......................................................      $ 458,524         $ 394,434
                                                                               =========         =========

                           Liabilities and Shareholders' Equity
Current liabilities:
     Trade accounts payable..............................................      $  16,750         $  16,249
     Accrued expenses....................................................         22,784            19,196
     Accrued payroll and related expenses................................         12,063             8,937
     Current portion of deferred revenues................................         31,832            35,330
     Income taxes payable................................................          1,448               575
                                                                               ---------         ---------
       Total current liabilities.........................................         84,877            80,287
Long-term convertible debt...............................................        119,269           115,786
Deferred income taxes....................................................         14,558            19,229
Long-term portion of deferred revenues...................................          2,223             2,537
                                                                               ---------         ---------
       Total liabilities.................................................        220,927           217,839
                                                                               ---------         ---------

Commitments and contingencies

Shareholders' equity:
     Common stock, without par value, 200,000,000 shares authorized;
       issued and outstanding 2000-58,896,708; 1999-55,713,127 ..........        151,830           101,385
     Retained earnings...................................................         85,424            72,528
     Accumulated other comprehensive income..............................            343             2,682
                                                                               ---------         ---------
       Total shareholders' equity........................................        237,597           176,595
                                                                               ---------         ---------
       Total liabilities and shareholders' equity........................      $ 458,524         $ 394,434
                                                                               =========         =========

See notes to consolidated financial statements

                                     Tekelec
                      Consolidated Statements of Cash Flow

                                                                                       For the Years Ended December 31,
                                                                               ----------------------------------------------
                                                                                 2000                1999              1998
                                                                               ---------          ---------         ---------
                                                                                                 (thousands)


Cash flow from operating activities:
     Net income ...........................................................    $  12,896          $     444          $  39,209
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Allowance for doubtful accounts.......................................        2,968                265                475
     Inventory provision...................................................        4,393                760              1,021
     Depreciation .........................................................       11,846              8,519              5,776
     Amortization .........................................................       32,056             22,128                 19
     Amortization of deferred financing costs .............................          812                132                 --
     Write-offs of acquired in-process research and
       development ........................................................           --              6,000                 --
     Non-cash portion of restructuring charge .............................           --                800                 --
     Convertible debt accretion ...........................................        3,483                558                 --
     Deferred income taxes ................................................      (11,008)            (4,742)               276
     Stock-based compensation .............................................          121                121                343
     Tax benefits related to stock options exercised ......................       22,457              2,009              9,199
     Changes in assets and liabilities: (excluding the effect
        of acquisition)
       Accounts and notes receivable ......................................      (22,860)           (18,722)           (24,959)
       Inventories ........................................................       (6,260)            (6,084)            (2,528)
       Income taxes receivable ............................................           --              3,478                775
       Prepaid expenses and other current assets ..........................       (6,472)            (1,182)            (1,548)
       Trade accounts payable .............................................        1,195              3,383              5,660
       Accrued expenses ...................................................        3,749              5,798              4,955
       Accrued payroll and related expenses ...............................        3,187             (4,442)            (1,225)
       Deferred revenues ..................................................       (3,812)            11,328              2,200
       Income taxes payable ...............................................          879                149              3,601
                                                                               ---------          ---------          ---------
         Total adjustments ................................................       36,734             30,256              4,040
                                                                               ---------          ---------          ---------
         Net cash provided by operating activities ........................       49,630             30,700             43,249
                                                                               ---------          ---------          ---------
Cash flow from investing activities:
     Purchase of available-for-sale securities ............................     (115,964)           (52,737)          (107,272)
     Proceeds from maturity of available-for-sale
       securities .........................................................       82,234             81,842             57,200
     Payments in connection with acquisition, net of cash
       acquired ...........................................................           --            (49,087)                --
     Purchase of property and equipment ...................................      (21,990)           (13,948)            (8,702)
     Purchase of technology ...............................................         (573)            (1,561)              (150)
     Increase in other assets .............................................         (399)            (3,615)               (45)
                                                                               ---------          ---------          ---------
         Net cash used in investing activities ............................      (56,692)           (39,106)           (58,969)
                                                                               ---------          ---------          ---------
Cash flow from financing activities:
     Repayments of short-term notes .......................................           --           (100,000)                --
     Net proceeds from issuance of convertible debt .......................           --            115,228                 --
     Proceeds from issuance of common stock ...............................       27,867              6,452              7,634
                                                                               ---------          ---------          ---------
         Net cash provided by financing activities ........................       27,867             21,680              7,634
                                                                               ---------          ---------          ---------
Effect of exchange rate changes on cash ...................................       (1,786)             1,465              1,270
                                                                               ---------          ---------          ---------
         Net increase (decrease) in cash and cash
           equivalents ....................................................       19,019             14,739             (6,816)
                                                                               ---------          ---------          ---------
Cash and cash equivalents at beginning of the year ........................       46,671             31,932             38,748
                                                                               ---------          ---------          ---------
Cash and cash equivalents at end of the year ..............................    $  65,690          $  46,671          $  31,932
                                                                               =========          =========          =========


See notes to consolidated financial statements

                                     Tekelec
                Consolidated Statements of Cash Flow (Continued)

                                                                                       For the Years Ended December 31,
                                                                              ----------------------------------------------
                                                                               2000                1999               1998
                                                                              -------             -------            -------
                                                                                                (thousands)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
       Interest ............................................................  $ 4,420            $  3,471           $    --
       Income taxes ........................................................    7,140               8,248             2,297

Supplemental disclosure of non-cash flow activity:
Notes payable issued in connection with acquisition ........................       --             100,000                --
Assets and liabilities recognized in connection with
acquisition:
     Accounts receivable ...................................................       --               9,957                --
     Other current assets ..................................................       --              13,261                --
     Investments ...........................................................       --               7,255                --
     Property and equipment ................................................       --               3,490                --
     Other assets ..........................................................       --                 169                --
     Intangibles ...........................................................       --              61,000                --
     Goodwill ..............................................................       --              95,274                --
     Accounts payable ......................................................       --               1,515                --
     Other current liabilities .............................................       --              22,929                --
     Deferred income tax liability .........................................       --              22,875                --









See notes to consolidated financial statements

                                              Tekelec
                           Consolidated Statements of Shareholders' Equity

                                                              Common Stock                          Accumulated
                                                       ------------------------                        Other            Total
                                                         Number                       Retained     Comprehensive     Shareholders'
                                                       of Shares        Amount        Earnings     Income (Loss)        Equity
                                                       ---------       --------       --------     -------------     -----------
                                                                                     (thousands)

Balance, December 31, 1997 ..........................    52,252        $ 75,627        $32,875        $  (625)        $ 107,877
     Exercise of stock options
       and warrants and issuance
       of shares under employee
       stock purchase plan ..........................     2,032           7,634             --             --             7,634
       Issuance of restricted stock,
           net of unearned compensation .............        45             343             --             --               343
     Stock option tax benefits ......................        --           9,199             --             --             9,199
     Translation adjustment .........................        --              --             --          1,515             1,515
     Net income .....................................        --              --         39,209             --            39,209
                                                         ------        --------        -------        -------         ---------

Balance, December 31, 1998 ..........................    54,329        $ 92,803        $72,084        $   890         $ 165,777
     Exercise of stock options
       and warrants and issuance
       of shares under employee
       stock purchase plan ..........................     1,384           6,452             --             --             6,452
     Compensation related to vesting
       of restricted stock ..........................        --             121             --             --               121
     Stock option tax benefits ......................        --           2,009             --             --             2,009
     Translation adjustment .........................        --              --             --          1,792             1,792
     Net income .....................................        --              --            444             --               444
                                                         ------        --------        -------        -------         ---------

Balance, December 31, 1999 ..........................    55,713        $101,385        $72,528        $ 2,682         $ 176,595

     Exercise of stock options
       and warrants and issuance
       of shares under employee
       stock purchase plan ..........................     3,184          27,867             --             --            27,867
     Compensation related to vesting
       of restricted stock ..........................        --             121             --             --               121
     Stock option tax benefits ......................        --          22,457             --             --            22,457
     Translation adjustment .........................        --              --             --         (2,339)           (2,339)
     Net income .....................................        --              --         12,896             --            12,896
                                                         ------        --------        -------        -------         ---------

Balance, December 31, 2000 ..........................    58,897        $151,830        $85,424        $   343         $ 237,597
                                                         ======        ========        =======        =======         =========


See notes to consolidated financial statements

                                     Tekelec
                 Consolidated Statements of Comprehensive Income

                                                                      For the Years Ended December 31,
                                                             ---------------------------------------------
                                                                 2000            1999               1998
                                                             -----------      ----------         ---------
                                                                              (thousands)

Net income ............................................      $   12,896       $      444         $  39,209

Other comprehensive income (loss):
     Foreign currency translation adjustments..........          (2,339)           1,792             1,515
                                                             -----------      ----------         ---------
Comprehensive income...................................      $   10,557       $    2,236         $  40,724
                                                             ===========      ==========         =========


See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business

     The Company designs, manufactures and markets network systems products and diagnostics systems for telecommunications networks. The Company's customers include telecommunications carriers, network service providers and equipment manufacturers. The Company also develops and sells management software to operators of contact centers.

Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated. Certain items shown in the December 31, 1999 and 1998 financial statements have been reclassified to conform with the current period presentation.

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

Long-Term Assets

     The Company identifies and records impairment on long-lived assets, including goodwill that is not identified with an impaired asset, when events and circumstances indicate that such assets have been impaired. Events and circumstances that may indicate that an asset is impaired include; significant decreases in the fair market value of an asset, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the operating model or strategy and competitive forces.

     If events and circumstances indicate that that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, quoted market prices or appraised values, depending on the nature of the assets. To date, no such impairment has been recorded.

Product Warranty Costs

     The Company generally warrants its products against defects in materials and workmanship for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. At December 31, 2000 and 1999, accrued product warranty costs amounted to $3.4 million and $2.8 million, respectively, and are included in accrued expenses.

Revenue Recognition

     Revenues from sales of network systems products, diagnostic products and contact center products are recognized upon the transfer of title, generally at the time of shipment to the customer's final site and satisfaction of related Company obligations, if any, provided that persuasive evidence of an arrangement exists, the fee is fixed and determinable and collectability is deemed probable. For certain products, the Company's sales arrangements include acceptance provisions which are based on the Company's published specifications and are accounted for as warranty, provided that the Company has previously demonstrated that the product meets the specified criteria and has established a history with substantially similar transactions. Revenue is deferred for sales arrangements which include customer-specific acceptance provisions where the Company is unable to reliably demonstrate that the delivered product meets all of the specified criteria until customer acceptance is obtained. Revenues associated with multiple-element arrangements are allocated to each element based on vendor specific objective evidence of fair value. Revenues associated with installation services, if provided, are deferred based on the fair value of such services and are recognized upon completion. Installation services are accounted for as a separate element based on the customer's obligation to pay the contract price upon shipment of the related equipment and the fact that such services are not essential to the functionality of the related equipment, are available from other vendors and can be purchased unaccompanied by other elements. Extended warranty service revenues are recognized ratably over the warranty period. Engineering service revenues are recognized on delivery or as the services are performed. Development contract revenues are recognized using the percentage-of-completion method based on the costs incurred relative to total estimated costs. Provisions for anticipated losses, if any, on development contracts are recognized in income currently.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance for revenue recognition under certain circumstances. The Company's existing revenue recognition policies are in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition" and the adoption of SAB No. 101 in 2000 did not have a significant impact on the Company's financial position, results of operations or cash flows.

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

Advertising

     Advertising costs are expensed as incurred and amounted to $1.6 million, $1.4 million and $781,000 for 2000, 1999 and 1998, respectively.

Stock Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services." See Note N.

Foreign Currency

     Translation of foreign currencies is accounted for using the local currency as the functional currency of the Company's foreign subsidiaries. All assets and liabilities are translated at exchange rates in effect on the balance sheet dates while revenues and expenses are translated at average rates in effect for the period. The resulting gains and losses are included in a separate component of shareholders' equity. Realized gains (losses) on foreign currency transactions are reflected in net income and amounted to ($492,000), $79,000 and $56,000 for 2000, 1999 and 1998, respectively.

Earnings Per Share

     Earnings per share are computed using the weighted average number of shares outstanding and dilutive Common Stock equivalents (options and warrants), in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share."

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

New Accounting Pronouncements

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 applied prospectively to new awards in a business combination, modifications to outstanding awards, and changes to grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards after December 15, 1998. Additional provisions of FIN 44 related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company only engages in limited hedging activities, the impact of the adoption of SFAS No. 133 is currently not expected to have a material impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating the provisions of SFAS No.133 and its potential impact on the Company's financial statements. The Company will be required to implement SFAS No. 133 in the first quarter of fiscal 2001.

NOTE B -- ACQUISITION OF IEX CORPORATION

     On May 7, 1999, the Company acquired all of the outstanding stock of IEX Corporation ("IEX") for $163 million, consisting of $63 million in cash and $100 million in short-term notes that were refinanced with convertible notes in November 1999 (See Note L). IEX develops, markets and sells solutions for intelligent networks, contact centers and other telecommunications markets.

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

                                                                   (thousands)
In-process research and development..............................   $   6,000
Developed and existing technology................................      48,000
Other intangibles................................................      13,000
Goodwill.........................................................      95,274
Tangible assets acquired.........................................      50,045
Deferred income tax liabilities associated with certain
   intangible assets.............................................     (22,875)
Liabilities assumed..............................................     (24,444)
                                                                    ---------
                                                                    $ 165,000
                                                                    =========

     Based on a third party appraisal, management determined that $6.0 million of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. This amount was recorded as a non-recurring expense in the second quarter of 1999. Amortization expense of purchased technology and other intangible assets resulting from the acquisition amounted to $26.8 million and $18.5 million, net of amortization of associated deferred income tax liabilities of $4.7 million and $3.6 million, for 2000 and 1999, respectively.

     The following table shows pro forma revenues, net income (loss) and diluted earnings (loss) per share of the Company giving effect to the IEX acquisition as of the beginning of 1999, excluding the impact of the one-time non-recurring charge noted above.

                                                   For the Years Ended
                                                      December 31,
                                          ------------------------------------
                                            2000                    1999
                                          ------------------------------------
                                          (thousands, except per-share amounts)
Revenues................................      $ 314,334        $ 239,826
Net income (loss).......................         12,896           (6,672)
Diluted earnings (loss) per share.......           0.20            (0.12)


NOTE C -- FAIR VALUE OF INVESTMENTS

     The Company has short-term investments in corporate debt securities with original maturities of less than 90 days whose carrying amounts approximate their fair values because of their short maturities. These short-term investments are included in cash and cash equivalents, are classified as held-to-maturity securities and amounted to $53.4 million and $17.9 million at December 31, 2000 and December 31, 1999, respectively.

     The  Company  also  had   investments   classified  as   available-for-sale
securities included in short-term and long-term investments, categorized as follows:

                                                                                      December 31,
                                                                              --------------------------
                                                                                 2000            1999
                                                                              --------------------------
                                                                                      (thousands)
Type of Security:
Corporate debt securities with maturities of less than one year.............. $ 59,723          $ 27,853
State and local government securities with maturities of less than one year..       --             8,102
U.S. government securities with maturities of less than one year.............   22,000             2,042
                                                                              --------          --------
Total short-term investments.................................................   81,723            37,997
U.S. government securities with maturities of between one and two years......   12,000            21,996
                                                                              --------          --------
                                                                              $ 93,723          $ 59,993
                                                                              ========          ========

     These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders' equity. At December 31, 2000 and 1999, net unrealized gains or losses on available-for-sale securities were not significant. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are reported in other income and expense, and were not significant for 2000, 1999 and 1998.

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

     With respect to trade receivables, the Company sells network systems, communications diagnostic systems and contact center systems worldwide primarily to telephone operating companies, equipment manufacturers and corporations that use its systems to design, install, maintain, test and operate communications equipment and networks. Credit is extended based on an evaluation of each customer's financial condition, and generally collateral is not required. Generally, payment terms stipulate payment within 90 days of shipment and currently, the Company does not engage in leasing or other customer financing arrangements. Many of the Company's international sales are secured with import insurance or letters of credit to mitigate credit risk. Although the Company has processes in place to monitor and mitigate credit risk, there can be no assurance that such programs will be effective in eliminating such risk. Historically, credit losses have been within management's expectations and relatively insignificant. Recently, the Company's exposure to credit risk has increased as a result of weakened financial conditions in certain market segments such as the Competitive Local Exchange Carrier segment. Credit losses for such customers, including a charge of $2.3 million for one of the Company's customers who filed for bankruptcy protection in March 2001, have been provided for in the financial statements. Future losses, if incurred, could harm the Company's business and have a material adverse effect on the Company's financial position, results of operations or cash flows.

     The Company's international sales are predominantly denominated in U.S. dollars, and therefore exposure to foreign currency exchange fluctuations on international sales is limited. In certain instances where the Company has entered into contracts which are denominated in foreign currencies, the Company has obtained foreign currency forward and option contracts, principally denominated in Euros or British pounds, to offset the impact of currency rates on accounts receivable. The notional amount of the forward and option contracts outstanding was $10.0 million at December 31, 2000. The Company had no forward or option contracts outstanding as of December 31, 1999. The fair value of the forward contracts and options and premiums paid for the options were not material. The Company does not enter into derivative instrument transactions for trading or speculative purposes. The Company does not hedge foreign currencies in a manner that would entirely eliminate the effects of the changes in foreign currency rates on the Company's consolidated net income. The Company does not typically hedge its exposure to the Japanese Yen, which is the functional currency for the Company's Japanese subsidiary.

     Fixed income securities are subject to interest rate risk. The fair value of the Company's investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of the Company's investment portfolio. The portfolio is diversified and consists primarily of investment grade securities to minimize credit risk.

     There have been no borrowings under the Company's variable rate credit facilities. All of the Company's outstanding long-term debt is fixed rate and not subject to interest rate fluctuation.


NOTE E -- RELATED PARTY TRANSACTIONS

     As of December 31, 2000, the Company's principal shareholder and a director and his family owned an aggregate of approximately 25% of the Company's outstanding stock.

     The following is a summary of transactions and balances with a director and a foreign-affiliated company controlled by the director. In April 2000, these foreign affiliates were sold to an unrelated company. Sales transacted subsequent to the sale of the former affiliates and amounts due are no longer considered related party transactions:

                                         2000              1999             1998
                                         ----              ----             ----
                                                      (thousands)
Product sales.....................    $   918           $ 3,319          $ 4,269
Director's fees and expenses......         55                66               51
Due from affiliates...............         --             1,847            1,896

The amounts due from affiliates were non-interest bearing.


     The Company's Japanese subsidiary purchases, for resale, products under a distribution arrangement from an affiliate controlled by a director. The following is a summary of transactions and balances with an affiliated company controlled by a director:

                                         2000              1999             1998
                                         ----              ----             ----
                                                      (thousands)
Purchases from related party......    $ 1,581           $   443          $   189
Due to related party..............         11                19               81

NOTE F -- RESTRUCTURING

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

                                                           (thousands)
     Severance pay........................................  $    700
     Other accrued expenses...............................       300
     Inventory............................................       350
     Fixed assets.........................................       200
     Other assets.........................................       250
                                                            --------
                                                            $  1,800
                                                            ========

     At December 31, 1999, all 27 employees had been terminated, and all severance costs and other accrued expenses had been paid.


NOTE G -- INCOME TAXES

     The provision for income taxes consists of the following:

                                              For the Years Ended December 31,
                                          --------------------------------------
                                             2000          1999           1998
                                          ---------      --------      ---------
                                                        (thousands)
Currently payable:
     Federal...........................   $ 22,057       $ 9,991       $ 10,736
     State.............................      5,175         2,683          3,500
     Foreign...........................        460           454          1,794

Deferred:
     Federal...........................    (11,152)       (2,981)         2,134
     State.............................        124          (414)        (1,338)
     Foreign...........................         62            52           (484)
                                          ---------      --------      ---------
                                          $ 16,726       $ 9,785       $ 16,342
                                          =========      -=======      =========

     The components of temporary differences that gave rise to deferred taxes at December 31, 2000 and 1999 are as follows:

                                                              December 31,
                                                     ---------------------------
                                                        2000              1999
                                                     ---------          --------
                                                              (thousands)
Deferred tax assets:
     Allowance for doubtful accounts............     $   1,646          $    394
     Inventory adjustments......................         3,181               953
     Research and development...................
         credit carryforward....................         3,738             2,596
     Accrued liabilities........................         6,981             5,532
     Warranty accrual...........................         1,466             1,041
     Other......................................           381               629
                                                     ---------          --------
     Total deferred tax asset...................        17,393            11,145
Current portion.................................        14,429             8,365
                                                     ---------          --------
Long-term portion...............................     $   2,964          $  2,780
                                                     =========          ========

Deferred tax liability:
     Acquisition-related intangible assets......     $  14,558          $ 19,229
Current portion.................................            --                --
                                                     ---------          --------
Long term portion...............................     $  14,558          $ 19,229
                                                     =========          ========

     The Company has not provided a valuation allowance for its deferred tax assets, based on management's assessment of the Company's ability to utilize its deferred tax assets. Realization of the deferred tax assets of $17.4 million is dependent on the extent of the Company's income in carryback years and on the Company generating sufficient taxable income in the future. Although realization is not assured, the Company believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced. In connection with the acquisition of IEX in 1999, the Company recorded deferred income tax liabilities of $22.9 million associated with certain intangible assets. These deferred income tax liabilities are amortized on a straight-line basis and amounted to $14.6 million at December 31, 2000.

     The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

                                                                      For the Years Ended December 31,
                                                               -------------------------------------------
                                                                 2000             1999              1998
                                                               ---------        --------          --------
                                                                              (thousands)
Federal statutory provision............................        $ 10,368         $ 3,580           $ 19,443
State taxes, net of federal benefit....................           2,922           1,474              1,530
Reduction in valuation allowance.......................              --              --             (2,248)
Research and development credits.......................          (1,647)         (1,531)            (2,111)
Nontaxable foreign source income.......................          (1,281)           (507)              (865)
Acquisition-related intangible assets, net of related
   deferred income tax liability.......................           6,360           6,204                 --
Foreign taxes and other................................               4             565                593
                                                               ---------        --------          --------
Actual income tax provision............................        $ 16,726         $ 9,785           $ 16,342
                                                               =========        ========          ========
Effective tax rate.....................................            56.5%           95.7%              29.4%

     At December 31, 2000, the Company had available federal research and development credit carryforwards of $2.5 million, which will begin to expire, if unused, in the year 2013 and $1.2 million of state research and development credit carryforwards which will begin to expire, if unused, in the year 2003.

     The Company has not provided for federal income taxes on $13.8 million of undistributed earnings of its foreign subsidiaries that have been reinvested in their operations.


NOTE H -- INVENTORIES

     The components of inventories are:

                                                         December 31,
                                                 --------------------------
                                                   2000              1999
                                                 --------          --------
                                                          (thousands)
Raw materials.................................   $ 10,701          $  7,490
Work in process...............................      2,497             2,366
Finished goods................................     12,670            14,454
                                                 --------          --------
                                                 $ 25,868          $ 24,310
                                                 ========          ========

     In 2000, the Company wrote-down $2.9 million of potentially obsolete inventory related to its IEX network switch product line.


NOTE I -- PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                              December 31,
                                                        -----------------------
                                                           2000          1999
                                                        ---------     ---------
                                                               (thousands)
Manufacturing and development equipment..............   $  43,507     $  31,124
Furniture and office equipment.......................      21,084        16,007
Demonstration equipment..............................       3,213         3,207
Leasehold improvements...............................       7,026         4,105
                                                        ---------     ---------
                                                           74,830        54,443
  Less, accumulated depreciation and amortization....     (43,130)      (32,776)
                                                        ---------     ---------
                                                        $  31,700     $  21,667
                                                        =========     =========

NOTE J -- INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                              December 31,
                                                        -----------------------
                                                           2000          1999
                                                        ---------     ---------
                                                               (thousands)
Goodwill.............................................   $  95,274     $  95,274
Purchased technology.................................      50,285        49,712
Other................................................      13,000        13,000
                                                        ---------     ---------
                                                          158,559       157,986
  Less, accumulated amortization.....................     (54,336)      (22,280)
                                                        ---------     ---------
         Intangible assets, net                         $ 104,223     $ 135,706
                                                        =========     =========

NOTE K -- LINES OF CREDIT AND BORROWINGS

     The Company had a $15.0 million line of credit that expired on June 30, 2000 and was replaced by a $20.0 million line of credit on July 31, 2000 on substantially the same terms and conditions as the expired line of credit.

     The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (9.5% at December 31, 2000), and expires on July 31, 2001, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

     The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.6 million with interest at the Japanese prime rate (1.5% at December 31, 2000) plus 0.125% per annum which expire between August 2001 and November 2001, if not renewed. There have been no borrowings under these lines of credit.

NOTE L -- CONVERTIBLE DEBT

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

     The notes are convertible at any time after January 31, 2000 into Tekelec Common Stock, unless the notes have been previously redeemed or otherwise purchased, at a conversion rate of 56.3393 shares per $1,000 principal amount at maturity (approximately 7.6 million shares in total) which represents a redemption price of $15.15 per share of Common Stock. The notes can be redeemed by the Company at any time after November 2, 2002 at the redemption price together with accrued but unpaid interest.

     The notes were issued with a 14.65% discount and carry a cash interest (coupon) rate of 3.25%, payable on May 2 and November 2 of each year, commencing on May 2, 2000. The payment of the principal amount of the notes at maturity together with cash interest paid over the term of the notes represents a yield to maturity of 6.75% per year, computed on a semi-annual bond equivalent basis. Interest expense is computed based on the accretion of the discount, the accrual of the cash interest payment and the amortization of expenses related to the offering of these notes on a straight-line basis, and amounted to $8.7 million for 2000 and approximately $1.4 million for the period of November 2, 1999 through December 31, 1999.

NOTE M -- COMMITMENTS AND CONTINGENCIES

     The Company leases its office and manufacturing facilities together with certain office equipment under operating lease agreements. Lease terms generally range from one to ten years; certain building leases contain options for renewal for additional periods and are subject to increases up to 10% every 24 months.

     Total rent expense was $5.7 million, $4.0 million and $2.5 million for 2000, 1999 and 1998, respectively.

     Minimum annual noncancelable lease commitments at December 31, 2000 are:

For the Years Ending December 31,
                                                     (thousands)
2001..............................................   $   5,845
2002..............................................       6,294
2003..............................................       5,800
2004..............................................       5,180
2005..............................................       4,433
Thereafter........................................      22,651
                                                     ---------
                                                     $  50,203
                                                     =========

NOTE N -- STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

     The Company has various stock option plans with maximum terms of ten years under which 36.9 million shares of the Company's Common Stock have been authorized and reserved for issuance. The terms of options granted under these option plans are determined at the time of grant, generally vest ratably over a one- to five-year period, and in any case the option price may not be less than the fair market value per share on the date of grant. Both incentive stock options and nonstatutory stock options can be issued under the option plans.

     The Company also has an Employee Stock Purchase Plan (ESPP), with a maximum term of ten years, the latest of which expires in the year 2006, and under which 800,000 shares of the Company's Common Stock have been authorized and reserved for issuance. Eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of Common Stock at 85% of the lower of the market price per share at the beginning or end of each six-month offering period.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value for awards granted subsequent to December 31, 1995. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the Company's stock option and purchase plans. Had compensation costs under these plans been determined based upon the methodology prescribed under SFAS 123, the Company's net income (loss) and diluted earnings (loss) per share would approximate the following proforma amounts (in thousands, except per-share data):

                                                 As Reported          Proforma
                                                 -----------         ----------
Year Ended December 31, 2000:
     Net income (loss)......................       $ 12,896          $  (7,737)
     Earnings (Loss) per share (diluted)....           0.24              (0.13)

Year Ended December 31, 1999:
     Net income (loss) .....................       $    444          $ (11,864)
     Earnings (Loss) per share (diluted)....           0.01              (0.22)

Year Ended December 31, 1998:
     Net income.............................       $ 39,209          $  32,836
     Earnings per share (diluted)...........           0.67               0.56

     The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts, and additional awards in future years are anticipated.

     A summary of the status of the Company's stock options, as of December 31, 2000, 1999 and 1998, and the changes during the year ended on those dates are presented below (shares in thousands):

                                                            2000                      1999                     1998
                                                      ----------------------------------------------------------------------
                                                               Wgtd. Avg.               Wgtd. Avg.               Wgtd. Avg.
                                                      Shares   Exer. Price     Shares   Exer. Price      Shares  Exer. Price
                                                      ------   -----------     ------   -----------      ------  -----------
Outstanding at beginning of year..................    10,949    $ 10.79          8,438    $  8.90         8,298   $  4.50
Granted - price equals fair value.................     4,769      30.70          4,932      12.07         1,959     20.25
Granted - price greater than fair value...........        --         --            123      16.44           340     17.71
Exercised.........................................     2,950       8.00          1,187       3.72         1,838      2.88
Cancelled.........................................     1,168      18.81          1,357      10.39           321      8.15
                                                      ------                    ------                    -----
Outstanding at year-end...........................    11,600      18.88         10,949      10.79         8,438      8.90
                                                      ======                    ======                    =====

Options exercisable at year-end...................     3,813                     4,063                    2,550
Options available for future grant................     4,022                     4,823                    3,528
Weighted average fair value of options granted
     during the year:
     Exercise price equals fair value at grant date  $ 21.42                   $  8.40                  $ 13.92
     Exercise price greater than fair value at
     grant date...................................        --                     10.88                    11.85

The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands):

                                              Options Outstanding                    Options Exercisable
                                     -------------------------------------         --------------------------
                                                  Wgtd. Avg.
                                       Number     Remaining     Wgtd.Avg.              Number       Wgtd. Avg.
                                     Outstanding  Contractual   Exercise           Outstanding       Exercise
 Range of Exercise Price             at 12/31/00       Life        Price           at 12/31/00         Price
- ------------------------             -----------  -----------   ----------         -----------      ---------
 $ 0.75   to    $ 3.07                    340        4.07        $ 1.84                 290          $ 1.67
   3.13   to      4.66                  1,477        5.42          4.02               1,075            3.96
   4.69   to     10.88                  2,105        7.96          9.56                 786            8.83
  11.25   to     19.59                  2,081        8.05         15.19                 689           15.40
  20.22   to     30.81                  3,735        8.46         23.33                 793           22.59
  31.31   to     45.75                  1,520        9.55         37.20                 132           38.51
  48.00   to     52.19                    342        9.38         49.66                  48           50.25
                                      -------                                        ------
   0.75   to     52.19                 11,600        7.95         18.88               3,813           12.50
                                      =======                                        ======

     The fair value of options granted during 2000, 1999 and 1998 is estimated as $66.8 million, $24.7 million and $15.7 million, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 89%, 79% and 81%, respectively, for 2000, 1999 and 1998, (iii) weighted average risk-free interest rates of 6.5%, 5.3% and 5.3% for 2000, 1999 and 1998, respectively,
(iv) weighted average expected option lives of 4.4, 5.1 and 5.1 years for 2000, 1999 and 1998, respectively, and (v) assumed forfeiture rate of 35%, 42% and 50% for 2000, 1999 and 1998, respectively.

     During  2000,  1999 and 1998,  approximately  110,000,  198,000 and 103,000 shares, respectively, were purchased under the Company's ESPP at weighted average exercise prices of $23.30, $10.27 and $13.94, respectively. At December 31, 2000, 1999 and 1998, there were approximately 119,000, 229,000 and 427,000 shares, respectively, available for future grants. The weighted average fair values of ESPP shares granted in 2000, 1999 and 1998 were $14.27, $5.15 and $7.37 per share, respectively.

     The Company has a 401(k) tax-deferred savings plan under which eligible employees may authorize from 2% to 12% of their compensation to be invested in employee-elected investment funds managed by an independent trustee and under which the Company may contribute matching funds of up to 50% of the employees' payroll deductions. During 2000, 1999 and 1998, the Company's contributions amounted to $2.4 million, $1.8 million and $654,000, respectively.

NOTE O -- EARNINGS PER SHARE

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the years ended December 31, 2000, 1999 and 1998:

                                                      Net Income            Shares          Per-Share
                                                     (Numerator)         (Denominator)        Amount
                                                      -----------------------------------------------
For the Year Ended December 31, 2000:                         (thousands except per-share amounts)

Basic EPS........................................     $ 12,896              57,823            $ 0.22
Effect of Dilutive Securities - Stock
     Options and Warrants........................           --               6,300
                                                      --------              ------
Diluted EPS......................................     $ 12,896              64,123            $ 0.20
                                                      ========              ======            ======

For the Year Ended December 31, 1999:

Basic EPS........................................     $    444              54,931            $ 0.01
Effect of Dilutive Securities - Stock
     Options and Warrants........................           --               3,759
                                                      --------              ------
Diluted EPS......................................     $    444              58,690            $ 0.01
                                                      ========              ======            ======

For the Year Ended December 31, 1998:

Basic EPS........................................     $ 39,209              53,518            $ 0.73
Effect of Dilutive Securities - Stock
     Options and Warrants........................           --               5,190
                                                      --------              ------
Diluted EPS......................................     $ 39,209              58,708            $  0.67
                                                      ========              ======            =======

     The computation of diluted number of shares excludes unexercised stock options and warrants and potential shares issuable upon conversion of the Company's convertible subordinated discount notes that are anti-dilutive. The numbers of such shares excluded were 8.2 million, 11.5 million and 1.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     There were no transactions subsequent to December 31, 2000, which, had they occurred prior to January 1, 2001, would have changed materially the number of shares in the basic or diluted earnings per share computations.

NOTE P -- Operating Segment Information

     The Network Systems operating segment develops, markets and sells the Company's Eagle STP products based on the Company's high capacity packet switching platform; the IP7 Secure Gateway, an SS7/IP gateway for signaling in converged networks, and other IP7 convergence products; and network systems products resulting from the Company's acquisition of IEX, including ASi 4000 Service Control Point, an advanced database server used for the provisioning of telephony applications, and VXi Media Gateway Controller, a controller for converged networks. During 2000, the Company's business segments were reorganized to include the Sentinel network surveillance system in the Network Systems product segment. Prior periods have been restated to reflect this reorganization.

     The Network Diagnostics operating segment develops, markets and sells diagnostic products, including MGTS, a diagnostic tool used primarily by equipment suppliers for research and development, and i3000, a diagnostic tool for converged and third generation wireless networks. The Japan Diagnostics operating segment sells the Company's and third parties' diagnostic products to customers in Japan.

     At the end of 2000, the IEX Call Center business was renamed Contact Center in order to reflect the products' evolution to support multimedia contact centers. The Contact Center operating segment develops, markets and sells software-based solutions for call centers, including TotalView Workforce Management and TotalNet Call Routing.

     Transfers between operating segments are made at prices reflecting market conditions. The allocation of revenues from external customers by geographical area is determined by the destination of the sale.

The Company's operating segments and geographical information are as follows (in thousands):

Operating Segments

                                                                    Net Sales
                                                ----------------------------------------------
                                                     2000           1999               1998
                                                ------------     -----------       -----------
Network Systems............................     $   219,892      $  148,814        $  121,897
Network Diagnostics........................          44,847          36,177            35,578
Contact Center.............................          32,344          21,128                --
Japan Diagnostics..........................          26,513          21,890            21,981
Intercompany Eliminations..................          (9,262)         (1,941)           (2,787)
                                                ------------     -----------       -----------
  Total net sales..........................     $   314,334      $  226,068        $  176,669
                                                ============     ===========       ===========
                                                                 Operating Income
                                                ----------------------------------------------
                                                     2000           1999               1998
                                                ------------     -----------       -----------
Network Systems(1).........................     $    64,364      $   38,552         $  49,256
Network Diagnostics(2).....................           9,112           4,921             6,008
Contact Center.............................          12,088           9,068                --
Japan Diagnostics..........................           2,515           2,352             4,342
Intercompany Eliminations..................          (2,424)            114               283
General Corporate(3).......................         (54,886)        (43,801)           (8,951)
                                                ------------     -----------        ----------
  Total operating income...................     $    30,769      $   11,206         $  50,938
                                                ============     ===========        ==========

- -------------

1 Network Systems operating segment includes charges in 2000 of $2,880 for the write-down of inventory related to the IEX network switch product line (See Note H), and $2,332 to record an allowance for doubtful accounts related to a bankruptcy filing by a certain customer (See Note D).

2 Network Diagnostics operating segment reflects the $1,800 restructuring charge recorded in 1999 (See Note F).

3 General Corporate includes a non-recurring charge of $750 in connection with the settlement of a legal dispute in 2000, acquisition-related charges and amortization of $31,520 and $28,970 for 2000 and 1999 respectively, and a benefit of $1,663 for the settlement of an insurance claim for 1998.

Enterprise Wide Disclosures

     The following table sets forth, for the periods indicated, revenues from external customers by principal product line (in thousands):

                                                     2000           1999               1998
                                                ------------     -----------        ----------
Network Systems............................     $   219,554      $  148,745         $  121,897
Network Diagnostics........................          62,436          56,195             54,772
Contact Center.............................          32,344          21,128                 --
                                                ------------     -----------        ----------
  Total revenues from external customers...     $   314,334      $  226,068         $  176,669
                                                ============     ===========        ==========


     The following table sets forth, for the periods indicated, revenues from external customers by geographic territory (in thousands):

                                                     2000           1999               1998
                                                ------------     -----------        ----------
North America..............................     $   233,694      $  173,590         $  121,288
Japan......................................          25,663          22,034             21,981
Europe.....................................          33,509           9,717              7,738
Rest of World..............................          31,468          20,727             25,662
                                                ------------     -----------        ----------
  Total revenues from external customers...     $   314,334      $  226,068         $  176,669
                                                ============     ===========        ==========

     The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets (in thousands):

                                                     2000           1999               1998
                                                ------------     -----------        ----------

United States..............................     $   138,393      $  160,109         $  12,348
Japan......................................           1,024           1,175             1,216
Other......................................             331             385                51
                                                ------------     -----------        ----------
  Total Assets.............................     $   139,748      $  161,669         $  13,615
                                                ============     ===========        ==========

There were no customers accounting for 10% or more of revenues in 2000, 1999 and 1998.

NOTE Q -- COMMON STOCK

     Warrants: At December 31, 2000 and 1999, the Company had warrants outstanding to purchase an aggregate of 195,000 and 319,000 shares respectively, of its Common Stock, as more fully discussed below.

     In July 1997, the Company issued warrants to purchase a total of 360,000 shares of its Common Stock to five directors and one corporate officer at $14.08 per share. These warrants vest and become exercisable in 12 equal quarterly installments beginning on September 30, 1997. During 2000, warrants to purchase 124,000 shares were exercised, and warrants to purchase 195,000 shares were outstanding at December 31, 2000. During 1999, none of these warrants were exercised and warrants to purchase 319,000 were outstanding at December 31, 1999.

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

NOTE R -- Quarterly Financial Summary (Unaudited)

                                                                                      Quarters

For the Years Ended December 31,                           First             Second             Third            Fourth
                                                          ---------------------------------------------------------------
                                                                       (thousands, except per-share data)
2000

Revenues .............................................    $ 60,062           $ 74,148           $83,755          $96,369
Gross profit .........................................      37,769             46,594            53,912           57,923
Income (Loss) before provision for income
taxes ................................................        (213)             5,790            12,230           11,815
Net income (loss) ....................................      (1,802)             2,036             6,158            6,504
Earnings (Loss) per share:
     Basic ...........................................    $  (0.03)          $   0.04           $  0.11          $  0.11
     Diluted .........................................       (0.03)              0.03              0.10             0.10


1999

Revenues .............................................    $ 32,685           $ 51,728           $64,743          $76,912
Gross profit .........................................      21,336             32,256            39,301           49,389
Income (Loss) before provision for income
taxes ................................................         768             (4,624)            4,030           10,055
Net income (loss) ....................................         492             (6,136)              920            5,168
Earnings (Loss) per share:
     Basic ...........................................    $   0.01           $  (0.11)          $  0.02          $  0.09
     Diluted .........................................        0.01              (0.11)             0.02             0.09

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

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF TEKELEC


     Our audits of the consolidated financial statements referred to in our report dated March 28, 2001 appearing in the Annual Report to Shareholders of Tekelec, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule appearing on page S-2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ PricewaterhouseCoopers LLP
Woodland Hills, California
March 28, 2001


                                     TEKELEC
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


   Column A                              Column B           Column C                Column D       Column E
- -----------------------------------------------------------------------------------------------------------------

                                                                Additions
                                         Balance at     Charged to    Charged to    Deductions     Balance at
                                         Beginning      Costs and       Other        and other       End of
   Description                           of Period      Expenses       Accounts      Adjustments     Period
- -----------------------------------------------------------------------------------------------------------------
                                                               (thousands)


Year ended December 31, 1998:
- -----------------------------

Allowance for doubtful accounts          $  469         $  475         $ --         $  181         $  763
Product warranty ...............          1,220          2,388           --          1,261          2,347
Inventory provision ............          1,340          1,021           --            621          1,740
Deferred tax valuation allowance          2,248             --           --          2,248             --

Year ended December 31, 1999:
- -----------------------------

Allowance for doubtful accounts          $  763         $  265         $495         $   45         $1,478
Product warranty ...............          2,343          1,395           --            985          2,753
Inventory provision ............          1,740            760           --            328          2,172


Year ended December 31, 2000:
- -----------------------------

Allowance for doubtful accounts          $1,478         $2,968         $ --         $  159         $4,287
Product warranty ...............          2,753          1,986           --          1,305          3,434
Inventory provision ............          2,172          4,393           --          3,590          2,975

                                  EXHIBIT INDEX

                                                                 Sequentially
Exhibit                                                            Numbered
Number                     Description                              Page
- ------                     -----------                           ------------
10.10       First Amendment dated May 27, 1999, Second
            Amendment dated October 1, 1999, Third Amendment
            dated November 30, 1999, and Fourth Amendment dated
            July 19, 2000 to Lease Agreement dated as of
            November 6, 1998 between the Registrant and Weeks
            Realty, L.P. .......................................

10.12       Lease Agreement as of July 19, 2000 between the
            Registrant and Duke Construction Limited
            Partnership ........................................

21.1        Subsidiaries of the Registrant......................

23.1        Consent of PricewaterhouseCoopers LLP...............
