Form 10-Q
period 2001-03-31
TEKELEC
filed 2001-05-15
CIK 790705

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Yes |X| No |_|

     As of May 1, 2001, there were 59,281,626 shares of the registrant's common stock, without par value, outstanding.

                                     TEKELEC
                                    FORM 10-Q
                                      INDEX

Part I -- Financial Information                                             Page
                                                                            ----

Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets at March 31,                   3
                    2001 and December 31, 2000

                    Consolidated Statements of Operations                      4
                    for the three months ended March 31,
                    2001 and 2000

                    Consolidated Statements of Comprehensive                   5
                    Income for the three months ended
                    March 31, 2001 and 2000

                    Consolidated Statements of Cash Flow for                   6
                    the three months ended March 31, 2001
                    and 2000

                    Notes to Consolidated Financial Statements                 7

Item 2.   Management's Discussion and Analysis of Financial                   14
          Condition and Results of Operations

Part II -- Other Information

Item 6.   Exhibits and Reports on Form 8-K                                    21

Signatures

PART  I -- FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                     Tekelec
                           Consolidated Balance Sheets

                                                               March 31,   December 31,
                                                                  2001        2000
                                                                  ----        ----
                                                          (thousands, except share data)
                           Assets                             (unaudited)   (audited)
Current assets:
     Cash and cash equivalents .............................   $ 193,442    $  65,690
     Short-term investments, at fair value .................      15,000       81,723
     Accounts and notes receivable, less
       allowances of $5,947 and $4,287, respectively .......      75,708      104,506
     Inventories ...........................................      26,268       25,868
     Deferred income taxes, net ............................      14,092       14,429
     Prepaid expenses and other current assets .............      11,563       11,596
                                                               ---------    ---------
         Total current assets ..............................     336,073      303,812
Long-term investments, at fair value .......................       6,000       12,000
Property and equipment, net ................................      35,602       31,700
Intangible assets, net .....................................      96,335      104,223
Deferred income taxes, net .................................       3,162        2,964
Other assets ...............................................       4,154        3,825
                                                               ---------    ---------
         Total assets ......................................   $ 481,326    $ 458,524
                                                               =========    =========

           Liabilities And Shareholders' Equity

Current liabilities:
     Trade accounts payable ................................   $  15,997    $  16,750
     Accrued expenses ......................................      23,062       22,784
     Accrued payroll and related expenses ..................      11,729       12,063
     Current portion of deferred revenues ..................      52,585       31,832
     Income taxes payable ..................................       1,988        1,448
                                                               ---------    ---------
         Total current liabilities .........................     105,361       84,877
Long-term convertible debt .................................     120,176      119,269
Deferred income taxes ......................................      13,415       14,558
Deferred revenues, net of current portion ..................       1,920        2,223
                                                               ---------    ---------
         Total liabilities .................................     240,872      220,927
                                                               ---------    ---------
Commitments and contingencies

Shareholders' equity:
     Common stock, without par value, 200,000,000 shares
     authorized; issued and outstanding 59,111,297
       and 58,896,708, respectively ........................     154,547      151,830
     Retained earnings .....................................      86,793       85,424
     Accumulated other comprehensive income (loss) ......           (886)         343
                                                               ---------    ---------
         Total shareholders' equity ........................     240,454      237,597
                                                               ---------    ---------
         Total liabilities and shareholders' equity ........   $ 481,326    $ 458,524
                                                               =========    =========

See notes to consolidated financial statements.

                                    Tekelec
                     Consolidated Statements of Operations
                                  (unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                               ----------------------------------
                                                                       2001         2000
                                                                       ----         ----
                                                               (thousands, except per share data)
Revenues ...................................................         $ 84,315      $ 60,062

Cost of sales:
     Cost of goods sold ....................................           26,684        19,752
     Amortization of purchased technology ..................            2,589         2,541
                                                                     --------      --------
               Total cost of sales .........................           29,237        22,293
                                                                     --------      --------
               Gross profit ................................           55,042        37,769
                                                                     --------      --------
Operating expenses:
     Research and development ..............................           18,674        12,239
     Selling, general and administrative ...................           26,918        19,362
     Amortization of goodwill and other intangible assets ..            5,416         5,672
                                                                     --------      --------
         Total operating expenses ..........................           51,008        37,273
                                                                     --------      --------

Income from operations .....................................            4,034           496
Other income (expense):
     Interest income .......................................            2,586         1,512
     Interest expense ......................................           (2,223)       (2,193)
     Other, net ............................................              158           (28)
                                                                     --------      --------
         Total other income (expense) ......................              521          (709)
                                                                     --------      --------

Income (Loss) before provision for income taxes ............            4,555          (213)
     Provision for income taxes ............................            3,186         1,589
                                                                     --------      --------
         Net income (loss)  ................................         $  1,369      $ (1,802)
                                                                     ========      ========

Earnings (Loss) per share:
     Basic .................................................         $   0.02      $  (0.03)
     Diluted ...............................................             0.02         (0.03)

Weighted average number of shares outstanding:
     Basic .................................................           59,037        56,537
     Diluted ...............................................           62,426        56,537

See notes to consolidated financial statements.

                                     Tekelec
                 Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                         2001         2000
                                                         ----         ----
                                                           (thousands)

Net income (loss) ................................     $ 1,369      $(1,802)
Other comprehensive expense:
     Foreign currency translation adjustments ....      (1,229)        (562)
                                                       -------      -------
Comprehensive income (loss) ......................     $   140      $(2,364)
                                                       =======      =======

See notes to consolidated financial statements.

                                     Tekelec
                      Consolidated Statements of Cash Flow
                                   (unaudited)

                                                                         Three Months Ended
                                                                             March 31,
                                                                         2001          2000
                                                                         ------------------
                                                                            (thousands)
Cash flow from operating activities:
Net income (loss) ...............................................     $   1,369      $ (1,802)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Allowance for doubtful accounts ............................         1,800            --
     Depreciation ...............................................         3,753         2,753
     Amortization ...............................................         7,957         8,213
     Amortization of deferred financing costs ...................           205           198
     Convertible debt accretion .................................           908           849
     Deferred income taxes ......................................        (1,070)       (2,634)
     Stock based compensation ...................................            65            30
     Tax benefit related to stock options exercised .............         1,053        14,112
     Changes in operating assets and liabilities:
       Accounts and notes receivable ............................        25,483        12,607
       Inventories ..............................................          (751)       (2,049)
       Income taxes receivable ..................................           (11)       (5,523)
       Prepaid expenses and other current assets ................            --        (7,106)
       Trade accounts payable ...................................            13          (704)
       Accrued expenses .........................................           991        (2,951)
       Accrued payroll and related expenses .....................          (293)         (679)
       Deferred revenues ........................................        20,471         2,695
       Income taxes payable .....................................           545        (5,004)
                                                                      ---------      --------
         Total adjustments ......................................        61,119        14,807
                                                                      ---------      --------
         Net cash provided by operating activities ..............        62,488        13,005
                                                                      ---------      --------
Cash flow from investing activities:
     Proceeds from maturity of available-for-sale securities ....       122,615        34,505
     Purchase of available-for-sale securities ..................       (49,892)      (19,293)
     Purchase of property and equipment .........................        (7,721)       (3,204)
     Purchase of technology .....................................           (69)           --
       Increase in other assets .................................          (585)         (240)
                                                                      ---------      --------
         Net cash provided by investing activities ..............        64,348        11,768
                                                                      ---------      --------
Cash flow from financing activities:
     Proceeds from issuance of common stock .....................         1,599        14,086
                                                                      ---------      --------
         Net cash provided by financing activities ..............         1,599        14,086
                                                                      ---------      --------
Effect of exchange rate changes on cash .........................          (683)         (473)
                                                                      ---------      --------
     Net change in cash and cash equivalents ....................       127,752        38,386
Cash and cash equivalents at beginning of period ................        65,690        46,671
                                                                      ---------      --------
Cash and cash equivalents at end of period ......................     $ 193,442      $ 85,057
                                                                      =========      ========

See notes to consolidated financial statements.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

A. Basis of Presentation

     The consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 2000, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition, operating results and cash flows for the interim periods.

     The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

     The Company operates under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying consolidated financial statements for the three months ended March 31, 2001 and 2000 are for the thirteen weeks ended March 30, 2001 and March 31, 2000, respectively.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000, and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The Company implemented SFAS No. 133 in the first quarter of 2001 and the adoption of SFAS No. 133 did not have a material impact on the Company's financial position, results of operations or cash flows.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

B. Certain Balance Sheet Items

                                                     March 31,     December 31,
                                                        2001           2000
                                                     ---------      ---------
The components of inventories are:                         (thousands)

Raw materials ..................................     $  11,712      $  10,701
Work in process ................................         2,589          2,497
Finished goods .................................        11,967         12,670
                                                     ---------      ---------
                                                     $  26,268      $  25,868
                                                     =========      =========

Property and equipment consist of the following:

Manufacturing and development equipment ........     $  47,721      $  43,507
Furniture and office equipment .................        23,778         21,084
Demonstration equipment ........................         3,148          3,213
Leasehold improvements .........................         7,591          7,026
                                                     ---------      ---------
                                                        82,238         74,830
Less, accumulated depreciation and amortization        (46,636)       (43,130)
                                                     ---------      ---------
     Property and equipment, net ...............     $  35,602      $  31,700
                                                     =========      =========

Intangible assets consist of the following:

Goodwill .......................................     $  95,274      $  95,274
Purchased technology ...........................        50,204         50,285
Other ..........................................        13,000         13,000
                                                     ---------      ---------
                                                       158,478        158,559
Less accumulated amortization ..................       (62,143)       (54,336)
                                                     ---------      ---------
     Intangible assets, net ....................     $  96,335      $ 104,223
                                                     =========      =========

C. Related Party Transactions

     Sales to related parties consisted of transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board. In April 2000, these foreign affiliates were sold to an unrelated company. Sales transacted subsequent to the sale of the former affiliates and amounts due are no longer considered related party transactions. Sales to related parties in 2000 amounted to $728,000 for the three months ended March 31, 2000.

     The Company's Japanese subsidiary serves as a distributor of products it purchases from an affiliate of which three of the Company's directors are directors and shareholders. These purchases from the related party were $352,000 and $320,000 for the three months ended March 31, 2001 and 2000, respectively. Amounts due to the related party at March 31, 2001 and 2000 were $203,000 and $82,000, respectively.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

D. Income Taxes

     The income tax provision for the three-month periods ended March 31, 2001 and 2000 was $3.2 million and $1.6 million, respectively, and reflected the effect of non-deductible acquisition-related costs, partially offset by benefits of $1.1 million and $1.2 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of these acquisition-related items, an estimated effective tax rate of 35% was applied for the three-month period ended March 31, 2001 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development credits, foreign tax credits, and other benefits from foreign sourced income, compared to an effective tax rate of 36% for the three-month period ended March 31, 2000.

E. Lines of Credit and Borrowings

     The Company has a $20.0  million line of credit with a U.S.  bank and lines
of  credit   aggregating  $2.4  million  available  to  the  Company's  Japanese subsidiary from various Japan-based banks.

     The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (8.0% at March 31, 2001), and expires on July 31, 2001, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

     The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.4 million with interest at the Japanese prime rate (1.375% at March 31, 2001) plus 0.125% per annum which expire between August 2001 and November 2001, if not renewed. There have been no borrowings under these lines of credit.

     In November 1999, the Company completed the private placement of $135.0 million principal amount at maturity of 3.25% convertible subordinated discount notes due in 2004 (the "Notes"), issued at 85.35% of their face amount (equivalent to gross proceeds of approximately $115.2 million at issuance before discounts and expenses). The Notes are callable after the first three years.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)


F. Commitments and Contingencies

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

G. Operating Segment Information

     The Network Systems operating segment develops, markets and sells the Company's Eagle STP products based on the Company's high capacity packet switching platform; the IP7 Secure Gateway, an SS7/IP gateway for signaling in converged networks, and other IP7 convergence products; and network systems products resulting from the Company's acquisition of IEX, including ASi 4000 Service Control Point, an advanced database server used for the provisioning of telephony applications, and VXi Media Gateway Controller, a controller for converged networks. During 2000, the Company's business segments were reorganized to include the Sentinel network surveillance system in the Network Systems product segment. Prior periods segment information has been restated to reflect this reorganization.

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

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

The Company's operating segments and geographical information are as follows (in thousands):

Operating Segments

                                                             Revenues
                                                        Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                         2001          2000
                                                       --------      --------

Network Systems ..................................     $ 58,451      $ 40,847
Network Diagnostics ..............................       10,860         8,350
Contact Center Products ..........................        8,467         6,686
Japan Diagnostics ................................        7,411         4,799
Intercompany Eliminations ........................         (874)         (620)
                                                       --------      --------
     Total revenues ..............................     $ 84,315      $ 60,062
                                                       ========      ========


                                                    Income (Loss)from Operations
                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                         2001          2000
                                                       --------      --------

Network Systems ..................................     $ 15,985      $ 11,179
Network Diagnostics ..............................          573           684
Contact Center Products ..........................        2,997         1,916
Japan Diagnostics ................................          (87)          215
Intercompany Eliminations ........................          948          (136)
General Corporate (1) ............................      (16,382)      (13,362)
                                                       --------      --------
     Total income from operations.................     $  4,034      $    496
                                                       ========      ========

----------

(1) General Corporate includes acquisition-related charges and amortization of $7,816 and $8,072 for the three months ended March 31, 2001 and 2000, respectively.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Enterprise-Wide Disclosures

The following table sets forth, for the periods indicated, revenues from external customers by principal product line:

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                            2001          2000
                                                            ----          ----

Network Systems ....................................       $58,567       $40,847
Network Diagnostics ................................        17,281        12,529
Contact Center Products ............................         8,467         6,686
                                                           -------       -------
     Total revenues from external customers ........       $84,315       $60,062
                                                           =======       =======

The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                            2001          2000
                                                            ----          ----
North America ......................................       $68,716       $47,575
Japan ..............................................         7,368         4,804
Europe .............................................         4,347         2,642
Rest of World ......................................         3,884         5,041
                                                           -------       -------
     Total revenues from external customers ........       $84,315       $60,062
                                                           =======       =======

The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets:

                                                  March 31,        December 31,
                                                     2000              2000
                                                   --------          --------

United States ..............................       $134,276          $138,393
Japan ......................................          1,006             1,024
Other ......................................            809               331
                                                   --------          --------
     Total long-lived assets ...............       $136,091          $139,748
                                                   ========          ========

Sales to one customer accounted for 29% of revenues for the three months ended March 31, 2001, and included sales from network systems, network diagnostics and contact center operating segments. There were no customers accounting for 10% or more of revenues for the three months ended March 31, 2000.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

H. Earnings Per Share

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2001 and 2000:

                                             Net Income (Loss)    Shares       Per Share
                                               (Numerator)     (Denominator)     Amount
For the Three Months Ended March 31, 2001:   -------------------------------------------
                                                  (thousands except per share amount)
Basic EPS ..................................      $ 1,369          59,037       $  0.02
Effect of Dilutive Securities - Stock
     Options and Warrants ..................           --           3,389
                                                  -------         -------
Diluted EPS ................................      $ 1,369          62,426       $  0.02
                                                  =======         =======

For the Three Months Ended March 31, 2000:

Basic EPS ..................................      $(1,802)         56,537       $ (0.03)
Effect of Dilutive Securities - Stock
     Options and Warrants ..................           --              --
                                                  -------         -------
Diluted EPS ................................      $(1,802)         56,537       $ (0.03)
                                                  =======         =======

     The computation of diluted number of shares excludes unexercised stock options and warrants and potential shares issuable upon conversion of the Company's convertible subordinated discount notes that are anti-dilutive. The numbers of such shares excluded were 14.4 million and 7.7 million for the quarters ended March 31, 2001 and 2000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

     The Company's product offerings are currently organized along three distinct product lines: network systems, network diagnostics and contact center.

     Network Systems Products. The Company's network systems product line consists principally of the Eagle STP and products, features and applications based on the Eagle platform, including the IP7 Secure Gateway and the Company's local number portability solution, ASi 4000 Service Control Point, VXi Media Gateway Controller and other convergence products. During 2000, the Company's business segments were reorganized to include the Sentinel network surveillance system in the network systems products segment.

     Network Diagnostics Products. This product line consists principally of the MGTS and MGTS i3000 families of diagnostics products.

     Contact Center Products. The Company's IEX contact center products provide planning, management and call routing and control tools for single contact centers and for complex, multiple site contact center environments. This product line includes the TotalView Workforce Management and TotalNet Call Routing solutions. In 2000, the IEX Call Center Division was renamed the Contact Center Division due to the products' evolution to support multimedia contact centers.

Results of Operations

     The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:

                                                                Percentage of Revenues
                                                                ----------------------

                                                                  Three Months Ended
                                                                      March 31,
                                                                ----------------------
                                                                   2001        2000
                                                                   ----        ----
Revenues ...................................................      100.0%      100.0%
Cost of goods sold .........................................       31.6        32.9
Amortization of purchased technology .......................        3.1         4.2
                                                                 ------      ------
Gross profit ...............................................       65.3        62.9

Research and development ...................................       22.1        20.4
Selling, general and administrative ........................       31.9        32.2
Amortization of goodwill and other purchased intangibles ...        6.5         9.5
                                                                 ------      ------
Total operating expenses ...................................       60.5        62.1
                                                                 ------      ------

Income from operations .....................................        4.8         0.8
Interest and other income (expense), net ...................        0.6        (1.2)
                                                                 ------      ------
Income (Loss) before provision for income taxes ............        5.4        (0.4)

Provision for income taxes .................................        3.8         2.6
                                                                 ------      ------
Net income (loss) ..........................................        1.6%       (3.0%)
                                                                 ======      ======

     The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues.

                                                         Percentage of Revenues
                                                         ----------------------

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2001        2000
                                                            ----        ----

Network Systems ........................................      70%         68%
Network Diagnostics ....................................      20          21
Contact Center .........................................      10          11
                                                            ----        ----
        Total ..........................................     100%        100%
                                                            ====        ====

     The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

                                                         Percentage of Revenues
                                                         ----------------------

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2001        2000
                                                            ----        ----

North America ..........................................      81%         79%
Japan ..................................................       9           8
Europe .................................................       5           4
Rest of World ..........................................       5           9
                                                            ----        ----
        Total ..........................................     100%        100%
                                                            ====        ====

     Three Months Ended March 31, 2001 Compared with the Three Months Ended
                                 March 31, 2000

     Revenues. The Company's revenues increased by $24.3 million, or 40%, during the first quarter of 2001 due primarily to higher sales of network systems products and services and secondarily to increased network diagnostics products sales.

     Revenues from network systems products increased by $17.7 million, or 43%, to $58.6 million due primarily to higher unit sales of Eagle STP products and services, increased local number portability sales and increased sales of extensions and upgrades.

     Revenues from network diagnostics products increased by $4.8 million, or 38%, due primarily to higher sales of the MGTS i3000 product.

     Revenues from Contact Center increased by $1.8 million, or 27%, due mainly to higher TotalView product sales.

     Revenues in North America increased by $21.1 million, or 44%, due primarily to the higher sales of Eagle STP products. Sales in Japan increased by $2.6 million, or 53%, due primarily to higher sales of the MGTS i3000 product and third-party data diagnostics products. Revenues in Europe increased by $1.7 million, or 65%, due to higher network diagnostics product sales. Rest of world revenues decreased by $1.2 million, or 23%, due to lower network systems product sales.

     The impact of exchange rate fluctuations on currency translations decreased revenues by $949,000, or 1%, and increased net income slightly by $39,000, or 2.9% in the first quarter of 2001.

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

     The Company's quarterly financial results could be materially adversely affected by a number of additional factors, including, among others, a slowdown or reduction in capital spending by the Company's customers, unanticipated delays or problems in releasing new products, a slowing in the convergence of voice and data networks and the inability of the Company's customers to obtain financing or to finance capital expenditures.

     Gross Profit. Gross profit as a percentage of revenues increased to 65.3% in the first quarter of 2001 compared with 62.9% in the first quarter of 2000. The increase in gross margins was primarily due to higher network systems margins attributable to a greater proportion of higher margin large system sales.

     Research and Development. Research and development expenses in the first quarter of 2001 increased overall by $6.4 million, or 53%, and increased as a percentage of revenues to 22.1% in the first quarter of 2001 from 20.4% in the first quarter of 2000. The increase was attributable principally to the increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements for both network systems and network diagnostics products, primarily related to the Company's continued development of products to address the Internet Protocol ("IP")/Signaling System #7 ("SS7") and media gateway controller, or "softswitch," markets. Based on the Company's present product development plans, the Company expects that its research and development expenses for 2001 will increase in dollars when compared to 2000.

     The Company intends to continue to make substantial investments in product and technology development and believes that its future success depends in large part upon its ability to continue to enhance existing products and to develop or acquire new products that maintain the Company's technological competitiveness.

     Selling, General and Administrative Expenses. Although selling, general and administrative expenses in the first quarter of 2001 increased by $7.6 million, or 39%, such expenses decreased as a percentage of revenues to 31.9% from 32.2% in the first quarter of 2000. The dollar increase was primarily due to increased personnel and infrastructure-related expenses incurred to support the Company's installed base and anticipated higher sales levels. The Company expects that selling, general and administrative expenses for the remainder of 2001 will increase in dollars when compared to prior periods.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and intangible assets in the first quarter of 2001 decreased slightly by $256,000 to $5.4 million, and decreased as a percentage of revenues to 6.5% for the three months ended March 31, 2001 from 9.5% for the three months ended March 31, 2000.

     Interest and Other Income (Expense), net. Interest expense was flat at $2.2 million for the first quarter of 2001 and 2000. Interest income increased $1.1 million, or 71%, due to higher invested cash balances in 2001 compared to 2000.

     Income Taxes. The income tax provision for the first quarter of 2001 was $3.2 million and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $1.1 million from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of these acquisition-related items, an estimated effective tax rate of 35% was applied for the three-month period ended March 31, 2001 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development credits, foreign tax credits, and other benefits from foreign sourced income, compared to an effective tax rate of 36% for the three-month period ended March 31, 2000.

Liquidity and Capital Resources

     During the three-month period ended March 31, 2001, cash and cash equivalents increased by $127.8 million to $193.4 million, after net proceeds of $72.7 million from the sale of short-term and long-term investments. Operating activities, including the effects of exchange rate changes on cash, provided $61.8 million. Financing activities, which represented proceeds from the issuance of Common Stock upon the exercise of options and warrants, provided $1.6 million, and investing activities, excluding the net proceeds from the sale of short-term and long-term investments, used $8.4 million primarily due to capital expenditures.

     Cash flow from operating activities was comprised mainly of net income adjusted for depreciation and amortization, a decrease in accounts receivable, and an increase in deferred revenues. Net accounts receivables decreased by 28% during the first quarter of 2001 due primarily to strong collections activity. The increase in deferred revenues was primarily as a result of increased revenues related to transactions pending completion of acceptance or delivery requirements and higher extended warranty service revenues which are deferred and recognized ratably over the warranty period.

     Capital expenditures of $7.7 million during the first three months of 2001 represented the planned addition of equipment principally for research and development, manufacturing operations and facility expansion.

     The Company has a $20.0  million line of credit with a U.S.  bank and lines
of  credit   aggregating  $2.4  million  available  to  the  Company's  Japanese subsidiary from various Japan-based banks.

     The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (8.0% at March 31, 2001), and expires on July 31, 2001, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

     The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.4 million with interest at the Japanese prime rate (1.375% at March 31, 2001) plus 0.125% per annum, which expire between August 2001 and November 2001, if not renewed. There have been no borrowings under these lines of credit.

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

New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The Company implemented SFAS No. 133 in the first quarter of 2001 and the adoption of SFAS No. 133 did not have a material impact on the Company's financial position, results of operations or cash flows.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

     The statements that are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the current belief, expectations or intent of the Company's management. These statements are subject to and involve certain risks and uncertainties including, but not limited to, timing of significant orders and shipments and the resulting fluctuation of the Company's operating results; changes in customer product mix; customer acceptance of the Company's products; capital spending patterns of customers; the Company's limited product offerings; risks relating to the convergence of voice and data networks; competition and pricing; the Company's relatively limited number of customers; new product introductions by the Company or its competitors; risks related to the Company's acquisition of IEX; product liability risks; the continued growth in third party purchases of diagnostics systems; uncertainties relating to the Company's international operations; intellectual property protection; carrier deployment of new technologies and intelligent network services; the level and timing of research and development expenditures; regulatory changes; general economic conditions; and other risks described in this Quarterly Report, the Company's Annual Report on Form 10-K for 2000 and in certain of the Company's other Securities and Exchange Commission filings. Many of these risks and uncertainties are outside of the Company's control and are difficult for the Company to forecast or mitigate. Actual results may differ materially from those expressed or implied in such forward-looking statements. The Company is not responsible for updating or revising these forward-looking statements. Undue emphasis should not be placed on any forward-looking statements contained herein or made elsewhere by or on behalf of the Company.

PART II --OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1      2001 Officer Bonus Plan

10.2 Employment Offer Letter dated January 18, 2001, between the Registrant and Frederick M. Lax

10.3 Nonstatutory Stock Option Agreement dated February 1, 2001, between the Registrant and Frederick M. Lax

10.4 Stock Award Agreement dated February 1, 2001, between the Registrant and Frederick M. Lax

10.5 Employment Offer Letter dated February 2, 2001, between the Registrant and Danny L. Parker

(b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TEKELEC

May 15, 2001

                                     /s/ Michael L. Margolis
                                     ---------------------------------------
                                     Michael L. Margolis
                                     President and Chief Executive Officer
                                     (Duly authorized officer)

                                     /s/ Paul J. Pucino
                                     ---------------------------------------
                                     Paul J. Pucino
                                     Vice President and Chief Financial
                                     Officer (Principal Financial and Chief
                                     Accounting Officer)