Form 10-Q
period 2001-06-30
TEKELEC
filed 2001-08-14
CIK 790705

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

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

Yes [X]       No  [__]

     As of August 2, 2001, there were 59,829,093 shares of the registrant's common stock, without par value, outstanding.

                                     TEKELEC
                                    FORM 10-Q
                                      INDEX


Part I -- Financial Information                                             Page

Item 1.   Consolidated Financial Statements

              Consolidated Balance Sheets at June 30, 2001                     3
              and December 31, 2000

              Consolidated Statements of Operations for the three and six      4
              months ended June 30, 2001 and 2000

              Consolidated Statements of Comprehensive Income (Loss)
              for the three and six months ended June 30, 2001 and 2000        5

              Consolidated Statements of Cash Flows for the six months         6
              ended June 30, 2001 and 2000


              Notes to Consolidated Financial Statements                       7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                14


Part II -- Other Information

Item 4.    Submission of Matters to a Vote of Security Holders                23

Item 5.    Other Information                                                  24


Item 6.    Exhibits and Reports on Form 8-K                                   25


Signatures

PART  I -- FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                     Tekelec
                           Consolidated Balance Sheets

                                                             June 30,   December 31,
                                                              2001         2000
                                                              ----         ----
                                                        (thousands, except share data)
                                                          (unaudited)
                            Assets
Current assets:
     Cash and cash equivalents .........................   $ 174,266    $ 65,690
     Short-term investments, at fair value .............      30,534      81,723
     Accounts and notes receivable, less
       allowances of $8,021 and $4,287, respectively ...      61,833     104,506
     Inventories .......................................      28,540      25,868
     Income taxes receivable ...........................       1,349          --
     Deferred income taxes, net ........................      14,136      14,429
     Prepaid expenses and other current assets .........      13,994      11,596
                                                           ---------    --------
         Total current assets ..........................     324,652     303,812
Long-term investments, at fair value ...................      16,000      12,000
Property and equipment, net ............................      39,709      31,700
Intangible assets, net .................................      88,389     104,223
Deferred income taxes, net .............................       3,403       2,964
Other assets ...........................................       3,919       3,825
                                                           ---------    --------
         Total assets ..................................   $ 476,072    $458,524
                                                           =========    ========

           Liabilities And Shareholders' Equity

Current liabilities:
     Trade accounts payable ............................   $  18,596    $ 16,750
     Accrued expenses ..................................      17,604      22,784
     Accrued payroll and related expenses ..............       7,128      12,063
     Current portion of deferred revenues ..............      46,495      31,832
     Income taxes payable ..............................          --       1,448
                                                           ---------    --------
         Total current liabilities .....................      89,823      84,877
Long-term convertible debt .............................     121,099     119,269
Deferred income taxes ..................................      12,271      14,558
Deferred revenues, net of current portion ..............       6,033       2,223
                                                           ---------    --------
         Total liabilities .............................     229,226     220,927
                                                           ---------    --------

Commitments and Contingencies (NOTE F)

Shareholders' equity:
     Common stock, without par value,
         200,000,000 shares authorized; 59,818,275 and
         58,896,708 shares issued and outstanding,
         respectively ..................................     165,457     151,830
     Retained earnings .................................      82,248      85,424
     Accumulated other comprehensive income (loss) .....        (859)        343

                                                           ---------    --------
         Total shareholders' equity ....................     246,846     237,597
                                                           ---------    --------
         Total liabilities and shareholders' equity ....   $ 476,072    $458,524
                                                           =========    ========


See notes to consolidated financial statements.

                                     Tekelec
                      Consolidated Statements of Operations
                                   (unaudited)


                                                      Three Months Ended       Six Months Ended
                                                           June 30,                 June 30,
                                                     --------------------    ----------------------
                                                      2001           2000       2001         2000
                                                      ----           ----       ----         ----
                                                           (thousands except per share data)
Revenues .........................................   $ 70,882    $ 74,148    $ 155,197    $ 134,210

Cost of sales:
     Cost of goods sold ..........................     21,191      25,024       47,875       44,776
     Amortization of purchased technology ........      2,602       2,530        5,191        5,071
                                                     --------    --------    ---------    ---------
            Total cost of sales ..................     23,793      27,554       53,066       49,847
                                                     --------    --------    ---------    ---------
            Gross profit .........................     47,089      46,594      102,131       84,363
                                                     --------    --------    ---------    ---------
Operating expenses:
     Research and development ....................     18,377      12,900       37,051       25,139
     Selling, general and administrative .........     27,513      22,030       54,431       41,392
     Amortization of goodwill and other purchased
     intangibles .................................      5,416       5,416       10,832       11,088
                                                     --------    --------    ---------    ---------
         Total operating expenses ................     51,306      40,346      102,314       77,619
                                                     --------    --------    ---------    ---------

Income (Loss) from operations ....................     (4,217)      6,248         (183)       6,744
Other income (expense):
     Interest income .............................      2,237       1,839        4,823        3,351
     Interest expense ............................     (2,225)     (2,165)      (4,448)      (4,358)
     Other, net ..................................       (347)       (132)        (189)        (160)
                                                     --------    --------    ---------    ---------
         Total other income (expense) ............       (335)       (458)         186       (1,167)
                                                     --------    --------    ---------    ---------

Income (Loss) before provision for income taxes ..     (4,552)      5,790            3        5,577
     Provision for (Benefit from) income taxes ...         (1)      3,754        3,185        5,343
                                                     --------    --------    ---------    ---------
         Net income (loss) .......................   $ (4,551)   $  2,036    $  (3,182)   $     234
                                                     ========    ========    =========    =========

Earnings (Loss) per share:
     Basic .......................................   $  (0.08)   $   0.04    $   (0.05)   $    0.00
     Diluted .....................................      (0.08)       0.03        (0.05)        0.00

Weighted average number of shares outstanding:
     Basic .......................................     59,468      57,710       59,252       57,124
     Diluted .....................................     59,468      64,129       59,252       63,992



See notes to consolidated financial statements.

                                     Tekelec
             Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)



                                                 Three Months Ended     Six Months Ended
                                                      June 30,             June 30,
                                                -------------------    ----------------
                                                  2001       2000       2001      2000
                                                  ----       ----       ----      ----
                                                               (thousands)
Net income (loss) ...........................   $(4,551)   $ 2,036    $(3,182)   $ 234

Other comprehensive income (expense):
     Foreign currency translation adjustments        27         (5)    (1,202)    (567)
                                                -------    -------    -------    -----
Comprehensive income (loss) .................   $(4,524)   $ 2,031    $(4,384)   $(333)
                                                =======    =======    =======    =====



See notes to consolidated financial statements.

                                     Tekelec
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                            Six Months Ended
                                                                                June 30,
                                                                         ----------------------
                                                                            2001         2000
                                                                            ----         ----
                                                                                (thousands)
Cash flows from operating activities:
Net income (loss) ....................................................   $  (3,182)   $    234
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Allowance for doubtful accounts .................................       3,800          --
     Depreciation ....................................................       7,824       5,586
     Amortization ....................................................      15,976      16,159
     Amortization of deferred financing costs ........................         410         403
     Convertible debt accretion ......................................       1,831       1,712
     Deferred income taxes ...........................................      (2,511)     (2,199)
     Stock-based compensation ........................................         146          61
     Tax benefit related to stock options exercised ..................       3,751      18,442
     Changes in operating assets and liabilities (excluding the effect of acquisition):
       Accounts and notes receivable .................................      37,876       7,543
       Inventories ...................................................      (3,035)        608
       Amounts due from related parties ..............................          --       1,847
       Income taxes receivable .......................................       1,345     (12,056)
       Prepaid expenses and other current assets .....................      (2,437)     (8,703)
       Trade accounts payable ........................................       2,696      (2,755)
       Accrued expenses ..............................................      (5,279)     (5,205)
       Accrued payroll and related expenses ..........................      (4,883)       (972)
       Deferred revenues .............................................      18,539       4,965
       Income taxes payable ..........................................      (4,136)         --
                                                                         ---------    --------
         Total adjustments ...........................................      71,913      25,436
                                                                         ---------    --------
         Net cash provided by operating activities ...................      68,731      25,670
                                                                         ---------    --------
Cash flows from investing activities:
     Proceeds from maturity of available-for-sale securities .........     137,615      42,397
     Purchase of available-for-sale securities .......................     (90,426)    (34,232)
     Purchase of property and equipment ..............................     (15,911)     (9,122)
     Purchase of technology ..........................................        (142)        (25)
     Increase in other assets ........................................        (555)       (239)
                                                                         ---------    --------
         Net cash provided by (used in) investing activities .........      30,581      (1,221)
                                                                         ---------    --------
Cash flows from financing activities:
     Proceeds from issuance of common stock ..........................       9,999      19,070
                                                                         ---------    --------
         Net cash provided by financing activities ...................       9,999      19,070
Effect of exchange rate changes on cash ..............................        (735)       (555)
                                                                         ---------    --------
     Net change in cash and cash equivalents .........................     108,576      42,964
Cash and cash equivalents at beginning of period .....................      65,690      46,671
                                                                         ---------    --------
Cash and cash equivalents at end of period ...........................   $ 174,266    $ 89,635
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

     The Company operates under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying consolidated financial statements for the three and six months ended June 30, 2001 and 2000 are for the thirteen and twenty-six weeks ended June 29, 2001 and June 30, 2000, respectively.

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The Company is currently evaluating the provisions of SFAS No. 141 and 142 and its potential impact on the Company's consolidated financial statements upon adoption on January 1, 2002.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)


B.   Certain Balance Sheet Items


                                                         June 30,   December 31,
                                                          2001         2000
                                                        ---------    ----------
     The components of inventories are:                       (thousands)

     Raw materials ..................................   $  11,661    $  10,701
     Work in process ................................       2,902        2,497
     Finished goods .................................      13,977       12,670
                                                        ---------    ---------
                                                        $  28,540    $  25,868
                                                        =========    =========

     Property and equipment consist of the following:

     Manufacturing and development equipment ........   $  50,522    $  43,507
     Furniture and office equipment .................      27,530       21,084
     Demonstration equipment ........................       3,981        3,213
     Leasehold improvements .........................       8,295        7,026
                                                        ---------    ---------
                                                           90,328       74,830
     Less, accumulated depreciation and amortization      (50,619)     (43,130)
                                                        ---------    ---------
          Property and equipment, net ...............   $  39,709    $  31,700
                                                        =========    =========

     Intangible assets consist of the following:

     Goodwill .......................................   $  95,274    $  95,274
     Purchased technology ...........................      50,277       50,285
     Other ..........................................      13,000       13,000
                                                        ---------    ---------
                                                          158,551      158,559
     Less accumulated amortization ..................     (70,162)     (54,336)
                                                        ---------    ---------
          Intangible assets, net ....................   $  88,389    $ 104,223
                                                        =========    =========


C.   Related Party Transactions

     Sales to related parties consisted of transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board of Directors. In April 2000, these foreign affiliates were sold to an unrelated company. Sales transacted subsequent to the sale of the former affiliates and amounts due are no longer considered related party transactions. Sales to related parties through the date of the sale amounted to $51,000 for the three months ended June 30, 2000 and $779,000 for the six months ended June 30, 2000.

     The Company's Japanese subsidiary purchases, for resale, products from an affiliate controlled by the Company's Chairman under a distribution arrangement. These purchases from the related party were $121,000 and $365,000 for the three months ended June 30, 2001 and 2000, respectively, and $473,000 and $555,000 for the six months ended June 30, 2001 and 2000, respectively. Amounts due to the related party at June 30, 2001 and 2000 were $89,000 and $106,000, respectively.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)


D.   Income Taxes

     Since the Company had a loss for the three-month period ended June 30, 2001, an income tax benefit of $1,000 was recorded, reflecting the effect of non-deductible acquisition-related costs, partially offset by a benefit of $1.2 million from the utilization of deferred tax benefits related to certain of these acquisition-related costs. The income tax provision for the six-month period ended June 30, 2001 was $3.2 million and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $2.3 million from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. The income tax provisions for the three- and six-month periods ended June 30, 2000 were $3.8 million and $5.3 million, respectively, and reflected the effect of non-deductible acquisition-related
costs,   partially  offset  by  benefits  of  $1.1  million  and  $2.4  million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs.

     Excluding the effect of acquisition-related items, an estimated effective tax rate of 35% was applied for the three- and six-month periods ended June 30, 2001 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development credits, foreign tax credits, and other benefits from foreign sourced income, compared to a rate of 36% for the three- and six-month periods ended June 30, 2000.

E.   Lines of Credit and Long-Term Convertible Debt

     The Company has a $20.0  million line of credit with a U.S.  bank and lines
of  credit   aggregating  $3.2  million  available  to  the  Company's  Japanese subsidiary from various Japan-based banks.

     The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (6.75% at June 30, 2001), and has been extended to October 31, 2001 from its original expiration date of July 31, 2001. The Company believes that the line of credit will be renewed on substantially the same terms and conditions as the current line of credit. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

     The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.2 million with interest at Japan's prime rate (1.375% at June 30, 2001) plus 0.125% per annum, which expire between June 2001 and November 2001, if not renewed. There have been no borrowings under these lines of credit.

     In November 1999, the Company completed the private placement of $135.0 million principal amount at maturity of 3.25% convertible subordinated discount notes due in 2004 (the "Notes"), issued at 85.35% of their face amount (equivalent to gross proceeds of approximately $115.2 million at issuance before discounts and expenses). The Notes are callable after three years.

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

G.   Operating Segment Information

     The Network Systems operating segment develops, markets and sells the Company's Eagle STP products based on the Company's high capacity packet switching platform; the IP7 Secure Gateway, an SS7/IP gateway for signaling in converged networks, and other IP7 convergence products; and network systems products resulting from the Company's acquisition of IEX, including ASi 4000 Service Control Point, an advanced database server used for the provisioning of telephony applications, and VXi Media Gateway Controller, a controller for converged networks. During 2000, the Company's business segments were reorganized to include the Sentinel network surveillance system in the Network Systems operating segment. Prior periods operating segment information has been adjusted to reflect this reorganization.

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

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)


The Company's operating segments and geographical information are as follows (in thousands):

Operating Segments
                                                    Net Sales

                                    Three Months Ended       Six Months Ended
                                        June 30,                 June 30,
                                  -------------------    -----------------------
                                    2001        2000        2001         2000
                                   ----         ----        ----         ----

Network Systems ..............   $ 48,075    $ 50,990    $ 106,527    $  91,836
Network Diagnostics ..........      7,646      10,806       18,506       19,156
Contact Center Products ......     10,049       8,019       18,514       14,706
Japan Diagnostics ............      6,410       6,295       13,821       11,094
Intercompany Eliminations ....     (1,298)     (1,962)      (2,171)      (2,582)
                                 --------    --------    ---------    ---------
     Total net sales .........   $ 70,882    $ 74,148    $ 155,197    $ 134,210
                                 ========    ========    =========    =========

                                          Income (Loss) from Operations

                                    Three Months Ended       Six Months Ended
                                        June 30,                 June 30,
                                  -------------------    -----------------------
                                    2001        2000         2001          2000
                                    ----        ----         ----          ----
Network Systems ...............  $  8,857    $ 15,694     $ 24,842     $ 26,873
Network Diagnostics ...........    (1,389)      1,723         (816)       2,407
Contact Center Products .......     4,711       2,987        7,708        4,903
Japan Diagnostics .............       381         528          294          743
Intercompany Eliminations .....       (67)       (723)         881         (859)
General Corporate(1) ..........   (16,710)    (13,961)     (33,092)     (27,323)
                                 --------    --------     --------     --------
     Total operating
         income (loss) ........  $ (4,217)   $  6,248     $   (183)    $  6,744
                                 ========    ========     ========     ========

----------
(1) General Corporate includes acquisition-related charges and amortization of $7,816 for the three months ended June 30, 2001 and 2000 and $15,632 and $15,888 for the six months ended June 30, 2001 and 2000, respectively.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)


Enterprise-Wide Disclosures

The following table sets forth, for the periods indicated, revenues from external customers by principal product line:



                                                                          Three Months Ended                  Six Months Ended
                                                                                 June 30,                         June 30,
                                                                        ------------------------          --------------------------
                                                                          2001            2000              2001             2000
                                                                        -------          -------          --------          --------
Network Systems ..............................................          $48,000          $50,990          $106,569          $ 91,836
Network Diagnostics ..........................................           12,833           15,139            30,114            27,668
Contact Center Products ......................................           10,049            8,019            18,514            14,706
                                                                        -------          -------          --------          --------
     Total revenues from external customers ..................          $70,882          $74,148          $155,197          $134,210
                                                                        =======          =======          ========          ========

The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

                                                                          Three Months Ended                  Six Months Ended
                                                                                 June 30,                         June 30,
                                                                        ------------------------          --------------------------
                                                                          2001            2000              2001             2000
                                                                        -------          -------          --------          --------
North America ................................................          $50,064          $53,306          $118,780          $100,880
Japan ........................................................            6,193            6,320            13,561            11,124
Europe .......................................................            2,361            3,797             6,708             6,440
Rest of World ................................................           12,264           10,725            16,148            15,766
                                                                        -------          -------          --------          --------
     Total revenues from external customers ..................          $70,882          $74,148          $155,197          $134,210
                                                                        =======          =======          ========          ========

The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets:

                                                      June 30,      December 31,
                                                        2001             2000
                                                        ----             ----

United States ................................         $129,945         $138,393
Japan ........................................            1,084            1,024
Other ........................................              988              331
                                                       --------         --------
     Total long-lived assets .................         $132,017         $139,748
                                                       ========         ========

Sales to one customer accounted for 10% and 20% of the revenues for the three and six months ended June 30, 2001, respectively, and included sales from all three operating segments. There were no customers accounting for 10% or more of revenues for the three months ended June 30, 2000. Sales to one customer accounted for 14% of revenues for the six months ended June 30, 2000 and included sales from all three operating segments.

                                    Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)


H.   Earnings Per Share

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2001 and 2000:


                                                                               Net Income (Loss)          Shares           Per Share
                                                                                  (Numerator)          (Denominator)         Amount
                                                                               -----------------------------------------------------
For the Three Months Ended June 30, 2001:                                                (thousands, except per share amount)
Basic EPS ............................................................              $(4,551)              59,468             $(0.08)
Effect of Dilutive Securities - Stock
     Options and Warrants ............................................                   --                   --
                                                                                     ------               ------
Diluted EPS ..........................................................              $(4,551)              59,468             $(0.08)
                                                                                     ======               ======

For the Three Months Ended June 30, 2000:

Basic EPS ............................................................              $ 2,036               57,710             $ 0.04
Effect of Dilutive Securities - Stock
     Options and Warrants ............................................                   --                6,419
                                                                                     ------               ------
Diluted EPS ..........................................................              $ 2,036               64,129             $ 0.03
                                                                                     ======               ======

For the Six Months Ended June 30, 2001:

Basic EPS ............................................................              $(3,182)              59,252             $(0.05)
Effect of Dilutive Securities - Stock
     Options and Warrants ............................................                   --                   --
                                                                                     ------               ------
Diluted EPS ..........................................................              $(3,182)              59,252             $(0.05)
                                                                                     ======               ======

For the Six Months Ended June 30, 2000:

Basic EPS ............................................................              $   234               57,124             $ 0.00
Effect of Dilutive Securities - Stock
     Options and Warrants ............................................                   --                6,868
                                                                                     ------               ------
Diluted EPS ..........................................................              $   234               63,992             $ 0.00
                                                                                     ======               ======

     The computation of diluted number of shares excludes unexercised stock options and warrants and potential shares issuable upon conversion of the Company's convertible subordinated discount notes that are anti-dilutive. The numbers of such shares excluded were 9.7 million and 8.0 million for the three-months ended June 30, 2001 and 2000, respectively, and 12.1 million and
7.8 million for the six-months ended June 30, 2001 and 2000, respectively.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:


                                                                                         Percentage  of Revenues

                                                                           Three Months Ended                 Six Months Ended
                                                                                June 30,                          June 30,
                                                                         ----------------------             ----------------------
                                                                          2001             2000             2001              2000
                                                                          ----             ----             ----              ----
Revenues .......................................................          100.0%           100.0%           100.0%           100.0%
Cost of goods sold .............................................           29.9             33.7             30.8             33.4
Amortization of purchased technology ...........................            3.7              3.5              3.3              3.7
                                                                          -----            -----            -----            -----
Gross profit ...................................................           66.4             62.8             65.9             62.9

Research and development .......................................           25.9             17.4             23.9             18.7
Selling, general and administrative ............................           38.8             29.7             35.1             30.8
Amortization of goodwill and other
  purchased intangibles ........................................            7.6              7.3              7.0              8.4
                                                                          -----            -----            -----            -----
Total operating expenses .......................................           72.3             54.4             66.0             57.9
                                                                          -----            -----            -----            -----

Income (loss) from operations ..................................           (5.9)             8.4             (0.1)             5.0
Interest and other income (expense), net .......................           (0.5)            (0.6)             0.1             (0.8)
                                                                          -----            -----            -----            -----
Income (loss) before provision for income taxes ................           (6.4)             7.8              0.0              4.2

Provision for income taxes .....................................           (0.0)             5.1              2.1              4.0
                                                                          -----            -----            -----            -----
Net income (loss) ..............................................           (6.4%)            2.7%            (2.1%)            0.2%
                                                                          =====            =====            =====            =====

     The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                                                 Percentage of Revenues

                                       Three Months Ended       Six Months Ended
                                             June 30,                June 30,
                                       ------------------       ----------------
                                       2001         2000        2001        2000
                                       ----         ----        ----        ----
Network Systems ................         68%         69%         69%         68%
Network Diagnostics ............         18          20          19          21
Contact Center Products ........         14          11          12          11
                                        ---         ---         ---         ---
     Total .....................        100%        100%        100%        100%
                                        ===         ===         ===         ===

     The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:


                                              Percentage of Revenues


                                   Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                   -----------------        -------------------
                                   2001         2000        2001           2000
                                   ----         ----        ----           ----

North America ..........           71%           72%         77%           75%
Japan ..................            9             9           9             8
Europe .................            3             5           4             5
Rest of World ..........           17            14          10            12
                                  ---           ---         ---           ---
     Total .............          100%          100%        100%          100%
                                  ===           ===         ===           ===


      Three Months Ended June 30, 2001 Compared with the Three Months Ended
                                  June 30, 2000

     Revenues. The Company's revenues decreased by $3.3 million, or 4%, during the second quarter of 2001 due primarily to lower sales of network systems products and network diagnostics products, partially offset by an increase in contact center revenues.

     Revenues from network systems products decreased by $3.0 million, or 6%, to $48.0 million due primarily to lower unit sales of Eagle STP systems, partially offset by increased sales of extensions and upgrades.

     Revenues from network diagnostics products decreased by $2.3 million, or 15%, due principally to lower sales of the Company's MGTS diagnostics products.

     Revenues from contact center products increased by $2.0 million, or 25%, primarily as a result of increased sales of the TotalView product.

     Revenues in North America decreased by $3.2 million, or 6%, due primarily to lower sales of Sentinel and network diagnostics products. Sales in Japan decreased slightly by $127,000, or 2%, primarily as a result of lower sales of MGTS and third-party data diagnostics products. Revenues in Europe decreased by $1.4 million, or 38%, due to lower Eagle STP product sales. Rest of world revenues increased by $1.5 million, or 14%, due primarily to higher Eagle STP product sales.

     The impact of exchange rate fluctuations on currency translations decreased revenues by $955,000, or 1%, and did not have a material effect on net income in the second quarter of 2001.

     A significant portion of the Company's revenues in each quarter results from orders that are received in that quarter, and are difficult to predict. Further, the Company typically generates a significant portion of its revenues for each quarter in the last month of the quarter. The Company establishes its expenditure levels based on its expectations as to future revenues, and if revenue levels were to fall below expectations, as they did in the second quarter of 2001, then such shortfall would cause expenses to be disproportionately high. Therefore, a drop in near-term demand would significantly affect revenues, causing a disproportionate reduction in profits or even losses in a quarter.

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

     Gross Profit. Gross profit as a percentage of revenues increased to 66.4% in the second quarter of 2001 compared to 62.8% in the second quarter of 2000. The increase in gross profit was primarily due to proportionately greater sales of higher margin upgrade and extension products within the network systems division.

     Research and Development. Research and development expenses increased overall by $5.5 million, or 42%, and increased as a percentage of revenues to 25.9% in the second quarter of 2001 from 17.4% in the second quarter of 2000. The dollar increase was attributable principally to increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements for both network systems and network diagnostics products, primarily related to the Company's continued development of products to address the Internet Protocol ("IP")/Signaling System #7 ("SS7") and media gateway controller, or "softswitch" markets. Based on the Company's present product development plans, the Company expects that its research and development expenses for the remainder of 2001 will increase in dollars when compared to prior periods in 2000.

     The Company intends to continue to make substantial investments in product and technology development and believes that its future success depends in large part upon its ability to continue to enhance existing products and to develop or acquire new products that maintain the Company's technological competitiveness.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5.5 million, or 25%, and increased as a percentage of revenues to 38.8% in the second quarter of 2001 from 29.7% in the second quarter of 2000. The dollar increase was primarily due to increased personnel and infrastructure-related expenses incurred to support higher expected sales and the growing Eagle STP installed base and an increase in the allowance for bad debts.

     Although the Company is enacting expense reduction plans as a result of the lower revenue expectations for the balance of 2001, the Company expects that selling, general and administrative expenses for the remainder of 2001 will increase in dollars when compared to prior periods.

     Interest and Other Income (Expense), net. Interest expense increased slightly by $60,000. Interest income increased $398,000 or 22% due to higher invested cash balances in 2001 compared to 2000.

     Income Taxes. Since the Company had a loss for the three-month period ended June 30, 2001, an income tax benefit of $1,000 was recorded net of the effect of non-deductible acquisition-related costs, partially offset by a benefit of $1.2 million from the utilization of deferred tax benefits related to certain of these acquisition-related costs. The income tax provision for the second quarter of 2000 was $3.8 million and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $1.1 million from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of acquisition-related items, an estimated effective tax rate of 35% was applied for the three- and six-month periods ended June 30, 2001 and 2000 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income, compared to an effective tax rate of 36% for the three and six month periods ended June 30, 2000.

        Six Months Ended June 30, 2001 Compared with the Six Months Ended
                                  June 30, 2000

     Revenues. The Company's revenues increased by $21.0 million, or 16%, during the six months ended June 30, 2001 due primarily to higher sales of network systems products and services and secondarily to the increase in sales of contact center products.

     Revenues from network systems products increased by $14.7 million, or 16%, to $106.6 million due primarily to higher sales of local number portability and secondarily to increased sales of Eagle STP products.

     Revenues from network diagnostics products increased by $2.4 million, or 9%, due principally to higher sales of the Company's MGTS diagnostics products.

     Revenues from contact center products increased by $3.8 million, or 26%, primarily as a result of increased sales of the TotalView product and secondarily to the addition of TotalNet revenues.

     Revenues in North America increased by $17.9 million, or 18%, due primarily to higher sales of Eagle STP products partially offset by lower sales of the Sentinel product. Sales in Japan increased $2.4 million or 22% as a result of higher sales of MGTS and subcontracting revenues. Revenues in Europe increased by $268,000, or 4%, due to higher network diagnostic product sales partially offset by lower network systems product sales. Rest of world revenues increased by $382,000 or 2% due to increased contact center sales.

     The impact of exchange rate fluctuations on currency translations decreased revenues by $1.9 million, or 1%, and did not have a material effect on net income in the six months ended June 30, 2001.

     Gross Profit. Gross profit as a percentage of revenues increased to 65.9% in the six months ended June 30, 2001 compared with 62.9% in the six months ended June 30, 2000. The increase in gross margins was primarily due to proportionately greater sales of higher margin upgrade and extension products and larger average system sizes within the network systems division.

     Research and Development. Research and development expenses increased overall by $11.9 million, or 47.4%, and increased as a percentage of revenues to 23.9% in the six months ended June 30, 2001 from 18.7% in the six months ended June 30, 2000. The increase was attributable principally to the increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements for both network systems and network diagnostics products, primarily related to the Company's continued development of products to address the Internet Protocol ("IP")/Signaling System #7 ("SS7") and media gateway controller, or "softswitch," markets.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $13.0 million, or 32%, and increased as a percentage of revenues to 35.1% in the six months ended June 30, 2001 from 30.8% in the six months ended June 30, 2000. The increase was primarily due to increased personnel and infrastructure-related expenses incurred to support the Company's installed base and an increase in the allowance for bad debts.

     Interest and Other Income (Expense), net. Interest expense was flat at $4.4 million for the six months ended June 30, 2001 and 2000. Interest income increased $1.5 million or 44% due to higher invested cash balances in 2001 compared to 2000.

     Income Taxes. The income tax provisions for the six months ended June 30, 2001 and 2000 were $3.2 million and $5.3 million, respectively, and reflected the effect of non-deductible acquisition-related costs and amortization, partially offset by a benefit of $2.3 million and $2.4 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of acquisition-related items, an estimated effective tax rate of 35% was applied for the six month period ended June 30, 2001 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development credits and foreign tax credits and other benefits from foreign sourced income compared to an effective tax rate of 36% for the six-month period ended June 30, 2000.

     Liquidity and Capital Resources

     During the six months ended June 30, 2001, cash and cash equivalents increased by $108.6 million to $174.3 million, including net proceeds of $47.2 million from the sale of short-term and long-term investments. Operating activities, net of the effects of exchange rate changes on cash, provided $68.0 million. Financing activities, which represented proceeds from the issuance of common stock upon the exercise of options and warrants, provided $10.0 million, and investing activities, excluding the net proceeds from the sale of short-term and long-term investments, used $16.6 million primarily due to capital expenditures.

     Cash flows from operating activities were comprised mainly of net loss adjusted for depreciation and amortization, a decrease in accounts receivable, and an increase in deferred revenues. Net accounts receivables decreased by 41% during the first half of 2001 due primarily to lower sales and strong collections activity in the second quarter of 2001. The increase in deferred revenues was primarily as a result of increased revenues related to transactions pending completion of acceptance or delivery requirements and higher extended warranty service billings, which are deferred and recognized ratably over the warranty period.

     Capital expenditures of $15.9 million during the first six months of 2001 represented the planned addition of equipment principally for research and development, manufacturing operations and facility expansion.

     The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (6.75% at June 30, 2001), and has been extended to October 31, 2001 from its original expiration date of July 31, 2001. The Company believes that the line of credit will be renewed on substantially the same terms and conditions as the current line of credit. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

     The Company has $20.0 million line of credit with a U.S. bank and lines of credit aggregating $3.2 million available to the company's Japanese subsidiary from various Japan-based banks.

     The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.2 million with interest at Japan's prime rate (1.375% at June 30, 2001) plus 0.125% per annum, which expire between June 2001 and November 2001, if not renewed. There have been no borrowings under these lines of credit.

     In November 1999, the Company completed the private placement of $135.0 million principal amount at maturity of 3.25% convertible subordinated discount notes due in 2004 (the "Notes"), issued at 85.35% of their face amount (equivalent to gross proceeds of approximately $115.2 million at issuance before discounts and expenses). The Notes are callable after three years.

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The Company is currently evaluating the provisions of SFAS No. 141 and 142 and its potential impact on the Company's consolidated financial statements upon adoption on January 1, 2002.

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

PART II -OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     (a) On May 18, 2001, the Company held its 2001 Annual Meeting of Shareholders (the "Annual Meeting").

     (b) At the Annual Meeting, the following persons were elected as directors of the Company. The numbers of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name.

         Name of Director        Votes Cast for Director         Votes Withheld
         ----------------        -----------------------         --------------
         Robert V. Adams               41,481,476                    68,327
         Jean-Claude Asscher           41,484,720                    65,083
         Daniel L. Brenner             41,484,676                    65,127
         Michael L. Margolis           41,484,720                    65,083
         Howard Oringer                41,484,676                    65,127
         Jon F. Rager                  41,484,676                    65,127

     (c) At the Annual Meeting, the shareholders approved, with 20,405,328 votes cast in favor and 5,341,111 votes cast against, an amendment to the Company's 1994 Stock Option Plan increasing the aggregate number of shares of Common Stock authorized for issuance thereunder by 2,900,000. There were 61,369 abstentions and 15,741,995 broker nonvotes with respect to this matter.

     (d) At the Annual Meeting, the shareholders approved with 25,012,433 votes cast in favor and 734,417 votes cast against, an amendment to the Company's 1994 Stock Option Plan to authorize the Compensation committee of the Board of Director's, in its discretion, to extend the period of time during which an optionee's option may be exercised following an optionee's termination of employment due to Qualifying Retirement. There were 60,958 absentee and 15,741,995 broker nonvotes with respect to the matter.

     (e) At the Annual Meeting, the shareholders approved with 25,383,312 votes cast in favor and 375,230 votes cast against an amendment to the Company's Employee Stock Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance thereunder by 200,000 shares. There were 49,266 absentees and 15,741,995 broker nonvotes with respect to this matter.

     (f) At the Annual Meeting, with 41,461,572 votes cast in favor, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2001. 52,920 votes were cast against such ratification, and there were 35,311 abstentions with respect to this matter.

Item 5. Other Information

Notice of any shareholder proposal to be presented at the Company's Annual Meeting of Shareholders to be held in 2002 that is not submitted to the Company pursuant to SEC Rule 14a-8 will be considered untimely if not received by the Company on or before December 6, 2001.

PART II --OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

4.1    Amendment No. 10, dated May 18, 2001, to Tekelec 1994 Stock Option Plan

4.2    Amendment No. 1, dated May 18, 2001, to Tekelec  Employee  Stock Purchase
       Plan

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TEKELEC






August 14, 2001

                                       /s/ Michael L. Margolis
                                       -----------------------------------------
                                       Michael L. Margolis
                                       President and Chief Executive Officer
                                       (Duly authorized officer)







                                       /s/ Paul J. Pucino
                                       -----------------------------------------
                                       Paul J. Pucino
                                       Chief Financial Officer and
                                       Vice President
                                       (Principal financial and chief
                                       accounting officer)

INDEX TO EXHIBITS



                                                                   Sequentially
Exhibit                                                              Numbered
Number                     Description                                 Page
------                     -----------                             ------------

4.1    Amendment No. 10, dated May 18, 2001, to Tekelec 1994
       Stock Option Plan

4.2    Amendment  No. 1,  dated  May 18,  2001,  to  Tekelec
       Employee Stock Purchase Plan