Form 10-Q
period 2001-09-30
TEKELEC
filed 2001-11-14
CIK 790705

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes [X]    No [ ]

    As of November 5, 2001, there were 59,946,817 shares of the registrant's common stock, without par value, outstanding.

                                     TEKELEC
                                    FORM 10-Q
                                      INDEX

Part I -- Financial Information                                             Page
                                                                            ----

Item 1. Consolidated Financial Statements

              Consolidated  Balance  Sheets  at  September  30,  2001  and
              December 31, 2000                                              3

              Consolidated  Statements  of  Operations  for  the
              three and nine months ended September 30, 2001 and
              2000                                                           4

              Consolidated  Statements of  Comprehensive  Income
              (Loss)  for  the  three  and  nine  months   ended
              September 30, 2001 and 2000                                    5

              Consolidated Statements of Cash Flows for the nine
              months ended September 30, 2001 and 2000                       6

              Notes to Consolidated Financial Statements                     7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 14

Part II -- Other Information

Item 6. Exhibits and Reports on Form 8-K                                    23

Signatures

PART  I -- FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                     Tekelec
                           Consolidated Balance Sheets

                                                          September 30,  December 31,
                                                              2001           2000
                                                              ----           ----
                                                       (thousands, except share data)
                                                          (unaudited)
                            Assets
Current assets:

     Cash and cash equivalents .......................     $  94,298      $ 65,690
     Short-term investments, at fair value ...........        79,025        81,723
     Accounts and notes receivable, less
       allowances of $8,277 and $4,287, respectively .        60,553       104,506
     Inventories .....................................        24,254        25,868
     Deferred income taxes, net ......................        14,024        14,429
     Prepaid expenses and other current assets .......        13,418        11,596
                                                           ---------      --------
         Total current assets ........................       285,572       303,812
Long-term investments, at fair value .................        62,000        12,000
Property and equipment, net ..........................        38,276        31,700
Intangible assets, net ...............................        80,305       104,223
Deferred income taxes, net ...........................         3,623         2,964
Other assets .........................................         3,761         3,825
                                                           ---------      --------
         Total assets ................................     $ 473,537      $458,524
                                                           =========      ========

           Liabilities And Shareholders' Equity

Current liabilities:
     Trade accounts payable ..........................     $  14,545      $ 16,750
     Accrued expenses ................................        20,511        22,784
     Accrued payroll and related expenses ............         9,970        12,063
     Current portion of deferred revenues ............        43,923        31,832
     Income taxes payable ............................           378         1,448
                                                           ---------      --------
         Total current liabilities ...................        89,327        84,877
Long-term convertible debt ...........................       122,038       119,269
Deferred income taxes ................................        11,127        14,558
Deferred revenues, net of current portion ............         5,324         2,223
                                                           ---------      --------
         Total liabilities ...........................       227,816       220,927
                                                           ---------      --------

Commitments and Contingencies (Note F)

Shareholders' equity:
     Common stock, without par value,
         200,000,000 shares authorized; 59,884,823 and
         58,896,708 shares issued and outstanding,
         respectively ................................       166,223       151,830
     Retained earnings ...............................        79,712        85,424
     Accumulated other comprehensive income (loss) ...          (214)          343
                                                           ---------      --------
         Total shareholders' equity ..................       245,721       237,597
                                                           ---------      --------
         Total liabilities and shareholders' equity ..     $ 473,537      $458,524
                                                           =========      ========


See notes to consolidated financial statements.

                                     Tekelec
                      Consolidated Statements of Operations
                                   (unaudited)


                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                      -----------------------     ------------------------
                                                        2001          2000           2001          2000
                                                        ----          ----           ----          ----
                                                               (thousands, except per share data)
Revenues ........................................     $ 77,475      $ 83,755      $ 232,672      $ 217,965

Cost of sales:
     Cost of goods sold .........................       27,723        27,313         75,598         72,089
     Amortization of purchased technology .......        2,536         2,530          7,727          7,601
                                                      --------      --------      ---------      ---------
            Total cost of sales .................       30,259        29,843         83,325         79,690
                                                      --------      --------      ---------      ---------
            Gross profit ........................       47,216        53,912        149,347        138,275
                                                      --------      --------      ---------      ---------
Operating expenses:
     Research and development ...................       17,706        14,380         54,757         39,519
     Selling, general and administrative ........       25,184        22,036         79,615         63,428
     Amortization of goodwill and other purchased
       intangibles ..............................        5,416         5,416         16,248         16,504
                                                      --------      --------      ---------      ---------
         Total operating expenses ...............       48,306        41,832        150,620        119,451
                                                      --------      --------      ---------      ---------

Income (Loss) from operations ...................       (1,090)       12,080         (1,273)        18,824
Other income (expense):
     Interest income ............................        2,118         2,303          6,941          5,654
     Interest expense ...........................       (2,246)       (2,181)        (6,694)        (6,539)
     Other, net .................................         (224)           28           (413)          (132)
                                                      --------      --------      ---------      ---------
         Total other income (expense) ...........         (352)          150           (166)        (1,017)
                                                      --------      --------      ---------      ---------

Income (Loss) before provision for income taxes .       (1,442)       12,230         (1,439)        17,807
     Provision for income taxes .................        1,088         6,072          4,273         11,415
                                                      --------      --------      ---------      ---------
         Net income (loss) ......................     $ (2,530)     $  6,158      $  (5,712)     $   6,392
                                                      ========      ========      =========      =========

Earnings (Loss) per share:
     Basic ......................................     $  (0.04)     $   0.11      $   (0.10      $    0.11
     Diluted ....................................        (0.04)         0.10          (0.10)          0.10

Weighted average number of shares outstanding:
     Basic ......................................       59,828        58,322         59,444         57,777
     Diluted ....................................       59,828        64,542         59,444         64,429

See notes to consolidated financial statements.

                                     Tekelec
             Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                  ------------------         -----------------
                                                    2001        2000          2001         2000
                                                    ----        ----          ----         ----
                                                                    (thousands)
Net income (loss) ...........................     $(2,530)     $ 6,158      $(5,712)     $ 6,392

Other comprehensive income (expense):
     Foreign currency translation adjustments         645         (478)        (557)      (1,045)
                                                  -------      -------      -------      -------
Comprehensive income (loss) .................     $(1,885)     $ 5,680      $(6,269)     $ 5,347
                                                  =======      =======      =======      =======


See notes to consolidated financial statements.

                                     Tekelec
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                           -----------------------
                                                                              2001          2000
                                                                              ----          ----
                                                                                  (thousands)
Cash flows from operating activities:
Net income (loss) ....................................................     $  (5,712)     $  6,392
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
       Allowance for doubtful accounts ...............................         3,992            --
     Depreciation ....................................................        12,530         8,567
     Amortization ....................................................        23,976        24,106
     Amortization of deferred financing costs ........................           615           608
     Convertible debt accretion ......................................         2,769         2,590
     Deferred income taxes ...........................................        (3,709)       (4,913)
     Stock-based compensation ........................................           228            91
     Tax benefit related to stock options exercised ..................         3,900        22,317
     Changes in operating assets and liabilities (excluding the effect of acquisition):
       Accounts and notes receivable .................................        39,484        (2,329)
       Inventories ...................................................         1,439          (368)
       Income taxes receivable .......................................            --        (8,324)
       Prepaid expenses and other current assets .....................        (1,824)      (10,785)
       Trade accounts payable ........................................        (1,865)        1,898
       Accrued expenses ..............................................        (2,163)       (1,512)
       Accrued payroll and related expenses ..........................        (2,066)        1,851
       Deferred revenues .............................................        15,123         4,859
       Income taxes payable ..........................................        (1,073)         (575)
                                                                           ---------      --------
         Total adjustments ...........................................        91,356        38,081
                                                                           ---------      --------
         Net cash provided by operating activities ...................        85,644        44,473
                                                                           ---------      --------
Cash flows from investing activities:
     Proceeds from maturity of available-for-sale securities .........       150,560        56,525
     Purchase of available-for-sale securities .......................      (197,862)      (68,986)
     Purchase of property and equipment ..............................       (19,136)      (15,631)
     Purchase of technology ..........................................           (59)         (177)
     Increase in other assets ........................................          (558)         (354)
                                                                           ---------      --------
         Net cash used in investing activities .......................       (67,055)      (28,623)
                                                                           ---------      --------
Cash flows from financing activities:
     Proceeds from issuance of common stock ..........................        10,291        23,133
                                                                           ---------      --------
         Net cash provided by financing activities ...................        10,291        23,133
Effect of exchange rate changes on cash ..............................          (272)         (865)
                                                                           ---------      --------
     Net change in cash and cash equivalents .........................        28,608        38,118
Cash and cash equivalents at beginning of period .....................        65,690        46,671
                                                                           ---------      --------
Cash and cash equivalents at end of period ...........................     $  94,298      $ 84,789
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

     The Company operates under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 are for the thirteen and thirty-nine weeks ended September 28, 2001 and September 29, 2000, respectively.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000, and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Recent Accounting Pronouncements

     In June 1998, the Financial  Accounting  Standards  Board  ("FASB")  issued
Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The Company implemented SFAS No. 133 in the first quarter of 2001 and the adoption of SFAS No. 133 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142 on January 1, 2002, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The Company is currently evaluating the provisions of SFAS Nos. 141 and 142 and their potential impact on the Company's consolidated financial statements.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

     In  August  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the
Impairment  or  Disposal  of  Long-Lived   Assets,"  which  addresses  financial
accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. The adoption date for SFAS No. 144 will be January 1, 2002.

B. Certain Balance Sheet Items

                                                         September 30,  December 31,
                                                             2001           2000
                                                         -------------  ------------
     The components of inventories are:                          (thousands)
     Raw materials ..................................     $  10,395      $  10,701
     Work in process ................................         1,664          2,497
     Finished goods .................................        12,195         12,670
                                                          ---------      ---------
                                                          $  24,254      $  25,868
                                                          =========      =========

     Property and equipment consist of the following:

     Manufacturing and development equipment ........     $  52,011      $  43,507
     Furniture and office equipment .................        27,850         21,084
     Demonstration equipment ........................         5,038          3,213
     Leasehold improvements .........................         8,441          7,026
                                                          ---------      ---------
                                                             93,340         74,830
     Less, accumulated depreciation and amortization        (55,064)       (43,130)
                                                          ---------      ---------
          Property and equipment, net ...............     $  38,276      $  31,700
                                                          =========      =========

     Intangible assets consist of the following:

     Goodwill .......................................     $  95,274      $  95,274
     Purchased technology ...........................        50,193         50,285
     Other ..........................................        13,000         13,000
                                                          ---------      ---------
                                                            158,467        158,559
     Less accumulated amortization ..................       (78,162)       (54,336)
                                                          ---------      ---------
          Intangible assets, net ....................     $  80,305      $ 104,223
                                                          =========      =========

C. Related Party Transactions

     Sales to related parties consisted of transactions between the Company and foreign affiliates controlled by the Company's Chairman of the Board of Directors. In April 2000, these foreign affiliates were sold to an unrelated company. Sales transacted subsequent to the sale of the former affiliates and amounts due are no longer considered related party transactions. Sales to related parties through the date of the sale amounted to $779,000 for the nine months ended September 30, 2000.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

     The Company's Japanese subsidiary purchases, for resale under a distribution arrangement, products from an affiliate in which three of the Company's directors are directors and shareholders. These purchases from the related party were $355,000 and $561,000 for the three months ended September 30, 2001 and 2000, respectively, and $827,000 and $1.2 million for the nine months ended September 30, 2001 and 2000, respectively. Amounts due to the related party at September 30, 2001 and December 31, 2000 were $109,000 and $11,000, respectively.

D. Income Taxes

     The income tax provision for the three- and nine-month periods ended September 30, 2001 were $1.1 million and $4.3 million, respectively, and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $1.1 million and $3.4 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. The income tax provisions for the three- and nine-month periods ended September 30, 2000 were $6.1 million and $11.4 million, respectively, and reflected the effect of non-deductible acquisition-related
costs,   partially  offset  by  benefits  of  $1.1  million  and  $3.5  million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs.

     Excluding the effect of acquisition-related items, an estimated effective tax rate of 35% was applied for the three- and nine-month periods ended September 30, 2001 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development credits, foreign tax credits, and other benefits from foreign sourced income, compared to a rate of 36% for the three- and nine-month periods ended September 30, 2000.

E. Lines of Credit and Long-Term Convertible Debt

     The Company has a $20.0  million line of credit with a U.S.  bank and lines
of  credit   aggregating  $3.4  million  available  to  the  Company's  Japanese subsidiary from various Japan-based banks.

     The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (6.0% at September 30, 2001), and expires on October 31, 2002, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

     The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.4 million with interest at Japan's prime rate (1.375% at September 30, 2001) plus 0.125% per annum, which expire between November 2001 and August 2002, if not renewed. There have been no borrowings under these lines of credit.

     In November 1999, the Company completed the private placement of $135.0 million principal amount at maturity of 3.25% convertible subordinated discount notes due in 2004 (the

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

"Notes"), issued at 85.35% of their face amount (equivalent to gross proceeds of approximately $115.2 million at issuance before discounts and expenses). The Notes are callable after three years from issuance.

F. Commitments and Contingencies

     In August 2000, Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. (collectively, "Alcatel") filed a complaint against Tekelec in the United States District Court for the Eastern District of Texas, Sherman Division. The complaint alleges that Tekelec manufactures and sells products that infringe two patents owned by Alcatel USA Sourcing, L.P. The patents at issue relate to a system and method for application location register routing in a telecommunications network. Although Alcatel does not identify in its complaint the specific Tekelec products that purportedly infringe the patents at issue, Tekelec believes that Alcatel's allegations relate to a particular software application offered by Tekelec as a feature on its Eagle STP for routing query messages in wireless networks. Alcatel seeks a permanent injunction enjoining the Company from infringing the patents at issue, unspecified general and exemplary damages, and an award of costs.

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

G. Operating Segment Information

     The Network Systems operating segment develops, markets and sells the Company's Eagle STP products based on the Company's high capacity packet switching platform; the IP7 Secure Gateway, an SS7/IP gateway for signaling in converged networks, and other IP7 convergence products; and network systems products resulting from the Company's acquisition of IEX, including ASi 4000 Service Control Point, an advanced database server used for the provisioning of telephony applications, and VXi Media Gateway Controller, a controller for converged networks. During 2000, the Company's business segments were reorganized to include the Sentinel network surveillance system in the Network Systems operating segment. Prior periods' operating segment information has been adjusted to reflect this reorganization.

     The Network Diagnostics operating segment develops, markets and sells diagnostic products, including MGTS, a diagnostic tool used primarily by equipment suppliers for research and development, and MGTS i3000, a diagnostic tool for converged and third generation wireless networks. The Japan Diagnostics operating segment sells the Company's and third parties' diagnostic products to customers in Japan.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

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

     The Company's operating segments and geographical information are as follows (in thousands):

Operating Segments

                                                        Net Sales

                                         Three Months Ended           Nine Months Ended
                                            September 30,                September 30,
                                       ----------------------      ------------------------
                                         2001          2000          2001            2000
                                       --------      --------      ---------      ---------
Network Systems ..................     $ 49,331      $ 59,266      $ 155,859      $ 151,102
Network Diagnostics ..............       11,443        10,664         29,949         29,820
Contact Center Products ..........        9,020         8,447         27,535         23,153
Japan Diagnostics ................        8,785         7,802         22,605         18,896
Intercompany Eliminations                (1,104)       (2,424)        (3,276)        (5,006)
                                       --------      --------      ---------      ---------
     Total net sales .............     $ 77,475      $ 83,755      $ 232,672      $ 217,965
                                       ========      ========      =========      =========



                                                  Income (Loss) from Operations
                                         Three Months Ended          Nine Months Ended
                                            September 30,               September 30,
                                       ----------------------      ----------------------
                                         2001           2000         2001           2000
                                       --------      --------      --------      --------
Network Systems ..................     $  8,237      $ 19,662      $ 33,079      $ 46,535
Network Diagnostics ..............        1,672         2,151           856         4,558
Contact Center Products ..........        4,078         3,393        11,786         8,296
Japan Diagnostics ................          561           331           855         1,074
Intercompany Eliminations ........          434           108         1,315          (751)
General Corporate(1) .............      (16,072)      (13,565)      (49,164)      (40,888)
                                       --------      --------      --------      --------
     Total operating income (loss)     $ (1,090)     $ 12,080      $ (1,273)     $ 18,824
                                       ========      ========      ========      ========

-------------
(1) General Corporate includes acquisition-related charges and amortization of $7,816 for each of the three months ended September 30, 2001 and 2000 and $23,448 and $23,704 for the nine months ended September 30, 2001 and 2000, respectively.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Enterprise-Wide Disclosures

     The following table sets forth, for the periods indicated, revenues from external customers by principal product line:


                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                                -------------------     ---------------------
                                                  2001        2000        2001         2000
                                                -------     -------     --------     --------
Network Systems ...........................     $49,331     $59,210     $155,899     $151,046
Network Diagnostics .......................      19,124      16,098       49,238       43,766
Contact Center Products ...................       9,020       8,447       27,535       23,153
                                                -------     -------     --------     --------
     Total revenues from external customers     $77,475     $83,755     $232,672     $217,965
                                                =======     =======     ========     ========

     The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

                                                 Three Months Ended       Nine Months Ended
                                                   September 30,            September 30,
                                                -------------------     ---------------------
                                                  2001        2000        2001         2000
                                                -------     -------     --------     --------
North America .............................     $46,421     $60,829     $165,201     $161,709
Japan .....................................       8,764       7,828       22,325       18,952
Europe ....................................       9,149       4,351       15,857       10,791
Rest of World .............................      13,141      10,747       29,289       26,513
                                                -------     -------     --------     --------
     Total revenues from external customers     $77,475     $83,755     $232,672     $217,965
                                                =======     =======     ========     ========

     The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets:

                                              September 30,    December 31,
                                                  2001             2000
                                                  ----             ----

United States ..............................   $120,328         $138,393
Japan ......................................      1,032            1,024
Other ......................................        982              331
                                               --------         --------
     Total long-lived assets ...............   $122,342         $139,748
                                               ========         ========

     There were no customers accounting for 10% or more of revenues for the three and nine months ended September 30, 2001. Sales to one customer accounted for 10% and 12% of revenues for the three and nine months ended September 30, 2000, respectively, and included sales from network systems and contact center operating segments.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

H. Earnings Per Share

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three- and nine-month periods ended September 30, 2001 and 2000:

                                                                Net Income (Loss)           Shares             Per Share
                                                                   (Numerator)           (Denominator)           Amount
                                                                --------------------------------------------------------
For the Three Months Ended September 30, 2001:                            (thousands, except per share amounts)

Basic EPS ..................................................         $(2,530)               59,828               $(0.04)
Effect of Dilutive Securities - Stock
     Options and Warrants ..................................              --                    --
                                                                     -------                ------
Diluted EPS ................................................         $(2,530)               59,828               $(0.04)
                                                                     =======                ======

For the Three Months Ended September 30, 2000:

Basic EPS ..................................................         $ 6,158                58,322               $ 0.11
Effect of Dilutive Securities - Stock
     Options and Warrants ..................................              --                 6,220
                                                                     -------                ------
Diluted EPS ................................................         $ 6,158                64,542               $ 0.10
                                                                     =======                ======

For the Nine Months Ended September 30, 2001:

Basic EPS ..................................................         $(5,712)               59,444               $(0.10)
Effect of Dilutive Securities - Stock
     Options and Warrants ..................................              --                    --
                                                                     -------                ------
Diluted EPS ................................................         $(5,712)               59,444               $(0.10)
                                                                     =======                ======

For the Nine Months Ended September 30, 2000:

Basic EPS ..................................................         $ 6,392                57,777               $ 0.11
Effect of Dilutive Securities - Stock
     Options and Warrants ..................................              --                 6,652
                                                                     -------                ------
Diluted EPS ................................................         $ 6,392                64,429               $ 0.10
                                                                     =======                ======

     The computation of diluted number of shares excludes unexercised stock options and warrants and potential shares issuable upon conversion of the Company's convertible subordinated discount notes that are anti-dilutive. The numbers of such shares excluded were 17.5 million and 8.2 million for the three months ended September 30, 2001 and 2000, respectively, and 13.9 million and 7.9 million for the nine months ended September 30, 2001 and 2000, respectively.

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

     The Tekelec logo and Eagle are registered trademarks of Tekelec. Tekelec, IP7 Secure Gateway, ASi 4000, VXi, MGTS i3000, MGTS, TotalView and TotalNet are trademarks of Tekelec.

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

     Contact Center Products. The Company's IEX contact center products provide planning, management and call routing and control tools for single contact centers and for complex, multiple site contact center environments. This product line includes the TotalView Workforce Management and TotalNet Call Routing solutions. In 2000, the IEX Call Center Division was renamed the Contact Center Division due to the evolution of that division's products to support multimedia contact centers.

Results of Operations

     The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:


                                                                                      Percentage of Revenues


                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                 September 30,
                                                                        ---------------------          ---------------------
                                                                         2001            2000           2001           2000
                                                                         ----            ----           ----           ----
Revenues ......................................................         100.0%          100.0%         100.0%          100.0%
Cost of goods sold ............................................          35.8            32.6           32.5            33.1
Amortization of purchased technology ..........................           3.3             3.0            3.3             3.5
                                                                        -----           -----          -----           -----
Gross profit ..................................................          60.9            64.4           64.2            63.4

Research and development ......................................          22.9            17.2           23.5            18.1
Selling, general and administrative ...........................          32.5            26.3           34.2            29.1
Amortization of goodwill and other purchased intangibles ......           6.9             6.5            7.0             7.6
                                                                        -----           -----          -----           -----
Total operating expenses ......................................          62.3            50.0           64.7            54.8
                                                                        -----           -----          -----           -----

Income (loss) from operations .................................          (1.4)           14.4           (0.5)            8.6
Interest and other income (expense), net ......................          (0.5)            0.2           (0.1)           (0.4)
                                                                        -----           -----          -----           -----
Income (loss) before provision for income taxes ...............          (1.9)           14.6           (0.6)            8.2

Provision for income taxes ....................................           1.4             7.2            1.9             5.3
                                                                        -----           -----          -----           -----
Net income (loss) .............................................          (3.3)%           7.4%          (2.5)%           2.9%
                                                                        =====           =====          =====           =====

     The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:


                                                                             Percentage of Revenues


                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                                ------------------             ----------------
                                                                2001         2000              2001        2000
                                                                ----         ----              ----        ----
Network Systems ........................................         64%          71%               67%         69%
Network Diagnostics ....................................         25           19                21          20
Contact Center Products ................................         11           10                12          11
                                                                ---          ---               ---         ---
     Total .............................................        100%         100%              100%        100%
                                                                ===          ===               ===         ===

     The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

                                                 Percentage of Revenues
                                                 ----------------------

                                       Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                        ----------------        ----------------
                                        2001        2000        2001        2000
                                        ----        ----        ----        ----

North America ..................         60%         73%         71%         74%
Japan ..........................         11           9          10           9
Europe .........................         12           5           7           5
Rest of World ..................         17          13          12          12
                                        ---         ---         ---         ---
     Total .....................        100%        100%        100%        100%
                                        ===         ===         ===         ===


   Three Months Ended September 30, 2001 Compared with the Three Months Ended
                               September 30, 2000

     Revenues. The Company's revenues decreased by $6.3 million, or 7%, during the third quarter of 2001 due primarily to lower sales of network systems products, partially offset by increases in network diagnostics and contact center revenues.

     Revenues from network systems products decreased by $9.9 million, or 17%, to $49.3 million due primarily to lower unit sales of Eagle STP systems, partially offset by increased sales of extensions and upgrades.

     Revenues from network diagnostics products increased by $3.0 million, or 19%, due principally to higher sales of the Company's MGTS diagnostics products, particularly the MGTS i3000.

     Revenues from contact center products increased by $573,000, or 7%, primarily as a result of increased sales of the TotalView product.

     Revenues in North America decreased by $14.4 million, or 24%, due primarily to lower sales of network systems products. Sales in Japan increased by $936,000, or 12%, primarily as a result of higher sales of MGTS-related development services. Revenues in Europe increased by $4.8 million, or 110%, due to higher Eagle STP product and network diagnostics product sales. Rest of world revenues increased by $2.4 million, or 22%, due primarily to higher Eagle STP product sales.

     The impact of exchange rate fluctuations on foreign currency translations decreased revenues by $992,000, or 1.3%, and did not have a material effect on net income in the third quarter of 2001.

     A significant portion of the Company's revenues in each quarter results from orders that are received in that quarter, and are difficult to predict. Further, the Company typically generates a significant portion of its revenues for each quarter in the last month of the quarter. The Company establishes its expenditure levels based on its expectations as to future revenues, and if revenue levels were to fall below expectations then such shortfall would cause expenses to be disproportionately high. Therefore, a drop in near-term demand would significantly affect revenues, causing a disproportionate reduction in profits or even losses in a quarter.

     The Company believes that its future revenue growth depends in large part upon a number of factors, including the continued market acceptance of the Company's products, particularly the Eagle products and related applications as well as market acceptance of the Company's suite of products for converged circuit and packet networks, including the IP7 Secure Gateway and VXi media gateway controller products and the MGTS i3000 diagnostics product and related applications.

     Gross Profit. Gross profit as a percentage of revenues decreased to 60.9% in the third quarter of 2001 compared to 64.4% in the third quarter of 2000. The decrease in gross profit was primarily due to a higher proportion of lower margin sales of network systems products to certain strategic customers.

     Research and Development. Research and development expenses increased overall by $3.3 million, or 23%, and increased as a percentage of revenues to 22.9% in the third quarter of 2001 from 17.2% in the third quarter of 2000. The dollar increase was attributable principally to increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements for network systems, primarily related to the development of products to address the Internet Protocol ("IP")/Signaling System #7 ("SS7") and media gateway controller, or "softswitch" markets, and Third Generation wireless ("3G") network diagnostics products. Based on the Company's present product development plans, the Company expects that its research and development expenses for the remainder of 2001 will increase in dollars when compared to prior periods in 2000.

     The Company intends to continue to make substantial investments in product and technology development and believes that its future success depends in large part upon its ability to continue to enhance existing products and to develop or acquire new products that maintain the Company's technological competitiveness.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.1 million, or 14%, and increased as a percentage of revenues to 32.5% in the third quarter of 2001 from 26.3% in the third quarter of 2000. The increases were primarily due to increased personnel and infrastructure-related expenses incurred to support the Company's installed base.

     Although the Company has implemented expense reduction plans as a result of the lower revenue expectations for the balance of 2001, the Company expects that selling, general and administrative expenses for the remainder of 2001 will increase in dollars when compared to prior year periods.

     Interest and Other Income (Expense), net. Interest expense increased slightly by $65,000. Interest income decreased $185,000, or 8%, due to lower interest rates in 2001 compared to 2000.

     Income Taxes. The income tax provision for the third quarter of 2001 was $1.1 million and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $1.1 million from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of acquisition-related items, an estimated effective tax rate of 35% was applied for the three months ended September 30, 2001 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income, compared to an effective tax rate of 36% for the three months ended September 30, 2000.

    Nine Months Ended September 30, 2001 Compared with the Nine Months Ended
                               September 30, 2000

     Revenues. The Company's revenues increased by $14.7 million, or 7%, during the nine months ended September 30, 2001 due primarily to higher sales of network diagnostics products, network systems products and services, and contact center products.

     Revenues from network diagnostics products increased by $5.5 million, or 13%, due principally to higher sales of the Company's MGTS and MGTS i3000 diagnostics products.

     Revenues from network systems products increased by $4.9 million, or 3%, to $155.9 million due primarily to higher sales of local number portability and other Eagle STP products.

     Revenues from contact center products increased by $4.4 million, or 19%, primarily as a result of increased sales of the TotalView product and secondarily to an increase in TotalNet product revenues.

     Revenues in North America increased by $3.5 million, or 2%, due primarily to higher sales of network switching and contact center products partially offset by lower sales of network diagnostics products. Sales in Japan increased $3.4, million or 18%, as a result of higher sales of MGTS-related development services. Revenues in Europe increased by $5.1, or 47%, due to higher network diagnostic product sales and secondarily to higher network systems product sales. Rest of world revenues increased by $2.8 million, or 10%, due to increased contact center, network diagnostics and Eagle STP product sales.

     The impact of exchange rate fluctuations on foreign currency translations decreased revenues by $2.9 million, or 1%, and did not have a material effect on net income in the nine months ended September 30, 2001.

     Gross Profit. Gross profit as a percentage of revenues increased to 64.2% in the nine months ended September 30, 2001 compared with 63.4% in the nine months ended September 30, 2000. The increase in gross margins was primarily due to proportionately greater sales of higher margin upgrade and extension products and larger average system sizes within the network systems division.

     Research and Development. Research and development expenses increased overall by $15.2 million, or 39%, and increased as a percentage of revenues to 23.5% in the nine months ended September 30, 2001 from 18.1% in the nine months ended September 30, 2000. The increase was attributable principally to the increased expenses incurred in connection with the hiring of additional
personnel  for  product   development  and  enhancements  for  network  systems,
primarily related to the development of products to address the Internet Protocol ("IP")/Signaling System #7 ("SS7") and media gateway controller, or "softswitch" markets, and Third Generation wireless ("3G") network diagnostics products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $16.2 million, or 26%, and increased as a percentage of revenues to 34.2% in the nine months ended September 30, 2001 from 29.1% in the nine months ended September 30, 2000. The increase was primarily due to increased personnel and infrastructure-related expenses incurred to support the Company's installed base and an increase in the allowance for bad debts.

     Interest and Other Income (Expense), net. Interest expense increased by $155,000 for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Interest income increased by $1.3 million, or 23%, due to higher invested cash balances in 2001 compared to 2000.

     Income Taxes. The income tax provisions for the nine months ended September 30, 2001 and 2000 were $4.3 million and $11.4 million, respectively, and reflected the effect of non-deductible acquisition-related costs and amortization, partially offset by a benefit of $3.4 million and $3.5 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of acquisition-related items, an estimated effective tax rate of 35% was applied for the nine month period ended September 30, 2001 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development credits and foreign tax credits and other benefits from foreign sourced income compared to an effective tax rate of 36% for the nine-month period ended September 30, 2000.

Liquidity and Capital Resources

     During the nine months ended September 30, 2001, cash and cash equivalents increased by $28.6 million to $94.3 million, including the net purchase of $47.3 million of short-term and long-term investments. Operating activities, net of the effects of exchange rate changes on cash, provided $85.0 million. Financing activities, which represented proceeds from the issuance of common stock upon the exercise of options and warrants, provided $10.6 million, and investing activities, excluding the net usage of cash for the purchase of short-term and long-term investments, used $19.8 million primarily due to capital expenditures.

     Cash flows from operating activities were comprised mainly of net loss adjusted for depreciation and amortization, a decrease in accounts receivable, and an increase in deferred revenues. Net accounts receivable decreased by 42% during the first nine months of 2001 due primarily to lower sales and strong collections activity in 2001. The increase in deferred revenues was primarily a result of increased revenues related to transactions pending completion of acceptance or delivery requirements and higher extended warranty service billings, which are deferred and recognized ratably over the warranty period.

     Capital expenditures of $19.1 million during the first nine months of 2001 represented the planned addition of equipment principally for research and development, manufacturing operations and facility expansion.

     The Company has $20.0 million line of credit with a U.S. bank and lines of credit aggregating $3.4 million available to the Company's Japanese subsidiary from various Japan-based banks.

     The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (6.0% at September 30, 2001), and expires on October 31, 2002, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

     The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $3.4 million with interest at Japan's prime rate (1.375% at September 30, 2001) plus 0.125% per annum, which expire between November 2001 and August 2002, if not renewed. There have been no borrowings under these lines of credit.

     In November 1999, the Company completed the private placement of $135.0 million principal amount at maturity of 3.25% convertible subordinated discount notes due in 2004 (the "Notes"), issued at 85.35% of their face amount (equivalent to gross proceeds of approximately $115.2 million at issuance before discounts and expenses). The Notes are callable after three years from issuance.

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

New Accounting Pronouncements

     In June 1998, the Financial  Accounting  Standards  Board  ("FASB")  issued
Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The Company implemented SFAS No. 133 in the first quarter of 2001 and the adoption of SFAS No. 133 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142 on January 1, 2002, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The Company is currently evaluating the provisions of SFAS Nos. 141 and 142 and their potential impact on the Company's consolidated financial statements.

     In  August  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the
Impairment  or  Disposal  of  Long-Lived   Assets,"  which  addresses  financial
accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. The adoption date for SFAS No. 144 will be January 1, 2002.

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

PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TEKELEC


November 14, 2001

                                        /s/ Michael L. Margolis
                                        ----------------------------------------
                                        Michael L. Margolis
                                        President and Chief Executive Officer
                                        (Duly authorized officer)



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