Form 10-K
period 2001-12-31
TEKELEC
filed 2002-03-29
CIK 790705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001       Commission file number 0-15135

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

Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the Common Stock on March 1, 2002 as reported on The Nasdaq Stock Market, was approximately $564,582,428.

     The number of shares outstanding of the registrant's Common Stock on March 1, 2002 was 60,154,372.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held on May 10, 2002 are incorporated by reference into Part III of this Annual Report.

                                     TEKELEC

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                   For the fiscal year ended December 31, 2001

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Business...........................................................  3
Item 2.   Properties......................................................... 32
Item 3.   Legal Proceedings.................................................. 32
Item 4.   Submission of Matters to a Vote of Security Holders................ 33

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters................................................ 34
Item 6.   Selected Consolidated Financial Data............................... 35
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 35
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk......... 48
Item 8.   Financial Statements and Supplementary Data........................ 48
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................... 48

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................. 48
Item 11.  Executive Compensation............................................. 49
Item 12.  Security Ownership of Certain Beneficial Owners and Management..... 49
Item 13.  Certain Relationships and Related Transactions..................... 49

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 50

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

     The Company's network systems products help direct and control voice and data communications. They enable carriers to control, establish and terminate calls. They also enable carriers to offer intelligent services, which include any services other than the call or data transmission itself. Examples include familiar products such as call waiting, caller ID, voice messaging, toll free calls (e.g., "800" calls), prepaid calling cards, text messaging and local number portability. Some of the Company's network systems products also allow the monitoring and surveillance of network elements while the network is in operation and deliver revenue assurance features such as fraud protection.

     The Company believes that voice and data networks will increasingly interoperate, or converge. Network convergence should provide opportunities for the Company to expand sales of its network systems products and service applications, several of which are designed specifically for converged networks.

     The Company's diagnostics products simulate a controlled network environment, which allows telecommunications equipment manufacturers, and to a lesser extent, carriers, to test products to ensure that products conform to specifications and to evaluate network performance without risking the failure or outage of an in-service network.

     The Company's contact center products provide workforce management and intelligent call routing systems for single and multiple site contact centers. The Company sells its contact center products primarily to customers in industries with significant contact center operations such as financial services, telecommunications and retail.

Industry Background

     Usage of communications networks has expanded rapidly in recent years. Driving this trend has been the growth in demand for data communications and wireless connectivity, deregulation and the emergence of new competitors, services and technologies.

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

     Deregulation has played a key role in the emergence of new competitive service providers in recent years. In addition, technological developments such as DSL, cable modems and broadband wireless have enabled alternative access technologies and fostered new types of service providers.

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

     Deregulation has also spurred the offering of intelligent services. The Telecommunications Act of 1996 mandates that subscribers of U.S. telephone service be given the option of changing their local service provider while retaining their local phone number. Several European and Asian countries have also recently adopted or are considering adopting similar number portability requirements to allow subscribers to retain their telephone numbers while changing service providers. Current FCC regulations require that wireless customers in the U.S. be offered this same option in November 2002.

Recent Changes in Telecommunications Operating Environment

     Throughout the late 1990's, capital investment in telecommunications equipment grew rapidly before experiencing moderating growth in the second half of 2000. In 2001, telecom capital investment declined for the first time in several years as telecommunications industry fundamentals deteriorated. The industry's growth prior to the second half of 2000 was driven principally by significant capital investment by new types of service providers, such as competitive local exchange carriers (CLECs) formed after industry deregulation, and by substantial growth in capital spending from wireless operators to support the expansion of mobile networks. In addition, capital investment from incumbent carriers, such as Regional Bell Operating Companies (RBOCs), increased in response to the new threat of competition from CLECs and other new entrants. Adding to the favorable environment for telecom capital investment prior to mid-2000, capital markets were extremely active and institutional investors were willing to fund many new and established telecommunications service providers alike. The healthy capital markets and favorable valuations for telecommunications service providers led carriers to re-invest higher than normal percentages of their revenue into capital equipment purchases because new capital was perceived to be readily available.

     Beginning in 2000 and increasingly in 2001, capital available from equity markets declined significantly and the emerging competitive carriers began to experience difficulty attracting new funding. In many cases, the emerging carriers had accumulated considerable debt loads that required new capital to service their interest payments. In addition, economic weakness, particularly in the US, also impacted the market for telecommunications services, and particularly impacted the competitive carriers, many of which had been targeting businesses. As a result of these trends, competitive carriers have sharply reduced their capital spending, and several have filed for bankruptcy protection as a means to restructure their debt obligations. In addition, while the capital spending by wireless service providers continued to increase in 2001 given the continuing rapid growth of their businesses, capital investment by incumbent carriers declined in 2001 in part due to the reduced threat from competitive carriers. Across all carrier types, the limited availability in the capital markets and reduced valuations in the equity markets, has created a new focus on operating measures such as cash flow, which has led service providers to conserve cash and reduce capital investment whenever possible.

     While future capital spending trends are difficult to predict, industry analysts expect capital spending on telecommunications equipment to decline in 2002 from 2001 levels across virtually every type of service provider segment; however capital spending on wireless equipment is expected to outperform other communications sectors, on a relative basis, due to expectations for increased traffic on mobile networks.

Challenges Service Providers Face

     To compete in today's competitive environment, service providers are seeking to differentiate their products and services while lowering their costs. This has increased demand for technologies that enable the rapid creation and delivery of innovative services on existing and converged networks. Some of the key challenges that service providers face in expanding their network systems include:

o expanding and/or upgrading their signaling network systems to support new and enhanced services, and rapidly-growing volumes of signaling traffic, particularly on signaling-intensive wireless networks which generate several times the amount of signaling traffic as wireline networks;

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

Signaling and Intelligent Services

     Traditional voice telephone networks consist of two basic elements -- switching and signaling. The switching portion of a network carries and routes the actual voice or data comprising a "call." The signaling portion of a network instructs the switching portion how to do its job. Signaling messages are carried on a different logical transmission path than the actual call itself. Signaling is responsible for establishing and terminating a call. The signaling portion of the network also enables service providers to offer intelligent services such as call waiting, caller ID and voice messaging.

     The signaling portions of existing voice telephone networks in most of the world are based upon a set of complex standards known as Signaling System #7, or SS7. The primary network elements within a traditional circuit network architecture based on SS7 are as follows:

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

     The market for SS7 equipment is driven by growth in network traffic and by demand for intelligent services. Carriers and service providers must increase the performance and capacity of their signaling networks in order to increase call processing capacity or to offer intelligent services. Because of its role in providing reliability and features to a voice network, STPs must deliver high performance and reliability. Typically, STPs need to deliver 99.999%
reliability, or less than three minutes of unscheduled downtime per year. Service providers also require an SS7 solution that is scalable -- that is, a solution that can initially be matched to support a carrier's current capacity but with the capability to have its capacity increased to support the carrier's growth without requiring the replacement of certain network elements.

Unique Signaling Requirements of Wireless Networks

     Wireless networks generate substantially more signaling traffic than fixed line networks due to additional SS7 features inherent in wireless telephony such as mobile registrations, roaming, and handoffs between cellular equipment. As a result, wireless operators generally invest in SS7 related equipment, such as signal transfer points, more frequently than fixed line carriers to accommodate the unique signaling demands of mobile telephony. In addition, rapid growth in wireless minutes of use and increased popularity of wireless services enabled by signaling networks such as voice mail and text messaging have led to a significant increase in SS7 traffic on mobile networks in recent years, which has created a need for high capacity signaling infrastructure. Driving the higher usage in wireless networks, particularly in the United States, are flat rate pricing plans that feature no additional charges for long distance calls. Wireless usage is expected to continue to increase in the coming years, which will create further demand for signaling infrastructure. According to a recent report issued by The Yankee Group, a research consultancy firm, wireless telephony is expected to account for 40% of total conversation minutes in the United States by 2005, up from 10% in 2000, as additional subscribers are added and existing subscribers continue to increase their usage of wireless phones.

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

     Service Control Point-- As in the present circuit networks, a service control point is a specialized database containing information used to deliver intelligent services. Service control points in converged networks may support packet-based signaling interfaces.

     Signaling Gateway -- A signaling gateway receives signaling messages from signal transfer points, reformats these messages and presents them to one or more media gateway controllers.

     Media Gateway Controller-- A media gateway controller, frequently called a softswitch or call agent, is a specialized computer that provides the intelligence, or call control to direct switching. It controls one or more voice/data switches called media gateways.

     Media Gateway -- A media gateway is a voice/data switch that receives the message part of a call and redirects it as specified by the media gateway controller to a single destination or to multiple destinations. If necessary, a media gateway can translate the actual call from a packet switching format to a circuit switching format and vice versa.

     Application Server -- Similar to a service control point, an application server is a specialized database that contains information to deliver certain intelligent services in packet networks, interacting with the Media Gateway Controller via IP-based protocols such as Session Initiation Protocol (SIP).

     SIP Server -- A SIP server is a session control platform for voice-over-packet networks. Interoperating with media gateway controllers, the SIP server provides the foundation for initiating and terminating sessions as well as service delivery within a pure-packet, signaling network.

     The primary difference between the converged architecture and the circuit architecture described above is the use of the signaling gateway, media gateway controller and media gateway to perform the same switch functions as are currently performed by certain service switching points in circuit networks. However, industry experts believe it will take decades to replace all of the existing service switching points with packet switching technologies. In the Company's view of the converged architecture, these three switch components do not all have to be made and sold in one integrated product by a single equipment manufacturer. Instead, any of these switch components can be bundled and sold with switch components made by different manufacturers generally with one vendor serving as the primary supplier responsible for delivering, integrating and servicing the comprehensive packet telephony solution. The Company has developed partnerships with several vendors of media gateways and feature servers to enable Tekelec to offer a complete solution for packet telephony deployments.

     The Company believes carriers are seeking fully featured packet telephony solutions that can facilitate the convergence of circuit and packet networks, without compromising functionality, reliability, scalability, support and flexibility. The Company also believes that other equipment manufacturers may be looking for signaling and/or call control products which they can easily bundle and sell with their own switch components.

The Tekelec Solution

     The Company is a leading designer and developer of telecommunications signaling infrastructure, packet telephony solutions, diagnostic tools and service applications. The Company's solutions are widely deployed in traditional and next-generation, or "converged" wireline and wireless networks and contact centers worldwide. The Company's systems and diagnostics products assist its customers in meeting their primary challenges in the competitive telecommunications environment: differentiating their offerings and lowering network costs. The Company offers signaling and packet telephony systems and services to enable the delivery of intelligent services and facilitate convergence of voice and data networks. The Company believes that its open, standards-based solutions are highly reliable and enable operators to more cost-effectively manage their networks and offer intelligent services.

     The Company's Eagle 5 SAS (the latest release of the Company's STP product), and previous versions of the Eagle STP, have been widely deployed and, according to market research firms, has achieved leading market share in North America. The Company is expanding its international operations to increase its market share in international markets within Europe, Latin America, Asia and in other parts of the world. The Eagle 5 SAS offers high capacity and throughput, reliability and efficiency that support the growth of traffic and demand for intelligent services in service provider networks. The reliability of the Company's products enables it to offer service providers product solutions that reduce their total cost of ownership of network systems products. The Company's Eagle and IP7 products meet industry standards for 99.999% reliability and less than 3 minutes of unscheduled downtime per year. The Company also offers a feature of Eagle that allows Eagle 5 that allows support of SS7 signaling into Internet Protocol networks to realize substantial efficiencies inherent in IP networks.

     During the past few years, the Company has developed and introduced a suite of products created specifically for converged circuit and packet networks. These products include the IP7 Secure Gateway and the VXi Media Gateway Controller, two of the three components comprising a switch in converged circuit and packet networks. The Company's products are designed so that they may be purchased in combination with switch components made by other manufacturers, or purchased separately, depending on the customer's preference. In the Company's effort to offer its customers a complete switching solution, it has become an established reseller of media gateways manufactured by Cisco Systems and Alcatel, and applications servers manufactured by BroadSoft, with which the Company's solutions are interoperable.

     Use of the Company's SS7-over-IP solutions results in a substantial increase in signaling efficiency by enabling SS7 signaling over IP at faster rates than traditional SS7 signaling. Customers may choose to deploy the IP7
Secure Gateway or the Eagle 5 ("SAS") with SS7-over-IP capability to gain signaling efficiencies, among other benefits, as a precursor to deploying a complete packet telephony switch as a circuit switch replacement. In addition, customers of the Company's SS7 products may upgrade their existing solutions to enable SS7 signaling over IP. The upgrade enables them to preserve the value of their existing SS7 infrastructure and makes them fully capable of functioning in converged networks.

     The Company's approach to packet telephony solutions offers carriers more flexibility and lower costs than a fully integrated switch. Carriers can choose to purchase from among multiple vendors each of the switch components that offers the optimal performance for their needs. They can also potentially upgrade or expand a packet telephony switch by selectively replacing components, instead of having to replace the entire switch. The ability to upgrade media gateways without changing the signaling and call control elements of a converged switch is especially relevant due to continuous gains in packet switching efficiency, which by some estimates, doubles in performance every 18 months. The Company also believes that its approach is more scalable than a fully integrated packet telephony switch.

Business Strategy

     The Company's objective is to be the premier supplier of signaling and call control network systems and selected service applications, and diagnostics products, to existing and emerging communications markets. Key elements of the Company's strategy to achieve this objective include:

     Maintaining Technology Leadership. The Company believes that one of its core competitive strengths is the breadth of its knowledge and expertise in communications technologies, particularly in SS7 and related signaling technologies. The Company has developed this expertise over more than two decades. The Company intends to enhance its existing products and to develop new products by continuing to make significant investments in research and development. As part of its commitment to technology leadership, the Company has developed the Transport Adapter Layer Interface (TALI), an Internet Protocol signaling interface which enables the transport of signaling messages using the Internet Protocol. The Company has made available the TALI source code free of charge to the industry, and has entered into TALI licensing agreements with more than 200 companies, several of which are using the interface in live networks. Tekelec also supports other IP signaling protocols, including the Internet Engineering Task Force SIGTRAN suite of signaling protocols for next-generation network connectivity. The Company has also assumed a leadership role within the Softswitch Consortium, an industry organization created for global cooperation and coordination in the development of open standards and interoperability for packet networks.

     Targeting the Convergence of Voice and Data Networks. The Company is continuing to invest significantly to develop signaling and call control products and features that enable the convergence of circuit and packet networks. The Company introduced the IP7 product line, the VXi Media Gateway Controller and the SXi 500 SIP Server to target this convergence market. In addition, the Company has established reseller partnerships with vendors of media gateways and application servers, complementary products for converged voice and data networks. The Company believes its pursuit of this new market opportunity leverages its expertise in signaling and call control and will enhance the market potential for the Company's traditional solutions by ensuring customers that investments in Tekelec equipment can be upgraded to perform in converged networks.

     Expanding Internationally. The Company is increasingly pursuing international opportunities, primarily through its European sales and support office in the United Kingdom and through the Company's Japanese subsidiary. The Company also intends to open a sales office in Latin America during 2002. The Company's European sales efforts have resulted in significant expansion in the customer base, including Orange Personal Communications Systems, Bouygues Telecom and France Telecom, Cable & Wireless, British Telecom, and Vodafone. Recent mandates in certain European countries, including Spain, Holland and France, and a similar mandate in Australia provide that telecommunications service providers should offer number portability. The increasing implementation of number portability in Europe and other regions is expected to result in increasing demand for SS7 network elements such as signal transfer points to accommodate the increase in signaling traffic, and number portability solutions, such as those offered by the Company, to facilitate the deployment of number portability.

     Pursuing Additional Strategic Relationships, OEM Partners and Acquisitions. The Company intends to seek additional strategic relationships, including original equipment manufacturer partners, referral arrangements, distribution agreements and acquisition candidates. The Company's existing strategic relationships include technology development and OEM relationships with Davox Corporation, Cisco Systems, Alcatel and BroadSoft, a technology development and marketing relationships with Telcordia and Nortel, collaboration agreements with Cisco Systems, Alcatel and Illuminet and distribution relationships with Lucent, Mercury (formerly Daewoo), Unisys and numerous other product distributors. See "Customers".

     Pursuing New Market Segments. The Company intends to continue its strategy of internally developing and acquiring products in order to enter new market segments. A number of products currently under development will enable the Company to serve new markets, including packet switching for wireless networks and diagnostics for packet networks using voice over Internet protocols and new mobile technologies.

     Seeking Additional Opportunities to Provide Upgrades, Extensions and Service Agreements. The Company intends to leverage its strong customer relationships to seek opportunities to better serve its customers' needs in the future. In particular, the Company will continue to develop and market software upgrades, link extensions, extended service agreements and other enhancements as a means to pursue repeat business opportunities. Such products and services accounted for approximately 50% of revenues in its Network Systems Division in 2001.

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

Product                                         Description

Eagle 5 Signaling             The Company's Eagle 5 Signaling Application System
Application System .......... ("SAS") is a highly reliable signal transfer point which is  tailored to the SS7  switching  needs of
                              carriers,  network service  providers and wireless
                              operators,  among others.  It offers high capacity
                              and  throughput,  features  a  fully  distributed,
                              standards-based, open architecture and is scalable
                              from 2 to 2000  links.  It is sold  in  pairs  for
                              redundancy.  It offers several  optional  features
                              not typically  available on signal transfer points
                              including  support  for  SS7  over  IP  signaling,
                              integrated  Sentinel for surveillance,  monitoring
                              and  revenue  assurance   capabilities,   and  the
                              delivery of service applications that are commonly hosted on service control points.

ASi 4000 Service Control      The Company's ASi 4000 Service  Control Point is a
Point ....................... specialized  database  that  contains  network and
                              customer   information  needed  to  process  calls
                              requiring special  treatment,  such as credit card
                              calls or other intelligent services.  This product
                              supports  interfaces to the products of most major
                              switch  vendors.   Its  graphical  user  interface
                              enables the development, testing and deployment of intelligent services.

IP7 Secure Gateway .......... The  Company's  IP7  Secure  Gateway  is a  highly scalable signaling gateway that can provide signaling information to media gateway controllers and IP-signaling enabled SCPs in multiple locations. It can deliver these services in multi-protocol, multi-vendor converged networks or in circuit switched networks that deploy signaling over IP primarily to realize economic benefits.

VXi Media Gateway             The Company's  VXi Media  Gateway  Controller is a
Controller .................. media gateway  controller  that is highly scalable
                              and  can  control   media   gateways  in  multiple
                              locations. It interfaces to both asynchronous transfer mode and Internet protocol networks via proprietary and standards-based interfaces.

SXi 500 SIP Server .......... The  Company's  SXi 500  product  establishes  and terminates sessions, and enables services in a packet switching network environment. Interworking with Media Gateway Controllers, the SXi 500 is an IP signaling foundation for service delivery in packet networks.

Sentinel .................... The  Company's   Sentinel  product  is  a  network
                              maintenance, surveillance and revenue assurance solution that enables service providers to ensure the reliability of telecommunication products and services implemented across their SS7/IP networks. Sentinel also enables revenue assurance features such as fraud prevention and billing verification. Sentinel can be deployed on a standalone basis or as an integrated feature of the Eagle 5 SAS.

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

     o Load generation. By simulating a traffic "load" of many simultaneous users of advanced features within a controlled environment, the Company's diagnostic products allow engineers to submit a product under development to stress testing to ensure that it can withstand the traffic demands of live networks.

     The Company's principal network diagnostics products are described below:

Product                                             Description
-------                                             -----------

MGTS ........................ The  Company's  MGTS  is a  signaling  diagnostics system designed to provide a diagnostics and test platform for research and development, laboratory and telecommunications service provider environments. The MGTS supports various protocols, including SS7 and personal communications systems, permits the design of customized testing scenarios and can be used with multiple user groups and geographic locations.

MGTS i3000 .................. The Company's MGTS i3000 is a complete diagnostics system for converged network technologies. The diagnostics applications built on the Company's i3000 platform address wireline and wireless
                              communications       equipment      manufacturers'
                              convergence test and verification needs. MGTS i3000 enables users to build and reuse test scenarios spanning multiple technologies, including SS7, GPRS, UMTS and IP.

Contact Center Products

     The Company's contact center products provide planning, management and call routing and control tools for single contact centers and for complex, multiple site contact center environments. These tools help contact center managers maximize contact center productivity, achieve service level targets and reduce costs. The Company's principal contact center products are described below:

Product                                           Description
-------                                           -----------

TotalView ................... The  Company's  TotalView   Workforce   Management
                              Solution for single and multiple site contact centers generates staff schedules based on contact center workload and the availability and skills of contact center staff. It performs real-time monitoring and analysis of contact center operations. TotalView also provides detailed, customized reports to assist in optimizing contact center performance and forecasting contact center staffing requirements.

TotalNet .................... The Company's  TotalNet Call Routing  Solution for
                              multiple  site  contact  centers  routes  calls to
                              multiple locations as if they were a single contact center and balances workload across contact center sites based on staffing levels, call volume and caller requirements. TotalNet also maintains contact center statistics and analyzes contact center operations.

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

     The Company's diagnostics product development activities are principally focused on expanding the capabilities of the MGTS, and MGTS i3000 products, including their interfaces, software modules and protocol capabilities for emerging technologies such as broadband wireless and packet telephony, and adapting these products for the network operations market. From time to time the Company engages in development projects for special applications requested by its customers. The Company typically retains the right to use the developed technology in future products that are not competitive with the specific application for which the development work was performed.

     The Company's contact center product development activities are principally focused on expanding the capabilities of the contact center products, including the skills and multimedia scheduling capabilities of the TotalView Workforce Management product and the functionality of the TotalNet Call Routing product.

Sales and Marketing

     The Company's sales and marketing strategies include selling through the Company's direct sales forces, indirectly through distributors and other resellers, entering into strategic alliances and targeting certain markets and customers. To promote awareness of Tekelec and the Company's products, the Company also advertises in trade journals, exhibits at trade shows, maintains a presence on the Internet, uses direct mail and many of its employees author, from time to time, articles for trade journals.

     Distribution. The Company sells its network systems, network diagnostics and contact center products in the U.S. principally through the Company's separate direct sales forces and, for the Eagle 5 SAS and certain other network systems products indirectly through strategic relationships with various third parties. The Company's direct sales forces operate out of the Company's headquarters in Calabasas, California and the Company's regional offices located in Colorado, Georgia, Illinois, New Jersey, North Carolina, Virginia and Texas. The Company sells its network systems products internationally through the Company's direct sales force and distribution relationships with Mercury, Lucent and Unisys and the Company's wholly owned subsidiary in the United Kingdom. The Company sells its diagnostics products internationally through a network of approximately 21 distributors and the Company's wholly owned subsidiaries in Japan and the United Kingdom. The Company's Japanese subsidiary, which presently primarily sells diagnostics products, generated approximately 9% of the Company revenues for 2001, 8% for 2000 and 10% for 1999.

     Independent companies distribute the Company's products in other Western European countries, the Far East (other than Japan), Australia, Mexico, Puerto Rico, New Zealand, Latin America, the Middle East and South Africa. Distributors typically purchase products directly from Tekelec pursuant to agreements that are exclusive for a particular territory and are cancelable by either party upon 90 days notice. Export sales through international distributors accounted for approximately 7% of the Company's revenues for 2001, 5% for 2000 and 6% for 1999.

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

     The Company's strategic relationships include:

     o an agreement with Cisco Systems, whereby Tekelec will market and resell certain of Cisco's media gateways with its VXi Media Gateway Controller and IP7 Secure Gateway.

     o an agreement with Alcatel, whereby Tekelec will market and resell certain of Alcatel's media gateways with its VXi Media Gateway Controller and IP7 Secure Gateway.

     o an agreement with BroadSoft, whereby Tekelec will market and resell BroadSoft's application server product with its VXi Media Gateway Controller and IP7 Secure Gateway.

     o a non-exclusive distribution agreement with Lucent under which Lucent distributes the Company's Eagle STP;

     o a non-exclusive international distribution agreement with Unisys under which Unisys distributes the Company's network systems products;

     o an exclusive distribution and OEM agreement with Mercury under which Mercury distributes the Company's Eagle STP in South Korea;

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

     The Company believes that its strategic third party relationships provide the Company with additional opportunities to penetrate the network systems markets and demonstrate the Company's strategic partners' recognition of the technical advantages of the Company's network products. Through the Company's relationships with, among others, Cisco Systems, Alcatel, BroadSoft, Lucent,
Unisys, and Mercury, the Company is enhancing its market presence and the ability to access leading network service providers. In general, these agreements can be terminated by either party on limited notice and, except for the Company's agreement with Mercury, do not require minimum purchases. Cisco Systems, Unisys, and Davox also are not precluded from selling products that are competitive with the Company's products. Although the Company's current sales through these relationships are not significant, a termination of the Company's relationship with, or the sale of competing products by, any of these strategic partners could adversely affect the Company's business and operating results.

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

     The Company maintains an in-house repair facility and provides ongoing training and telephone assistance to customers and international distributors and other resellers from the Company headquarters in Calabasas, California, certain U.S. regional offices and the Company's Japanese subsidiary. The Company's technical assistance centers in Morrisville, North Carolina and Egham, United Kingdom, support the Company's network systems products on a 24 hour-a-day, seven day-a-week basis. The Company's technical assistance center in Richardson, Texas, supports the Company's contact center products and certain of the Company's network systems products.

     The Company also offers network implementation services in connection with its effort to supply a complete solution for packet telephony deployments, including products from its vendor partners. In such instances, the Company will offer specific service contracts to support the needs of its carrier customers that choose to migrate their network to packet technologies.

     The Company typically warrants its products against defects in materials and workmanship for one year after the sale and thereafter offers extended service warranties.

Customers

     The Company's customers include end users and marketing intermediaries. End users for the Company network systems products consist primarily of network service providers, wireless network operators, interexchange carriers, competitive access providers, local exchange carriers and Regional Bell Operating Companies. Wireless service providers accounted for more than 50% of the Company's Network Systems revenue in 2001. End users for the Company's diagnostic products primarily include communications equipment manufacturers, and to a lesser extent, network service providers and government agencies. The Company's contact center solutions have been sold primarily to Fortune 500 companies, financial services companies and telecommunications carriers. The Company anticipates that its operating results in any given period will continue to depend to a significant extent upon revenues from a small percentage of the Company's customers.

Backlog

     Backlog for the Company's network systems products typically consists of contracts or purchase orders for both product delivery scheduled within the next 12 months and extended service warranty to be provided over periods of up to three years. Backlog for the Company's diagnostic and contact center products typically consists of products and services ordered for delivery within the next 12 months. Primarily because of variations in the size and duration of orders received by Tekelec and customer delivery requirements, which may be subject to cancellation or rescheduling by the customer, the Company's backlog at any particular date may not be a meaningful indicator of future financial results.

     At December 31, 2001, the Company's backlog amounted to approximately $189.3 million, of which $85.8 million related to network systems service warranties. This compared to a backlog of approximately $197.2 million at December 31, 2000, of which $71.1 million related to network systems service warranties.

     The Company regularly reviews its backlog to ensure that its customers continue to honor their purchase commitments and have the financial means to purchase and deploy the Company's products and services in connection with their purchase contracts.

Competition

     Network Systems Products. The market for the Company's network systems products is intensely competitive and has been highly concentrated among a limited number of dominant suppliers. The Company presently competes in the network systems market with, among others, Alcatel, Nortel, Cisco Systems, Telcordia, Sonus Networks, Ericsson, Lucent Technologies, Inet and Siemens. The Company expects competition to increase in the future from existing and new competitors.

     The Company believes that the principal competitive factors in the network systems products market are product performance, scalability and functionality, product quality and reliability, customer service and support, price and the supplier's financial resources and marketing and distribution capability. The Company anticipates that responsiveness in adding new features and functionality will become an increasingly important competitive factor. While some of the Company's competitors have greater financial resources, the Company believes that it competes favorably in other respects. New entrants or established competitors may, however, offer products which are superior to the Company's products in performance, quality, service and support and/or are priced lower than the Company's products.

     Some of the Company's competitors, including Lucent, Nortel and Sonus Networks manufacture and offer fully integrated network systems products for converged networks. These products include an SS7 signaling gateway, a media gateway controller and a media gateway. The Company's strategy, however, is to develop and provide the SS7 signaling gateway and the media gateway controller elements of network systems solutions for converged circuit and packet networks. This means that it will be necessary for the Company's products to be combined with the media gateways of other vendors to constitute a complete network systems switch for a converged network. To date, the Company has established relationships with Cisco Systems and Alcatel to offer a complete switch. Some customers may prefer to purchase fully integrated network systems switches from the Company's competitors rather than purchase the Company's network systems products because they may conclude that the fully integrated switch is superior. The Company's ability to compete in the market for network systems switches will also be limited if media gateway manufacturers develop fully integrated switches and cease selling media gateways on a non-integrated basis or bundled with the Company's convergence products.

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

     Diagnostics Products. The communications diagnostics market is intensely competitive and subject to rapid technological change and evolving industry standards. The Company competes primarily in the high performance segment of this market, and the Company's principal competitors are Catapult Communications and Acterna. The Company also competes with a number of other manufacturers, some of which have greater financial, marketing, manufacturing and technological resources than Tekelec. The Company believes that its long-term success will depend in part on its ability to be a leader in offering diagnostics products that address new emerging industry standards.

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

     The communications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to Tekelec. From time to time, the Company receives notices from or is sued by third parties regarding patent claims. Any claims made against the Company regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend, would divert the Company's management and key personnel from its business operations and may require the Company to modify or cease marketing its products, develop new technologies or products, acquire licenses to proprietary rights that are the subject of the infringement claim or refund to the Company's customers all or a portion of the amounts paid for infringing products. If such claims are asserted, there can be no assurances that the dispute could be resolved without litigation or that the Company would prevail or be able to acquire any necessary licenses on acceptable terms, if at all. In addition, the Company may be requested to defend and indemnify certain of its customers and resellers against claims that the Company's products infringe the proprietary rights of others. The Company may also be subject to potentially significant damages or injunctions against the sale of certain products or use of certain technologies. See "Legal Proceedings" in Part I, Item 3, of its Annual Report on Form 10K.

Employees

     At March 1, 2002, the Company had 1,057 employees, comprising 420 in sales, marketing and support, 84 in manufacturing, 412 in research, development and engineering and 141 in management, administration and finance. Virtually all of the Company's employees hold stock options and/or participate in the Company employee stock purchase plan. None of the Company's employees is represented by a labor union, and the Company has not experienced any work stoppages. The Company believes that its relations with its employees is excellent.

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

     The Company's quarterly operating results are difficult to predict and may fluctuate significantly. The Company has failed to achieve its revenue and net income expectations for certain prior periods, and it is possible that the Company will fail to achieve such expectations in the future. Fluctuations in the Company's quarterly operating results may contribute to the volatility in its stock price. A number of factors, many of which are outside the Company's control, can cause these fluctuations, including among others:

     o    overall telecommunications spending;

     o changes in general consumer conditions and specific market conditions in the telecommunications industry;

     o    the size, timing, terms and conditions of orders and shipments;

     o the lengthy sales cycle of the Company's network systems products and the reduced visibility into our customers' spending plans;

     o the progress and timing of the convergence of voice and data networks and other convergence-related risks described below;

     o the ability of carriers to utilize excess capacity of signaling infrastructure and related products in the network;

     o the capital spending patterns of customers, including deferrals or cancellations of purchases by customers;

     o the dependence on wireless customers for a significant percentage of the Company's revenue streams;

     o    the success or failure of strategic alliances and acquisitions;

     o    unanticipated   delays  or  problems  in  releasing  new  products  or
          services;

     o    the mix of products and services that the Company sells;

     o the geographic mix of the Company's revenues and the associated impact on gross margins;

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

The Company is exposed to general economic and market conditions

     The Company's business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the telecommunications industry. In recent quarters, the Company's operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe, Latin America and Asia. In particular, sales to network carriers in the United States have been adversely affected during 2001. If the economic conditions in the United States and globally do not improve, or if there is a worsening in the global economic slowdown, the Company may continue to experience material adverse impacts on its business, operating results and financial condition.

The Company has limited product offerings, and its revenues may suffer if demand for any of its products declines or fails to develop as it expects.

     The Company derives a substantial portion of its revenues from Network Systems products. During each of 1999, 2000 and 2001, the Company's Eagle and IP7 signaling products and related services generated over 50% of its revenues, and the Company expects that these products and services and its other network systems products will continue to account for a substantial majority of the Company's revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for these products, such as competition, technological change or a slower than anticipated rate of deployment of new technologies, could cause a decrease in the Company's revenues and profitability. Therefore, continued and widespread market acceptance of these products is critical to the Company's future success. Moreover, the Company's future financial performance will depend in significant part on the successful and timely development, introduction and customer acceptance of new and enhanced versions of the Company's Eagle and IP7 products and other Network Systems products. There are no assurances that the Company will continue to be successful in developing and marketing its network systems products and related services.

If wireless carriers do not continue to buy the Company's Network Systems products and services, the Company's Network Systems business would be harmed.

     The success of the Company's Network Systems business will depend in large part on the continued growth of the wireless network operators and their purchases of the Company's products and services. The Company derives a substantial portion of its revenues from the sale of Network Systems products and services to wireless networks operators. In 2001, sales to the wireless market accounted for approximately 50% of the Company's revenues. The Company expects that its sales of Network Systems products and services to wireless companies will continue to account for a substantial percentage of the Company's revenues for the foreseeable future. The continued growth of the domestic and international wireless markets is subject to a number of risks that could adversely affect the Company's revenues and profitability, including weakness in the domestic or global economy, a slowdown in capital spending by the wireless network operators, adverse changes in the debt and equity markets and the ability of wireless carriers to obtain financing on favorable terms, delays or scaling back of plans for the deployment by wireless network operators of new wireless broadband technologies, and slowing wireless network subscriber growth. Consequently, there can be no assurances that the wireless network carriers will continue to purchase the Company's Network Systems products and services for the build out or expansion of their networks.

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

If the convergence of circuit and packet networks does not occur, or takes longer than anticipated, sales of the Company's network infrastructure products, and the Company's profitability, could be adversely affected.

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

     The Company's product strategy is to develop and provide only certain parts of a network switch which would be used in converged circuit and packet networks. This means that the Company's new IP7 Secure Gateway and VXi Media Gateway Controller will need to be deployed with the products of other manufacturers in order to constitute a complete switching solution for a converged network. Some of the Company's competitors, including Lucent, Nortel and Sonus Networks, manufacture fully integrated switches for converged networks that would not require any of the Company's products. Some or all of the Company's customers or potential customers may prefer to purchase such a fully integrated switching product rather than purchasing the Company's convergence switching products. They may prefer a fully integrated switch, even if the Company's convergence switching products are offered with the switch components made by others. Customers may choose this option because they believe that the fully integrated products are superior. If a significant number of the Company's potential customers prefer a fully integrated solution made entirely by one manufacturer, the Company's strategy could fail because its products do not achieve broad market acceptance for converged networks, and its business could suffer.

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

     Historically, a limited number of customers has accounted for a significant percentage of the Company's revenues in each fiscal quarter. Less than 10% of the Company's customers accounted for approximately 70% of the Company's revenues in each of 2000 and 2001. The Company anticipates that its operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In addition, the Company anticipates that the mix of customers in each fiscal period will continue to vary. In order to increase its revenues, the Company will need to attract additional significant customers on an ongoing basis. Its failure to sell a sufficient number of products or to obtain a sufficient number of significant customers during a particular period could adversely affect its operating results.

If the Company fails to develop or introduce new products in a timely fashion, its business will suffer.

     If the Company fails to develop or introduce on a timely basis new products or product enhancements or features that achieve market acceptance, its business will suffer. The markets for the Company's network systems and diagnostics products are characterized by rapidly changing technology, frequent new product introductions, short product life cycles and enhancements and evolving industry standards. The Company's success will depend to a significant extent upon its ability to accurately anticipate the evolution of new products, technologies and market trends and to enhance its existing products. It will also depend on the Company's ability to timely develop and introduce innovative new products that gain market acceptance. Finally, sales of both the Company's network systems and its diagnostics products depend in part on the continuing development and deployment of emerging standards and our ability to offer new products and services that comply with these standards. There can be no assurances that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products on a timely or cost-effective basis. Moreover, the Company may encounter technical problems in connection with its product development that could result in the delayed introduction of new products or product enhancements. In addition, products or technologies developed by others may render the Company's products noncompetitive or obsolete.

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

     In August 2000, Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. (collectively, "Alcatel") filed a complaint against Tekelec alleging that Tekelec manufactures and sells products that infringe two patents owned by Alcatel USA Sourcing, L.P. The patents at issue relate to a system and method for application location register routing in a telecommunications network. Although the Company believes that it has defenses to Alcatel's claims on the ground of invalidity, noninfringement and inequitable conduct by Alcatel, there can be no assurance that the Company will be successful in this action. See "Legal Proceedings", Item 3.

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

     International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and distributors, longer payment cycles, greater difficulty in accounts receivable collection and potentially adverse tax consequences. Doing business overseas is generally more costly than doing business in the United States. The Company sells its products worldwide through its direct sales forces, distributors and other resellers and wholly owned subsidiaries in Japan and the United Kingdom. International sales accounted for 23% in 1999, 29% in 2000 and 27% in 2001.

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

     The Company depends to a significant extent upon the continuing services and contributions of its senior management team and other key personnel, particularly Michael L. Margolis, its Chief Executive Officer and President; Fred Lax, its Chief Operating Officer and Executive Vice President, Lori Craven, its Vice President and General Manager, Network Systems Division; Lee Smith, its Vice President and General Manager, Network Diagnostics Division; and Debbie May, its Vice President and General Manager, Contact Center Division. The Company does not have long-term employment agreements or other arrangements with its employees which would prevent them from leaving Tekelec. The Company's future success also depends upon its ongoing ability to attract and retain highly skilled personnel. The Company's business could suffer if it were to lose any key personnel and not be able to find appropriate replacements in a timely manner or if it were unable to attract and retain additional highly skilled personnel.

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

     The Company receives from time to time claims of infringement from third parties or otherwise becomes aware of relevant patents or other intellectual property rights of third parties that may lead to disputes and litigation. Any claims made against the Company regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend and could have a material adverse effect on the Company's business. In addition, any such claims would divert the Company's management and key personnel from its business operations and may require the Company to modify or cease marketing its products, develop new technologies or products, acquire licenses to proprietary rights that are the subject of the infringement claim or refund to its customers all or a portion of the amounts they paid for infringing products. If such claims are asserted, there can be no assurances that the Company would prevail or be able to acquire any necessary licenses on acceptable terms, if at all. In addition, the Company may be requested to defend and indemnify certain of its customers and resellers against claims that its products infringe the proprietary rights of others. The Company may also be subject to potentially significant damages or injunctions against the sale of certain products or use of certain technologies. There can be no assurances whether litigation can be avoided or successfully concluded. Although the Company believes that its intellectual property rights are sufficient to allow it to sell its existing products without violating the valid proprietary rights of others, there can be no assurances that the Company's technologies or products do not infringe on the proprietary rights of third parties or that such parties will not initiate infringement actions against the Company.

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

The Company is exposed to the credit risk of some of its customers and to credit exposures in weakened markets.

     Due to the current slowdown in the economy, the credit risks relating to Tekelec's customers have increased. Although the Company has programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing the Company's credit risks. The Company also continues to monitor credit exposure from weakened financial conditions in certain geographic regions, and the impact that such conditions may have on the worldwide economy. The Company has experienced losses due to customers' failing to meet their obligations. Although these losses have not been significant, future losses, if incurred, could harm the Company's business and have a material adverse effect on its operating results and financial condition.

Substantial future sales of the Company's Common Stock or sales by its directors and officers in the public market may depress the Company's stock price.

     Sales of a substantial number of shares of the Company's Common Stock in the future could cause the Company's stock price to fall. All of the Company's directors and executive officers own or have options to acquire shares of Tekelec Common Stock and sales by these individuals could be perceived negatively by investors and could cause the market price of the Common Stock to drop.

The Company's shareholder rights plan may make it more difficult for a third party to acquire us, despite the possible benefits to our shareholders.

     The Company's shareholder rights plan may have the effect of delaying, deferring or preventing a change in control of the Company despite possible benefits to its shareholders, may discourage bids at a premium over the market price of Tekelec Common Stock and may harm the market price of the Common Stock.

Tekelec's stock price may be volatile.

     The market price for Tekelec Common Stock has experienced price volatility and may continue to be volatile and subject to fluctuations in response to factors including those set forth in this Annual Report. The stock markets in general, and The Nasdaq Stock Market and technology and telecommunications companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies' operating performances. These broad market and industry factors, as well as general economic and political conditions, may materially adversely impact the market price of Tekelec Common Stock in the future, regardless of the Company's actual operating performance.

Item 2. PROPERTIES

     The Company's executive offices and principal manufacturing operations are located in Calabasas, California in facilities consisting of approximately 77,000 square feet. The Company leases the facility under a lease expiring in November 2004, subject to a five-year renewal option.

     The Company also occupies a 155,000 square-foot facility in Morrisville, North Carolina under a lease expiring in November 2009. This facility is used primarily for engineering, product development, customer support and regional sales activities for the Company's network systems products. In July 2000, the Company agreed to lease an additional 161,000 square-foot facility in Morrisville, North Carolina, to be constructed in three phases. Phase one was completed in July 2001, and approximately 57,000 square feet are occupied by the Company. Construction of the entire facility is scheduled to be completed by May 2003. This facility is used primarily for engineering, product development, customer support and regional sales activities for the Company's network diagnostics products.

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

     The Company also has seven regional sales offices occupying an aggregate of approximately 12,000 square feet under leases expiring between 2002 and 2005 in Englewood, Colorado; Duluth, Georgia; Lombard, Illinois; Mt. Laurel, New Jersey; Irving, Texas; Sunset Hills, Virginia; and Amsterdam, the Netherlands.

     The Company's Japanese subsidiary occupies approximately 14,000 square feet in Tokyo under leases expiring between April 2002 and November 2003. The Company's subsidiary in the United Kingdom occupies approximately 20,000 square feet in Egham under a lease expiring in March 2016.

     The Company believes that its existing facilities will be adequate to meet the Company's needs at least through 2002, and that the Company will be able to obtain additional space when, where and as needed on acceptable terms.

Item 3. LEGAL PROCEEDINGS

Alactel USA, Inc. and Alcatel USA Sourcing, L.P. vs. Tekelec

     In August 2000, Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. (collectively, "Alcatel") filed a complaint against Tekelec in the United States District Court for the Eastern District of Texas, Sherman Division. The complaint alleges that Tekelec makes and sells products that infringe two patents owned by Alcatel Sourcing. The patents at issue relate to a system and method for application location register routing in a telecommunications network. Alcatel's allegations relate to three particular software applications offered by Tekelec as features on its EAGLE STP for routing query messages in wireless networks. Alcatel seeks a permanent injunction enjoining the Company from infringing the patents at issue, unspecified general and exemplary damages, and an award of costs.

     In September 2000, Tekelec filed an answer and counterclaim to Alcatel's complaint denying Alcatel's claims of infringement and raising several affirmative defenses. Tekelec has also asserted several counterclaims against Alcatel seeking declaratory relief that Tekelec has not infringed the Alcatel patents and that such patents are invalid and unenforceable. Tekelec believes that it has strong defenses to Alcatel's claims on the grounds of invalidity, noninfringement and inequitable conduct by Alcatel, and is defending the action vigorously. The parties are currently completing pre-trial discovery. A trial date has been scheduled for June of 2002.

IEX Corporation vs. Blue Pumpkin Software, Inc.

     In January 2001, IEX Corporation, a wholly owned subsidiary of Tekelec ("IEX"), filed suit against Blue Pumpkin Software, Inc., in the United States
District Court for the Eastern District of Texas, Sherman Division. In its complaint, IEX asserts that certain of Blue Pumpkin's products and services infringe United States Patent No. 6,044,355 held by IEX. In the suit, IEX seeks damages and an injunction prohibiting Blue Pumpkin's further infringement of the patent. In February 2001, Blue Pumpkin responded to IEX's suit denying that Blue Pumpkin infringes IEX's patent and asserting that such patent is invalid. IEX intends to vigorously prosecute this action and to protect its intellectual property.

Lemelson Medical, Education and Research Foundation, Limited Partnership vs. Tekelec

     In March 2002, the Lemelson Medical, Education & Research Foundation, Limited Partnership ("Lemelson") filed a complaint against thirty defendants, including Tekelec, in the United States District Court for the District of Arizona. The complaint alleges that all defendants make, offer for sale, sell, import, or have imported products that infringe eighteen patents assigned to Lemelson, and the complaint also alleges that the defendants use processes that infringe the same patents. The patents at issue relate to computer image analysis technology and automatic identification technology. Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue, and Tekelec is currently investigating which products and/or processes might be subject to the lawsuit. Several other Arizona lawsuits involving the same patents have been stayed pending a non-appealable resolution of a lawsuit involving the same patents in the United States District Court for the District of Nevada. Tekelec believes that the same stay may apply to this lawsuit as well. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial condition or overall results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol TKLC. The following table sets forth the range of high and low closing sales prices for the Common Stock for the periods indicated. As of March 1, 2002, there were 242 record shareholders of the Company's Common Stock.

                                                      High            Low
                                                    -------        -------
      2000
         First Quarter...........................   $ 52.19        $ 23.88
         Second Quarter..........................     48.19          27.38
         Third Quarter...........................     48.13          28.88
         Fourth Quarter..........................     39.69          24.06

      2001
         First Quarter...........................   $ 30.50        $ 16.88
         Second Quarter..........................     35.56          16.13
         Third Quarter...........................     26.35          11.79
         Fourth Quarter..........................     21.56          12.06

     The Company has never paid a cash dividend on its Common Stock. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

     On November 2, 1999, the Company issued $135,000,000 principal amount at maturity of its 3.25% Convertible Subordinated Discount Notes due 2004 (the "Notes") in a private placement and without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The issue price of the Notes was 85.35% of the principal amount at maturity, and the total gross proceeds to the Company were $115,227,900 before discounts and expenses. The Notes are convertible into Common Stock of the Registrant at any time on or after January 31, 2000, unless previously redeemed or otherwise repurchased by the Registrant. The conversion rate of the Notes is 56.3393 shares of Common Stock per $1,000 principal amount at maturity, subject to adjustment in certain events. The Company sold the Notes to Deutsche Bank Securities Inc. and Warburg Dillon Read LLC as the initial purchasers, and the initial purchasers have advised the Company that they resold the Notes only to "Qualified Institutional Buyers" (as defined in Rule 144A under the Securities Act) in compliance with Rule 144A and, outside of the United States, to investors that were not "United States persons" as defined in Rule 902 of Regulation S under the Securities Act. In February 2000, the Company registered for resale the Notes and the shares of Common Stock issuable upon conversion thereof under the Securities Act of 1933. The notes are callable after three years from issuance.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The statement of operations data included in the selected consolidated financial data set forth below for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data set forth below at December 31, 2001 and 2000 are derived from, and are qualified in their entirety by reference to, the Company's audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The statement of operations data set forth below for the years ended December 31, 1998 and 1997 and the balance sheet data set forth below at December 31, 1999, 1998 and 1997 are derived from audited consolidated financial statements of the Company, which are not included herein.

                        Five-Year Selected Financial Data

For the Years Ended December 31,                                        2001          2000         1999         1998         1997
                                                                     ----------    ----------   ----------   ----------   ----------
                                                                                    (thousands, except per share data)
Statement of Operations Data:
Revenues .........................................................   $  312,451    $  314,334   $  226,068   $  176,669   $  125,140
Income (Loss) before provision
     for income taxes ............................................         (816)       29,622       10,229       55,551       29,741
Net income (loss) ................................................       (6,899)       12,896          444       39,209       28,996
Earnings (Loss) per share:
     Basic .......................................................   $    (0.12)   $     0.22   $     0.01   $     0.73   $     0.58
     Diluted .....................................................        (0.12)         0.20         0.01         0.67         0.51
Weighted average number of shares outstanding:
     Basic .......................................................       59,574        57,823       54,931       53,518       50,408
     Diluted .....................................................       59,574        64,123       58,690       58,708       56,842

Balance Sheet Data (at December 31):
Cash and liquid investments ......................................   $  230,980    $  159,413   $  106,664   $  113,774   $   70,518
Working capital ..................................................      185,168       218,935      127,702      108,762       86,354
Total assets .....................................................      484,404       458,524      394,434      210,210      136,465
Long-term liabilities ............................................      137,929       136,050      137,552        2,252        2,839
Shareholders' equity .............................................      248,822       237,597      176,595      165,777      107,877

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

     The Tekelec logo and Eagle are registered trademarks of Tekelec. Tekelec IP7 Secure Gateway, ASi 4000, VXi, MGTS i3000, TotalView and TotalNet are trademarks of Tekelec.

OVERVIEW

     The Company's product offerings are currently organized along three distinct product lines: network systems, network diagnostics and contact center.

     Network Systems Products. The Company's network systems product line consists principally of the Eagle 5 SAS and related products, features and applications based on the Eagle platform, including the IP7 Secure Gateway and the Company's local number portability solution, the ASi 4000 Service Control Point, the VXi Media Gateway Controller and other convergence products. During 2000, the Company's business segments were reorganized to include the Sentinel network surveillance system in the network systems products segment.

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

Critical Accounting Policies and Estimates

     Management's discussion and analysis of financial condition and results of operations were based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to revenue recognition, allowance for doubtful accounts, inventories, investments, deferred taxes, impairment of long-lived assets, product warranty, and contingencies and litigation. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The Company applies the following critical accounting policies in the preparation of the consolidated financial statements:

     o Revenue Recognition Policy. Revenues are derived from sales of network systems products, diagnostics products and contact center products. Revenues are recognized upon the transfer of title, generally at the time of shipment to the customer's final site and satisfaction of related Company obligations, if any, provided that persuasive evidence of an arrangement exists, the fee is fixed and determinable and collectability is deemed probable. For certain products, the Company's sales arrangements include acceptance provisions which are based on the Company's published specifications and are accounted for as warranty, provided that the Company has previously demonstrated that the product meets the specified criteria and has established a history with substantially similar transactions. Revenue is deferred for sales arrangements which include customer-specific acceptance provisions where the Company is unable to reliably demonstrate that the delivered product meets all of the specified criteria until customer acceptance is obtained. Revenues associated with multiple-element arrangements are allocated to each element based on vendor specific objective evidence of fair value. Revenues associated with installation services, if provided, are deferred based on the fair value of such services and are recognized upon completion. Revenue is recognized for maintenance agreements ratably over the contract term. Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

     o Allowance for Doubtful Accounts. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     o Inventories. Inventory levels are based on projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories. On an ongoing basis inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. Estimates could be influenced by sudden decline in demand due to economic downturn, rapid product improvements and technological changes.

     o Investments. An impairment charge is recorded when an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

     o Deferred Taxes. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has evaluated its deferred tax assets and liabilities and has determined that no valuation allowance is necessary. Should it be determined that the Company would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

     o Impairment of Long-Lived Assets. The Company evaluates the recoverability of its identifiable intangible assets, goodwill and other long-lived assets in accordance with SFAS No. 121, which generally requires assessing these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. Upon implementation of SFAS No. 142 on January 1, 2002, the fair value method will be used to assess goodwill on at least an annual basis and the undiscounted cash flows method will continue to be used for qualifying identifiable intangible assets and other long-lived assets. As discussed in the "Recent Accounting Pronouncements" section, the Company is currently evaluating the provisions of SFAS No. 142 and its impact on the Company's consolidated financial statements.

     o Product Warranty. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

     o Commitments and Contingencies. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that statement of operations items bear to total revenues:

                                                                             Percentage of Revenues
                                                                        For the Years Ended December 31,
                                                                   ----------------------------------------
                                                                     2001            2000            1999
                                                                   --------        --------        --------
Revenues .....................................................        100.0%          100.0%          100.0%
     Cost of goods sold ......................................         33.0            34.4            34.3
     Amortization of purchased technology ....................          3.3             3.2             2.8
                                                                   --------        --------        --------
Gross Profit .................................................         63.7            62.4            62.9
     Research and development ................................         23.0            17.3            18.7
     Selling, general and administrative .....................         33.8            28.3            28.4
     Amortization of goodwill and other intangibles ..........          6.9             7.0             7.0
     Acquired in-process research and development and
        other acquisition-related charges ....................           --              --             3.0
        Restructuring ........................................           --              --             0.8
                                                                   --------        --------        --------
Income from operations .......................................          0.0             9.8             5.0
       Interest and other expense, net .......................         (0.3)           (0.4)           (0.5)
                                                                   --------        --------        --------
Income (Loss) before provision for income taxes ..............         (0.3)            9.4             4.5
Provision for income taxes ...................................          1.9             5.3             4.3
                                                                   --------        --------        --------
       Net income (loss) .....................................         (2.2%)           4.1%            0.2%
                                                                   ========        ========        ========

     The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                                                                             Percentage of Revenues
                                                                        For the Years Ended December 31,
                                                                   ----------------------------------------
                                                                     2001            2000            1999
                                                                   --------        --------        --------
Network Systems ..............................................           68%             70%             66%
Network Diagnostics ..........................................           20              20              25
Contact Center ...............................................           12              10               9
                                                                   --------        --------        --------
       Total .................................................          100%            100%            100%
                                                                   ========        ========        ========

     The following table sets forth, for the periods indicated, the revenues by geographic territory as a percentage of total revenues:

                                                                             Percentage of Revenues
                                                                        For the Years Ended December 31,
                                                                   ----------------------------------------
                                                                     2001            2000            1999
                                                                   --------        --------        --------
North America ................................................           73%             71%             77%
Japan ........................................................            9               8              10
Europe .......................................................            7              11               4
Rest of World ................................................           11              10               9
                                                                   --------        --------        --------
       Total .................................................          100%            100%            100%
                                                                   ========        ========        ========

2001 Compared with 2000

     Revenues. The Company's revenues decreased by $1.9 million, or 1%, during 2001 due primarily to lower sales of network systems products and services partially offset by higher sales of contact center products.

     Revenues from network systems products decreased by $9.2 million, or 4%, due primarily to lower sales of the Company's IP7 and Sentinel products offset by higher sales of Eagle STP and local number portability products.

     Revenues from network diagnostics products increased by $1.4 million, or 2%, due primarily to higher sales of MGTS-related development services and secondarily to higher subcontracting revenues.

     Revenues from contact center products increased by $5.9 million, or 18%, due primarily to increased sales of the TotalView product and secondarily to higher TotalNet sales.

     Revenues in North America increased by $4.0 million, or 2%, due primarily to higher sales of Eagle STP products. Sales in Japan increased $1.4 million, or 5%, as a result of higher sales of MGTS-related development services and higher subcontracting revenues. Revenues in Europe decreased by $11.7 million, or 35%, due to lower network systems product sales. Rest of world revenues increased by $4.4 million, or 14%, due to higher contact center sales.

     The impact of exchange rate fluctuations on currency translations decreased revenues by $3.5 million, or 1%, and did not have a material effect on net loss.

     The Company believes that its future revenue growth depends in large part upon a number of factors, including the continued market acceptance, both domestically and internationally, of the Company's products, particularly the Eagle products and related applications as well as the Company's suite of products for converged circuit and packet networks, including the IP7 Secure Gateway and VXi Media Gateway Controller network systems products and the MGTS i3000 diagnostics product.

     Gross Profit. Gross profit as a percentage of revenues increased to 63.7% in 2001 compared with 62.4% in 2000. The increase in gross margin was primarily due to the Company recording a non-recurring charge of $2.9 million to write-down inventory related to the IEX network switch product line in 2000. Excluding the write-down of inventory in 2000, gross profit as a percentage of sales was essentially flat at 63.7% in 2001 compared to 63.3% in 2000.

Changes in the following factors, among others, may affect gross profit: product and distribution channel mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal manufacturing capabilities and efficiencies; foreign currency fluctuations; and general economic conditions.

     Research and Development. Research and development expenses increased overall by $17.4 million, or 32%, and increased as a percentage of revenues to 23.0% in 2001 from 17.3% in 2000. The increase was attributable principally to increased expenses incurred in connection with the hiring of additional
personnel  for  product   development  and  enhancements  for  network  systems,
primarily related to the development of products to address the Internet Protocol ("IP")/Signaling System #7 ("SS7") and media gateway controller, or "softswitch" markets, and Third Generation wireless ("3G") network diagnostic products.

     The Company intends to continue to make substantial investments in product and technology development and believes that its future success depends in large part upon its ability to continue to enhance existing products and to develop or acquire new products that maintain the Company's technological competitiveness.

     Selling, General and Administrative. Selling, general and administrative expenses increased by $16.6 million, or 19%, and increased as a percentage of revenues to 33.8% in 2001 from 28.3% in 2000. The dollar increase was primarily due to increased personnel and infrastructure-related expenses incurred to support the Company's installed base and an increase in the allowance for doubtful accounts. Charges to the allowance for doubtful accounts amounted to $4.4 million in 2001 compared to $3.0 million in 2000. Selling, general and administrative expenses also included a charge of $750,000 in connection with the settlement of a legal dispute in 2000.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and intangible assets decreased by $256,000, and decreased slightly as a percentage of revenue at 6.9% in 2001 as compared to 7.0% in 2000.

     Interest and Other Income (Expense), net. Interest expense was $9.0 million in 2001, compared to $8.7 million in 2000. Interest income increased by $808,000 in 2001, or 10%, due to higher invested cash balances in 2001 compared to 2000, partially offset by lower interest rates.

     Income Taxes. The income tax provision for 2001 was $6.1 million and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $4.6 million from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of these acquisition-related items, an estimated effective tax rate of 35% was applied and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development and foreign tax credits, compared to an effective tax rate of 35% for 2000. The Company expects that its effective tax rate, excluding the effect of acquisition-related items, will remain relatively consistent with and within the range of the effective tax rates in prior years. Changes in the tax rate can be affected by changes in the mix of international sales and changes in the amount of the research and development credits.

2000 Compared with 1999

     Revenues. The Company's revenues increased by $88.3 million, or 39%, during 2000 due primarily to higher sales of network systems products and services and secondarily to the inclusion of post-acquisition sales of IEX contact center products for the full year and higher sales of network diagnostics products.

     Revenues from network systems products increased by $70.8 million, or 48%, due primarily to higher sales of the Company's Eagle STP and local number portability products, increased upgrade and extensions sales, and higher sales of the Company's IP7 products.

     Revenues from network diagnostics products increased by $6.2 million, or 11%, due to higher sales of the Company's MGTS i3000 diagnostic system.

     Revenues from contact center products increased by $11.2 million, or 53%, compared to 1999, which only included sales following the May 1999 acquisition, and increased sales on a full-year comparison basis of TotalView Workforce Management products.

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

     Gross Profit. Gross profit as a percentage of revenues decreased to 62.4% in 2000 compared with 62.9% in 1999. The decrease in gross margin was primarily due to the increase in amortization of purchased technology, primarily in connection with the acquisition of IEX, for twelve months in 2000 compared to eight months of such amortization in 1999. Excluding the amortization of purchased technology related to the IEX acquisition, gross profit as a percentage of sales was essentially flat at 65.6% in 2000 compared to 65.7% in 1999. In 2000, the Company also recorded a non-recurring charge of $2.9 million to write-down inventory related to the IEX network switch product line.

     Research and Development. Research and development expenses increased overall by $12.2 million, or 29%, and decreased as a percentage of revenues to 17.3% in 2000 from 18.7% in 1999. The dollar increase was attributable principally to increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements for both network systems and network diagnostics products, primarily related to the Company's continued development of products to address the IP/SS7 and Media Gateway Controller, or "softswitch," markets.

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

Liquidity and Capital Resources

General

     During 2001, cash and cash equivalents increased by $26.5 million to $92.2 million, after $45.1 million net purchases of short-term and long-term investments, other than investments in privately-held companies. Operating activities, net of the effects of exchange rate changes on cash, provided $96.4 million. Financing activities, which represented proceeds from the issuance of Common Stock upon the exercise of options and warrants, provided $12.8 million, and investing activities, excluding net purchases of short-term and long-term investments other than equity investments in privately-held companies, used $37.6 million primarily for capital expenditures and investments in privately-held companies.

     During 2001 and 2000, the Company financed net working capital and capital expenditure requirements principally from operations, available cash and proceeds from the issuance of Common Stock upon the exercise of options and warrants.

     Cash flow from operating activities was comprised mainly of net loss adjusted for depreciation, amortization and tax benefits related to stock options exercised, a decrease in accounts receivable and an increase in deferred revenue. Net accounts receivables decreased by

34% during 2001 due primarily to a decrease in revenues in the fourth quarter of 2001 compared to 2000 and strong collections activity.

     Capital expenditures of $20.5 million during 2001 represented the planned addition of equipment principally for research and development, manufacturing operations and a Company wide information system.

     The Company has a $20.0  million line of credit with a U.S.  bank and lines
of  credit   aggregating  $2.3  million  available  to  the  Company's  Japanese subsidiary from various Japan-based banks.

     The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (4.75% at December 31, 2001), and expires on October 31, 2002, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

     The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.3 million with interest at Japan's prime rate (1.375% at December 31, 2001) plus 0.125% per annum, which expire between February 2002 and August 2002, if not renewed. There have been no borrowings under these lines of credit.

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

     During 2001, a significant portion of our cash inflows were generated by our operations. Because our operating results may fluctuate significantly, as a result of decrease in customer demand or decrease in the acceptance of our future products, our ability to generate positive cash flow from operations may be jeopardized.

Future payments due under debt and lease obligations as of December 31, 2001 (in thousands):

                                    3.25%
                                 Convertible           Non
                                Subordinated       Cancelable
                                  Notes due         Operating
                                  2004 (1)           Leases             Total
                                 ----------        ----------        ----------
     2002                        $       --        $    6,910        $    6,910
     2003                                --             7,382             7,382
     2004                           135,000             5,760           140,760
     2005                                --             4,678             4,678
     2006                                --             4,758             4,758
     2007 and thereafter                 --            20,655            20,655
                                 ----------        ----------        ----------
                                 $  135,000        $   50,143        $  185,143
                                 ==========        ==========        ==========

     (1) In 2002, 2003 and 2004 the Company will make interest payments of $4.4 million, $4.4 million and $3.7 million, respectively.

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

Foreign Exchange

     International operations are subject to certain opportunities and risks, including currency fluctuations. In 2001, 2000, and 1999, the percentages by which weighted average exchange rates for the Japanese yen strengthened (weakened) against the U.S. dollar were (11%), (3%) and 15%, respectively.

     The change in cumulative translation adjustments in 2001 was due primarily to the weakening of the Japanese yen against the U.S. dollar when comparing the exchange rate at December 31, 2001, to that of December 31, 2000. Realized exchange gains (losses) are recorded in the period when incurred, and amounted to ($849,000), ($492,000) and $79,000 in 2001, 2000, and 1999, respectively.
Exchange gains and losses include foreign currency transactions and the settlement of intercompany balances.

Financial Risk

     The Company's international sales are predominantly denominated in U.S. dollars, and therefore exposure to foreign currency exchange fluctuations on international sales is limited. In certain instances where the Company has entered into contracts which are denominated in foreign currencies, the Company has obtained foreign currency forward and option contracts, principally denominated in Euros or British pounds, to offset the impact of currency rates on accounts receivable. The Company had no forward or option contracts outstanding as of December 31, 2001. The notional amount of the forward and option contracts outstanding was $10.0 million at December 31, 2000. The fair value of the forward contracts and options and premiums paid for the options were not material. The Company does not enter into derivative instrument transactions for trading or speculative purposes. The Company does not hedge foreign currencies in a manner that would entirely eliminate the effects of the changes in foreign currency rates on the Company's consolidated net income. The Company does not typically hedge its exposure to the Japanese Yen, which is the functional currency for the Company's Japanese subsidiary.

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

     With respect to trade receivables, the Company sells network systems, communications diagnostic systems and contact center systems worldwide primarily to telephone operating companies, equipment manufacturers and corporations that use its systems to design, install, maintain, test and operate communications equipment and networks. Credit is extended based on an evaluation of each customer's financial condition, and generally collateral is not required. Generally, payment terms stipulate payment within 90 days of shipment and currently, the Company does not engage in leasing or other customer financing arrangements. Many of the Company's international sales are secured with import insurance or letters of credit to mitigate credit risk. Although the Company has processes in place to monitor and mitigate credit risk, there can be no assurance that such programs will be effective in eliminating such risk. Historically, credit losses have been within management's expectations and relatively insignificant. The Company's exposure to credit risk has increased as a result of weakened financial conditions in certain market segments such as the Competitive Local Exchange Carrier segment. Credit losses for such customers have been provided for in the financial statements. Future losses, if incurred, could harm the Company's business and have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142 on January 1, 2002, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. Amortization of goodwill in 2001 was $19.1 million and the unamortized balance of goodwill was $44.7 million as of December 31, 2001. The Company is currently evaluating the provisions of SFAS No. 142 and their potential impact on the Company's consolidated financial statements.

     In  August  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the
Impairment  or  Disposal  of  Long-Lived   Assets,"  which  addresses  financial
accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. The adoption date for SFAS No. 144 was effective January 1, 2002 and its impact will be evaluated in conjunction with SFAS No. 142 as discussed above.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's international sales are predominantly denominated in U.S. dollars, and therefore exposure to foreign currency exchange fluctuations on international sales is limited. In certain instances where the Company has entered into contracts which are denominated in foreign currencies, the Company has obtained foreign currency forward and option contracts, principally denominated in Euros or British pounds, to offset the impact of currency rates on accounts receivable. The Company had no forward or option contracts outstanding as of December 31, 2001. The notional amount of the forward and option contracts outstanding was $10.0 million at December 31, 2000. The fair value of the forward contracts and options and premiums paid for the options were not material. The Company does not enter into derivative instrument transactions for trading or speculative purposes. The Company does not hedge foreign currencies in a manner that would entirely eliminate the effects of the changes in foreign currency rates on the Company's consolidated net income. The Company does not typically hedge its exposure to the Japanese Yen, which is the functional currency for the Company's Japanese subsidiary.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2002, entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be filed with the Commission.

Item 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2002, entitled "Election of Directors - Compensation of Directors," "Executive Compensation and Other Information," "Board of Directors and Compensation Committee Reports on Executive Compensation" and "Performance Graph," to be filed with the Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2002, entitled "Common Stock Ownership of Principal Shareholders and Management," to be filed with the Commission.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2002, entitled "Certain Relationships and Related Transactions," to be filed with the Commission.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this Report:

                                                                           Page
     1.   Consolidated Financial Statements                                ----

        o Report of Independent Accountants                                F-1

        o Consolidated Statements of Operations for each of the
          three years in the period ended December 31, 2001                F-2

        o Consolidated Balance Sheets as of December 31, 2001 and
          2000                                                             F-3

        o Consolidated Statements of Cash Flow for each of the
          three years in the period ended December 31, 2001                F-4

        o Consolidated Statements of Shareholders' Equity for each
          of the three years in the period ended December 31, 2001         F-6

        o Consolidated Statements of Comprehensive Income for each
          of the three years in the period ended December 31, 2001         F-7

        o Notes to Consolidated Financial Statements                       F-8

     2.   Consolidated Financial Statement Schedule

        o Report of Independent Accountants on Financial Statement
          Schedule                                                         S-1

        o Schedule II Valuation and Qualifying Accounts and
          Reserves for each of the three year in the period ended
          December 31, 2001                                                S-2

Schedules which are not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

     3.   List of Exhibits

     Exhibit
     Number    Exhibit
     ------    -------

     3.1       Amended and Restated Articles of Incorporation(1)

     3.2       Bylaws, as amended(2)

     4.1 Rights Agreement dated as of August 25, 1997 between the Registrant and U.S. Stock Transfer Corporation as Rights Agent(3)

     4.2 Indenture dated as of November 2, 1999 between the Registrant and Bankers Trust Company as Trustee, including form of the Registrant's 3.25% Convertible Subordinated Discount Notes due 2004(4)

     4.3 Registration Rights Agreement dated as of November 2, 1999 among the Registrant, Deutsche Bank Securities Inc. and Warburg Dillon Read LLC(4)

     10.1 Amended and Restated 1984 Stock Option Plan, including forms of stock option agreements(5) (6)

     10.2 Amended and Restated Non-Employee Director Equity Incentive Plan, including form of nonstatutory stock option agreement(5), as amended February 21, 1996(6) (7)

     10.3 1994 Stock Option Plan, including forms of stock option agreements(8), as amended February 4, 1995(9), March 3, 1995(9), January 27, 1996(7), February 26, 1997(10), March 19, 1997(10),
               March 20, 1998(11), March 19, 1999(12), March 23, 2000 (13) and
               May 18, 2001 (6) (14)

     10.4 Form of Indemnification Agreement between the Registrant and all directors of the Registrant(6) (15)

     10.5 Lease Agreement dated as of February 8, 1988 between the Registrant and State Street Bank and Trust Company of California, N.A., not individually, but solely as an Ancillary Trustee for State Street Bank and Trust Company, a Massachusetts banking corporation, not individually, but solely as Trustee for the AT&T Master Pension Trust, covering the Company's principal facilities in Calabasas, California(16)

     10.6 Officer Severance Plan, including form of Employment Separation Agreement(17), as amended March 8, 1999( 18 ) and February 4, 2000(6) (19)

     10.7 Employee Stock Purchase Plan, including form of subscription agreement (7), as amended May 18, 2001 (6) (14)

     10.8 Warrants to purchase shares of the Registrant's Common Stock and Schedule of Warrantholders(6) (20)

     10.9 Stock Award Agreement dated February 17, 1998 between the Registrant and Michael Margolis(6) (21)

     10.10 Lease Agreement dated as of November 6, 1998 between the Registrant and Weeks Realty, L.P., covering certain of the Registrant's facilities in Morrisville, North Carolina(18) as amended by First Amendment thereto dated May 27, 1999, Second Amendment thereto dated October 1, 1999, Third Amendment thereto dated November 30, 1999, and Fourth Amendment thereto dated July 19, 2000 (22)

     10.11 Loan Agreement and Promissory Note dated October 31, 2001 between the Registrant and Union Bank of California

     10.12 Lease Agreement as of July 19, 2000 between the Registrant and Duke Construction Limited Partnership covering certain of the Company's facilities in Morrisville, North Carolina (22)

     10.13 Nonstatutory Stock Option Agreement dated February 1, 2001 between the Registrant and Frederick M. Lax (6) (23)

     10.14 Stock Award Agreement dated February 1, 2001 between the Registrant and Frederick M. Lax (6) (23)

     10.15 Employment Offer Letter dated November 15, 2001 between the Registrant and Lori A. Craven

     10.16 Employment Offer Letter dated November 15, 2001 between the Registrant and Daniel B. Walters

     21.1      Subsidiaries of the Registrant

     23.1      Consent of PricewaterhouseCoopers LLP

---------------------
(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1998.

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

(14) Incorporate by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2001.

(15) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1987.

(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1988.

(17) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1993.

(18) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1998.

(19) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1999.

(20) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-37843) filed with the Commission on October 14, 1997.

(21) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 1998.

(22) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2000.

(23) Incorporated by reference to the Registrant's Quarterly Report on 10-Q (File No. 0-15135) for the quarter ended March 31, 2001.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2001.

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

                                    TEKELEC


                                    By: /s/ Michael L. Margolis
                                        --------------------------------------
                                            Michael L. Margolis, President and
                                            Chief Executive Officer
Dated: March 28, 2002

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                           Title                           Date
    ---------                           -----                           ----

/s/ Jean-Claude Asscher         Chairman of the Board             March 28, 2002
-------------------------
    Jean-Claude Asscher


/s/ Michael L. Margolis         President, Chief Executive        March 28, 2002
-------------------------       Officer and Director
    Michael L. Margolis


/s/ Robert V. Adams             Director                          March 28, 2002
-------------------------
    Robert V. Adams


/s/ Daniel L. Brenner           Director                          March 28, 2002
-------------------------
    Daniel L. Brenner


/s/ Howard Oringer              Director                          March 28, 2002
-------------------------
    Howard Oringer


/s/ Jon F. Rager                Director                          March 28, 2002
-------------------------
    Jon F. Rager


/s/ Paul J. Pucino              Vice President and Chief          March 28, 2002
-------------------------       Financial Officer
    Paul J. Pucino              (Principal Financial and
                                Chief Accounting Officer)

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF TEKELEC

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, shareholders' equity, and comprehensive income (loss) present fairly, in all material respects, the financial position of Tekelec and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
Los Angeles, California
January 29, 2002

                                     Tekelec
                      Consolidated Statements of Operations

                                                                        For the Years Ended December 31,
                                                                  --------------------------------------------
                                                                     2001             2000             1999
                                                                  --------------------------------------------
Revenues ....................................................     $  312,451       $  314,334       $  226,068
Cost of Sales:
     Cost of goods sold .....................................        103,043          108,001           77,389
     Amortization of purchased technology ...................         10,324           10,135            6,397
                                                                  ----------       ----------       ----------
         Total cost of sales ................................        113,367          118,136           83,786
                                                                  ----------       ----------       ----------
         Gross profit .......................................        199,084          196,198          142,282
                                                                  ----------       ----------       ----------
Operating expenses:
     Research and development ...............................         71,851           54,466           42,289
     Selling, general and administrative ....................        105,620           89,043           64,294
     Amortization of goodwill and other intangibles .........         21,664           21,920           15,863
     Acquired in-process research and development and
          other acquisition-related charges .................             --               --            6,830
     Restructuring ..........................................             --               --            1,800
                                                                  ----------       ----------       ----------
        Total operating expenses ............................        199,135          165,429          131,076
                                                                  ----------       ----------       ----------
Income  (Loss) from operations ..............................            (51)          30,769           11,206
Interest and other income (expense):
     Interest income ........................................          8,893            8,085            4,230
     Interest expense .......................................         (8,955)          (8,739)          (4,914)
     Other, net .............................................           (703)            (493)            (293)
                                                                  ----------       ----------       ----------
        Total other income (expense) ........................           (765)          (1,147)            (977)
                                                                  ----------       ----------       ----------
Income (Loss) before provision for income taxes .............           (816)          29,622           10,229
     Provision for income taxes .............................          6,083           16,726            9,785
                                                                  ----------       ----------       ----------
        Net income (loss) ...................................     $   (6,899)      $   12,896       $      444
                                                                  ==========       ==========       ==========

Earnings (Loss) per share:
     Basic ..................................................     $    (0.12)      $     0.22       $     0.01
     Diluted ................................................          (0.12)            0.20             0.01
Weighted average number of shares outstanding:
     Basic ..................................................         59,574           57,823           54,931
     Diluted ................................................         59,574           64,123           58,690

See notes to consolidated financial statements

                                     Tekelec
                           Consolidated Balance Sheets

                                                                                          December 31,
                                                                                   --------------------------
                                                                                       2001            2000
                                                                                   --------------------------
                                                                                           (thousands)
                               Assets
Current assets:
     Cash and cash equivalents ...............................................     $   92,172      $   65,690
     Short-term investments, at fair value ...................................         68,608          81,723
     Accounts and notes receivable, less allowances
       2001 - $5,349; 2000 - $4,287 ..........................................         68,467         104,506
     Inventories .............................................................         21,317          25,868
     Deferred income taxes, net ..............................................         15,840          14,429
     Prepaid expenses and other current assets ...............................         16,417          11,596
                                                                                   ----------      ----------
       Total current assets ..................................................        282,821         303,812

Long-term investments, at fair value .........................................         70,200          12,000
Property and equipment, net ..................................................         34,759          31,700
Investments in privately-held companies ......................................         16,500              --
Deferred income taxes ........................................................          4,350           2,964
Other assets .................................................................          3,482           3,825
Intangible assets ............................................................         72,292         104,223
                                                                                   ----------      ----------
       Total assets ..........................................................     $  484,404      $  458,524
                                                                                   ==========      ==========

                      Liabilities and Shareholders' Equity
Current liabilities:
     Trade accounts payable ..................................................     $   16,903      $   16,750
     Accrued expenses ........................................................         22,583          22,784
     Accrued payroll and related expenses ....................................          9,986          12,063
     Current portion of deferred revenues ....................................         46,587          31,832
     Income taxes payable ....................................................          1,594           1,448
                                                                                   ----------      ----------
       Total current liabilities .............................................         97,653          84,877

Long-term convertible debt ...................................................        122,992         119,269
Deferred income taxes ........................................................          9,983          14,558
Long-term portion of deferred revenues .......................................          4,954           2,223
                                                                                   ----------      ----------
       Total liabilities .....................................................        235,582         220,927
                                                                                   ----------      ----------
Commitments and contingencies (Note M)

Shareholders' equity:
     Common stock, without par value, 200,000,000 shares authorized;
       issued and outstanding 2001-60,107,087; 2000-58,896,708 ...............        171,846         151,830
     Retained earnings .......................................................         78,525          85,424
     Accumulated other comprehensive income (loss) ...........................         (1,549)            343
                                                                                   ----------      ----------
       Total shareholders' equity ............................................        248,822         237,597
                                                                                   ----------      ----------
       Total liabilities and shareholders' equity ............................     $  484,404      $  458,524
                                                                                   ==========      ==========

See notes to consolidated financial statements

                                     Tekelec
                      Consolidated Statements of Cash Flows

                                                                                    For the Years Ended December 31,
                                                                               ------------------------------------------
                                                                                  2001            2000            1999
                                                                               ------------------------------------------
                                                                                               (thousands)
Cash flows from operating activities:
     Net income (loss) ....................................................    $   (6,899)     $   12,896      $      444
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Allowance for doubtful accounts ......................................         4,412           2,968             265
     Inventory provision ..................................................         3,448           4,393             760
     Depreciation .........................................................        17,315          11,846           8,519
     Amortization .........................................................        31,989          32,056          22,128
     Amortization of deferred financing costs .............................           819             812             132
     Write-offs of acquired in-process research and
       development ........................................................            --              --           6,000
     Non-cash portion of restructuring charge .............................            --              --             800
     Convertible debt accretion ...........................................         3,723           3,483             558
     Deferred income taxes ................................................        (7,478)        (11,008)         (4,742)
     Stock-based compensation .............................................           310             121             121
     Tax benefits related to stock options exercised ......................         6,943          22,457           2,009
     Changes in assets and liabilities: (excluding the effect
        of acquisition)
       Accounts and notes receivable ......................................        30,537         (22,860)        (18,722)
       Inventories ........................................................           596          (6,260)         (6,084)
       Income taxes receivable ............................................            --              --           3,478
       Prepaid expenses and other current assets ..........................        (4,844)         (6,472)         (1,182)
       Trade accounts payable .............................................           803           1,195           3,383
       Accrued expenses ...................................................           (16)          3,749           5,798
       Accrued payroll and related expenses ...............................        (2,010)          3,187          (4,442)
       Deferred revenues ..................................................        17,486          (3,812)         11,328
       Income taxes payable ...............................................           229             879             149
                                                                               ----------      ----------      ----------
         Total adjustments ................................................       104,262          36,734          30,256
                                                                               ----------      ----------      ----------
         Net cash provided by operating activities ........................        97,363          49,630          30,700
                                                                               ----------      ----------      ----------
Cash flows from investing activities:
     Purchase of available-for-sale securities ............................      (257,472)       (115,964)        (52,737)
     Proceeds from maturity of available-for-sale
       securities .........................................................       212,387          82,234          81,842
     Purchase of investments in privately-held companies ..................       (16,500)             --              --
     Payments in connection with acquisition, net of cash
       acquired ...........................................................            --              --         (49,087)
     Purchase of property and equipment ...................................       (20,473)        (21,990)        (13,948)
     Purchase of technology ...............................................           (59)           (573)         (1,561)
     Increase in other assets .............................................          (530)           (399)         (3,615)
                                                                               ----------      ----------      ----------
         Net cash used in investing activities ............................       (82,647)        (56,692)        (39,106)
                                                                               ----------      ----------      ----------
Cash flows from financing activities:
     Repayments of short-term notes .......................................            --              --        (100,000)
     Net proceeds from issuance of convertible debt .......................            --              --         115,228
     Proceeds from issuance of common stock ...............................        12,763          27,867           6,452
                                                                               ----------      ----------      ----------
         Net cash provided by financing activities ........................        12,763          27,867          21,680
                                                                               ----------      ----------      ----------
Effect of exchange rate changes on cash ...................................          (997)         (1,786)          1,465
                                                                               ----------      ----------      ----------
         Net increase in cash and cash
           equivalents ....................................................        26,482          19,019          14,739
                                                                               ----------      ----------      ----------
Cash and cash equivalents at beginning of the year ........................        65,690          46,671          31,932
                                                                               ----------      ----------      ----------
Cash and cash equivalents at end of the year ..............................    $   92,172      $   65,690      $   46,671
                                                                               ==========      ==========      ==========

See notes to consolidated financial statements

                                     Tekelec
                Consolidated Statements of Cash Flows (Continued)

                                                                         For the Years Ended December 31,
                                                                  ----------------------------------------------
                                                                    2001               2000               1999
                                                                  ----------------------------------------------
                                                                                    (thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
       Interest ............................................      $  4,398           $  4,420           $  3,471
       Income taxes ........................................         6,210              7,140              8,248

Supplemental disclosure of non-cash flow activity:
Notes payable issued in connection with acquisition ........            --                 --            100,000
Assets and liabilities recognized in connection with
acquisition:
       Accounts receivable .................................            --                 --              9,957
       Other current assets ................................            --                 --             13,261
       Investments .........................................            --                 --              7,255
       Property and equipment ..............................            --                 --              3,490
       Other assets ........................................            --                 --                169
       Intangibles .........................................            --                 --             61,000
       Goodwill ............................................            --                 --             95,274
       Accounts payable ....................................            --                 --              1,515
       Other current liabilities ...........................            --                 --             22,929
       Deferred income tax liability .......................            --                 --             22,875

See notes to consolidated financial statements

                                     Tekelec
                 Consolidated Statements of Shareholders' Equity

                                                               Common Stock                           Accumulated
                                                          -----------------------                     Other            Total
                                                          Number                         Retained     Comprehensive    Shareholders'
                                                          of Shares       Amount         Earnings     Income (Loss)    Equity
------------------------------------------------------------------------------------------------------------------------------------

                                                                                       (thousands)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                 54,329       $  92,803       $  72,084        $     890        $ 165,777
     Exercise of stock options
       and warrants and issuance
       of shares under employee
       stock purchase plan                                  1,384           6,452              --               --            6,452
       Issuance of restricted stock,
           net of unearned compensation                        --             121              --               --              121
     Stock option tax benefits                                 --           2,009              --               --            2,009
     Translation adjustment                                    --              --              --            1,792            1,792
     Net income                                                --              --             444               --              444
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                 55,713       $ 101,385       $  72,528        $   2,682        $ 176,595
     Exercise of stock options
       and warrants and issuance
       of shares under employee
       stock purchase plan                                  3,184          27,867              --               --           27,867
     Compensation related to vesting
         of restricted stock                                   --             121              --               --              121
     Stock option tax benefits                                 --          22,457              --               --           22,457
     Translation adjustment                                    --              --              --           (2,339)          (2,339)
     Net income                                                --              --          12,896               --           12,896
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                                 58,897       $ 151,830       $  85,424        $     343        $ 237,597

     Exercise of stock options
       and warrants and issuance
       of shares under employee
       stock purchase plan                                  1,180          12,763              --               --           12,763
     Compensation related to vesting
       of restricted stock                                     30             310              --               --              310
     Stock option tax benefits                                 --           6,943              --               --            6,943
     Translation adjustment                                    --              --              --           (1,892)          (1,892)
     Net loss                                                  --              --          (6,899)              --           (6,899)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                                 60,107       $ 171,846       $  78,525        $  (1,549)       $ 248,822
====================================================================================================================================

See notes to consolidated financial statements

                                     Tekelec
             Consolidated Statements of Comprehensive Income (Loss)

                                                                For the Years Ended December 31,
                                                            --------------------------------------
                                                              2001           2000           1999
                                                            --------------------------------------
                                                                         (thousands)
Net income (loss) ....................................      $ (6,899)      $ 12,896       $    444

Other comprehensive income (loss):
     Foreign currency translation adjustments ........        (1,892)        (2,339)         1,792
                                                            --------       --------       --------
Comprehensive income (loss) ..........................      $ (8,791)      $ 10,557       $  2,236
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

Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated. Certain items shown in the December 31, 2000 and 1999 financial statements have been reclassified to conform with the current period presentation.

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

Investments

     The Company's marketable securities are classified as available-for-sale securities and are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders' equity. At December 31, 2001 and 2000, net unrealized gains or losses on available-for-sale securities were not significant. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are reported in other income and expense, and were not significant for 2001, 2000 and 1999.

     The Company also invests in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as long-term assets and are accounted for under the cost method as the Company does not have the ability to exercise significant influence over operations. The Company monitors its investments for impairment and records reductions in carrying values when necessary.

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

Long-Term Assets

     The Company identifies and records impairment on long-lived assets, including goodwill that is not identified with an impaired asset, when events and circumstances indicate that such assets have been impaired. Events and circumstances that may indicate that an asset is impaired include: significant decreases in the fair market value of an asset, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the operating model or strategy and competitive forces.

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

Product Warranty Costs

     The Company generally warrants its products against defects in materials and workmanship for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. At December 31, 2001 and 2000, accrued product warranty costs amounted to $5.5 million and $3.4 million, respectively, and are included in accrued expenses.

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

Advertising

     Advertising costs are expensed as incurred and amounted to $1.1 million, $1.6 million and $1.4 million for 2001, 2000 and 1999, respectively.

Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of

Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services." See Note Q.

Foreign Currency

     Translation of foreign currencies is accounted for using the local currency as the functional currency of the Company's foreign subsidiaries. All assets and liabilities are translated at exchange rates in effect on the balance sheet dates while revenues and expenses are translated at average rates in effect for the period. The resulting gains and losses are included in a separate component of shareholders' equity. Realized gains (losses) on foreign currency transactions are reflected in net income (loss) and amounted to ($849,000), ($492,000), and $79,000 for 2001, 2000 and 1999, respectively.

Earnings Per Share

     Earnings per share are computed using the weighted average number of shares outstanding and dilutive Common Stock equivalents (options and warrants), in accordance with SFAS No. 128, "Earnings per Share."

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142 on January 1, 2002, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. Amortization of goodwill in 2001 was $19.1 million and the unamortized balance of goodwill was $44.7 million as of December 31, 2001. The Company is currently evaluating the provisions of SFAS No. 142 and their potential impact on the Company's consolidated financial statements.

     In  August  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the
Impairment  or  Disposal  of  Long-Lived   Assets,"  which  addresses  financial
accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. The adoption date for SFAS No. 144 was effective January 1, 2002 and its impact will be evaluated in conjunction with SFAS No. 142 as discussed above.

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

                                                                   (thousands)
     In-process research and development .......................   $   6,000
     Developed and existing technology .........................      48,000
     Other intangibles .........................................      13,000
     Goodwill ..................................................      95,274
     Tangible assets acquired ..................................      50,045
     Deferred income tax liabilities associated with
       certain intangible assets ...............................     (22,875)
     Liabilities assumed .......................................     (24,444)
                                                                   ---------
                                                                   $ 165,000
                                                                   =========

     Based on a third party appraisal, management determined that $6.0 million of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. This amount was recorded as a non-recurring expense in the second quarter of 1999. Amortization expense of purchased technology and other intangible assets resulting from the acquisition amounted to $26.7 million and $26.8 million, net of amortization of associated deferred income tax liabilities of $4.6 million and $4.7 million, for 2001 and 2000, respectively.

NOTE C -- FAIR VALUE OF INVESTMENTS

     The Company had short-term investments in corporate debt securities with original maturities of less than 90 days whose carrying amounts approximate their fair values because of their short maturities. These short-term investments are included in cash and cash equivalents, are classified as held-to-maturity securities and amounted to $53.4 million at December 31, 2000. The Company did not have any of these types of securities at December 31, 2001.

     The  Company  also  had   investments   classified  as   available-for-sale
securities included in short-term and long-term investments, categorized as follows:

                                                                                        December 31,
                                                                                   ----------------------
                                                                                     2001          2000
                                                                                   ----------------------
                                                                                         (thousands)
Type of Security:
Corporate debt securities with maturities of less than one year .................  $ 68,608      $ 59,723
U.S. government securities with maturities of less than one year ................        --        22,000
                                                                                   --------      --------
Total short-term investments ....................................................    68,608        81,723
U.S. government securities with maturities of between one and three years .......    70,200        12,000
                                                                                   --------      --------
                                                                                   $138,808      $ 93,723
                                                                                   ========      ========

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

     With respect to trade receivables, the Company sells network systems, communications diagnostic systems and contact center systems worldwide primarily to telephone operating companies, equipment manufacturers and corporations that use its systems to design, install, maintain, test and operate communications equipment and networks. Credit is extended based on an evaluation of each customer's financial condition, and generally collateral is not required. Generally, payment terms stipulate payment within 90 days of shipment and currently, the Company does not engage in leasing or other customer financing arrangements. Many of the Company's international sales are secured with import insurance or letters of credit to mitigate credit risk. Although the Company has processes in place to monitor and mitigate credit risk, there can be no assurance that such programs will be effective in eliminating such risk. Historically, credit losses have been within management's expectations and relatively insignificant. The Company's exposure to credit risk has increased as a result of weakened financial conditions in certain market segments such as the Competitive Local Exchange Carrier segment. Credit losses for such customers have been provided for in the financial statements. Future losses, if incurred, could harm the Company's business and have a material adverse effect on the Company's financial position, results of operations or cash flows.

     The Company's international sales are predominantly denominated in U.S. dollars, and therefore exposure to foreign currency exchange fluctuations on international sales is limited. In certain instances where the Company has entered into contracts which are denominated in foreign currencies, the Company has obtained foreign currency forward and option contracts, principally denominated in Euros or British pounds, to offset the impact of currency rates on accounts receivable. The Company had no forward or option contracts outstanding as of

December 31, 2001. The notional amount of the forward and option contracts outstanding was $10.0 million at December 31, 2000. The fair value of the forward contracts and options and premiums paid for the options were not material. The Company does not enter into derivative instrument transactions for trading or speculative purposes. The Company does not hedge foreign currencies in a manner that would entirely eliminate the effects of the changes in foreign currency rates on the Company's consolidated net income. The Company does not typically hedge its exposure to the Japanese Yen, which is the functional currency for the Company's Japanese subsidiary.

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

NOTE E -- RELATED PARTY TRANSACTIONS

     As of December 31, 2001, the Company's principal shareholder and the Company's Chairman (the "Chairman") of the Board of Directors and his family owned an aggregate of approximately 24% of the Company's outstanding stock.

     The following is a summary of transactions and balances with foreign affiliates controlled by the Chairman. In April 2000, these foreign affiliates were sold to an unrelated company. Sales transacted subsequent to the sale of the former affiliates and amounts due are no longer considered related party transactions:

                                                 2001         2000         1999
                                                ------       ------       ------
                                                           (thousands)
Product sales ...........................       $   --       $  918       $3,319
Director's fees and expenses ............           51           55           66
Due from affiliates .....................           --           --        1,847

The amounts due from affiliates were non-interest bearing.

     The Company's Japanese subsidiary purchases, for resale, products under a distribution arrangement from an affiliate controlled by a director. The following is a summary of transactions and balances with an affiliated company controlled by a director:

                                                 2001         2000         1999
                                                ------       ------       ------
                                                           (thousands)
Purchases from related party ............       $2,165       $1,581       $  443
Due to related party ....................          168           11           19

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

                 (thousands)
     Severance pay ...........................   $  700
     Other accrued expenses ..................      300
     Inventory ...............................      350
     Fixed assets ............................      200
     Other assets ............................      250
                                                 ------
                                                 $1,800
                                                 ======

     At December 31, 1999, all 27 employees had been terminated, and all severance costs and other accrued expenses had been paid.

NOTE G -- INCOME TAXES

     The provision for income taxes consists of the following:

                                              For the Years Ended December 31,
                                           ------------------------------------
                                             2001          2000          1999
                                           ------------------------------------
                                                       (thousands)
Current:
     Federal .........................     $ 10,219      $ 22,057      $  9,991
     State ...........................        1,882         5,175         2,683
     Foreign .........................        1,353           460           454

Deferred:
     Federal .........................       (6,732)      (11,152)       (2,981)
     State ...........................         (623)          124          (414)
     Foreign .........................          (16)           62            52
                                           --------      --------      --------
                                           $  6,083      $ 16,726      $  9,785
                                           ========      ========      ========

     The components of temporary differences that gave rise to deferred taxes at December 31, 2001 and 2000 are as follows:

                                                                December 31,
                                                           --------------------
                                                              2001        2000
                                                           --------------------
                                                                (thousands)
Deferred tax assets:
     Allowance for doubtful accounts ..................    $  2,069    $  1,646
     Inventory adjustments ............................       1,315       3,181
     Depreciation and amortization ....................         503         (74)
     Research and development credit carryforward .....       4,428       3,738
     Net operating loss carryforward ..................          --          70
     Accrued liabilities ..............................       8,856       6,981
     Warranty accrual .................................       2,317       1,466
     Other ............................................         702         385
                                                           --------    --------
     Total deferred tax asset .........................      20,190      17,393
Current portion .......................................      15,840      14,429
                                                           --------    --------
Long-term portion .....................................    $  4,350    $  2,964
                                                           ========    ========

Deferred tax liability:
     Acquisition-related intangible assets ............    $  9,983    $ 14,558
Current portion .......................................          --          --
                                                           --------    --------
Long term portion .....................................    $  9,983    $ 14,558
                                                           ========    ========

     The Company has not provided a valuation allowance for its deferred tax assets, based on management's assessment of the Company's ability to utilize its deferred tax assets. Realization of the deferred tax assets of $20.2 million is dependent on the extent of the Company's income in carryback years and on the Company generating sufficient taxable income in the future. Although realization is not assured, the Company believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced. In connection with the acquisition of IEX in 1999, the Company recorded deferred income tax liabilities of $22.9 million associated with certain intangible assets. These deferred income tax liabilities are amortized on a straight-line basis and amounted to $10.0 million at December 31, 2001.

     The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

                                                                     For the Years Ended December 31,
                                                                ----------------------------------------
                                                                  2001            2000            1999
                                                                ----------------------------------------
                                                                               (thousands)
Federal statutory provision ................................    $   (285)       $ 10,368        $  3,580
State taxes, net of federal benefit ........................       1,122           2,922           1,474
Research and development credits ...........................      (1,844)         (1,647)         (1,531)
Nontaxable foreign source income ...........................        (322)         (1,281)           (507)
Acquisition-related intangible assets, net of related
   deferred income tax liability ...........................       6,367           6,360           6,204
Foreign taxes and other ....................................       1,045               4             565
                                                                --------        --------        --------
Actual income tax provision ................................    $  6,083        $ 16,726        $  9,785
                                                                ========        ========        ========
Effective tax rate .........................................      (748.2%)          56.5%           95.7%

     At December 31, 2001, the Company had available federal research and development credit carryforwards of $3.2 million, which will begin to expire, if unused, in the year 2019 and

$1.2 million of state research and development credit carryforwards which will begin to expire, if unused, in the year 2003.

     The Company has not provided for federal income taxes on $12.3 million of undistributed earnings of its foreign subsidiaries that have been reinvested in their operations.

NOTE H -- INVENTORIES

     The components of inventories are:

                                                               December 31,
                                                         ----------------------
                                                            2001         2000
                                                         ----------------------
                                                               (thousands)
Raw materials ........................................   $   8,490    $  10,701
Work in process ......................................       2,530        2,497
Finished goods .......................................      10,297       12,670
                                                         ---------    ---------
                                                         $  21,317    $  25,868
                                                         =========    =========

     In 2000, the Company wrote-down $2.9 million of potentially obsolete inventory related to its IEX network switch product line.

NOTE I -- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                               December 31,
                                                         ----------------------
                                                            2001         2000
                                                         ----------------------
                                                               (thousands)
Manufacturing and development equipment ..............   $  52,674    $  43,507
Furniture and office equipment .......................      27,990       21,084
Demonstration equipment ..............................       5,053        3,213
Leasehold improvements ...............................       8,525        7,026
                                                         ---------    ---------
                                                            94,242       74,830
     Less, accumulated depreciation and amortization .     (59,483)     (43,130)
                                                         ---------    ---------
                                                         $  34,759    $  31,700
                                                         =========    =========

NOTE J - INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                               December 31,
                                                         ----------------------
                                                            2001         2000
                                                         ----------------------
                                                               (thousands)
Goodwill .............................................   $  95,274    $  95,274
Purchased technology .................................      50,193       50,285
Other ................................................      13,000       13,000
                                                         ---------    ---------
                                                           158,467      158,559
     Less, accumulated amortization ..................     (86,175)     (54,336)
                                                         ---------    ---------
              Intangible assets, net .................   $  72,292    $ 104,223
                                                         =========    =========

NOTE K -- LINES OF CREDIT AND BORROWINGS

     The Company has a $20.0  million line of credit with a U.S.  bank and lines
of  credit   aggregating  $2.3  million  available  to  the  Company's  Japanese subsidiary from various Japan-based banks.

     The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (4.75% at December 31, 2001), and expires on October 31, 2002, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

     The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $2.3 million with interest at Japan's prime rate (1.375% at December 31, 2001) plus 0.125% per annum, which expire between February 2002 and August 2002, if not renewed. There have been no borrowings under these lines of credit.

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

     The notes were issued with a 14.65% discount and carry a cash interest (coupon) rate of 3.25%, payable on May 2 and November 2 of each year, commencing on May 2, 2000. The payment of the principal amount of the notes at maturity together with cash interest paid over the term of the notes represents a yield to maturity of 6.75% per year, computed on a semi-annual bond equivalent basis. Interest expense is computed based on the accretion of the discount, the accrual of the cash interest payment and the amortization of expenses related to the offering of these notes on a straight-line basis, and amounted to $8.9 and $8.7 million for 2001 and 2000, respectively, and approximately $1.4 million for the period of November 2, 1999 through December 31, 1999.

NOTE M -- COMMITMENTS AND CONTINGENCIES

     The Company leases its office and manufacturing facilities together with certain office equipment under operating lease agreements. Lease terms generally range from one to ten years; certain building leases contain options for renewal for additional periods and are subject to increases up to 10% every 24 months.

     Total rent expense was $6.4 million, $5.7 million and $4.0 million for 2001, 2000 and 1999, respectively.

     Minimum annual noncancelable lease commitments at December 31, 2001 are:

For the Years Ending December 31,
                                                     (thousands)
2002..............................................   $   6,910
2003..............................................       7,382
2004..............................................       5,760
2005..............................................       4,678
2006..............................................       4,758
Thereafter........................................      20,655
                                                     ---------
                                                     $  50,143
                                                     =========

NOTE N -- STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

     The Company has various stock option plans with maximum terms of ten years under which 40.5 million shares of the Company's Common Stock have been authorized and reserved for issuance. The terms of options granted under these option plans are determined at the time of grant, generally vest ratably over a one- to five-year period, and in any case the option price may not be less than the fair market value per share on the date of grant. Both incentive stock options and nonstatutory stock options can be issued under the option plans.

     The Company also has an Employee Stock Purchase Plan (ESPP), with a maximum term of ten years, the latest of which expires in the year 2006, and under which one million shares of the Company's Common Stock have been authorized and reserved for issuance. Eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of Common Stock at 85% of the lower of the market price per share at the beginning or end of each six-month offering period.

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

                                                      As Reported     Proforma
                                                      -----------    ----------
Year Ended December 31, 2001:
     Net loss ......................................   $   (6,899)   $  (41,484)
     Loss per share ................................        (0.12)        (0.70)

Year Ended December 31, 2000:
     Net income (loss) .............................   $   12,896    $   (7,737)
     Earnings (Loss) per share (diluted) ...........         0.20         (0.13)

Year Ended December 31, 1999:
     Net income ....................................   $      444    $  (11,864)
     Earnings (Loss) per share (diluted) ...........         0.01         (0.22)

     The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts, and additional awards in future years are anticipated.

     A summary of the status of the Company's stock options, as of December 31, 2001, 2000 and 1999, and the changes during the year ended on those dates are presented below (shares in thousands):

                                                                   2001                    2000                   1999
                                                          ---------------------------------------------------------------------
                                                                      Wgtd. Avg.              Wgtd. Avg.              Wgtd. Avg.
                                                           Shares    Exer. Price   Shares    Exer. Price    Shares   Exer. Price
                                                          ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of year ........................    11,600   $   18.88      10,949   $   10.79       8,438   $    8.90
Granted - price equals fair value .......................     4,546       24.86       4,769       30.70       4,932       12.07
Granted - price greater than fair value .................        --                      --                     123       16.44
Exercised ...............................................     1,013        9.33       2,950        8.00       1,187        3.72
Cancelled ...............................................       778       24.21       1,168       18.81       1,357       10.39
                                                          ---------               ---------               ---------
Outstanding at year-end .................................    14,355       21.17      11,600       18.88      10,949       10.79
                                                          =========               =========               =========

Options exercisable at year-end .........................     6,169                   3,813                   4,063
Options available for future grant ......................     3,869                   4,022                   4,823
Weighted average fair value of options granted
     during the year:
     Exercise price equals fair value at grant date ..... $   17.42               $   21.42               $    8.40
     Exercise price greater than fair value at
     grant date .........................................        --                      --                   10.88

     The following table summarizes information about stock options outstanding at December 31, 2001 (shares in thousands):

                                         Options Outstanding                       Options Exercisable
                                --------------------------------------         ---------------------------
                                              Wgtd. Avg.
                                   Number     Remaining      Wgtd.Avg.            Number        Wgtd. Avg.
                                Outstanding  Contractual     Exercise          Outstanding       Exercise
Range of Exercise Price         at 12/31/01      Life         Price            at 12/31/01        Price
----------------------------------------------------------------------------------------------------------
 $ 0.75   to   $ 3.13                 431        3.96        $ 2.52                 431          $ 2.52
   3.19   to     7.09               1,298        4.85          4.88               1,222            4.85
   8.19   to    14.94               2,714        6.93         12.31               1,332           12.43
  15.00   to    25.88               7,394        8.22         23.11               2,464           22.62
  27.56   to    39.50               2,059        8.73         33.82                 537           35.18
  45.75   to    52.19                 459        8.34         48.51                 183           48.59
                                   ------                                        ------
   0.75   to    52.19              14,355        7.61         21.17               6,169           17.28
                                   ======                                        ======

     The fair value of options granted during 2001, 2000 and 1999 is estimated as $52.0 million, $66.8 million and $24.7 million, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 92%, 89% and 79%, respectively, for 2001, 2000 and 1999, (iii) weighted average risk-free interest rates of 4.8%, 6.5% and 5.3% for 2001, 2000 and 1999, respectively, (iv) weighted average expected option lives of 4.5, 4.4 and 5.1 years for 2001, 2000 and 1999, respectively, and (v) assumed forfeiture rate of 34%, 35% and 42% for 2001, 2000 and 1999, respectively.

     During  2001,  2000 and 1999,  approximately  165,000,  110,000 and 198,000 shares, respectively, were purchased under the Company's ESPP at weighted average exercise prices of $18.95, $23.30 and $10.27, respectively. At December 31, 2001, 2000 and 1999, there were approximately 154,000, 119,000 and 229,000 shares, respectively, available for future grants. The weighted average fair values of ESPP shares granted in 2001, 2000 and 1999 were $9.23, $14.27 and $5.15 per share, respectively.

     The Company has a 401(k) tax-deferred savings plan under which eligible employees may authorize from 2% to 12% of their compensation to be invested in employee-elected investment funds managed by an independent trustee and under which the Company may contribute matching funds of up to 50% of the employees' payroll deductions. During 2001, 2000 and 1999, the Company's contributions amounted to $2.7 million, $2.4 million and $1.8 million respectively.

NOTE O -- EARNINGS PER SHARE

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the years ended December 31, 2001, 2000 and 1999:

                                                        Net Income        Shares         Per-Share
                                                       (Numerator)     (Denominator)      Amount
                                                       --------------------------------------------
For the Year Ended December 31, 2001:                      (thousands except per-share amounts)
Basic loss per share ...............................    $ (6,899)          59,574        $  (0.12)
Effect of Dilutive Securities - Stock
     Options and Warrants ..........................          --               --
                                                        --------         --------
Diluted loss per share .............................    $ (6,899)          59,574        $  (0.12)
                                                        ========         ========        ========

For the Year Ended December 31, 2000:

Basic earnings per share ...........................    $ 12,896           57,823        $   0.22
Effect of Dilutive Securities - Stock
     Options and Warrants ..........................          --            6,300
                                                        --------         --------
Diluted earnings per share .........................    $ 12,896           64,123        $   0.20
                                                        ========         ========        ========

For the Year Ended December 31, 1999:

Basic earnings per share ...........................    $    444           54,931        $   0.01
Effect of Dilutive Securities - Stock
     Options and Warrants ..........................          --            3,759
                                                        --------         --------
Diluted earnings per share .........................    $    444           58,690        $   0.01
                                                        ========         ========        ========

     The computation of diluted number of shares excludes unexercised stock options and warrants and potential shares issuable upon conversion of the Company's convertible subordinated discount notes that are anti-dilutive. The numbers of such shares excluded were 14.6 million, 8.2 million and 11.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     There were no transactions subsequent to December 31, 2001, which, had they occurred prior to January 1, 2002, would have changed materially the number of shares in the basic or diluted earnings per share computations.

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

The Company's operating segments and geographical information are as follows (in thousands):

Operating Segments

                                                                               Net Sales
                                                         -----------------------------------------------------
                                                             2001                 2000                  1999
                                                         -----------------------------------------------------
Network Systems ..................................       $ 210,467             $ 219,892             $ 148,814
Network Diagnostics ..............................          40,163                44,847                36,177
Contact Center ...................................          38,231                32,344                21,128
Japan Diagnostics ................................          27,309                26,513                21,890
Intercompany Eliminations ........................          (3,719)               (9,262)               (1,941)
     Total net sales .............................       $ 312,451             $ 314,334             $ 226,068

                                                                           Operating Income
                                                         -----------------------------------------------------
                                                             2001                 2000                  1999
                                                         -----------------------------------------------------
Network Systems(1) ...............................       $  46,206             $  64,364             $  38,552
Network Diagnostics(2) ...........................            (353)                9,112                 4,921
Contact Center ...................................          16,986                12,088                 9,068
Japan Diagnostics ................................             788                 2,515                 2,352
Intercompany Eliminations ........................             677                (2,424)                  114
General Corporate(3) .............................         (64,355)              (54,886)              (43,801)
                                                         ---------             ---------             ---------
     Total operating income (loss) ...............       $     (51)            $  30,769             $  11,206
                                                         =========             =========             =========

----------
     (1) Network Systems operating segment includes charges recorded in 2000 of $2,880 for the write-down of inventory related to the IEX network switch product line (See Note H), and $2,332 to record an allowance for doubtful accounts related to a bankruptcy filing by a certain customer.

     (2) Network Diagnostics operating segment reflects the $1,800 restructuring charge recorded in 1999 (See Note F).

     (3) General Corporate includes a non-recurring charge of $750 in connection with the settlement of a legal dispute in 2000 and acquisition-related charges and amortization of $31,264, $31,520 and $28,970 for 2001, 2000 and 1999
respectively.

Enterprise Wide Disclosures

     The following table sets forth, for the periods indicated, revenues from external customers by principal product line (in thousands):

                                                             2001                 2000                  1999
                                                         -----------------------------------------------------
Network Systems ..................................       $ 210,390             $ 219,554             $ 148,745
Network Diagnostics ..............................          63,830                62,436                56,195
Contact Center ...................................          38,231                32,344                21,128
                                                         ---------             ---------             ---------
     Total revenues from external customers ......       $ 312,451             $ 314,334             $ 226,068
                                                         =========             =========             =========

     The following table sets forth, for the periods indicated, revenues from external customers by geographic territory (in thousands):

                                                             2001                 2000                  1999
                                                         -----------------------------------------------------
North America ....................................       $ 227,743             $ 223,694             $ 173,590
Japan ............................................          27,030                25,663                22,034
Europe ...........................................          21,796                33,509                 9,717
Rest of World ....................................          35,882                31,468                20,727
                                                         ---------             ---------             ---------
     Total revenues from external customers ......       $ 312,451             $ 314,334             $ 226,068
                                                         =========             =========             =========

     The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets (in thousands):

                                                             2001                 2000                  1999
                                                         -----------------------------------------------------
United States ....................................       $ 112,478             $ 138,393             $ 160,109
Japan ............................................           1,454                 1,024                 1,175
Other ............................................             951                   331                   385
                                                         ---------             ---------             ---------
     Total long-lived assets .....................       $ 114,883             $ 139,748             $ 161,669
                                                         =========             =========             =========

     Sales to one customer accounted for 14% of the revenues for the year ended December 31, 2001 and included sales from all three operating segments. There were no customers accounting for 10% or more of revenues in 2000 and 1999.

NOTE Q -- COMMON STOCK

     Warrants: At December 31, 2001 and 2000, the Company had warrants outstanding to purchase an aggregate of 195,000 shares of its Common Stock, as more fully discussed below.

     In July 1997, the Company issued warrants to purchase a total of 360,000 shares of its Common Stock to five directors and one corporate officer at $14.08 per share. These warrants vest and become exercisable in 12 equal quarterly installments beginning on September 30, 1997. During 2001, none of these warrants were exercised and warrants to purchase 195,000 were outstanding at December 31, 2001. During 2000, warrants to purchase 124,000 shares were exercised, and warrants to purchase 195,000 shares were outstanding at December 31, 2000.

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

     In February 2001, the Company granted a restricted stock award of 30,000 shares of its Common Stock to a corporate officer in connection with the commencement of his employment. The restricted shares vest in four equal annual installments beginning in February 2001. This award was valued at $827,000, which is being recognized as stock-based compensation expense over the term of the award.

NOTE R -- QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                                                                                Quarters

For the Years Ended December 31,                                       First            Second             Third             Fourth
                                                                     --------------------------------------------------------------
                                                                                   (thousands, except per-share data)
2001

Revenues ...................................................         $ 84,315          $ 70,882          $ 77,475          $ 79,779
Gross profit ...............................................           55,042            47,089            47,216            49,737
Income (Loss) before provision for income
taxes ......................................................            4,555            (4,552)           (1,442)              623
Net income (loss) ..........................................            1,369            (4,551)           (2,530)           (1,187)
Earnings (Loss) per share:
     Basic .................................................         $   0.02          $  (0.08)         $  (0.04)         $  (0.02)
     Diluted ...............................................             0.02             (0.08)            (0.04)            (0.02)

2000

Revenues ...................................................         $ 60,062          $ 74,148          $ 83,755          $ 96,369
Gross profit ...............................................           37,769            46,594            53,912            57,923
Income (Loss) before provision for income
taxes ......................................................             (213)            5,790            12,230            11,815
Net income (loss) ..........................................           (1,802)            2,036             6,158             6,504
Earnings (Loss) per share:
     Basic .................................................         $  (0.03)         $   0.04          $   0.11          $   0.11
     Diluted ...............................................            (0.03)             0.03              0.10              0.10

     Typically a substantial portion of the Company's revenues in each quarter result from orders received in that quarter. Further, Tekelec typically generates a significant portion of its revenues for each quarter in the last month of the quarter. Tekelec establishes its expenditure levels based on its expectations as to future revenues, and if revenue levels were to fall below expectations this would cause expenses to be disproportionately high. Therefore, a drop in near-term demand would significantly affect revenues, causing a disproportionate reduction in profits or even losses in a quarter. Tekelec's quarterly operating results may fluctuate as a result of a number of factors, including general economic and political conditions (such as recessions in the U.S., Japan and Europe), capital spending patterns of Tekelec's customers, increased competition, variations in the mix of sales, fluctuation in proportion of foreign sales, and announcements of new products by Tekelec or its competitors.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF TEKELEC

     Our audits of the consolidated financial statements referred to in our report dated January 29, 2002 appearing in the Annual Report to Shareholders of Tekelec (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule appearing on page S-2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 28, 2002

                                     TEKELEC
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

   Column A                               Column B                      Column C                     Column D             Column E
-----------------------------------------------------------------------------------------------------------------------------------

                                                                       Additions
                                         Balance at          Charged to          Charged to         Deductions           Balance at
                                         Beginning           Costs and             Other             and other             End of
   Description                           of Period            Expenses            Accounts          Adjustments            Period
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                (thousands)
Year ended December 31, 1999:
-----------------------------

Allowance for doubtful accounts            $  763              $  265              $  495              $   45              $1,478
Product warranty                            2,343               1,395                  --                 985               2,753
Inventory provision                         1,740                 760                  --                 328               2,172

Year ended December 31, 2000:
-----------------------------

Allowance for doubtful accounts            $1,478              $2,968              $   --              $  159              $4,287
Product warranty                            2,753               1,986                  --               1,305               3,434
Inventory provision                         2,172               4,393                  --               3,590               2,975

Year ended December 31, 2001:
-----------------------------

Allowance for doubtful accounts            $4,287              $4,412              $   --              $3,350              $5,349
Product warranty                            3,434               3,965                  --               1,937               5,462
Inventory provision                         2,975               3,448                  --               2,096               4,327

                                  EXHIBIT INDEX


                                                                    Sequentially
Exhibit                                                             Numbered
Number    Description                                               Page
------    -----------                                               ----

10.11     Loan Agreement and Promissory Note dated October 31,
          2001 between the Registrant and Union Bank of
          California.............................................

10.15     Employment Offer Letter dated November 13, 2001 between
          the Registrant and Lori A. Craven......................

10.16     Employment Offer Letter dated November 13, 2001 between
          the Registrant and Daniel B. Walters...................

21.1      Subsidiaries of the Registrant.........................

23.1      Consent of PricewaterhouseCoopers LLP..................