Form 10-Q
period 2002-03-31
TEKELEC
filed 2002-05-15
CIK 790705

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

Yes |X|  No |_|

      As of May 1, 2002, there were 60,190,481 shares of the registrant's common stock, without par value, outstanding.

                                     TEKELEC
                                    FORM 10-Q
                                      INDEX


Part I -- Financial Information                                            Page
                                                                           ----

Item 1.     Consolidated Financial Statements

                  Consolidated Balance Sheets at March 31, 2002 and          3
                  December 31, 2001

                  Consolidated Statements of Operations for the three        4
                  months ended March 31, 2002 and 2001

                  Consolidated Statements of Comprehensive Income for        5
                  the three months ended March 31, 2002 and 2001

                  Consolidated Statements of Cash Flows for the three        6
                  months ended March 31, 2002 and 2001

            Notes to Consolidated Financial Statements                       7

Item 2.     Management's Discussion and Analysis of Financial               15
            Condition and Results of Operations

Part II -- Other Information

Item 6.           Exhibits and Reports on Form 8-K                          22

Signatures                                                                  23

PART  I -- FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                     Tekelec
                           Consolidated Balance Sheets

                                                                                  March 31,   December 31,
                                                                                    2002          2001
                                                                                  ---------   -----------
                                                                                       (thousands)
                           Assets                                                (unaudited)
Current assets:
     Cash and cash equivalents ................................................   $ 104,257    $  92,172
     Short-term investments, at fair value ....................................      54,868       68,608
     Accounts and notes receivable, less
       allowances of $5,422 and $5,349, respectively ..........................      52,796       68,467
     Inventories ..............................................................      17,931       21,317
     Deferred income taxes, net ...............................................      15,675       15,840
     Prepaid expenses and other current assets ................................      13,245       16,417
                                                                                  ---------    ---------
         Total current assets .................................................     258,772      282,821
Long-term investments, at fair value ..........................................      97,646       70,200
Property and equipment, net ...................................................      32,782       34,759
Investments in privately-held companies .......................................      16,500       16,500
Deferred income taxes, net ....................................................       5,478        4,350
Other assets ..................................................................       3,134        3,482
Goodwill, net .................................................................      44,942       44,725
Intangible assets, net ........................................................      24,223       27,567
                                                                                  ---------    ---------
         Total assets .........................................................   $ 483,477    $ 484,404
                                                                                  =========    =========

           Liabilities And Shareholders' Equity
Current liabilities:
     Trade accounts payable ...................................................   $  14,312    $  16,903
     Accrued expenses .........................................................      24,227       22,583
     Accrued payroll and related expenses .....................................      12,068        9,986
     Current portion of deferred revenues .....................................      43,934       46,587
     Income taxes payable .....................................................       1,178        1,594
                                                                                  ---------    ---------
         Total current liabilities ............................................      95,719       97,653
Long-term convertible debt ....................................................     123,962      122,992
Deferred income taxes .........................................................       8,803        9,983
Long-term portion of deferred revenues ........................................       4,624        4,954
                                                                                  ---------    ---------
         Total liabilities ....................................................     233,108      235,582
                                                                                  ---------    ---------
Commitments and contingencies
Shareholders' equity:
     Common stock, without par value, 200,000,000 shares authorized;
     issued and outstanding 2002-60,171,208;
     2001-60,107,087, respectively ............................................     172,505      171,846
     Retained earnings ........................................................      79,675       78,525
     Accumulated other comprehensive loss .....................................      (1,811)      (1,549)
                                                                                  ---------    ---------
         Total shareholders' equity ...........................................     250,369      248,822
                                                                                  ---------    ---------
         Total liabilities and shareholders' equity ...........................   $ 483,477    $ 484,404
                                                                                  =========    =========

See notes to consolidated financial statements.

                                     Tekelec
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                       --------------------
                                                                         2002        2001
                                                                       --------    --------
                                                                (thousands, except per share data)
Revenues .....................................................         $ 72,619    $ 84,315

Cost of sales:
     Cost of goods sold ......................................           24,364      26,684
     Amortization of purchased technology ....................            2,597       2,589
                                                                       --------    --------
               Total cost of sales ...........................           26,961      29,273
                                                                       --------    --------
               Gross profit ..................................           45,658      55,042
                                                                       --------    --------
Operating expenses:
     Research and development ................................           17,273      18,674
     Selling, general and administrative .....................           25,542      26,918
     Amortization of goodwill and other intangible assets ....              400       5,416
                                                                       --------    --------
         Total operating expenses ............................           43,215      51,008
                                                                       --------    --------

Income from operations .......................................            2,443       4,034
Other income (expense):
     Interest income .........................................            1,540       2,586
     Interest expense ........................................           (2,272)     (2,223)
     Other, net ..............................................              (50)        158
                                                                       --------    --------
         Total other income (expense) ........................             (782)        521
                                                                       --------    --------

Income before provision for income taxes .....................            1,661       4,555
     Provision for income taxes ..............................              511       3,186
                                                                       --------    --------
         Net income ..........................................         $  1,150    $  1,369
                                                                       ========    ========

Earnings per share:
     Basic ...................................................         $   0.02    $   0.02
     Diluted .................................................             0.02        0.02

Weighted average number of shares outstanding:
     Basic ...................................................           60,143      59,037
     Diluted .................................................           61,776      62,426

See notes to consolidated financial statements.

                                     Tekelec
                 Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                  2002       2001
                                                -------    -------
                                                   (thousands)

Net income ..................................   $ 1,150    $ 1,369
Other comprehensive expense:
     Foreign currency translation adjustments      (262)    (1,229)
                                                -------    -------
Comprehensive income ........................   $   888    $   140
                                                =======    =======

See notes to consolidated financial statements.

                                     Tekelec
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                    ----------------------
                                                                       2002         2001
                                                                    ---------    ---------
                                                                          (thousands)
Cash flows from operating activities:
Net income ......................................................   $   1,150    $   1,369
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Allowance for doubtful accounts ............................          73        1,800
     Depreciation ...............................................       4,580        3,753
     Amortization ...............................................       2,997        7,957
     Amortization of deferred financing costs ...................         205          205
     Convertible debt accretion .................................         970          908
     Deferred income taxes ......................................      (2,158)      (1,070)
     Stock based compensation ...................................          82           65
     Tax benefit related to stock options exercised .............         291        1,053
     Changes in operating assets and liabilities:
       Accounts and notes receivable ............................      15,361       25,483
       Inventories ..............................................       3,358         (751)
       Income taxes receivable ..................................          --          (11)
       Prepaid expenses and other current assets ................       3,152           --
       Trade accounts payable ...................................      (2,341)          13
       Accrued expenses .........................................       1,665          991
       Accrued payroll and related expenses .....................       2,088         (293)
       Deferred revenues ........................................      (2,983)      20,471
       Income taxes payable .....................................        (411)         545
                                                                    ---------    ---------
         Total adjustments ......................................      26,929       61,119
                                                                    ---------    ---------
         Net cash provided by operating activities ..............      28,079       62,488
                                                                    ---------    ---------
Cash flows from investing activities:
     Proceeds from maturity of available-for-sale securities ....      65,871      122,615
     Purchase of available-for-sale securities ..................     (79,577)     (49,892)
     Purchase of property and equipment .........................      (2,616)      (7,721)
     Purchase of technology .....................................          --          (69)
       Increase in other assets .................................         257         (585)
                                                                    ---------    ---------
         Net cash provided by (used in) investing activities ....     (16,065)      64,348
                                                                    ---------    ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock .....................         286        1,599
                                                                    ---------    ---------
         Net cash provided by financing activities ..............         286        1,599
                                                                    ---------    ---------
Effect of exchange rate changes on cash .........................        (215)        (683)
                                                                    ---------    ---------
     Net change in cash and cash equivalents ....................      12,085      127,752
Cash and cash equivalents at beginning of period ................      92,172       65,690
                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................   $ 104,257    $ 193,442
                                                                    =========    =========

See notes to consolidated financial statements.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

A.    Basis of Presentation

      The consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 2001, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition, operating results and cash flows for the interim periods.

      The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

      The Company operates under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying consolidated financial statements for the three months ended March 31, 2002 and 2001 are for the thirteen weeks ended March 29, 2002 and March 30, 2001, respectively.

      These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001, and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 was adopted on January 1, 2002 and goodwill will now be tested for impairment at the reporting unit at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. Upon adoption of SFAS No. 142, the Company has determined that there was no goodwill impairment.

      Upon adoption of SFAS No. 142 on January 1, 2002, the assembled workforce intangible amount was reclassified to goodwill and goodwill will no longer be amortized. The net income for the three months ended March 31, 2001 includes amortization of goodwill and assembled workforce of $5.0 million. The adjusted net income and earnings per share information for the three months ended March 31, 2001 as if SFAS No. 142 was adopted on January 1, 2001 was:

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                               As           As
                                            reported    adjusted
                                            --------   ---------
Net income (thousands) .................   $   1,150   $   6,291
Basic earnings per share ...............        0.02        0.11
Diluted earnings per share .............        0.02        0.10

      With the adoption of SFAS No. 142, the identifiable intangible assets will continue to be amortized over the estimated useful lives. The estimated aggregate amortization expense for intangibles for the remainder of 2002 is $8.9 million. The estimated aggregate amortization expense for intangibles for the subsequent years is:

For the Years Ending December 31,
                                          (thousands)
2003 ...................................   $11,364
2004 ...................................     3,916
Thereafter .............................        --
                                           -------
                                           $15,280
                                           =======

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. The adoption date for SFAS No. 144 was effective January 1, 2002 and did not have a material impact on the Company's financial position, results of operations or cash flows.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

B.    Certain Balance Sheet Items

                                                        March 31,   December 31,
                                                          2002         2001
                                                        --------    --------
The components of inventories are:                           (thousands)

Raw materials .......................................   $  7,191    $  8,490
Work in process .....................................      1,473       2,530
Finished goods ......................................      9,267      10,297
                                                        --------    --------
                                                        $ 17,931    $ 21,317
                                                        ========    ========

Property and equipment consist of the following:

Manufacturing and development equipment .............   $ 54,502    $ 52,674
Furniture and office equipment ......................     28,293      27,990
Demonstration equipment .............................      5,270       5,053
Leasehold improvements ..............................      8,553       8,525
                                                        --------    --------
                                                          96,618      94,242
Less, accumulated depreciation and amortization .....    (63,836)    (59,483)
                                                        --------    --------
     Property and equipment, net ....................   $ 32,782    $ 34,759
                                                        ========    ========

Intangible assets consist of the following:

Purchased technology ................................   $ 50,193    $ 50,193
Other ...............................................     10,000      13,000
                                                        --------    --------
                                                          60,193      63,193
Less accumulated amortization .......................    (35,970)    (35,626)
                                                        --------    --------
     Intangible assets, net .........................   $ 24,223    $ 27,567
                                                        ========    ========

C.    Related Party Transactions

      The Company's Japanese subsidiary purchases, for resale under a distribution arrangement, products from an affiliate in which three of the Company's directors are directors and shareholders. These purchases from the related party were $923,000 and $352,000 for the three months ended March 31, 2002 and 2001, respectively. Amounts due to the related party at March 31, 2002 and December 31, 2001 were $402,000 and $168,000, respectively.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

D.    Income Taxes

      The income tax provision for the three-month periods ended March 31, 2002 and 2001 was $511,000 and $3.2 million, respectively, and reflected the effect of non-deductible acquisition-related costs, partially offset by benefits of $1.1 million for both periods from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of these acquisition-related items, an estimated effective tax rate of 35% was applied for the three-month periods ended March 31, 2002 and 2001 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development credits, foreign tax credits, and other benefits from foreign sourced income.

E.    Lines of Credit and Borrowings

      The Company has a $20.0 million line of credit with a U.S. bank and lines of credit aggregating $1.5 million available to the Company's Japanese subsidiary from various Japan-based banks.

      The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (4.75% at March 31, 2002), and expires on October 31, 2002, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

      The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $1.5 million with interest at the Japanese prime rate (1.375% at March 31, 2002) plus 0.125% per annum which expire between June 2002 and August 2002, if not renewed. There have been no borrowings under these lines of credit.

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

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)


F.    Commitments and Contingencies

Lemelson Medical, Education and Research Foundation, Limited Partnership vs. Tekelec

      In March 2002, the Lemelson Medical, Education & Research Foundation, Limited Partnership ("Lemelson") filed a complaint against thirty defendants, including Tekelec, in the United States District Court for the District of Arizona. The complaint alleges that all defendants make, offer for sale, sell, import, or have imported products that infringe eighteen patents assigned to Lemelson, and the complaint also alleges that the defendants use processes that infringe the same patents. The patents at issue relate to computer image analysis technology and automatic identification technology. Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue, and Tekelec is currently investigating which products and/or processes might be subject to the lawsuit. At present, the lawsuit is stayed pending a non-appealable resolution of a lawsuit, involving the same patents, that is pending in the United States District Court for the District of Nevada and that is scheduled for trial in November 2002. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial condition or overall results of operations.

G.    Operating Segment Information

      The Network Systems operating segment develops, markets and sells the Company's Eagle signaling products based on the Company's high capacity Eagle 5 Signaling Application System (SAS) platform; the IP7 Secure Gateway, an SS7/IP gateway for signaling in converged networks, and other IP7 convergence products; Sentinel, a complete network monitoring and revenue assurance system; and network systems products resulting from the Company's acquisition of IEX, including ASi 4000 Service Control Point, an advanced database server used for the provisioning of telephony applications, and VXi Media Gateway Controller, a controller for converged networks.

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

The Company's operating segments and geographical information are as follows (in thousands):

Operating Segments
                                                                Revenues
                                                                --------
                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2002         2001
                                                          --------     --------
Network Systems .......................................   $ 51,321     $ 58,451
Network Diagnostics ...................................      6,537       10,860
Contact Center ........................................      9,051        8,467
Japan Diagnostics .....................................      6,061        7,411
Intercompany Eliminations .............................       (351)        (874)
                                                          --------     --------
     Total revenues ...................................   $ 72,619     $ 84,315
                                                          ========     ========

                                                          Income from Operations
                                                          ----------------------
                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                            2002         2001
                                                          --------     --------
Network Systems .......................................   $ 11,159     $ 15,985
Network Diagnostics ...................................     (3,076)         573
Contact Center ........................................      3,659        2,997
Japan Diagnostics .....................................        369          (87)
Intercompany Eliminations .............................        778          948
General Corporate (1) .................................    (10,446)     (16,382)
                                                          --------     --------
     Total income from operations .....................   $  2,443     $  4,034
                                                          ========     ========

----------
(1) General Corporate includes acquisition-related charges and amortization of $2,800 and $7,816 for the three months ended March 31, 2002 and 2001, respectively.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Enterprise-Wide Disclosures

The following table sets forth, for the periods indicated, revenues from external customers by principal product line:
                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2002         2001
                                                          --------     --------
Network Systems .......................................   $ 51,314     $ 58,567
Network Diagnostics ...................................     12,254       17,281
Contact Center ........................................      9,051        8,467
                                                          --------     --------
     Total revenues from external customers ...........   $ 72,619     $ 84,315
                                                          ========     ========

The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2002         2001
                                                          --------     --------
North America .........................................   $ 53,506     $ 68,716
Japan .................................................      5,942        7,368
Europe ................................................      7,154        4,347
Rest of World .........................................      6,017        3,884
                                                          --------     --------
     Total revenues from external customers ...........   $ 72,619     $ 84,315
                                                          ========     ========

The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets:



                                                         March 31,  December 31,
                                                           2002         2001
                                                         ---------   ---------
United States .........................................  $ 103,464   $ 112,478
Japan .................................................        775       1,454
Other .................................................        842         951
                                                         ---------   ---------
     Total long-lived assets ..........................  $ 105,081   $ 114,883
                                                         =========   =========

      Sales to one customer accounted for 11% of revenues for the three months ended March 31, 2002, and included sales from network systems, network diagnostics and contact center operating segments. Sales to one customer accounted for 29% of revenues for the three months ended March 31, 2001 and included sales from network systems, network diagnostics and contact center operating segments.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

H. Earnings Per Share

         The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2002 and 2001:

                                                             Net Income      Shares       Per Share
                                                            (Numerator)  (Denominator)      Amount
                                                            ----------------------------------------
For the Three Months Ended March 31, 2002:                    (thousands, except per share amount)
Basic EPS .............................................     $    1,150         60,143     $     0.02
Effect of Dilutive Securities - Stock
     Options and Warrants .............................             --          1,633
                                                            ----------     ----------
Diluted EPS ...........................................     $    1,150         61,776     $     0.02
                                                            ==========     ==========

For the Three Months Ended March 31, 2001:

Basic EPS .............................................     $    1,369         59,037     $     0.02
Effect of Dilutive Securities - Stock
     Options and Warrants .............................             --          3,389
                                                            ----------     ----------
Diluted EPS ...........................................     $    1,369         62,426     $     0.02
                                                            ==========     ==========

      The computation of diluted number of shares excludes unexercised stock options and warrants and potential shares issuable upon conversion of the Company's convertible subordinated discount notes that are anti-dilutive. The numbers of such shares excluded were 21.1 million and 14.4 million for the quarters ended March 31, 2002 and 2001, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

      The Company's product offerings are currently organized along three distinct product lines: network systems, network diagnostics and contact center.

      Network Systems. The Company's network systems product line consists principally of the Eagle 5 SAS and products, features and applications based on the Eagle platform, including the IP7 Secure Gateway and the Company's local number portability solution, Sentinel, ASi 4000 Service Control Point, VXi Media Gateway Controller and other convergence products.

      Network Diagnostics. This product line consists principally of the MGTS and MGTS i3000 families of diagnostics products.

         Contact Center. The Company's IEX contact center products provide planning, management and call routing and control tools for single contact centers and for complex, multiple site contact center environments. This product line includes the TotalView Workforce Management and TotalNet Call Routing solutions.

Results of Operations

      The following table sets forth, for the periods indicated, the percentages that statement of operations items bear to total revenues:

                                                          Percentage of Revenues
                                                          ----------------------

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                              2002      2001
                                                             -----     -----

Revenues .................................................   100.0%    100.0%
Cost of goods sold .......................................    33.6      31.6
Amortization of purchased technology .....................     3.6       3.1
                                                             -----     -----
Gross profit .............................................    62.8      65.3

Research and development .................................    23.8      22.1
Selling, general and administrative ......................    35.1      31.9
Amortization of goodwill and other purchased intangible ..     0.6       6.5
                                                             -----     -----
Total operating expenses .................................    59.5      60.5
                                                             -----     -----

Income from operations ...................................     3.3       4.8
Interest and other income (expense), net .................    (1.0)      0.6
                                                             -----     -----
Income before provision for income taxes .................     2.3       5.4

Provision for income taxes ...............................     0.7       3.8
                                                             -----     -----
Net income ...............................................     1.6%      1.6%
                                                             =====     =====

      The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues.

                                                          Percentage of Revenues
                                                          ----------------------

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2002      2001
                                                            ------    ------
Network Systems ..........................................    71%       70%
Network Diagnostics ......................................    17        20
Contact Center ...........................................    12        10
                                                             -----    -----
        Total ............................................   100%      100%
                                                             =====    =====

      The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

                                                          Percentage of Revenues
                                                          ----------------------

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2002      2001
                                                            ------    ------
North America ............................................      74%      81%
Japan ....................................................       8        9
Europe ...................................................      10        5
Rest of World ............................................       8        5
                                                             -----    -----
        Total ............................................     100%     100%
                                                             =====    =====

     Three Months Ended March 31, 2002 Compared with the Three Months Ended
                                 March 31, 2001

      Revenues. The Company's revenues decreased by $11.7 million, or 14%, during the first quarter of 2002 due primarily to lower sales of network systems products and services and secondarily to lower network diagnostics products sales.

      Revenues from network systems products decreased by $7.3 million, or 12%, due primarily to lower sales of Eagle signaling products and services, local number portability products and extensions and upgrades in 2002 as compared to 2001.

      Revenues from network diagnostics products decreased by $5.0 million, or 29%, due primarily to lower sales of the MGTS i3000 product.

      Revenues from Contact Center products increased by $584,000, or 7%, due primarily to higher TotalView product sales.

      Revenues in North America decreased by $15.2 million, or 22%, due primarily to lower sales of Eagle signaling products. Sales in Japan decreased by $1.4 million, or 19%, due primarily to lower MGTS i3000 product sales and product development revenue. Revenues in Europe increased by $2.8 million, or 65%, due to higher Eagle signaling product sales. Rest of world revenues increased by $2.1 million, or 55%, due to higher Eagle signaling product sales.

      The impact of exchange rate fluctuations on currency translations decreased revenues by $577,000, or 1%, and decreased net income by $81,000, or 6.6% in the first quarter of 2002.

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

      The Company believes that its future revenue growth depends in large part upon a number of factors, including the continued market acceptance, both domestically and internationally, of the Company's products, particularly the Eagle products and related applications as well as the Company's suite of products for converged circuit and packet networks, including the IP7 Secure Gateway and VXi Media Gateway Controller network systems products, and the MGTS i3000 diagnostics product.

      Gross Profit. Gross profit as a percentage of revenues decreased to 62.8% in the first quarter of 2002 compared with 65.3% in the first quarter of 2001. The decrease in gross margins was primarily due to lower sales of higher margin large network systems in 2002 as compared to 2001.

      Research and Development. Research and development expenses in the first quarter of 2002 decreased overall by $1.4 million, or 8%, and increased as a percentage of revenues to 23.8% in the first quarter of 2002 from 22.1% in the first quarter of 2001. The dollar decrease in 2002 was primarily due to decreased usage of material supplies and contract labor.

      The Company intends to continue to make substantial investments in product and technology development and believes that its future success depends in large part upon its ability to continue to enhance existing products and to develop or acquire new products that maintain the Company's technological competitiveness.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 2002 decreased by $1.4 million to $25.5 million, and increased as a percentage of revenue to 35.1% for the three months ended March 31, 2002 from 31.9% for the three months ended March 31, 2001. The dollar decrease was primarily due to fewer additions to the allowance for doubtful accounts in 2002 as compared to 2001.

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and intangible assets in the first quarter of 2002 decreased by $5.0 million to $400,000, and decreased as a percentage of revenues to 0.6% for the three months ended March 31, 2002 from 6.5% for the three months ended March 31, 2001. This decrease was due to the adoption of SFAS 142 on January 1, 2002 which no longer permits the amortization of acquisition-related goodwill.

      Interest and Other Income (Expense), net. In the first quarter of 2002, interest expense increased slightly by $49,000, while interest income decreased $1.0 million, or 40%, due to lower interest rates in 2002 compared to 2001.

      Income Taxes. The income tax provision for the first quarter of 2002 was $511,000 and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $1.1 million from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of these acquisition-related items, an estimated effective tax rate of 35% was applied for the three-month periods ended March 31, 2002 and 2001 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development credits, foreign tax credits, and other benefits from foreign source income.

Liquidity and Capital Resources

      During the three-month period ended March 31, 2002, cash and cash equivalents increased by $12.1 million to $104.3 million, including the net purchase of $13.7 million of short-term and long-term investments. Operating activities, including the effects of exchange rate changes on cash, provided $27.9 million. Financing activities, which represented proceeds from the issuance of Common Stock upon the exercise of options, provided $286,000, and investing activities, excluding the net usage of cash for the purchase of short-term and long-term investments, used $2.4 million primarily due to capital expenditures.

      Cash flows from operating activities was comprised mainly of net income adjusted for depreciation and amortization and a decrease in accounts receivable. Net accounts receivable decreased by 23% during the first quarter of 2002 due primarily to strong collections activity.

      Capital expenditures of $2.6 million during the first three months of 2002 represented the planned addition of equipment principally for research and development, manufacturing operations and a company wide information system.

      The Company has a $20.0 million line of credit with a U.S. bank and lines of credit aggregating $1.5 million available to the Company's Japanese subsidiary from various Japan-based banks.

      The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (4.75% at March 31, 2002), and expires on October 31, 2002, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

      The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $1.5 million with interest at the Japanese prime rate (1.375% at March 31, 2002) plus 0.125% per annum which expire between June 2002 and August 2002, if not renewed. There have been no borrowings under these lines of credit.

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

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 was adopted on January 1, 2002 and goodwill will now be tested at the reporting unit at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. Upon adoption of SFAS No. 142, the Company has determined that there was no goodwill impairment. See Note "A" to the consolidated financial statements for further detail on the effects of implementing SFAS No. 142.

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

      "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

      The statements that are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the current belief, expectations or intent of the Company's management. These statements are subject to and involve certain risks and uncertainties including, but not limited to, timing of significant orders and shipments and the resulting fluctuation of the Company's operating results; changes in customer product mix; customer acceptance of the Company's products; capital spending patterns of customers; the Company's limited product offerings; risks relating to the convergence of voice and data networks; competition and pricing; the Company's relatively limited number of customers; new product introductions by the Company or its competitors; product liability risks; the continued growth in third party purchases of diagnostics systems; uncertainties relating to the Company's international operations; intellectual property protection; carrier deployment of new technologies and intelligent network services; the level and timing of research and development expenditures; regulatory changes; general economic conditions; and other risks described in this Quarterly Report, the Company's Annual Report on Form 10-K for 2001 and in certain of the Company's other Securities and Exchange Commission filings. Many of these risks and uncertainties are outside of the Company's control and are difficult for the Company to forecast or mitigate. Actual results may differ materially from those expressed or implied in such forward-looking statements. The Company is not responsible for updating or revising these forward-looking statements. Undue emphasis should not be placed on any forward-looking statements contained herein or made elsewhere by or on behalf of the Company.

PART II --OTHER INFORMATION

Item  6.    Exhibits and Reports on Form 8-K

(a)         Exhibits

            10.1  2002 Executive Officer Bonus Plan

            10.2 Nonstatutory Stock Option Agreement dated January 18, 2002, between the Registrant and Lori A. Craven

            10.3 Nonstatutory Stock Option Agreement dated January 18, 2002, between the Registrant and Daniel B. Walters

            10.4 Agreement to Provide Retiree Medical Benefits and Stock Option Benefits dated January 3, 2002 between the Registrant and Michael L. Margolis, as amended by Amendment No. 1 thereto dated February 1, 2002

 (b)        Reports on Form 8-K

            No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TEKELEC


May 15, 2002

                                          /s/ Michael L. Margolis
                                          --------------------------------------
                                          Michael L. Margolis
                                          President and Chief Executive Officer
                                          (Duly authorized officer)


                                          /s/ Paul J. Pucino
                                          --------------------------------------
                                          Paul J. Pucino
                                          Vice President and Chief Financial
                                          Officer (Principal Financial and Chief
                                          Accounting Officer)