Form 10-Q
period 2002-06-30
TEKELEC
filed 2002-08-14
CIK 790705

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes |X|    No |_|

      As of August 2, 2002, there were 60,392,014 shares of the registrant's common stock, without par value, outstanding.

                                     TEKELEC
                                    FORM 10-Q
                                      INDEX


Part I -- Financial Information                                            Page
                                                                           ----

Item 1.    Consolidated Financial Statements

              Consolidated Balance Sheets at June 30, 2002                   3
              and December 31, 2001

              Consolidated Statements of Operations for the three and        4
              six months ended June 30, 2002 and 2001

              Consolidated Statements of Comprehensive Income (Loss)         5
              for the three and six months ended June 30, 2002 and 2001

              Consolidated Statements of Cash Flows for the six months       6
              ended June 30, 2002 and 2001

              Notes to Consolidated Financial Statements                     7

Item 2.    Management's Discussion and Analysis of Financial                17
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk       26

Part II -- Other Information

Item 1.    Legal Proceedings                                                27

Item 4.    Submission of Matters to a Vote of Security Holders              29

Item 6.    Exhibits and Reports on Form 8-K                                 30

Signatures                                                                  31

PART I -- FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                                     Tekelec
                           Consolidated Balance Sheets

                                                                        June 30,           December 31,
                                                                          2002                 2001
                                                                      -----------          -----------
                                                                                (thousands)
                                                                      (unaudited)
                      Assets
Current assets:
  Cash and cash equivalents ..................................        $   148,689          $    92,172
  Short-term investments, at fair value ......................             32,458               68,608
  Accounts and notes receivable, less
    allowances of $4,761 and $5,349, respectively ............             53,948               68,467
  Inventories ................................................             14,310               21,317
  Deferred income taxes, net .................................             16,173               15,840
  Prepaid expenses and other current assets ..................             11,036               16,417
                                                                      -----------          -----------
      Total current assets ...................................            276,614              282,821
Long-term investments, at fair value .........................             88,004               70,200
Property and equipment, net ..................................             30,617               34,759
Investments in privately-held companies ......................             16,525               16,500
Deferred income taxes, net ...................................              4,401                4,350
Other assets .................................................              3,011                3,482
Goodwill, net ................................................             44,942               44,725
Intangible assets, net .......................................             21,233               27,567
                                                                      -----------          -----------
         Total assets ........................................        $   485,347          $   484,404
                                                                      ===========          ===========

           Liabilities And Shareholders' Equity
Current liabilities:
  Trade accounts payable .....................................        $     9,162          $    16,903
  Accrued expenses ...........................................             23,713               22,583
  Accrued payroll and related expenses .......................             13,062                9,986
  Current portion of deferred revenues .......................             42,810               46,587
  Income taxes payable .......................................              1,429                1,594
                                                                      -----------          -----------
      Total current liabilities ..............................             90,176               97,653
Long-term convertible debt ...................................            124,949              122,992
Deferred income taxes ........................................              7,753                9,983
Long-term portion of deferred revenues .......................              4,548                4,954
                                                                      -----------          -----------
      Total liabilities ......................................            227,426              235,582
                                                                      -----------          -----------

Commitments and Contingencies (Note F)

Shareholders' equity:
  Common stock, without par value,
      200,000,000 shares authorized; 60,377,791 and
      60,107,087 shares issued and outstanding,
      respectively ...........................................            173,931              171,846
  Retained earnings ..........................................             84,204               78,525
  Accumulated other comprehensive loss .......................               (214)              (1,549)
                                                                      -----------          -----------
      Total shareholders' equity .............................            257,921              248,822
                                                                      -----------          -----------
      Total liabilities and shareholders' equity .............        $   485,347          $   484,404
                                                                      ===========          ===========

See notes to consolidated financial statements.

                                     Tekelec
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                        Three Months Ended                   Six Months Ended
                                                                              June 30,                            June 30,
                                                                    ---------------------------         ---------------------------
                                                                       2002              2001              2002              2001
                                                                    ---------         ---------         ---------         ---------
                                                                                  (thousands, except per share data)
Revenues ...................................................        $  80,222         $  70,882         $ 152,841         $ 155,197

Cost of sales:
   Cost of goods sold ......................................           21,924            21,191            46,288            47,875
   Amortization of purchased technology ....................            2,590             2,602             5,187             5,191
                                                                    ---------         ---------         ---------         ---------
          Total cost of sales ..............................           24,514            23,793            51,475            53,066
                                                                    ---------         ---------         ---------         ---------
          Gross profit .....................................           55,708            47,089           101,366           102,131
                                                                    ---------         ---------         ---------         ---------
Operating expenses:
   Research and development ................................           19,388            18,377            36,661            37,051
   Selling, general and administrative .....................           29,326            27,513            54,868            54,431
   Amortization of goodwill and other intangible
     assets ................................................              400             5,416               800            10,832
                                                                    ---------         ---------         ---------         ---------
       Total operating expenses ............................           49,114            51,306            92,329           102,314
                                                                    ---------         ---------         ---------         ---------

Income (loss) from operations ..............................            6,594            (4,217)            9,037              (183)
Other income (expense):
   Interest income .........................................            1,820             2,237             3,360             4,823
   Interest expense ........................................           (2,288)           (2,225)           (4,560)           (4,448)
   Other, net ..............................................              716              (347)              666              (189)
                                                                    ---------         ---------         ---------         ---------
       Total other income (expense) ........................              248              (335)             (534)              186
                                                                    ---------         ---------         ---------         ---------

Income (loss) before provision for income taxes ............            6,842            (4,552)            8,503                 3
   Provision for income taxes ..............................            2,325                (1)            2,836             3,185
                                                                    ---------         ---------         ---------         ---------
       Net income (loss) ...................................        $   4,517         $  (4,551)        $   5,667         $  (3,182)
                                                                    =========         =========         =========         =========

Earnings (Loss) per share:
   Basic ...................................................        $    0.08         $   (0.08)        $    0.09         $   (0.05)
   Diluted .................................................             0.07             (0.08)             0.09             (0.05)

Weighted average number of shares outstanding:
   Basic ...................................................           60,197            59,468            60,170            59,252
   Diluted .................................................           61,180            59,468            61,478            59,252

See notes to consolidated financial statements.

                                     Tekelec
             Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)

                                                                Three Months Ended               Six Months Ended
                                                                      June 30,                       June 30,
                                                              ------------------------       ------------------------
                                                                 2002           2001            2002           2001
                                                              ---------      ---------       ---------      ---------
                                                                                    (thousands)
Net income (loss) ......................................      $   4,517      $  (4,551)      $   5,667      $  (3,182)

Other comprehensive income (loss):
   Foreign currency translation adjustments ............          1,597             27           1,335         (1,202)
                                                              ---------      ---------       ---------      ---------
Comprehensive income (loss) ............................      $   6,114      $  (4,524)      $   7,002      $  (4,384)
                                                              =========      =========       =========      =========

See notes to consolidated financial statements.

                                     Tekelec
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                          --------------------------
                                                                             2002             2001
                                                                          ---------        ---------
                                                                                 (thousands)
Cash flows from operating activities:
Net income (loss) .................................................       $   5,667        $  (3,182)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Allowance for doubtful accounts ..............................            (591)           3,800
     Depreciation .................................................           9,121            7,824
     Amortization .................................................           5,987           15,976
     Amortization of deferred financing costs .....................             410              410
     Convertible debt accretion ...................................           1,957            1,831
     Deferred income taxes ........................................          (2,502)          (2,511)
     Stock-based compensation .....................................             164              146
     Tax benefit related to stock options exercised ...............             291            3,751
     Changes in operating assets and liabilities:
       Accounts and notes receivable ..............................          16,137           37,876
       Inventories ................................................           7,303           (3,035)
       Income taxes receivable ....................................              --            1,345
       Prepaid expenses and other current assets ..................           5,401           (2,437)
       Trade accounts payable .....................................          (8,782)           2,696
       Accrued expenses ...........................................           1,011           (5,279)
       Accrued payroll and related expenses .......................           3,036           (4,883)
       Deferred revenues ..........................................          (4,183)          18,539
       Income taxes payable .......................................            (206)          (4,136)
                                                                          ---------        ---------
         Total adjustments ........................................          34,554           71,913
                                                                          ---------        ---------
         Net cash provided by operating activities ................          40,221           68,731
                                                                          ---------        ---------
Cash flows from investing activities:
     Proceeds from maturity of available-for-sale securities ......         137,536          137,615
     Purchase of available-for-sale securities ....................        (119,190)         (90,426)
     Purchase of property and equipment ...........................          (4,913)         (15,911)
     Purchase of technology .......................................              --             (142)
     Change in other assets .......................................             227             (555)
                                                                          ---------        ---------
         Net cash provided by investing activities ................          13,660           30,581
                                                                          ---------        ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock .......................           1,630            9,999
                                                                          ---------        ---------
         Net cash provided by financing activities ................           1,630            9,999
Effect of exchange rate changes on cash ...........................           1,006             (735)
                                                                          ---------        ---------
     Net change in cash and cash equivalents ......................          56,517          108,576
Cash and cash equivalents at beginning of period ..................          92,172           65,690
                                                                          ---------        ---------
Cash and cash equivalents at end of period ........................       $ 148,689        $ 174,266
                                                                          =========        =========

See notes to consolidated financial statements.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

A.    Basis of Presentation

      The consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 2001, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Tekelec's (the "Company's") financial condition, operating results and cash flows for the interim periods.

      The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

      The Company operates under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying consolidated financial statements for the three and six months ended June 30, 2002 and 2001 are for the thirteen and twenty-six weeks ended June 28, 2002 and June 29, 2001, respectively.

      These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 was adopted on January 1, 2002 and goodwill will now be tested for impairment at the reporting unit at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. On January 1, 2002, the asembled workforce intangible amount was reclassified to goodwill. Amortization of goodwill, including goodwill recorded in past business combinations, has ceased and based on work performed by an independent third-party valuation firm, the Company determined that there was no goodwill impairment.

      The net income for the three and six months ended June 30, 2001 includes amortization of goodwill and assembled workforce of approximately $5.0 million and $10.0 million, respectively. The adjusted net income and earnings per share information for the three and six months ended June 30, 2001 as if SFAS No. 142 was adopted on January 1, 2001 would have been:

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                                      Three Months Ended             Six Months Ended
                                                         June 30, 2001                June 30, 2001
                                                    ------------------------     ------------------------
                                                        As             As            As             As
                                                     reported       adjusted      reported       adjusted
                                                    ---------      ---------     ---------      ---------
Net income (loss) (thousands) .................     $  (4,551)     $     371     $  (3,182)     $   6,662
Basic earnings (loss) per share ...............         (0.08)          0.01         (0.05)          0.11
Diluted earnings (loss) per share .............         (0.08)          0.01         (0.05)          0.11

      The identifiable intangible assets will continue to be amortized over their estimated useful lives. The estimated aggregate amortization expense for intangibles for the remainder of 2002 is approximately $6.0 million. The estimated aggregate amortization expense for intangibles for the subsequent years is:

For the Years Ending December 31,
                                      (thousands)
2003...............................      $ 11,364
2004...............................         3,916
Thereafter.........................            --
                                         --------
                                         $ 15,280
                                         ========

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company adopted SFAS No. 144 effective January 1, 2002 with no material impact on the Company's financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Earlier adoption of SFAS No. 146 is encouraged. The Company is currently evaluating the provisions of SFAS No.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

146 and its potential impact on the Company's consolidated financial statements and the disposal of the Network Diagnostics business as discussed in Note I - Subsequent Event.

B.    Certain Balance Sheet Items

                                                                       June 30,        December 31,
                                                                         2002             2001
                                                                       --------         --------
                                                                              (thousands)
      The components of inventories are:

      Raw materials ...........................................        $  7,651         $  8,490
      Work in process .........................................             345            2,530
      Finished goods ..........................................           6,314           10,297
                                                                       --------         --------
                                                                       $ 14,310         $ 21,317
                                                                       ========         ========

      Property and equipment consist of the following:

      Manufacturing and development equipment .................        $ 55,505         $ 52,674
      Furniture and office equipment ..........................          30,052           27,990
      Demonstration equipment .................................           4,638            5,053
      Leasehold improvements ..................................           8,602            8,525
                                                                       --------         --------
                                                                         98,797           94,242
      Less, accumulated depreciation and amortization .........         (68,180)         (59,483)
                                                                       --------         --------
           Property and equipment, net ........................        $ 30,617         $ 34,759
                                                                       ========         ========

      Intangible assets consist of the following:

      Purchased technology ....................................        $ 50,193         $ 50,193
      Other ...................................................          10,000           13,000
                                                                       --------         --------
                                                                         60,193           63,193
      Less accumulated amortization ...........................         (38,960)         (35,626)
                                                                       --------         --------
           Intangible assets, net .............................        $ 21,233         $ 27,567
                                                                       ========         ========

C.    Related Party Transactions

      The Company's Japanese subsidiary purchases, for resale under a distribution arrangement, products from an affiliate in which three of the Company's directors are directors and shareholders. These purchases from the related party were $400,000 and $121,000 for the three months ended June 30, 2002 and 2001, respectively, and $1.3 million and $473,000 for the six months ended June 30, 2002 and 2001, respectively. Amounts due to the related party at June 30, 2002 and December 31, 2001 were $307,000 and $168,000, respectively.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

D.    Income Taxes

      The income tax provisions for the three- and six-month periods ended June 30, 2002 were $2.3 million and $2.8 million, respectively, and reflected the effect of non-deductible acquisition-related costs, partially offset by benefits of $1.1 million and $2.1 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Since the Company had a loss for the three-month period ended June 30, 2001, an income tax benefit of $1,000 was recorded, reflecting the effect of non-deductible acquisition-related costs, partially offset by a benefit of $1.2 million from the utilization of deferred tax benefits related to certain of these acquisition-related costs. The income tax provision for the six-month period ended June 30, 2001 was $3.2 million and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $2.3 million from the utilization of deferred tax liabilities related to certain of these acquisitions-related costs.

      Excluding the effect of acquisition-related items, an estimated effective tax rate of 35% was applied for the three- and six-month periods ended June 30, 2002 and 2001 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development credits, foreign tax credits, and other benefits from foreign sourced income.

E.    Lines of Credit and Long-Term Convertible Debt

      The Company has a $20.0 million line of credit with a U.S. bank and lines of credit aggregating $1.7 million available to the Company's Japanese subsidiary from various Japan-based banks.

      The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (4.75% at June 30, 2002), and expires on October 31, 2002, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

      The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $1.7 million with interest at the Japanese prime rate (1.375% at June 30, 2002) plus 0.125% per annum which expire between June 2003 and August 2003, if not renewed. There have been no borrowings under these lines of credit.

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

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

F.    Commitments and Contingencies

Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. vs Tekelec

      In August 2000, Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. (collectively, "Alcatel") filed a complaint against Tekelec in the United States District Court for the Eastern District of Texas, Sherman Division. The complaint alleges that Tekelec makes and sells products that infringe two patents owned by Alcatel Sourcing. The patents at issue relate to a system and method for application location register routing in a telecommunications network. Alcatel's allegations relate to three particular software applications offered by Tekelec as a feature on its EAGLE STP for routing query messages in wireless networks. Alcatel seeks a permanent injunction enjoining the Company from infringing the patents at issue, unspecified general and exemplary damages, and an award of costs.

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

      A trial date was originally scheduled for June 2002. In April 2002, Tekelec filed a motion for summary judgment for non-infringement and Alcatel filed a motion for summary judgment for infringement. The Court referred both motions to the Magistrate Judge for consideration. After a hearing on both motions before the Magistrate Judge in May 2002, the Magistrate Judge issued a report and recommendation of non-infringement in favor of Tekelec. The Court subsequently entered an order rescinding the June 2002 trial setting and all remaining deadlines, indicating that after the Court has ruled on the Magistrate Judge's report and recommendation, the Court will enter such orders as are deemed appropriate for the final disposition of the case. The Court has not yet ruled on the Magistrate Judge's report and recommendation.

Lemelson Medical, Education and Research Foundation, Limited Partnership vs. Tekelec

      In March 2002, the Lemelson Medical, Education & Research Foundation, Limited Partnership ("Lemelson") filed a complaint against thirty defendants, including Tekelec, in the United States District Court for the District of Arizona. The complaint alleges that all defendants make, offer for sale, sell, import, or have imported products that infringe eighteen patents assigned to Lemelson, and the complaint also alleges that the defendants use processes that infringe the same patents. The patents at issue relate to computer image analysis technology and automatic identification technology. Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue, and Tekelec is currently investigating which products and/or processes might be subject to the lawsuit. At present, the lawsuit is stayed pending a non-appealable resolution of a lawsuit involving the same patents that is pending in the United States District Court for the District of Nevada and that is scheduled for trial in November 2002. Tekelec

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial condition or overall results of operations.

G.    Operating Segment Information

      The Network Systems operating segment develops, markets and sells the Company's Eagle signaling products based on the Company's high capacity Eagle 5 Signaling Application System (SAS) platform that has recently been expanded to include TekWare and TekServer architecture, a high-density, high-speed processing platform that is backward compatible with existing technology; the IP7 Secure Gateway, an SS7/IP gateway for signaling in converged networks, and other IP7 convergence products; Sentinel, a complete network monitoring and revenue assurance system; and network systems products resulting from the Company's acquisition of IEX, including ASi 4000 Service Control Point, an advanced database server used for the provisioning of telephony applications, and VXi Media Gateway Controller, a controller for converged networks.

      The Network Diagnostics operating segment develops, markets and sells diagnostic products, including MGTS, a diagnostic tool used primarily by equipment suppliers for research and development, and MGTS i3000, a diagnostic tool for converged and third generation wireless networks. The Japan Diagnostics operating segment sells the Company's and third parties' diagnostic products to customers in Japan. (See Note I - Subsequent Event related to the disposition of the Network Diagnostics, including Japan Diagnostics, businesses.)

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

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

The Company's operating segments and geographical information are as follows (in thousands):

Operating Segments

                                                                     Net Sales
                                                                     ---------

                                                 Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                               ------------------------      ------------------------
                                                  2002           2001           2002           2001
                                               ---------      ---------      ---------      ---------
Network Systems ..........................     $  57,760      $  48,075      $ 109,081      $ 106,527
Network Diagnostics ......................         9,142          7,646         15,679         18,506
Contact Center ...........................        10,180         10,049         19,231         18,514
Japan Diagnostics ........................         3,384          6,410          9,445         13,821
Intercompany Eliminations ................          (244)        (1,298)          (595)        (2,171)
                                               ---------      ---------      ---------      ---------
     Total net sales .....................     $  80,222      $  70,882      $ 152,841      $ 155,197
                                               =========      =========      =========      =========

                                                            Income (Loss) from Operations
                                                            -----------------------------

                                                 Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                               ------------------------      ------------------------
                                                  2002           2001           2002           2001
                                               ---------      ---------      ---------      ---------
Network Systems ..........................     $  15,466      $   8,857      $  26,625      $  24,842
Network Diagnostics ......................           301         (1,389)        (2,775)          (816)
Contact Center ...........................         3,695          4,711          7,354          7,708
Japan Diagnostics ........................          (236)           381            133            294
Intercompany Eliminations ................          (442)           (67)           336            881
General Corporate(1) .....................       (12,190)       (16,710)       (22,636)       (33,092)
                                               ---------      ---------      ---------      ---------
     Total operating income (loss) .......     $   6,594      $  (4,217)     $   9,037      $    (183)
                                               =========      =========      =========      =========

----------

(1) General Corporate includes acquisition-related charges and amortization of $2,800 and $7,816 for the three months ended June 30, 2002 and 2001, respectively, and $5,600 and $15,632 for the six months ended June 30, 2002 and 2001, respectively.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Enterprise-Wide Disclosures

      The following table sets forth, for the periods indicated, revenues from external customers by principal product line:

                                                       Three Months Ended         Six Months Ended
                                                            June 30,                  June 30,
                                                      ---------------------     ---------------------
                                                        2002         2001         2002         2001
                                                      --------     --------     --------     --------
Network Systems .................................     $ 57,831     $ 48,000     $109,142     $106,569
Network Diagnostics .............................       12,212       12,833       24,469       30,114
Contact Center ..................................       10,179       10,049       19,230       18,514
                                                      --------     --------     --------     --------
     Total revenues from external customers .....     $ 80,222     $ 70,882     $152,841     $155,197
                                                      ========     ========     ========     ========

     The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

                                                       Three Months Ended         Six Months Ended
                                                            June 30,                  June 30,
                                                      ---------------------     ---------------------
                                                        2002         2001         2002         2001
                                                      --------     --------     --------     --------
North America ...................................     $ 65,846     $ 50,064     $119,352     $118,780
Japan ...........................................        3,386        6,193        9,328       13,561
Europe ..........................................        5,692        2,361       12,846        6,708
Rest of World ...................................        5,298       12,264       11,315       16,148
                                                      --------     --------     --------     --------
     Total revenues from external customers .....     $ 80,222     $ 70,882     $152,841     $155,197
                                                      ========     ========     ========     ========


      The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets:

                                                      June 30,      December 31,
                                                        2002           2001
                                                      --------      -----------

United States ...................................     $114,633       $112,478
Japan ...........................................          820          1,454
Other ...........................................          875            951
                                                      --------       --------
     Total long-lived assets ....................     $116,328       $114,883
                                                      ========       ========

      Sales to one customer accounted for 12% of revenues for the three months ended June 30, 2002 and included sales from the network systems and contact center operating segments. There were no customers accounting for 10% or more of revenues for the six months ended June 30, 2002. Sales to one customer accounted for 10% and 20% of the revenues for the three and six months ended June 30, 2001, respectively, and included sales from all three operating segments.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

H.    Earnings Per Share

      The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three- and six-month periods ended June 30, 2002 and 2001:

                                         Net Income (Loss)   Shares      Per Share
                                            (Numerator)   (Denominator)    Amount
                                         -----------------------------------------
For the Three Months Ended June 30, 2002:   (thousands, except per share amount)
Basic EPS ...............................     $  4,517        60,197     $   0.08
Effect of Dilutive Securities - Stock
     Options and Warrants ...............           --           983
                                              --------      --------
Diluted EPS .............................     $  4,517        61,180     $   0.07
                                              ========      ========

For the Three Months Ended June 30, 2001:

Basic EPS ...............................     $ (4,551)       59,468     $  (0.08)
Effect of Dilutive Securities - Stock
     Options and Warrants ...............           --            --
                                              --------      --------
Diluted EPS .............................     $ (4,551)       59,468     $  (0.08)
                                              ========      ========

For the Six Months Ended June 30, 2002:

Basic EPS ...............................     $  5,667        60,170     $   0.09
Effect of Dilutive Securities - Stock
     Options and Warrants ...............           --         1,308
                                              --------      --------
Diluted EPS .............................     $  5,667        61,478     $   0.09
                                              ========      ========

For the Six Months Ended June 30, 2001:

Basic EPS ...............................     $ (3,182)       59,252     $  (0.05)
Effect of Dilutive Securities - Stock
     Options and Warrants ...............           --            --
                                              --------      --------
Diluted EPS .............................     $ (3,182)       59,252     $  (0.05)
                                              ========      ========

      The computation of diluted number of shares excludes unexercised stock options and warrants and potential shares issuable upon conversion of the Company's convertible subordinated discount notes that are anti-dilutive. The numbers of such shares excluded were 23.1 million and 9.7 million for the three months ended June 30, 2002 and 2001, respectively, and 22.1 million and 12.1 million for the six months ended June 30, 2002 and 2001, respectively.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

I.    Subsequent Event

      On July 15, 2002, the Company entered into a definitive agreement to sell principally all of the Network Diagnostics business to Catapult Communications Corporation for total proceeds of $60 million comprised of $42.5 million in cash and $17.5 million in a convertible note receivable due within 2 years after closing transaction. The transaction is anticipated to be consummated by the end of the third quarter of 2002 and will be reflected as a discontinued operation in accordance with the requirements of SFAS No. 144. In connection with the sale, the Company anticipates recording certain exit and disposal costs associated with the Network Diagnostics business which are currently being quantified.

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

      The Tekelec logo, IEX, Eagle and MGTS are registered trademarks of Tekelec. Tekelec, IP7, IP7 Secure Gateway, ASi 4000, VXi, TekWare, TekServer, MGTS i3000, TotalView and TotalNet are trademarks of Tekelec.

Overview

      The Company's product offerings are currently organized along three distinct product lines: network systems, network diagnostics and contact center.

      Network Systems. The Company's network systems product line consists principally of the Eagle 5 SAS and products, features and applications based on the Eagle platform, including TekWare and TekServer, the IP7 Secure Gateway and the Company's local number portability solution, Sentinel, ASi 4000 Service Control Point, VXi Media Gateway Controller and other convergence products.

      Network Diagnostics. This product line consists principally of the MGTS and MGTS i3000 families of diagnostics products. (See "Subsequent Event" section below related to the disposition of the Network Diagnostics business.)

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

Results of Operations

      The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:

                                                                           Percentage of Revenues
                                                                           ----------------------

                                                               Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
                                                             ----------------------       -----------------------
                                                               2002          2001           2002           2001
                                                             --------      --------       --------       --------
Revenues ...............................................        100.0%        100.0%         100.0%         100.0%
Cost of goods sold .....................................         27.3          29.9           30.3           30.8
Amortization of purchased technology ...................          3.2           3.7            3.4            3.3
                                                             --------      --------       --------       --------
Gross profit ...........................................         69.5          66.4           66.3           65.9

Research and development ...............................         24.2          25.9           24.0           23.9
Selling, general and administrative ....................         36.6          38.8           35.9           35.1
Amortization of goodwill and other intangible assets ...          0.5           7.6            0.5            7.0
                                                             --------      --------       --------       --------
Total operating expenses ...............................         61.3          72.3           60.4           66.0
                                                             --------      --------       --------       --------

Income (loss) from operations ..........................          8.2          (5.9)           5.9           (0.1)
Interest and other income (expense), net ...............          0.3          (0.5)          (0.3)           0.1
                                                             --------      --------       --------       --------
Income (loss) before provision for income taxes ........          8.5          (6.4)           5.6            0.0

Provision for income taxes .............................          2.9          (0.0)           1.9            2.1
                                                             --------      --------       --------       --------
Net income (loss) ......................................          5.6%         (6.4%)          3.7%          (2.1%)
                                                             ========      ========       ========       ========

      The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                                                                           Percentage of Revenues
                                                                           ----------------------

                                                               Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
                                                             ----------------------       -----------------------
                                                               2002          2001           2002           2001
                                                             --------      --------       --------       --------
Network Systems ........................................           72%           68%            71%            69%
Network Diagnostics ....................................           15            18             16             19
Contact Center .........................................           13            14             13             12
                                                             --------      --------       --------       --------
     Total .............................................          100%          100%           100%           100%
                                                             ========      ========       ========       ========

      The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

                                                                           Percentage of Revenues
                                                                           ----------------------

                                                               Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
                                                             ----------------------       -----------------------
                                                               2002          2001           2002           2001
                                                             --------      --------       --------       --------
North America ..........................................           82%           71%            79%            77%
Japan ..................................................            4             9              6              9
Europe .................................................            7             3              8              4
Rest of World ..........................................            7            17              7             10
                                                             --------      --------       --------       --------
     Total .............................................          100%          100%           100%           100%
                                                             ========      ========       ========       ========

      Three Months Ended June 30, 2002 Compared with the Three Months Ended
                                  June 30, 2001

      Revenues. The Company's revenues increased by $9.3 million, or 13%, during the second quarter of 2002 due primarily to higher sales of network systems products partially offset by a decrease in network diagnostics revenues.

      Revenues from network systems products increased by $9.8 million, or 20%, due primarily to higher unit sales of Eagle STP systems, upgrades and extensions.

      Revenues from network diagnostics products decreased by $621,000, or 5%, due principally to lower sales of the Company's MGTS i3000 product and lower subcontracting revenue in Japan, partially offset by increased sales of MGTS diagnostics products.

      Revenues from contact center products increased by $130,000, or 1%, primarily as a result of increased sales of the TotalView product.

      Revenues in North America increased by $15.8 million, or 32%, due primarily to higher sales of Eagle STP products. Sales in Japan decreased by $2.8 million, or 45%, as a result of lower sales of MGTS products and lower subcontracting revenue. Revenues in Europe increased by $3.3 million, or 141%, due to higher MGTS product sales. Rest of world revenues decreased by $7.0 million, or 57%, due primarily to lower Eagle STP product sales.

      The impact of exchange rate fluctuations on currency translations decreased revenues by $54,000, or less than 1%, and did not have a material effect on net income in the second quarter of 2002.

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

      The Company believes that its future revenue growth depends in large part upon a number of factors, including the continued market acceptance, both domestically and internationally, of the Company's products, particularly the Eagle products including TekWare and TekServer and related applications as well as the Company's suite of products for converged circuit and packet networks, including the IP7 Secure Gateway and VXi Media Gateway Controller network systems products.

      Gross Profit. Gross profit as a percentage of revenues increased to 69.5% in the second quarter of 2002 compared to 66.4% in the second quarter of 2001. The increase in gross profit was primarily due to a higher proportion of sales of Eagle STP upgrades and extensions and service agreements which typically carry higher margins. In addition, there was a favorable geographic mix of sales during the second quarter of 2002.

      Research and Development. Research and development expenses increased overall by $1.0 million, or 6%, and decreased as a percentage of revenues to 24.2% in the second quarter of 2002 from 25.9% in the second quarter of 2001. This increase was due primarily to higher compensation costs.

      The Company intends to continue to make substantial investments in product and technology development and believes that its future success depends in large part upon its ability to continue to enhance existing products and to develop or acquire new products that maintain the Company's technological competitiveness.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.8 million, or 7%, and decreased as a percentage of revenues to 36.6% in the second quarter of 2002 from 38.8% in the second quarter of 2001. This increase was due primarily to higher compensation costs, higher legal expenses and costs associated with international expansion initiatives.

      Interest and Other Income (Expense), net. Interest expense increased slightly by $63,000. Interest income decreased $417,000 or 19% due to lower interest rates in 2002 compared to 2001.

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and intangible assets in the second quarter of 2002 decreased by $5.0 million to $400,000, and decreased as a percentage of revenues to 0.5% for the three months ended June 30, 2002 from 7.6% for the three months ended June 30, 2001. This decrease was due to the adoption of SFAS 142 on January 1, 2002, which no longer permits the amortization of acquisition-related goodwill.

      Income Taxes. The income tax provision for the second quarter 2002 was $2.3 million and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $1.1 million from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Since the Company had a loss for the three-month period ended June 30, 2001, an income tax benefit of $1,000 was recorded net of the effect of non-deductible acquisition-related costs, partially offset by a benefit of $1.2 million from the utilization of deferred tax benefits related to certain of these acquisition-related costs. Excluding the effect of acquisition-related items, an estimated effective tax rate of 35% was applied for the three month periods ended June 30, 2002 and 2001 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income.

        Six Months Ended June 30, 2002 Compared with the Six Months Ended
                                  June 30, 2001

      Revenues. The Company's revenues decreased by $2.4 million, or 2%, during the six months ended June 30, 2002 due primarily to lower sales of network diagnostics products, partially offset by higher sales of network systems and contact center products.

      Revenues from network systems products increased by $2.6 million, or 2%, due primarily to higher sales of Sentinel products and secondarily to increased sales of service contracts partially offset by lower sales of local number portability products.

      Revenues from network diagnostics products decreased by $5.6 million, or 19%, due to lower sales of MGTS and MGTS i3000 products.

      Revenues from contact center products increased by $716,000, or 4%, primarily as a result of increased sales of the TotalView product.

      Revenues in North America increased by $572,000. Sales in Japan decreased $4.2 million, or 31%, as a result of lower sales of MGTS and lower subcontracting revenues. Revenues in Europe increased by $6.1 million, or 92%, due primarily to stronger sales of Eagle STP products and secondarily to higher sales of the Company's MGTS diagnostic products. Rest of world revenues decreased by $4.8 million or 30% due primarily to lower sales of Eagle STP products and secondarily to lower sales of the Company's MGTS products.

      The impact of exchange rate fluctuations on currency translations decreased revenues by $631,000, or less than 1%, and did not have a material effect on net income in the six months ended June 30, 2002.

      Gross Profit. Gross profit as a percentage of revenues increased to 66.3% in the six months ended June 30, 2002 compared with 65.9% in the six months ended June 30, 2001. The increase in gross margins was primarily due to a higher proportion of sales of Eagle STP upgrades and extensions and service agreements which typically carry higher margins.

      Research and Development. Research and development expenses decreased overall by $390,000, or 1.1%, and increased slightly as a percentage of revenues to 24.0% in the six months ended June 30, 2002 from 23.9% in the six months ended June 30, 2001. The dollar decrease in 2002 was primarily due to decreased usage of material supplies and contract labor.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $437,000, or 1%, and increased as a percentage of revenues to 35.9% in the six months ended June 30, 2002 from 35.1% in the six months ended June 30, 2001. This increase was due primarily to increased compensation costs and higher legal expenses.

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and intangible assets in the first half of 2002 decreased by $10.0 million to $800,000, and decreased as a percentage of revenues to 0.5% for the six months ended June 30, 2002 from 7.0% for the six months ended June 30, 2001. This decrease was due to the adoption of SFAS 142 on January 1, 2002, which no longer permits the amortization of acquisition-related goodwill.

      Interest and Other Income (Expense), net. Interest expense increased by $112,000, or 2.5%, for the six months ended June 30, 2002 compared to 2001. Interest income decreased $1.5 million, or 30.3%, due to lower interest rates in 2002 compared to 2001.

      Income Taxes. The income tax provisions for the six months ended June 30, 2002 and 2001 were $2.8 million and $3.2 million, respectively, and reflected the effect of non-deductible acquisition-related costs and amortization, partially offset by a benefit of $2.1 million and $2.3 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of acquisition-related items, an estimated effective tax rate of 35% was applied for the six-month periods ended June 30, 2002 and 2001 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income.

      Subsequent Event

      On July 15, 2002, the Company entered into a definitive agreement to sell principally all of the Network Diagnostics business to Catapult Communications Corporation for total proceeds of $60 million comprised of $42.5 million in cash and $17.5 million in a convertible note receivable due within 2 years after closing transaction. The transaction is anticipated to be consummated by the end of the third quarter of 2002 and will be reflected as a discontinued operation in accordance with the requirements of SFAS No. 144. In connection with the sale, the Company anticipates recording certain exit and disposal costs associated with the Network Diagnostics business which are currently being quantified.

      Liquidity and Capital Resources

      During the six months ended June 30, 2002, cash and cash equivalents increased by $56.5 million to $148.7 million, including net proceeds of $18.3 million from the sale of short-term and long-term investments. Operating activities, net of the effects of exchange rate changes on cash, provided $41.2 million. Financing activities, which represented proceeds from the issuance of common stock upon the exercise of options and warrants, provided $1.6 million, and investing activities, excluding the net proceeds from the sale of short-term and long-term investments, used $4.7 million primarily due to capital expenditures.

      Cash flows from operating activities were comprised mainly of net income adjusted for depreciation and amortization, and a decrease in accounts receivable. Net accounts receivable decreased by 21% during the first half of 2002 due primarily to strong collections activity.

      Capital expenditures of $4.9 million during the first six months of 2002 represented the planned addition of equipment principally for research and development, manufacturing operations and a company wide information system.

      The Company has a $20.0 million line of credit with a U.S. bank and lines of credit aggregating $1.7 million available to the Company's Japanese subsidiary from various Japan-based banks.

      The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (4.75% at June 30, 2002), and expires on October 31, 2002, if not renewed. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

      The Company's Japanese subsidiary has collateralized yen-denominated lines of credit with Japan-based banks, primarily available for use in Japan, amounting to the equivalent of $1.7 million with interest at the Japanese prime rate (1.375% at June 30, 2002) plus 0.125% per annum which expire between June 2003 and August 2003, if not renewed. There have been no borrowings under these lines of credit.

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

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 was adopted on January 1, 2002 and goodwill will now be tested at the reporting unit at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. On January 1, 2002, the assembled workforce intangible amount was reclassifed to goodwill. Amortization of goodwill, including goodwill recorded in past business combinations, has ceased and based on work performed by an independent, third-party valuation firm, the Company determined that there was no goodwill impairment. See Note "A" to the consolidated financial statements for further detail on the effects of implementing SFAS No. 142.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company adopted SFAS No. 144 effective January 1, 2002 with no material impact on the Company's financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Earlier adoption of SFAS No. 146 is encouraged. The Company is currently evaluating the provisions of SFAS No. 146 and its potential impact on the Company's consolidated financial statements and the disposal of the Network Diagnostics business as discussed in the preceding "Subsequent Event" section.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes for the six-month period ended June 30, 2002. For a further discussion of the quantitative and qualitative disclosures about market risk, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings

Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. vs Tekelec

      In August 2000, Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. (collectively, "Alcatel") filed a complaint against Tekelec in the United States District Court for the Eastern District of Texas, Sherman Division. The complaint alleges that Tekelec makes and sells products that infringe two patents owned by Alcatel Sourcing. The patents at issue relate to a system and method for application location register routing in a telecommunications network. Alcatel's allegations relate to three particular software applications offered by Tekelec as a feature on its EAGLE STP for routing query messages in wireless networks. Alcatel seeks a permanent injunction enjoining the Company from infringing the patents at issue, unspecified general and exemplary damages, and an award of costs.

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

      A trial date was originally scheduled for June 2002. In April 2002, Tekelec filed a motion for summary judgment for non-infringement and Alcatel filed a motion for summary judgment for infringement. The Court referred both motions to the Magistrate Judge for consideration. After a hearing on both motions before the Magistrate Judge in May 2002, the Magistrate Judge issued a report and recommendation of non-infringement in favor of Tekelec. The Court subsequently entered an order rescinding the June 2002 trial setting and all remaining deadlines, indicating that after the Court has ruled on the Magistrate Judge's report and recommendation, the Court will enter such orders as are deemed appropriate for the final disposition of the case. The Court has not yet ruled on the Magistrate Judge's report and recommendation.

Lemelson Medical, Education and Research Foundation, Limited Partnership vs. Tekelec

      In March 2002, the Lemelson Medical, Education & Research Foundation, Limited Partnership ("Lemelson") filed a complaint against thirty defendants, including Tekelec, in the United States District Court for the District of Arizona. The complaint alleges that all defendants make, offer for sale, sell, import, or have imported products that infringe eighteen patents assigned to Lemelson, and the complaint also alleges that the defendants use processes that infringe the same patents. The patents at issue relate to computer image analysis technology and automatic identification technology. Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue, and Tekelec is currently investigating which products and/or processes might be subject to the lawsuit. At present, the lawsuit is stayed pending a non-appealable resolution of a lawsuit involving the same patents that is pending in the United States

District Court for the District of Nevada and that is scheduled for trial in November 2002. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial condition or overall results of operations.

      Please refer to Item 3, Legal Proceedings, in Tekelec's Annual Report on Form 10-K for the year ended December 31, 2001 for information previously furnished concerning the legal proceedings described above.

Item 4.    Submission of Matters to a Vote of Security Holders

      (a) On May 10, 2002, the Company held its 2002 Annual Meeting of Shareholders (the "Annual Meeting").

      (b) At the Annual Meeting, the following persons were elected as directors of the Company. The numbers of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name.

          Name of Director         Votes Cast for Director        Votes Withheld
          ----------------         -----------------------        --------------

          Robert V. Adams                56,186,925                    431,931
          Jean-Claude Asscher            52,905,025                  3,713,831
          Daniel L. Brenner              56,210,824                    408,032
          Michael L. Margolis            52,837,227                  3,781,629
          Howard Oringer                 56,041,744                    577,112
          Jon F. Rager                   56,116,317                    502,539

      (c) At the Annual Meeting, the shareholders approved, with 27,272,590 votes cast in favor and 13,697,474 votes cast against, an amendment to the Company's 1994 Stock Option Plan increasing the aggregate number of shares of Common Stock authorized for issuance thereunder by 3,000,000. There were 49,349 abstentions and 15,599,443 broker nonvotes with respect to this matter.

      (d) At the Annual Meeting, the shareholders approved, with 20,602,586 votes cast in favor and 20,351,699 votes cast against, the Company's Non-Employee Director Stock Option Plan under which an aggregate of 500,000 shares of Common Stock is authorized and reserved for issuance. There were 65,128 abstentions and 15,599,443 broker nonvotes with respect to this matter.

      (e) At the Annual Meeting, with 55,828,608 votes cast in favor, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2002. There were 750,130 votes cast against such ratification, and there were 40,118 abstentions with respect to this matter.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

2.1 Asset Purchase Agreement dated July 15, 2002 between Registrant and Catapult Communications Corporation (schedules are omitted from this agreement and the other agreements filed herewith as Exhibits 2.2, 2.3, 2.4, 2.5 and 2.6, and the Registrant agrees to furnish supplementally a copy of any such schedule to the Commission upon request)

2.2 Transitional Services Agreement dated July 15, 2002 between Registrant and Catapult Communications Corporation

2.3 License Agreement dated July 15, 2002 between Registrant, Catapult Communications Corporation and Catapult Communications International Limited

2.4 International Rights License Agreement dated July 15, 2002 between Registrant, Catapult Communications Corporation and Catapult Communications International Limited

2.5 Registration Rights Agreement dated July 15, 2002 between Registrant and Catapult Communications Corporation

2.6 Subordinated Guaranty dated July 15, 2002 executed by Catapult Communications Corporation in favor of Registrant

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TEKELEC


August 14, 2002

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

INDEX TO EXHIBITS


Exhibit
Number                        Description
------                        -----------

2.1 Asset Purchase Agreement dated July 15, 2002 between Registrant and Catapult Communications Corporation (schedules are omitted from this agreement and the other agreements filed herewith as Exhibits 2.2, 2.3, 2.4, 2.5 and 2.6, and the Registrant agrees to furnish supplementally a copy of any such schedule to the Commission upon request)

2.2 Transitional Services Agreement dated July 15, 2002 between Registrant and Catapult Communications Corporation

2.3 License Agreement dated July 15, 2002 between Registrant, Catapult Communications Corporation and Catapult Communications International Limited

2.4 International, Rights License Agreement dated July 15, 2002 between Registrant, Catapult Communications Corporation and Catapult Communications International Limited

2.5   Registration Rights Agreement dated July 15, 2002 between
      Registrant and Catapult Communications Corporation

2.6 Subordinated Guaranty dated July 15, 2002 executed by Catapult Communications Corporation in favor of Registrant