Form 10-Q
period 2002-09-30
TEKELEC
filed 2002-11-14
CIK 790705

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes |X|       No |_|

         As of November 4, 2002, there were 60,550,039 shares of the registrant's common stock, without par value, outstanding.

                                     TEKELEC
                                    FORM 10-Q
                                      INDEX


Part I -- Financial Information                                                          Page

Item 1.      Consolidated Financial Statements

                  Consolidated Balance Sheets at September 30, 2002                        3
                  and December 31, 2001

                  Consolidated Statements of Operations for the three and nine             5
                  months ended September 30, 2002 and 2001

                  Consolidated Statements of Comprehensive Income (Loss)                   7
                  for the three and nine months ended September 30, 2002 and 2001

                  Consolidated Statements of Cash Flows for the nine months                8
                  ended September 30, 2002 and 2001

                  Notes to Consolidated Financial Statements                               9

Item 2.      Management's Discussion and Analysis of Financial                            20
             Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                   29

Item 4.      Controls and Procedures                                                      29

Part II -- Other Information

Item 6.      Exhibits and Reports on Form 8-K                                             30

Signatures and Certifications                                                             31


PART  I -- FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                     Tekelec
                           Consolidated Balance Sheets


                                                                    September 30,                December 31,
                                                                          2002                        2001
                                                                    -------------                ------------
                                                                               (dollars in thousands)
                                                                    (unaudited)
                            Assets
Current assets:
     Cash and cash equivalents..............................       $    198,803                 $     87,148
     Short-term investments, at fair value..................             30,103                       68,608
     Accounts receivable, less
       allowances of $4,370 and $4,567, respectively........             45,720                       53,717
     Inventories............................................             11,491                       14,782
     Deferred income taxes, net.............................             13,697                       13,648
     Prepaid expenses and other current assets..............             13,546                       14,543
     Current assets of discontinued operation...............                 --                       30,375
                                                                   ------------                 ------------
         Total current assets...............................            313,360                      282,821
Long-term investments, at fair value........................             83,094                       70,200
Property and equipment, net.................................             23,563                       31,479
Investments in privately-held companies.....................             16,525                       16,500
Deferred income taxes, net..................................              3,211                        3,242
Other assets................................................              2,488                        3,094
Long-term convertible notes receivable ($17,300 principal
amount).....................................................             18,115                           --
Goodwill, net...............................................             44,942                       44,725
Intangible assets, net......................................             18,155                       27,120
Non-current assets of discontinued operation................                 --                        5,223
                                                                   ------------                 ------------
         Total assets.......................................       $    523,453                 $    484,404
                                                                   ============                 ============

           Liabilities And Shareholders' Equity
Current liabilities:
     Trade accounts payable.................................       $      8,861                 $     12,902
     Accrued expenses.......................................             24,346                       20,887
     Accrued payroll and related expenses...................             15,505                        8,045
     Current portion of deferred revenues...................             28,993                       41,469
     Income taxes payable...................................             12,213                          629
     Current liabilities of discontinued operation..........                 --                       13,721
                                                                   ------------                 ------------
         Total current liabilities..........................             89,918                       97,653
Long-term convertible debt..................................            125,953                      122,992
Deferred income taxes.......................................              9,006                        9,983
Long-term portion of deferred revenues......................              3,896                        4,378
Non-current liabilities of discontinued operation...........                 --                          576
                                                                   ------------                 ------------
         Total liabilities..................................            228,773                      235,582
                                                                   ------------                 ------------


Continued on next page


See notes to consolidated financial statements.

                                     Tekelec
                           Consolidated Balance Sheets


                                                                     September 30,               December 31,
                                                                         2002                        2001
                                                                    ----------------            --------------
                                                                               (dollars in thousands)
                                                                    (unaudited)

Commitments and Contingencies (Note G)

Shareholders' equity:
     Common stock, without par value,
         200,000,000 shares authorized; 60,464,876 and
              60,107,087 shares issued and outstanding,
              respectively..................................            174,441                      171,846
     Retained earnings......................................            120,101                        78,525
     Accumulated other comprehensive income (loss)..........                138                       (1,549)
                                                                    -----------                  -----------
         Total shareholders' equity.........................            294,680                      248,822
                                                                    -----------                  -----------
         Total liabilities and shareholders' equity.........        $   523,453                  $   484,404
                                                                    ===========                  ===========

See notes to consolidated financial statements.

                                     Tekelec
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                  Three Months Ended             Nine Months Ended
                                                                    September 30,                  September 30,
                                                               -------------------------     ---------------------------
                                                                   2002           2001            2002            2001
                                                               ----------     ----------     ----------       ----------
                                                                          (thousands, except per share data)

Revenues.............................................          $ 73,544        $ 58,587      $ 201,918        $ 184,003

Cost of sales:
     Cost of goods sold ..............................           16,479          20,456         52,298           56,313
     Amortization of purchased technology ............            2,476           2,536          7,663            7,727
                                                               --------        --------      ---------        ---------
            Total cost of sales ......................           18,955          22,992         59,961           64,040
                                                               --------        --------      ---------        ---------
            Gross profit .............................           54,589          35,595        141,957          119,963
                                                               --------        --------      ---------        ---------
Operating expenses:
     Research and development ........................           16,251          13,164         45,149           41,567
     Selling, general and administrative .............           22,654          20,474         68,878           65,624
     Amortization of goodwill and other intangible
       assets ........................................              400           5,416          1,200           16,248
                                                               --------        --------      ---------        ---------
         Total operating expenses ....................           39,305          39,054        115,227          123,439
                                                               --------        --------      ---------        ---------

Income (Loss) from operations ........................           15,284          (3,459)        26,730           (3,476)
Other income (expense):
     Interest income .................................            1,496           2,116          4,854            6,933
     Interest expense ................................           (2,305)         (2,246)        (6,865)          (6,694)
     Other, net ......................................             (391)           (183)           301              (86)
                                                               --------        --------      ---------        ---------
         Total other income (expense) ................           (1,200)           (313)        (1,710)             153
                                                               --------        --------      ---------        ---------

Income (Loss) from continuing operations before
     provision for income taxes ......................           14,084          (3,772)        25,020           (3,323)
     Provision for income taxes ......................            4,760             811          8,448            4,048
                                                               --------        --------      ---------        ---------
         Income (Loss) from continuing operations ....            9,324          (4,583)        16,572           (7,371)

Income (Loss) from discontinued operation, net of
      provision (benefit) for income taxes of $(1,553)
      and $(2,707) for the three and nine months ended
      September 30, 2002, respectively, and $277 and
      $224 for the three and nine months ended
      September 30, 2001, respectively ...............           (1,898)          2,053         (3,308)           1,659

Gain on disposal of discontinued operation, net of
      provision for income taxes of $13,345 ..........           28,312              --         28,312               --
                                                               --------        --------      ---------        ---------
            Net income (loss) ........................         $ 35,738        $ (2,530)     $  41,576        $  (5,712)
                                                               ========        ========      =========        =========


  Continued on next page

  See notes to consolidated financial statements.


                                     Tekelec
                      Consolidated Statements of Operations
                                   (unaudited)


                                                            Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                        --------------------------     --------------------------
                                                           2002            2001           2002             2001
                                                        ---------       ----------     ---------        ---------

                                                                   (thousands, except per share data)

Earnings (Loss) per share from continuing operations:
     Basic ...........................................   $   0.15       $  (0.07)       $   0.27        $  (0.13)
     Diluted .........................................       0.16          (0.07)           0.31           (0.13)

Earnings (Loss) per share from discontinued operation:
     Basic ...........................................   $  (0.03)      $   0.03        $  (0.05)       $   0.03
     Diluted .........................................      (0.03)          0.03           (0.05)           0.03

Earnings per share from gain on disposal of
     discontinued operation:
     Basic ...........................................   $   0.47       $     --        $   0.47        $     --
     Diluted .........................................       0.41             --            0.41              --

Earnings (Loss) per share:
     Basic ...........................................   $   0.59       $  (0.04)       $   0.69        $  (0.10)
     Diluted .........................................       0.54          (0.04)           0.67           (0.10)

Earnings (Loss) per share weighted average number of
     shares outstanding:
     Basic ...........................................     60,407         59,828          60,249          59,444
     Diluted .........................................     68,793         59,828          68,987          59,444


See notes to consolidated financial statements.

                                   Tekelec
             Consolidated Statements of Comprehensive Income (Loss)
                                   (unaudited)

                                                            Three Months Ended            Nine Months Ended
                                                               September 30,                September 30,
                                                          ------------------------   -------------------------
                                                              2002        2001           2002          2001
                                                          -----------  -----------   -----------   -----------
                                                                              (thousands)

Net income (loss).................................        $    35,738  $    (2,530)  $    41,576   $    (5,712)

Other comprehensive income (loss):
     Foreign currency translation adjustments.....                352          645         1,687          (557)
                                                          -----------  -----------   -----------   -----------
Comprehensive income (loss).......................        $    36,090  $    (1,885)  $    43,263   $    (6,269)
                                                          ===========  ===========   ===========   ===========





See notes to consolidated financial statements.

                                     Tekelec
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                          --------------------------
                                                                             2002         2001
                                                                          ----------   ----------
                                                                               (thousands)

Cash flows from operating activities:
Net income (loss) .....................................................   $  41,576    $  (5,712)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Net gain on disposal of discontinued operation ...................     (28,312)          --
     Net (income) loss from discontinued operation ....................       3,308       (1,659)
     Allowance for doubtful accounts ..................................        (197)       4,044
     Depreciation .....................................................      12,121       11,066
     Amortization .....................................................       8,929       23,635
     Amortization of deferred financing costs .........................         615          615
     Convertible debt accretion .......................................       2,960        2,769
     Deferred income taxes ............................................        (996)      (2,558)
     Stock-based compensation .........................................         246          228
     Tax benefit related to stock options exercised ...................         341        3,900
Changes in operating assets and liabilities (net of business disposed):
     Accounts and notes receivable ....................................       8,802       42,762
     Inventories ......................................................       3,292       (3,219)
     Prepaid expenses and other current assets ........................       5,748       (2,117)
     Trade accounts payable ...........................................      (4,808)        (976)
     Accrued expenses .................................................       1,636       (1,542)
     Accrued payroll and related expenses .............................       7,458       (2,280)
     Deferred revenues ................................................     (12,958)      15,153
     Income taxes payable .............................................      (1,754)      (1,219)
                                                                          ---------    ---------
        Total adjustments .............................................       6,431       88,602
                                                                          ---------    ---------
        Net cash provided by operating activities .....................      48,007       82,890
                                                                          ---------    ---------
Cash flows from investing activities:
     Proceeds from maturity of available-for-sale securities ..........     229,036      150,560
     Purchase of available-for-sale securities ........................    (203,425)    (197,862)
     Net purchase of property and equipment ...........................      (4,187)     (17,101)
     Net purchase of technology .......................................         137          (59)
     Change in other assets ...........................................        (313)        (476)
     Proceeds from disposal of discontinued operation, net of cash
     expenditures .....................................................      37,883           --
                                                                          ---------    ---------
         Net cash provided by investing activities ....................      59,131      (64,938)
                                                                          ---------    ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock ...........................       2,008       10,291
                                                                          ---------    ---------
         Net cash provided by financing activities ....................       2,008       10,291
Effect of exchange rate changes on cash ...............................         502           58
Net cash flows from discontinued operation ............................       2,007        2,277
                                                                          ---------    ---------
     Net change in cash and cash equivalents ..........................     111,655       30,578
Cash and cash equivalents at beginning of period ......................      87,148       57,585
                                                                          ---------    ---------
Cash and cash equivalents at end of period ............................   $ 198,803    $  88,163
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

         As more fully described in Note B - Disposition of Business, the Company sold its Network Diagnostics Division ("NDD") effective August 30, 2002. Accordingly, comparative 2001 financial results and notes have been restated to reflect the Network Diagnostics Division as a discontinued operation. All significant intercompany balances and transactions have been eliminated in consolidation.

         The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

         The Company operates under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 are for the thirteen and thirty-nine weeks ended September 27, 2002 and September 28, 2001, respectively.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 was adopted on January 1, 2002 and goodwill will now be tested for impairment at the reporting unit at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. On January 1, 2002, the assembled workforce intangible amount was reclassified to goodwill. Amortization of goodwill, including goodwill recorded in past business combinations, has ceased and based on work performed by an independent third-party valuation firm, the Company determined that there was no goodwill impairment.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

         The net income for the three and nine months ended September 30, 2001 includes amortization of goodwill and assembled workforce of approximately $5.0 million and $15.0 million, respectively. The adjusted net income and earnings per share information for the three and nine months ended September 30, 2001 as if SFAS No. 142 was adopted on January 1, 2001 would have been:


                                                           Three Months Ended            Nine Months Ended
                                                           September 30, 2001            September 30, 2001
                                                        -------------------------    -------------------------
                                                            As             As            As             As
                                                         reported       adjusted      reported       adjusted
                                                        ----------     ----------    -----------    ----------
Net income (loss) (thousands)......................      $ (2,530)      $  2,392      $ (5,712)      $ 9,054
Basic earnings (loss) per share....................         (0.04)          0.04         (0.10)         0.15
Diluted earnings (loss) per share..................         (0.04)          0.04         (0.10)         0.14

         The identifiable intangible assets will continue to be amortized over their estimated useful lives. The estimated aggregate amortization expense for intangibles for the remainder of 2002 is approximately $2.9 million. The estimated aggregate amortization expense for intangibles for the subsequent years is:


For the Years Ending December 31,
                                                     (thousands)
2003..............................................   $  11,355
2004..............................................       3,916
Thereafter........................................          --
                                                     ---------
                                                     $  15,271
                                                     =========


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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Earlier adoption of SFAS No. 146 is encouraged. The Company is currently evaluating the provisions of SFAS No. 146 and its potential impact, if any, on the Company's consolidated financial statements.

B.       Disposition of Business

         Effective August 30, 2002, the Company completed the sale of NDD to Catapult Communications Corporation ("Catapult") for $59.8 million, consisting of $42.5 million in cash and convertible subordinated promissory notes (the "Notes") issued by Catapult's wholly owned Irish subsidiary and guaranteed by Catapult in the total amount of $17.3 million, subject to certain adjustments. The sale resulted in a pre-tax gain of approximately $41.7 million ($28.3 million after taxes). This gain is based on certain estimates including a final working capital adjustment in accordance with the Asset Purchase Agreement. Any differences between these estimates and their actual settlement will change the gain accordingly. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the sale of the NDD business segment has been presented as a discontinued business and the Company's historical financial results have been restated to reflect NDD as a discontinued operation.

         Assets and liabilities of NDD as of December 31, 2001 were the following:

                                                                           December 31,
                                                                               2001
                                                                         ---------------
                                    Assets                                  (thousands)
        Current assets:
             Cash and cash equivalents..............................     $        5,024
             Accounts receivable, net...............................             14,750
             Inventories............................................              6,535
             Deferred income taxes, net.............................              2,192
             Prepaid expenses and other current assets..............              1,874
                                                                         --------------
                 Total current assets...............................     $       30,375
                                                                         ==============
        Non-current assets:
        Property and equipment, net.................................              3,280
        Deferred income taxes, net..................................              1,108
        Other assets................................................                388
        Intangible assets, net......................................                447
                                                                         --------------
                 Total non-current assets...........................     $        5,223
                                                                         ==============
                                 Liabilities
        Current liabilities:
             Trade accounts payable.................................     $        4,001
             Accrued expenses.......................................              1,696
             Accrued payroll and related expenses...................              1,941
             Current portion of deferred revenues...................              5,118
             Income taxes payable...................................                965
                                                                         --------------
                 Total current liabilities..........................     $       13,721
                                                                         ==============
        Non-current liabilities:
        Long-term portion of deferred revenue.......................                576
                                                                         --------------
                 Total non-current liabilities......................     $          576
                                                                         ==============

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

         Revenues and net income for the Discontinued Operation were the following:

                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                   -------------------------     ---------------------------
                                                       2002           2001            2002            2001
                                                   ----------     ----------     ----------       ----------
                                                              (thousands, except per share data)

         Revenues...........................    $     2,221    $    18,888    $     26,556     $     48,669
         Net income.........................         (1,898)         2,053          (3,308)           1,659



         The Notes have a principal amount of $17.3 million bearing interest at 2% per annum and are due on August 30, 2004. The Company has the option of converting the Notes into Catapult common stock after August 30, 2003 through maturity at a conversion rate (subject to certain adjustments) of 62.50 shares of Catapult common stock per $1,000 in principal (approximately 1.1 million shares). Catapult also has the option of repaying one of the Notes at maturity in the principal amount of $10.0 million by delivery of shares of Catapult common stock valued at a 17.5% discount from trading prices at the time of repayment.

         The Notes, as reflected on the Consolidated Balance Sheet at September 30, 2002, are recorded at their estimated fair value of $18.1 million determined by discounting the face value amount using a fair value rate of interest to present value and then determining the fair value of the conversion option using the Black-Scholes valuation model. The fair values of the Notes and the conversion option are as follows (in millions):


            $17.3 million face value Notes discounted to present value      $  14.9
            Fair value of conversion option feature                             3.2
                                                                            -------
                       Fair value of Notes                                  $  18.1
                                                                            =======

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)


C.       Certain Balance Sheet Items


                                                                         September 30,          December 31,
                                                                             2002                   2001
                                                                         ------------           ------------
                                                                                  (thousands)
       The components of inventories are:

       Raw materials ...........................................         $      6,019           $      5,876
       Work in process .........................................                   30                  1,746
       Finished goods ..........................................                5,442                  7,160
                                                                         ------------           ------------
                                                                         $     11,491           $     14,782
                                                                         ============           ============

       Property and equipment consist of the following:

       Manufacturing and development equipment .................         $     46,070           $     44,271
       Furniture and office equipment ..........................               27,285                 25,776
       Demonstration equipment .................................                3,582                  3,898
       Leasehold improvements ..................................                8,377                  8,324
                                                                         ------------           ------------
                                                                               85,314                 82,269
       Less, accumulated depreciation and amortization..........              (61,751)               (50,790)
                                                                         ------------           ------------
            Property and equipment, net ........................         $     23,563           $     31,479
                                                                         ============           ============

       Intangible assets consist of the following:

       Purchased technology.....................................         $     48,916           $     48,908
       Other....................................................               10,000                 13,000
                                                                         ------------           ------------
                                                                               58,916                 61,908
       Less accumulated amortization............................              (40,761)               (34,788)
                                                                         ------------           ------------
            Intangible assets, net..............................         $     18,155           $     27,120
                                                                         ============           ============

D.       Related Party Transactions

         The Company's Japanese subsidiary purchased, for resale under a distribution arrangement, products from an affiliate in which three of the Company's directors are directors and shareholders. In August 2002, the Japanese subsidiary was sold as part of the disposition of NDD (see Note B - Disposition of Business), and purchases subsequent to the sale are no longer considered related party transactions. The amount due to the related party at December 31, 2001 was $168,000.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)


E.       Income Taxes

         The income tax provisions from continuing operations for the three- and nine-month periods ended September 30, 2002 were $4.8 million and $8.4 million, respectively, and reflected the effect of non-deductible acquisition-related costs, partially offset by benefits of $1.1 million and $3.2 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. The income tax provisions from continuing operations for the three- and nine-month periods ended September 30, 2001 were $811,000 and $4.0 million, respectively, and reflected the effect of non-deductible acquisition-related costs, partially offset by benefits of $1.1 million and $3.4 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisitions-related costs.

         Excluding the effect of acquisition-related items, an estimated effective tax rate of 35% was applied to continuing operations for the three- and nine-month periods ended September 30, 2002 and 2001 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development credits, foreign tax credits, and other benefits from foreign sourced income.

F.       Lines of Credit and Long-Term Convertible Debt

         The Company has a $20.0 million line of credit with a U.S. bank. The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (4.75% at September 30, 2002), and has been extended to January 31, 2003 from its original expiration date of October 31, 2002. The Company believes that the line of credit will be renewable on substantially the same terms and conditions as the current line of credit. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

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


G.       Commitments and Contingencies

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

         A trial date was originally scheduled for June 2002. In April 2002, Tekelec filed a motion for summary judgment for non-infringement and Alcatel filed a motion for summary judgment for infringement. The Court referred both motions to the Magistrate Judge for consideration. After a hearing on both motions before the Magistrate Judge in May 2002, the Magistrate Judge issued a report and recommendation of non-infringement in favor of Tekelec. The Court subsequently entered an order rescinding the June 2002 trial setting and all remaining deadlines, indicating that after the Court has ruled on the Magistrate Judge's report and recommendation, the Court will enter such orders as are deemed appropriate for the final disposition of the case. The Court has not yet ruled on the Magistrate Judge's report and recommendation. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial condition, results of operations or cash flows.


Lemelson Medical, Education and Research Foundation, Limited Partnership vs. Tekelec

         In March 2002, the Lemelson Medical, Education & Research Foundation, Limited Partnership ("Lemelson") filed a complaint against thirty defendants, including Tekelec, in the United States District Court for the District of Arizona. The complaint alleges that all defendants make, offer for sale, sell, import, or have imported products that infringe eighteen patents assigned to Lemelson, and the complaint also alleges that the defendants use processes that infringe the same patents. The patents at issue relate to computer image analysis technology and automatic identification technology. Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue, and Tekelec is currently investigating which products and/or processes might be subject to the lawsuit. At present, the lawsuit is stayed pending a non-

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)


appealable resolution of a lawsuit involving the same patents that is pending in the United States District Court for the District of Nevada and that is scheduled for trial in November 2002. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial condition, results of operations or cash flows.

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

         As discussed in Note B - Disposition of Business, the Company sold NDD which was comprised of the Network Diagnostics and the Japan Diagnostics operating segments. NDD is reflected as a discontinued operation and accordingly the historical operating segment data has been restated to exclude the discontinued operation.

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

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)


The Company's operating segments and geographical information are as follows (in thousands):

Operating Segments


                                                                                   Revenues
                                                                                   --------
                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
                                                            ------------------------    --------------------------
                                                               2002          2001          2002          2001
                                                            ----------    ----------    -----------   ------------

Network Systems...................................          $   62,815     $  49,567    $  171,958      $  156,468
Contact Center....................................              10,729         9,020        29,960          27,535
                                                            ----------     ---------    ----------      ----------
     Total net sales..............................          $   73,544     $  58,587    $  201,918      $  184,003
                                                            ==========     =========    ==========      ==========

                                                                          Income (Loss) from Operations
                                                                          -----------------------------
                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
                                                            ------------------------    --------------------------
                                                               2002          2001          2002          2001
                                                            ----------    ----------    -----------   ------------

Network Systems...................................          $   20,993     $    8,473   $   47,618      $    33,802
Contact Center....................................               4,664          4,078       12,018           11,786
General Corporate(1)..............................             (10,373)       (16,010)     (32,906)         (49,064)
                                                            ----------     ----------   ----------      -----------
     Total operating income (loss)................          $   15,284     $   (3,459)  $   26,730      $    (3,476)
                                                            ===========    ==========   ==========      ===========
--------------------------------

(1) General Corporate includes acquisition-related charges and amortization of $2,800 and $7,816 for the three months ended September 30, 2002 and 2001, respectively, and $8,400 and $23,448 for the nine months ended September 30, 2002 and 2001, respectively.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)


Enterprise-Wide Disclosures

         The following table sets forth, for the periods indicated, revenues from external customers by principal product line:

                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                   September 30,
                                                         -------------------------       ---------------------------
                                                            2002           2001             2002             2001
                                                         ---------       ---------       -----------       ---------
Network Systems...................................       $  62,815       $ 49,567         $  171,958       $ 156,468
Contact Center....................................          10,729          9,020             29,960          27,535
                                                         ---------      ---------        -----------      ----------
     Total revenues from external customers.......       $  73,544       $ 58,587         $  201,918       $ 184,003
                                                         =========      =========        ===========      ==========

         The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:


                                                            Three Months Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                         -------------------------       ---------------------------
                                                           2002            2001             2002              2001
                                                         ---------      ----------       -----------       ---------
North America.....................................       $  53,012      $  41,421        $  164,649      $   150,139
Europe............................................          15,371          4,893            21,662            7,417
Rest of World.....................................           5,161         12,273            15,607           26,447
                                                         ---------      ---------        ----------      -----------
     Total revenues from external customers.......       $  73,544      $  58,587        $  201,918      $   184,003
                                                         =========      =========        ==========      ===========

         The following table sets forth, for the periods indicated, long-lived assets by geographic area in which the Company holds assets:

                                                       September 30,       December 31,
                                                           2002                2001
                                                       -------------       ------------
United States.....................................      $   122,924        $    121,967
Other.............................................              864                 951
                                                        -----------        ------------
     Total long-lived assets......................      $   123,788        $    122,918
                                                        ===========        ============

         Sales to two customers individually accounted for 12% and 10% of revenues for the three months ended September 30, 2002 and included sales from the network systems and contact center operating segments. There were no customers accounting for 10% or more of revenues for the nine months ended September 30, 2002. Sales to one customer accounted for 10% of the revenues for the three months ended September 30, 2001 and included sales from the network systems operating segment. Sales to one customer accounted for 17% of the revenues for the nine months ended September 30, 2001 and included sales from the both operating segments.

                                     Tekelec
                   Notes to Consolidated Financial Statements
                                   (unaudited)

I.       Earnings Per Share

         The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three- and nine-month periods ended September 30, 2002 and 2001:

                                                     Net Income (Loss)          Shares         Per Share
                                                       (Numerator)          (Denominator)       Amount
                                                     ------------------------------------------------------
                                                             (thousands, except per share amount)
For the Three Months Ended September 30, 2002:

Basic EPS........................................       $ 35,738                60,407           $  0.59
Effect of Dilutive Securities - Stock
     Options and Warrants........................             --                   780
Effect of "if-converted" method applied to
       Convertible Note..........................          1,498                 7,606
                                                        --------                ------
Diluted EPS......................................       $ 37,236                68,793           $  0.54
                                                        ========                ======

For the Three Months Ended September 30, 2001:

Basic EPS........................................       $ (2,530)               59,828           $ (0.04)
Effect of Dilutive Securities - Stock
     Options and Warrants........................             --                    --
                                                        --------                ------
Diluted EPS......................................       $ (2,530)               59,828           $ (0.04)
                                                        ========                ======

For the Nine Months Ended September 30, 2002:

Basic EPS........................................       $ 41,576                60,249           $  0.69
Effect of Dilutive Securities - Stock
     Options and Warrants........................             --                 1,132
Effect of "if-converted" method applied to
        Convertible Note.........................          4,463                 7,606
                                                        --------                ------
Diluted EPS......................................       $ 46,039                68,987           $  0.67
                                                        ========                ======

For the Nine Months Ended September 30, 2001:

Basic EPS........................................       $ (5,712)               59,444           $ (0.10)
Effect of Dilutive Securities - Stock
     Options and Warrants........................             --                    --
                                                        --------                ------
Diluted EPS......................................       $ (5,712)               59,444           $ (0.10)
                                                        ========                ======


         For the three and nine months ended September 30, 2002, the calculation of earnings per share includes, for the purposes of the calculation, the add-back to net income of $1,498 and $4,463, respectively, for assumed after-tax interest cost related to the convertible debt using the "if-converted" method of accounting for diluted earnings per share. The weighted average number of shares outstanding for the three and nine months ended September 30, 2002 includes 7,606 shares related to the convertible debt using the "if-converted" method.

         The computation of diluted number of shares for the three and nine months ended September 30, 2001 excludes unexercised stock options and warrants and potential shares issuable upon conversion of the Company's convertible subordinated discount notes that are anti-dilutive. The numbers of such shares excluded were 17.5 million and 13.9 million for the three and nine months ended September 30, 2001 respectively.

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

         As more fully described in Note B - Disposition of Business to the Consolidated Financial Statements, the Company completed the sale of its Network Diagnostics Division ("NDD") to Catapult Communications Corporation ("Catapult") effective August 30, 2002 for $59.8 million, consisting of $42.5 million in cash and convertible subordinated promissory notes issued by Catapult's wholly owned Irish subsidiary and guaranteed by Catapult in the total amount of $17.3 million, subject to certain adjustments. The sale resulted in a pre-tax gain of approximately $41.7 million ($28.3 million after taxes). As a result, the Company's 2001 financial results have been restated to reflect the NDD as a discontinued operation. The discussions and figures below are based on this restated presentation.

         The Tekelec logo, IEX and Eagle are registered trademarks of Tekelec. Tekelec, IP7, IP7 Secure Gateway, ASi 4000, VXi, TekWare, TekServer, TotalView and TotalNet are trademarks of Tekelec.

Overview

         The Company's product offerings are currently organized into two distinct product lines: network systems and contact center.

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

Results of Operations

         The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:

                                                                                Percentage of Revenues
                                                                                ----------------------
                                                                   Three Months Ended               Nine Months Ended
                                                                      September 30,                   September 30,
                                                              -----------------------------     -------------------------
                                                                    2002           2001            2002           2001
                                                              --------------    -----------     -----------    ----------
Revenues..............................................             100.0%         100.0%          100.0%         100.0%
Cost of goods sold....................................              22.4           34.9            25.9           30.6
Amortization of purchased technology..................               3.4            4.3             3.8            4.2
                                                                   -----          -----           -----          -----
Gross profit..........................................              74.2           60.8            70.3           65.2

Research and development..............................              22.1           22.6            22.4           22.6
Selling, general and administrative...................              30.8           34.9            34.1           35.7
Amortization of goodwill and other intangible assets..               0.5            9.2             0.6            8.8
                                                                   -----          -----           -----          -----
Total operating expenses..............................              53.4           66.7            57.1           67.1
                                                                   -----          -----           -----          -----

Income (loss) from continuing operations..............              20.8           (5.9)           13.2           (1.9)
Interest and other income (expense), net..............              (1.6)          (0.5)           (0.8)           0.1
                                                                   -----          -----           -----          -----
Income (loss) from continuing operations before                     19.2           (6.4)           12.4           (1.8)
     provision for income taxes.......................

Provision for income taxes............................               6.5            1.4             4.2            2.2
Net income (loss) from continuing operations..........              12.7           (7.8)            8.2           (4.0)
Income (loss) from discontinued operation, net of
     provision (benefit) for income taxes.............              (2.6)           3.5            (1.6)           0.9
Gain on disposal of discontinued operation, net of
     provision for income taxes.......................              38.5             --            14.0             --
                                                                   -----          -----           -----          -----
Net income (loss).....................................              48.6%          (4.3)%          20.6%          (3.1)%
                                                                   =====          =====           =====          =====



         The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

                                                                               Percentage of Revenues
                                                                               ----------------------
                                                                  Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                             --------------------------         ------------------------
                                                                2002            2001               2002           2001
                                                             ---------       ----------         -----------    ---------

Network Systems...................................               85%             85%                85%            85%
Contact Center....................................               15              15                 15             15
                                                                ---             ---                ---            ---
     Total........................................              100%            100%               100%           100%
                                                                ===             ===                ===            ===

         The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:


                                                                                Percentage of Revenues
                                                                                ----------------------

                                                                  Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                             --------------------------         ------------------------
                                                                2002            2001               2002           2001
                                                             ----------      ----------         ----------     ---------

North America.....................................                72 %            71%                81%           82%
Europe............................................                21               8                 11             4
Rest of World.....................................                 7              21                  8            14
                                                                 ---             ---                ---           ---
     Total........................................               100%            100%               100%          100%
                                                                 ===             ===                ===           ===


   Three Months Ended September 30, 2002 Compared with the Three Months Ended
                               September 30, 2001

         Revenues. The Company's revenues increased by $15.0 million, or 26%, during the third quarter of 2002 due primarily to higher sales of network systems products.


         Revenues from network systems products increased by $13.2 million, or 27%, due primarily to higher sales of Eagle STP systems, and increased upgrade, extension and service revenues.

         Revenues from contact center products increased by $1.7 million, or 19%, primarily as a result of increased sales of the TotalView product.

         Revenues in North America increased by $11.6 million, or 28%, due primarily from higher sales of Eagle STP products and services. Revenues in Europe increased by $10.5 million, or 214%, due to higher Eagle STP product sales. Rest of world revenues decreased by $7.1 million, or 58%, due primarily to lower Eagle STP product sales.

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

         Gross Profit. Gross profit as a percentage of revenues increased to 74.2% in the third quarter of 2002 compared to 60.8% in the third quarter of 2001. The increase in gross profit was due primarily to a higher proportion of sales of Eagle STP upgrades and extensions, service agreements and local number portability solutions, which typically carry higher margins.

         Research and Development. Research and development expenses increased overall by $3.1 million, or 23%, and decreased as a percentage of revenues to 22.1% in the third quarter of 2002 from 22.6% in the third quarter of 2001. The dollar increase was due primarily to an increase in variable compensation costs.

         The Company intends to continue to make substantial investments in product and technology development and believes that its future success depends in large part upon its ability to continue to enhance existing products and to develop or acquire new products that maintain the Company's technological competitiveness.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.2 million, or 11%, and decreased as a percentage of revenues to 30.8% in the third quarter of 2002 from 34.9% in the third quarter of 2001. The dollar increase was due primarily to an increase in variable compensation costs partially offset by lower legal and consulting expenses.

         Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and intangible assets in the third quarter of 2002 decreased by $5.0 million to $400,000, and decreased as a percentage of revenues to 0.5% for the three months ended September 30, 2002 from 9.2% for the three months ended September 30, 2001. This decrease was due to the adoption of SFAS 142 on January 1, 2002, which no longer permits the amortization of acquisition-related goodwill.

         Interest and Other Income (Expense), net. Interest expense increased slightly by $59,000. Interest income decreased $620,000, or 29%, due to lower interest rates in 2002 compared to 2001. Other expenses increased $208,000 due to foreign exchange losses.

         Income Taxes. The income tax provisions for the third quarter 2002 and 2001 were $4.8 million and $811,000, respectively, and reflect the effect of non-deductible acquisition-related costs and amortization, partially offset by a benefit of $1.1 million in each year from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of acquisition-related items, an estimated effective tax rate of 35% was applied for the three-month periods ended September 30, 2002 and 2001 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income.

    Nine Months Ended September 30, 2002 Compared with the Nine Months Ended
                               September 30, 2001

         Revenues. The Company's revenues increased by $17.9 million, or 10%, during the nine months ended September 30, 2002 due primarily to higher sales of network systems products.

         Revenues from network systems products increased by $15.5 million, or 10%, due primarily to higher sales of Eagle STP products and secondarily, to higher sales of Sentinel products.

         Revenues from contact center products increased by $2.4 million, or 9%, primarily as a result of increased sales of the TotalView product.

         Revenues in North America increased by $14.5 million, or 10%, due primarily to increased sales of Sentinel and Eagle services. Revenues in Europe increased by $14.2 million, or 192%, due primarily to stronger sales of Eagle STP products. Rest of world revenues decreased by $10.8 million or 41% due primarily to lower sales of Eagle STP products.

         Gross Profit. Gross profit as a percentage of revenues increased to 70.3% in the nine months ended September 30, 2002 compared with 65.2% in the nine months ended September 30, 2001. The increase in gross margins was due primarily to a higher proportion of sales of Eagle STP upgrades and extensions and service agreements which typically carry higher margins.

         Research and Development. Research and development expenses increased overall by $3.6 million, or 8.6%, and decreased slightly as a percentage of revenues to 22.4% in the nine months ended September 30, 2002 from 22.6% in the nine months ended September 30, 2001. The dollar increase was due primarily to an increase in variable compensation expense.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.3 million, or 5%, and decreased as a percentage of revenues to 34.1% in the nine months ended September 30, 2002 from 35.7% in the nine months ended September 30, 2001. The dollar increase was due primarily to an increase in variable compensation costs and higher legal expenses.

         Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and intangible assets for the nine months ended September 30, 2002 decreased by $15.0 million to $1.2 million, and decreased as a percentage of revenues to 0.6% for the nine months ended September 30, 2002 from 8.8% for the nine months ended September 30, 2001. This decrease was due to the adoption of SFAS 142 on January 1, 2002, which no longer permits the amortization of acquisition-related goodwill.

         Interest and Other Income (Expense), net. Interest expense increased by $171,000, or 2.6%, for the nine months ended September 30, 2002 compared to the 2001 comparable period.

Interest income decreased $2.1 million, or 30.0%, due to lower interest rates in 2002 compared to 2001.

         Income Taxes. The income tax provisions for the nine months ended September 30, 2002 and 2001 were $8.4 million and $4.0 million, respectively, and reflected the effect of non-deductible acquisition-related costs and amortization, partially offset by a benefit of $3.2 million and $3.4 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of acquisition-related items, an estimated effective tax rate of 35% was applied for the nine-month periods ended September 30, 2002 and 2001 and represented federal, state and foreign taxes on the Company's income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income.

         Liquidity and Capital Resources

         During the nine months ended September 30, 2002, cash and cash equivalents increased by $111.7 to $198.8 million, including net proceeds of $37.9M from the sale of NDD and $25.6 million from the sale of short-term and long-term investments. Operating activities, net of the effects of exchange rate changes on cash, provided $48.5 million. Financing activities, which represented proceeds from the issuance of common stock upon the exercise of options provided $2.0 million. Investing activities provided $59.1M and was comprised primarily of the proceeds from the sale of NDD and net proceeds from the sale of short-term and long-term investments, partially offset by $4.2M for capital expenditures.

         Cash flows from operating activities were comprised mainly of net income adjusted for the gain on the sale of NDD, depreciation and amortization, and a decrease in deferred revenue. Deferred revenue decreased by 28% during the nine months ended September 30, 2002 due primarily to an increase in revenue recognized for transactions that completed acceptance or delivery requirements.

         Net capital expenditures of $4.2 million during the first nine months of 2002 represented the planned addition of equipment principally for research and development and manufacturing operations.

         The Company has a $20.0 million line of credit with a U.S. bank. The Company's $20.0 million credit facility is collateralized by substantially all of the Company's assets, bears interest at or, in some cases, below the lender's prime rate (4.75% at September 30, 2002), and has been extended to January 31, 2003 from its original expiration date of October 31, 2002. The Company believes that the line of credit will be renewable on substantially the same terms and conditions as the current line of credit. Under the terms of this facility, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The Company believes it is in compliance with these requirements. There have been no borrowings under this credit facility.

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

Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 was adopted on January 1, 2002, and goodwill will now be tested at the reporting unit at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. On January 1, 2002, the assembled workforce intangible amount was reclassified to goodwill. Amortization of goodwill, including goodwill recorded in past business combinations, has ceased and based on work performed by an independent, third-party valuation firm, the Company determined that there was no goodwill impairment. See Note "A" to the consolidated financial statements for further detail on the effects of implementing SFAS No. 142.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Earlier adoption of SFAS No. 146 is encouraged. The Company is currently evaluating the provisions of SFAS No. 146 and its potential impact on the Company's consolidated financial statements.

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

                The statements that are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the current belief, expectations or intent of the Company's management. There can be no assurance that the Company's actual future performance will meet the Company's expectations. As discussed in the Company's 2001 Annual Report on Form 10-K and other filings with the SEC, the Company's future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from the Company's current expectations include, among others: overall telecommunications spending, changes in general economic conditions, the timing of significant orders and shipments, the lengthy sales cycle for the Company's products, the timing of the convergence of voice and data networks, the ability of carriers to utilize excess capacity of signaling infrastructure and related products in the network, the capital spending patterns of customers, the dependence on wireless customers for a significant percentage and growth of the Company's revenues, the success or failure of strategic alliances or acquisitions, the timely development and introduction of new products and services, product mix, the geographic mix of the Company's revenues and the associated impact on gross margins, market acceptance of new products and technologies, carrier deployment of intelligent network services, the ability of our customers to obtain financing, the level and timing of research and development expenditures, regulatory changes, and the expansion of the Company's marketing and support organizations, both domestically and internationally and other risks described in this Quarterly Report, the Company's Annual Report on Form 10-K for 2001 and in certain of the Company's other Securities and Exchange Commission filings. Many of these risks and uncertainties are outside of the Company's control and are difficult for the Company to forecast or mitigate. Actual results may differ materially from those expressed or implied in such forward-looking statements. The Company is not responsible for updating or revising these forward-looking statements. Undue emphasis should not be placed on any forward-looking statements contained herein or made elsewhere by or on behalf of the Company.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

            There have been no material changes for the nine-month period ended September 30, 2002. For a further discussion of the quantitative and qualitative disclosures about market risk, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.     Controls and Procedures

            (a) Evaluation of Disclosure Controls and Procedures

            As of a date within 90 days prior to the filing date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as defined in Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

            (b) Changes in Internal Controls

            There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II --OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K


(a)         Exhibits

            99.1 Certificate of Chief Executive Officer of Tekelec pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certificate of Chief Financial Officer of Tekelec pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)         Reports on Form 8-K

            Tekelec filed a report on Form 8-K on August 14, 2002 with respect to the certifications of its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed under Item 9 of Form 8-K).

            Tekelec filed a report on Form 8-K on September 16, 2002 with respect to the sale of substantially all of the assets of its Network Diagnostics Division to Catapult Communications Corporation.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TEKELEC






November 14, 2002

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

CERTIFICATION

November 14, 2002

I, Michael L. Margolis, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Tekelec;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael L. Margolis
-------------------------------------
President and Chief Executive Officer

CERTIFICATION

November 14, 2002

I, Paul J. Pucino, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Tekelec;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Paul J. Pucino
------------------------------------------
Vice President and Chief Financial Officer

INDEX TO EXHIBITS


Exhibit
Number                                 Description


99.1  Certificate of Chief Executive Officer of Tekelec pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


99.2  Certificate of Chief Financial Officer of Tekelec pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                    EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Tekelec (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Margolis, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

            1)    The Report fully complies with the requirements of Section 13
                  (a) or 15 (d) of the Securities Exchange Act of 1934; and

            2) The information contained in the Report fairly presents, in all material respects, the Company's consolidated financial position and results of operations.



/s/ Michael L. Margolis
-------------------

President and Chief Executive Officer
November 14, 2002

                                                                    EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Tekelec (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. Pucino, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

            1)    The Report fully complies with the requirements of Section 13
                  (a) or 15 (d) of the Securities Exchange Act of 1934; and

            2) The information contained in the Report fairly presents, in all material respects, the Company's consolidated financial position and results of operations.




/s/ Paul J. Pucino
-------------------

Vice President and Chief Financial Officer
November 14, 2002