Form 10-K
period 2002-12-31
TEKELEC
filed 2003-03-31
CIK 790705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission file number 0-15135

TEKELEC

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2746131 (I.R.S. Employer Identification No.)

26580 West Agoura Road, Calabasas, California 91302
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (818) 880-5656
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer. Yes [X] No [   ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the Common Stock on June 28, 2002 as reported on The Nasdaq Stock Market, was approximately $366,996,000.

     The number of shares outstanding of the registrant’s Common Stock on March 21, 2003 was 60,953,463

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held on May 8, 2003 are incorporated by reference into Part III of this Annual Report.

TEKELEC
INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2002

PART I

Item 1. BUSINESS.

Overview

     Tekelec designs, manufactures, markets and supports network systems products and selected service applications for telecommunications networks and contact centers. Our customers include telecommunications carriers, network service providers, and contact center operators.

     Our network systems products help direct and control voice and data communications. They enable carriers to control, establish and terminate calls. They also enable carriers to offer intelligent services, which include any services other than the call or data transmission itself. Examples include familiar products such as call waiting, caller ID, voice messaging, toll free calls (e.g., “800” calls), prepaid calling cards, text messaging and local number portability. Some of our network systems products also allow the monitoring and surveillance of network elements while the network is in operation and deliver revenue assurance features such as fraud protection.

     We believe that voice and data networks will increasingly interoperate, or converge. Network convergence should provide opportunities to expand sales of our network systems products and service applications, several of which are designed specifically for converged networks.

     Our contact center products provide workforce management and intelligent call routing systems for single and multiple site contact centers. We sell our contact center products primarily to customers in industries with significant contact center operations such as financial services, telecommunications and retail.

     In August 2002, we sold our network diagnostics business and related operations. Accordingly, our network diagnostics business is reflected as a discontinued operation in our consolidated financial statements.

     Our Internet address is www.tekelec.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Industry Background

     Usage of communications networks has expanded rapidly in recent years. Driving this trend has been the growth in demand for data communications and wireless connectivity, deregulation and the emergence of new competitors, services and technologies.

     Growth in data traffic has been most visibly driven by the increase in the number of businesses and consumers that use the Internet. According to International Data Corp., an independent market research firm, the number of people accessing the Internet was approximately 498 million in 2001 and is expected to grow to 942 million by 2005. The number of wireless subscribers has also grown rapidly in recent years, reaching 625 million subscribers worldwide in 2000 and is expected to double to 1.3 billion subscribers by 2006, according to the Yankee Group, a research consulting firm.

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

     Deregulation has also spurred the offering of intelligent services. The Telecommunications Act of 1996 mandates that subscribers of U.S. telephone service be given the option of changing their local service provider while retaining their local phone number. Several European and Asian countries have also recently adopted or are considering adopting similar number portability requirements to allow subscribers to retain their telephone numbers while changing service providers. Current Federal Communications Commission (“FCC”) regulations require that wireless customers in the U.S. be offered this same option in November 2003.

Recent Changes in Telecommunications Operating Environment

     Throughout the late 1990’s, capital investment in telecommunications equipment grew rapidly before experiencing moderate growth in the second half of 2000. In 2001, telecom capital investment declined for the first time in several years as telecommunications industry fundamentals deteriorated. In 2002, telecom capital investment continued to decline, as telecom service provider revenues remained under pressure, resulting in significantly lower overall capital expenditures. The industry’s growth prior to the second half of 2000 was driven principally by significant capital investment by new types of service providers, such as competitive local exchange carriers (CLECs) formed after industry deregulation, and by substantial growth in capital spending from wireless operators to support the expansion of mobile networks. In addition, capital investment from incumbent carriers, such as Regional Bell Operating Companies (RBOCs), increased in response to the new threat of competition from CLECs and other new entrants. Adding to the favorable environment for telecom capital investment prior to mid-2000, capital markets were extremely active and institutional investors were willing to fund many new and established telecommunications service providers alike. The healthy capital markets and favorable valuations for telecommunications service providers led carriers to re-invest higher than normal percentages of their revenue into capital equipment purchases because new capital was perceived to be readily available.

     Beginning in 2000 and increasingly in 2001 and 2002, capital available from equity markets declined significantly and the emerging competitive carriers began to experience difficulty attracting new funding. In many cases, the emerging carriers had accumulated considerable debt loads that required new capital to service their interest payments. In addition, economic weakness, particularly in the U.S., also impacted the market for telecommunications services, and particularly impacted the competitive carriers, many of which had been targeting businesses. As a result of these trends, competitive carriers sharply reduced their capital spending, and several filed for bankruptcy protection as a means to restructure their debt obligations. In addition, while the capital spending by wireless service providers continued to increase in 2001 given the continuing rapid growth of their businesses, capital investment by incumbent wireline carriers declined in 2001 in part due to the reduced threat from competitive carriers.

     In 2002, continued economic weakness and investor concerns over the reliability and credibility of published financial statements made financing through the capital markets even more difficult. High profile bankruptcies and questionable accounting practices by some telecom operators made investors reluctant to provide financing to telecom operators in general. Across all carrier types, the limited availability in the capital markets and reduced valuations in the equity markets, has heightened the focus on operating measures such as cash flows, which has led service providers to conserve cash and reduce capital investment whenever possible.

     While future capital spending trends are difficult to predict, industry analysts expect capital spending on telecommunications equipment to decline in 2003 from 2002 levels across all service provider segments. Capital spending on wireless equipment is expected to decline significantly due to the completion of the 2G to 2.5G network upgrades that all of the national wireless operators completed in 2002.

Challenges Service Providers Face

     To compete in today’s competitive environment, service providers are seeking to differentiate their products and services while lowering their costs. This has increased demand for technologies that enable the rapid creation and delivery of innovative services on existing and converged networks. Some of the key challenges that service providers face in expanding their network systems include:

•	expanding and/or upgrading their signaling network systems to support new and enhanced services, and growing volumes of signaling traffic, particularly on signaling-intensive wireless networks which generate several times the amount of signaling traffic as wireline networks;

•	building and managing networks that can cost-effectively support circuit and packet network convergence; and

•	monitoring increasingly complex networks.

Signaling and Intelligent Services

     Traditional voice telephone networks consist of two basic elements — switching and signaling. The switching portion of a network carries and routes the actual voice or data comprising a “call.” The signaling portion of a network instructs the switching portion how to do its job. Signaling messages are carried on a different logical transmission path than the actual call itself. Signaling is responsible for establishing and terminating a call. The signaling portion of the network also enables service providers to offer intelligent services such as call waiting, caller ID and voice messaging.

     The signaling portions of existing voice telephone networks in most of the world are based upon a set of complex standards known as Signaling System #7, or SS7. The primary network elements within a traditional circuit network architecture based on SS7 are as follows:

     Signal Transfer Point (STP) — A signal transfer point is a packet switch for the signaling portion of the network. It controls and directs the signaling messages used to establish and terminate telephone calls and to coordinate the provision of intelligent services.

     Service Switching Point (SSP) — A service switching point (often called a Class 4 or Class 5 switch, depending on its location in the network) is a carrier’s switch that connects to the SS7 network and serves as the origination and termination points for the SS7 messages in a network. In this capacity, the service switching point, via signaling transfer points, sends and processes the signaling messages used to establish and terminate telephone calls. When a service switching point identifies a call requiring instructions for intelligent services, it sends a signaling message to a signal transfer point and awaits further routing or call processing instructions.

     Service Control Point (SCP) — A service control point is a specialized database containing network and customer information. It is queried by service switching points via signaling transfer points for information required for the delivery of intelligent services. Different service control points contain the information used by the SS7 network to perform different types of functions.

     Signaling Links — A signaling link is a physical or logical connection or channel between any two different parts of the signaling portion of the network, or a connection or channel between the signaling part of the network and the switching part of the network. To create additional network capacity to accommodate increases in signaling traffic, additional links must be added to signal transfer points, or new signal transfer points must be added. Traditionally, signaling links have operated on dedicated circuit facilities. New network architectures support signaling over packet transmission technologies such as IP or ATM.

     The market for SS7 equipment is driven by growth in network traffic and by demand for intelligent services. Carriers and service providers must increase the performance and capacity of their signaling networks in order to increase call processing capacity or to offer intelligent services. Because of its role in providing reliability and features to a voice network, STPs must deliver high performance and reliability. Typically, STPs need to deliver 99.999% reliability, or less than three minutes of unscheduled downtime per year. Service providers also require an SS7 solution that is scalable — that is, a solution that can initially be matched to support a carrier’s current capacity but with the capability to have its capacity increased to support the carrier’s growth without requiring the replacement of certain network elements.

Unique Signaling Requirements of Wireless Networks

     Wireless networks generate substantially more signaling traffic than fixed line networks due to additional SS7 features inherent in wireless telephony such as mobile registrations, roaming, and handoffs between cellular equipment. As a result, wireless operators generally invest in SS7 related equipment, such as signal transfer points, more frequently than fixed line carriers to accommodate the unique signaling demands of mobile telephony. In addition, rapid growth in wireless minutes of use and increased popularity of wireless services enabled by signaling networks such as voice mail and text messaging have led to a significant increase in SS7 traffic on mobile networks in recent years, which has created a need for high capacity signaling infrastructure. Driving the higher usage in wireless networks, particularly in the United States, are flat rate pricing plans that feature no additional charges for long distance calls. Wireless usage is expected to continue to increase in the coming years, which will create further demand for signaling infrastructure. According to a report issued by The Yankee Group, wireless telephony is expected to account for more than 50% of total non-business minutes in the United States by 2005, up from 30% in 2002, as additional subscribers are added and existing subscribers continue to increase their usage of wireless phones.

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

     To support voice and data communications, packet networks need signaling to provide the same reliability and quality of transmissions as circuit networks and to provide the intelligent services consumers have come to expect and demand. Because SS7 is the global industry standard for voice networks, we believe that signaling for the converged circuit and packet networks will be based upon SS7 or its derivatives as well. This allows new carriers with packet networks to more easily interconnect with existing circuit networks and would allow incumbent carriers to leverage their investment in their existing networks even as they build out their data networks.

     We believe that the primary network elements of converged circuit and packet networks, including signaling, call control and switching technologies, are as follows:

     Signal Transfer Point — As in the present circuit networks, a signal transfer point relays messages needed to establish and terminate telephone calls and to coordinate the provision of intelligent services. It can relay messages within the circuit network, between circuit and packet networks, and possibly within some forms of packet networks.

     Service Control Point — As in the present circuit networks, a service control point is a specialized database containing information used to deliver intelligent services. Service control points in converged networks may support packet-based signaling interfaces.

     Signaling Gateway — A signaling gateway receives signaling messages from signal transfer points, reformats these messages and presents them to one or more media gateway controllers.

     Media Gateway Controller — A media gateway controller, frequently called a softswitch or call agent, is a specialized computer that provides the intelligence, or call control to direct switching. It controls one or more voice/data switches called media gateways.

     Media Gateway — A media gateway is a voice/data switch that receives the message part of a call and redirects it as specified by the media gateway controller to a single destination or to multiple destinations. If necessary, a media gateway can translate the actual call from a packet switching format to a circuit switching format and vice versa.

     Application Server — Similar to a service control point, an application server is a specialized database that contains information to deliver certain intelligent services in packet networks, interacting with the Media Gateway Controller via IP-based protocols such as Session Initiation Protocol (SIP).

     SIP Server # A SIP server is a session control platform for voice-over-packet networks. Interoperating with media gateway controllers, the SIP server provides the foundation for initiating and terminating sessions as well as service delivery within a pure-packet, signaling network.

     The primary difference between the converged architecture and the circuit architecture described above is the use of the signaling gateway, media gateway controller and media gateway to perform the same switch functions that are currently performed by certain service switching points in circuit networks. However, industry experts believe it will take decades to replace all of the existing service switching points with packet switching technologies. In our view of the converged architecture, these three switch components do not all have to be made and sold in one integrated product by a single equipment manufacturer. Instead, any of these switch components can be bundled and sold with switch components made by different manufacturers generally with one vendor serving as the primary supplier responsible for delivering, integrating and servicing the comprehensive packet telephony solution. We have partnered with several vendors of media gateways and feature servers to enable us to offer a complete solution for packet telephony deployments.

     We believe carriers are seeking fully featured packet telephony solutions that can facilitate the convergence of circuit and packet networks, without compromising functionality, reliability, scalability, support and flexibility. We also believe that other equipment manufacturers may be looking for signaling and/or call control products that they can easily bundle and sell with their own switch components.

The Tekelec Solution

     We are a leading designer and developer of telecommunications signaling infrastructure, packet telephony solutions, and service applications. Our network systems products are widely deployed in traditional and next-generation, or “converged” wireline and wireless networks and contact centers worldwide. Our systems assist our customers in meeting their primary challenges in the competitive telecommunications environment; differentiating their offerings and lowering network costs. We offer signaling and packet telephony systems and services to enable the delivery of intelligent services and facilitate convergence of voice and data networks. We believe that our open, standards-based solutions are highly reliable and enable operators to more cost-effectively manage their networks and offer intelligent services.

     Our Eagle 5 SAS (the latest release of our STP product) and previous versions of the Eagle STP, have been widely deployed and, according to market research firms, has achieved leading market share in North America. We are expanding our international operations to increase our market share in international markets within Europe, Latin America, Asia Pacific and in other parts of the world the Eagle 5 SAS offers high capacity and throughput, reliability and efficiency that support the growth of traffic and demand for intelligent services in service provider networks. The reliability of our products enable us to offer service providers solutions that reduce their total cost of ownership of network systems products. Our Eagle and IP7 products meet industry standards for 99.999% reliability and less than three minutes of unscheduled downtime per year. We also offer a feature of Eagle that allows Eagle 5 the ability to support SS7 signaling into Internet Protocol (IP) networks to realize substantial efficiencies inherent in IP networks.

     During the past few years, we have developed and introduced a suite of products created specifically for converged circuit and packet networks. These products include the IP7 Secure Gateway and the VXi Media Gateway Controller, two of the three components comprising a switch in converged circuit and packet networks. Our products are designed so that they may be purchased in combination with switch components made by other manufacturers, or purchased separately, depending on the customer’s preference. In our effort to offer our customers a complete switching solution, we have become an established reseller of media gateways manufactured by Alcatel and Telica and applications servers manufactured by BroadSoft, with which our solutions are interoperable.

     Use of our SS7-over-IP solutions results in a substantial increase in signaling efficiency by enabling SS7 signaling over IP at faster rates than traditional SS7 signaling. Customers may choose to deploy the IP7 Secure Gateway or the Eagle 5 with SS7-over-IP capability to gain signaling efficiencies, among other benefits, as a precursor to deploying a complete packet telephony switch as a circuit switch replacement. In addition, customers of our SS7 products may upgrade their existing solutions to enable SS7 signaling over IP. The upgrade enables them to preserve the value of their existing SS7 infrastructure and makes them fully capable of facilitating interoperability between circuit and next-generation packet networks.

     Our approach to packet telephony solutions offers carriers more flexibility and lower costs than a fully integrated switch. Carriers can choose to purchase from among multiple vendors each of the switch components that offers the optimal performance for their needs. They can also potentially upgrade or expand a packet telephony switch by selectively replacing components, instead of having to replace the entire switch. The ability to upgrade media gateways without changing the signaling and call control elements of a converged switch is especially relevant due to continuous gains in packet switching efficiency, which by some estimates, doubles in performance every 18 months. We also believe that our approach is more scalable than a fully integrated packet telephony switch.

Business Strategy

     Our objective is to be the premier supplier of network infrastructure products for existing and converged networks. We intend to focus on the market opportunities arising from the convergence of voice and data networks and to apply our technology to develop products and services for such networks. In order to achieve this goal we intend to leverage our established customer relationships and our expertise in SS7 technology. Our strategy is to maintain technology leadership, target the convergence of voice and data networks, expand internationally, seek continued operating improvements, and pursue new market segments and additional strategic relationships. Key elements of our strategy to achieve this objective include:

     Maintaining Technology Leadership. We believe that one of our core competitive strengths is the breadth of our knowledge and expertise in communications technologies, particularly in SS7 and related signaling technologies. We have developed this expertise over more than two decades. We intend to enhance our existing products and to develop new products by continuing to make significant investments in research and development. As part of our commitment to technology leadership, we have developed the Transport Adapter Layer Interface (TALI), an Internet Protocol signaling interface that enables the transport of signaling messages using the Internet Protocol. We have made available the TALI source code free of charge to the industry, and have entered into TALI licensing agreements with more than 200 companies, several of which are using the interface in live networks. We also support other IP signaling protocols, including the Internet Engineering Task Force SIGTRAN suite of signaling protocols for next-generation network connectivity. We have also assumed a leadership role within the Softswitch Consortium, an industry organization created for global cooperation and coordination in the development of open standards and interoperability for packet networks.

     Targeting the Convergence of Voice and Data Networks. We are continuing to invest significantly to develop signaling and call control products and features that enable the convergence of circuit and packet networks. We introduced the IP7 product line, the VXi Media Gateway Controller and the SXi 700 SIP Server to target this convergence market. In addition, we have established reseller partnerships with vendors of media gateways and application servers, complementary products for converged voice and data networks. We believe our pursuit of this new market opportunity leverages our expertise in signaling and call control and will enhance the market potential for our traditional solutions by ensuring that customers who invest in Tekelec equipment can be upgraded to perform in converged networks.

     Expanding Internationally. We are increasingly pursuing international opportunities, primarily through our European sales and support office in the United Kingdom and by opening additional international sales offices. We recently established additional sales offices in Latin America, Singapore, and China. Our European sales efforts have resulted in significant expansion in our customer base, including Orange Personal Communications Systems, Bouygues Telecom, the Cegetel Group mobile subsidiary SFR, Cable & Wireless, British Telecom, and Vodafone. Mandates in certain European countries, including Spain, the Netherlands and France, and a similar mandate in Australia, require that telecommunications service providers offer number portability. The increasing implementation of number portability in Europe and other regions is expected to result in increasing demand for SS7 network elements such as signal transfer points to accommodate the increase in signaling traffic, and number portability solutions, such as those offered by Tekelec, to facilitate the deployment of number portability.

     Focus on Continued Operating Improvements. We will continue to identify and implement new ways to improve our operating efficiency and business processes to enhance our profitability. The use of contract manufacturing and improved supplier relationships have helped to lower our material costs and allowed us to improve our gross margins. We will pursue additional such savings in the future. We will continue to review all job openings to determine whether job functions or business processes can be assumed by other Tekelec personnel or reengineered, resulting in lower personnel costs. We will continue to regularly review and evaluate all employee performance to ensure that under performing employees are provided the opportunity to improve their performance or are separated from us.

     Pursuing Additional Strategic Relationships, Original Equipment Manufacturers (OEM) Partners and Acquisitions. We intend to seek additional strategic relationships, including original equipment manufacturer partners, referral arrangements, distribution agreements and acquisition candidates. Our existing strategic relationships include technology development and OEM relationships with Alcatel, BroadSoft and Telica; technology development and marketing relationships with Harris, Telcordia and Nortel, a collaboration agreement with Alcatel and distribution relationships with Mercury (formerly Daewoo) and numerous other product distributors.

     Pursuing New Market Segments. We intend to continue our strategy of internally developing and acquiring products in order to enter new market segments. A number of products currently under development will enable us to serve new and emerging next generation networking markets.

     Seeking Additional Opportunities to Provide Upgrades, Extensions and Service Agreements. We intend to leverage our strong customer relationships to seek opportunities to better serve our customers’ needs in the future. In particular, we will continue to develop and market software upgrades, link extensions, extended service agreements and other enhancements as a means to pursue repeat business opportunities. Such products and services accounted for approximately 50 % of revenues in its Network Systems Division in 2002.

Products

     We currently offer products in two broad categories: network systems products and contact center products.

Network Systems Products

     Our principal network systems products are described below:

Product	Description

Eagle 5 Signaling Application System	Our Eagle 5 Signaling Application System (“SAS”) is a highly reliable and scalable product that provides solutions in five functional areas:
Signal Transfer, Signaling Gateway, Number Portability, Data Acquisition, and Integrated Applications. The Signal Transfer Function is tailored to the global CCS7 switching needs of wireline carriers, network service providers and wireless operators, among others. It offers high capacity and throughput, features a fully distributed, standards-based, open architecture and is scalable from 2 to 2,000 links with growth up to 7000 links. The Signaling Gateway Function provides the capability for next generational IP signaling, and bridges the gap between legacy networks and next-generation Packet Telephony capabilities. The Number Portability Functions introduce solutions for wireline and wireless networks worldwide with a combination of capacity and performance. Data Acquisition Function provides a base for Revenue Gateway and Fraud Protection capabilities within a signaling network. The Integrated Applications Function delivers mediation, mobility, “find-me” services and Intelligent Network applications.

ASi 4000 Service Control Point	Our ASi 4000 Service Control Point is a specialized database that contains network and customer information needed to process calls requiring special treatment, such as calling name or other intelligent services. This product supports interfaces to the products of most major switch vendors. Its service creation environment has a graphical user interface which enables the development, testing and deployment of intelligent services.

IP7 Secure Gateway	Our IP7 Secure Gateway is a highly scalable signaling gateway that can provide signaling information to media gateway controllers and IP-signaling enabled SCPs in multiple locations. It can deliver these services in multi-protocol, multi-vendor converged networks or in circuit switched networks that deploy signaling over IP primarily to realize economic benefits.

VXi Media Gateway Controller	Our VXi Media Gateway Controller is highly scalable and can control media gateways in multiple locations. It interfaces to both asynchronous transfer mode and Internet protocol networks via proprietary and standards-based interfaces.

Product	Description

SXi 700 SIP Server	Our SXi 700 product establishes and terminates sessions, and enables services in a packet switching network environment. Interworking with Media Gateway Controllers, the SXi 700 is an IP signaling foundation for service delivery in packet networks.

Sentinel	Sentinel is a data acquisition product capturing data from signaling networks. Associated value added applications provide network maintenance, surveillance and revenue assurance solutions that enables service providers to ensure the reliability of telecommunication products and services implemented across their SS7/IP networks. Sentinel also enables revenue assurance features such as fraud prevention, billing and billing verification. Sentinel can be deployed on a standalone basis or as an integrated feature of the Eagle 5 SAS.

Contact Center Products

     Our contact center products provide planning, management and call routing and control tools for single contact centers and for complex, multiple site contact center environments. These tools help contact center managers maximize contact center productivity, achieve service level targets and reduce costs. Our principal contact center products are described below:

Product	Description

TotalView	Our TotalView Workforce Management Solution for single and multiple site contact centers generates staff schedules based on contact center workload and the availability and skills of contact center staff. It performs real-time monitoring and analysis of contact center operations. TotalView also provides detailed, customized reports to assist in optimizing contact center performance and forecasting contact center staffing requirements.

TotalNet	Our TotalNet Call Routing Solution for multiple site contact centers routes calls to multiple locations as if they were a single contact center and balances workload across contact center sites based on staffing levels, call volume and caller requirements. TotalNet also maintains contact center statistics and analyzes contact center operations.

Product Development

     The communications market is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Standards for new technologies and services such as 3G wireless, softswitching, signaling for packet networks, internet protocol and asynchronous transfer mode are still evolving. As these standards evolve and the demand for services and applications increases, we intend to adapt and enhance our products and develop and support new products. We solicit product development input through discussions with our customers and participation in various industry organizations and standards committees, such as the Telecommunications Industry Association, the Internet Engineering Task Force, the Softswitch Consortium and the Asynchronous Transfer Mode Forum, and by closely monitoring the activities of the International Telecommunications Union, the European Telecommunications Standards Institute, the International Organization for Standardization and Telcordia.

     Our network systems product development group is principally focused on addressing the requirements of the converged voice and data networks and on the release of new software versions to incorporate enhancements or new features or functionality desired by customers. This group also focuses on compliance with standards to enable the Eagle solutions to address additional domestic and international markets. In addition, we plan continued improvement of hardware components to improve their performance and capabilities.

     Our contact center product development activities are principally focused on expanding the capabilities of the contact center products, including the skills and multimedia scheduling capabilities of the TotalView Workforce Management product and the functionality of the TotalNet Call Routing product.

Sales and Marketing

     Our sales and marketing strategies include selling through our direct sales forces, selling indirectly through distributors and other resellers, entering into strategic alliances and targeting certain markets and customers. To promote awareness of Tekelec and our products, we also advertise in trade journals, exhibit at trade shows, participate in industry forums and panels, maintain a presence on the Internet, use direct mail and from time to time, our employees author articles for trade journals.

     Distribution. We sell our network systems and contact center products in the U.S. principally through our direct sales forces and indirectly through strategic relationships with various third parties. Our North America direct sales forces operate out of our regional offices located in California, Colorado, Georgia, Illinois, New Jersey, North Carolina, Virginia and Texas. Internationally, we sell our network systems products through our direct sales force, sales agents and distribution relationships. We also sell direct from our wholly owned subsidiaries in the United Kingdom, Canada, Germany, France, Italy, Singapore, Brazil and our sales office in China.

     Strategic Relationships. We believe that our current and future strategic relationships with leading communications equipment suppliers will improve market penetration and acceptance for our network systems products. These suppliers have long-standing relationships with public telecommunications carriers and provide a broad range of services to these carriers through their existing sales and support networks. We seek strategic relationships that:

•	enhance our presence and strengthen the our competitive position in our target markets;

•	offer products that complement our network systems solutions to provide value-added networking solutions; and

•	leverage our core technologies to enable communications equipment suppliers to develop enhanced products with market differentiation that can be integrated with Tekelec’s solutions.

     Our strategic relationships include:

•	an agreement with Alcatel, whereby we will market and resell certain of Alcatel’s media gateways with our VXi Media Gateway Controller and IP7 Secure Gateway;

•	an agreement with Telica whereby we will market and resell certain of Telica’s media gateways with our VXi Media Gateway Controller and IP7 Secure Gateway;

•	an agreement with BroadSoft, whereby we will market and resell BroadSoft’s application server product with our VXi Media Gateway Controller and IP7 Secure Gateway;

•	an agreement with Harris whereby we will market and resell its operations, administration and maintenance network management system;

•	an exclusive distribution and OEM agreement with Mercury under which Mercury distributes our Eagle STP in South Korea;

•	an alliance with Nortel Networks in which we and Nortel Networks cooperatively market Nortel Networks’ Symposium Call Center Server with TotalNet Call Routing and TotalView Workforce Management.

     We believe that our strategic third party relationships provide us with additional opportunities to penetrate the network systems markets and demonstrate our strategic partners’ recognition of the technical advantages of our network products. Through our relationships with, among others, Alcatel, BroadSoft, Telica, Harris and Mercury, we are enhancing our market presence and the ability to access leading network service providers. In general, these agreements can be terminated by either party on limited notice and, except for our agreement with Mercury, do not require minimum purchases. Although our current sales through these relationships are not significant, a termination of our relationship with, or the sale of competing products by, any of these strategic partners could adversely affect our business and operating results.

     We believe that our ability to compete successfully in the network systems market also depends in part on our distribution and marketing relationships with leading communications equipment suppliers and resellers. If we cannot successfully enter into these relationships on terms that are favorable to us or if we cannot maintain these relationships, our business may suffer.

Service, Support and Warranty

     We believe that customer service, support and training are important to building and maintaining strong customer relationships. We service, repair and provide technical support for our products. Support services include 24-hour technical support, remote access diagnostics and servicing capabilities, extended maintenance and support programs, comprehensive technical customer training, extensive customer documentation, field installation and emergency replacement. We also offer to our customers and certain resellers of our products training with respect to the proper use, support and maintenance of our products.

     We maintain an in-house repair facility and provide ongoing training and telephone assistance to customers and international distributors and other resellers from our headquarters in Calabasas, California and certain U.S. regional offices. Our technical assistance centers in Morrisville, North Carolina and Egham, United Kingdom, support the our network systems products on a 24 hour-a-day, seven day-a-week basis. Our technical assistance center in Richardson, Texas supports our contact center products and certain of our network systems products.

     We also offer network implementation services in connection with our effort to supply a complete solution for packet telephony deployments, including products from our vendor partners. In such instances, we will offer specific service contracts to support the needs of our carrier customers that choose to migrate their network to packet technologies.

     We typically warrant our products against defects in materials and workmanship for one year after the sale and thereafter offer extended service warranties.

Customers

     Our customers include end users and marketing intermediaries. End users for our network systems products consist primarily of network service providers, wireless network operators, interexchange carriers, competitive access providers, local exchange carriers and Regional Bell Operating Companies. Wireless service providers accounted for more than 50% of our Network Systems revenue in 2002. Our contact center solutions have been sold primarily to Fortune 500 companies, financial services companies and telecommunications carriers. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small percentage of our customers.

Backlog

     Backlog for our network systems products typically consists of contracts or purchase orders for both product delivery scheduled within the next 12 months and extended service warranty to be provided over periods of up to three years. Backlog for our contact center products typically consists of products and services ordered for delivery within the next 12 months. Primarily because of variations in the size and duration of orders we receive and customer delivery requirements, which may be subject to cancellation or rescheduling by the customer, our backlog at any particular date may not be a meaningful indicator of future financial results.

     At December 31, 2002, our backlog amounted to approximately $182.7 million, of which $108.2 million related to network systems service warranties. This compared to a backlog of approximately $176.0 million at December 31, 2001, of which $86.3 million related to network systems service warranties.

     We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts.

Competition

     Network Systems Products. The market for our network systems products is intensely competitive and has been highly concentrated among a limited number of dominant suppliers. We presently compete in the network systems market with, among others, Alcatel, Nortel, Cisco Systems, Telcordia, Sonus Networks, Ericsson, Lucent Technologies, Inet and Siemens. We expect competition to increase in the future from existing and new competitors.

     We believe that the principal competitive factors in the network systems products market are product performance, scalability and functionality, product quality and reliability, customer service and support, price and the supplier’s financial resources and marketing and distribution capability. We anticipate that responsiveness in adding new features and functionality will become an increasingly important competitive factor. While some of our competitors have greater financial resources, we believe that we compete favorably in other respects. New entrants or established competitors may, however, offer products that are superior to our products in performance, quality, service and support and/or are priced lower than our products.

     Some of our competitors, including Lucent, Nortel and Sonus Networks manufacture and offer fully integrated network systems products for converged networks. These products include an SS7 signaling gateway, a media gateway controller and a media gateway. Our strategy, however, is to develop and provide the SS7 signaling gateway and the media gateway controller elements of network systems solutions for converged circuit and packet networks. This means that it will be necessary for our products to be combined with the media gateways of other vendors to constitute a complete network systems switch for a converged network. To date, we have established relationships with Telica and Alcatel to offer a complete switch. Some customers may prefer to purchase fully integrated network systems switches from our competitors rather than purchase our network systems products because they may conclude that the fully integrated switch is superior. Our ability to compete in the market for network systems switches will also be limited if media gateway manufacturers develop fully integrated switches and cease selling media gateways on a non-integrated basis or bundled with our convergence products.

     We believe that our ability to compete successfully in the network systems market also depends in part on our distribution and marketing relationships with leading communications equipment suppliers and resellers. If we cannot successfully enter into these relationships on terms that are favorable to us, or if we cannot maintain these relationships, our business would suffer.

     Contact Center Products. The market for contact center products is extremely competitive. We compete principally with Aspect Communications and Blue Pumpkin Software in the market for workforce management solutions and with Cisco and Alcatel in the market for call routing solutions. We also compete to a lesser extent in these markets with a number of other manufacturers, some of which have greater financial, marketing, manufacturing and other resources than Tekelec. We believe that the success of our TotalView product will depend in part on our ability to offer competitive prices and to further develop our workforce management scheduling and other technologies and our international distribution channels. We believe that the success of the TotalNet product will depend, to a significant degree, on our ability to develop market penetration and to improve product functionality through strategic partnering with third parties.

Intellectual Property

     Our success depends, to a significant degree, on our proprietary technology and other intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements and contractual restrictions to establish and protect our proprietary rights both in the United States and abroad. We have been issued a number of patents and have a number of patent applications pending. These measures, however, afford only limited protection and may not prevent third parties from misappropriating our technology or other intellectual property. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States and thus make the possibility of misappropriation of our technology and other intellectual property more likely. If we fail to successfully enforce or defend our intellectual property rights, or if we fail to detect misappropriation of our proprietary rights, our ability to effectively compete could be seriously impaired.

     Our pending patent and trademark registration applications may not be allowed and our competitors may challenge the validity or scope of our patent or trademark registration applications. In addition, we may face challenges to the validity or enforceability of our proprietary rights and litigation may be necessary to enforce and protect our rights, to determine the validity and scope of our proprietary rights and the rights of others, or to defend against claims of infringement or invalidity. Any such litigation would be expensive and time consuming, would divert the attention of our management and key personnel from business operations and would likely harm our business and operating results.

     The communications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to us. From time to time, we receive notices from, or are sued by, third parties regarding patent claims. Any claims made against us regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend, would divert the attention of our management and key personnel from our business operations and may require us to modify or cease marketing our products, develop new technologies or products, acquire licenses to proprietary rights that are the subject of the infringement claim or refund to our customers all or a portion of the amounts paid for infringing products. If such claims are asserted, there can be no assurances that the dispute could be resolved without litigation or that we would prevail or be able to acquire any necessary licenses on acceptable terms, if at all. In addition, we may be requested to defend and indemnify certain of our customers and resellers against claims that our products infringe the proprietary rights of others. We may also be subject to potentially significant damages or injunctions against the sale of certain products or use of certain technologies. See “Legal Proceedings” in Part I, Item 3, of our Annual Report on Form 10-K.

Employees

     At March 16, 2003, we had 875 employees, comprising 345 in sales, marketing and support, 74 in manufacturing, 331 in research, development and engineering and 125 in management, administration and finance. Virtually all of our employees hold stock options in our stock option plans. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We believe that our employee relations are excellent.

Risk Factors

     The statements that are not historical facts contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations, estimates, forecast or intent of our management and are subject to and involve certain risks and uncertainties. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. In addition to the risks described elsewhere in this Annual Report on Form 10-K and in certain of our other Securities and Exchange Act Commission filings, the following risks and uncertainties, among others, could cause our actual results to differ materially from those contemplated by any forward-looking statement contained herein.

     Because our quarterly operating results are difficult to predict and may fluctuate, the market price for our stock may be volatile.

     Our quarterly operating results are difficult to predict and may fluctuate significantly. We have failed to achieve our revenue and net income expectations for certain prior periods, and it is possible that we will fail to achieve such expectations in the future. Fluctuations in our quarterly operating results may contribute to the volatility in our stock price. A number of factors, many of which are outside our control, can cause these fluctuations in our quarterly operating results, including among others:

•	overall telecommunications spending;

•	changes in general consumer conditions and specific market conditions in the telecommunications industry;

•	fluctuations in demand for our products and the size, timing, terms and conditions of orders and shipments;

•	the lengthy sales cycle of our Network Systems products, especially with respect to our international customers, and the reduced visibility into our customers’ spending plans for those products and associated revenue;

•	the progress and timing of the convergence of voice and data networks and other convergence-related risks described below;

•	the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks;

•	the capital spending patterns of our customers, including deferrals or cancellations of purchases by customers;

•	the trend toward industry consolidation among our customers;

•	our ability to achieve targeted cost reductions;

•	our dependence on wireless carriers for a significant percentage of our revenue streams;

•	the success or failure of our strategic alliances and acquisitions;

•	unanticipated delays or problems in releasing new products or services;

•	the mix of products and services that we sell;

•	the geographic mix of our revenues and the associated impact on gross margins;

•	the introduction and market acceptance of our and our competitors’ new products, services and technologies;

•	the timing of the deployment by our customers of new technologies and services;

•	the ability of our customers to obtain financing or to fund capital expenditures;

•	the timing and level of our research and development expenditures and other expenses;

•	the expansion of our marketing and support operations, both domestically and internationally;

•	changes in accounting rules, such as a change requiring the recording of expenses for employee stock option grants;

•	changes in pricing policies and those of our competitors;

•	worldwide economic or political instability; and

•	failure of certain customers to successfully and timely reorganize their operations, including emerging from bankruptcy.

     Our product sales in any quarter depend largely on orders booked and shipped in that quarter. A significant portion of our product shipments in each quarter occurs at or near the end of the quarter. Since individual orders can represent a meaningful percentage of our revenues and net income in any quarter, the deferral or cancellation of or failure to close a single order in a quarter can result in a revenue and net income shortfall that causes us to fail to meet securities analysts’ expectations for that period. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to sufficiently reduce our costs in any quarter to adequately compensate for an unexpected near-term shortfall in revenues, and even a small shortfall could disproportionately and adversely affect our operating results for that quarter.

     The factors described above are difficult to forecast and could have a material adverse effect on our business, operating results and financial condition. There can be no assurances that we will not experience a shortfall in revenues in the future, which would adversely affect our operating results. The results in any one quarter should not be relied upon as an indication of our future performance.

     We are exposed to general economic and market conditions, and our business has been adversely affected by the economic downturn.

     Our business is subject to the effects of general economic conditions in the United States and globally and, in particular, market conditions in the telecommunications industry. In recent quarters, our operating results have been adversely affected as a result of the prolonged economic downturn that began in 2000 and which we expect will continue for at least the next several quarters. Our business is particularly affected by the current market conditions in the telecommunications industry and by significantly reduced capital spending in the United States, Europe, Latin America and Asia Pacific. Capital expenditure budgets of telecommunications carriers have been reduced drastically worldwide and many infrastructure customers are burdened by prohibitive debt levels because they borrowed heavily to build, expand or upgrade systems for which there is currently weak demand. The rate at which the telecommunications industry recovers will have a material impact on the financial performance of our Network Systems business. If the economic conditions in the United States and globally do not improve, or if there is a worsening in the global economic slowdown and market conditions in the telecommunications industry in particular, we may continue to experience material adverse impacts on our business, operating results and financial condition.

     We have limited product offerings, and our revenues may suffer if demand for any of our products declines or fails to develop as we expect and if we are not able to develop and market additional and enhanced product offerings.

     We derive a substantial portion of our revenues from sales of our Network Systems products. During each of 2000, 2001 and 2002, our Eagle and IP7 signaling products and related services generated over 50% of our revenues, and we expect that these products and services and our other Network Systems products will continue to account for a substantial majority of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for these products, such as competition, technological change or a slower than anticipated rate of deployment of new products and technologies, could cause a significant decrease in our revenues and profitability. Continued and widespread market acceptance of these products is therefore critical to our future success. Moreover, our future financial performance will depend in significant part on the successful and timely development, introduction and customer acceptance of new and enhanced versions of our Eagle, IP7 and packet telephony products and other Network Systems products. Introducing new and enhanced products such as these requires a significant commitment to research and development that may not result in success. There are no assurances that we will continue to be successful in developing and marketing our Network Systems products and related services.

     In addition, as a result of our August 2002 sale of the assets of our Network Diagnostics Division, our product offerings are more limited than they were prior to that time. In both 2000 and 2001, we derived approximately 20% of our revenues from sales of our Network Diagnostics products.

     If wireless carriers do not continue to grow and to buy our Network Systems products and services, our Network Systems business would be harmed.

     The success of our Network Systems business will depend in large part on the continued growth of the wireless network operators and their purchases of our products and services. We derive a substantial portion of our revenues from the sale of our Network Systems products and services to wireless networks operators. In 2002, sales to the wireless market accounted for more than 50% of our Network Systems revenues. We expect that our sales of Network Systems products and services to wireless companies will continue to account for a substantial percentage of our revenues for the foreseeable future. The continued growth of the domestic and international wireless markets is subject to a number of risks that could adversely affect our revenues and profitability, including:

•	continuing or worsening weakness in the domestic or global economy;

•	a further slowdown in capital spending by the wireless network operators;

•	continuing and further adverse changes in the debt and equity markets and in the ability of wireless carriers to obtain financing on favorable terms;

•	delays or scaling back of plans for the deployment by wireless network operators of new wireless broadband technologies; and

•	slowing wireless network subscriber growth or minutes of use.

     Consequently, there can be no assurances that the wireless network carriers will continue to purchase our Network Systems products and services for the build out or expansion of their networks.

Risks related to the potential convergence of voice and data networks

     The market for our products is evolving. Currently, voice conversations are carried primarily over circuit switched networks. Another type of network, packet switched networks, carries primarily data. Circuit and packet networks use fundamentally different technologies. Although we expect a substantial portion of any increases in our future sales of Network Systems products to result from the interconnection, or convergence, of circuit and packet networks, we cannot accurately predict when such convergence will occur or whether it will fully occur. Therefore, this convergence presents several significant and related risks to our business.

If the convergence of circuit and packet networks does not fully occur or takes longer than anticipated, sales of our network infrastructure products, and our profitability, could be adversely affected.

Any factor which might prevent or slow the convergence of circuit and packet networks could materially and adversely affect growth opportunities for our business. Such factors include:

•	the failure to solve or difficulty in solving certain technical obstacles to the transmission of voice conversations over a packet network;

•	delays in the formulation of standards for the transmission of voice conversations over a packet network; and

•	the imposition on packet network operators of access fees, which they currently do not pay.

     It may be difficult or impossible to solve certain technical obstacles to the transmission of voice conversations over a packet network with the same quality and reliability of a circuit network. For example, delays or gaps in the timing of a message are typically not as critical to data transmissions as they are to voice conversations. The nature of packet switching makes it difficult to prevent such delays or gaps as well as to repair such defects in a way that does not degrade the quality of a voice conversation. If this problem is not solved, the convergence of circuit and packet networks may never fully occur or may occur at a much slower rate than we anticipate. It may also be difficult or time-consuming for the industry to agree to standards incorporating any one solution to such technical issues if such a solution does exist. Without uniform standards, substantial convergence of circuit and packet networks may not occur.

     We cannot accurately predict when these technical problems will be solved, when uniform standards will be agreed upon or when market acceptance of such solutions will occur. Convergence may, however, take much longer or, as noted above, not fully occur at all. Moreover, uncertainty regarding the technology or standards to be employed in converged networks may cause carriers to delay their purchasing plans.

     Finally, the imposition of access fees on packet networks might slow the convergence of circuit and packet networks. Today, federal regulation requires an operator of a long distance circuit network to pay an access fee to the local phone company serving the recipient of a long distance call. Packet network operators do not currently pay such access fees. In the future, access fees may be imposed on carriers using packet networks to transmit voice calls. These access fees might also be imposed on the termination of “pure” data messages by operators of packet networks. The imposition of these access fees would reduce the economic advantages of using packet networks for voice and other transmissions, which may slow the convergence of circuit and packet networks.

Customers may prefer the complete switching solutions offered by our competitors.

     Our product strategy is to develop and provide only certain parts of a network switch which would be used in converged circuit and packet networks. This means that our IP7 Secure Gateway and VXi Media Gateway Controller will need to be deployed with the products of other manufacturers in order to constitute a complete switching solution for a converged network. Some of our competitors, including Lucent, Nortel and Sonus Networks, manufacture complete switching solutions for converged networks that would not require any of our products. Some or all of our customers or potential customers may prefer to purchase such a complete switching solution rather than purchasing our convergence switching products. They may prefer a complete switching solution, rather than our convergence switching products offered with the switch components made by others. Customers may choose this option because they believe that the complete solution provided by a single vendor is superior. If a significant number of our potential customers prefer a solution made entirely by one manufacturer, our strategy could fail.

Our dependence on strategic relationships with manufacturers of other products makes it potentially vulnerable to the actions and performance of other manufacturers.

     Because our IP7 Secure Gateway and VXi Media Gateway Controller will need to be bundled with the products of other manufacturers in order to constitute a switch in converged circuit and packet networks, we may be adversely affected by the actions of the manufacturers of the other necessary switch elements. First, these manufacturers may not choose to make their product designs compatible with our products. Second, those manufacturers who do choose to make their products compatible with our products may not develop or deliver their products on a timely basis, or may not develop products which perform as expected or are priced competitively. Third, manufacturers of these products may also subsequently change the design of their products in a manner that makes it difficult or impossible to make our products compatible. Fourth, manufacturers of these products may decide to develop a fully integrated network switch for converged networks and may cease selling non-integrated switching products. Finally, because we intend to market a product that incorporates network switching products made by others, any other manufacturer who markets our products together with its products may terminate or cease to fully support its efforts to sell our products. All of these actions will be outside of our control. Any of these actions could materially and adversely affect our business and profitability.

     If our products do not satisfy customer demand for performance or price, our customers could purchase products from our competitors.

     The telecommunications equipment industry in which we operate is highly competitive, and we expect that the level of competition on pricing and product offerings to continue to be intense. If we are not able to compete successfully against our current and future competitors, our current and potential customers may choose to purchase similar products offered by our competitors, which would negatively affect our revenues. We face formidable competition from a number of companies offering a variety of network systems, monitoring or contact center products. The markets for our products are subject to rapid technological changes, evolving industry standards and regulatory developments. Our competitors include many large domestic and international companies as well as many smaller established and emerging technology companies. We compete principally on the basis of:

•	product performance and functionality;

•	product quality and reliability;

•	customer service and support; and

•	price.

     Many of our competitors have substantially greater financial and technological resources, product development, marketing, distribution and support capabilities, name recognition, established relationships with telecommunications service providers and other resources than we have. In addition, new competitors may enter as a result of shifts in technology, and these competitors may included entrants from the telecommunications, computer software, computer services, data networking and semiconductor industries.

     We anticipate that competition will continue to intensify with the anticipated convergence of voice and data networks. We may not be able to compete effectively against existing or future competitors or to maintain or capture meaningful market share, and our business could be harmed, if our competitors’ solutions provide higher performance, offer additional features and functionality or are more reliable or less expensive than our products. Increased competition could force us to lower our prices or take other actions to differentiate our products, which could adversely affect our operating results.

     We depend on a limited number of customers for a substantial portion of our revenues, and the loss of one or more of these customers could adversely affect our operating results.

     Historically, a limited number of customers has accounted for a significant percentage of our Network Systems revenues in each fiscal quarter. Less than 10% of our customers accounted for approximately 50% of our revenues in each of 2001 and 2002. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. Reductions, delays or cancellations of orders from one or more of our significant customers or the loss of one or more of our significant customers in any period could have a material adverse effect on our operating results. In addition, the telecommunications industry has recently experienced a consolidation of both U.S. and non-U.S. companies. We also anticipate that the mix of our customers in each fiscal period will continue to vary. In order to increase our revenues, we will need to attract additional significant customers on an ongoing basis. Our failure to attract a sufficient number of such customers during a particular period could adversely affect our revenues, profitability and cash flow.

     If we fail to develop or introduce new products in a timely fashion, our business will suffer.

     If we fail to develop or introduce on a timely basis new products or product enhancements or features that achieve market acceptance, our business will suffer. The markets for our Network Systems products are characterized by rapidly changing technology, frequent new product introductions and enhancements, short product life cycles, changes in customer requirements and evolving industry standards. Our success will depend to a significant extent upon our ability to accurately anticipate the evolution of new products, technologies and market trends and to enhance our existing products. It will also depend on our ability to timely develop and introduce innovative new products and enhancements that gain market acceptance. Finally, sales of our Network Systems products depend in part on the continuing development and deployment of emerging standards and our ability to offer new products and services that comply with these standards. There can be no assurances that we will be successful in forecasting future customer requirements or in selecting, developing, manufacturing and marketing new products or enhancing our existing products on a timely or cost-effective basis. Moreover, we may encounter technical problems in connection with our product development that could result in the delayed introduction of new products or product enhancements. We may also focus on technologies that do not function as expected or are not widely adopted. In addition, products or technologies developed by others may render our products noncompetitive or obsolete and result in a significant reduction in orders from our customers.

     Our products are complex and may have errors that are not detected until deployment, and litigation related to product liability claims could be expensive and could negatively affect our profitability.

     Products as highly complex as ours may contain undetected defects or errors when first introduced or as new versions are released, and those defects or errors may not be detected until deployment. Such defects or errors, particularly those that result in a failure of telecommunications networks or our signaling or switching products, could harm our customer relationships, business and reputation, and there can be no assurances that our products will not have defects or errors. A product liability claim brought against us could result in costly, protracted, highly disruptive and time consuming litigation, which would harm our business. In addition, we may be subject to claims arising from our failure to properly service or maintain our products or to adequately remedy defects in our products once such defects have been detected. Although our agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that these limitations may not be effective under the laws of some jurisdictions, particularly since we have significant international sales. Although we maintain product liability insurance, it may not be sufficient to cover all claims to which we may be subject. The successful assertion against us of one or a series of large uninsured claims would harm our business. Although we have not experienced any significant product liability claims to date, our sale and support of products may entail the risk of these types of claims and subject us to such claims in the future.

     We are dependent on relationships with strategic partners and distributors and other resellers.

     We believe that our ability to compete successfully against other network systems product manufacturers depends in part on distribution and marketing relationships with leading communications equipment suppliers. If we cannot successfully enter these types of relationships on favorable terms to us or maintain these relationships, our business may suffer.

     In addition, we expect to increasingly rely on the deployment of our products with those of other manufacturers, systems integrators and other resellers, both domestically and internationally. To the extent our products are so incorporated, we depend on the timely and successful development of those other products.

     We may have difficulty in identifying and executing any acquisitions, strategic alliances and joint ventures.

     Our growth is dependent on market growth, our ability to enhance existing products, our ability to introduce new products on a timely basis and market acceptance of our existing and new products. Our growth strategy includes acquiring new products and technologies through acquisitions, strategic alliances or joint ventures. Transactions such as these are inherently risky because of the difficulties of integrating people, operations, technologies and products that may arise. We may incur significant acquisition, administrative and other costs in connection with these transactions, including costs related to integration of acquired businesses. There can be no assurance that any of the businesses we may acquire can be successfully integrated, that they will perform well once integrated or that they will not materially adversely affect our business, operating results or financial condition. Acquisitions may also lead to potential write-downs due to unforeseen business developments that may adversely affect our earnings.

     Our compliance with telecommunications regulations and standards may be time consuming, difficult and costly, and if we fail to comply, our product sales would decrease.

     In order to maintain market acceptance, our products must continue to meet a significant number of regulations and standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and Underwriters Laboratories as well as standards established by Telcordia (formerly Bell Telecommunications Research). Internationally, our products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union. As these standards evolve and if new standards are implemented, we will be required to modify our products or develop and support new versions of our products, and this will increase our costs. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry standards could prevent or delay introduction of our products, which could harm our business.

     In order to penetrate our target markets, it is important that we ensure the interoperability of our products with the operations, administration, maintenance and provisioning systems used by our customers. To ensure this interoperability, we periodically submit our products to technical audits. Our failure or delay in obtaining favorable technical audit results could adversely affect our ability to sell products to some segments of the communications market.

     Government regulatory policies are likely to continue to have a major impact on the pricing of existing as well as new public network services and, therefore, are expected to affect demand for such services and the communications products, including our products, which support such services. Tariff rates, whether determined autonomously by carriers or in response to regulatory directives, may affect cost effectiveness of deploying public network services. Tariff policies are under continuous review and are subject to change. User uncertainty regarding future policies may also affect demand for communications products, including our products. In addition, the convergence of circuit and packet networks could be subject to governmental regulation. Regulatory initiatives in this area could adversely affect our business.

     We have significant international sales, and international markets have inherent risks.

     International sales are subject to inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and distributors, longer payment cycles, greater difficulty in accounts receivable collection, political or social unrest, economic instability and potentially adverse tax consequences. Doing business overseas is generally more costly than doing business in the United States. We sell our products worldwide through our direct sales forces, distributors and other resellers, wholly owned subsidiaries in the United Kingdom, Canada, France, Italy, Germany, Brazil and Singapore and a representative office in China. International sales of our products (other than network diagnostics products) accounted for 21% in 2000, 17% in 2001 and 18% in 2002. Our international sales are to a limited extent denominated in local currencies while other international sales are U.S. dollar-denominated. We expect that international sales will continue to account for a significant portion of our revenues in future periods.

     Our international sales and other activities subject us to the risks inherent in doing business in foreign countries, including tariffs and duties, price controls, restrictions on foreign currencies and trade barriers imposed by foreign countries, exchange rate fluctuations and exchange controls, difficulties in staffing and managing international operations, political and social unrest, nationalization of business and tax consequences. For example, exchange rate fluctuations on foreign currency transactions and translations arising from international operations may contribute to fluctuations in our business and operating results. Fluctuations in exchange rates could also affect demand for our products. If, for any reason, exchange or price controls or other restrictions in foreign countries are imposed, our business and operating results could suffer. In addition, any inability to obtain local regulatory approvals in foreign markets on a timely basis could harm our business.

     In particular, if we are not able to manage our continuing expansion into Europe, Asia Pacific and Latin America, our business may suffer. In addition, we are relatively unknown in Asia Pacific and Latin America, and we may have difficulty establishing relationships; building name recognition or penetrating these markets, which could adversely affect our performance in these markets. Moreover, telecommunications networks outside of the United States generally have a different structure, and our products may not be completely compatible with this different structure. As a result, our products may not be competitive with those of our competitors.

     Access to foreign markets is often difficult due to the established relationships between a government-owned or controlled communications operating company and our traditional indigenous suppliers of communications equipment. These foreign communications networks are in many cases owned or strictly regulated by government. There can be no assurances that we will be able to successfully penetrate these markets, particularly for our switching products.

     Our loss of services of key personnel or failure to attract and retain additional key personnel could adversely affect our business.

     We depend to a significant extent upon the continuing services and contributions of our senior management team and other key personnel, particularly Fred Lax, our Chief Executive Officer and President, Lori Craven, our Vice President and General Manager, Network Systems Division; and Debra May, our Vice President and General Manager, Contact Center Division. We do not have long-term employment agreements or other arrangements with our employees which would prevent them from leaving Tekelec. Our future success also depends upon our ongoing ability to attract and retain highly skilled technical, sales and marketing personnel. Even with the continuing economic downturn, competition for these employees remains intense. Our business could suffer and it would be more difficult for us to meet our business plans and key objectives, such as timely product introductions, if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner or if we were unable to recruit and retain additional highly skilled personnel.

     There can be no assurances that our measures to protect our proprietary technology and other intellectual property rights are adequate and if we fail to protect those rights, our business would be harmed.

     Our success depends to a significant degree on our proprietary technology and other intellectual property. Although we regard our technology as proprietary, we have sought only limited patent protection. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements and contractual restrictions to establish and protect our proprietary rights. These measures, however, afford only limited protection and may not provide us with any competitive advantage or prevent third parties from misappropriating our technology or other intellectual property. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, which makes misappropriation of our technology and other intellectual property more likely. It is possible that others will independently develop similar products or design around our patents and other proprietary rights. If we fail to successfully enforce or defend our intellectual property rights or if we fail to detect misappropriation of our proprietary rights, our ability to effectively compete could be seriously impaired which would limit our future revenues and harm our prospects.

     Our pending patent and trademark registration applications may not be allowed, and our competitors may challenge the validity or scope of our patent or trademark registration applications. If we do not receive the patents or trademark registrations we seek, or if other problems arise with our intellectual property, our competitiveness could be significantly impaired and the Company’s business and prospects may suffer. In addition, we from time to time face challenges to the validity or enforceability of our proprietary rights and litigation may be necessary to enforce and protect our rights, to determine the validity and scope of our proprietary rights and the rights of others, or to defend against claims of infringement or invalidity. Any such litigation would be expensive and time consuming, would divert the attention of our management and key personnel from business operations and would likely harm our business and operating results.

     Because we are subject to third parties’ claims that we are infringing their intellectual property and may become subject to additional such claims in the future, we may be prevented from selling certain products and we may incur significant expenses in resolving these claims.

     We receive from time to time claims of infringement from third parties or we otherwise become aware of relevant patents or other intellectual property rights of third parties that may lead to disputes and litigation. Any claims made against us regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend and could have a material adverse effect on our business. In addition, any such claims would divert the attention of our management and key personnel from our business operations. A successful claim by a third party may require us to modify or cease marketing our products, develop new technologies or products, enter into costly royalty or license agreements with respect to the proprietary rights that are the subject of the infringement claim or refund to our customers all or a portion of the amounts they have paid for infringing products. If such claims are asserted, there can be no assurances that we would prevail or be able to acquire any necessary licenses on acceptable terms, if at all. In addition, we may be requested to defend and indemnify certain of our customers and resellers against claims that our products infringe the proprietary rights of others. We may also be subject to potentially significant damages or injunctions against the sale of certain products or use of certain technologies, and there can be no assurances that any such litigation can be avoided or successfully concluded. There can be no assurances that our technologies or products do not infringe on the proprietary rights of third parties or that such parties will not initiate infringement actions against us.

     We rely on third parties to provide many of our subsystems and components. If we are unable to obtain our subsystems and components from these parties at reasonable prices or on a timely basis, we may not be able to obtain substitute subsystems or components on terms that are as favorable.

     Certain of our products contain subsystems or components acquired from third parties. These products are often available only from a limited number of manufacturers. In the event that a product becomes unavailable from a current third party vendor, second sourcing would be required. This sourcing may not be available on reasonable terms, if at all, and could delay customer deliveries, which could adversely affect our business.

     We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets.

     We are vulnerable to downturns in the economy and the telecommunications industry and to adverse changes in our customers’ businesses. Due to the current slowdown in the economy in general and the continuing weakness in the telecommunications market in particular, the credit risks relating to our customers have increased. Although we have programs in place to monitor and mitigate the associated risks, there can be no assurance that such programs will be effective in reducing our credit risks. We also continue to monitor credit exposure from weakened financial conditions in certain geographic regions, and the impact that such conditions may have on the worldwide economy. We have experienced losses due to customers’ failing to meet their obligations. Although these losses have not been significant, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

     Substantial future sales of our Common Stock or sales by our directors and officers in the public market may depress our stock price.

     Sales of a substantial number of shares of our Common Stock in the future could cause our stock price to fall. All of our directors and executive officers own or have options to acquire shares of our Common Stock and sales by these individuals could be perceived negatively by investors and could cause the market price of our Common Stock to drop.

     Our shareholder rights plan may make it more difficult for a third party to acquire us, despite the possible benefits to our shareholders.

     Our shareholder rights plan may have the effect of delaying, deferring or preventing a change in control of the Company despite possible benefits to our shareholders, may discourage bids at a premium over the market price of our Common Stock and may harm the market price of our Common Stock.

     Our stock price may be volatile.

     The market price for our Common Stock has experienced price volatility and may continue to be volatile and subject to fluctuations in response to factors including those set forth in this offering memorandum. The stock markets in general, and The Nasdaq Stock Market and technology and telecommunications companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies’ operating performances. These broad market and industry factors, as well as general economic and political conditions, may materially adversely impact the market price of our Common Stock in the future, regardless of our actual operating performance.

Item 2. PROPERTIES.

     Our executive offices and principal manufacturing operations are located in Calabasas, California in facilities consisting of approximately 77,000 square feet. We lease the facility under a lease expiring in November 2004, subject to a five-year renewal option.

     We also occupy a 155,000 square-foot facility in Morrisville, North Carolina under a lease expiring in November 2009. This facility is used primarily for engineering, product development, customer support and regional sales activities for our network systems products. In July 2000, we agreed to lease an additional 161,000 square-foot facility in Morrisville, North Carolina. As a result of the NDD divestiture, this building is not currently fully occupied. We are evaluating several alternatives with respect to this building.

     Our IEX subsidiary leases a facility consisting of approximately 95,000 square feet in Richardson, Texas under a lease expiring in February 2013. The IEX facility is used for engineering, product development, customer support, and general administrative and sales activities for certain of our network systems products and our contact center products.

     We also have nine regional sales offices occupying an aggregate of approximately 9,000 square feet under leases expiring between 2003 and 2005 in San Diego, California; Englewood, Colorado; Lombard, Illinois; Irving, Texas; Sunset Hills, Virginia; Amsterdam, the Netherlands; Beijing, China; Sao Paulo, Brazil; and Singapore.

     Our subsidiary in the United Kingdom occupies approximately 185,000 square feet in Egham under a lease expiring in March 2016.

     We believe that our existing facilities will be adequate to meet our needs at least through 2004, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

Item 3. LEGAL PROCEEDINGS.

Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. vs Tekelec

     In August 2000, Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. (collectively, “Alcatel”) filed a complaint against Tekelec in the United States District Court for the Eastern District of Texas, Sherman Division. The complaint alleges that Tekelec makes and sells products that infringe two patents owned by Alcatel Sourcing. The patents at issue relate to a system and method for application location register routing in a telecommunications network. Alcatel’s allegations relate to three particular software applications offered by Tekelec as a feature on its EAGLE STP for routing query messages in wireless networks. Alcatel seeks a permanent injunction enjoining Tekelec from infringing the patents at issue, unspecified general and exemplary damages, and an award of costs.

     In September 2000, Tekelec filed an answer and counterclaim to Alcatel’s complaint denying Alcatel’s claims of infringement and raising several affirmative defenses. Tekelec has also asserted several counterclaims against Alcatel seeking declaratory relief that Tekelec has not infringed the Alcatel patents and that such patents are invalid and unenforceable. Tekelec believes that it has strong defenses to Alcatel’s claims on the grounds of invalidity, noninfringement and inequitable conduct by Alcatel, and is defending the action vigorously.

     A trial date was originally scheduled for June 2002. In April 2002, Tekelec filed a motion for summary judgment for non-infringement and Alcatel filed a motion for summary judgment for infringement. The Court referred both motions to the Magistrate Judge for consideration. After a hearing on both motions before the Magistrate Judge in May 2002, the Magistrate Judge issued a report and recommendation of non-infringement in favor of Tekelec. The Court subsequently entered an order rescinding the June 2002 trial setting and all remaining deadlines, indicating that after the Court has ruled on the Magistrate Judge’s report and recommendation, the Court will enter such orders as are deemed appropriate for the final disposition of the case. The Court has not yet ruled on the Magistrate Judge’s report and recommendation.

IEX Corporation vs. Blue Pumpkin Software, Inc.

     In January 2001, IEX Corporation, a wholly owned subsidiary of Tekelec (“IEX”), filed suit against Blue Pumpkin Software, Inc., in the United States District Court for the Eastern District of Texas, Sherman Division. In its complaint, IEX asserts that certain of Blue Pumpkin’s products and services infringe United States Patent No. 6,044,355 held by IEX. In the suit, IEX seeks damages and an injunction prohibiting Blue Pumpkin’s further infringement of the patent. In February 2001, Blue Pumpkin responded to IEX’s suit denying that Blue Pumpkin infringes IEX’s patent and asserting that such patent is invalid. Discovery in the case closed in December 2002, although a few depositions have yet to be completed. The parties are scheduled to file motions for summary judgment by the end of March 2003, and the case is set for trial in June 2003. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

Lemelson Medical, Education and Research Foundation, Limited Partnership vs. Tekelec

     In March 2002, the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) filed a complaint against thirty defendants, including Tekelec, in the United States District Court for the District of Arizona. The complaint alleges that all defendants make, offer for sale, sell, import, or have imported products that infringe eighteen patents assigned to Lemelson, and the complaint also alleges that the defendants use processes that infringe the same patents. The patents at issue relate to computer image analysis technology and automatic identification technology. Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue, and Tekelec is currently investigating which products and/or processes might be subject to the lawsuit. Several other Arizona lawsuits involving the same patents have been stayed pending a non-appealable resolution of a lawsuit involving the same patents in the United States District Court for the District of Nevada. Tekelec believes that the same stay may apply to this lawsuit as well. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

     In January 2002, Syndia Corporation (“Syndia”) sent a letter to Tekelec accusing Tekelec of infringing two patents and offering to license these and other patents to Tekelec. The patents at issue relate to integrated circuit technology. Syndia has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue, and Tekelec is currently investigating which products and/or processes might be subject to Syndia’s claims.

     From time to time, various claims and litigation are asserted or commenced against us arising from or related to contractual matters, intellectual property matters, product warranties and personnel and employment disputes. As to such claims and litigation, including those matters discussed above, we can give no assurance that we will prevail. While we currently do not believe that the ultimate outcome of these matters, individually or in the aggregate, will have a material adverse effect on our business or consolidated financial position, litigation is subject to inherent uncertainties. An unfavorable outcome in any of these matters could have a material adverse effect on our business or our consolidated financial position, results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Inapplicable

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our Common Stock is traded on The Nasdaq Stock Market under the symbol TKLC. The following table sets forth the range of high and low closing sales prices for the Common Stock for the periods indicated. As of March 17, 2003, there were 251 record shareholders of Tekelec Common Stock. This number does not include shareholders for whom shares are held in “nominee” or “street name.”

	High	Low

2001
First Quarter	$30.50	$16.88
Second Quarter	35.56	16.13
Third Quarter	26.35	11.79
Fourth Quarter	21.56	12.06
2002
First Quarter	$20.20	$11.18
Second Quarter	12.10	8.03
Third Quarter	12.00	6.27
Fourth Quarter	10.58	7.92

     We have never paid a cash dividend on our Common Stock. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

     On November 2, 1999, we issued $135,000,000 principal amount at maturity of our 3.25% Convertible Subordinated Discount Notes due 2004 in a private placement and without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The issuance price of the notes was 85.35% of the principal amount at maturity, and the total gross proceeds to us were $115,227,900 before discounts and expenses. The notes are convertible into our Common Stock at any time on or after January 31, 2000, unless previously redeemed or otherwise repurchased by us. The conversion rate of the notes is 56.3393 shares of Common Stock per $1,000 principal amount at maturity, subject to adjustment in certain events. We sold the notes to Deutsche Bank Securities Inc. and Warburg Dillon Read LLC as the initial purchasers, and the initial purchasers have advised us that they resold the notes only to “Qualified Institutional Buyers” (as defined in Rule 144A under the Securities Act) in compliance with Rule 144A and, outside of the United States, to investors that were not “United States persons” as defined in Rule 902 of Regulation S under the Securities Act. In February 2000, we registered for resale the notes and the shares of Common Stock issuable upon conversion thereof under the Securities Act of 1933. The notes became callable in November, 2002. In February 2003, we deregistered for resale the notes and the shares of Common Stock issuable upon conversion thereof.

     The equity compensation plan information required to be provided in the Annual Report on Form 10-K is incorporated by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2003, entitled “Executive Compensation and Other Information — - Equity Compensation Plan Information,” to be filed with the Commission.

Item 6. SELECTED FINANCIAL DATA.

     The statement of operations data included in the selected consolidated financial data set forth below for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data set forth below at December 31, 2002 and 2001 are derived from, and are qualified in their entirety by reference to, our audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The statement of operations data set forth below for the years ended December 31, 1999 and 1998 and the balance sheet data set forth below at December 31, 2000, 1999 and 1998 are derived from our audited consolidated financial statements, which are not included herein. The statement of operations data set forth below are adjusted to reflect the sale of our Network Diagnostics Division (“NDD”) in August 2002 which was accounted for as a discontinued operation. Accordingly, the historical statement of operations data for periods prior to the sale have been revised to reflect NDD as a discontinued operation.

Five-Year Selected Financial Data

For the Years Ended December 31,	2002	2001	2000	1999	1998

	(thousands, except per share data)
Statement of Operations Data:
Revenues	$260,341	$249,369	$252,327	$169,875	$121,897
Income (Loss) from continuing operations before provision for income taxes	24,054	(488)	21,754	2,702	44,886
Income (Loss) from continuing operations	15,914	(6,610)	6,228	(4,482)	32,277
Income (Loss) from discontinued operation, net of income taxes	(3,308)	(289)	6,668	4,926	6,932
Gain on sale of discontinued operation, net of income taxes	28,312	—	—	—	—
Net income (loss)	40,918	(6,899)	12,896	444	39,209
Earnings (Loss) per share from continuing operations:
Basic	$0.26	$(0.11)	$0.11	$(0.08)	$0.60
Diluted	0.26	(0.11)	0.10	(0.08)	0.55
Earnings (Loss) per share from discontinued operation:
Basic	$(0.05)	$(0.01)	$0.11	$0.09	$0.13
Diluted	(0.05)	(0.01)	0.10	0.09	0.12
Earnings per share from gain on sale of discontinued operation:
Basic	$0.47	$—	$—	$—	$—
Diluted	0.46	—	—	—	—
Earnings (Loss) per share:
Basic	$0.68	$(0.12)	$0.22	$0.01	$0.73
Diluted	0.67	(0.12)	0.20	0.01	0.67
Weighted average number of shares outstanding:
Basic	60,358	59,574	57,823	54,931	53,518
Diluted	61,386	59,574	64,123	58,690	58,708
Balance Sheet Data (at December 31):
Cash and liquid investments	$309,830	$225,956	$151,308	$92,977	$101,853
Working capital	187,912	185,168	218,935	127,702	108,762
Total assets	525,683	484,404	458,524	394,434	210,210
Long-term liabilities	145,098	137,929	136,050	137,552	2,252
Shareholders’ equity	302,007	248,822	237,597	176,595	165,777

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

OVERVIEW

     On August 30, 2002, we completed the sale of our Network Diagnostics Division (“NDD”) to Catapult Communications Corporation (“Catapult”) for $59.8 million, consisting of $42.5 million in cash and convertible subordinated promissory notes issued by Catapult’s wholly owned Irish subsidiary and guaranteed by Catapult in the total amount of $17.3 million, subject to certain adjustments. The sale of NDD resulted in a pre-tax gain of approximately $41.7 million ($28.3 million after income taxes) and was accounted for as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly our historical financial results have been revised to reflect NDD as a discontinued operation.

     Our product offerings are currently organized into two distinct product lines: network systems and contact center.

     Network Systems. Our network systems product line consists principally of the Eagle 5 SAS and products, features and applications based on the Eagle platform, including TekWare and TekServer, the IP7 Secure Gateway and our local number portability solution, Sentinel, ASi 4000 Service Control Point, VXi Media Gateway Controller and other convergence products.

     Contact Center. Our IEX contact center products provide planning, management and call routing and control tools for single contact centers and for complex, multiple site contact center environments. This product line includes the TotalView Workforce Management and TotalNet Call Routing solutions.

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to revenue recognition, allowance for doubtful accounts, inventories, investments, deferred taxes, notes receivable, impairment of long–lived assets, product warranty, and contingencies and litigation. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•	Revenue Recognition Policy. Revenues are derived from sales of network systems products and contact center products. Revenues are recognized upon the transfer of title, generally at the time of shipment to the customer’s final site and satisfaction of related Company obligations, if any, provided that persuasive evidence of an arrangement exists, the fee is fixed and determinable and collectability is deemed probable. For certain products, our sales arrangements include acceptance provisions which are based on our published specifications and are accounted for as warranty, provided that we have previously demonstrated that the product meets the specified criteria and has established a history with substantially similar transactions. Revenue is deferred for sales arrangements that include customer-specific acceptance provisions where we are unable to reliably demonstrate that the delivered product meets all of the specified criteria until customer acceptance is obtained. Revenues associated with multiple-element arrangements are allocated to each element based on vendor specific objective evidence of fair value. Revenues associated with installation services, if provided, are deferred based on the fair value of such services and are recognized upon completion. Revenue is recognized for maintenance agreements ratably over the contract term. Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

•	Allowance for Doubtful Accounts. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Inventories. Inventory levels are based on projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories. On an ongoing basis inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. Estimates could be influenced by sudden decline in demand due to economic downturn, rapid product improvements and technological changes.

•	Investments. An impairment charge is recorded when an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Deferred Taxes. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. We have evaluated our deferred tax assets and liabilities and we have determined that no valuation allowance is necessary. Should it be determined that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

•	Notes Receivable. The Notes are reflected in the balance sheet at their estimated fair value determined by a third party appraisal which computed the fair value by discounting the face value amount to present value using a fair value rate of interest and then determining the fair value of the conversion option using the Black-Scholes valuation model. The fair value of the notes is being adjusted for the amortization to the redemption amount at maturity. See Note B – Disposition of Network Diagnostics Business.

•	Goodwill, Intangible Assets and Other Long-Lived Assets. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminated the amortization of goodwill. Instead, goodwill is reviewed for impairment upon adoption and at least annually thereafter. In connection with the initial impairment tests, we obtained valuations of our individual reporting units from an independent third-party valuation firm. The valuation methodologies included, but were not limited to, estimated net present value of the projected cash flows of these reporting units. As a result of these initial impairment tests, we determined that there was no goodwill impairment. If actual results are substantially lower than our projections underlying these valuations, or if market discount rates increase, this could adversely affect our future valuations and result in additional future impairment charges.

We assess potential impairment of our goodwill, intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely and at least annually for goodwill. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. Factors we consider important, which may cause an impairment include: significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected future operating results.

•	Product Warranty. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. We generally warrant our products against defects in materials and workmanship for one year after sale and provide for estimated future warranty costs at the time revenue is recognized.

•	Commitments and Contingencies. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that statement of operations items bear to total revenues:

	Percentage of Revenues
	For the Years Ended December 31,

	2002	2001	2000

Revenues	100.0%	100.0%	100.0%
Cost of goods sold	25.6	30.7	32.9
Amortization of purchased technology	3.9	4.1	4.0

Gross Profit	70.5	65.2	63.1
Research and development	22.9	21.9	16.7
Selling, general and administrative	36.9	34.7	28.6
Amortization of goodwill and other intangibles	0.6	8.7	8.7

Income (Loss) from operations	10.1	(0.1)	9.1
Interest and other expense, net	(0.9)	(0.1)	(0.4)

Income (Loss) from continuing operations before provision for income taxes	9.2	(0.2)	8.7
Provision for income taxes	3.1	2.5	6.2

Income (Loss) from continuing operations	6.1	(2.7)	2.5
Income (Loss) from discontinued operation, net of income taxes	(1.3)	(0.1)	2.6
Gain on sale from discontinued operation, net of income taxes	10.9	—	—

Net income (loss)	15.7%	(2.8)%	5.1%

     The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

	Percentage of Revenues
	For the Years Ended December 31,

	2002	2001	2000

Network Systems	85%	85%	87%
Contact Center	15	15	13

Total	100%	100%	100%

     The following table sets forth, for the periods indicated, the revenues by geographic territory as a percentage of total revenues:

	Percentage of Revenues
	For the Years Ended December 31,

	2002	2001	2000

North America	82%	83%	79%
Europe	10	4	10
Rest of World	8	13	11

Total	100%	100%	100%

2002 Compared with 2001

     Revenues. Our revenues increased by $11 million, or 4%, during 2002 due primarily to higher sales of network systems products and services.

     Revenues from network systems products increased by $10.4 million, or 5%, due primarily to higher sales of Eagle STP products and secondarily to higher sales of Sentinel products.

     Revenues from contact center products increased by $618,000, or 2%, primarily as a result of increased sales of the TotalView product.

     Revenues in North America increased by $6.9 million, or 3%, due primarily to increased sales of Sentinel and Eagle services. Revenues in Europe increased by $16.3 million, or 164%, due primarily to stronger sales of Eagle STP products. Rest of world revenues decreased by $12.2 million or 39% due primarily to lower sales of Eagle STP products.

     We believe that our future revenue growth depends in large part upon a number of factors, including the continued market acceptance, both domestically and internationally, of our products, particularly the Eagle products and related applications as well as our suite of products for converged circuit and packet networks, including the IP7 Secure Gateway and VXi Media Gateway Controller network systems products.

     Gross Profit. Gross profit as a percentage of revenues increased to 70.5% in 2002 compared with 65.2% in 2001. The increase in gross margins was due primarily to a higher proportion of sales of Eagle STP upgrades and extensions and service agreements, which typically carry higher margins. Changes in the following factors, among others, may affect gross profit: product and distribution channel mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal manufacturing capabilities and efficiencies; foreign currency fluctuations; and general economic conditions.

     Research and Development. Research and development expenses increased overall by $5.3 million, or 9.7%, and increased slightly as a percentage of revenues to 22.9% in 2002 from 21.9% in 2001. The dollar increase was due primarily to an increase in variable compensation expense.

     We intend to continue to make substantial investments in product and technology development and we believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9.4 million, or 11%, and increased as a percentage of revenues to 36.9% in 2002 from 34.7% in 2001. The dollar increase was due primarily to an increase in compensation costs, including a $5.9 million charge for the accrual of retirement benefits for our former Chief Executive Officer who retired in February 2003, comprised of a $5.3 million non- cash stock-based compensation charge for the modification of certain stock option awards to allow for the extension of the exercise period upon qualified retirement from 90 days to the remaining contracted term of the options, a $300,000 one-time cash severance payment and $304,000 for post-retirement health benefits.

     Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and intangible assets in 2002 decreased by $20.0 million to $1.6 million. This decrease was due to the adoption of SFAS No. 142 on January 1, 2002, which no longer permits the amortization of acquisition-related goodwill.

     Interest and Other Income (Expense), net. Interest expense increased by $246,000, or 2.7%, in 2002 compared to 2001. Interest income decreased $2.2 million, or 24.7%, due to lower interest rates in 2002 compared to 2001.

     Provision for Income Taxes. Provisions for income taxes for 2002 and 2001 were $8.1 million and $6.1 million, respectively, and reflected the effect of non-deductible acquisition-related costs and amortization, partially offset by a benefit of $4.2 million and $4.6 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of acquisition-related items, our effective tax rate was 35% in 2002 and 2001 and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income. We expect that our effective tax rate, excluding the effect of acquisition-related items, will remain relatively consistent with and within the range of the effective tax rates in prior years. Changes in the tax rate can be affected by changes in the mix of international sales and changes in the amount of the research and development credits.

     Loss from Discontinued Operation. Loss from our discontinued operation increased to $3.3 million for 2002 compared to a loss from discontinued operation of $289,000 for 2001. The increased loss was a result of reduced sales and operating results for our Network Diagnostics Division sold in August of 2002.

     Gain on Disposal of Discontinued Operation. Gain on disposal of our discontinued operation represents the gain recognized, net of income taxes, on the sale of the Network Diagnostics Division sold in August 2002 as discussed above in the “Overview” section. This gain is subject to future adjustment depending on the final resolution of certain contingencies under the asset purchase agreement.

2001 Compared with 2000

     Revenues. Our revenues decreased by $3.0 million, or 1%, during 2001 due primarily to lower sales of network systems products and services partially offset by higher sales of contact center products.

     Revenues from network systems products decreased by $8.8 million, or 4%, due primarily to lower sales of our IP7 and Sentinel products partially offset by higher sales of Eagle STP and local number portability products.

     Revenues from contact center products increased by $5.9 million, or 18%, due primarily to increased sales of the TotalView product and secondarily to higher sales of TotalNet product.

     Revenues in North America increased by $8.3 million, or 4%, due primarily to higher sales of Eagle STP products. Revenues in Europe decreased by $14.6 million, or 59%, due to lower sales of our IP7 product. Rest of world revenues increased by $3.3 million, or 12%, due to higher contact center sales.

     Gross Profit. Gross profit as a percentage of revenues increased to 65.2% in 2001 compared with 63.1% in 2000. The increase in gross margin was primarily due to our recording a non-recurring charge of $2.9 million to write-down inventory related to the IEX network switch product line in 2000. Excluding the write-down of inventory in 2000, gross profit as a percentage of sales increased slightly to 65.2% in 2001 compared to 64.2% in 2000.

     Research and Development. Research and development expenses increased overall by $12.3 million, or 29%, and increased as a percentage of revenues to 21.9% in 2001 from 16.7% in 2000. The increase was attributable principally to increased expenses incurred in connection with the hiring of additional personnel for product development and enhancements for network systems, primarily related to the development of products to address the Internet Protocol (“IP”)/Signaling System #7 (“SS7”) and media gateway controller, or “softswitch” markets.

     Selling, General and Administrative. Selling, general and administrative expenses increased by $14.4 million, or 20%, and increased as a percentage of revenues to 34.7% in 2001 from 28.6% in 2000. The dollar increase was primarily due to increased personnel and infrastructure-related expenses incurred to support our installed base and an increase in the allowance for doubtful accounts. Charges to the allowance for doubtful accounts amounted to $4.4 million in 2001 compared to $2.2 million in 2000. Selling, general and administrative expenses also included a charge of $750,000 in connection with the settlement of a legal dispute in 2000.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangible assets decreased by $256,000, and remained the same as a percentage of revenue at 8.7%.

     Interest and Other Income (Expense), net. Interest expense was $9.0 million in 2001, compared to $8.7 million in 2000. Interest income increased by $828,000 in 2001, or 10%, due to higher invested cash balances in 2001 compared to 2000, partially offset by lower interest rates.

     Income Taxes. The income tax provision for 2001 was $6.1 million and reflected the effect of non-deductible acquisition-related costs, partially offset by a benefit of $4.6 million from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of these acquisition-related items, our effective tax rate was 35% and represented federal, state and foreign taxes on our income, reduced primarily by research and development and foreign tax credits, compared to an effective tax rate of 35% for 2000.

     Income (Loss) from Discontinued Operation. Loss from discontinued operation was $289,000 for the year ended December 31, 2001, compared to income of $6.7 million for the corresponding period in 2000. The reduction in net income was a result of reduced sales and operating results for the Network Diagnostics Division sold in August 2002.

Liquidity and Capital Resources

     During 2002, cash and cash equivalents increased by $80.1 to $167.3 million, including net proceeds of $37.9 million from the sale of NDD. Operating activities, net of the effects of exchange rate changes on cash, provided $46.5 million. Financing activities, which represented proceeds from the issuance of common stock upon the exercise of options provided $3.9 million. Investing activities provided $27.7 million and was comprised primarily of the proceeds from the sale of NDD, partially offset by $3.7 million of net purchases of short-term and long-term investments and $5.5 million for capital expenditures.

     Cash flows from operating activities were comprised mainly of net income adjusted for the gain on the sale of our Network Diagnostics Division, depreciation and amortization, and a decrease in deferred revenue. Deferred revenue decreased by 30% during 2002 due primarily to an increase in revenue recognized for transactions that completed acceptance or delivery requirements.

     Net capital expenditures of $5.5 million during 2002 represented the planned addition of equipment principally for research and development and manufacturing operations.

     We have a $20.0 million line of credit with a U.S. bank. Our $20.0 million credit facility is collateralized by substantially all of our assets, bears interest at or, in some cases, below the lender’s prime rate (4.25% at December 31, 2002), and expires on August 31, 2004, if not renewed. Under the terms of this facility, we are required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. We believe we are in compliance with these requirements. There have been no borrowings under this credit facility.

     In November 1999, we completed the private placement of $135.0 million principal amount at maturity of 3.25% convertible subordinated discount notes due in 2004, issued at 85.35% of their face amount (equivalent to gross proceeds of approximately $115.2 million at issuance before discounts and expenses). These notes became callable in November, 2002.

     We believe that existing working capital, funds generated through operations, and its current bank credit facility will be sufficient to satisfy operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

     Future payments due under debt and lease obligations as of December 31, 2002 (in thousands):

	3.25%
	Convertible	Non
	Subordinated	Cancelable
	Notes due	Operating
	2004 (1)	Leases	Total

2003	$—	$7,620	$7,620
2004	135,000	7,190	142,190
2005	—	6,051	6,051
2006	—	6,173	6,173
2007	—	6,325	6,325
2008 and thereafter	—	22,932	22,932

	$135,000	$56,291	$191,291

(1)	We will make interest payments of $4.4 million in both 2003 and 2004.

Financial Risk

     Our international sales are predominantly denominated in U.S. dollars, and therefore exposure to foreign currency exchange fluctuations on international sales is limited. In certain instances where we have entered into contracts that are denominated in foreign currencies, we have obtained foreign currency forward and option contracts, principally denominated in Euros or British Pounds, to offset the impact of currency rates on accounts receivable. We had no forward or option contracts outstanding as of December 31, 2002 and December 31, 2001. We do not enter into derivative instrument transactions for trading or speculative purposes. We do not hedge foreign currencies in a manner that would entirely eliminate the effects of the changes in foreign currency rates on our consolidated net income.

     Fixed income securities are subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. The portfolio is diversified and consists primarily of investment grade securities to minimize credit risk.

     There have been no borrowings under our variable rate credit facilities. All of our outstanding long-term debt is fixed rate and not subject to interest rate fluctuation.

     With respect to trade receivables, we design, manufacture, market and support network systems products and selected service applications for telecommunications networks and contact centers. Our customers include telecommunications carriers, network providers, and contact center operators. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. Generally, payment terms stipulate payment within 90 days of shipment and currently, we doe not engage in leasing or other customer financing arrangements. Many of our international sales are secured with import insurance or letters of credit to mitigate credit risk. Although we have processes in place to monitor and mitigate credit risk, there can be no assurance that such programs will be effective in eliminating such risk. Historically, credit losses have been within management’s expectations and relatively insignificant. Our exposure to credit risk has increased as a result of weakened financial conditions in certain market segments such as the competitive local exchange carrier segment. Credit losses for such customers have been provided for in the financial statements. Future losses, if incurred, could harm our business and have a material adverse effect on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, ''Business Combinations’’ and SFAS No. 142, ''Goodwill and Other Intangible Assets.’’ SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 was adopted on January 1, 2002, and goodwill will now be tested at the reporting unit at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. On January 1, 2002, the assembled workforce intangible amount was reclassified to goodwill. Amortization of goodwill, including goodwill recorded in past business combinations, has ceased and we determined that there was no goodwill impairment using work performed by an independent, third-party valuation firm.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a temporarily controlled subsidiary. We adopted SFAS No. 144 effective January 1, 2002 with no material impact on our financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Earlier adoption of SFAS No. 146 is encouraged. We are currently evaluating the provisions of SFAS No. 146 and its potential impact on our financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of FAS 123” (SFAS No. 148). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. We have made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2002 and will begin making the additional disclosures required by SFAS No. 148 in the first quarter of 2003. Accordingly, adoption of SFAS No. 148 will not impact our financial position, results of operations or cash flows.

     In November 2002, the FASB issued interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for us on December 31, 2002 but did not require any additional disclosures. The recognition provisions of the interpretation are effective for us in 2003 are applicable only to guarantees issued or modified after December 31, 2002. We do not expect adoption of these obligations to have a material impact on our financial position, results of operations or cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our international sales are predominantly denominated in U.S. dollars, and therefore exposure to foreign currency exchange fluctuations on international sales is limited. In certain instances where we have entered into contracts which are denominated in foreign currencies, we have obtained foreign currency forward and option contracts, principally denominated in Euros or British pounds, to offset the impact of currency rates on accounts receivable. We had no forward or option contracts outstanding as of December 31, 2002 and December 31, 2001. We do not enter into derivative instrument transactions for trading or speculative purposes. We do not hedge foreign currencies in a manner that would entirely eliminate the effects of the changes in foreign currency rates on our consolidated net income.

     Fixed income securities are subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. The portfolio is diversified and consists primarily of investment grade securities to minimize credit risk.

     There have been no borrowings under our variable rate credit facilities. All of our outstanding long-term debt is fixed rate and not subject to interest rate fluctuation.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the consolidated financial statements of Tekelec and our subsidiaries included herein and listed in Item 15(a) of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2003, entitled “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission.

Item 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2003, entitled “Election of Directors - Compensation of Directors,” “Executive Compensation and Other Information,” “Board of Directors and Compensation Committee Reports on Executive Compensation” and “Performance Graph,” to be filed with the Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2003, entitled “Common Stock Ownership of Principal Shareholders and Management,” to be filed with the Commission.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2003, entitled “Certain Relationships and Related Transactions,” to be filed with the Commission.

Item 14. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

     As of a date within 90 days prior to the filing date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings and are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)  Changes in Internal Controls

     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of our disclosure controls and procedures referred to above. There were no significant deficiencies or material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this Report:

     Schedules that are not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. List of Exhibits

Exhibit
Number	Exhibit

2.1	Asset Purchase Agreement dated July 15, 2002 between the Registrant and Catapult Communications Corporation (schedules are omitted from this agreement and the other agreements filed herewith as Exhibits 2.2, 2.3, 2.4, 2.5, and 2.6, and the Registrant agrees to furnish supplementally a copy of any such schedule to the Commission upon request)(1)

2.2	Transitional Services Agreement dated July 15, 2002 between the Registrant and Catapult Communications Corporation(1)

2.3	License Agreement dated July 15, 2002 between the Registrant, Catapult Communications Corporation and Catapult Communications International Limited(1)

2.4	International Rights License Agreement dated July 15, 2002 between the Registrant, Catapult Communications Corporation and Catapult Communications International Limited(1)

2.5	Registration Rights Agreement dated July 15, 2002 between the Registrant and Catapult Communications Corporation(1)

2.6	Subordinated Guaranty dated July 15, 2002 executed by Catapult Communications Corporation in favor of the Registrant(1)

2.7	Convertible Subordinated Promissory Note due 2004, dated August 30, 2002, in the principal amount of $10,000,000, issued by Catapult Communications International Limited to the Registrant(2)

2.8	Convertible Subordinated Promissory Note due 2004, dated August 30, 2002, in the principal amount of $7,300,000, issued by Catapult Communications International Limited to the Registrant(2)

3.1	Amended and Restated Articles of Incorporation(3)

3.2	Bylaws, as amended(4)

4.1	Rights Agreement dated as of August 25, 1997 between the Registrant and U.S. Stock Transfer Corporation as Rights Agent(5)

Exhibit
Number	Exhibit

4.2	Indenture dated as of November 2, 1999 between the Registrant and Bankers Trust Company as Trustee, including form of the Registrant’s 3.25% Convertible Subordinated Discount Notes due 2004(6)

4.3	Registration Rights Agreement dated as of November 2, 1999 among the Registrant, Deutsche Bank Securities Inc. and Warburg Dillon Read LLC(6)

10.1	Amended and Restated 1984 Stock Option Plan, including forms of stock option agreements(7) (8)

10.2	Amended and Restated Non-Employee Director Equity Incentive Plan, including form of nonstatutory stock option agreement(5), as amended February 21, 1996(8) (9)

10.3	Form of Indemnification Agreement between the Registrant and all directors of the Registrant(8) (10)

10.4	Amended and Restated 1994 Stock Option Plan, including form of stock option agreement

10.5	Lease Agreement dated as of February 8, 1988 between the Registrant and State Street Bank and Trust Company of California, N.A., not individually, but solely as an Ancillary Trustee for State Street Bank and Trust Company, a Massachusetts banking corporation, not individually, but solely as Trustee for the AT&T Master Pension Trust, covering our principal facilities in Calabasas, California(11)

10.6	Officer Severance Plan, including form of Employment Separation Agreement(12), as amended March 8, 1999(13) and February 4, 2000(6) (14)

10.7	Employee Stock Purchase Plan, including form of subscription agreement (9), as amended May 18, 2001 (8) (15)

10.8	Warrants to purchase shares of the Registrant’s Common Stock and Schedule of Warrantholders(8) (16)

10.9	Lease Agreement dated as of November 6, 1998 between the Registrant and Weeks Realty, L.P., covering certain of the Registrant’s facilities in Morrisville, North Carolina(13) as amended by First Amendment thereto dated May 27, 1999, Second Amendment thereto dated October 1, 1999, Third Amendment thereto dated November 30, 1999, and Fourth Amendment thereto dated July 19, 2000(17)

10.10	Loan Agreement dated October 31, 2001 between the Registrant and Union Bank of California (18), as amended by First Amendment thereto dated December 18, 2002

10.11	Lease Agreement as of July 19, 2000 between the Registrant and Duke Construction Limited Partnership covering certain of our facilities in

Exhibit
Number	Exhibit

Morrisville, North Carolina (17)

10.12	Nonstatutory Stock Option Agreement dated February 1, 2001 between the Registrant and Frederick M. Lax (8) (19)

10.13	Stock Award Agreement dated February 1, 2001 between the Registrant and Frederick M. Lax (8) (19)

10.14	Non-Employee Director Stock Option Plan, including form of stock option agreement (20)

10.15	Nonstatutory Stock Option Agreement dated January 18, 2002 between the Registrant and Lori A. Craven (8) (21)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

99.1	Certificate of Chief Executive Officer of Tekelec pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate of Chief Financial Officer of Tekelec pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2002.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) filed with the Commission on September 16, 2002.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1998.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1996.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1997.

(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1999.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 33-48079) filed with the Commission on May 22, 1992.

(8)	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-05933) filed with the Commission on June 13, 1996.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1987.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1988.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1993.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1998.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1999.

(15)	Incorporate by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2001.

(16)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-37843) filed with the Commission on October 14, 1997.

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2000.

(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2001

(19)	Incorporated by reference to the Registrant’s Quarterly Report on 10-Q (File No. 0-15135) for the quarter ended March 31, 2001.

(20)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registrant’s No. 333-97793) filed with the Commission on August 7, 2002

(21)	Incorporated by reference to the Registrant’s Quarterly Report on 10-Q (File No. 0-15135) for the quarter ended March 31, 2002.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2002.

(c)  Exhibits

See the list of Exhibits under Item 15(a) 3 of this Annual Report on Form 10-K.

(d) Financial Statement Schedules

See the Schedule under Item 15(a) 2 of this Annual Report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKELEC

By:	/s/ Frederick M. Lax

Frederick M. Lax, President and Chief Executive Officer

Dated: March 31, 2003

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jean-Claude Asscher Jean-Claude Asscher	Chairman of the Board	March 31, 2003

/s/ Frederick M. Lax Frederick M. Lax	President, Chief Executive Officer and Director	March 31, 2003

/s/ Robert V. Adams Robert V. Adams	Director	March 31, 2003

/s/ Daniel L. Brenner Daniel L. Brenner	Director	March 31, 2003

/s/ Howard Oringer Howard Oringer	Director	March 31, 2003

/s/ Jon F. Rager Jon F. Rager	Director	March 31, 2003

/s/ Paul J. Pucino Paul J. Pucino	Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)	March 31, 2003

CERTIFICATION

March 31, 2003

I, Frederick M. Lax, certify that:

1.	I have reviewed this annual report on Form 10-K of Tekelec;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Frederick M. Lax

President and Chief Executive Officer

CERTIFICATION

March 31, 2003

I, Paul J. Pucino, certify that:

1.	I have reviewed this annual report on Form 10-K of Tekelec;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Paul J. Pucino

Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF TEKELEC

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, shareholders’ equity, and comprehensive income (loss) present fairly, in all material respects, the financial position of Tekelec and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note A to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets.”

/s/   PricewaterhouseCoopers LLP

Los Angeles, California
January 29, 2003

Tekelec
Consolidated Statements of Operations

	For the Years Ended December 31,

	2002	2001	2000

	(thousands, except per share data)
Revenues	$260,341	$249,369	$252,327
Cost of Sales:
Cost of goods sold	66,536	76,466	83,084
Amortization of purchased technology	10,169	10,324	10,135

Total cost of sales	76,705	86,790	93,219

Gross profit	183,636	162,579	159,108

Operating expenses:
Research and development	59,746	54,479	42,225
Selling, general and administrative	95,973	86,592	72,150
Amortization of goodwill and other intangibles	1,600	21,664	21,920

Total operating expenses	157,319	162,735	136,295

Income (Loss) from operations	26,317	(156)	22,813
Interest and other income (expense):
Interest income	6,685	8,883	8,055
Interest expense	(9,201)	(8,955)	(8,739)
Other, net	253	(260)	(375)

Total other expense	(2,263)	(332)	(1,059)

Income (Loss) from continuing operations before provision for income taxes	24,054	(488)	21,754
Provision for income taxes	8,140	6,122	15,526

Income (Loss) from continuing operations	15,914	(6,610)	6,228
Income (Loss) from discontinued operation, net of income taxes	(3,308)	(289)	6,668
Gain on sale of discontinued operation, net of income taxes	28,312	—	—

Net income (loss)	$40,918	$(6,899)	$12,896

Earnings (Loss) per share from continuing operations:
Basic	$0.26	$(0.11)	$0.11
Diluted	0.26	(0.11)	0.10
Earnings (Loss) per share from discontinued operation:
Basic	$(0.05)	$(0.01)	$0.11
Diluted	(0.05)	(0.01)	0.10
Earnings per share from gain on sale of discontinued operation:
Basic	$0.47	$—	$—
Diluted	0.46	—	—
Earnings (Loss) per share:
Basic	$0.68	$(0.12)	$0.22
Diluted	0.67	(0.12)	0.20
Weighted average number of shares outstanding:
Basic	60,358	59,574	57,823
Diluted	61,386	59,574	64,123

See notes to consolidated financial statements

Tekelec
Consolidated Balance Sheets

	December 31,

	2002	2001

	(thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$167,283	$87,148
Short-term investments, at fair value	14,289	68,608
Accounts and notes receivable, less allowances 2002 - $4,860; 2001 - $4,567	44,061	53,717
Inventories	10,560	14,782
Deferred income taxes, net	13,806	13,648
Prepaid expenses and other current assets	16,491	14,543
Current assets of discontinued operation	—	30,375

Total current assets	266,490	282,821
Long-term investments, at fair value	128,258	70,200
Property and equipment, net	21,387	31,479
Investments in privately-held companies	16,525	16,500
Deferred income taxes	11,502	3,242
Other assets	2,263	3,094
Long-term convertible notes receivable ($17,300 principal amount)	17,987	—
Goodwill	44,942	44,725
Intangible assets, net	16,329	27,120
Non-current assets of discontinued operation	—	5,223

Total assets	$525,683	$484,404

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$6,674	$12,902
Accrued expenses	31,011	20,887
Accrued payroll and related expenses	11,360	8,045
Current portion of deferred revenues	28,355	41,469
Income taxes payable	1,178	629
Current liabilities of discontinued operation	—	13,721

Total current liabilities	78,578	97,653
Long-term convertible debt	126,973	122,992
Deferred income taxes	14,493	9,983
Long-term portion of deferred revenues	3,632	4,378
Non-current liabilities of discontinued operation	—	576

Total liabilities	223,676	235,582

Commitments and contingencies (Note O)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; issued and outstanding 2002-60,892,730; 2001-60,107,087	182,277	171,846
Retained earnings	119,443	78,525
Accumulated other comprehensive income (loss)	287	(1,549)

Total shareholders’ equity	302,007	248,822

Total liabilities and shareholders’ equity	$525,683	$484,404

See notes to consolidated financial statements

Tekelec
Consolidated Statements of Cash Flows

	For the Years Ended December 31,

	2002	2001	2000

	(thousands)
Cash flows from operating activities:
Net income (loss)	$40,918	$(6,899)	$12,896
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gain on disposal of discontinued operation	(28,312)	—	—
Net (income) loss from discontinued operation	3,308	289	(6,668)
Allowance for doubtful accounts	950	4,412	2,968
Inventory provision	6,177	3,448	4,393
Depreciation	15,618	15,959	10,818
Amortization	11,661	31,528	31,678
Amortization of deferred financing costs	819	819	812
Convertible debt accretion	3,981	3,723	3,483
Deferred income taxes	(3,908)	(6,916)	(10,401)
Stock-based compensation	5,612	310	121
Tax benefits related to stock options exercised	929	6,943	22,457
Changes in assets and liabilities (net of business disposal):
Accounts and notes receivable	10,188	30,393	(22,411)
Inventories	(1,955)	(4,594)	605
Prepaid expenses and other current assets	3,315	(5,687)	(4,359)
Trade accounts payable	(7,890)	1,941	1,771
Accrued expenses	8,311	622	3,965
Accrued payroll and related expenses	3,311	(2,143)	2,721
Deferred revenues	(13,861)	15,919	(5,951)
Income taxes payable	(12,791)	(814)	1,071

Total adjustments	5,463	96,152	37,073

Net cash provided by operating activities	46,381	89,253	49,969

Cash flows from investing activities:
Purchase of available-for-sale securities	(440,806)	(257,472)	(115,964)
Proceeds from maturity of available-for-sale securities	437,067	212,387	82,234
Purchase of investments in privately-held companies	—	(16,500)	—
Net purchase of property and equipment	(5,500)	(18,906)	(20,307)
Net purchase of technology	(1,089)	—	(464)
Proceeds from disposal of discontinued operation	37,883	—	—
Decrease (Increase) in other assets	177	(507)	(430)

Net cash provided by (used in) investing activities	27,732	(80,998)	(54,931)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,890	12,763	27,867

Net cash provided by financing activities	3,890	12,763	27,867

Effect of exchange rate changes on cash	125	(91)	(609)

Net cash flows from discontinued operation	2,007	8,636	2,305

Net increase in cash and cash equivalents	80,135	29,563	24,601

Cash and cash equivalents at beginning of the year	87,148	57,585	32,984

Cash and cash equivalents at end of the year	$167,283	$87,148	$57,585

See notes to consolidated financial statements

Tekelec
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,

	2002	2001	2000

	(thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,396	$4,398	$4,420
Income taxes	15,093	6,210	7,140

See notes to consolidated financial statements

Tekelec
Consolidated Statements of Shareholders’ Equity

	Common Stock			Accumulated
				Other	Total
	Number		Retained	Comprehensive	Shareholders'
	of Shares	Amount	Earnings	Income (Loss)	Equity

	(thousands)
Balance, December 31, 1999	55,713	$101,385	$72,528	$2,682	$176,595
Exercise of stock options and warrants and issuance of shares under employee stock purchase plan	3,184	27,867	—	—	27,867
Compensation related to vesting of restricted stock	—	121	—	—	121
Stock option tax benefits	—	22,457	—	—	22,457
Translation adjustment	—	—	—	(2,339)	(2,339)
Net income	—	—	12,896	—	12,896

Balance, December 31, 2000	58,897	$151,830	$85,424	$343	$237,597
Exercise of stock options and warrants and issuance of shares under employee stock purchase plan	1,180	12,763	—	—	12,763
Compensation related to vesting of restricted stock	30	310	—	—	310
Stock option tax benefits	—	6,943	—	—	6,943
Translation adjustment	—	—	—	(1,892)	(1,892)
Net loss	—	—	(6,899)	—	(6,899)

Balance, December 31, 2001	60,107	$171,846	$78,525	$(1,549)	$248,822
Exercise of stock options and warrants and issuance of shares under employee stock purchase plan	786	3,890	—	—	3,890
Compensation related to vesting of restricted stock	—	328	—	—	328
Stock-based compensation charge for stock modification	—	5,284	—	—	5,284
Stock option tax benefits	—	929	—	—	929
Translation adjustment	—	—	—	1,836	1,836
Net income	—	—	40,918	—	40,918

Balance, December 31, 2002	60,893	$182,277	$119,443	$287	$302,007

See notes to consolidated financial statements

Tekelec
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,

	2002	2001	2000

	(thousands)
Net income (loss)	$40,918	$(6,899)	$12,896
Other comprehensive income (loss):
Foreign currency translation adjustments	1,836	(1,892)	(2,339)

Comprehensive income (loss)	$42,754	$(8,791)	$10,557

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     We design, manufacture and market network systems products for telecommunications networks. Our customers include telecommunications carriers and network service providers. We also develop and sell management software to operators of contact centers.

Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of Tekelec and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain items shown in the December 31, 2001 and 2000 financial statements have been reclassified to conform to the current period presentation. As more fully discussed in Note B, we sold our Network Diagnostics Division (“NDD”) effective August 30, 2002. Accordingly, comparative historical financial results and notes have been revised to reflect the Network Diagnostics Division as a discontinued operation.

Estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

     We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments

     Our marketable securities are classified as available-for-sale securities and are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders’ equity. At December 31, 2002 and 2001, net unrealized gains or losses on available-for-sale securities were not significant. We utilize specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are reported in other income and expense, and were not significant for 2002, 2001 and 2000.

     We also invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as long-term assets and are accounted for under the cost method since we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying values when necessary. To date there have been no such impairments.

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

Software Developed for Internal Use

     We capitalize costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software. We expense costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

Software Development Costs

     We provide for capitalization of certain software development costs once technological feasibility is established. The costs capitalized are amortized on a straight-line basis over the estimated product life (generally eighteen months to three years), or on the ratio of current revenue to total projected product revenues, whichever is greater. To date, the establishment of technological feasibility of our products and general release have substantially coincided. As a result, we have not capitalized any internal software development costs as costs qualifying for such capitalization have not been significant.

Goodwill

     Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition accounted for using the purchase method. Effective the first quarter of 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 eliminates the amortization of goodwill. Instead, goodwill is reviewed for impairment upon adoption and at least annually thereafter. In connection with the initial impairment tests, we obtained valuations of our individual reporting units from an independent third-party valuation firm. The valuation methodologies included, but were not limited to, estimated net present value of the projected future cash flows of these reporting units. With the use of these impairment tests, we determined that there was no goodwill impairment.

Intangible Assets

     Intangible assets consist of purchased technology and other intangible assets, all of which are generally amortized over periods ranging from three to five years. Intangible assets are stated at cost, less accumulated amortization.

Long-Term Assets

     We identify and record impairment of long-lived assets when events and circumstances indicate that such assets have been impaired. Events and circumstances that may indicate that an asset is impaired include: significant decreases in the fair market value of an asset, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the operating model or strategy and competitive forces.

     If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, quoted market prices or appraised values, depending on the nature of the assets. To date, no such impairment has been recorded.

Product Warranty Costs

     We generally warrant our products against defects in materials and workmanship for one year after sale and provide for estimated future warranty costs at the time revenue is recognized. At December 31, 2002 and 2001, accrued product warranty costs amounted to $5.3 million and $5.5 million, respectively, and are included in accrued expenses.

Revenue Recognition

     Revenues from sales of network systems products and contact center products are recognized upon the transfer of title, generally at the time of shipment to the customer’s final site and satisfaction of related obligations, if any, provided that persuasive evidence of an arrangement exists, the fee is fixed and determinable and collectability is deemed probable. For certain products, our sales arrangements include acceptance provisions which are based on our published specifications and are accounted for as warranty, provided that we have previously demonstrated that the product meets the specified criteria and has established a history with substantially similar transactions. Revenue is deferred for sales arrangements that include customer-specific acceptance provisions where we are unable to reliably demonstrate that the delivered product meets all of the specified criteria until customer acceptance is obtained. Revenues associated with multiple-element arrangements are allocated to each element based on vendor specific objective evidence of fair value. Revenues associated with installation services, if provided, are deferred based on the fair value of such services and are recognized upon completion. Installation services are accounted for as a separate element based on the customer’s obligation to pay the contract price upon shipment of the related equipment and the fact that such services are not essential to the functionality of the related equipment, are available from other vendors and can be purchased unaccompanied by other elements. Extended warranty service revenues are recognized ratably over the warranty period. Engineering service revenues are recognized on delivery or as the services are performed. Development contract revenues are recognized using the percentage-of-completion method based on the costs incurred relative to total estimated costs. Provisions for anticipated losses, if any, on development contracts are recognized in income currently.

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

Advertising

     Advertising costs are expensed as incurred and amounted to approximately $421,000, $980,000 and $1.4 million for 2002, 2001 and 2000, respectively.

Stock-Based Compensation

     At December 31, 2002, we have five stock-based employee compensation plans which are described more fully in Note P. We account for employee stock option plans in accordance with the provisions of Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded, if on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

     To date, options have been granted at exercise prices that equal or exceed market value of the underlying common stock on the grant date. However, we have modified certain option grants that did require remeasurement on the modification date and accordingly have resulted in stock-based compensation as the exercise prices were below the fair market value on the date of the modification. The following table illustrates the effect on stock-based compensation, net income and earnings (loss) per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Years Ended December 31,

	2002	2001	2000

Stock-based compensation, net of tax:
As reported	$3,648	$202	$79
Additional stock-based compensation expense determined under the fair value method	14,891	22,278	13,333

Pro forma	$18,539	$22,480	$13,412

Net income (loss):
As reported	$40,918	$(6,899)	$12,896
Less: additional stock-based compensation expense determined under the fair value method, net of tax	14,891	22,278	13,333

Pro forma	$26,027	$(29,177)	$(437)

Net income (loss) per share-basic:
As reported	$0.68	$(0.12)	$0.22
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	0.25	0.37	0.23

Pro forma	$0.43	$(0.49)	$(0.01)

	For the Years Ended December 31,

	2002	2001	2000

Net income (loss) per share-diluted:
As reported	$0.67	$(0.12)	$0.20
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	0.25	0.37	0.21

Pro forma	$0.42	$(0.49)	$(0.01)

     The key assumptions used for the determination of the fair value are further described in Note P.

     We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

Foreign Currency

     Translation of foreign currencies is accounted for using the local currency as the functional currency of our foreign subsidiaries. All assets and liabilities are translated at exchange rates in effect on the balance sheet dates while revenues and expenses are translated at average rates in effect for the period. The resulting gains and losses are included in a separate component of shareholders’ equity. Realized gains (losses) on foreign currency transactions are reflected in net income (loss) and amounted to $282,000, ($462,000), and ($374,000) for 2002, 2001 and 2000, respectively.

Earnings Per Share

     Earnings per share are computed using the weighted average number of shares outstanding and dilutive Common Stock equivalents (options and warrants), in accordance with SFAS No. 128, “Earnings per Share.”

Comprehensive Income

     Comprehensive income generally represents all changes in shareholders’ equity during the period except those resulting from investments by, or distributions to, shareholders.

Segment Information

     We use the “management approach” in determining reportable business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments.

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a temporarily controlled subsidiary. We adopted SFAS No. 144 effective January 1, 2002.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Earlier adoption of SFAS No. 146 is encouraged. We are currently evaluating the provisions of SFAS No. 146 and its potential impact on our financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition Disclosure — an amendment of FAS 123” (SFAS No. 148). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. We have made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2002 and will begin making the additional disclosures required by SFAS No. 148 in the first quarter of 2003. Accordingly, adoption of SFAS No. 148 will not impact our financial position, results of operations or cash flows.

     In November 2002, the FASB issued interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for us on December 31, 2002 but did not require any additional disclosures. The recognition provisions of the interpretation are effective for us in 2003 are applicable only to guarantees issued or modified after December 31, 2002. We do not expect adoption of these obligations to have a material impact on our financial position, results of operations or cash flows.

NOTE B — DISPOSITION OF NETWORK DIAGNOSTICS BUSINESS

     On August 30, 2002, we completed the sale of the Network Diagnostics Division (“NDD”) to Catapult Communications Corporation (“Catapult”) for $59.8 million, consisting of $42.5 million in cash and convertible subordinated promissory notes (the “Notes”) issued by Catapult’s wholly owned Irish subsidiary and guaranteed by Catapult in the total amount of $17.3 million, subject to certain adjustments. The sale resulted in a pre-tax gain of approximately $41.7 million ($28.3 million after taxes). This gain is subject to future adjustment depending on the final resolution of certain contingencies under the asset purchase agreement. Any differences between these estimates and their actual settlement will change the gain accordingly. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the sale of the NDD business segment has been presented as a discontinued business and our historical financial results for periods prior to disposition have been revised to reflect NDD as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of NDD have been condensed in the accompanying consolidated statements of operations, balance sheets and cash flows.

     Assets and liabilities of NDD as of December 31, 2001 were the following:

December 31,
2001

(thousands)
Assets
Current assets:
Cash and cash equivalents	$5,024
Accounts receivable, net	14,750
Inventories	6,535
Deferred income taxes, net	2,192
Prepaid expenses and other current assets	1,874

Total current assets	30,375

Non-current assets:
Property and equipment, net	3,280
Deferred incomes taxes, net	1,108
Other assets	388
Intangible assets, net	447

Total non-current assets	5,223

Total assets	$35,598

Liabilities
Current liabilities:
Trade accounts payable	$4,001
Accrued expenses	1,696
Accrued payroll and related expenses	1,941
Current portion of deferred revenues	5,118
Income taxes payable	965

Total current liabilities	13,721

Non-current liabilities:
Long-term portion of deferred revenue	576

Total liabilities	$14,297

     Revenues and income from discontinued operation are as follows:

	December 31,

	2002	2001	2000

	(thousands)
Revenues	$26,556	$63,082	$62,007
Pre-tax income (loss) from discontinued operation	(6,015)	(328)	7,868
Provision (Benefit) from income taxes	(2,707)	(39)	1,200
Income (Loss) from discontinued operation	$(3,308)	$(289)	$6,668

     The Notes have a principal amount of $17.3 million bearing interest at 2% annum and are due on August 30, 2004. We have the option of converting the Notes into Catapult common stock after August 30, 2003 through maturity at a conversion rate (subject to certain adjustments) of 62.50 share of Catapult common stock per $1,000 in principal (approximately 1.1 million shares). Catapult also has the option of repaying one of the Notes at maturity in the principal amount of $10.0 million by delivery of shares of Catapult common stock valued at a 17.5% discount from trading prices at the time of repayment.

     The Notes are reflected in the balance sheet at their estimated fair value using a third party appraisal which computed the fair value by discounting the face value amount to present value using a fair value rate of interest and then determining the fair value of the conversion option using the Black-Scholes valuation model. The fair value of the notes is being adjusted for the amortization to the redemption amount at maturity. The fair value of the Notes and the conversion option are as follows (in millions):

$17.3 million face value notes discounted to present value	$14.9
Fair value of conversion option feature	3.2

Fair value of notes	18.1
Less, accumulated amortization	(0.1)

Carrying value of notes at December 31, 2002	$18.0

NOTE C — ACQUISITION OF IEX CORPORATION

     On May 7, 1999, we acquired all of the outstanding stock of IEX Corporation (“IEX”) for $163 million, consisting of $63 million in cash and $100 million in short-term notes that were refinanced with convertible notes in November 1999 (See Note N). IEX develops, markets and sells solutions for intelligent networks, contact centers and other telecommunications markets.

     The transaction has been accounted for using the purchase method of accounting, and resulted in net goodwill and other intangibles of approximately $133.4 million, with an average amortization period of five years. The total purchase price, including acquisition expenses of $2.0 million, was allocated among the assets acquired and liabilities assumed based on their estimated fair values as follows:

(thousands)
In-process research and development	$6,000
Developed and existing technology	48,000
Other intangibles	13,000
Goodwill	95,274
Tangible assets acquired	50,045
Deferred income tax liabilities associated with certain intangible assets	(22,875)
Liabilities assumed	(24,444)

$165,000

     Based on a third party appraisal, management determined that $6.0 million of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. This amount was recorded as a non-recurring expense in the second quarter of 1999. Amortization expense of purchased technology, goodwill in 2001 only and other intangible assets resulting from the acquisition amounted to $7.0 million and $26.7 million, net of amortization of associated deferred income tax liabilities of $4.2 million and $4.6 million, for 2002 and 2001, respectively.

NOTE D — FAIR VALUE OF INVESTMENTS

     We had short-term investments in corporate debt securities and money market funds with original maturities of less than 90 days whose carrying amounts approximate their fair values because of their short maturities. These investments are included in cash and cash equivalents and amounted to $121.2 million and $39.9 million at December 31, 2002 and 2001, respectively.

     We also had investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

	December 31,

	2002	2001

	(thousands)
Type of Security:
Corporate debt securities with maturities of less than one year	$12,989	$68,608
State security with maturity of less than one year	1,300	—

Total short-term investments	14,289	68,608
Corporate debt securities with maturities of between one and three years	40,091	—
State security with maturity between one and three years	1,415	—
U.S. government securities with maturities of between one and three years	86,752	70,200

Total long-term investments	128,258	70,200

	$142,547	$138,808

     These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders’ equity. At December 31, 2002 and 2001, unrealized gains or losses on available-for-sale securities were not significant. We utilized specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are reported in other income and expense, and were not significant for 2002 and 2001.

NOTE E — BUSINESS AND CREDIT RISK

     Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash, investments and trade receivables. We invest our excess cash in interest-bearing deposits with major banks, United States government securities, high-quality commercial paper and money market funds. At times our cash balances may be in excess of the FDIC insurance limits.

     With respect to trade receivables, we sell network systems and contact center systems worldwide primarily to telephone operating companies, equipment manufacturers and corporations that use its systems to design, install, maintain, test and operate communications equipment and networks. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. Generally, payment terms stipulate payment within 90 days of shipment and currently, we do not engage in leasing or other customer financing arrangements. Many of our international sales are secured with import insurance or letters of credit to mitigate credit risk. Although we have processes in place to monitor and mitigate credit risk, there can be no assurance that such programs will be effective in eliminating such risk. Historically, credit losses have been within management’s expectations and relatively insignificant. Our exposure to credit risk has increased as a result of weakened financial conditions in certain market segments such as the Competitive Local Exchange Carrier segment. Credit losses for such customers have been provided for in the financial statements. Future losses, if incurred, could harm our business and have a material adverse effect on our financial position, results of operations or cash flows.

     Our international sales are predominantly denominated in U.S. dollars, and therefore exposure to foreign currency exchange fluctuations on international sales is limited. In certain instances where we have entered into contracts which are denominated in foreign currencies, we have obtained foreign currency forward and option contracts, principally denominated in Euros or British Pounds, to offset the impact of currency rates on accounts receivable. We had no forward or option contracts outstanding as of December 31, 2002 and 2001. We do not enter into derivative instrument transactions for trading or speculative purposes. We do not hedge foreign currencies in a manner that would entirely eliminate the effects of the changes in foreign currency rates on our consolidated net income.

     Fixed income securities are subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. The portfolio is diversified and consists primarily of investment grade securities to minimize credit risk.

     There have been no borrowings under our variable rate credit facilities. All of our outstanding long-term debt is fixed rate and not subject to interest rate fluctuation.

NOTE F — RELATED PARTY TRANSACTIONS

     As of December 31, 2002, our principal shareholder and our Chairman of the Board of Directors (the “Chairman”) and his family owned an aggregate of approximately 23% of our outstanding stock. We paid director’s fees and expenses of $55,000, $51,000 and $55,000 in 2002, 2001 and 2000, respectively.

     Our Japanese subsidiary purchased, for resale, products under a distribution arrangement from an affiliate in which three of our directors are directors and shareholders. In August 2002, the Japanese subsidiary was sold as part of the disposition of NDD (see Note B). The following is a summary of transactions and balances with the formerly affiliated company controlled by a director:

	2002	2001	2000

	(thousands)
Purchases from related party	$1,485	$2,165	$1,581
Due to related party	—	168	11

NOTE H — INCOME TAXES

     The provision for income taxes consists of the following:

	For the Years Ended December 31,

	2002	2001	2000

	(thousands)
Continuing Operations:
Current:
Federal	$8,124	$10,607	$20,429
State	3,100	1,962	4,933
Foreign	824	469	565
Deferred:
Federal	(4,410)	(6,171)	(10,620)
State	502	(726)	246
Foreign	—	(19)	(27)

Total Continuing Operations	8,140	6,122	15,526

Discontinued Operation:
Current income taxes	(2,920)	417	1,719
Deferred income taxes	213	(456)	(519)

Total Discontinued Operation	(2,707)	(39)	1,200

Disposal of Discontinued Operation:
Current income taxes	11,043	—	—
Deferred income taxes	2,302	—	—

Total Disposal of Discontinued Operation	13,345	—	—

Total	$18,778	$6,083	$16,726

     The components of temporary differences that gave rise to deferred taxes at December 31, 2002 and 2001 are as follows:

	December 31,

	2002	2001

	(thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,892	$2,069
Inventory adjustments	2,156	1,315
Depreciation and amortization	739	503
Research and development credit carryforward	1,231	4,428
Foreign tax credit carryforward	8,450	—
Accrued liabilities	8,528	8,856
Warranty accrual	2,053	2,317
Other	259	702

Total deferred tax assets	$25,308	$20,190

Deferred tax assets of continuing operations:
Current portion	$13,806	$13,648
Long-term portion	11,502	3,242

Total deferred tax assets of continuing operations	25,308	16,890
Deferred tax assets of discontinued operation:
Current portion	—	2,192
Long-term portion	—	1,108

Total deferred tax assets of discontinued operation	—	3,300

Total deferred tax assets	$25,308	$20,190

Deferred tax liability:
Acquisition-related intangible assets	$5,653	$9,983
Installment sale	8,840	--

Total deferred tax liability	$14,493	$9,983

Current portion	$—	$—
Long term portion	14,493	9,983

Total deferred tax liability	$14,493	$9,983

     We have not provided a valuation allowance for our deferred tax assets, based on management’s assessment of our ability to utilize these deferred tax assets. Realization of the deferred tax assets of $25.3 million is dependent on the extent of our income in carryback years and on our generating sufficient taxable income in the future. Although realization is not assured, we believe it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced. In connection with the acquisition of IEX in 1999, we recorded deferred income tax liabilities of $22.9 million associated with certain intangible assets. These deferred income tax liabilities are amortized on a straight-line basis and amounted to $5.7 million at December 31, 2002.

     The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	For the Years Ended December 31,

	2002		2001		2000

	(thousands)
Federal statutory provision	$8,418		$(171)		$7,614
State taxes, net of federal benefit	1,259		1,186		2,593
Research and development credits	(999)		(1,200)		(1,082)
Nontaxable foreign source income	(231)		(231)		(924)
Acquisition-related intangible assets, net of related deferred income tax liability	(280)		6,367		6,360
Foreign taxes and other	(27)		171		965

Total income tax provision for continuing operations	8,140	33.8%	6,122	(125.5%)	15,526	71.4%
Income tax benefit (expense) for discontinued operation	(2,707)		(39)		1,200
Income tax provision for disposal of discontinued operation	13,345		—		—

Total income tax provision	$18,778	31.5%	$6,083	(748.2%)	$16,726	56.5%

     At December 31, 2002, we had available $999,000 of state research and development credit carryforwards which will begin to expire, if unused, in the year 2003.

     We have not provided for federal income taxes on $600,000 of undistributed earnings of our foreign subsidiaries that have been reinvested in their operations.

NOTE I — INVENTORIES

     The components of inventories are:

	December 31,

	2002	2001

	(thousands)
Raw materials	$4,777	$5,876
Work in process	179	1,746
Finished goods	5,604	7,160

	$10,560	$14,782

NOTE J — PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

	December 31,

	2002	2001

	(thousands)
Manufacturing and development equipment	$47,074	$44,271
Furniture and office equipment	26,819	25,776
Demonstration equipment	3,711	3,898
Leasehold improvements	8,382	8,324

	85,986	82,269
Less, accumulated depreciation and amortization	(64,599)	(50,790)

	$21,387	$31,479

NOTE K — GOODWILL

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	Network	Contact
	Systems	Center	Total

Balance at December 31, 2001	$34,935	$9,790	$44,725
Reclassification of assembled workforce from intangibles to goodwill	169	48	217

Balance at December 31, 2002	$35,104	$9,838	$44,942

     The net income for 2001 and 2000 includes amortization of goodwill and assembled workforce of approximately $20.1 million and $20.3 million, respectively. The adjusted net income and earnings per share information for 2001 and 2000 as if SFAS No. 142 was adopted on January 1, 2000 would have been:

	2001		2000

	As	As	As	As
	reported	adjusted	reported	adjusted

Net income (loss) (thousands)	$(6,899)	$12,790	$12,896	$32,745
Basic earnings (loss) per share	(0.12)	0.21	0.22	0.57
Diluted earnings (loss) per share	(0.12)	0.20	0.20	0.51

NOTE L — INTANGIBLE ASSETS

     Intangible assets consist of the following:

	December 31,

	2002	2001

	(thousands)
Purchased technology	49,995	48,908
Other	10,000	13,000

	59,995	61,908
Less, accumulated amortization	(43,666)	(34,788)

	$16,329	$27,120

     The identifiable intangible assets will continue to be amortized over their estimated useful lives. The estimated aggregate amortization expense for intangibles for the subsequent years is:

For the Years Ending December 31,

(thousands)
2003	$11,718
2004	4,279
2005	332

$16,329

NOTE M — LINES OF CREDIT AND BORROWINGS

     We have a $20.0 million line of credit with a U.S. bank. Our $20.0 million credit facility is collateralized by substantially all of our assets, bears interest at or, in some cases, below the lender’s prime rate (4.25% at December 31, 2002), and expires on August 31, 2004, if not renewed. Under the terms of this facility, we are required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. We believe we are in compliance with these requirements. There have been no borrowings under this credit facility.

NOTE N — CONVERTIBLE DEBT

     On November 2, 1999 we completed a private placement of $135.0 million aggregate principal amount at maturity of 3.25% convertible subordinated discount notes due 2004. The notes were issued at 85.35% of their face amount (equivalent to gross proceeds at issuance of approximately $115.2 million before discounts and expenses). The gross proceeds at issuance before discounts and expenses included approximately $15.2 million from the sale of notes issued upon the initial purchasers’ exercise in full of their over-allotment option.

     The notes are convertible at any time after January 31, 2000 into Tekelec Common Stock, unless the notes have been previously redeemed or otherwise purchased, at a conversion rate of 56.3393 shares per $1,000 principal amount at maturity (approximately 7.6 million shares in total) which represents a redemption price of $15.15 per share of Common Stock. The notes can be redeemed by us at any time after November 2, 2002 at the redemption price together with accrued but unpaid interest.

     The notes were issued with a 14.65% discount and carry a cash interest (coupon) rate of 3.25%, payable on May 2 and November 2 of each year, commencing on May 2, 2000. The payment of the principal amount of the notes at maturity together with cash interest paid over the term of the notes represents a yield to maturity of 6.75% per year, computed on a semi-annual bond equivalent basis. Interest expense is computed based on the accretion of the discount, the accrual of the cash interest payment and the amortization of expenses related to the offering of these notes on a straight-line basis, and amounted to $9.2 million, $8.9 million and $8.7 million for 2002, 2001 and 2000, respectively.

NOTE O — COMMITMENTS AND CONTINGENCIES

     We lease our office and manufacturing facilities together with certain office equipment under operating lease agreements. Lease terms generally range from one to ten years; certain building leases contain options for renewal for additional periods and are subject to increases up to 10% every 24 months.

     Total rent expense was $7.1 million, $6.4 million and $5.7 million for 2002, 2001 and 2000, respectively.

     Minimum annual non-cancelable lease commitments at December 31, 2002 are:

For the Years Ending December 31,

(thousands)
2003	$7,620
2004	7,190
2005	6,051
2006	6,173
2007	6,325
Thereafter	22,932

$56,291

NOTE P — STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

     We have four stock option plans with maximum terms of ten years under which 44.0 million shares of our Common Stock have been authorized and reserved for issuance. The terms of options granted under these option plans are determined at the time of grant, generally vest ratably over a one- to five-year period, and in any case the option price may not be less than the fair market value per share on the date of grant. Both incentive stock options and nonstatutory stock options can be issued under the option plans.

     We also have an Employee Stock Purchase Plan (ESPP), with a maximum term of ten years, the latest of which expires in the year 2006, and under which one million shares of the Company’s Common Stock have been authorized and reserved for issuance. Eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of Common Stock at 85% of the lower of the market price per share at the beginning or end of each six-month offering period.

     A summary of the status of our stock options, as of December 31, 2002, 2001 and 2000, and the changes during the year ended on those dates are presented below (shares in thousands):

	2002		2001		2000

		Wgtd. Avg.		Wgtd. Avg.		Wgtd. Avg.
	Shares	Exer. Price	Shares	Exer. Price	Shares	Exer. Price

Outstanding at beginning of year	14,355	$21.17	11,600	$18.88	10,949	$10.79
Granted — price equals fair value	4,046	17.15	4,546	24.86	4,769	30.70
Granted — price greater than fair value	120	19.21	—		—
Exercised	635	4.51	1,013	9.33	2,950	8.00
Cancelled	3,335	23.61	778	24.21	1,168	18.81

Outstanding at year-end	14,551	20.18	14,355	21.17	11,600	18.88

Options exercisable at year-end	7,830		6,169		3,813
Options available for future grant	6,539		3,869		4,022
Weighted average fair value of options granted during the year:
Exercise price equals fair value at grant date	$12.16		$17.42		$21.42
Exercise price greater than fair value at grant date	10.07		—		—

     The following table summarizes information about stock options outstanding at December 31, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable

		Wgtd. Avg.
	Number	Remaining	Wgtd. Avg.	Number	Wgtd. Avg.
Range of	Outstanding	Contractual	Exercise	Outstanding	Exercise
Exercise Price	at 12/31/02	Life	Price	at 12/31/02	Price

$ 0.75 to $3.41	341	2.83	$2.75	341	$2.75
3.47 to 7.09	856	4.43	5.22	801	5.10
8.19 to 14.08	2,319	6.86	10.45	1,199	10.71
14.94 to 22.00	4,979	7.65	18.60	2,146	18.31
22.25 to 33.24	4,975	7.69	25.61	2,671	25.41
34.44 to 52.19	1,081	7.43	40.76	672	40.97

0.75 to 52.19	14,551	7.21	20.18	7,830	19.48

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value for awards granted subsequent to

December 31, 1995. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in related interpretations. However, in accordance with the disclosure only requirements of SFAS 123, we have computed the fair value of our stock option grants using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 90%, 92% and 89%, respectively, for 2002, 2001 and 2000, (iii) weighted average risk-free interest rates of 3.7%, 4.8% and 6.5% for 2002, 2001 and 2000, respectively, (iv) weighted average expected option lives of 4.9, 4.5 and 4.4 years for 2002, 2001 and 2000, respectively, and (v) assumed forfeiture rate of 50%, 34% and 35% for 2002, 2001 and 2000, respectively. See Note A — “Stock-Based Compensation” for the proforma impacts of applying SFAS 123.

     In May 2001, we amended the original terms of the stock option grants of the Chief Executive Officer to provide that in the event of his Qualifying Retirement (as defined in the 1994 Stock Option Plan) the exercise period of his stock options following his termination of employment would be extended from 90 days (as provided in the original stock option grant), to the remaining contractual term of the stock options. In November 2002, the Chief Executive Officer announced his plans to retire in February 2003 which would meet the requirement for a Qualifying Retirement. In accordance with FIN 44, we recorded a $5.3 million non-cash stock-based compensation charge to general and administrative expense for the year ended December 31, 2002 to reflect the difference between the stock option exercise price (average of $21.43) and the fair market value of our common stock of $32.46 on the date of the May 2001 modification. In addition to the stock option amendment, we have agreed to pay to the Chief Executive Officer a one-time cash severance payment of $300,000 upon his retirement and post-retirement health benefits for life with an estimated present value of $304,000. These amounts have been fully accrued for and reflected in general and administrative expense for the year ended December 31, 2002.

     During 2002, 2001 and 2000, approximately 150,000, 165,000 and 110,000 shares, respectively, were purchased under our ESPP at weighted average exercise prices of $6.83, $18.95 and $23.30, respectively. At December 31, 2002, 2001 and 2000, there were approximately 200, 154,000 and 119,000 shares, respectively, available for future grants. The weighted average fair values of ESPP shares granted in 2002, 2001 and 2000 were $3.30, $9.23 and $14.27 per share, respectively.

     We have a 401(k) tax-deferred savings plan under which eligible employees may authorize from 2% to 50% of their compensation to be invested in employee-elected investment funds managed by an independent trustee and under which we may contribute matching funds of up to 50% of the employees’ first 12% of payroll deductions. During 2002, 2001 and 2000, our contributions amounted to $3.1 million, $2.7 million and $2.4 million respectively.

NOTE Q -EARNINGS PER SHARE

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the years ended December 31, 2002, 2001 and 2000:

	Net Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(thousands except per-share amounts)
For the Year Ended December 31, 2002:
Basic earnings per share	$40,918	60,358	$0.68
Effect of Dilutive Securities — Stock Options and Warrants	—	1,028	—

Diluted earnings per share	$40,918	61,386	$0.67

For the Year Ended December 31, 2001:
Basic loss per share	$(6,899)	59,574	$(0.12)
Effect of Dilutive Securities — Stock Options and Warrants	—	—	—

Diluted loss per share	$(6,899)	59,574	$(0.12)

For the Year Ended December 31, 2000:
Basic earnings per share	$12,896	57,823	$0.22
Effect of Dilutive Securities — Stock Options and Warrants	—	6,300	—

Diluted earnings per share	$12,896	64,123	$0.20

     The computation of diluted number of shares excludes unexercised stock options and warrants and potential shares issuable upon conversion of our convertible subordinated discount notes that are anti-dilutive. The numbers of such shares excluded were 22.3 million, 14.6 million and 8.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     There were no transactions subsequent to December 31, 2002, which, had they occurred prior to January 1, 2003, would have changed materially the number of shares in the basic or diluted earnings per share computations.

NOTE R — OPERATING SEGMENT INFORMATION

     The Network Systems operating segment develops, markets and sells our Eagle signaling products based on our high capacity Eagle 5 Signaling Application System (SAS) platform that has recently been expanded to include TekWare and TekServer architecture, a high-density, high-speed processing platform that is backward compatible with existing technology; the IP7 Secure Gateway, an SS7/IP gateway for signaling in converged networks, and other IP7 convergence products; Sentinel, a complete network monitoring and revenue assurance system; and network systems products resulting our acquisition of IEX, including ASi 4000 Service Control Point, an advanced database server used for the provisioning of telephony applications, and VXi Media Gateway Controller, a controller for converged networks.

     The Contact Center operating segment develops, markets and sells software-based solutions for call centers, including TotalView Workforce Management and TotalNet Call Routing.

     As discussed in Note B — Disposition of Business, we sold NDD which was comprised of the Network Diagnostics and the Japan Diagnostics operating segments. NDD is reflected as a discontinued operation and accordingly the historical operating segment data has been restated to exclude the discontinued operation.

     Transfers between operating segments are made at prices reflecting market conditions. The allocation of revenues from external customers by geographical area is determined by the destination of the sale.

     Our operating segments and geographical information are as follows (in thousands):

Operating Segments

	Net Revenues

	2002	2001	2000

Network Systems	$221,492	$211,138	$219,983
Contact Center	38,849	38,231	32,344

Total net revenues	$260,341	$249,369	$252,327

	Income (Loss) From Operations

	2002	2001	2000

Network Systems [1]	$59,103	$46,956	$64,364
Contact Center	15,213	16,986	12,088
General Corporate [2]	(47,999)	(64,098)	(53,639)

Total income (loss) from operations	$26,317	$(156)	$22,813

[1]	Network Systems operating segment includes charges recorded in 2000 of $2,880 for the write-down of inventory related to the IEX network switch product line, and $2,332 to record an allowance for doubtful accounts related to a bankruptcy filing by a one customer.

[2]	General Corporate includes a non-recurring charge of $750 in connection with the settlement of a legal dispute in 2000 and acquisition-related charges and amortization of $11,200, $31,264 and $31,520 for 2002, 2001 and 2000 respectively.

Enterprise Wide Disclosures

     The following table sets forth, for the periods indicated, revenues from external customers by principal product line (in thousands):

	2002	2001	2000

Network Systems	$221,492	$211,138	$219,983
Contact Center	38,849	38,231	32,344

Total revenues from external customers	$260,341	$249,369	$252,327

     The following table sets forth, for the periods indicated, revenues from external customers by geographic territory (in thousands):

	2002	2001	2000

North America	$214,493	$207,616	$199,311
Europe	26,309	9,967	24,531
Rest of World	19,539	31,786	28,485

Total revenues from external customers	$260,341	$249,369	$252,327

     The following table sets forth, for the periods indicated, long-lived assets by geographic area in which we hold assets (in thousands):

	2002	2001

United States	$118,576	$121,967
Other	857	951

Total long-lived assets	$119,433	$122,918

     There were no customers accounting for 10% or more of the revenues in 2002 or 2000. Sales to two customers accounted for 16% and 10% of the revenues for the year ended December 31, 2001 and included sales from both operating segments.

NOTE S — COMMON STOCK

     Warrants: At December 31, 2002 and 2001, we had warrants outstanding to purchase an aggregate of 195,000 shares of its Common Stock, as more fully discussed below.

     In July 1997, we issued warrants to purchase a total of 360,000 shares of our Common Stock to five directors and one corporate officer at $14.08 per share. These warrants vest and become exercisable in 12 equal quarterly installments beginning on September 30, 1997. During 2002 and 2001, none of these warrants were exercised and warrants to purchase 195,000 were outstanding at December 31, 2002 and December 31, 2001.

     Restricted Stock: In February 1998, we granted a restricted stock award of 30,000 shares of our Common Stock to a director and corporate officer in connection with the commencement of his employment. The restricted shares vest in five equal annual installments beginning in February 1999. This award was valued at $607,000, which is being recognized as stock-based compensation expense over the term of the award.

     In February 2001, we granted a restricted stock award of 30,000 shares of our Common Stock to a corporate officer in connection with the commencement of his employment. The restricted shares vest in four equal annual installments beginning in February 2002. This award was valued at $827,000, which is being recognized as stock-based compensation expense over the term of the award.

NOTE T — QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

	Quarters

	First	Second	Third	Fourth

	(thousands, except per-share data)
For the Years Ended December 31,
2002
Revenues	$60,364	$68,010	$73,544	$58,423
Gross profit	39,035	48,333	54,589	41,679
Income (Loss) from continuing operations before provision for income taxes	3,698	7,238	14,084	(966)
Income (Loss) from continuing operations	2,513	4,735	9,324	(658)
Income (Loss) from discontinued operation, net of income taxes	(1,192)	(218)	(1,898)	—
Gain on sale of discontinued operation, net of income taxes	—	—	28,312	—
Net income (loss)	1,321	4,517	35,738	(658)
Earnings (Loss) per share from continuing operations:
Basic	$0.04	$0.08	$0.15	$(0.01)
Diluted	0.04	0.08	0.16	(0.01)
Earnings (Loss) per share from discontinued operation:
Basic	$(0.02)	$—	$(0.03)	$—
Diluted	(0.02)	(0.01)	(0.03)	—
Earnings per share from gain on sale of discontinued operation:
Basic	$—	$—	$0.47	$—
Diluted	—	—	0.41	—
Earnings (Loss) per share:
Basic	$0.02	$0.08	$0.59	$(0.01)
Diluted	0.02	0.07	0.54	(0.01)
Weighted average number of shares outstanding:
Basic	60,143	60,197	60,407	60,687
Diluted	61,776	61,180	68,793	60,687
2001
Revenues	$67,176	$58,240	$58,587	$65,366
Gross profit	44,732	39,636	35,595	42,616
Income (Loss) from continuing operations before provision for income taxes	3,747	(3,297)	(3,772)	2,834
Income (Loss) from continuing operations	658	(3,446)	(4,583)	761
Income (Loss) from discontinued operation, net of income taxes	711	(1,105)	2,053	(1,948)
Net income (loss)	1,369	(4,551)	(2,530)	(1,187)
Earnings (Loss) per share from continuing operations:
Basic	$0.01	$(0.06)	$(0.07)	$0.01
Diluted	0.01	(0.06)	(0.07)	0.01
Earnings (Loss) per share from discontinued operation:
Basic	$0.01	$(0.02)	$0.03	$(0.03)
Diluted	0.01	(0.02)	0.03	(0.03)
Earnings (Loss) per share:
Basic	$0.02	$(0.08)	$(0.04)	$(0.02)
Diluted	0.02	(0.08)	(0.04)	(0.02)
Weighted average number of shares outstanding:
Basic	59,037	59,468	59,828	59,962
Diluted	62,426	59,468	59,828	59,962

     For the three months ended September 30, 2002, the calculation of earnings per share includes, for the purposes of the calculation, the add-back to net income of $1,498 for assumed after-tax interest cost related to the convertible debt using the “if-converted” method of accounting for diluted earnings per share. The weighted average number of shares outstanding for the three months ended September 30, 2002 includes 7,606 shares related to the convertible debt using the “if-converted” method.

     Typically a substantial portion of our revenues in each quarter result from orders received in that quarter. Further, we typically generate a significant portion of our revenues for each quarter in the last month of the quarter. We establish our expenditure levels based on our expectations as to future revenues, and if revenue levels were to fall below expectations this would cause expenses to be disproportionately high. Therefore, a drop in near-term demand would significantly affect revenues, causing a disproportionate reduction in profits or even losses in a quarter. Our quarterly operating results may fluctuate as a result of a number of factors, including general economic and political conditions (such as recessions in the U.S. or Europe), capital spending patterns of our customers, increased competition, variations in the mix of sales, fluctuation in proportion of foreign sales, and announcements of new products by us or our competitors.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF TEKELEC

     Our audits of the consolidated financial statements referred to in our report dated January 29, 2003 appearing in the Annual Report to Shareholders of Tekelec (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule appearing on page S-2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/   PricewaterhouseCoopers LLP
Los Angeles, California
January 29, 2003

S-1

TEKELEC
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C	Column D	Column E

		Additions
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	and other	End of
Description	of Period	Expenses	Adjustments	Period

	(thousands)
Year ended December 31, 2000:
Allowance for doubtful accounts	$1,478	$2,968	$159	$4,287
Product warranty	2,753	1,986	1,305	3,434
Inventory provision	2,172	4,393	3,590	2,975

Year ended December 31, 2001:
Allowance for doubtful accounts	$4,287	$4,412	$3,350	$5,349
Product warranty	3,434	3,965	1,937	5,462
Inventory provision	2,975	3,448	2,096	4,327

Year ended December 31, 2002:
Allowance for doubtful accounts	$5,349	$950	$1,439 [1]	$4,860
Product warranty	5,462	3,617	3,808 [2]	5,271
Inventory provision	4,327	6,177	4,780 [3]	5,724

1  Includes $782 as a result of the disposition of NDD

2  Includes $442 as a result of the disposition of NDD

3  Includes $1,944 as a result of the disposition of NDD

S-2

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page

10.4	Amended and Restated 1994 Stock Option Plan, including form of stock option agreement

10.10	First Amendment dated December 18, 2002 to Loan Agreement and Promissory Note between the Registrant and Union Bank of California

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

99.1	Certification of Chief Executive Officer of Tekelec pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer of Tekelec pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002