Form 10-Q
period 2003-03-31
TEKELEC
filed 2003-05-15
CIK 790705

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15135

TEKELEC
(Exact name of registrant as specified in its charter)

California	95-2746131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26580 W. Agoura Road, Calabasas, California 91302
(Address and zip code of principal executive offices)

(818) 880-5656
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer. Yes ☒ No ☐

     As of May 7, 2003, there were 61,034,755 shares of the registrant’s common stock, without par value, outstanding.

TEKELEC
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tekelec

Consolidated Balance Sheets

	March 31,	December 31,
	2003	2002

	(thousands, except share data)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$181,884	$167,283
Short-term investments, at fair value	12,961	14,289
Accounts receivable, less allowance of $4,618 and $4,860, respectively	47,482	44,061
Inventories	10,530	10,560
Deferred income taxes, net	13,807	13,806
Prepaid expenses and other current assets	18,212	16,491

Total current assets	284,876	266,490
Long-term investments, at fair value	120,599	128,258
Property and equipment, net	18,768	21,387
Investments in privately-held companies	16,525	16,525
Deferred income taxes, net	11,502	11,502
Other assets	2,078	2,263
Long-term convertible notes receivable ($17,300 principal amount)	17,885	17,987
Goodwill	44,942	44,942
Intangible assets, net	13,409	16,329

Total assets	$530,584	$525,683

Liabilities And Shareholders’ Equity
Current liabilities:
Trade accounts payable	$4,842	$6,674
Accrued expenses	30,591	31,011
Accrued payroll and related expenses	10,067	11,360
Current portion of deferred revenues	34,748	28,355
Income taxes payable	1,908	1,178

Total current liabilities	82,156	78,578
Long-term convertible debt	128,010	126,973
Deferred income taxes	13,444	14,493
Long-term portion of deferred revenues	3,205	3,632

Total liabilities	226,815	223,676

Continued on next page

Tekelec
Consolidated Balance Sheets

	March 31,	December 31,
	2003	2002

	(thousands, except share data)
	(unaudited)
Commitments and Contingencies (Note G)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 60,946,040 and 60,892,730 shares issued and outstanding, respectively	182,771	182,277
Retained earnings	120,957	119,443
Accumulated other comprehensive income	41	287

Total shareholders’ equity	303,769	302,007

Total liabilities and shareholders’ equity	$530,584	$525,683

See notes to consolidated financial statements.

Tekelec

Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(thousands, except per share data)
Revenues	$55,006	$60,364
Cost of sales:
Cost of goods sold	13,081	18,732
Amortization of purchased technology	2,531	2,597

Total cost of sales	15,612	21,329

Gross profit	39,394	39,035

Operating expenses:
Research and development	14,213	13,354
Selling, general and administrative	21,951	20,845
Amortization of intangible assets	400	400

Total operating expenses	36,564	34,599

Income from operations	2,830	4,436
Other income (expense):
Interest income	1,448	1,539
Interest expense	(2,355)	(2,272)
Other, net	223	(6)

Total other income (expense), net	(684)	(739)

Income from continuing operations before provision for income taxes	2,146	3,697
Provision for income taxes	632	1,184

Income from continuing operations	1,514	2,513
Loss from discontinued operation, net of benefit for income taxes of $976	—	(1,192)

Net income	$1,514	$1,321

Continued on next page

Tekelec
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(thousands, except per share data)
Earnings per share from continuing operations:
Basic	$0.02	$0.04
Diluted	0.02	0.04
Loss per share from discontinued operation:
Basic	$—	$(0.02)
Diluted	—	(0.02)
Earnings per share:
Basic	$0.02	$0.02
Diluted	0.02	0.02
Weighted average number of shares outstanding:
Basic	60,934	60,143
Diluted	61,632	61,776

See notes to consolidated financial statements.

Tekelec

Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(thousands)
Net income	$1,514	$1,321
Other comprehensive loss:
Foreign currency translation adjustments	(246)	(262)

Comprehensive income	$1,268	$1,059

See notes to consolidated financial statements.

Tekelec

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(thousands)
Cash flows from operating activities:
Net income	$1,514	$1,321
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss from discontinued operation	—	1,192
Allowance for doubtful accounts	—	250
Depreciation	3,437	4,197
Amortization	3,033	2,876
Amortization of deferred financing costs	205	205
Convertible debt accretion	1,038	970
Deferred income taxes	(1,050)	(2,032)
Stock-based compensation	72	82
Tax benefit related to stock options exercised	152	291
Changes in operating assets and liabilities (net of business disposed):
Accounts receivable	(3,758)	12,111
Inventories	30	2,652
Prepaid expenses and other current assets	(1,732)	2,347
Trade accounts payable	(1,479)	(1,577)
Accrued expenses	(374)	1,542
Accrued payroll and related expenses	(1,292)	1,629
Deferred revenues	5,967	(1,734)
Income taxes payable	733	312

Total adjustments	4,982	25,313

Net cash provided by operating activities	6,496	26,634

Cash flows from investing activities:
Purchase of available-for-sale securities	(128,632)	(79,577)
Proceeds from maturity of available-for-sale securities	137,620	65,871
Net purchase of property and equipment	(823)	(2,600)
Net purchase of technology	(12)	—
Change in other assets	(37)	199

Net cash provided by (used in) investing activities	8,116	(16,107)

Cash flows from financing activities:
Proceeds from issuance of common stock	269	286

Net cash provided by financing activities	269	286
Effect of exchange rate changes on cash	(280)	(1,478)
Net cash flows from discontinued operation	—	3,291

Net change in cash and cash equivalents	14,601	12,626
Cash and cash equivalents at beginning of period	167,283	87,148

Cash and cash equivalents at end of period	$181,884	$99,774

See notes to consolidated financial statements

Tekelec

Notes to Consolidated Financial Statements
(unaudited)

A.	Basis of Presentation

     The consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 2002, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial condition, operating results and cash flows for the interim periods.

     As more fully described in Note B — Disposition of Network Diagnostics Business, we sold our Network Diagnostics Division (“NDD”) effective August 30, 2002. Accordingly, comparative 2002 financial results and notes have been restated to reflect NDD as a discontinued operation. All significant intercompany balances and transactions have been eliminated in consolidation.

     The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

     We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying consolidated financial statements for the three months ended March 31, 2003 and 2002 are for the thirteen weeks ended March 28, 2003 and March 29, 2002, respectively.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 effective January 1, 2003 with no material impact on our financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition Disclosure — an amendment of FAS 123.” This statement amends

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 15, 2002. We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. We have made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2002 and made the additional disclosures required by SFAS No. 148 in the first quarter of 2003. Adoption of SFAS No. 148 did not impact our financial position, results of operations or cash flows.

     In November 2002, the FASB issued interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for us on December 31, 2002 but did not require any additional disclosures. The recognition provisions of the interpretation are effective for us in 2003 are applicable only to guarantees issued or modified after December 31, 2002. We adopted FIN No. 45 as of January 1, 2003 with no material impact on our financial position, results of operations or cash flows.

     In February 2003, the FASB issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently in the process of reviewing EITF Issue No. 00-21. We do not expect the adoption of EITF Issue No. 00-21 to have a material impact on our financial position, results of operations or cash flows.

B.	Disposition of Network Diagnostics Business

     On August 30, 2002, we completed the sale of NDD to Catapult Communications Corporation (“Catapult”) for $59.8 million, consisting of $42.5 million in cash and convertible subordinated promissory notes (the “Notes”) issued by Catapult’s wholly owned Irish subsidiary and guaranteed by Catapult in the total amount of $17.3 million, subject to certain adjustments. The sale resulted in a pre-tax gain of approximately $41.7 million ($28.3 million after taxes). This gain is subject to future adjustment depending on the final resolution of certain contingencies under the asset purchase agreement. Any differences between these estimates and their actual settlement will change the gain accordingly. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the sale of the NDD business segment has been presented as a discontinued business and our historical financial results for periods prior to

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

disposition have been revised to reflect NDD as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of NDD have been condensed in the accompanying consolidated statements of operations, balance sheets and cash flows.

     Revenues and loss from our discontinued operation were as follows:

Three Months Ended
March 31, 2002

(thousands)
Revenues	$12,255
Loss from discontinued operation	(1,192)

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

     The Notes are reflected in the consolidated balance sheet at their estimated fair value using a third party appraisal which computed the fair value by discounting the face amount to present value using a fair value rate of interest and then determining the fair value of the conversion option using the Black-Scholes valuation model. The fair value of the note is being adjusted to the redemption amount at maturity based on an effective amortization method. The fair values of the Notes and the conversion option are as follows (in millions):

	March 31,	December 31,
	2003	2002

Notes: face value at $17.3 million	$14.9	$14.9
Fair value of conversion option feature	3.2	3.2

Fair value notes	18.1	18.1
Less, accumulated amortization	(0.2)	(0.1)

Carrying value of notes	$17.9	$18.0

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

C.	Certain Balance Sheet Items

	March 31,	December 31,
	2003	2002

	(thousands)
Inventories consist of the following:
Raw materials	$4,292	$4,777
Work in process	106	179
Finished goods	6,132	5,604

Inventories	$10,530	$10,560

Property and equipment consist of the following:
Manufacturing and development equipment	$47,584	$47,074
Furniture and office equipment	26,921	26,819
Demonstration equipment	3,618	3,711
Leasehold improvements	8,116	8,382

	86,239	85,986
Less, accumulated depreciation and amortization	(67,471)	(64,599)

Property and equipment, net	$18,768	$21,387

Intangible assets consist of the following:
Purchased technology	$50,007	$49,995
Other	10,000	10,000

	60,007	59,995
Less accumulated amortization	(46,598)	(43,666)

Intangible assets, net	$13,409	$16,329

D.	Financial Instruments

     We conduct business in a number of foreign countries, with certain transactions denominated in local currencies. During the first quarter of 2003, we entered into forward contracts to mitigate exposures associated with sale contracts denominated in currencies other than the US Dollar. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings.

     The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. The terms of currency instruments used for hedging purposes are consistent with the timing of the transactions being hedged. We do not use derivative financial instruments for trading or speculative purposes.

     As of March 31, 2003, we had two foreign currency forward contracts outstanding to sell approximately 800,000 Euros and 759,000 Canadian Dollars in order to hedge certain receivable balances denominated in those currencies. These contracts had an expiration date of April 4, 2003 and did not meet specific hedge accounting requirements.

     Corresponding gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other income and expense in our consolidated statement of operations. For the three months ended March 31, 2003, our net loss from foreign currency forward contracts was $159,000. We did not enter into forward contracts for the three months ended March 31, 2002.

     We may continue to use foreign currency forward contracts to manage foreign currency exchange risks in the future.

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

E. Income Taxes

     The income tax provisions from continuing operations for the three months ended March 31, 2003 and 2002 were $632,000 and $1.2 million, respectively, and reflected the effect of non-deductible acquisition-related costs, partially offset by benefits of $1.1 million for each period end, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs.

     Excluding the effect of acquisition-related items, an effective tax rate of 34% and 35% was applied to continuing operations for the three months ended March 31, 2003 and 2002, respectively, and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits, and other benefits from foreign sourced income.

F. Lines of Credit and Long-Term Convertible Debt

     We have a $20.0 million line of credit with a U.S. bank. Our $20.0 million credit facility is collateralized by substantially all of our assets, bears interest at or, in some cases, below the lender’s prime rate (4.25% at March 31, 2003) and expires on August 31, 2004. Under the terms of this facility, we are required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. We believe we are in compliance with these requirements. There have been no borrowings under this credit facility.

     In November 1999, we completed the private placement of $135.0 million principal amount at maturity of 3.25% convertible subordinated discount notes due in 2004, issued at 85.35% of their face amount (equivalent to gross proceeds of approximately $115.2 million at issuance before discounts and expenses). These convertible notes became callable as of November 2002.

G. Commitments and Contingencies

Legal Claims

Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. vs Tekelec

     In August 2000, Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. (collectively, “Alcatel”) filed a complaint against us in the United States District Court for the Eastern District of Texas, Sherman Division. The complaint alleges that we make and sell products that infringe two patents owned by Alcatel Sourcing. The patents at issue relate to a system and method for application location register routing in a telecommunications network. Alcatel’s allegations relate to three particular software applications offered by us as a feature on our EAGLE STP for routing query messages in wireless networks. Alcatel seeks a permanent injunction enjoining us from infringing the patents at issue, unspecified general and exemplary damages, and an award of costs.

     In September 2000, we filed an answer and counterclaim to Alcatel’s complaint denying Alcatel’s claims of infringement and raising several affirmative defenses. We have also asserted several counterclaims against Alcatel seeking declaratory relief that we have not infringed the Alcatel patents and that such patents are invalid and unenforceable. We believe that we have

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

strong defenses to Alcatel’s claims on the grounds of invalidity, noninfringement and inequitable conduct by Alcatel, and are defending the action vigorously.

     A trial date was originally scheduled for June 2002. In April 2002, we filed a motion for summary judgment for non-infringement and Alcatel filed a motion for summary judgment for infringement. The Court referred both motions to the Magistrate Judge for consideration. After a hearing on both motions before the Magistrate Judge in May 2002, the Magistrate Judge issued a report and recommendation of non-infringement in favor of us. The Court subsequently entered an order rescinding the June 2002 trial setting and all remaining deadlines, indicating that after the Court has ruled on the Magistrate Judge’s report and recommendation, the Court will enter such orders as are deemed appropriate for the final disposition of the case. The Court has not yet ruled on the Magistrate Judge’s report and recommendation. We currently believe that the ultimate outcome of the lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

Lemelson Medical, Education and Research Foundation, Limited Partnership vs. Tekelec

     In March 2002, the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) filed a complaint against thirty defendants, including Tekelec, in the United States District Court for the District of Arizona. The complaint alleges that all defendants make, offer for sale, sell, import, or have imported products that infringe eighteen patents assigned to Lemelson, and the complaint also alleges that the defendants use processes that infringe the same patents. The patents at issue relate to computer image analysis technology and automatic identification technology. Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue, and we are currently investigating which products and/or processes might be subject to the lawsuit. At present, the lawsuit is stayed pending a non-appealable resolution of a lawsuit involving the same patents that is pending in the United States District Court for the District of Nevada. We currently believe that the ultimate outcome of the lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

     In January 2002, Syndia Corporation (“Syndia”) sent a letter to Tekelec accusing Tekelec of infringing two patents and offering to license these and other patents to Tekelec. The patents at

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

issue relate to integrated circuit technology. Syndia has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue, and Tekelec is currently investigating which products and/or processes might be subject to Syndia’s claims.

Indemnities, Commitments and Guarantees

     In the normal course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to our customers in connection with the sale of our products and licensing of our technology, indemnities for liabilities associated with the infringement of other parties’ technology based upon our products and technology, guarantees of timely performance of our obligations, and indemnities to our directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded a liability for these indemnities, commitments or guarantees in the accompanying balance sheets, as future payment is not probable.

H.	Stock-Based Compensation

     As of March 31, 2003, we have five stock-based employee compensation plans. We account for employee stock option plans in accordance with the provisions of Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded, if on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

     To date, options have been granted at exercise prices that equal or exceed market value of the underlying common stock on the grant date. However, we have modified certain option grants that did require remeasurement on the modification date and accordingly have resulted in stock-based compensation as the exercise prices were below the fair market value on the date of the modification. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

     SFAS No. 123 encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value for awards granted subsequent to December 31, 1995. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in related interpretations. However, in accordance with the disclosure only requirements of SFAS 123, we have computed the fair value of our stock option grants using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 86% and 90%, respectively, for 2003 and 2002, (iii) weighted average risk-free interest rates of 2.6% and 3.7% for 2003 and 2002, respectively, (iv) weighted average expected option lives of 5.8 and 4.9 years for 2003 and 2002, respectively, and (v) assumed forfeiture rate of 41% and 50% for 2003 and 2002, respectively.

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

     The following table illustrates the effect on stock-based compensation, net income and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,

	2003	2002

Stock-based compensation, net of tax:
As reported	$47	$53
Additional stock-based compensation expense determined under the fair value method	5,140	4,102

Pro forma	$5,187	$4,155

Net income (loss):
As reported	$1,514	$1,321
Less: additional stock-based compensation expense determined under the fair value method, net of tax	5,140	4,102

Pro forma	$(3,626)	$(2,781)

Net income (loss) per share-basic:
As reported	$0.02	$0.02
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	0.08	0.07

Pro forma	$(0.06)	$(0.05)

Net income (loss) per share-diluted:
As reported	$0.02	$0.02
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	0.08	0.07

Pro forma	$(0.06)	$(0.05)

I.	Operating Segment Information

     The Network Systems operating segment develops, markets and sells our Eagle signaling products based on our high capacity Eagle 5 Signaling Application System (SAS) platform that has recently been expanded to include TekWare and TekServer architecture, a high-density, high-speed processing platform that is backward compatible with existing technology; the IP7 Secure Gateway, an SS7/IP gateway for signaling in converged networks, and other IP7 convergence products; Sentinel, a complete network monitoring and revenue assurance system; and network systems products resulting from our acquisition of IEX, including ASi 4000 Service Control Point, an advanced database server used for the provisioning of telephony applications, and VXi Media Gateway Controller, a controller for converged networks.

     The Contact Center operating segment develops, markets and sells software-based solutions for call centers, including TotalView Workforce Management and TotalNet Call Routing.

     As discussed in Note B — Disposition of Network Diagnostics Business, we sold the Network Diagnostics operating segment and the Japan Diagnostics operating segment, (collectively “NDD”). NDD is reflected as a discontinued operation and accordingly the historical operating segment data has been restated to exclude the discontinued operation.

     Transfers between operating segments are made at prices reflecting market conditions. The allocation of revenues from external customers by geographical area is determined by the destination of the sale.

     Our operating segments and geographical information are as follows (in thousands):

Operating Segments

	Revenues

	Three Months Ended
	March 31,

	2003	2002

Network Systems	$45,967	$51,313
Contact Center	9,039	9,051

Total revenues	$55,006	$60,364

	Income from Operations

	Three Months Ended
	March 31,

	2003	2002

Network Systems	$9,711	$11,159
Contact Center	3,339	3,659
General Corporate(1)	(10,220)	(10,382)

Total income from operations	$2,830	$4,436

(1) General Corporate includes acquisition-related charges and amortization of $2,800 each for the three months ended March 31, 2003 and 2002, respectively.

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

Enterprise-Wide Disclosures

     The following table sets forth, for the periods indicated, revenues from external customers by principal product line:

	Three Months Ended
	March 31,

	2003	2002

Network Systems	$45,967	$51,313
Contact Center	9,039	9,051

Total revenues from external customers	$55,006	$60,364

     The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

	Three Months Ended
	March 31,

	2003	2002

North America	$46,411	$50,374
Europe	4,834	4,292
Rest of World	3,761	5,698

Total revenues from external customers	$55,006	$60,364

     The following table sets forth, for the periods indicated, long-lived assets by geographic area in which we hold assets:

	March 31,	December 31,
	2003	2002

United States	$78,330	$84,064
Other	867	857

Total long-lived assets	$79,197	$84,921

     Sales to two customers individually accounted for 15% and 14% of revenues for the three months ended March 31, 2003 and included sales from the network systems and contact center operating segments. Sales to one customer accounted for 13% of the revenues for the three months ended March 31, 2002 and included sales from the network systems operating segment.

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

J.	Earnings Per Share

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month period ended March 31, 2003 and 2002:

	Net Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(thousands, except per share amount)
For the Three Months Ended March 31, 2003:
Basic EPS	$1,514	60,934	$0.02
Effect of Dilutive Securities — Stock
Options and Warrants	—	698

Diluted EPS	$1,514	61,632	$0.02

For the Three Months Ended March 31, 2002:
Basic EPS	$1,321	60,143	$0.02
Effect of Dilutive Securities — Stock
Options and Warrants	—	1,633

Diluted EPS	$1,321	61,776	$0.02

     The computation of diluted number of shares for the three months ended March 31, 2003 excludes unexercised stock options and warrants and potential shares issuable upon conversion of our convertible subordinated discount notes that are anti-dilutive. The numbers of such shares excluded were 20.8 million for the three months ended March 31, 2003.

K.	Subsequent Event

     On April 30, 2003 we announced a definitive agreement to combine our existing packet telephony business operations with Santera Systems, Inc. The business will be a majority owned subsidiary of Tekelec and will be called Santera, a Tekelec Company.

     Under terms of the agreement, we will contribute $28.0 million in cash and our existing packet telephony business assets. Santera’s current investors will contribute an additional $12.0 million in cash. Initially, the subsidiary will be 52% owned by us. We will also have the right to increase our ownership percentage in the new subsidiary up to 62.5% (on an as converted basis) and have the option to purchase the entire remaining interest during the period from July 1, 2005 through December 31, 2007. The transaction is expected to close before the end of the second quarter, pending U.S. anti-trust approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

     As more fully described in Note B — Disposition of Network Diagnostics Business to the Consolidated Financial Statements, we completed the sale of our Network Diagnostics Division (“NDD”) to Catapult Communications Corporation (“Catapult”) effective August 30, 2002 for $59.8 million, consisting of $42.5 million in cash and convertible subordinated promissory notes issued by Catapult’s wholly owned Irish subsidiary and guaranteed by Catapult in the total amount of $17.3 million, subject to certain adjustments. The sale resulted in a pre-tax gain of approximately $41.7 million ($28.3 million after taxes). As a result, our 2002 financial results have been restated to reflect the NDD as a discontinued operation. The discussion and figures below are based on this restated presentation.

     Our logo, IEX and Eagle are registered trademarks of Tekelec. Tekelec, IP7, IP7 Secure Gateway, ASi 4000, VXi, TekWare, TekServer, TotalView and TotalNet are trademarks of Tekelec.

Overview

     Our product offerings are currently organized into two distinct product lines: network systems and contact center.

     Network Systems. Our network systems product line consists principally of the Eagle 5 SAS and products, features and applications based on the Eagle platform, including TekWare and TekServer, the IP7 Secure Gateway and the Company’s local number portability solution, Sentinel, ASi 4000 Service Control Point, VXi Media Gateway Controller and other convergence products.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:

	Percentage of Revenues

	Three Months Ended
	March 31,

	2003	2002

Revenues	100.0%	100.0%
Cost of goods sold	23.8	31.0
Amortization of purchased technology	4.6	4.3

Gross profit	71.6	64.7

Research and development	25.8	22.1
Selling, general and administrative	39.9	34.5
Amortization of intangible assets	0.8	0.7

Total operating expenses	66.5	57.3

Income from continuing operations	5.1	7.4
Interest and other income (expense), net	(1.2)	(1.3)

Income from continuing operations before provision for income taxes	3.9	6.1
Provision for income taxes	1.1	1.9

Net income from continuing operations	2.8	4.2
Loss from discontinued operation, net of benefit for income taxes	—	(2.0)

Net income	2.8%	2.2%

     The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

	Percentage of Revenues

	Three Months Ended
	March 31,

	2003	2002

Network Systems	84%	85%
Contact Center	16	15

Total	100%	100%

     The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

	Percentage of Revenues

	Three Months Ended
	March 31,

	2003	2002

North America	84%	84%
Europe	9	7
Rest of World	7	9

Total	100%	100%

Three Months Ended March 31, 2003 Compared with the Three Months Ended
March 31, 2002

     Revenues. Our revenues decreased by $5.4 million, or 9%, during the first quarter of 2003 due primarily to lower sales of network systems products.

     Revenues from network systems products decreased by $5.3 million, or 10%, due primarily to lower sales of Sentinel and Eagle STP products, partially offset by higher sales of Eagle STP related services.

     Revenues from contact center products remained essentially flat at $9.0 million.

     Revenues in North America decreased by $4.0 million, or 8%, due primarily to lower sales of Sentinel product and secondarily to lower sales of Eagle STP systems, partially offset by higher sales of Eagle STP related services. Revenues in Europe increased by $542,000, or 13%, due to higher sales of Eagle STP related services. Rest of world revenues decreased by $1.9 million, or 34%, due primarily to lower Eagle STP product sales.

     A significant portion of our revenues in each quarter results from orders that are received in that quarter, and are difficult to predict. Further, we typically generate a significant portion of our revenues for each quarter in the last month of the quarter. We establish our expenditure levels based on our expectations as to future revenues, and if revenue levels were to fall below expectations, then such shortfall would cause expenses to be disproportionately high. Therefore, a drop in near-term demand would significantly affect revenues, causing a disproportionate reduction in profits or even losses in a quarter.

     We believe that our future revenue growth depends in large part upon a number of factors, including the continued market acceptance, both domestically and internationally, of our products, particularly the Eagle products including TekWare and TekServer and related applications as well as our suite of products for converged circuit and packet networks, including the IP7 Secure Gateway and VXi Media Gateway Controller network systems products.

     Gross Profit. Gross profit as a percentage of revenues increased to 71.6% in the first quarter of 2003 compared to 64.7% in the first quarter of 2002. The increase in gross profit was due primarily to a higher proportion of sales of Eagle LNP upgrades and extensions, service agreements and local number portability solutions, which typically carry higher margins.

     Research and Development. Research and development expenses increased overall by $859,000, or 6%, and increased as a percentage of revenues to 25.8% in the first quarter of 2003 from 22.1% in the first quarter of 2002. The dollar increase was due primarily to an increase in compensation costs.

     We intend to continue to make substantial investments in product and technology development and believe that our future success depends in large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness.

     Selling, General and Administrative. Selling, general and administrative expenses increased by $1.1 million, or 5%, and increased as a percentage of revenues to 39.9% in the first quarter of 2003 from 34.5% in the first quarter of 2002. The dollar increase was due primarily to an increase in compensation costs and facility-related expenses partially offset by lower consulting expenses.

     Amortization of Intangible Assets. Amortization of intangible assets was $400,000 in the first quarter of 2003 and 2002 and remained flat as a percentage of revenues for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

     Interest and Other Income (Expense), net. Interest expense increased slightly by $83,000. Interest income decreased $91,000, or 6%, due to lower interest rates in 2003 compared to 2002. Other, net increased by $229,000 due to gains on foreign currency transactions partially offset by a net loss of $159,000 on forward contracts.

     Income Taxes. The income tax provisions for the first quarter 2003 and 2002 were $632,000 and $1.2 million, respectively, and reflect the effect of non-deductible acquisition-related costs and amortization, partially offset by a benefit of $1.1 million in each year from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of acquisition-related items, an effective tax rate of 34% and 35% was applied for the three months ended March 31, 2003 and 2002, respectively, and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income.

Subsequent Event

     On April 30, 2003 we announced a definitive agreement to combine our existing packet telephony business operations with Santera Systems, Inc. The business will be a majority owned subsidiary of Tekelec and will be called Santera, a Tekelec Company.

     Under terms of the agreement, we will contribute $28.0 million in cash and our existing packet telephony business assets. Santera’s current investors will contribute an additional $12.0 million in cash. Initially, the subsidiary will be 52% owned by us. We will also have the right to increase our ownership percentage in the new subsidiary up to 62.5% (on an as converted basis) and have the option to purchase the entire remaining interest during the period from July 1, 2005 through December 31, 2007. The transaction is expected to close before the end of the second quarter, pending U.S. anti-trust approval.

Liquidity and Capital Resources

     During the three months ended March 31, 2003, cash and cash equivalents increased by $14.6 million to $181.9 million, including net proceeds of $9.0 million from the sale of short-term and long-term investments. Operating activities, net of the effects of exchange rate changes on cash, provided $6.2 million. Financing activities, which represented proceeds from the issuance of common stock upon the exercise of options provided $269,000. Investing activities, excluding the net proceeds from the sale of short-term and long-term investments, used approximately $872,000 primarily due to capital expenditures.

     Cash flows from operating activities were comprised mainly of net income adjusted for depreciation, amortization, and an increase in deferred revenue. Deferred revenue increased by 19% during the three months ended March 31, 2003 primarily due to an increase in transactions pending completion of acceptance or delivery requirements and higher extended warranty service billings, which are deferred and recognized ratably over the warranty period.

     Net capital expenditures of $823,000 during the first three months of 2003 represented the planned addition of equipment principally for research and development and manufacturing operations.

     We have a $20.0 million line of credit with a U.S. bank. Our $20.0 million credit facility is collateralized by substantially all of our assets, bears interest at or, in some cases, below the lender’s prime rate (4.25% at March 31, 2003), and expires on August 31, 2004. Under the terms of this facility, we are required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. We believe we are in compliance with these requirements. There have been no borrowings under this credit facility.

     In November 1999, we completed the private placement of $135.0 million principal amount at maturity of 3.25% convertible subordinated discount notes due in 2004 issued at 85.35% of their face amount (equivalent to gross proceeds of approximately $115.2 million at issuance before discounts and expenses). These convertible notes become callable as of November 2002.

          We believe that our existing working capital, funds generated through operations, and our current bank lines of credit will be sufficient to satisfy operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 effective January 1, 2003 with no material impact on our financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition Disclosure — an amendment of FAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 15, 2002. We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. We have made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2002 and made the additional disclosures required by SFAS No. 148 in the first quarter of 2003. Adoption of SFAS No. 148 did not impact our financial position, results of operations or cash flows.

     In November 2002, the FASB issued interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for us on December 31, 2002 but did not require any additional disclosures. The recognition provisions of the interpretation are effective for us in 2003 are applicable only to guarantees issued or modified after December 31, 2002. We adopted FIN No. 45 as of January 1, 2003 with no material impact on our financial position, results of operations or cash flows. We do not expect the adoption of EITF Issue No. 00-21 to have a material impact on our financial position, results of operations or cash flows.

     In February 2003, the FASB issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently in the process of reviewing EITF Issue No. 00-21.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

     The statements that are not historical facts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to, and involve certain risks and uncertainties. There can be no assurance that our actual future performance will meet our expectations. As discussed in our 2002 Annual Report on Form 10-K and other filings with the SEC, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from our current expectations include, among others: overall telecommunications spending, changes in general economic conditions, the timing of significant orders and shipments, the lengthy sales cycle for our products, the timing of the convergence of voice and data networks, the ability of carriers to utilize excess capacity of signaling infrastructure and related products in the network, the capital spending patterns of customers, the dependence on wireless customers for a significant percentage and growth of our revenues, the success or failure of strategic alliances or acquisitions, the timely development and introduction of new products and services, product mix, the geographic mix of our revenues and the associated impact on gross margins, market acceptance of new products and technologies, carrier deployment of intelligent network services, the ability of our customers to obtain financing, the level and timing of research and development expenditures, regulatory changes, and the expansion of our marketing and support organizations, both domestically and internationally and other risks described in this Quarterly Report, our Annual Report on Form 10-K for 2002 and in certain of our other Securities and Exchange Commission filings. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Actual results may differ materially from those expressed or implied in such forward-looking statements. We are not responsible for updating or revising these forward-looking statements. Undue emphasis should not be placed on any forward-looking statements contained herein or made elsewhere by or on behalf of us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes for the three-month period ended March 31, 2003. For a further discussion of the quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

     As of a date within 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     (b)  Changes in Internal Controls

     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

IEX Corporation vs. Blue Pumpkin Software, Inc.

     In January 2001, IEX Corporation, a wholly owned subsidiary of Tekelec (“IEX”), filed suit against Blue Pumpkin Software, Inc., in the United States District Court for the Eastern District of Texas, Sherman Division. In its complaint, IEX asserts that certain of Blue Pumpkin’s products and services infringe United States Patent No. 6,044,355 held by IEX. In the suit, IEX seeks damages and an injunction prohibiting Blue Pumpkin’s further infringement of the patent. In February 2001, Blue Pumpkin responded to IEX’s suit denying that Blue Pumpkin infringes IEX’s patent and asserting that such patent is invalid. Discovery in this case closed in December 2002, although a few depositions have yet to be completed. Blue Pumpkin filed a motion for summary judgment in April 2003, and IEX has responded that summary judgment is inappropriate. The case is set for trial in August 2003. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	2003 Executive Officer Bonus Plan

99.1	Certificate of Chief Executive Officer of Tekelec pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Chief Financial Officer of Tekelec pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC

May 15, 2003

/s/ Frederick M. Lax Frederick M. Lax President and Chief Executive Officer (Duly authorized officer)

/s/ Paul J. Pucino Paul J. Pucino Vice President and Chief Financial Officer (Principal financial and chief accounting officer)

CERTIFICATION

May 15, 2003

I, Frederick M. Lax, certify that:

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Frederick M. Lax President and Chief Executive Officer

CERTIFICATION

May 15, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Paul J. Pucino Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	2003 Executive Officer Bonus Plan

99.1	Certificate of Chief Executive Officer of Tekelec pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Chief Financial Officer of Tekelec pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.