Form 10-Q
period 2003-06-30
TEKELEC
filed 2003-08-14
CIK 790705

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     As of August 8, 2003, there were 61,239,541 shares of the registrant’s common stock, without par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Tekelec Notes to Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 4.1
EXHIBIT 4.2
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

TEKELEC
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tekelec
Consolidated Balance Sheets

	June 30,	December 31,
	2003	2002

	(thousands, except share data)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$315,831	$167,283
Short-term securities, at fair value	17,996	14,289
Accounts and notes receivable, less allowances of $4,536 and $4,860, respectively	39,667	44,061
Inventories	15,677	10,560
Income taxes receivable	949	—
Deferred income taxes, net	13,806	13,806
Prepaid expenses and other current assets	20,197	16,491

Total current assets	424,123	266,490
Long-term securities, at fair value	122,487	128,258
Property and equipment, net	25,388	21,387
Investments in privately-held companies	16,525	16,525
Deferred income taxes, net	11,502	11,502
Other assets	7,436	2,263
Long-term convertible notes receivable ($17,300 principal amount)	17,783	17,987
Goodwill	70,778	44,942
Intangible assets, net	38,109	16,329

Total assets	$734,131	$525,683

Liabilities And Shareholders’ Equity
Current liabilities:
Trade accounts payable	$6,427	$6,674
Accrued expenses	35,491	31,011
Accrued payroll and related expenses	11,050	11,360
Current portion of long-term debt	131,753	—
Current portion of deferred revenues	39,389	28,355
Income taxes payable	—	1,178

Total current liabilities	224,110	78,578
Notes payable	5,058	—
Long-term convertible debt	125,000	126,973
Deferred income taxes	12,474	14,493
Long-term portion of deferred revenues	3,624	3,632

Total liabilities	370,266	223,676

Minority Interest	56,495	—

Commitments and Contingencies (Note H)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 61,099,646 and 60,892,730 shares issued and outstanding, respectively	183,918	182,277
Retained earnings	122,168	119,443
Accumulated other comprehensive income	1,284	287
Total shareholders’ equity	307,370	302,007

Total liabilities and shareholders’ equity	$734,131	$525,683

See notes to consolidated financial statements.

Tekelec
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(thousands, except per share data)
Revenues	$62,922	$68,010	$117,928	$128,374
Cost of sales:
Cost of goods sold	16,440	17,087	29,521	35,819
Amortization of purchased technology	2,607	2,590	5,138	5,187

Total cost of sales	19,047	19,677	34,659	41,006

Gross profit	43,875	48,333	83,269	87,368

Operating expenses:
Research and development	16,274	15,544	30,487	28,898
Selling, general and administrative	24,386	25,379	46,337	46,224
Acquired in-process research and development	2,900	—	2,900	—
Amortization of intangible assets	425	400	825	800

Total operating expenses	43,985	41,323	80,549	75,922

Income (loss) from operations	(110)	7,010	2,720	11,446
Other income (expense):
Interest income	1,601	1,819	3,049	3,358
Interest expense	(2,537)	(2,286)	(4,892)	(4,560)
Other, net	(234)	695	(11)	691

Total other income (expense)	(1,170)	228	(1,854)	(511)

Income (loss) from continuing operations before provision for income taxes	(1,280)	7,238	866	10,935
Provision for income taxes	2,015	2,503	2,647	3,687

Net income (loss) before minority interest	(3,295)	4,735	(1,781)	7,248
Minority interest	4,505	—	4,505	—

Income from continuing operations	1,210	4,735	2,724	7,248
Loss from discontinued operation, net of income taxes of $178 and $1,154 for the three and six months ended June 30, 2002	—	(218)	—	(1,410)

Net income	$1,210	$4,517	$2,724	$5,838

Earnings per share from continuing operations:
Basic	$0.02	$0.08	$0.04	$0.12
Diluted	0.02	0.08	0.04	0.12
Loss per share from discontinued operation:
Basic	$—	$—	$—	$(0.02)
Diluted	—	(0.01)	—	(0.03)
Earnings per share:
Basic	$0.02	$0.08	$0.04	$0.10
Diluted	0.02	0.07	0.04	0.09
Weighted average number of shares outstanding:
Basic	61,032	60,197	60,983	60,170
Diluted	62,276	61,180	61,954	61,478

See notes to consolidated financial statements.

Tekelec
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(thousands)
Net income	$1,210	$4,517	$2,724	$5,838
Other comprehensive income:
Foreign currency translation adjustments	289	1,597	30	1,335
Net unrealized gain on available-for-sale securities, net of income taxes	967	—	967	—

Comprehensive income	$2,466	$6,114	$3,721	$7,173

See notes to consolidated financial statements.

Tekelec
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,

	2003	2002

	(thousands)
Cash flows from operating activities:
Net income	$2,724	$5,838
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(4,505)	—
Net loss from discontinued operation	—	1,410
Allowance for doubtful accounts	—	950
Depreciation	6,949	8,201
Amortization	9,148	5,751
Amortization of deferred financing costs	472	410
Convertible debt accretion	2,093	1,957
Deferred income taxes	(2,020)	(2,418)
Stock-based compensation	197	164
Tax benefit related to stock options exercised	212	291
Changes in operating assets and liabilities, net of effects of the acquisition:
Accounts and notes receivable	6,734	9,825
Inventories	714	5,206
Income taxes receivable	(949)	—
Prepaid expenses and other current assets	(3,197)	3,936
Trade accounts payable	(3,841)	(7,233)
Accrued expenses	(5,902)	1,581
Accrued payroll and related expenses	(312)	2,932
Deferred revenues	5,412	(1,519)
Income taxes payable	(1,180)	570

Total adjustments	10,025	32,014

Net cash provided by operating activities	12,749	37,852

Cash flows from investing activities:
Proceeds from maturity of available-for-sale securities	209,881	137,536
Purchase of available-for-sale securities	(206,850)	(119,190)
Purchase of property and equipment	(2,190)	(4,202)
Cash acquired from Santera	12,335	—
Purchase of technology	(41)	—
Change in other assets	(22)	166

Net cash provided by investing activities	13,113	14,310

Cash flows from financing activities:
Payments on notes payable	(57)	—
Proceeds from issuance of convertible debt	125,000	—
Debt issuance costs	(3,677)	—
Proceeds from issuance of common stock	1,232	1,630

Net cash provided by financing activities	122,498	1,630

Effect of exchange rate changes on cash	188	(23)

Net cash flows from discontinued operation	—	1,423
Net change in cash and cash equivalents	148,548	55,192
Cash and cash equivalents at beginning of period	167,283	87,148

Cash and cash equivalents at end of period	$315,831	$142,340

See notes to consolidated financial statements.

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

A. Basis of Presentation

     The consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 2002, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial condition, operating results and cash flows for the interim periods. The consolidated financial statements include the accounts and operating results of our wholly owned subsidiaries and our majority owned subsidiary, Santera, less minority interest from the acquisition date of June 10, 2003. See note B — Acquisition of Majority Interest in Santera.

     The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

     We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying consolidated financial statements for the three and six months ended June 30, 2003 and 2002 are for the thirteen and twenty-six weeks ended June 27, 2003 and June 28, 2002, respectively.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements

     In February 2003, the FASB issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue No. 00-21 did not have a material impact on our financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

Currently, we do not enter into these types of transactions and therefore we do not expect this pronouncement to have an impact on our financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a material impact on our financial position, results of operations, or cash flows.

     In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51.” The Interpretation clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interest entities created after January 31, 2003 and is required to be fully implemented no later than the third quarter of 2003. We are currently assessing the impact, if any, this interpretation will have on our financial position, results of operations, or cash flows.

B. Acquisition of Majority Interest in Santera

     On June 10, 2003, we acquired a 51.6% controlling voting ownership interest (57.5% on an as converted basis) in Santera in exchange for cash contribution of $28.0 million and the contribution of the business operations and certain assets and liabilities of Tekelec’s Packet Telephony Business Unit. As part of the acquisition and combination, Santera was recapitalized and Tekelec contributed the $28.0 million in cash to Santera in exchange for 28,000 shares of Santera’s Series B Preferred Stock. In addition, Tekelec received 38,000 shares of Santera’s Series A Preferred Stock and one share of Santera’s common stock in exchange for the Packet Telephony Business Unit. Santera’s existing shareholders received 62,000 shares of Series A Preferred Stock in exchange for their existing shares in Santera and made an additional cash contribution to Santera of $12.0 million. Each share of Santera’s Series B Preferred Stock has a liquidation preference equal to $2,000 and is convertible into 1.63 shares of Santera’s common stock. Each share of Santera’s Series A Preferred Stock has a liquidation preference equal to $1,000 and is convertible into one share of Santera’s common stock. In accordance with consolidation accounting, the capital structure of Santera has been eliminated in consolidation and the minority shareholders’ interest in Santera is reflected in our consolidated balance sheet as minority interest. The minority shareholders’ interest in Santera was reflected at the fair value of the Santera assets acquired. Santera develops, markets and sells solutions for carrier-class, next-generation switches.

     The transaction has been accounted for using the purchase method of accounting, and resulted in a step-up of approximately $56.9 million of Santera’s assets and liabilities to fair market value as follows:

(thousands)
Fair market value of Santera	$61,000
Direct acquisition costs	3,700
Less: Santera tangible net assets acquired	(7,767)

Fair value step up	$56,933

     The total purchase price step-up were allocated among the Santera assets acquired and liabilities assumed based on their estimated fair values determined by a third party appraisal as follows:

(thousands)
In-process research and development	$2,900
Goodwill	25,835
Identifiable intangible assets	27,200
Acquired backlog	500
Inventory fair market value step-up	498

$56,933

     The Packet Telephony Business Unit assets and liabilities contributed remain at historical cost.

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

     Based on the purchase price allocation, $2.9 million of the purchase price represented acquired in-process research and development (“IPRD”) that had not yet reached technological feasibility and had no alternative future use. This amount was recorded as a non-recurring expense in the second quarter of 2003. The identifiable intangible assets created as a result of the acquisition will be amortized over their estimated useful lives of 15 years, with the exception of acquired backlog which has an estimated life of one year. Amortization expense of purchased technology and other intangible assets resulting from the acquisition amounted to $97,000, for the three and six months ended June 30, 2003.

     The following table shows our pro forma revenue, net loss and net loss per share giving effect to the Santera acquisition as of the beginning of 2002, excluding the impact of the one-time IPRD charge.

	Six Months Ended June 30,

	2003	2002

	(thousands, except per share amounts)
Revenues	$123,738	$130,610
Net loss	(1,524)	(3,460)
Net loss per share:
Basic	(0.02)	(0.06)
Diluted	(0.02)	(0.06)

     The profits and losses of Santera are allocated between us and the minority interest based on the relative interest in the equity of Santera and the related liquidation preferences. This requires losses to be allocated first to the Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent profits will be allocated first to the Series B Preferred Stock until the previously recognized losses are recovered to the extent of the original Series B Preferred Stock investment balance. Profits will then be allocated to the Series A Preferred Stock. The minority interest in the losses of Santera for the period of June 10, 2003 through June 30, 2003 was computed as follows (thousands, except percentages):

Santera net loss (includes amortization of intangibles and one-time research and development charges of $313 and $2,900, respectively)	$7,266
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%

Minority interest losses	$4,505

     In addition to the initial ownership interest, we have the right to increase our ownership to up to 56.0% of Santera’s outstanding shares (62.5% on an as converted basis) for a per share purchase price equal to the per share purchase price of our original investment. We also have certain rights, exercisable during the period from July 1, 2005 through December 31, 2007, to acquire the remaining outstanding shares of Santera from the holders thereof at a price determined in accordance with the terms of the definitive agreements (the “Tekelec Option Price”). In addition, the other shareholders of Santera will have the right, exercisable during the period from January 2006 through February 2008, to require us to purchase their shares at a price equal to 80% of the Tekelec Option Price, provided Santera has been profitable for the two calendar quarters preceding such exercise.

C. Disposition of Network Diagnostics Business

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

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

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

     Revenues and loss from our discontinued operation were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002

	(thousands)
Revenues	$12,212	$24,467
Loss from discontinued operations	(218)	(1,410)

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

	June 30,	December 31,
	2003	2002

Notes: face value at $17.3 million	$14.9	$14.9
Fair value of conversion option feature	3.2	3.2

Fair value notes	18.1	18.1
Less, accumulated amortization	(0.3)	(0.1)

Carrying value of notes	$17.8	$18.0

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

D. Certain Balance Sheet Items

	June 30,	December 31,
	2003	2002

	(thousands)
Inventories consist of the following:
Raw materials	$6,833	$4,777
Work in process	706	179
Finished goods	8,138	5,604

Inventories	$15,677	$10,560

Property and equipment consist of the following:
Manufacturing and development equipment	$62,530	$47,074
Furniture and office equipment	30,525	26,819
Demonstration equipment	2,421	3,711
Leasehold improvements	9,183	8,382

	104,659	85,986
Less accumulated depreciation	(79,271)	(64,599)

Property and equipment, net	$25,388	$21,387

Intangible assets consist of the following:
Purchased technology	$76,037	$49,995
Other	14,600	10,000

	90,637	59,995
Less accumulated amortization	(52,528)	(43,666)

Intangible assets, net	$38,109	$16,329

E. Financial Instruments

     We conduct business in a number of foreign countries, with certain transactions denominated in local currencies. During the first half of 2003, we entered into forward contracts to mitigate exposures associated with sale contracts denominated in currencies other than the U.S. dollar. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings.

     The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. The terms of currency instruments used for hedging purposes are consistent with the timing of the transactions being hedged. We do not use derivative financial instruments for trading or speculative purposes.

     As of June 30, 2003, we had no foreign currency forward contracts outstanding.

     Corresponding gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other income and expense in our consolidated

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

statement of operations. For the three and six months ended June 30, 2003, our net loss from foreign currency forward contracts was $466,000 and $625,000, respectively. We did not enter into forward contracts for the three and six months ended June 30, 2002.

     We may continue to use foreign currency forward contracts to manage foreign currency exchange risks in the future.

F. Income Taxes

     The income tax provisions from continuing operations for the three and six months ended June 30, 2003 were $2.0 million and $2.6 million, respectively, and reflected the effect of non-deductible acquisition-related costs, partially offset by benefits of $969,000 and $2.0 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs.

     The provision for income taxes does not include any benefit from the losses generated by Santera due to their losses not being included on our federal consolidated tax return because our ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations and a full valuation allowance being established on the tax benefits generated by Santera as a result of their historical operating losses.

     Excluding the effect of acquisition-related items and Santera’s operating results, an effective tax rate of 34% and 35% was applied to continuing operations for the three and six month periods ended June 30, 2003 and 2002, respectively, and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits, and other benefits from foreign sourced income.

G. Lines of Credit, Notes Payable and Long-Term Convertible Debt

     We have a $20.0 million line of credit with a U.S. bank. Our $20.0 million credit facility is collateralized by substantially all of our assets excluding the assets of Santera, bears interest at or, in some cases, below the lender’s prime rate (4.0% at June, 2003) and expires on August 31, 2004. Under the terms of this facility, we are required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. We believe we are in compliance with these requirements. There have been no borrowings under this credit facility.

     As a result of the Santera transaction (see note B — Acquisition of Majority Interest in Santera), we also have two notes with U.S. financial institutions. One of the notes has an outstanding balance of $4.3 million and is secured by the assets purchased under the note, bears interest at 10% and expires in February 2005. The second note for $3.7 million is secured by the assets purchased under the note and substantially all of Santera’s assets, excluding the assets secured under the $4.3 million note, bears interest at a variable rate based on the two-year treasury note rate (6.36% at June 30, 2003) and expires in November 2005. Under the terms of this facility, we are required to maintain certain financial reporting covenants. We believe we are in compliance with these requirements.

     In November 1999, we completed the private placement of $135.0 million principal amount at maturity of 3.25% convertible subordinated discount notes due in 2004, issued at 85.35% of their face amount (equivalent to gross proceeds of approximately $115.2 million at issuance before discounts and expenses). The Notes were called and subsequently redeemed on July 19, 2003. See Note L-Subsequent Event.

     In June 2003, we completed the private placement of $125.0 million principal amount of 2.25% senior subordinated convertible notes due in 2008.

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

H. Commitments and Contingencies

Legal Claims

Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. vs Tekelec

     In August 2000, Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. (collectively, “Alcatel”) filed a complaint against Tekelec in the United States District Court for the Eastern District of Texas, Sherman Division. The complaint alleges that Tekelec makes and sells products that infringe two patents owned by Alcatel Sourcing. The patents at issue relate to a system and method for application location register routing in a telecommunications network. Alcatel’s allegations relate to a particular software application offered by Tekelec as a feature on its EAGLE STP for routing query messages in wireless networks. Alcatel seeks a permanent injunction enjoining the Company from infringing the patents at issue, unspecified general and exemplary damages, and an award of costs.

     In September 2000, Tekelec filed an answer and counterclaim to Alcatel’s complaint denying Alcatel’s claims of infringement and raising several affirmative defenses. Tekelec has also asserted several counterclaims against Alcatel seeking declaratory relief that Tekelec has not infringed the Alcatel patents and that such patents are invalid and unenforceable. Tekelec believes that it has strong defenses to Alcatel’s claims on the grounds of invalidity, non-infringement and inequitable conduct by Alcatel, and is defending the action vigorously.

     In April 2002, Tekelec filed a motion for summary judgment for non-infringement and Alcatel filed a motion for summary judgment for infringement. The Court referred both motions to the Magistrate Judge for consideration. After a hearing on both motions before the Magistrate Judge, in May 2002 the Magistrate Judge issued a report and recommendation of non-infringement in favor of Tekelec. After a hearing held in May 2003, the District Judge partially upheld and partially overruled the Magistrate Judge’s recommendation. By letter, the Judge indicated he would find summary judgment of non-infringement for Tekelec on some claims of the patents, but deny summary judgment on other claims. The Court also indicated it would deny Alcatel’s Motion for Summary Judgment of infringement.

     The Court has set the case for trial on October 6, 2003. A hearing is also scheduled for August 19, 2003 on Tekelec’s motion for summary judgment of invalidity of the patents and Alcatel’s partial motion for summary judgment on Tekelec’s defense of inequitable conduct.

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

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

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

Indemnities, Commitments and Guarantees

     In the normal course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to our customers in connection with the sale of our products and licensing of our technology, indemnities for liabilities associated with the infringement of other parties’ technology based upon our products and technology, guarantees of timely performance of our obligations, and indemnities to our directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded a liability for these indemnities, commitments or guarantees in the accompanying balance sheets as future payment is not probable.

I. Stock-Based Compensation

     As of June 30, 2003, we have five stock-based employee compensation plans. We account for employee stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded, if on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

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

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

     SFAS No. 123 encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value for awards granted subsequent to December 31, 1995. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in related interpretations. However, in accordance with the disclosure only requirements of SFAS 123, we have computed the fair value of our stock option grants using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 85% and 90%, respectively, for 2003 and 2002, (iii) weighted average risk-free interest rates of 2.1% and 3.7% for 2003 and 2002, respectively, (iv) weighted average expected option lives of 5.0 and 4.9 years for 2003 and 2002, respectively, and (v) assumed forfeiture rate of 43% and 50% for 2003 and 2002, respectively.

     The following table illustrates the effect on stock-based compensation, net income and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(thousands, except per share amounts)
Stock-based compensation, net of tax:
As reported	$82	$53	$129	$106
Additional stock-based compensation expense determined under the fair value method	4,317	5,009	9,457	9,111

Pro forma	$4,399	$5,062	$9,586	$9,217

Net income (loss):
As reported	$1,210	$4,517	$2,724	$5,838
Less: additional stock-based compensation expense determined under the fair value method, net of tax	4,317	5,009	9,457	9,111

Pro forma	$(3,107)	$(492)	$(6,733)	$(3,273)

Net income (loss) per share-basic:
As reported	$0.02	$0.08	$0.04	$0.10
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	0.07	0.09	0.15	0.15

Pro forma	$(0.05)	$(0.01)	$(0.11)	$(0.05)

Net income (loss) per share-diluted:
As reported	$0.02	$0.07	$0.04	$0.09
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	0.07	0.08	0.15	0.14

Pro forma	$(0.05)	$(0.01)	$(0.11)	$(0.05)

Weighted average number of shares outstanding:
Basic	61,032	60,197	60,983	60,170
Diluted	62,276	61,180	61,954	61,478

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

J. Operating Segment Information

     The Network Signaling (formerly Network Systems) operating segment develops, markets and sells our Eagle signaling products based on our high capacity Eagle 5 Signaling Application System (SAS) platform that has been expanded to include TekWare and TekServer architecture, a high-density, high-speed processing platform that is backward compatible with existing technology; the IP7 Secure Gateway, an SS7/IP gateway for signaling in converged networks, and other IP7 convergence products; Sentinel, a complete network monitoring and revenue assurance system; and network signaling products resulting from our acquisition of IEX, including the ASi 4000 Service Control Point, an advanced database server used for the provisioning of telephony applications.

     The Contact Center operating segment develops, markets and sells software-based solutions for call centers, including TotalView Workforce Management and TotalNet Call Routing.

     The Next-Generation Switching operating segment is comprised of Santera, a majority owned subsidiary of Tekelec. See Note B — Acquisition of Majority Interest in Santera. Santera develops next-generation switching technologies for network service providers. Santera’s portfolio of switching solutions allows network service providers to migrate their network infrastructure from circuit-based technology to packet-based technology. Santera’s product portfolio includes SanteraOne, a carrier-grade, integrated voice and data switching solution which delivers applications like IXC tandem, Class 4/5, PRI offload, packet/cell switching and Voice over Broadband services.

     As discussed in Note C — Disposition of Network Diagnostics Business, we sold the Network Diagnostics operating segment and the Japan Diagnostics operating segment, (collectively “NDD”). NDD is reflected as a discontinued operation and accordingly the historical operating segment data has been restated to exclude the discontinued operation.

Our operating segments and geographical information are as follows (in thousands):

Operating Segments

	Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Network Signaling	$53,559	$57,830	$99,525	$109,143
Contact Center	8,139	10,180	17,179	19,231
Next-Generation Switching(1)	1,224	—	1,224	—

Total revenues	$62,922	$68,010	$117,928	$128,374

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

	Income (Loss) from Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Network Signaling	$14,711	$15,466	$24,422	$26,625
Contact Center	2,396	3,695	5,735	7,354
Next-Generation Switching(1)	(4,016)	—	(4,016)	—
General Corporate(2)	(13,201)	(12,151)	(23,421)	(22,533)

Total income (loss) from operations	$(110)	$7,010	$2,720	$11,446

(1)	Results for Next-Generation Switching are for the period subsequent to June 10, 2003, the acquisition date of Santera.
(2)	General Corporate includes acquisition-related charges and amortization of $5,797 and $2,800 for the three months ended June 30, 2003 and 2002, respectively, and $8,597 and $5,600 for the six months ended June 30, 2003 and 2002, respectively.

Enterprise-Wide Disclosures

     The following table sets forth, for the periods indicated, revenues from external customers by principal product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2002	2003	2002

Network Signaling	$53,559	$57,830	$99,525	$109,143
Contact Center	8,139	10,180	17,179	19,231
Next-Generation Switching	1,224	—	1,224	—

Total revenues from external customers	$62,922	$68,010	$117,928	$128,374

     The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

North America	$49,112	$61,263	$95,523	$111,637
Europe	3,596	1,999	8,430	6,291
Rest of World	10,214	4,748	13,975	10,446

Total revenues from external customers	$62,922	$68,010	$117,928	$128,374

     The following table sets forth, for the periods indicated, long-lived assets by geographic area in which we hold assets:

	June 30,	December 31,
	2003	2002

United States	$140,753	$	84,064
Other	958		857

Total long-lived assets	$141,711	$	84,921

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

     Sales to one customer accounted for 17% and 16% of revenues for the three and six months ended June 30, 2003 and included sales from the network signaling and contact center operating segments. Sales to one other customer accounted for 11% of the revenues for the six months ended June 30, 2003 and included sales from both Network Signaling and Contact Center operating segments.

     Sales to one customer accounted for 15% of revenues for the three months ended June 30, 2002 and included sales from the network signaling and contact center operating segments. There were no customers accounting for 10% or more of revenues for the six months ended June 30, 2002.

K. Earnings Per Share

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2003 and 2002:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(thousands, except per share data)
For the Three Months Ended June 30, 2003:
Basic EPS	$1,210	61,032	$0.02
Effect of Dilutive Securities — Stock Options and Warrants	—	1,244

Diluted EPS	$1,210	62,276	$0.02

For the Three Months Ended June 30, 2002:
Basic EPS	$4,517	60,197	$0.08
Effect of Dilutive Securities — Stock Options and Warrants	—	983

Diluted EPS	$4,517	61,180	$0.07

For the Six Months Ended June 30, 2003:
Basic EPS	$2,724	60,983	$0.04
Effect of Dilutive Securities — Stock Options and Warrants	—	971

Diluted EPS	$2,724	61,954	$0.04

For the Six Months Ended June 30, 2002:
Basic EPS	$5,838	60,170	$0.10
Effect of Dilutive Securities — Stock Options and Warrants	—	1,308

Diluted EPS	$5,838	61,478	$0.09

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

     The computation of diluted number of shares excludes unexercised stock options and warrants and potential shares issuable upon conversion of our convertible subordinated discount notes that are anti-dilutive. The numbers of such shares excluded were 19.8 million and 23.1 million for the three months ended June 30, 2003 and 2002, respectively, and 20.1 million and 22.1 million for the six months ended June 30, 2003 and 2002, respectively.

L. Subsequent Event

     On June 19, 2003, we announced the planned redemption of our 3.25% convertible subordinated discounted notes due 2004. We subsequently paid $130 million to redeem the notes on July 19, 2003. As part of this early redemption, we will expense approximately $1.0 million of the remaining deferred debt issuance costs in the third quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

     Our logo, IEX and Eagle are registered trademarks of Tekelec. Tekelec, IP7, IP7 Secure Gateway, ASi 4000, VXi, TekWare, TekServer, TotalView and TotalNet are trademarks of Tekelec.

Overview

     Our product offerings are currently organized into three distinct product lines: network signaling, next-generation switching and contact center.

     Network Signaling (formerly Network Systems). Our network signaling product line consists principally of the Eagle 5 SAS and products, features and applications based on the Eagle platform, including TekWare and TekServer, the IP7 Secure Gateway and our local number portability solution, Sentinel, ASi 4000 Service Control Point and other convergence products.

     Contact Center. Our IEX contact center products provide planning, management and call routing and control tools for single contact centers and for complex, multiple site contact center environments. This product line includes the TotalView Workforce Management and TotalNet Call Routing solutions.

     Next-Generation Switching. Our Santera subsidiary’s portfolio of switching solutions allows network service providers to migrate their network infrastructure from circuit-based technology to packet-based technology. Santera’s product portfolio includes SanteraOne, a carrier-grade, integrated voice and data switching solution which delivers applications like IXC tandem, Class 4/5, PRI offload, packet/cell switching and Voice over Broadband services.

Results of Operations

     The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:

	Percentage of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	26.1	25.1	25.0	27.9
Amortization of purchased technology	4.2	3.8	4.4	4.0

Gross profit	69.7	71.1	70.6	68.1

Research and development	25.9	22.9	25.8	22.5
Selling, general and administrative	38.7	37.3	39.3	36.0
Amortization of intangible assets	5.3	0.6	3.2	0.6

Total operating expenses	69.9	60.8	68.3	59.1

Income (loss) from operations	(0.2)	10.3	2.3	9.0
Interest and other income (expense), net	(1.8)	0.3	(1.6)	(0.5)

Income (loss) from continuing operations before provision for income taxes	(2.0)	10.6	0.7	8.5
Provision for income taxes	3.2	3.7	2.2	2.9

Income (loss) from continuing operations before minority interest	(5.2)	6.9	(1.5)	5.6
Minority interest	7.1	—	3.8	—

Income from continuing operations	1.9	6.9	2.3	5.6
Loss from discontinued operation	—	(0.3)	—	(1.1)
Net income	1.9%	6.6%	2.3%	4.5%

     The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

	Percentage of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Network Signaling	85%	85%	84%	85%
Contact Center	13	15	15	15
Next-Generation Switching	2	—	1	—

Total	100%	100%	100%	100%

     The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

	Percentage of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2003	2003	2003

North America	78%	90%	81%	87%
Europe	6	3	7	5
Rest of World	16	7	12	8

Total	100%	100%	100%	100%

Three Months Ended June 30, 2003 Compared with the Three Months Ended
June 30, 2002

     Revenues. Our revenues decreased by $5.1 million, or 8%, during the second quarter of 2003 due to lower sales across all operating segments.

     Revenues from network signaling products decreased by $4.3 million, or 7%, due primarily to lower unit sales of Eagle STP systems and secondarily to lower unit sales of Sentinel products partially offset by higher revenues from local number portability products.

     Revenues from contact center products decreased by $2.0 million, or 20%, as a result of decreased sales of all contact center products.

     Revenues from next-generation switching products were $1.2 million reflecting the addition of sales of next-generation products following the closing of our acquisition of a majority interest in Santera.

     Revenues in North America decreased by $12.2 million, or 20%, due to lower sales of all products except NSD customer extended warranties. Revenues in Europe increased by $1.6 million, or 80%, due to higher Eagle STP product sales and secondarily to higher TotalView product sales. Rest of world revenues increased by $5.5 million, or 115%, due primarily to higher Eagle STP product sales.

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

     We believe that our future revenue growth depends in large part upon a number of factors, including the continued market acceptance, both domestically and internationally, of our products, particularly the Eagle products including TekWare and TekServer and related applications as well as our suite of products for converged circuit and packet networks, including the IP7 Secure Gateway and SanteraOne next-generation switching products.

     Gross Profit. Gross profit as a percentage of revenues decreased to 69.7% in the second quarter of 2003 compared to 71.1% in the second quarter of 2002. The decrease in gross profit in 2003 as compared to 2002 was due primarily to a higher proportion of international sales, which typically carry lower margins.

     Research and Development. Research and development expenses increased overall by $730,000, or 5%, and increased as a percentage of revenues to 25.9% in the second quarter of 2003 from 22.9% in the second quarter of 2002. The increase in 2003 was due primarily to an increase in salary and related expenses attributable to additional personnel.

     We intend to continue to make substantial investments in product and technology development and believe that our future success depends in large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $993,000, or 4%, and increased as a percentage of revenues to 38.7% in the second quarter of 2003 from 37.3% in the second quarter of 2002. This decrease was due primarily to lower legal expenses.

     Interest and Other Income (Expense), net. Interest expense increased by $251,000, or 11%, due primarily to the June 2003 issuance of our new convertible debt that was outstanding concurrently with our previous convertible debt that was retired in July 2003. Interest income decreased $218,000 or 12% due to lower interest rates in 2003 compared to 2002.

     Acquired In-Process Research and Development. Acquired in-process research and development expense of $2.9 million in the second quarter of 2003 represents the write-off of acquired in-process research and development related to the Santera acquisition. See Note B - Acquisition of Majority Interest in Santera.

     Amortization of Intangible Assets. Amortization of intangible assets in the second quarter of 2003 increased by $25,000 to $425,000, and increased as a percentage of revenues to 0.7% for the three months ended June 30, 2003 from 0.6% for the three months ended June 30, 2002.

     Income Taxes. The income tax provisions from continuing operations for the three months ended June 30, 2003 and 2002 were $2.0 million and $2.5 million, respectively, and reflected the effect of non-deductible acquisition-related costs, partially offset by benefits of $969,000 and $1.1 million for 2003 and 2002, respectively. Excluding the effect of acquisition-related items and Santera’s operating results, an estimated effective tax rate of 34% and 35% was applied for the three month periods ended June 30, 2003 and 2002, respectively, and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income.

     Minority Interest. Minority interest represents the losses of Santera allocable to the minority shareholders.

Six Months Ended June 30, 2003 Compared with the Six Months Ended
June 30, 2002

     Revenues. Our revenues decreased by $10.4 million, or 8%, during the six months ended June 30, 2003 due to lower sales across all operating segments.

     Revenues from network signaling products decreased by $9.6 million, or 9%, due primarily to lower sales of Eagle STP systems and secondarily to lower sales of Sentinel products partially offset by higher revenues from local number portability products.

     Revenues from contact center products decreased by $2.1 million, or 11%, as a result of decreased sales of all contact center products.

     Revenues from next-generation switching products were $1.2 million reflecting the addition of sales of next-generation switching products following the closing of our acquisition of Santera.

     Revenues in North America decreased by $16.1 million, or 14%, due to lower sales of all products except NSD customer extended warranties. Revenues in Europe increased by $2.1 million, or 34%, due primarily to higher sales of Eagle STP products and services. Rest of world revenues increased by $3.5 million, or 34%, due primarily to higher sales of Eagle STP products.

     Gross Profit. Gross profit as a percentage of revenues increased to 70.6% in the six months ended June 30, 2003 compared with 68.1% in the six months ended June 30, 2002. The increase in gross margins in 2003 as compared to 2002 was due primarily to a higher proportion of sales of Eagle STP upgrades and extensions and service agreements which typically carry higher margins.

     Research and Development. Research and development expenses increased overall by $1.6 million, or 5.5%, and increased as a percentage of revenues to 25.9% in the six months ended June 30, 2003 from 22.5% in the six months ended June 30, 2002. The increase in 2003 was due primarily to an increase in salary and related expenses attributable to additional personnel.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $113,000, or less than 1%, and increased as a percentage of revenues to 39.3% in the six months ended June 30, 2003 from 36.0% in the six months ended June 30, 2002.

     Acquired In-Process Research and Development. Acquired in-process research and development expense of $2.9 million in the second quarter of 2003 represents the write-off of acquired in-process research and development related to the Santera acquisition. See Note B - Acquisition of Majority Interest in Santera.

     Amortization of Intangible Assets. Amortization of intangible assets increased by $25,000 to $825,000, and increased as a percentage of revenues to 0.7% for the six months ended June 30, 2003 from 0.6% for the six months ended June 30, 2002.

     Interest and Other Income (Expense), net. Interest expense increased by $332,000, or 7.3%, for the six months ended June 30, 2003 compared to 2002, due primarily to the June 2003 issuance of our new convertible debt that was outstanding concurrently with our previous convertible debt that was retired in July 2003. Interest income decreased by $309,000, or 9.2%, due to lower interest rates in 2003 compared to 2002.

     Income Taxes. The income tax provisions for the six months ended June 30, 2003 and 2002 were $2.6 million and $3.7 million, respectively, and reflected the effect of non-deductible acquisition-related costs and amortization, partially offset by a benefit of $2.0 million and $2.1 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of acquisition-related items and Santera operating results, an estimated effective tax rate of 34% and 35% was applied for the six-month periods ended June 30, 2003 and 2002, respectively, and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income.

     Minority Interest. Minority interest represents the losses of Santera allocable to the minority shareholders.

     Subsequent Event

     On June 19, 2003, we announced the planned redemption of our 3.25% convertible subordinated discounted notes due 2004. We subsequently paid $130 million to redeem the notes on July 19, 2003. As part of this early redemption, we will expense approximately $1.0 million of the remaining deferred debt issuance costs in the third quarter of 2003.

     Liquidity and Capital Resources

     During the six months ended June 30, 2003, cash and cash equivalents increased by $148.5 million to $315.8 million, including net proceeds of $2.1 million from the sale of short-term and long-term available-for-sale securities. Operating activities, net of the effects of exchange rate changes on cash, provided $12.9 million. Financing activities, which represented proceeds from the issuance of common stock upon the exercise of options and warrants and the issuance of our new convertible notes, provided $122.5 million, and investing activities, excluding the net proceeds from the sale of short-term and long-term available-for-sale securities, provided $10.1 million primarily due to cash acquired from Santera, partially offset by capital expenditures.

     Cash flows from operating activities were comprised mainly of net income adjusted for depreciation and amortization, a decrease in accounts receivable and an increase in deferred revenue. Net accounts receivable decreased by 15% during the first half of 2003 due primarily to strong collections activity. Deferred revenue increased by 14% during the six months ended June 30, 2003 primarily due to an increase in transactions pending completion of acceptance or delivery requirements and higher extended warranty service billings, which are deferred and recognized ratably over the warranty period.

     Capital expenditures of $2.2 million during the first six months of 2003 represented the planned addition of equipment principally for research and development and manufacturing operations.

     We have a $20.0 million line of credit that is collateralized by substantially all of our assets, excluding the assets of Santera, bears interest at or, in some cases, below the lender’s prime rate (4.0% at June 30, 2003), and expires on October 31, 2003, if not renewed. Under the terms of this credit facility, we are required to maintain certain financial ratios and meet certain net worth and indebtedness tests. We believe we are in compliance with these requirements. There have been no borrowings under this credit facility.

     As a result of the Santera transaction (see note B — Acquisition of Majority Interest in Santera, we also have two notes with U.S. financial institutions. One of the notes has an outstanding balance of $4.3 million and is secured by the assets purchased under the note, bears interest at 10% and expires in February 2005. The second note for $3.7 million is secured by the assets purchased under the note and substantially all of Santera’s assets, excluding the assets secured under the $4.3 million note, bears interest at a variable rate based on the two-year treasury note rate (6.36% at June 30, 2003) and expires in November 2005. Under the terms of this facility, we are required to maintain certain financial reporting covenants. We believe we are in compliance with these requirements.

     In November 1999, we completed the private placement of $135.0 million principal amount at maturity of 3.25% convertible subordinated discount notes due in 2004 (the “Notes”), issued at 85.35% of their face amount (equivalent to gross proceeds of approximately $115.2 million at issuance before discounts and expenses). The Notes were called and subsequently redeemed on July 19, 2003. See Subsequent Event.

     In June 2003, we completed the private placement of $125.0 million principal amount of 2.25% senior subordinate convertible notes due in 2008.

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

Recent Accounting Pronouncements

     In February 2003, the FASB issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue No. 00-21 did not have a material impact on our financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Currently, we do not enter into these types of transactions and therefore we do not expect this pronouncement to have an impact on our financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a material impact on our financial position, results of operations, or cash flows.

     In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” The Interpretation clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interest entities created after January 31, 2003 and is required to be fully implemented no later than the third quarter of 2003. We are currently assessing the impact, if any, this interpretation will have on our financial position, results of operations, or cash flow.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

     The statements that are not historical facts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to, and involve certain risks and uncertainties. As discussed in our 2002 Annual Report on Form 10-K and other filings with the SEC, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from the Company’s current expectations include, among others: overall telecommunications spending, changes in general economic conditions, the timing of significant orders and shipments, the lengthy sales cycle for the Company’s products, the timing of the convergence of voice and data networks, the success or failure of strategic alliances or acquisitions including the success or failure of the integration of Santera’s operations with the those of the Company, the ability of carriers to utilize excess capacity of signaling infrastructure and related products in the network, the capital spending patterns of customers, the dependence on wireless customers for a significant percentage and growth of the Company’s revenues, the timely development and introduction of new products and services, product mix, the geographic mix of the Company’s revenues and the associated impact on gross margins, market acceptance of new products and technologies, carrier deployment of intelligent network services, the ability of our customers to obtain financing, the level and timing of research and development expenditures, regulatory changes, and the expansion of the Company’s marketing and support organizations, both domestically and internationally and other risks described in this Quarterly Report, our Annual Report on Form 10-K for 2002 and in certain of our other Securities and Exchange Commission filings. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Actual results may differ materially from those expressed or implied in such forward-looking statements. We are not responsible for updating or revising these forward-looking statements. Undue emphasis should not be placed on any forward-looking statements contained herein or made elsewhere by or on behalf of us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes for the six-month period ended June 30, 2003. For a further discussion of the quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

     As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-14 promulgated by the SEC under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     (b)  Changes in Internal Controls

     There have not been any significant changes in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting subsequent to the date of the evaluation referred to above.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. vs Tekelec

     In August 2000, Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. (collectively, “Alcatel”) filed a complaint against Tekelec in the United States District Court for the Eastern District of Texas, Sherman Division. The complaint alleges that Tekelec makes and sells products that infringe two patents owned by Alcatel Sourcing. The patents at issue relate to a system and method for application location register routing in a telecommunications network. Alcatel’s allegations relate to a particular software application offered by Tekelec as a feature on its EAGLE STP for routing query messages in wireless networks. Alcatel seeks a permanent injunction enjoining the Company from infringing the patents at issue, unspecified general and exemplary damages, and an award of costs.

     In September 2000, Tekelec filed an answer and counterclaim to Alcatel’s complaint denying Alcatel’s claims of infringement and raising several affirmative defenses. Tekelec has also asserted several counterclaims against Alcatel seeking declaratory relief that Tekelec has not infringed the Alcatel patents and that such patents are invalid and unenforceable. Tekelec believes that it has strong defenses to Alcatel’s claims on the grounds of invalidity, non-infringement and inequitable conduct by Alcatel, and is defending the action vigorously.

     In April 2002, Tekelec filed a motion for summary judgment for non-infringement and Alcatel filed a motion for summary judgment for infringement. The Court referred both motions to the Magistrate Judge for consideration. After a hearing on both motions before the Magistrate Judge, in May 2002 the Magistrate Judge issued a report and recommendation of non-infringement in favor of Tekelec. After a hearing held in May 2003, the District Judge partially upheld and partially overruled the Magistrate Judge’s recommendation. By letter, the Judge indicated he would find summary judgment of non-infringement for Tekelec on some claims of the patents, but deny summary judgment on other claims. The Court also indicated it would deny Alcatel’s Motion for Summary Judgment of infringement.

     The Court had set the case for trial on October 6, 2003. A hearing is also scheduled for August 19, 2003 on Tekelec’s motion for summary judgment of invalidity of the patents and Alcatel’s partial motion for summary judgment on Tekelec’s defense of inequitable conduct.

IEX Corporation vs. Blue Pumpkin Software, Inc.

     In January 2001, IEX Corporation, a wholly owned subsidiary of Tekelec (“IEX”), filed suit against Blue Pumpkin Software, Inc., in the United States District Court for the Eastern District of Texas, Sherman Division In its complaint, IEX asserts that certain of Blue Pumpkin’s products and services infringe United States Patent No. 6,044,355 held by IEX. In the suit, IEX seeks damages and an injunction prohibiting Blue Pumpkin’s further infringement of the patent. In February 2001, Blue Pumpkin responded to IEX’s suit denying that Blue Pumpkin infringes IEX’s patent and asserting that such patent is invalid. Discovery in this case closed in December 2002, although a few depositions have yet to be completed. Blue Pumpkin filed a motion for summary judgement in April 2003. In July 2003, a magistrate judge recommended that the Court enter summary judgment in favor of Blue Pumpkin. IEX has objected to that recommendation of summary judgment, and the Court is currently considering those objections. No trial date is set. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  On May 8, 2003, we held our 2003 Annual Meeting of Shareholders (the “Annual Meeting”).

     (b)  At the Annual Meeting, the following persons were elected as directors of Tekelec. The numbers of votes cast for each director, as well as the number of votes withheld, are listed opposite each director’s name.

Name of Director	Votes Cast for Director	Votes Withheld

Robert V. Adams	48,314,098	921,452
Jean-Claude Asscher	40,497,082	8,738,468
Daniel L. Brenner	48,290,450	945,100
Frederick M. Lax	40,340,187	8,895,363
Howard Oringer	48,287,847	947,703
Jon F. Rager	48,302,980	932,570

     (c)  At the Annual Meeting, the shareholders approved, with 42,543,200 votes cast in favor and 6,653,960 votes cast against, an amendment to our 1994 Stock Option Plan to permit the exchange of options issued thereunder having an exercise price at or above $14.00 for a lesser number of new options to be granted not less than six months and one day following the cancellation of the surrendered options. There were 38,390 abstentions and no broker nonvotes with respect to this matter.

     (d)  At the Annual Meeting, the shareholders approved, with 42,016,134 votes cast in favor and 7,154,250 votes cast against, the Company’s 2003 Stock Option Plan under which an aggregate of 3,000,000 shares of the Company’s Common Stock is authorized and reserved for issuance. There were 65,166 abstentions and no broker nonvotes with respect to this matter.

     (e)  At the Annual Meeting, the shareholders approved, with 47,340,404 votes cast in favor and 1,863,868 votes cast approved, an amendment to the Company’s Employee Stock Purchase Plan increasing the number of shares of Common Stock authorized for issuance thereunder by 800,000 shares. There were 31,278 abstentions and no broker nonvotes with respect to this matter.

     (f)  At the Annual Meeting, with 45,644,293 votes cast in favor and 3,558,532 votes cast against, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2003. There were 32,725 abstentions with respect to this matter.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

4.1	Indenture dated as of June 17, 2003 between Registrant and Deutsche Bank Trust Company Americas, including form of Registrant’s 2.25% Senior Subordinated Convertible Notes due 2008
4.2	Registration Rights Agreement dated as of June 17, 2003 between Registrant and Morgan Stanley & Co. Incorporated
10.1	Amendment No. 1 dated May 8, 2003 to Amended and Restated 1994 Stock Option Plan
10.2	Nonstatutory Stock Option Agreement dated June 11, 2003 between Registrant and David Heard
10.3	Amended and Restated Employee Stock Purchase Plan (1)
10.4	2003 Stock Option Plan (1)
10.5	Consulting Agreement dated June 25, 2003 between Santera Systems Inc. and Marty Kaplan
10.6	Form of Stock Award Agreement dated as of May 23, 2003 between Registrant and each of Jean-Claude Asscher, Robert V. Adams, Daniel L. Brenner, Howard Oringer and Jon F. Rager
10.7	Agreement and Plan of Merger dated April 30, 2003 by and among Registrant, Luke Acquisition Corp., Certain Stockholders of Santera Systems Inc., Santera Systems Inc. and Austin Ventures VI, L.P., as the Representative, including form of Certificate of Merger and of Amended and Restated Certificate of Incorporation of Santera Systems Inc. (2)
10.8	Escrow Agreement dated as of April 30, 2003 by and among Registrant, Santera Systems Inc., Certain Stockholders of Santera Systems Inc., Austin Ventures VI, L.P., as the Representative, and J.P. Morgan Trust Company, National Association, as Escrow Agent (2)
10.9	Stockholders Agreement dated as of April 30, 2003 between Registrant and Santera Systems Inc. (2)
10.10	Registration Rights Agreement dated as of April 30, 2003 by and among Registrant, Santera Systems Inc., Certain Stockholders of Santera Systems Inc. and Austin Ventures VI, L.P., as the Representative (2)
10.11	Second Amendment to Loan Agreement and Consent dated as of June 9, 2003 between Registrant and Union Bank of California
10.12	Indemnification Agreement dated as of June 27, 2003 between Registrant and Martin A. Kaplan

31.1	Certification of President and Chief Executive Officer of Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer and Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-105879) filed with the Commission on June 5, 2003.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 05135) filed with the Commission on May 7, 2003.

(b)  Reports on Form 8-K

(i)	On April 23, 2003, Registrant filed a Current Report on Form 8-K with the Commission with respect to its issuance of a press release announcing Registrant’s 2003 first quarter financial results.

(ii)	On April 30, 2003, Registrant filed a Current Report on Form 8-K with the Commission to report that Registrant had signed a definitive agreement with Santera to acquire a majority interest in Santera and to combine Registrant’s Packet Telephony Business Unit with Santera’s business operations.

(iii)	On May 7, 2003, Registrant filed a Current Report on Form 8-K with the Commission to furnish the Agreement and Plan of Merger and certain agreements relating to Registrant’s acquisition of a majority interest in Santera and the combination of Registrant’s Packet Telephony Business Unit with Santera’s business operations.

(iv)	On June 11, 2003, Registrant filed a Current Report on Form 8-K with the Commission with respect to its issuance of a press release announcing Registrant’s Rule 144A offering of $125 million of senior subordinated convertible notes.

(v)	On June 11, 2003, Registrant filed a Current Report on Form 8-K with the Commission with respect to (i) its issuance of a press release announcing the closing of Registrant’s acquisition of a majority interest in Santera and the combination of Registrant’s Packet Telephony Business Unit with Santera’s business operations and related matters and (ii) its furnishing of certain unaudited pro forma consolidated financial statements of Registrant.

(vi)	On June 16, 2003, Registrant filed a Current Report on Form 8-K with the Commission with respect to its issuance of a press release announcing the pricing of Registrant’s Rule 144A offering of $125 million of senior subordinated convertible notes.

(vii)	On June 25, 2003, Registrant filed an Amended Current Report on Form 8-K/A with the Commission to furnish certain historical financial statements of Santera.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC

August 14, 2003	/s/ Frederick M. Lax

Frederick M. Lax President and Chief Executive Officer (Duly authorized officer)

/s/ Paul J. Pucino

Paul J. Pucino Vice President and Chief Financial Officer (Principal financial and chief accounting officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

4.1	Indenture dated as of June 17, 2003 between Registrant and Deustche Bank Trust Company Americas, including form of Registrant’s 2.25% Senior Subordinated Convertible Notes due 2008
4.2	Registration Rights Agreement dated as of June 17, 2003 between Registrant and Morgan Stanley & Co. Incorporated
10.1	Amendment No. 1 dated May 8, 2003 to Amended and Restated 1994 Stock Option Plan
10.2	Nonstatutory Stock Option Agreement dated June 11, 2003 between Registrant and David Heard
10.5	Consulting Agreement dated June 25, 2003 between Santera Systems Inc. and Marty Kaplan
10.6	Form of Stock Award Agreement dated as of May 23, 2003 between Registrant and each of Jean-Claude Asscher, Robert V. Adams, Daniel L. Brenner, Howard Oringer and Jon F. Rager
10.11	Second Amendment to Loan Agreement and Consent dated as of June 9, 2003 between Registrant and Union Bank of California
10.12	Indemnification Agreement dated as of June 27, 2003 between Registrant and Martin A. Kaplan
31.1	Certification of President and Chief Executive Officer of Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of President and Chief Executive Officer and Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002