Form 10-Q
period 2003-09-30
TEKELEC
filed 2003-11-13
CIK 790705

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     As of November 7, 2003, there were 61,520,692 shares of the registrant’s common stock, without par value, outstanding.

TEKELEC
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tekelec
Consolidated Balance Sheets

	September 30,	December 31,
	2003	2002

	(thousands, except share data)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$161,707	$167,283
Short-term securities, at fair value	10,493	14,289
Accounts and notes receivable, less allowances of $2,454 and $4,860, respectively	33,330	44,061
Current portion of convertible notes receivable ($17,300 principal amount)	17,681	—
Inventories	19,142	10,560
Deferred income taxes, net	12,992	13,806
Prepaid expenses and other current assets	17,138	16,491

Total current assets	272,483	266,490
Long-term securities, at fair value	167,592	128,258
Property and equipment, net	23,244	21,387
Investments in privately-held companies	16,525	16,525
Deferred income taxes, net	10,583	11,502
Other assets	6,080	2,263
Long-term convertible notes receivable ($17,300 principal amount)	—	17,987
Goodwill	70,775	44,942
Intangible assets, net	37,726	16,329

Total assets	$605,008	$525,683

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts and notes payable	$7,576	$6,674
Accrued expenses	31,552	31,011
Accrued payroll and related expenses	16,533	11,360
Current portion of deferred revenues	40,256	28,355
Income taxes payable	228	1,178

Total current liabilities	96,145	78,578
Notes payable	4,344	—
Long-term convertible debt	125,000	126,973
Deferred income taxes	10,775	14,493
Long-term portion of deferred revenues	2,015	3,632

Total liabilities	238,279	223,676

Minority Interest	48,480	—

Commitments and Contingencies (Note H)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 61,363,468 and 60,892,730 shares issued and outstanding, respectively	186,897	182,277
Retained earnings	130,617	119,443
Accumulated other comprehensive income	735	287

Total shareholders’ equity	318,249	302,007

Total liabilities and shareholders’ equity	$605,008	$525,683

See notes to consolidated financial statements.

Tekelec
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(thousands, except per share data)
Revenues	$70,747	$73,544	$188,675	$201,918
Cost of sales:
Cost of goods sold	14,488	16,479	44,009	52,298
Amortization of purchased technology	2,964	2,476	8,102	7,663

Total cost of sales	17,452	18,955	52,111	59,961

Gross profit	53,295	54,589	136,564	141,957

Operating expenses:
Research and development	20,696	16,251	51,183	45,149
Selling, general and administrative	28,344	22,654	74,681	68,878
Acquired in-process research and development	—	—	2,900	—
Amortization of intangible assets	543	400	1,368	1,200

Total operating expenses	49,583	39,305	130,132	115,227

Income from operations	3,712	15,284	6,432	26,730
Other income (expense):
Interest income	1,479	1,496	4,528	4,854
Interest expense	(2,783)	(2,305)	(7,675)	(6,865)
Other, net	(279)	(391)	(290)	301

Total other income (expense)	(1,583)	(1,200)	(3,437)	(1,710)

Income from continuing operations before provision for income taxes	2,129	14,084	2,995	25,020
Provision for income taxes	4,987	4,760	7,634	8,448

Net income (loss) before minority interest	(2,858)	9,324	(4,639)	16,572
Minority interest	8,015	—	12,520	—

Income from continuing operations	5,157	9,324	7,881	16,572
Loss from discontinued operation, net of benefit for income taxes of $1,533 and $2,707 for the three and nine months ended September 30, 2002, respectively	—	(1,898)	—	(3,308)
Gain on disposal of discontinued operation, net of provision for income taxes of $13,345 for the three and nine months ended September 30, 2002	3,293	28,312	3,293	28,312

Net income	$8,450	$35,738	$11,174	$41,576

Earnings per share from continuing operations:
Basic	$0.09	$0.15	$0.13	$0.27
Diluted	0.08	0.16	0.12	0.31
Loss per share from discontinued operation:
Basic	$—	$(0.03)	$—	$(0.05)
Diluted	—	(0.03)	—	(0.05)
Earnings per share from gain on disposal of discontinued operation:
Basic	$0.05	$0.47	$0.05	$0.47
Diluted	0.05	0.41	0.05	0.41
Earnings per share:
Basic	$0.14	$0.59	$0.18	$0.69
Diluted	0.13	0.54	0.17	0.67
Weighted average number of shares outstanding:
Basic	61,206	60,407	61,057	60,249
Diluted	69,915	68,793	68,848	68,987

See notes to consolidated financial statements.

Tekelec
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(thousands)
Net income	$8,450	$35,738	$11,174	$41,576
Other comprehensive income:
Foreign currency translation adjustments	(352)	352	(322)	1,687
Net unrealized gain (loss) on available-for-sale securities	(197)	—	770	—

Comprehensive income	$7,901	$36,090	$11,622	$43,263

See notes to consolidated financial statements.

Tekelec
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,

	2003	2002

	(thousands)
Cash flows from operating activities:
Net income	$11,174	$41,576
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(12,520)	—
Net gain on disposal of discontinued operation	(3,293)	(28,312)
Net loss from discontinued operation	—	3,308
Allowance for doubtful accounts	—	(197)
Depreciation	10,894	12,121
Amortization	13,090	8,929
Amortization of deferred financing costs	1,843	615
Convertible debt accretion	2,335	2,960
Deferred income taxes	(1,986)	(996)
Stock-based compensation	328	246
Tax benefit related to stock options exercised	791	341
Changes in operating assets and liabilities, net of the effects of the acquisition:
Accounts and notes receivable	12,907	8,802
Inventories	(2,969)	3,292
Prepaid expenses and other current assets	2,122	5,748
Trade accounts payable	(5,181)	(4,808)
Accrued expenses	(9,843)	1,636
Accrued payroll and related expenses	5,173	7,458
Deferred revenues	4,670	(12,958)
Income taxes payable	(953)	(1,754)

Total adjustments	17,408	6,431

Net cash provided by operating activities	28,582	48,007

Cash flows from investing activities:
Proceeds from maturity of available-for-sale securities	267,176	229,036
Purchase of available-for-sale securities	(301,944)	(203,425)
Purchase of property and equipment	(4,007)	(4,187)
Cash acquired from acquisition of Santera	12,335	—
Purchase of technology	(3,166)	137
Change in other assets	(71)	(313)
Proceeds from disposal of discontinued operation, net of cash expenditures	1,033	37,883

Net cash provided by (used in) investing activities	(28,644)	59,131

Cash flows from financing activities:
Payments on notes payable	(557)	—
Retirement of convertible debt	(129,307)	—
Proceeds from issuance of convertible debt	125,000	—
Debt issuance costs	(3,816)	—
Proceeds from issuance of common stock	3,501	2,008

Net cash provided by (used in) financing activities	(5,179)	2,008

Effect of exchange rate changes on cash	(335)	502

Net cash flows from discontinued operation	—	2,007

Net change in cash and cash equivalents	(5,576)	111,655
Cash and cash equivalents at beginning of period	167,283	87,148

Cash and cash equivalents at end of period	$161,707	$198,803

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

     As more fully described in Note C – Disposition of Network Diagnostics Business, we sold our Network Diagnostics Division (“NDD”) effective August 30, 2002. Accordingly, comparative 2002 financial results and notes have been restated to reflect NDD as a discontinued operation. All significant intercompany balances and transactions have been eliminated in consolidation.

     The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

     We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 are for the thirteen and thirty-nine weeks ended September 26, 2003 and September 27, 2002, respectively.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements

     In February 2003, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue No. 00-21 did not have a material impact on our financial position, results of operations or cash flows.

     In April 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Currently, we do not enter into these types of transactions and therefore this pronouncement did not have an impact on our financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that under previous

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

guidance could be classified as equity, or “mezzanine” equity, by now requiring those instruments to be classified as liabilities in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 was generally effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations, or cash flows.

     In January 2003, FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51.” The Interpretation clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interest entities created after January 31, 2003. On October 8, 2003, the FASB deferred the implementation date of Interpretations No. 46 from the third quarter of 2003 to the fourth quarter of 2003. The adoption of Interpretation No. 46 will not have a material impact on our financial position, results of operations, or cash flows.

B. Acquisition of Majority Interest in Santera

     On June 10, 2003, we acquired a 51.6% controlling voting ownership interest (57.5% on an as converted basis) in Santera in exchange for cash contribution of $28.0 million and the contribution of the business operations and certain assets and liabilities of Tekelec’s Packet Telephony Business Unit (“PTBU”). As part of the acquisition and combination, Santera was recapitalized and Tekelec contributed the $28.0 million in cash to Santera in exchange for 28,000 shares of Santera’s Series B Preferred Stock. In addition, Tekelec received 38,000 shares of Santera’s Series A Preferred Stock and one share of Santera’s common stock in exchange for the PTBU. Santera’s existing shareholders received 62,000 shares of Series A Preferred Stock in exchange for their existing shares in Santera and made an additional cash contribution to Santera of $12.0 million. Each share of Santera’s Series B Preferred Stock has a liquidation preference equal to $2,000 and is convertible into 1.63 shares of Santera’s common stock. Each share of Santera’s Series A Preferred Stock has a liquidation preference equal to $1,000 and is convertible into one share of Santera’s common stock. In accordance with consolidation accounting, the capital structure of Santera has been eliminated in consolidation and the minority shareholders’ interest in Santera is reflected in our consolidated balance sheet as minority interest. The minority shareholders’ interest in Santera is reflected at the fair value of the Santera assets acquired. Santera develops, markets and sells solutions for carrier-class, next-generation switches.

     The transaction has been accounted for using the purchase method of accounting, and resulted in a step-up of approximately $56.9 million of Santera’s assets and liabilities to fair value as follows:

(thousands)
Fair value of Santera	$61,000
Direct acquisition costs	3,700
Less: Santera tangible net assets acquired	(7,767)

Fair value step up	$56,933

     The total purchase price step-up were allocated among the Santera assets acquired and liabilities assumed based on their estimated fair values determined by a third party appraisal as follows:

(thousands)
In-process research and development	$2,900
Goodwill	25,835
Identifiable intangible assets	27,200
Acquired backlog	500
Inventory fair value step-up	498

$56,933

     The PTBU assets and liabilities contributed remain at historical cost.

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

     Based on the purchase price allocation, $2.9 million of the purchase price represented acquired in-process research and development (“IPRD”) that had not yet reached technological feasibility and had no alternative future use. This amount was recorded as an expense in the second quarter of 2003. The identifiable intangible assets created as a result of the acquisition will be amortized over their estimated useful lives of 15 years, with the exception of acquired backlog which has an estimated life of one year. Amortization expense of purchased technology and other intangible assets of Santera, including the intangible assets contributed by PTBU, amounted to $1.9 million and $2.2 million for the three and nine months ended September 30, 2003, respectively.

     The following table shows our pro forma revenue, net income and net income per share giving effect to the Santera acquisition as of the beginning of 2002, excluding the impact of the one-time IPRD charge:

	Nine Months Ended September 30,

	2003	2002

	(thousands, except per share
	amounts)

Revenues	$194,485	$204,194
Net income	6,926	28,948
Net income per share:
Basic	$0.11	$0.48
Diluted	0.10	0.42

     The net income and losses of Santera are allocated between us and minority interest based on the relative interest in the equity of Santera and the related liquidation preferences. This approach requires net losses to be allocated first to the Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent net income will be allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income will then be allocated to the Series A Preferred Stock to the extent of previous recognized losses allocated to Series A Preferred Stock and then to Series A and B Preferred Stock in proportion to relative ownership. The loss allocated to minority interest of Santera for the period of June 10, 2003 through September 30, 2003 was computed as follows (dollars in thousands):

Santera net loss (includes amortization of intangibles and IPRD charges of $2,191 and $2,900, respectively)	$20,194
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%

Net loss allocated to minority interest	$12,520

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

C. Disposition of Network Diagnostics Business

     On August 30, 2002, we completed the sale of NDD to Catapult Communications Corporation (“Catapult”) for $59.8 million, consisting of cash in the amount of $42.5 million and convertible subordinated promissory notes (the “Notes”) issued by Catapult’s wholly owned Irish subsidiary and guaranteed by Catapult in the total principal amount of $17.3 million. The sale resulted in a pre-tax gain of approximately $41.7 million ($28.3 million after taxes) in 2002. During the third quarter of 2003, an additional $3.3 million gain on the sale was recognized based on post closing adjustments, including working capital, resulting from the final settlement with Catapult in accordance with the asset purchase

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

agreement. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the sale of the NDD business segment has been presented as a discontinued business and our historical financial results for periods prior to disposition have been revised to reflect NDD as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of NDD have been condensed in the accompanying consolidated statements of operations, balance sheets and cash flows.

     Revenues and loss from our discontinued operation were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

	(thousands)
Revenues	$2,221	$26,556
Loss from discontinued operations	(1,898)	(3,308)

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

     The Notes were initially reflected in the consolidated balance sheet at their estimated fair value using a third party appraisal which computed the fair value by discounting the face amount to present value using a fair value rate of interest and then determining the fair value of the conversion option using the Black-Scholes valuation model. The fair value of the Notes is being adjusted to the redemption amount at maturity based on an effective interest amortization method, with periodic charges to interest. The fair values of the Notes and the conversion option are as follows:

	September 30,	December 31,
	2003	2002

	(thousands)
Notes: fair value at $17,300	14,869	14,869
Fair value of conversion option feature	$3,246	$3,246

Fair value of Notes at August 30, 2002	18,115	18,115
Less, accumulated amortization	(434)	(128)

Carrying value of Notes	$17,681	$17,987

D. Certain Balance Sheet Items

	September 30,	December 31,
	2003	2002

	(thousands)
Inventories consist of the following:
Raw materials	$13,192	$4,777
Work in process	660	179
Finished goods	5,290	5,604

Inventories	$19,142	$10,560

Property and equipment consist of the following:
Manufacturing and development equipment	$61,188	$47,074
Furniture and office equipment	30,454	26,819
Demonstration equipment	2,429	3,711
Leasehold improvements	9,296	8,382

	103,367	85,986
Less accumulated depreciation	(80,123)	(64,599)

Property and equipment, net	$23,244	$21,387

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

	September 30,	December 31,
	2003	2002

	(thousands)
Intangible assets consist of the following:
Purchased technology	$79,162	$49,995
Other	14,600	10,000

	93,762	59,995
Less accumulated amortization	(56,036)	(43,666)

Intangible assets, net	$37,726	$16,329

E. Financial Instruments

     We conduct business in a number of foreign countries, with certain transactions denominated in local currencies. During the nine months ended September 30, 2003, we entered into forward contracts to mitigate exposures associated with sale contracts denominated in currencies other than the U.S. dollar. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings.

     The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. The terms of currency instruments used for hedging purposes are consistent with the timing of the transactions being hedged. We do not use derivative financial instruments for trading or speculative purposes.

     As of September 30, 2003, we had one foreign currency forward contract outstanding to sell approximately 2,800,000 Euros in order to hedge certain receivables denominated in those currencies. These contracts had an expiration date of October 3, 2003 and did not meet specific hedge accounting requirements.

     Corresponding gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other income and expense in our consolidated statement of operations. For the three and nine months ended September 30, 2003, our income (loss), net from foreign currency forward contracts was $10,000 and ($412,000), respectively. We did not enter into forward contracts for the three and nine months ended September 30, 2002.

     We may continue to use foreign currency forward contracts to manage foreign currency exchange risks in the future.

F. Income Taxes

     The income tax provisions from continuing operations for the three and nine months ended September 30, 2003 were $5.0 million and $7.6 million, respectively, and reflected the effect of non-deductible acquisition-related costs, partially offset by benefits of $557,000 and $2.6 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs.

     The provision for income taxes does not include any benefit from the losses generated by Santera due to their losses not being included on our federal consolidated tax return because our ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations and a full valuation is provided on the tax benefits generated by Santera as a result of their historical operating losses.

     Excluding the effect of acquisition-related items and Santera’s operating results, an effective tax rate of 34% and 35% was applied to continuing operations for the three and nine-month periods ended September 30, 2003 and 2002, respectively, and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits, and other benefits from foreign sourced income.

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

G. Lines of Credit, Notes Payable and Long-Term Convertible Debt

     We have a $20.0 million line of credit with a U.S. bank. Our $20.0 million credit facility is collateralized by substantially all of our assets, excluding the assets of Santera, bears interest at or, in some cases, below the lender’s prime rate (4.0% at September 30, 2003) and expires on August 31, 2004, if not renewed. Under the terms of this credit facility, we are required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. We believe we are in compliance with these requirements. There have been no borrowings under this credit facility.

     As a result of the Santera transaction (see note B — Acquisition of Majority Interest in Santera), we have two notes payable to U.S. financial institutions. One of the notes has an outstanding balance of $3.7 million and is secured by the assets purchased under the note, bears interest at 10% and matures in February 2005. The second note for $3.5 million is secured by the assets purchased under the note and substantially all of Santera’s assets, excluding the assets secured under the $3.7 million note, bears interest at 6.36% and matures in November 2005. Under the terms of this facility, we are required to maintain certain financial reporting covenants. We believe we are in compliance with these requirements.

     In November 1999, we completed the private placement of $135.0 million principal amount at maturity of 3.25% convertible subordinated discounted notes due in 2004, issued at 85.35% of their face amount (equivalent to gross proceeds of approximately $115.2 million at issuance before discounts and expenses). The discounted notes were called and subsequently redeemed on July 19, 2003.

     In June 2003, we completed the private placement of $125.0 million principal amount of 2.25% Senior Subordinated Convertible notes due in 2008.

H. Commitments and Contingencies

Legal Claims

Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. vs Tekelec

     In August 2000, Alcatel USA, Inc. and Alcatel USA Sourcing, L.P.(collectively, “Alcatel”) filed a complaint against Tekelec in the United States District Court for the Eastern District of Texas, Sherman Division. The complaint alleged that Tekelec makes and sells products that infringe two patents owned by Alcatel Sourcing. The patents at issue relate to a system and method for application location register routing in a telecommunications network. Alcatel’s allegations relate to a particular software application offered by Tekelec as a feature on its STP for routing query messages in wireless networks. Alcatel sought a permanent injunction enjoining the Company from infringing the patents at issue, unspecified general and exemplary damages, and an award of costs.

     In September 2000, Tekelec filed an answer and counterclaim to Alcatel’s complaint denying Alcatel’s claims of infringement and raising several affirmative defenses. Tekelec asserted several counterclaims against Alcatel seeking declaratory relief that Tekelec has not infringed the Alcatel patents and that such patents are invalid and unenforceable. Tekelec defended the action vigorously, asserting defenses to Alcatel’s claims on the grounds of invalidity, non-infringement and inequitable conduct by Alcatel.

     In April 2002, Tekelec filed a motion for summary judgment for non-infringement and Alcatel filed a motion for summary judgment for infringement. The Court referred both motions to the Magistrate Judge for consideration. After a hearing on both motions before the Magistrate Judge, in May 2002 the Magistrate Judge issued a report and recommendation of non-infringement in favor of Tekelec. After a hearing held in May 2003, the District Judge partially upheld and partially overruled the Magistrate Judge’s recommendation. By letter, the Judge indicated he would find summary judgment of non-infringement for Tekelec on some claims of the patents, but would deny summary judgment on other claims. The Court also indicated it would deny Alcatel’s Motion for Summary Judgment of infringement.

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

     In August 2003, the Magistrate Judge heard and subsequently denied cross-motions for summary judgment filed by Alcatel and Tekelec on the Company’s defenses of invalidity and inequitable conduct.

     In September 2003, Tekelec and Alcatel reached a settlement under which Tekelec received from Alcatel, in exchange for the payment by Tekelec of a lump sum, a license under the patents-in-suit and under other related patents, as well as a covenant not to sue for other unrelated patents which had been asserted against an affiliate of Tekelec. The lawsuit has been dismissed with prejudice. The terms of the settlement are confidential.

Lemelson Medical, Education and Research Foundation, Limited Partnership vs. Tekelec

     In March 2002, the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) filed a complaint against thirty defendants, including us, in the United States District Court for the District of Arizona. The complaint alleges that all defendants make, offer for sale, sell, import, or have imported products that infringe eighteen patents assigned to Lemelson, and the complaint also alleges that the defendants use processes that infringe the same patents. The patents at issue relate to computer image analysis technology and automatic identification technology. Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue, and we are currently investigating which products and/or processes might be subject to the lawsuit. At present, the lawsuit is stayed pending a non-appealable resolution of a lawsuit involving the same patents that is pending in the United States District Court for the District of Nevada. We currently believe that the ultimate outcome of the lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

Syndia Corporation

     In January 2002, Syndia Corporation (“Syndia”) sent a letter to us accusing Tekelec of infringing two patents and offering to license these and other patents to us. The patents at issue relate to integrated circuit technology. Syndia has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue, and we are currently investigating which products and/or processes might be subject to Syndia’s claims.

Indemnities, Commitments and Guarantees

     In the normal course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to our customers in connection with the sale of our products and licensing of our technology, indemnities for liabilities associated with the infringement of other parties’ technology based upon our products and technology, guarantees of timely performance of our obligations, and indemnities to our directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded a liability for these indemnities, commitments or guarantees in the accompanying balance sheets because future payment is not probable.

I. Stock-Based Compensation

     As of September 30, 2003, we have five stock-based employee compensation plans. We account for employee stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related FASB interpretation FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded, if on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

     To date, options have been granted at exercise prices that equal or exceed market value of the underlying common

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

stock on the grant date. However, we have modified certain option grants that did require remeasurement on the modification date and accordingly have resulted in stock-based compensation because the exercise prices were below the fair market value on the date of the modification. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

     SFAS No. 123 encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value for awards granted subsequent to December 31, 1995. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in related interpretations. However, in accordance with the disclosure only requirements of SFAS No. 123, we have computed the fair value of our stock option grants using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 85% and 90%, respectively, for 2003 and 2002, (iii) weighted average risk-free interest rates of 2.2% and 3.7% for 2003 and 2002, respectively, (iv) weighted average expected option lives of 5.0 and 4.9 years for 2003 and 2002, respectively, and (v) assumed forfeiture rate of 47% and 50% for 2003 and 2002, respectively.

     The following table illustrates the effect on stock-based compensation, net income (loss) in total and per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(thousands, except per share data)
Stock-based compensation, net of tax benefit:
As reported	$87	$53	$216	$159
Additional stock-based compensation expense determined under the fair value method	3,649	4,785	13,106	13,896

Pro forma	$3,736	$4,838	$13,322	$14,055

Net income (loss):
As reported	$8,450	$35,738	$11,174	$41,576
Less: additional stock-based compensation expense determined under the fair value method, net of tax benefit	3,649	4,785	13,106	13,896

Pro forma	$4,801	$30,953	$(1,932)	$27,680

Net income (loss) per share-basic:
As reported	$0.14	$0.59	$0.18	$0.69
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	0.06	0.08	0.21	0.23

Pro forma	$0.08	$0.51	$(0.03)	$0.46

Net income (loss) per share-diluted:
As reported	$0.13	$0.54	$0.17	$0.67
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	0.05	0.07	0.20	0.20

Pro forma	$0.08	$0.47	$(0.03)	$0.47

Weighted average number of shares outstanding:
Basic	61,206	60,407	61,057	60,249
Diluted	69,915	68,793	68,848	68,987

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

J. Operating Segment Information

     The Network Signaling (formerly Network Systems) operating segment develops, markets and sells our Eagle signaling products based on our high capacity Eagle 5 Signaling Application System (SAS) platform that has been expanded to include TekWare and TekServer architecture, a high-density, high-speed processing platform that is compatible with existing technology; the IP7 Secure Gateway, an SS7/IP gateway for signaling in converged networks, and other IP7 convergence products; Sentinel, a complete network monitoring and revenue assurance system; and network signaling products resulting from our acquisition of IEX, including the ASi 4000 Service Control Point, an advanced database server used for the provisioning of telephony applications.

     The Contact Center operating segment develops, markets and sells software-based solutions for call centers, including TotalView Workforce Management and TotalNet Call Routing.

     The Next-Generation Switching operating segment comprises Santera, a majority owned subsidiary of Tekelec. See Note B — Acquisition of Majority Interest in Santera. Santera develops next-generation switching technologies for network service providers. Santera’s portfolio of switching solutions allows network service providers to migrate their network infrastructure from circuit-based technology to packet-based technology. Santera’s product portfolio includes SanteraOne, a carrier-grade, integrated voice and data switching solution which delivers applications like IXC tandem, Class 4/5, PRI offload, packet/cell switching and Voice over Broadband services.

     As discussed in Note C — Disposition of Network Diagnostics Business, we sold the Network Diagnostics operating segment and the Japan Diagnostics operating segment, (collectively “NDD”) in August 2002. NDD is reflected as a discontinued operation and accordingly the historical operating segment data has been restated to exclude the discontinued operation.

     Our operating segments and geographical information are as follows (in thousands):

Operating Segments

	Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Network Signaling	$56,823	$62,815	$156,349	$171,958
Contact Center	9,350	10,729	26,529	29,960
Next-Generation Switching(1)	4,574	—	5,797	—

Total revenues	$70,747	$73,544	$188,675	$201,918

	Income from Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Network Signaling	$22,734	$20,993	$47,156	$47,618
Contact Center	3,662	4,664	9,397	12,018
Next-Generation Switching(1)	(9,960)	—	(13,976)	—
General Corporate(2)	(12,724)	(10,373)	(36,145)	(32,906)

Total income from operations	$3,712	$15,284	$6,432	$26,730

(1)	Results for Next-Generation Switching are for the period subsequent to June 10, 2003, the acquisition date of Santera.

(2)	General Corporate includes acquisition-related charges and amortization of $3,364 and $2,800 for the three months ended September 30, 2003 and 2002, respectively, and $11,961 and $8,400 for the nine months ended September 30, 2003 and 2002, respectively.

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

Enterprise-Wide Disclosures

     The following table sets forth, for the periods indicated, revenues from external customers by principal product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Network Signaling	$56,823	$62,815	$156,349	$171,958
Contact Center	9,350	10,729	26,529	29,960
Next-Generation Switching	4,574	—	5,797	—

Total	$70,747	$73,544	$188,675	$201,918

     The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

North America	$60,620	$53,012	$156,143	$164,649
Europe	3,752	15,371	12,182	21,662
Rest of World	6,375	5,161	20,350	15,607

Total revenues from external customers	$70,747	$73,544	$188,675	$201,918

     The following table sets forth, for the periods indicated, long-lived assets by geographic area in which we hold assets:

	September 30,	December 31,
	2003	2002

United States	$153,311	84,064
Other	1,039	857

Total long-lived assets	$154,350	84,921

     Sales to one customer accounted for 11% of revenues for the three and nine months ended September 30, 2003 and included sales from all operating segments. Sales to another other customer accounted for 11% of the revenues for the nine months ended September 30, 2003 and included sales from both the network signaling and contact center operating segments. A third customer accounted for 15% of revenue for the three months ended September 30, 2003 and included sales from the network signaling and contact center operating segments.

     Sales to two customers individually accounted for 12% and 10% of revenues for the three months ended September 30, 2002 and included sales from the network signaling and contact center operating segments. There were no customers accounting for 10% or more of revenues for the nine months ended September 30, 2002.

Tekelec
Notes to Consolidated Financial Statements
(unaudited)

K. Earnings Per Share

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2003 and 2002:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(thousands, except per share data)
For the Three Months Ended September 30, 2003:
Basic EPS	$8,450	61,206	$0.14
Effect of Dilutive Securities — Stock Options and Warrants	—	2,348
Effect of “if-converted” method applied to Convertible Note	591	6,361

Diluted EPS	$9,041	69,915	$0.13

For the Three Months Ended September 30, 2002:
Basic EPS	$35,738	60,407	$0.59
Effect of Dilutive Securities — Stock Options and Warrants	—	780
Effect of “if-converted” method applied to Convertible Note	1,498	7,606

Diluted EPS	$37,236	68,793	$0.54

For the Nine Months Ended September 30, 2003:
Basic EPS	$11,174	61,057	$0.18
Effect of Dilutive Securities — Stock Options and Warrants	—	1,430
Effect of “if-converted” method applied to Convertible Note	684	6,361

Diluted EPS	$11,858	68,848	$0.17

For the Nine Months Ended September 30, 2002:
Basic EPS	$41,576	60,249	$0.69
Effect of Dilutive Securities — Stock Options and Warrants	—	1,132
Effect of “if-converted” method applied to Convertible Note	4,463	7,606

Diluted EPS	$46,039	68,987	$0.67

     For the three and nine months ended September 30, 2003, the calculation of earnings per share includes, for the purposes of the calculation, the add-back to net income of $591 and $684, respectively, for assumed after-tax interest cost related to the convertible debt using the “if-converted” method of accounting for diluted earnings per share. The weighted average number of shares outstanding for the three and nine months ended September 30, 2003 includes 6,361 shares related to the convertible debt using the “if-converted” method.

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

     Our logo, IEX, and Eagle are registered trademarks of Tekelec. Tekelec, IP7, IP7 Secure Gateway, ASi 4000, VXi, TekWare, TekServer, TotalView, and TotalNet are trademarks of Tekelec. SanteraOne is a registered trademark of Santera, our majority owned subsidiary.

Overview

     Our product offerings are currently organized into three distinct product lines: network signaling, contact center, and next-generation switching.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:

	Percentage of Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	20.5	22.4	23.3	25.9
Amortization of purchased technology	4.2	3.4	4.3	3.8

Gross profit	75.3	74.2	72.4	70.3

Research and development	29.2	22.1	27.1	22.4
Selling, general and administrative	40.0	30.8	39.6	34.1
Acquired in-process research and development	—	—	1.6	—
Amortization of intangible assets	0.8	0.5	0.7	0.6

Total operating expenses	70.0	53.4	69.0	57.1

Income from operations	5.3	20.8	3.4	13.2
Interest and other income (expense), net	(2.3)	(1.6)	(1.8)	(0.8)

Income from continuing operations before provision for income taxes	3.0	19.2	1.6	12.4
Provision for income taxes	7.0	6.5	4.1	4.2

Income (Loss) from continuing operations before minority interest	(4.0)	12.7	(2.5)	8.2
Minority interest	11.3	—	6.7	—

Income from continuing operations	7.3	12.7	4.2	8.2
Loss from discontinued operation	—	(2.6)	—	(1.6)
Gain from sale of discontinued operation	4.6	38.5	1.7	14.0

Net income	11.9%	48.6%	5.9%	20.6%

     The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

	Percentage of Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Network Signaling	80%	85%	83%	85%
Contact Center	13	15	14	15
Next-Generation Switching	7	—	3	—

Total	100%	100%	100%	100%

     The following table sets forth for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

	Percentage of Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

North America	86%	72%	83%	81%
Europe	5	21	6	11
Rest of World	9	7	11	8

Total	100%	100%	100%	100%

Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002

     Revenues. Our revenues decreased by $2.8 million, or 4%, during the third quarter of 2003 due to lower sales in both our network signaling and contact center operating segments.

     Revenues from network signaling products decreased by $6.0 million, or 10%, due to lower revenues primarily from Eagle STP systems and secondarily to lower local number portability products, partially offset by higher sales of Eagle STP upgrades and extensions.

     Revenues from contact center products decreased by $1.4 million, or 13%, as a result of decreased sales of all contact center products.

     Revenues from next-generation switching products during the third quarter of 2003 were $4.6 million, reflecting the addition of sales of next-generation products following the June 2003 closing of our acquisition of a majority interest in Santera.

     Revenues in North America increased by $7.6 million, or 14%, due to higher sales of Eagle STP systems. Revenues in Europe decreased by $11.6 million, or 76%, due to lower Eagle STP product sales. Rest of world revenues increased by $1.2 million, or 24%, due primarily to higher Eagle STP product sales and secondarily to higher Sentinal product sales.

     A significant portion of our revenues in each quarter results from orders that are received in that quarter, and are difficult to predict. Further, we typically generate a significant portion of our revenues for each quarter in the last month of the quarter. We establish our expenditure levels based on our expectations as to future revenues, and if revenue levels were to fall below our expectations, then such shortfall would cause expenses to be disproportionately high. Therefore, a drop in near-term demand would significantly affect revenues, causing a disproportionate reduction in profits or even losses in a quarter.

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

     Gross Profit. Gross profit as a percentage of revenues increased to 75.3% in the third quarter of 2003 compared to 74.2% in the third quarter of 2002. The increase in gross profit in the third quarter of 2003 as compared to the third quarter 2002 was due primarily to a higher proportion of sales of Eagle STP upgrades and extensions and service agreements, which typically carry higher margins than our other signaling products.

     Research and Development. Research and development expenses increased overall by $4.4 million, or 27.0%, and increased as a percentage of revenues to 29.2% in the third quarter of 2003 from 22.1% in the third quarter of 2002. These increases were due primarily to an increase in salary and related expenses attributable to additional personnel and our acquisition of a majority interest in Santera (See Note B — Acquisition of a Majority Interest in Santera).

     We intend to continue to make substantial investments in product and technology development and believe that our future success depends in large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness.

     Selling, General and Administrative. Selling, general and administrative expenses increased by $5.7 million, or 25%, and increased as a percentage of revenues to 40.0% in the third quarter of 2003 from 30.8% in the third quarter of 2002. The increases were due primarily to our acquisition of a majority interest in Santera (See Note B — Acquisition of a Majority Interest in Santera) and secondarily to an increase in facility costs, consulting services related to Santera integration activities, and higher legal fees.

     Amortization of Intangible Assets. Amortization of intangible assets in the third quarter of 2003 increased by $143,000 to $543,000, and increased as a percentage of revenues to 0.8% for the third quarter of 2003 from 0.5% for the third quarter of 2002.

     Interest and Other Income (Expense), net. Interest expense decreased by $478,000, or 21%, due primarily to the June 2003 issuance of our convertible debt which carries an interest rate of 2.25% compared to the former convertible debt interest rate of 6.75%.

The former convertible debt was redeemed in July 2003. Interest income decreased $17,000 or 1% due to lower interest rates in 2003 compared to 2002.

     Income Taxes. The income tax provisions from continuing operations for the three months ended September 30, 2003 and 2002 were $2.1 million and $14.1 million, respectively, and reflected the effect of non-deductible acquisition-related costs, partially offset by benefits of $557,000 and $1.1 million for the third quarter of 2003 and 2002, respectively. Excluding the effect of acquisition-related items and Santera’s 2003 operating results, estimated effective tax rates of 34% and 35% were applied for the three-month periods ended September 30, 2003 and 2002, respectively, and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income.

     Minority Interest. Minority interest represents the losses of Santera allocable to Santera’s minority shareholders.

Nine Months Ended September 30, 2003 Compared with the Nine Months Ended September 30, 2002

     Revenues. Our revenues decreased by $13.2 million, or 7%, during the nine months ended September 30, 2003 due to lower sales in both our network signaling and contact center operating segments.

     Revenues from network signaling products decreased by $15.6 million, or 9%, due primarily to lower sales of Eagle STP products and secondarily to lower sales of Sentinel products partially offset by higher revenues from Eagle STP upgrades and extensions and customer service agreements.

     Revenues from contact center products decreased by $3.4 million, or 12%, as a result of decreased sales of all contact center products.

     Revenues from next-generation switching products were $5.8 million reflecting the addition of sales of next-generation switching products following the June 2003 closing of our acquisition of a majority interest in Santera.

     Revenues in North America decreased by $8.5 million, or 5%, due to lower sales of all products other than network signaling and contact center customer extended warranties. Revenues in Europe decreased by $9.5 million, or 44%, due primarily to lower sales of Eagle STP products. Rest of world revenues increased by $4.7 million, or 30%, due primarily to higher sales of Eagle STP products.

     Gross Profit. Gross profit as a percentage of revenues increased to 72.4% in the nine months ended September 30, 2003 compared to 70.3% in the nine months ended September 30, 2002. The increase in gross margins in 2003 as compared to 2002 was due primarily to a higher proportion of 2003 sales of Eagle STP upgrades and extensions and service agreements in 2003, which typically carry higher margins than sales of our other signaling products.

     Research and Development. Research and development expenses increased overall by $6.0 million, or 13.4%, and increased as a percentage of revenues to 27.1% in the nine months ended September 30, 2003 from 22.4% in the nine months ended September 30, 2002. The increase in 2003 was due primarily to an increase in salary and related expenses attributable to additional personnel as well as our acquisition of a majority interest in Santera (See Note B — Acquisition of a Majority Interest in Santera).

     Selling, General and Administrative. Selling, general and administrative expenses increased by $5.8 million, or about 8.4%, and increased as a percentage of revenues to 40.0% in the nine months ended September 30, 2003 from 39.6% in the nine months ended September 30, 2002. The increase in 2003 was due primarily to our acquisition of a majority interest in Santera (See Note B — Acquisition of a Majority Interest in Santera) and secondarily to increased facility costs and higher insurance premiums incurred in 2003.

     Acquired In-Process Research and Development. Acquired in-process research and development expense of $2.9 million in the first nine months of 2003 represents the write-off in the second quarter of acquired in-process research and development related to the Santera acquisition. See Note B — Acquisition of Majority Interest in Santera.

     Amortization of Intangible Assets. Amortization of intangible assets increased by $168,000 to $1.4 million, and increased as a percentage of revenues to 0.7% for the nine months ended September 30, 2003 from 0.6% for the nine months ended September 30, 2002.

     Interest and Other Income (Expense), net. Interest expense increased by $810,000, or 11.8%, for the nine months ended September 30, 2003 compared to 2002, due primarily to the June 2003 issuance of our convertible debt that was outstanding concurrently with our former convertible debt that was redeemed in July 2003. Interest income decreased by $326,000, or 6.7%, due to lower interest rates in 2003 compared to 2002.

     Income Taxes. The income tax provisions for the nine months ended September 30, 2003 and 2002 were $7.6 million and $8.4 million, respectively, and reflected the effect of non-deductible acquisition-related costs and amortization, partially offset by a benefit of $2.6 million and $3.2 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of acquisition-related items and Santera’s 2003 operating results, estimated effective tax rates of 34% and 35% were applied for the nine-month periods ended September 30, 2003 and 2002, respectively, and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income.

     Minority Interest. Minority interest represents the losses of Santera allocable to Santera’s minority shareholders.

Liquidity and Capital Resources

     During the nine months ended September 30, 2003, cash and cash equivalents increased by $5.6 million to $167.7 million, including net purchases of $34.8 million of short-term and long-term available-for-sale securities. Operating activities, net of the effects of exchange rate changes on cash, provided $28.2 million. Financing activities, which represented proceeds from the issuance of our common stock upon the exercise of options and warrants, the issuance of our convertible notes and the retirement of our former convertible notes, used $5.2 million, and investing activities, excluding the net purchases of short-term and long-term available-for-sale securities, provided $6.1 million primarily due to cash included in the assets of Santera, partially offset by capital expenditures.

     Cash flows from operating activities were comprised mainly of net income adjusted for depreciation and amortization, a decrease in accounts receivable and an increase in deferred revenue. Net accounts receivable decreased by 28% during the first nine months of 2003 primarily due to strong collections activity. Deferred revenue increased by 12% during the nine months ended September 30, 2003 primarily due to an increase in transactions pending completion of acceptance or delivery requirements and higher extended warranty service billings, which are deferred and recognized ratably over the warranty period.

     Net capital expenditures of $4.0 million during the first nine months of 2003 represented the planned addition of equipment principally for research and development and manufacturing operations.

     We have a $20.0 million line of credit that is collateralized by substantially all of our assets, excluding the assets of Santera, bears interest at or, in some cases, below the lender’s prime rate (4.0% at June 30, 2003), and expires on August 31, 2004, if not renewed. Under the terms of this credit facility, we are required to maintain certain financial ratios and meet certain net worth and indebtedness tests. We believe we are in compliance with these requirements. There have been no borrowings under this credit facility.

     As a result of the Santera transaction (see note B — Acquisition of Majority Interest in Santera) we have two notes payable to U.S. financial institutions. One of the notes has an outstanding balance of $3.7 million and is secured by the assets purchased under the note, bears interest at 10% and matures in February 2005. The second note for $3.5 million is secured by the assets purchased under the note and substantially all of Santera’s assets, excluding the assets secured under the $3.7 million note, bears interest at 6.36% and matures in November 2005. Under the terms of this facility, we are required to maintain certain financial reporting covenants. We believe we are in compliance with these requirements.

     In November 1999, we completed the private placement of $135.0 million principal amount at maturity of 3.25% Convertible Subordinated Discounted notes due in 2004, issued at 85.35% of their face amount (equivalent to gross proceeds of approximately $115.2 million at issuance before discounts and expenses). The discounted notes were called and subsequently redeemed on July 19, 2003.

     In June 2003, we completed the private placement of $125.0 million principal amount of 2.25% Senior Subordinate Convertible notes due in 2008.

     We believe that our existing working capital, funds generated through operations, and our current bank lines of credit will be sufficient to satisfy our operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

Recent Accounting Pronouncements

     In February 2003, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue No. 00-21 did not have a material impact on our financial position, results of operations or cash flows.

     In April 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging.Activities.” SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Currently, we do not enter into these types of transactions and therefore this pronouncement did not have an impact on our financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that under previous guidance could be classified as equity, or “mezzanine” equity, by now requiring those instruments to be classified as liabilities in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations, or cash flows.

     In January 2003, FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” The Interpretation clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interest entities created after January 31, 2003. On October 8, 2003, the FASB deferred the implementation date of Interpretation No. 46 from the third quarter of 2003. The adoption of Interpretation No. 46 will not have a material impact on our financial position, results of operations, or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes for the nine-month period ended September 30, 2003. For a further discussion of the quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is a party to various legal proceedings that are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “Annual Report”) and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 (the “Quarterly Reports”). The following information supplements the information concerning the Company’s legal proceedings disclosed in the Annual Report and the Quarterly Reports:

Alcatel USA, Inc. and Alcatel USA Sourcing, L.P. vs Tekelec

     In August 2000, Alcatel USA, Inc. and Alcatel USA Sourcing, L.P.(collectively, “Alcatel”) filed a complaint against Tekelec in the United States District Court for the Eastern District of Texas, Sherman Division. The complaint alleged that Tekelec makes and sells products that infringe two patents owned by Alcatel Sourcing. The patents at issue relate to a system and method for application location register routing in a telecommunications network. Alcatel’s allegations relate to a particular software application offered by Tekelec as a feature on its STP for routing query messages in wireless networks. Alcatel sought a permanent injunction enjoining the Company from infringing the patents at issue, unspecified general and exemplary damages, and an award of costs.

     In September 2000, Tekelec filed an answer and counterclaim to Alcatel’s complaint denying Alcatel’s claims of infringement and raising several affirmative defenses. Tekelec asserted several counterclaims against Alcatel seeking declaratory relief that Tekelec has not infringed the Alcatel patents and that such patents are invalid and unenforceable. Tekelec defended the action vigorously, asserting defenses to Alcatel’s claims on the grounds of invalidity, non-infringement and inequitable conduct by Alcatel.

     In April 2002, Tekelec filed a motion for summary judgment for non-infringement and Alcatel filed a motion for summary judgment for infringement. The Court referred both motions to the Magistrate Judge for consideration. After a hearing on both motions before the Magistrate Judge, in May 2002 the Magistrate Judge issued a report and recommendation of non-infringement in favor of Tekelec. After a hearing held in May 2003, the District Judge partially upheld and partially overruled the Magistrate Judge’s recommendation. By letter, the Judge indicated he would find summary judgment of non-infringement for Tekelec on some claims of the patents, but would deny summary judgment on other claims. The Court also indicated it would deny Alcatel’s Motion for Summary Judgment of infringement.

     In August 2003, the Magistrate Judge heard and subsequently denied cross-motions for summary judgment filed by Alcatel and Tekelec on the Company’s defenses of invalidity and inequitable conduct.

     In September 2003, Tekelec and Alcatel reached a settlement under which Tekelec received from Alcatel, in exchange for the payment by Tekelec of a lump sum, a license under the patents-in-suit and under other related patents, as well as a covenant not to sue for other unrelated patents which had been asserted against an affiliate of Tekelec. The lawsuit has been dismissed with prejudice. The terms of the settlement are confidential.

IEX Corporation vs. Blue Pumpkin Software, Inc.

     In January 2001, IEX Corporation, our wholly owned subsidiary (“IEX”), filed suit against Blue Pumpkin Software, Inc., in the United States District Court for the Eastern District of Texas, Sherman Division. In its complaint, IEX asserted that certain of Blue Pumpkin’s products and services infringe United States Patent No. 6,044,355 (the “’355 Patent”) held by IEX. In the suit, IEX seeks damages and an injunction prohibiting Blue Pumpkin’s further infringement of the patent. In February 2001, Blue Pumpkin responded to IEX’s suit denying that Blue Pumpkin infringes IEX’s patent and asserting that such patent is invalid. Blue Pumpkin filed a motion for summary judgment in April 2003. In July 2003, a magistrate judge recommended that the District Court enter summary judgment in favor of Blue Pumpkin. On October

10, 2003, the District Court adopted the recommendation of the magistrate judge and granted summary judgment that Blue Pumpkin’s products do not infringe the ‘355 Patent. On November 5, 2003, IEX filed its notice of appeal of the summary judgment to the Federal Circuit Court of Appeals. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

     In June 2003, we issued and sold $125,000,000 principal amount of our 2.25% Senior Subordinated Convertible Notes due 2008 (the “Notes”). The Notes were issued in a private offering in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The initial purchaser of the Notes was Morgan Stanley & Co. Incorporated, which resold the Notes to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The aggregate offering price of the Notes was $125,000,000, and the aggregate proceeds to Tekelec were $121,562,500 before expenses. The Notes mature on June 15, 2008, and are convertible prior to the close of business on their final maturity date into shares of our common stock at a conversion rate of 50.8906 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Santera Systems Inc. 2003 Employee Bonus Plan
10.2	Employment Offer Letter dated August 1, 2003 between the Registrant and Monty Johnson.
10.3	Amended 2003 Executive Officer Bonus Plan
31.1	Certification of President and Chief Executive Officer of Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of President and Chief Executive Officer and Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on From 8-K

(i)	On July 29, 2003, Registrant filed a Current Report of Form 8-K with the Commission with respect to its issuance of a press release announcing the Registrant’s 2003 second quarter financial results.
(ii)	On September 16, 2003, Registrant filed an amended Current Report on Form 8-K/A with the Commission that amended the Registrants Form 8-K filed with the Commission on June 11, 2003, to provide updated pro forma financial information for the six months ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC

November 13, 2003	/s/ Frederick M. Lax

Frederick M. Lax President and Chief Executive Officer (Duly authorized officer)

/s/ Paul J. Pucino

Paul J. Pucino Vice President and Chief Financial Officer (Principal financial and chief accounting officer)