Form 10-K
period 2003-12-31
TEKELEC
filed 2004-03-15
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 0-15135

Tekelec

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2746131 (I.R.S. Employer Identification No.)

26580 West Agoura Road, Calabasas, California (Address of principal executive offices)	91302 (Zip Code)

Registrant’s telephone number, including area code:

(818) 880-5656

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer.     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the Common Stock on June 30, 2003 as reported on The Nasdaq Stock Market, was approximately $529,069,837.

      The number of shares outstanding of the registrant’s Common Stock on March 1, 2004 was 62,158,654.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held on May 14, 2004 are incorporated by reference into Part III of this Annual Report.

TEKELEC

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2003

PART I

Item 1.	Business.

Overview

      Tekelec designs, manufactures, markets and supports network signaling products, switching solutions and selected service applications for telecommunications networks and contact centers. Our customers include telecommunications carriers, network service providers, and contact center operators.

      Our network signaling products help direct and control voice and data communications. They enable carriers to control, establish and terminate calls. They also enable carriers to offer intelligent services, which include any services other than the call or data transmission itself. Examples include familiar products such as call waiting, caller ID, voice messaging, toll free calls (e.g., “800” calls), prepaid calling cards, text messaging and local number portability. Some of our network signaling products also allow the monitoring and surveillance of network elements while the network is in operation and deliver revenue assurance features such as fraud protection.

      Our contact center products provide workforce management and intelligent call routing systems for single and multiple site contact centers. We sell our contact center products primarily to customers in industries with significant contact center operations such as financial services, telecommunications and retail.

      Our next-generation switching products are focused primarily on creating and enhancing next-generation switching solutions for both traditional (TDM-based) and new (Packet-based) Class 4, Class 5, and wireless applications. The switching portion of a network carries and routes the actual voice or data comprising a “call.” We believe that voice and data networks will increasingly interoperate, or converge. Network convergence should provide opportunities to expand the sales of our switching solutions which are designed specifically for converged networks.

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

Industry Background

      Usage of communications networks has expanded rapidly in recent years. Driving this trend has been the growth in demand for voice and data communications and wireless connectivity, deregulation and the emergence of new competitors, services and technologies.

      Growth in data traffic has been driven by the increase in the number of businesses and consumers that use the Internet and by the adoption of broadband access technologies. According to International Data Corp., an independent market research firm, the volume of Internet traffic generated by end users worldwide will increase from 180 petabits (1 petabit = 1 million gigabits) per day in 2002 to 5,175 petabits per day by the end of 2007. The number of wireless subscribers has also grown rapidly in recent years and is expected to exceed 1.75 billion subscribers by 2007, according to a study released in September 2003 by the Yankee Group, a research consulting firm.

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

      Deregulation has also spurred the offering of intelligent services. The Telecommunications Act of 1996 mandates that subscribers of U.S. telephone service be given the option of changing their local service provider while retaining their local phone number. Several European and Asian countries have also recently adopted or are considering adopting similar number portability requirements to allow subscribers to retain their telephone numbers while changing service providers. In November 2003, the Federal Communications Commission (“FCC”) regulation mandating that wireless customers in the U.S. be offered this same option was finally implemented, after several years of delay.

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

      In 2003, a generally improving economy and improved capital market conditions contributed to a broad turnaround in the financial condition of many telecom equipment providers. While wireline service providers generally continued to experience access line losses and flat to declining revenues, wireless service providers experienced strong subscriber growth and increased end-user adoption of wireless data services and applications. In order to improve their competitive position relative to their wireless competitors, and in order to lower operating costs, a number of Tier 1 carriers announced their intentions or definitive plans to implement packet switching technology, generally referred to as Voice over Internet Protocol (VoIP). These factors combined to allow equipment suppliers focused on wireless infrastructure and VoIP infrastructure to perform particularly well.

      While future capital spending trends are difficult to predict, industry analysts expect capital spending on telecommunications equipment to increase modestly in 2004 from 2003 levels across all service provider segments.

Challenges Service Providers Face

      To compete in today’s environment, service providers are seeking to expand and differentiate their products and services while lowering their costs. This has increased demand for technologies that enable the rapid creation and delivery of innovative services on existing and converged networks. Some of the key challenges that service providers face include:

•	expanding and/or upgrading their signaling network to support new and enhanced services, and growing volumes of signaling traffic, particularly on signaling-intensive wireless networks which generate several times the amount of signaling traffic as wireline networks;

•	building and managing networks that can cost-effectively support circuit and packet network convergence; and

•	monitoring increasingly complex networks.

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

      Signaling Links — A signaling link is a physical or logical connection or channel between any two different parts of the signaling portion of the network, or a connection or channel between the signaling portion of the network and the switching portion of the network. To create additional network capacity to accommodate increases in signaling traffic, additional links must be added to signal transfer points, or new signal transfer points must be added. Traditionally, signaling links have operated on dedicated circuit facilities. Newer network architectures support signaling over packet transmission technologies such as IP or ATM.

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

Unique Signaling Requirements of Wireless Networks

      Wireless networks generate substantially more signaling traffic than fixed line networks due to additional SS7 features inherent in wireless telephony such as mobile registrations, roaming, and handoffs between cellular equipment. As a result, wireless operators generally invest in SS7-related equipment, such as signal transfer points, more frequently than fixed line carriers to accommodate the unique signaling demands of mobile telephony. In addition, rapid growth in wireless minutes of use and increased popularity of wireless services enabled by signaling networks such as voice mail and text messaging have led to a significant increase in SS7 traffic on mobile networks in recent years, which has created a need for high capacity signaling infrastructure. Driving the higher usage in wireless networks, particularly in the United States, are flat rate pricing plans that feature no additional charges for long distance calls. Innovative service offerings like camera phones, the increasing popularity of family calling plans, and continued wireline to wireless substitution are also contributing to renewed subscriber growth. Wireless usage is expected to continue to increase in the coming years, which will create further demand for signaling infrastructure.

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

      Media Gateway Controller — A media gateway controller, frequently called a softswitch or call agent, is a specialized computer that provides the intelligence, or call control, to direct switching. It controls one or more voice/data switches called media gateways.

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

      SIP Server — A SIP server is a session control platform for voice-over-packet networks. Interoperating with media gateway controllers, the SIP server provides the foundation for initiating and terminating sessions as well as service delivery within a pure-packet, signaling network.

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

The Tekelec Solution

      We are a leading designer and developer of telecommunications signaling infrastructure, packet telephony solutions, and service applications. Our network signaling products are widely deployed in traditional and next-generation, or “converged” wireline and wireless networks and contact centers worldwide. Our systems assist our customers in meeting their primary challenges in the competitive telecommunications environment; differentiating their offerings and lowering network costs. We offer signaling and packet telephony systems and services to enable the delivery of intelligent services and facilitate convergence of voice and data networks. We believe that our open, standards-based solutions are highly reliable and enable operators to more cost-effectively manage their networks and offer intelligent services.

      Our Eagle 5 Signaling Application System (“SAS”); the latest release of our STP product, and previous versions of the Eagle STP, have been widely deployed and, according to market research firms, have achieved leading market share in North America. We are expanding our global operations to increase our market share in international markets within Europe, Latin America, Asia Pacific and other parts of the world. The Eagle 5 SAS offers high capacity and throughput, reliability and efficiency that support the growth of traffic and demand for intelligent services in service provider networks. The reliability of our products enable us to offer service providers solutions that reduce their total cost of ownership of network signaling products. Our Eagle products meet industry standards for 99.999% reliability and less than three minutes of unscheduled downtime per year. We also offer a feature of Eagle that enables our Eagle 5 to support SS7 signaling into Internet Protocol (IP) networks and to realize substantial efficiencies inherent in IP networks.

      Use of our SS7-over-IP solutions results in a substantial increase in signaling efficiency by enabling SS7 signaling over IP at faster rates than traditional SS7 signaling. Customers may choose to deploy the Eagle 5 with SS7-over-IP capability to gain signaling efficiencies, among other benefits, as a precursor to deploying a complete packet telephony switch as a circuit switch replacement. In addition, customers of our SS7 products may upgrade their existing solutions to enable SS7 signaling over IP. The upgrade enables them to preserve the value of their existing SS7 infrastructure and makes them fully capable of facilitating interoperability between circuit and next-generation packet networks.

      In June 2003, we acquired a controlling ownership interest in Santera Systems (“Santera”), a privately held company, founded in 1998, with a core competency in packet switching. Santera’s principal product, the SanteraOne, is an integrated voice and data switching solution, capable of simultaneously delivering full-featured IXC Tandem, Class 4 and Class 5 functionality, as well as additional revenue-generating data services. With both TDM and packet fabrics, SanteraOne is a cost-effective alternative for either TDM only or TDM/ data centric applications. The switch enables a smooth migration from traditional circuit-based networks to next-generation packet-based technology.

      The flexibility of SanteraOne allows it to simultaneously perform different roles, from a full-featured IXC Tandem, Class 4/5 TDM switch to a full-featured data switching platform, while still maintaining a carrier grade level of reliability.

Business Strategy

      Our objective is to be a premier supplier of network infrastructure products for existing and next-generation converged voice and data communications networks. We intend to focus on the market opportunities arising from the convergence of voice and data communications and to apply our technology to develop next-generation networking products and services for such communications networks. In order to achieve this goal we intend to leverage our established expertise in SS7 technology and our resultant Signaling Transfer Point (STP) market position and customer relationships. Our strategy is to establish and maintain technology leadership with respect to next-generation networking, take advantage of the market discontinuities provided for through the adoption of next-generation networking technology, expand globally, seek continued operating improvements, and pursue new market segments and additional strategic relationships. Key elements of our strategy to achieve this objective include:

      Maintaining Technology Leadership. We believe that one of our core competitive strengths is the breadth of our knowledge and expertise in communications technologies, particularly in SS7 and related signaling technologies. We have developed this expertise over more than a decade. We intend to enhance our existing products and to develop new products by continuing to make significant investments in research and development. As part of our commitment to technology leadership, we have developed the Transport Adapter Layer Interface (TALI), an Internet Protocol signaling interface that enables the transport of signaling messages using the Internet Protocol. We have made available the TALI source code free of charge to the industry, and have entered into TALI licensing agreements with more than 200 companies, several of which are using the interface in live networks. We also support other IP signaling protocols, including the Internet Engineering Task Force SIGTRAN suite of signaling protocols for next-generation network connectivity. We have also assumed a leadership role within the Softswitch Consortium, an industry organization created for global cooperation and coordination in the development of open standards and interoperability for packet networks.

      Targeting the Convergence of Voice and Data Networks. We are continuing to invest significantly to develop signaling and call control products and features that enable the convergence of voice and data communications networks. The acquisition in June of a majority interest in Santera Systems allows Tekelec to offer customers a complete next-generation switching solution, including a signaling gateway, media gateway controller, and media gateway. We believe our pursuit of this new market opportunity leverages our expertise in signaling and call control and will enhance the market potential for our traditional solutions by ensuring that customers who invest in Tekelec equipment can be upgraded to perform in converged voice and data networks.

      Expanding Globally. We are increasingly pursuing international opportunities, primarily through our European sales and support office in the United Kingdom and by opening additional international sales offices. We recently established customer service offices in Brazil, France, India, and Mexico in addition to sales offices in Russia and Spain. We continue to operate sales and customer service offices in Singapore and China. Our European sales efforts have resulted in significant expansion in our customer base, including Orange Personal Communications Systems, Bouygues Telecom, the Cegetel Group mobile subsidiary SFR, Cable & Wireless, British Telecom, and Vodafone. In India, we have added three leading Indian operators as customers, Reliance Infocomm, Tata, and Bharti Enterprises. India is one of the fastest growing telecommunications markets in the world, more than doubling its total number of wireless subscribers in 2003, compared to 2002. Analysts expect the Indian mobile market to surpass 50 million subscribers in 2004. The increasing implementation of number portability in Europe and other regions is expected to result in increasing demand for SS7 network elements such as Signal Transfer Points (STPs) to accommodate the increase in signaling traffic, and number portability solutions, such as those offered by Tekelec, to facilitate the deployment of number portability.

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

      Pursuing Additional Strategic Relationships, Original Equipment Manufacturers (OEM) Partners and Acquisitions. We intend to seek additional strategic relationships, including original equipment manufacturer partners, referral arrangements, teaming agreements, distribution agreements and acquisition candidates. Our existing strategic relationships include technology development and OEM relationships with Alcatel and BroadSoft; technology development and marketing relationships with Harris, Telcordia and Nortel; a collaboration agreement with Alcatel; and distribution relationships with Mercury (formerly Daewoo) and numerous other product distributors.

      Pursuing New Market Segments. We intend to continue our strategy of internally developing and acquiring products in order to enter new market segments. A number of products currently under development will enable us to serve new and emerging next-generation networking markets. On February 25, 2004, we announced that we entered into a definitive agreement to purchase Taqua, Inc., a leading privately-held provider of next-generation Class 5 packet switching systems, located in Richardson, Texas. Taqua brings to Tekelec a market-leading Class 5 switching solution optimized for the small switch service provider market. This complements our existing SanteraOne platform which is optimized for the mid to large size Class 4, Class 5 and wireless markets.

      Seeking Additional Opportunities to Provide Upgrades, Extensions and Service Agreements. We intend to leverage our strong customer relationships to seek opportunities to better serve our customers’ needs in the future. In particular, we will continue to develop and market software upgrades, link extensions, extended service agreements and other enhancements as a means to pursue repeat business opportunities. Such products and services accounted for over 60% of revenues in our network signaling division in 2003.

Products

      We currently offer products in three broad categories: network signaling products, contact center products and next-generation switching products.

Network Signaling Products (formerly Network Systems)

      Our principal network signaling products are described below:

Product	Description

Eagle 5 Signaling Application System
Our EAGLE 5 Signaling Application System (EAGLE 5 SAS) is a multi-disciplined, high-capacity, highly flexible, and highly reliable signaling platform designed to be the heart of the mobile, fixed line and IP networks of today and tomorrow. EAGLE 5 SAS provides solutions in five functional areas: Signal Transfer, Signaling Gateway, Number Portability, Data Acquisition, and Integrated Applications. The Signal Transfer Function is tailored to the global CCS7 switching needs of wireline carriers, network service providers and wireless operators, among others. It offers high capacity and throughput, features a fully distributed, standards-based, open architecture and is scalable from 2 to 2,000 links with growth up to 7,000 links. The Signaling Gateway Function can provide signaling information to media gateway controllers and IP-signaling enabled SCPs in multiple locations. It can deliver these services in multi-protocol, multi-vendor converged networks or in circuit switched networks that deploy signaling over IP primarily to realize economic benefits. It provides the capability for next generational IP signaling, and bridges the gap between legacy networks and next-generation Packet Telephony capabilities.
The EAGLE 5 SAS platform also provides a complete line of fully integrated “EAGLE 5” database and advanced routing applications, deployment of advanced value-added applications and data mining capabilities as described below.
The Number Portability function introduces solutions for wireline and wireless networks worldwide with a combination of capacity and performance. The Data Acquisition function provides a base for Revenue Gateway, Fraud Protection and other capabilities within a signaling network. The Integrated Applications Function delivers mediation, mobility, and Intelligent Network applications.
Tekware Applications	Our TekWare family of communication services applications is designed to assist service providers in migrating services as they roll out converged network technologies. TekWare applications not only satisfy the service implementation needs in the current network technologies, they also enable service implementation in the converged network environment. Service providers can deploy TekWare applications immediately for IN-based TDM SS7 networks and can evolve the platform, as needed, to support converged network services. TekWare application products cover both wireline and wireless communication markets. The products offer traditional Intelligent Network-based service implementation as well as mediation based (triggerless) service implementation. The TekWare family consists of the following service applications:
• Business Applications: Business applications use signaling data that is rich in content to provide reports, statistics, real-time alerting, and event management to aid in controlling costs, stopping fraud loss, ensuring accurate revenue reporting, and creating new streams of revenue.

Product	Description

• ISS/ Security Applications: With signaling firewalls and unique security related software applications, we provide solutions to ensure that our customers’ networks will be secure from attack and, if an attack does occur, the tools to prevent collateral network damage.
• Network Services Applications: Network based applications enhance the operations of telecommunication networks. These applications improve network efficiencies; reduce network operating costs, as well as satisfy government network service mandates.
• End-user Services Applications: End-User-Services provide value added revenue generating services to basic voice in order to achieve higher Average Revenue per User (ARPU) and to assist our customers in maintaining and increasing their subscriber base.
• Messaging Applications: As an alternative form of communication, message based (text or graphic) communications has become very popular. Messaging applications assist the operators in managing message based traffic as well as providing value added services for increasing message-based revenue.
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

Contact Center Products

      Our contact center products provide planning, management and analysis tools for both single site and multiple site contact center environments. These tools help contact center managers deliver better, more consistent service to their customers while improving employee productivity and lowering operating costs.

Product	Description

TotalView	Our TotalView Workforce Management solution generates staffing schedules based on forecasted workloads and the availability and skills of contact center staff. It performs real-time monitoring and detailed analysis of contact center performance in both traditional and multi-channel contact center environments. The TotalView solution also offers the capability to easily integrate with the various systems and applications commonly found in the contact center to facilitate information exchange.
TotalNet	Our TotalNet Call Routing Solution for multiple site contact centers routes calls to multiple locations as if they were a single contact center and balances workload across contact center sites based on staffing levels, call volume and caller requirements. TotalNet also maintains contact center statistics and analyzes contact center operations.

Next-Generation Switching Products

      Our principal next-generation switching products are described below:

SanteraOne Family	The SanteraOne family of products includes a highly scalable Media Gateway Controller (OFX) with integrated Signaling Gateway and Media Server as well as a high density Media Gateway (BoX). The Media Gateway is capable of terminating and switching both TDM and packet voice traffic in Class 5, Class 4, and PRI offload applications.

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

      Our network signaling product development group is principally focused on addressing the requirements of the converged voice and data networks and on releasing new software versions to incorporate enhancements or new features or functionality desired by customers. This group also focuses on compliance with standards to enable the Eagle solutions to address additional domestic and international markets. In addition, we plan continued improvement of hardware components to improve their performance and capabilities.

      Our contact center product development activities are principally focused on expanding the capabilities of the contact center products, including the skills and multimedia scheduling capabilities of the TotalView Workforce Management product and the functionality of the TotalNet Call Routing product.

      Our next-generation switching product development group is focused primarily on creating and enhancing next-generation switching solutions for both traditional (TDM-based) and new (Packet-based) Class 5 and Class 4 global applications. The range of developments covers softswitching, multimedia media gateways, and application servers with a focus on compliance with national and international standards. Because our customers’ networks often have a mix of traditional and new technologies or because they have to interwork with a mix of traditional and new technologies, our solutions focus on providing a common platform for traditional TDM-voice, Voice over ATM (VoATM), and Voice over IP (VoIP).

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

      Distribution. We sell our products in the U.S. principally through our direct sales forces and indirectly through strategic relationships with various third parties. Our North America direct sales forces operate out of our regional offices located in California, Colorado, Georgia, Illinois, New Jersey, North Carolina, Virginia and Texas. Internationally, we sell our network signaling products through our direct sales force, sales agents and distribution relationships. We also sell direct from our wholly owned subsidiaries in the United Kingdom, Canada, Germany, France, Italy, Singapore, India, Mexico, Brazil and our sales offices in China and the Russian Federation.

Strategic Relationships. We believe that our current and future strategic relationships with leading communications system integrators will improve market penetration and acceptance for our network signaling and switching products. Many of these system integrators have long-standing relationships with public telecommunications carriers and provide a broad range of services to these carriers through their existing sales and support networks. We seek strategic relationships that:

•	enhance our presence and strengthen the our competitive position in our target markets;

•	offer products that complement our network signaling and switching solutions to provide value-added networking solutions; and

•	leverage our core technologies to enable communications equipment suppliers to develop enhanced products with market differentiation that can be integrated with Tekelec’s solutions.

      Our strategic relationships include:

•	an agreement with Harris whereby we will market and resell its operations, administration and maintenance network management system;

•	an exclusive distribution and OEM agreement with Mercury under which Mercury distributes our Eagle STP in South Korea;

•	agreements with the Call Center Professional Services groups of Verizon and SBC whereby those organizations market and resell the TotalView Workforce Management solution.

•	an agreement with Spatial Communications Technologies (“Spatial”) whereby Spatial acts as a reseller of Santera’s media gateways in the wireless market on an original equipment manufacturer basis.

      We believe that our strategic third party relationships provide us with additional opportunities to penetrate the network signaling and switching markets and demonstrate our strategic partners’ recognition of the technical advantages of our network products. Through our relationships with, among others, Alcatel, BroadSoft, Spatial, Harris and Mercury, we are enhancing our market presence and the ability to access leading network service providers. In general, these agreements can be terminated by either party on limited notice and, except for our agreement with Mercury, do not require minimum purchases. Although our current sales through these relationships are not significant, a termination of our relationship with, or the sale of competing products by, any of these strategic partners could adversely affect our future potential business and operating results.

      We believe that our ability to compete successfully in the network signaling and switching markets also depends in part on our distribution and marketing relationships with leading communications equipment suppliers and resellers. If we cannot successfully enter into these relationships on terms that are favorable to us or if we cannot maintain these relationships, our business may suffer.

Service, Support and Warranty

      We believe that customer service, support and training are important to building and maintaining strong customer relationships. We service, repair and provide technical support for our products. Support services include 24-hour technical support, remote access diagnostics and servicing capabilities, extended maintenance and support programs, comprehensive technical customer training, extensive customer documentation, field installation and emergency replacement. We also offer to our customers and certain resellers of our products technical training with respect to the proper use, support and maintenance of our products.

      We maintain an in-house repair facility and provide ongoing training and technical assistance to customers and international distributors and other resellers from our headquarters in Calabasas, California and certain U.S. regional offices. Our technical assistance centers in Morrisville, North Carolina, Plano, Texas and Egham, United Kingdom, support our network signaling and switching products on a 24 hour-a-day, seven day-a-week basis. Our technical assistance center in Richardson, Texas supports our contact center products.

In addition, Tekelec has invested in providing in-country service and support in Brazil, France, India, and Mexico.

      We also offer network implementation services in connection with our effort to supply a complete solution for signaling and switching telephony deployments, including products from our vendor partners. In such instances, we will offer specific service contracts to support the needs of our carrier customers that choose to migrate their network, for example, to packet technologies.

      We typically warrant our products against defects in materials and workmanship for one year after the sale and thereafter offer extended service warranties.

Customers

      Our customers include end users and marketing intermediaries. End users for our Network Signaling products consist primarily of network service providers, wireless network operators, interexchange carriers, competitive access providers, local exchange carriers and Regional Bell Operating Companies. Wireless service providers accounted for almost 60% of our network signaling revenue in 2003. End users for our next-generation switching products currently consist primarily of rural service providers, independent operating companies and competitive access providers. Our contact center solutions have been sold primarily to Fortune 500 companies, financial services companies and telecommunications carriers. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small percentage of our customers.

Backlog

      Backlog for our network signaling and next-generation switching products typically consists of contracts or purchase orders for both product delivery scheduled within the next 12 months and extended service warranty to be provided generally over periods of up to three years. Backlog for our contact center products typically consists of products and services ordered for delivery within the next 12 months. Primarily because of variations in the size and duration of orders we receive and customer delivery requirements, which may be subject to cancellation or rescheduling by the customer, our backlog at any particular date may not be a meaningful indicator of future financial results. Due to the decreasing relevance of this metric as an indicator of our overall financial health, we discontinued disclosing the backlog information effective with the first quarter of 2003.

      At December 31, 2002, our backlog amounted to approximately $182.7 million, of which $108.2 million related to network signaling service warranties. This compared to a backlog of approximately $176.0 million at December 31, 2001, of which $86.3 million related to network signaling service warranties.

      We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts.

Competition

      Network Signaling Products. The market for our network signaling products is competitive and has been highly concentrated among a limited number of dominant suppliers. We presently compete in the network signaling market with, among others, Alcatel, Nortel, Cisco Systems, Ericsson, Siemens and Huawei. We expect that competition may increase in the future from existing and new competitors.

      We believe that the principal competitive factors in the network signaling products market are product performance, scalability and functionality, product quality and reliability, customer service and support, price and the supplier’s financial resources and marketing and distribution capability. We anticipate that responsiveness in adding new features and functionality will become an increasingly important competitive factor. While some of our competitors have greater financial resources, we believe that we compete favorably in other respects. New entrants or established competitors may, however, offer products that are superior to our products in performance, quality, service and support and/or are priced lower than our products.

      We believe that our ability to compete successfully in the network signaling market also depends in part on our distribution and marketing relationships with leading communications equipment suppliers and resellers. If we cannot successfully enter into these relationships on terms that are favorable to us, or if we cannot maintain these relationships, our business could suffer.

      Contact Center Products. The market for contact center products is extremely competitive. We compete principally with Aspect Communications and Blue Pumpkin Software in the market for workforce management solutions and with Cisco and Alcatel in the market for call routing solutions. We also compete to a lesser extent in these markets with a number of other manufacturers, some of which have greater financial, marketing, manufacturing and other resources than Tekelec. We believe that the success of our TotalView product will depend in part on our ability to offer competitive prices and to further develop our workforce management scheduling and other technologies and our international distribution channels. We believe that the success of the TotalNet product will depend, to a significant degree, on our ability to capture market share and to improve product functionality through strategic partnering with third parties.

      Next-Generation Switching Products. The market for our next-generation switching products is extremely competitive and is highly fragmented. We presently compete in the next-generation switching market with numerous public and private companies. The public companies include, among others, Alcatel, Nortel, Cisco, Lucent Technologies, Sonus Networks and Siemens. The private companies include, among others, Telica. We expect competition to remain intense, particularly until the market matures and until the number of competitors is reduced.

      We believe that the principal competitive factors in the next-generation switching market are product performance, scalability and functionality, product quality and reliability, customer service and support, price and the supplier’s financial resources and marketing and distribution capabilities. We believe that our ability to compete successfully in the next-generation switching market will, in part, depend in our ability to gain a Tier 1 wireline or wireless operator as a reference account for our next-generation switching products. A number of our competitors have existing relationships with Tier 1 operators as their legacy switching providers. As such, it may be difficult for Tekelec to displace these incumbent suppliers with our next-generation gear.

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

Employees

      At February 20, 2004, we had 1,065 employees, comprising 396 in sales, marketing and support, 90 in manufacturing, 463 in research, development and engineering and 116 in management, administration and finance. Virtually all of our employees hold stock options in our stock option plans. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We believe that our employee relations are excellent.

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

      Our quarterly operating results are difficult to predict and may fluctuate significantly. We have failed to achieve our revenue and net income expectations for certain prior periods, and it is possible that we will fail to achieve such expectations in the future. Fluctuations in our quarterly operating results may contribute to the volatility in our stock price. A number of factors, many of which are outside our control, can cause fluctuations in our quarterly operating results, including among others:

•	changes in overall telecommunications spending;

•	changes in general economic conditions and specific market conditions in the telecommunications industry;

•	fluctuations in demand for our products and the size, timing, terms and conditions of orders and shipments;

•	the lengthy sales cycle of our Network Signaling and Next-Generation Switching products, especially with respect to our international customers, and the reduced visibility into our customers’ spending plans for those products and associated revenue;

•	the progress and timing of the convergence of voice and data networks and other convergence-related risks described below;

•	the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks;

•	the capital spending patterns of our customers, including deferrals or cancellations of purchases by customers;

•	the trend toward industry consolidation among our customers;

•	our ability to achieve targeted cost reductions;

•	our dependence on wireless carriers for a significant percentage of our revenues;

•	the success or failure of our strategic alliances and acquisitions, including the Santera transaction;

•	unanticipated delays or problems in releasing new products or services;

•	the mix of products and services that we sell;

•	the geographic mix of our revenues and the associated impact on gross margins;

•	foreign currency exchange rate fluctuations;

•	the introduction and market acceptance of our and our competitors’ new products, services and technologies;

•	the timing of the deployment by our customers of new technologies and services;

•	the ability of our customers to obtain financing or to otherwise fund capital expenditures;

•	the timing and level of our research and development expenditures and other expenses;

•	the expansion of our marketing and support operations, both domestically and internationally;

•	changes in accounting rules, such as a change requiring the recording of employee stock option grants as expense;

•	changes in our pricing policies and those of our competitors;

•	worldwide economic or political instability; and

•	failure of certain customers to successfully and timely reorganize their operations, including emerging from bankruptcy.

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

      The factors described above are difficult to forecast and could have a material adverse effect on our business, operating results and financial condition. We may experience a shortfall in revenues in the future, which would adversely affect our operating results. The results in any one quarter should not be relied upon as an indication of our future performance.

We have limited product offerings, and our revenues may suffer if demand for any of our products declines or fails to develop as we expect and if we are not able to develop and market additional and enhanced product offerings.

      We derive a substantial portion of our revenues from sales of our Network Signaling products. During each of 2001, 2002 and 2003, our Eagle products and related services generated over 50% of our revenues, and we expect that these products and services and our other Network Signaling products will continue to account for a substantial majority of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for these products, such as competition, technological change or a slower than anticipated rate of deployment of new products and technologies, could cause a significant decrease in our revenues and profitability. Continued and widespread market acceptance of these products is therefore critical to our future success. Moreover, our future financial performance will depend in significant part on the successful and timely development, introduction and customer acceptance of new and enhanced versions of our Eagle as well as other Network Signaling products and Next-Generation Switching. Introducing new and enhanced products such as these requires a significant commitment to research and development that may not result in success. There are no assurances that we will continue to be successful in developing and marketing our Network Signaling and Next-Generation Switching products and related services.

      In addition, as a result of our August 2002 sale of the assets of our Network Diagnostics Division, our product offerings are more limited than they were prior to that time. In 2001 we derived approximately 20% of our revenues from sales of our Network Diagnostics products, which are included in discontinued operations.

If wireless carriers do not continue to grow and to buy our Network Signaling products and services, our Network Signaling business would be harmed.

      The success of our Network Signaling business will depend in large part on the continued growth of wireless network operators and their purchases of our products and services. We derive a substantial portion of our revenues from the sale of our Network Signaling products and services to wireless network operators. In each of 2002 and 2003, sales to the wireless market accounted for more than 50% of our Network Signaling revenues. We expect that our sales of Network Signaling products and services to wireless companies will continue to account for a substantial majority of our revenues for the foreseeable future. The continued growth of the domestic and international wireless markets is subject to a number of risks that could adversely affect our revenues and profitability, including:

•	continuing or worsening weakness in the domestic or global economy;

•	a further slowdown in capital spending by wireless network operators;

•	continuing and further adverse changes in the debt and equity markets and in the ability of wireless carriers to obtain financing on favorable terms;

•	delays or scaling back of plans for the deployment by wireless network operators of new wireless broadband technologies; and

•	slowing growth of wireless network subscribers or minutes of use.

      Consequently, there can be no assurances that the wireless network carriers will continue to purchase our Network Signaling products or services for the build-out or expansion of their networks.

Risks related to the potential convergence of voice and data networks

      The market for our products is evolving. Currently, voice conversations are carried primarily over circuit switched networks. Another type of network, packet switched networks, carries primarily data. Circuit and packet networks use fundamentally different technologies. Although we expect a substantial portion of any increases in our future sales of Next-Generation Switching products to result from the interconnection, or convergence, of circuit and packet networks, we cannot accurately predict when such convergence will occur or whether it will fully occur. Therefore, this convergence presents several significant and related risks to our business.

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

      We cannot accurately predict when these technical problems will be solved, when uniform standards will be agreed upon or when market acceptance of such solutions will occur. Convergence may, however, take much longer than we expect or, as noted above, not fully occur at all. Moreover, uncertainty regarding the technology or standards to be employed in converged networks may cause carriers to delay their purchasing plans.

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

The integration of the business operations of our Packet Telephony Business Unit and Santera may not be successful.

      The Santera transaction requires that we integrate Santera’s operations with those of our Packet Telephony Business Unit. We may not be successful in integrating these operations and we may not realize the expected benefits of the transaction. The integration requires the dedication of management resources, which diverts attention from our day-to-day business. The difficulties of integration may be increased by coordinating geographically separated organizations and integrating personnel. The integration process may cause an interruption of, or a loss of momentum in, the activities of either or both of the companies and may adversely affect our operations. Furthermore, the process of integrating the operations of Santera with our operations could have a material and adverse effect on our ability to retain the key managerial personnel who are critical to our operations.

We may have difficulty in identifying and executing any acquisitions, strategic alliances and joint ventures.

      Our growth is dependent on market growth, our ability to enhance existing products, our ability to introduce new products on a timely basis and market acceptance of our existing and new products. Our growth strategy includes acquiring new products and technologies through acquisitions, strategic alliances and joint ventures. Transactions such as these are inherently risky because of the difficulties that may arise in integrating people, operations, technologies and products. We may incur significant acquisition, administrative and other costs in connection with these transactions, including costs related to integration of acquired businesses. There can be no assurance that any of the businesses we may acquire can be successfully integrated, that they will perform well once integrated or that they will not materially and adversely affect our business, operating results or financial condition. Acquisitions may also lead to potential write-down, restructuring, or other one-time charges due to unforeseen business developments, which charges may adversely affect our earnings.

If our products do not satisfy customer demand for performance or price, our customers could purchase products from our competitors.

      The telecommunications equipment industry in which we operate is highly competitive, and we expect that the level of competition on pricing and product offerings to continue to be intense. If we are not able to compete successfully against our current and future competitors, our current and potential customers may choose to purchase similar products offered by our competitors, which would negatively affect our revenues. We face formidable competition from a number of companies offering a variety of network signaling, next-generation switching, monitoring or contact center products. The markets for our products are subject to rapid technological changes, evolving industry standards and regulatory developments. Our competitors include many large domestic and international companies as well as many smaller established and emerging technology companies. We compete principally on the basis of:

•	product performance and functionality;

•	product quality and reliability;

•	customer service and support; and

•	price.

      Many of our competitors have substantially greater financial and technological resources, product development, marketing, distribution and support capabilities, name recognition, established relationships with telecommunications service providers and other resources than we have. In addition, new competitors may enter our markets as a result of shifts in technology, and these competitors may include entrants from the telecommunications, computer software, computer services, data networking and semiconductor industries.

      We anticipate that competition will continue to intensify with the anticipated convergence of voice and data networks. We may not be able to compete effectively against existing or future competitors or to maintain or capture meaningful market share, and our business could be harmed if our competitors’ solutions provide higher performance, offer additional features and functionality or are more reliable or less expensive than our products. Increased competition could force us to lower our prices or take other actions to differentiate our products, which could adversely affect our operating results.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of one or more of these customers could adversely affect our operating results.

      Historically, a limited number of customers has accounted for a significant percentage of our Network Signaling revenues in each fiscal quarter. Less than 10% of our customers accounted for approximately 50% of our revenues in each of 2001, 2002 and 2003. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. Reductions, delays or cancellations of orders from one or more of our significant customers or the loss of one or more of our significant customers in any period could have a material adverse effect on our operating results. In addition, the telecommunications industry has recently experienced a consolidation of both U.S. and non-U.S. companies. We also anticipate that the mix of our customers in each fiscal period will continue to vary. In order to increase our revenues, we will need to attract additional significant customers on an ongoing basis. Our failure to attract a sufficient number of such customers during a particular period could adversely affect our revenues, profitability and cash flow.

If we fail to develop or introduce new products in a timely fashion, our business will suffer.

      If we fail to develop or introduce on a timely basis new products or product enhancements or features that achieve market acceptance, our business will suffer. Rapidly changing technology, frequent new product introductions and enhancements, short product life cycles, changes in customer requirements and evolving industry standards characterize the markets for our Network Signaling and Next-Generation Switching products. Our success will depend to a significant extent upon our ability to accurately anticipate the evolution of new products, technologies and market trends and to enhance our existing products. It will also depend on our ability to timely develop and introduce innovative new products and enhancements that gain market acceptance. Finally, sales of our Network Signaling and Next-Generation Switching products depend in part on the continuing development and deployment of emerging standards and our ability to offer new products and services that comply with these standards. We may not be successful in forecasting future customer requirements or in selecting, developing, manufacturing and marketing new products or enhancing our existing products on a timely or cost-effective basis. Moreover, we may encounter technical problems in connection with our product development that could result in the delayed introduction of new products or product enhancements. We may also focus on technologies that do not function as expected or are not widely adopted. In addition, products or technologies developed by others may render our products noncompetitive or obsolete and result in a significant reduction in orders from our customers.

Our products are complex and may have errors that are not detected until deployment, and litigation related to warranty and product liability claims could be expensive and could negatively affect our reputation and profitability.

      We may be exposed to warranty and product liability claims if our products fail to perform as expected or the use of our products results in property damage or bodily injury. Products as highly complex as ours may contain undetected defects or errors when first introduced or as new versions are released, and those defects or errors may not be detected until deployment. Such defects or errors, particularly those that result in a failure of telecommunications networks or our signaling or switching products, could harm our customer relationships, business and reputation, and result in material warranty or product liability losses and there can be no assurances that our products will not have defects or errors. A warranty or product liability claim brought against us could result in costly, protracted, highly disruptive and time consuming litigation, which would harm our business. In addition, we may be subject to claims arising from our failure to properly service or maintain our products or to adequately remedy defects in our products once such defects have been detected. Although our agreements with our customers typically contain provisions designed to limit our exposure to potential warranty and product liability claims, it is possible that these limitations may not be effective under the laws of some jurisdictions, particularly since we have significant international sales. Although we maintain product liability insurance and maintain a warranty reserve, it may not be sufficient to cover all claims to which we may be subject. The successful assertion against us of one or a series of large uninsured claims would harm our business. Although we have not experienced any significant warranty or product liability claims to date, our sale and support of products may entail the risk of these types of claims and subject us to such claims in the future.

Our relationships with strategic partners and distributors and other resellers are important to our future growth.

      We believe that our ability to compete successfully against other network signaling and next-generation switching product manufacturers depends in part on distribution and marketing relationships with leading communications equipment suppliers. If we cannot successfully enter these types of relationships on favorable terms to us or maintain these relationships, our business may suffer.

      In addition, we expect to increasingly rely on the deployment of our products with those of other manufacturers, systems integrators and resellers, both domestically and internationally. To the extent our products are so incorporated, we depend on the timely and successful development of those other products.

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

      International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and duties, changes in a country’s political or economic conditions including military conflicts or political or social unrest, difficulties in staffing and managing foreign operations and distributors, longer accounts receivable cycles, differing technology standards and customer requirements, greater difficulty in accounts receivable collection, trade regulations, nationalization of business, economic instability and potentially adverse tax consequences. Doing business overseas is generally more costly than doing business in the United States. We sell our products worldwide through our direct sales forces, distributors and other resellers, wholly owned subsidiaries in the United Kingdom, Canada, France, Italy, Germany, Brazil, Singapore, India, Spain, and Mexico, and representative offices in China and the Russian Federation. International sales of our products accounted for 17% in 2001, 18% in 2002 and 17% in 2003. Our international sales are to a limited extent denominated in local currencies while most of our international sales are U.S. dollar-denominated. We expect that international sales will continue to account for a significant portion of our revenues in future periods.

      Our international sales and other activities also subject us to the risks relating to price controls, export regulations, restrictions on foreign currencies and trade barriers imposed by foreign countries, exchange rate fluctuations and exchange controls, changes in local economics, changes in laws and regulations, unsettled potential conditions and possible terrorist attacks against American interests. For example, exchange rate fluctuations on foreign currency transactions and translations arising from international operations may contribute to fluctuations in our business and operating results. Fluctuations in exchange rates could also affect demand for our products. If, for any reason, exchange or price controls or other restrictions in foreign countries are imposed, our business and operating results could suffer. In addition, any inability to obtain local regulatory approvals in foreign markets on a timely basis could harm our business.

      In particular, if we are not able to manage our continuing expansion into Europe, Asia Pacific and Latin America, our business may suffer. In addition, we are relatively unknown in Asia Pacific and Latin America, and we may have difficulty establishing relationships, building name recognition or penetrating these markets, which could adversely affect our performance in these markets. Moreover, telecommunications networks outside of the United States generally have a different structure, and our products may not be completely compatible with this different structure. As a result, our products may not be competitive with those of our competitors.

      Access to foreign markets is often difficult due to the established relationships between a government-owned or controlled communications operating company and its traditional suppliers of communications equipment. These foreign communications networks are in many cases owned or strictly regulated by government. There can be no assurances that we will be able to successfully penetrate these markets, particularly for our switching products.

Our loss of services of key personnel or failure to attract and retain additional key personnel could adversely affect our ability to operate our company effectively.

      We depend to a significant extent upon the continuing services and contributions of our senior management team and other key employees, particularly Fred Lax, our Chief Executive Officer and President, Lori Craven, our Executive Vice President, Global Sales and Marketing Group, and Debra May, our Vice President and General Manager, Contact Center Division. We do not have long-term employment agreements or other arrangements with our employees that would prevent them from leaving Tekelec. Our future success also depends upon our ongoing ability to attract and retain highly skilled technical, sales and marketing personnel. Even with the continuing economic downturn, competition for these employees remains intense. Our business could suffer and it would be more difficult for us to meet our business plans and key objectives, such as timely product introductions, if we were to lose any key personnel and not be able to find qualified replacements in a timely manner or if we were unable to recruit and retain additional highly skilled personnel.

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

      Our pending patent and trademark registration applications may not be allowed, and our competitors and others may challenge the validity or scope of our patent or trademark registration applications. If we do not receive the patents or trademark registrations we seek, or if other problems arise with our intellectual property, our competitiveness could be significantly impaired and our business, operations and prospects may suffer. In addition, we from time to time face challenges to the validity or enforceability of our proprietary rights and litigation may be necessary to enforce and protect our rights, to determine the validity and scope of our proprietary rights and the rights of others, or to defend against claims of infringement or invalidity. Any such litigation would be expensive and time consuming, would divert the attention of our management and key personnel from business operations and would likely harm our business and operating results.

Because we are subject to third parties’ claims that we are infringing their intellectual property and may become subject to additional such claims in the future, we may be prevented from selling certain products and we may incur significant expenses in resolving these claims.

      We receive from time to time claims of infringement from third parties or we otherwise become aware of relevant patents or other intellectual property rights of third parties that may lead to disputes and litigation. Any claims made against us regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend and could have a material adverse effect on our business. In addition, any such claims would divert the attention of our management and key personnel from our business operations. A claim by a third party may require us to modify or cease marketing our products, develop new technologies or products, enter into costly royalty or license agreements with respect to the proprietary rights that are the subject of the infringement claim or refund to our customers all or a portion of the amounts they have paid for infringing products. If such claims are asserted, there can be no assurances that we would prevail, successfully modify our products or be able to acquire any necessary licenses on acceptable terms, if at all. In addition, we may be requested to defend and indemnify certain of our customers and resellers against claims that our products infringe the proprietary rights of others. We may also be subject to potentially significant damages or injunctions against the sale of certain products or use of certain technologies, and there can be no assurances that any such litigation can be avoided or successfully concluded. There can be no assurances that our technologies or products do not infringe on the proprietary rights of third parties or that such parties will not initiate infringement actions against us.

If we fail to accurately forecast our manufacturing requirements or customer demand or fail to effectively manage our contract manufacturer relationships, we could incur additional costs or be unable to timely fulfill our customer commitments which would adversely affect our business and results of operations and harm our customer relationships.

      During 2004, we expect to outsource a substantial portion of our manufacturing and repair service operations to independent contract manufacturers and other third parties. Our contract manufacturers will manufacture our products based on rolling forecasts of our product needs that we provide to them on a regular basis. The contract manufacturers will be responsible for procuring components necessary to build our products based on our rolling forecasts, will build and assemble the products, will test the products in accordance with our specifications and then ship the products to us. We will configure the products to our customer requirements, conduct final testing and then ship the products to our customers. Although we plan to partner with multiple major contract manufacturers, there can be no assurance that we will not encounter problems as we become increasingly dependent on contract manufacturers to provide these manufacturing services.

      If we fail to accurately predict our manufacturing requirements or forecast customer demand, we may incur additional costs and our gross margins and financial results could be adversely affected. If we overestimate our requirements, our contract manufacturers may experience an oversupply of components and assess us charges for excess or obsolete components that could adversely affect our gross margins. If we underestimate our requirements, our contract manufacturers may have inadequate inventory or components, which could interrupt manufacturing and result in higher manufacturing costs, shipment delays, damage customer relationships and/or result in our payment of penalties to our customers.

      In addition, if we fail to effectively manage our relationships with our contract manufacturers or other service providers, or if one or more of them should not fully comply with their contractual obligations or should experience delays, disruptions, component procurement problems or quality control problems, then our ability to ship products to our customers or otherwise fulfill our contractual obligations to our customers could be delayed or impaired which would adversely affect our business, financial results and customer relationships.

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

      We are vulnerable to downturns in the economy and the telecommunications industry and to adverse changes in our customers’ businesses and financial condition. The current slowdown in the economy in general and in the telecommunications market in particular has weakened the financial condition of many of our customers, which has adversely affected their creditworthiness. Although we have programs in place to monitor and mitigate the associated risks, there can be no assurance that such programs will be effective in reducing our credit risks. We also continue to monitor credit exposure from weakened financial conditions in certain geographic regions, and the impact that such conditions may have on the worldwide economy. We have experienced losses due to customers’ failing to meet their obligations. Although these losses have not been significant, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

Business disruptions could adversely affect our business and financial results.

      Our operations could be subject to natural disasters and other business disruptions, which could adversely affect our business and financial results. Our corporate headquarters, manufacturing operations and some of our suppliers are located in California, near major earthquake faults. The ultimate impact on us and our significant suppliers of being located near major earthquake faults is unknown, but our business and financial results could suffer in the event of a major earthquake. In addition, some areas, including California and parts of the United States, have experienced, and may continue to experience, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or our customers. We are predominately self-insured for losses and interruptions caused by earthquakes and other natural or manmade disasters.

Item 2.	Properties.

      Our executive offices and principal manufacturing operations are located in Calabasas, California in facilities consisting of approximately 77,000 square feet. We lease the facilities under a lease expiring in November 2004, subject to a five-year renewal option.

      We occupy a 155,000 square-foot facility in Morrisville, North Carolina under a lease expiring in November 2009. This facility is used primarily for engineering, product development, customer support and regional sales activities for our network signaling products. An additional 161,000 square foot facility in Morrisville, North Carolina is maintained under a lease expiring in 2011. As a result of the NDD divestiture, the building is not fully occupied. During the course of 2004, we will relocate our manufacturing operations from Calabasas, California to this facility. We continue to evaluate additional alternatives with respect to the utilization of these facilities.

      Our IEX subsidiary leases a facility consisting of approximately 56,000 square feet in Richardson, Texas under a lease expiring in February 2013. The IEX facility is used for engineering, product development, customer support, and general administrative and sales activities for our contact center products.

      Our subsidiary in the United Kingdom occupies approximately 6,100 square feet in Egham under a lease expiring in March 2016.

      Our majority owned subsidiary, Santera, leases a facility of approximately 100,000 square feet in Plano, Texas under a lease expiring in August 2005.

      Our international subsidiaries, sales and customer service locations occupy an aggregate of approximately 8,000 square feet under short term leases in Sao Paulo, Brazil; Beijing, China; Singapore; Moscow, the Russian Federation; Mexico City, Mexico; New Delhi, India; Amsterdam, the Netherlands; Madrid, Spain; and Grisheim, Germany.

      Domestically, we have seven regional sales offices occupying an aggregate of approximately 7,700 square feet under short term leases in San Diego, California; Englewood, Colorado; Lombard, Illinois; Irving, Texas; Sunset Hills, Virginia; Mount Laurel, New Jersey; and Miami, Florida,

      We believe that our existing facilities will be adequate to meet our needs at least through 2004, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

Item 3.	Legal Proceedings.

      From time to time, various claims and litigation are asserted or commenced against us arising from or related to contractual matters, intellectual property matters, product warranties and personnel and employment disputes. As to such claims and litigation, including those matters discussed below, we can give no assurance that we will prevail. While we currently do not believe that the ultimate outcome of these matters, individually or in the aggregate, will have a material adverse effect on our business or consolidated financial position, litigation is subject to inherent uncertainties. An unfavorable outcome in any of these matters could have a material adverse effect on our business or our consolidated financial position, results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.

IEX Corporation vs. Blue Pumpkin Software, Inc.

      In January 2001, IEX Corporation, a wholly owned subsidiary of Tekelec (“IEX”), filed suit against Blue Pumpkin Software, Inc., in the United States District Court for the Eastern District of Texas, Sherman Division. In its complaint, IEX asserts that certain of Blue Pumpkin’s products and services infringe United States Patent No. 6,044,355 held by IEX. In the suit, IEX seeks damages and an injunction prohibiting Blue Pumpkin’s further infringement of the patent. In February 2001, Blue Pumpkin responded to IEX’s suit denying that Blue Pumpkin infringes IEX’s patent and asserting that such patent is invalid. Discovery in the case closed in December 2002. Blue Pumpkin filed a motion for summary judgment of non-infringement, and the Court granted that motion finding that Blue Pumpkin did not infringe the ‘355 patent as a matter of law. IEX timely filed a notice of appeal and submitted its appellate brief to the Federal Circuit Court of Appeals in January 2004. Blue Pumpkin’s response is due in April 2004. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

Lemelson Medical, Education and Research Foundation, Limited Partnership vs. Tekelec

      In March 2002, the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) filed a complaint against thirty defendants, including Tekelec, in the United States District Court for the District of Arizona. The complaint alleges that all defendants make, offer for sale, sell, import, or have imported products that infringe eighteen patents assigned to Lemelson, and the complaint also alleges that the defendants use processes that infringe the same patents. The patents at issue relate to computer image analysis technology and automatic identification technology. Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue. Several Arizona lawsuits, including the lawsuit in which Tekelec is a named defendant, involve the same patents and have been stayed pending a non-appealable resolution of a lawsuit involving the same patents in the United States District Court for the District of Nevada. On January 23, 2004, the Court in the District of Nevada case issued an Order finding that certain Lemelson patents covering bar code technology and machine vision technology were: (1) unenforceable under the doctrine of prosecution laches; (2) not infringed by any of the accused products sold by any of the eight plaintiffs; and (3) invalid for lack of written description and enablement. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

Syndia Corporation

      In January 2002, Syndia Corporation (“Syndia”) sent a letter to Tekelec accusing Tekelec of infringing two patents and offering to license these and other patents to Tekelec. The patents at issue relate to integrated circuit technology. Syndia has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue, and Tekelec is currently investigating which products and/or processes might be subject to Syndia’s claims. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

Tekelec v. Telica, Inc.

      On August 14, 2003, Tekelec filed a complaint against Telica, Inc. (“Telica”) in the United States District Court for the Central District of California. The complaint alleges that Telica refused to provide certain financial statements and information required to be provided to Tekelec, as an investor in Telica, pursuant to a stockholders agreement among Telica and certain of its stockholders, including Tekelec. Tekelec contends, among other things, that such refusal by Telica has injured Tekelec, including by interfering with Tekelec’s ability to monitor its investment in Telica. In the complaint, Tekelec alleges claims for breach of contract and specific performance and seeks damages and an injunction compelling Telica to deliver all required financial statements and information. On September 15, 2003, Tekelec filed its First Amended Complaint, adding certain individuals as defendants and adding claims for breach of the implied covenant of good faith and fair dealing and breach of fiduciary duty.

      On November 7, 2003, Telica filed a counterclaim against Tekelec, seeking an unspecified amount of damages and costs and alleging claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud and intentional interference with prospective economic advantage. On December 5, 2003, Tekelec filed its reply to the counterclaim, denying Telica’s claims and asserting various affirmative defenses. The parties have commenced the discovery phase of the case, and a trial date of June 8, 2004 has been set by the Court. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

      Inapplicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

      Our Common Stock is traded on The Nasdaq Stock Market under the symbol TKLC. The following table sets forth the range of high and low closing sales prices for the Common Stock for the periods indicated. As of March 1, 2004, there were 483 record shareholders of Tekelec Common Stock. This number does not include shareholders for whom shares are held in “nominee” or “street name.”

	High	Low

2002
First Quarter	$20.20	$11.18
Second Quarter	12.10	8.03
Third Quarter	12.00	6.27
Fourth Quarter	10.58	7.92
2003
First Quarter	$12.06	$8.04
Second Quarter	14.29	8.72
Third Quarter	18.08	11.34
Fourth Quarter	18.00	14.68

      We have never paid a cash dividend on our Common Stock. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

      In June 2003, we issued and sold $125,000,000 principal amount of our 2.25% Senior Subordinated Convertible Notes due 2008 (the “Notes”). The Notes were issued in a private offering in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The initial purchaser of the Notes was Morgan Stanley & Co. Incorporated, which resold the Notes to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The aggregate offering price of the Notes was $125,000,000, and the aggregate proceeds to Tekelec were approximately $121,184,000 after expenses. The Notes mature on June 15, 2008, and are convertible prior to the close of business on their final maturity date into shares of our common stock at a conversion rate of 50.8906 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances.

Item 6.	Selected Financial Data.

      The statement of operations data included in the selected consolidated financial data set forth below for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data set forth below at December 31, 2003 and 2002 are derived from, and are qualified in their entirety by reference to, our audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The statement of operations data set forth below for the years ended December 31, 2000 and 1999 and the balance sheet data set forth below at December 31, 2001, 2000 and 1999 are derived from our audited consolidated financial statements, which are not included herein. The statements of operations data set forth below are adjusted to reflect the sale of our Network Diagnostics Division (“NDD”) in August 2002, which was accounted for as a discontinued operation. Accordingly, the historical statements of operations data for periods prior to the sale have been revised to reflect NDD as a discontinued operation. For the year ended December 31, 2003, the statement of operations data set forth below reflects the financial results of Santera as of the date of acquisition, June 10, 2003, less minority interest. The December 31, 2003 balance sheet data includes the results of Santera.

Five-Year Selected Financial Data

	For the Years Ended December 31,

	2003	2002	2001	2000	1999

	(Thousands, except per share data)
Statement of Operations Data:
Revenues	$263,700	$260,341	$249,369	$252,327	$169,875
Income (Loss) from continuing operations before provision for income taxes	8,967	24,054	(488)	21,754	2,702
Income (Loss) from continuing operations	15,159	15,914	(6,610)	6,228	(4,482)
Income (Loss) from discontinued operation, net of income taxes	—	(3,308)	(289)	6,668	4,926
Gain on sale of discontinued operation, net of income taxes	3,293	28,312	—	—	—
Net income (loss)	18,452	40,918	(6,899)	12,896	444
Earnings (Loss) per share from continuing operations:
Basic	$0.25	$0.26	$(0.11)	$0.11	$(0.08)
Diluted	0.24	0.26	(0.11)	0.10	(0.08)
Earnings (Loss) per share from discontinued operation:
Basic	$—	$(0.05)	$(0.01)	$0.11	$0.09
Diluted	—	(0.05)	(0.01)	0.10	0.09
Earnings per share from gain on sale of discontinued operation:
Basic	$0.05	$0.47	$—	$—	$—
Diluted	0.05	0.46	—	—	—
Earnings (Loss) per share:
Basic	$0.30	$0.68	$(0.12)	$0.22	$0.01
Diluted	0.29	0.67	(0.12)	0.20	0.01
Weighted average number of shares outstanding:
Basic	61,163	60,358	59,574	57,823	54,931
Diluted	62,911	61,386	59,574	64,123	58,690
Balance Sheet Data (at December 31):
Cash and liquid investments	$339,359	$309,830	$225,956	$151,308	$92,977
Working capital	135,039	187,912	185,168	218,935	127,702
Total assets	614,933	525,683	484,404	458,524	394,434
Long-term liabilities	132,051	145,098	137,929	136,050	137,552
Shareholders’ equity	328,811	302,007	248,822	237,597	176,595

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

      Our logo, IEX, TALI, and Eagle are registered trademarks of Tekelec. Tekelec, IP7, IP7 Secure Gateway, ASi 4000, VXi, TekWare, TekServer, TotalView, and TotalNet are trademarks of Tekelec. Santera and SanteraOne are registered trademarks of Santera, our majority owned subsidiary. BOX and OFX are trademarks of Santera.

Overview

      In August 2002, we completed the sale of our Network Diagnostics Division (“NDD”) to Catapult Communications Corporation (“Catapult”) for $59.8 million, consisting of $42.5 million in cash and convertible subordinated promissory notes issued by Catapult’s wholly owned Irish subsidiary and guaranteed by Catapult in the total amount of $17.3 million, subject to certain adjustments. The sale of NDD resulted in a pre-tax gain of approximately $41.7 million ($28.3 million after income taxes) and was accounted for as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly our historical financial results have been revised to reflect NDD as a discontinued operation.

      In June 2003, we acquired a 51.6% controlling voting ownership interest (57.5% on an as converted basis) in Santera in exchange for a cash contribution of $28.0 million and the contribution of the business operations and certain assets and liabilities of Tekelec’s Packet Telephony Business Unit (“PTBU”). As part of the acquisition, Santera was recapitalized and Tekelec contributed the $28.0 million in cash to Santera in exchange for 28,000 shares of Santera Series B Preferred Stock. In addition, Tekelec received 38,000 shares of Santera Series A Preferred Stock and one share of Santera’s common stock in exchange for the PTBU. Santera’s existing shareholders received 62,000 shares of Series A Preferred Stock in exchange for their existing shares in Santera and made an additional cash contribution to Santera of $12.0 million. Each share of Santera Series B Preferred Stock has a liquidation preference equal to $2,000 and is convertible into 1.63 shares of Santera’s common stock. Each share of Santera Series A Preferred Stock has a liquidation preference equal to $1,000 and is convertible into one share of Santera common stock. In accordance with generally accepted accounting principles, the capital structure of Santera has been eliminated in consolidation and the minority stockholders’ interest in Santera is reflected in our consolidated balance sheet as minority interest. The minority stockholders’ interest in Santera is reflected at the fair value of the Santera assets on the date of acquisition. Santera develops, markets and sells solutions for carrier-class, next-generation switches.

      On February 25, 2004, we announced that we entered into a definitive agreement to purchase Taqua, Inc., a privately-held provider of next-generation Class 5 packet switching systems, located in Richardson, Texas. Upon the closing of the transaction, we will purchase all of Taqua’s outstanding stock for approximately $85 million cash, plus assume outstanding options. The purchase is expected to close no later than April 2004, pending United States anti-trust approval and the completion of certain contractual requirements. Taqua’s business will become part of our next-generation switching business.

      Our product offerings are currently organized into three distinct product lines: network signaling, contact center, and next-generation switching.

      Network Signaling (formerly Network Systems). Our network signaling product line consists principally of the Eagle 5 SAS and products, features and applications based on the Eagle platform, including TekWare and TekServer, our local number portability solution, Sentinel, and other convergence products.

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

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to revenue recognition, allowance for doubtful accounts, inventories, investments, notes receivable, deferred taxes and impairment of goodwill and long–lived assets, product warranty, and contingencies and litigation. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

      We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•	Revenue Recognition Policy. Revenues are derived from sales of network signaling products, contact center products and next-generation switching products. Revenues are recognized upon the transfer of title, generally at the time of shipment to the customer’s final site and satisfaction of related Company obligations, if any, provided that persuasive evidence of an arrangement exists, the fee is fixed and determinable and collectability is deemed probable. For certain products, our sales arrangements include acceptance provisions which are based on our published specifications. Revenue is recognized upon shipment of these products assuming all other revenue recognition criteria are met, provided that we have previously demonstrated that the product meets the specified criteria and has established a history with substantially similar transactions. Revenue is deferred for sales arrangements that include customer-specific acceptance provisions where we are unable to reliably demonstrate that the delivered product meets all of the specified criteria until customer acceptance is obtained. Revenues associated with multiple-element arrangements are allocated to each element based on vendor specific objective evidence of fair value. Revenues associated with installation services, if provided, are deferred based on the fair value of such services and are recognized upon completion. Revenue is recognized for maintenance agreements ratably over the contract term. Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

•	Allowance for Doubtful Accounts. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Inventories. Inventory levels are based on projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories. On an ongoing basis inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory write downs may be required. Estimates could be influenced by sudden decline in demand due to economic downturn, rapid product improvements and technological changes.

•	Investments. Our marketable securities are classified as available-for-sale securities and are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders’ equity. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. To date, we have had no such other-than-temporary declines below cost basis. At December 31, 2003 and 2002, net unrealized gains or losses on available-for-sale securities were not significant. We utilize specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are reported in other income and expense, and were not significant for 2003, 2002 and 2001.

We also invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as long-term assets and are accounted for under the cost method since we do not have the ability to exercise significant influence over their operations. We periodically review these investments for other-than-temporary declines in fair value and write down investments to their fair value when an other-than-temporary decline has occurred. Fair values for investments in privately-held companies are estimated based on several factors including; the values for recent rounds of financing; quoted market prices for comparable public companies or market values for recent acquisitions of similar private companies; and pricing models using historical and forecasted financial information. To date, there have been no impairments of investments in privately-held companies.

•	Notes Receivable. Notes receivable from Catapult Communications, Inc. related to our sale of the NDD business are reflected in the balance sheet at their estimated fair value determined with the assistance of a third party appraisal. The fair value was computed by discounting the face value amount to present value using a fair value rate of interest and then determining the fair value of the conversion option using the Black-Scholes valuation model. The fair value of the notes is being adjusted for the amortization to the redemption amount at maturity. See Note C — Disposition of Network Diagnostics Business.

•	Deferred Taxes. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. We have provided a $71.7 million valuation allowance against the deferred tax assets of Santera, due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Realization of the remaining deferred tax assets of $12.8 million is dependent on the extent of our income in carryback years and on our generating sufficient taxable income in the future. Should it be determined that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

•	Goodwill and Purchased Intangible Assets. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price paid to the fair value of the net tangible assets and intangible assets acquired, including in-process research and development, or IPR&D. The amounts and useful lives assigned to identifiable intangible assets impact future amortization and the amounts assigned to IPR&D are expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

•	Impairment of Goodwill and Other Long-Lived Assets. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminated the amortization of goodwill. Instead, goodwill is reviewed for impairment at least annually thereafter. In connection with our performance of the impairment tests, we obtained valuations of our individual reporting units from an independent third-party valuation firm. The valuation methodologies included, but were not limited to, estimated net present value of the projected cash flows of these reporting units. As a result of these impairment tests, we determined that there was no goodwill impairment in 2002 or 2003. If actual results are substantially lower than our projections underlying these valuations, or if market discount rates increase, this could adversely affect our future valuations and result in future impairment charges.

We assess potential impairment of our finite lived, intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances indicate that their carrying value may not be recoverable. Reviews are performed to determine whether the carrying value of assets is impaired based on a comparison to the undiscounted estimated future cash flows. If the comparison indicates that there is an impairment, the impaired asset is written down to fair value, which is typically calculated using discounted estimated future cash flows. The amount of an impairment would be recognized as the excess of the asset’s carrying value over its fair value. Events or changes in circumstances which may cause an impairment include: significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected future operating results.

•	Product Warranty. We generally warrant our products against defects in materials and workmanship for one year after sale and provide for estimated future warranty costs at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Results of Operations

      The following table sets forth, for the periods indicated, the percentages that statement of operations items bear to total revenues:

	Percentage of Revenues
	For the Years Ended
	December 31,

	2003	2002	2001

Revenues	100.0%	100.0%	100.0%
Cost of goods sold	22.3	25.6	30.7
Amortization of purchased technology	4.2	3.9	4.1

Gross Profit	73.5	70.5	65.2
Research and development	27.8	22.9	21.9
Selling, general and administrative	39.6	36.9	34.7
Acquired in-process research and development	1.1	—	—
Amortization of goodwill and other intangibles	0.7	0.6	8.7

Income (Loss) from operations	4.3	10.1	(0.1)
Interest and other expense, net	(1.0)	(0.9)	(0.1)

Income (Loss) from continuing operations before provision for income taxes	3.3	9.2	(0.2)
Provision for income taxes	5.1	3.1	2.5

Income (Loss) before minority interest	(1.8)	6.1	(2.7)
Minority interest	7.5	—	—

Income (Loss) from continuing operations	5.7	6.1	(2.7)
Income (Loss) from discontinued operation, net of income taxes	—	(1.3)	(0.1)
Gain on sale from discontinued operation, net of income taxes	1.3	10.9	—

Net income (loss)	7.0%	15.7%	(2.8)%

      The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

	Percentage of
	Revenues
	For the Years Ended
	December 31,

	2003	2002	2001

Network Signaling	82%	85%	85%
Contact Center	14	15	15
Next-Generation Switching	4	—	—

Total	100%	100%	100%

      The following table sets forth, for the periods indicated, the revenues by geographic territory as a percentage of total revenues:

	Percentage of
	Revenues
	For the Years Ended
	December 31,

	2003	2002	2001

North America	83%	82%	83%
Europe	6	10	4
Rest of World	11	8	13

Total	100%	100%	100%

2003 Compared with 2002

      Revenues. Our revenues increased by $3.4 million, or 1%, during 2003 due to the addition of sales from our next-generation switching products partially offset with lower sales in both our network signaling and contact center operation segments.

      Revenues from network signaling products decreased by $5.1 million, or 2%, due primarily to lower sales of Eagle STP products, partially offset by higher revenues from upgrades, extension sales and revenues from service agreements. Eagle STP product sales decreased in 2003 as a result of customers increasing the capacity of their existing STP nodes by purchasing extensions rather than initial systems.

      Revenues from contact center products decreased by $3.0 million, or 8%, primarily as a result of decreased sales of the TotalView product. The decrease in the revenues was attributable primarily to a reduction in information technology capital spending and increasing competition in the industry.

      Revenues from next-generation switching products for 2003 were $11.5 million, reflecting the addition of sales of next-generation products following the June 2003 acquisition of a majority interest in Santera. (See Note B — Acquisition of Majority Interest in Santera)

      Revenues in North America increased by $4.1 million, or 2%, due primarily to increased revenues from upgrades, extension sales and revenues from service agreements. Revenues in Europe decreased by $9.7 million, or 37%, due primarily to weaker sales of Eagle STP products. Rest of world revenues increased by $9.0 million or 46% due primarily to higher sales of Eagle STP products.

      We believe that our future revenue growth depends in large part upon a number of factors, including the continued market acceptance, both domestically and internationally, of our products, particularly the Eagle products and related applications as well as our suite of products for converged circuit and packet networks.

      Gross Profit. Gross profit as a percentage of revenues increased to 73.5% in 2003 compared with 70.5% in 2002. The increase in gross margins was due primarily to a higher proportion of sales of Eagle STP upgrades and extensions and service agreements, which typically carry higher margins. Changes in the following factors, among others, may affect gross profit: product and distribution channel mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal manufacturing capabilities and efficiencies; foreign currency fluctuations; pricing pressure as we expand internationally; and general economic conditions.

      Research and Development. Research and development expenses increased overall by $13.6 million, or 22.7%, and increased as a percentage of revenues to 27.8% in 2003 from 22.9% in 2002. These increases were due primarily to an increase in salary and related expenses attributable to the hiring of additional personnel and our acquisition of a majority interest in Santera (See Note B — Acquisition of a Majority Interest in Santera).

      We intend to continue to make substantial investments in product and technology development, and we believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8.3 million, or 8.6%, and increased as a percentage of revenues to 39.6% in 2003 from 36.9% in 2002. The increases were due primarily to our acquisition of a majority interest in Santera (See Note B — Acquisition of a Majority Interest in Santera) and secondarily to an increase in facility costs and consulting services related to Santera integration activities.

      Acquired In-Process Research and Development. Acquired in-process research and development expense (“IPRD”) of $2.9 million in 2003 represents the write-off in the second quarter of acquired in-process research and development related to the Santera acquisition. IPRD was valued using a discounted cash flow approach commonly known as the “excess earnings” approach. (See Note B — Acquisition of Majority Interest in Santera).

      Amortization of Intangible Assets. Amortization of intangible assets in 2003 increased by $300,000 to $1.9 million. This increase was due to the increase in intangible assets related to our acquisition of a majority interest in Santera (See Note B — Acquisition of a Majority Interest in Santera).

      Interest and Other Income (Expense), net. Interest expense decreased by $373,000, or 4%, due primarily to the June 2003 issuance of our new convertible debt which carries an interest rate of 2.25% compared to the former convertible debt interest rate of 6.75%. The former convertible debt was redeemed in July 2003. Interest income decreased to $426,000, or 6%, due to lower interest rates in 2003 compared to 2002.

      Provision for Income Taxes. Provisions for income taxes for 2003 and 2002 were $13.6 million and $8.1 million, respectively, and reflected the effect of non-deductible acquisition-related costs and amortization, partially offset by a benefit of $3.1 million and $4.2 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Our provision for income taxes does not include any benefit from the losses generated by Santera due to the following: Santera’s losses cannot be included on our consolidated federal tax return because our ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations; and a full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Our effective tax rate was 151.7% for 2003 and 33.8% for 2002 and includes 117.7% in 2003 and (1.2)% in 2002 relating to acquisition related items and the results of Santera in 2003. Excluding the effect of these acquisition-related items and the operating results of Santera, our effective tax rate was 34% and 35% in 2003 and 2002, respectively and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income. We expect that our effective tax rate, excluding the effect of acquisition-related items and the operating results of Santera, will remain relatively consistent with and within the range of the effective tax rates in prior years. Changes in the tax rate can be affected by changes in the mix of international sales and changes in the amount of the research and development and other credits.

      Minority Interest. Minority interest represents the losses of Santera allocable to Santera’s minority shareholders. The net income and losses of Santera are allocated between Tekelec and the minority interest based on their relative interests in the equity of Santera and the related liquidation preferences. This approach requires net losses to be allocated first to the Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent net income will be allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income will then be allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and then to Common Stock in proportion to their relative ownership interests in the equity of Santera. The loss allocated to minority interest of Santera for the period of June 10, 2003 through December 31, 2003 was computed as follows (dollars in thousands):

Santera net loss (includes amortization of intangibles and IPRD charges of $4,069 and $2,900, respectively)	$31,922
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%

Net loss allocated to minority interest	$19,792

      Loss from Discontinued Operation. There was no income or loss recorded in 2003 relating to our discontinued operation compared to a loss from discontinued operation of $3.3 million for 2002.

      Gain on Disposal of Discontinued Operation. Gain on disposal of our discontinued operation represents the gain recognized, net of income taxes, on the sale of the Network Diagnostics Division sold in August 2002 as discussed above in the “Overview” section. In 2003, we recognized a gain of $3.3 million as a result of the final resolution of contingencies under the sale agreement.

2002 Compared with 2001

      Revenues. Our revenues increased by $11 million, or 4%, during 2002 due primarily to higher sales of network signaling products and services.

      Revenues from network signaling products increased by $10.4 million, or 5%, due primarily to higher sales of Eagle STP products and secondarily to higher sales of Sentinel products.

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9.4 million, or 11%, and increased as a percentage of revenues to 36.9% in 2002 from 34.7% in 2001. The dollar increase was due primarily to an increase in compensation costs, including a $5.9 million charge for the accrual of retirement benefits for our former Chief Executive Officer who retired in February 2003, comprised of a $5.3 million non-cash stock-based compensation charge for the modification of certain stock option awards to allow for the extension of the exercise period upon qualified retirement from 90 days to the remaining contracted term of the options, a $300,000 one-time cash severance payment and $304,000 for post-retirement health benefits.

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

      Provision for Income Taxes. Provisions for income taxes for 2002 and 2001 were $8.1 million and $6.1 million, respectively, and reflected the effect of non-deductible acquisition-related costs and amortization, partially offset by a benefit of $4.2 million and $4.6 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Our effective tax rates in 2002 and 2001 was 33.8% and (1,254.5)%, respectively, which includes (1.2)% and (1,289.5)% in 2002 and 2001, respectively, relating to these acquisition related items. Excluding the effect of these acquisition-related items, our effective tax rate was 35% in 2002 and 2001 and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income.

      Loss from Discontinued Operation. Loss from our discontinued operation increased to $3.3 million for 2002 compared to a loss from discontinued operation of $289,000 for 2001. The increased loss was a result of reduced sales and operating results for our Network Diagnostics Division sold in August 2002.

      Gain on Disposal of Discontinued Operation. Gain on disposal of our discontinued operation represents the gain recognized, net of income taxes, on the sale of the Network Diagnostics Division sold in August 2002 as discussed above in the “Overview” section.

Liquidity and Capital Resources

      During 2003, cash and cash equivalents decreased by $76.4 million to $45.3 million. Operating activities, net of the effects of exchange rate changes on cash, provided $27.7 million, compared to $46.5 million in 2002 and $89.2 million in 2001 primarily as a result of changes in working capital. Cash flows from operating activities were comprised mainly of net income adjusted for minority interest, the gain on the sale of our Network Diagnostics Division, depreciation and amortization, and an increase in deferred revenue. Deferred revenue increased by 43% during 2003 due primarily to an increase in revenue not recognizable for transactions that had not completed acceptance or delivery requirements. Financing activities, which represented both retirement and issuance of convertible debt and proceeds from the issuance of common stock upon the exercise of options, used $3.4 million in 2003 compared to $3.9 million provided in 2002 and $12.8 million provided in 2001 related to proceeds from the issuance of common stock. Investing activities used $100.7 million and was comprised primarily of $105.3 million for net purchases of short-term and long-term investments and $6.5 million for capital expenditures in 2003. Cash used in investing activities in 2002 was $17.9 million and included $37.8 million of proceeds from the sale of NDD offset by net purchases of investments of $49.4 million. Cash used in investing activities in 2001 was $81.0 million and included net purchases of investments of $45.1 million and $16.5 million paid for the investments in private companies and $18.9 million paid for property and equipment representing the planned addition of equipment principally for research and development and manufacturing operations.

      We have a $20.0 million line of credit with a U.S. bank. Our $20.0 million credit facility bears interest at or, in some cases, below the lender’s prime rate (4.0% at December 31, 2003) and expires on August 31, 2004, if not renewed. Under the terms of this credit facility, we are required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. We believe we are in compliance with these requirements. There have been no borrowings under this credit facility.

      As a result of the Santera transaction (see note B — Acquisition of Majority Interest in Santera), we have two notes payable to U.S. financial institutions. One of the notes has an outstanding balance of $3.2 million and is secured by the assets purchased under the note, bears interest at 10% and matures in February 2005. The second note for $3.3 million is secured by the assets purchased under the note and substantially all of Santera’s assets, excluding the assets secured under the $3.2 million note, bears interest at 6.36% and matures in November 2005. Under the terms of this facility, we are required to maintain certain financial reporting covenants. We believe we are in compliance with these requirements.

      On February 25, 2004, we announced that we entered into a definitive agreement to purchase Taqua, Inc., a privately-held provider of next-generation Class 5 packet switching systems. Upon the closing of this transaction, we will purchase all of Taqua’s outstanding stock, for approximately $85 million cash, plus assume outstanding options. The purchase is expected to close no later than April 2004.

      In November 1999, we completed the private placement of $135.0 million principal amount at maturity of 3.25% convertible subordinated discounted notes due in 2004, issued at 85.35% of their face amount (equivalent to gross proceeds of approximately $115.2 million at issuance before discounts and expenses). The discounted notes were called and subsequently redeemed in July 2003.

      In June 2003, we completed the private placement of $125.0 million principal amount of 2.25% Senior Subordinated Convertible Notes (“Notes”) due in 2008. The Notes are convertible into 50.8906 shares of common stock per $1,000 principal amount, subject to certain adjustments, on their final maturity. There are no financial covenants related to the notes and there are no restrictions on us paying dividends, incurring debt or issuing or repurchasing securities.

      We believe that existing working capital, funds generated through operations, and our current bank credit facility will be sufficient to satisfy operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

Contractual Obligations

      The following table summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years

	(In thousands)
Notes Payable	$6,508	$3,934	$2,574	$—	$—
Long-term convertible debt	125,000	—	—	125,000	—
Operating lease obligations	47,014	8,365	12,263	11,779	14,607
Purchase obligations(1)	—	—	—	—	—

Total	$178,522	$12,299	$14,837	$136,779	$14,607

(1)	From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. It is not our intent, nor is it reasonable likely, that we would cancel a purchase order which we have executed. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, we have no basis to estimate any future liability.

Financial Risk

      We conduct business in a number of foreign countries, with certain transactions denominated in local currencies. In certain instances where we have entered into contracts that are denominated in foreign currencies, we have obtained foreign currency forward contracts, principally denominated in Euros or British Pounds, to offset the impact of currency rate fluctuations on accounts receivable. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings.

      As of December 31, 2003, we had one foreign currency forward contract outstanding to sell approximately 1,700,000 Euros in order to hedge certain receivables denominated in that currency. This contract had an expiration date of January 7, 2004 and did not meet specific hedge accounting requirements. We had no forward or option contracts outstanding as of December 31, 2002.

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

      There have been no borrowings under our variable rate credit facilities. All of our outstanding long-term debt is fixed rate and not subject to interest rate fluctuations.

      With respect to trade receivables, we design, manufacture, market and support network signaling products and selected service applications for telecommunications networks and contact centers. Our customers include telecommunications carriers, network providers, and contact center operators. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. Generally, payment terms stipulate payment within 90 days of shipment and currently, we do not engage in leasing or other customer financing arrangements. Many of our international sales are secured with import insurance or letters of credit to mitigate credit risk. Although we have processes in place to monitor and mitigate credit risk, there can be no assurance that such programs will be effective in eliminating such risk. Historically, credit losses have been within management’s expectations. Our exposure to credit risk has increased as a result of weakened financial conditions in certain market segments such as the competitive local exchange carrier segment. Credit losses for such customers have been provided for in the financial statements. Future losses, if incurred, could harm our business and have a material adverse effect on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

      In January 2003, FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” The Interpretation clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interest entities created after January 31, 2003. On October 8, 2003, the FASB deferred the implementation date of Interpretation No. 46 from the third quarter of 2003 to the fourth quarter of 2003. The adoption of Interpretation No. 46 did not have a material impact on our financial position, results of operations, or cash flows.

      In February 2003, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position, results of operations or cash flows.

      In April 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our financial position, results of operations or cash flows.

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

      In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104. This staff accounting bulletin revises or rescinds certain sections of SAB 101, which gives interpretation guidance about revenue recognition. SAB 104 makes this interpretive guidance of SAB 101 consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 in December 2003 did not have a material impact on our financial position, results of operations or cash flows.

      Effective the first quarter of 2003, we adopted EITF No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” EITF No. 02-16 addresses how a retailer should account for vendor credits and cash consideration received from a vendor. Adoption of the provisions of EITF No. 02-16 did not have a material impact on our financial position, results of operations or cash flows.

      In November 2003, the EITF reached a consensus on Issue No. 03-10, “Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” EITF No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF No. 03-10 is effective for the first interim period beginning after November 25, 2003. Adoption of the provisions of EITF No. 03-10 will not have a material impact on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      We conduct business in a number of foreign countries, with certain transactions denominated in local currencies. In certain instances where we have entered into contracts that are denominated in foreign currencies, we have obtained foreign currency forward contracts, principally denominated in Euros or British Pounds, to offset the impact of currency rates on accounts receivable. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings.

      As of December 31, 2003, we had one foreign currency forward contract outstanding to sell approximately 1,700,000 Euros in order to hedge certain receivables denominated in that currency. This contract had an expiration date of January 7, 2004 and did not meet specific hedge accounting requirements. We had no forward or option contracts outstanding as of December 31, 2002.

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

      There have been no borrowings under our variable rate credit facilities. All of our outstanding long-term debt is fixed rate and not subject to interest rate fluctuation. The fair value of the long-term debt will increase or decrease as interest rates decrease or increase, respectively.

Item 8.	Financial Statements and Supplementary Data.

      See the consolidated financial statements of Tekelec and our subsidiaries included herein and listed in Item 15(a) of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

      As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-14 promulgated by the SEC under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)	Changes in Internal Controls

      There have not been any significant changes in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting subsequent to the date of the evaluation referred to above.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      Certain information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on May 14, 2004, entitled “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission. The Proxy Statement will be filed within 120 days after the date of our fiscal year-end of December 31, 2003. We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller and the Chief Financial Officer of Santera. A copy of the Code of Ethics is attached as Exhibit 14.1 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

      The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on May 14, 2004, entitled “Election of Directors — Compensation of Directors,” “Executive Compensation and Other Information,” “Board of Directors and Compensation Committee Reports on Executive Compensation” and “Performance Graph,” to be filed with the Commission. The Proxy Statement will be filed within 120 days after the date of our fiscal year-end of December 31, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on May 14, 2004, entitled “Common Stock Ownership of Principal Shareholders and Management,” to be filed with the Commission. The Proxy Statement will be filed within 120 days after the date of our fiscal year-end of December 31, 2003.

      The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2004, entitled “Executive Compensation and Other Information — Equity Compensation Plan Information,” to be filed with the Commission.

Item 13.	Certain Relationships and Related Transactions.

      The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on May 14, 2004, entitled “Certain Relationships and Related Transactions,” to be filed with the Commission. The Proxy Statement will be filed within 120 days after the date of our fiscal year-end of December 31, 2003.

Item 14.	Principal Accounting Fees and Services

      The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on May 14, 2004, entitled “Principal Accounting Fees and Services”. The Proxy Statement will be filed within 120 days after the date of our fiscal year-end of December 31, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Report:

      1. Consolidated Financial Statements

      2. Consolidated Financial Statement Schedule

Report of Independent Auditors on Financial Statement Schedule	S-1
Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended December 31, 2003	S-2

Schedules that are not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

      3. List of Exhibits

Exhibit
Number	Exhibit

2.1	Registration Rights Agreement dated July 15, 2002 between the Registrant and Catapult Communications Corporation(1)
2.2	Subordinated Guaranty dated July 15, 2002 executed by Catapult Communications Corporation in favor of the Registrant(1)

Exhibit
Number	Exhibit

2.3	Convertible Subordinated Promissory Note due 2004, dated August 30, 2002, in the principal amount of $10,000,000, issued by Catapult Communications International Limited to the Registrant(2)
2.4	Convertible Subordinated Promissory Note due 2004, dated August 30, 2002, in the principal amount of $7,300,000 issued by Catapult Communications International Limited to the Registrant(2)
2.5	Agreement and Plan of Merger dated April 30, 2003 by and among Tekelec, Luke Acquisition Corp., Certain Stockholders of Santera Systems Inc., Santera Systems Inc. and Austin Ventures VI, L.P., as the Representative, including form of Certificate of Merger and of Amended and Restated Certificate of Incorporation of Santera Systems Inc. (schedules and certain exhibits are omitted from this agreement and from the other agreements filed herewith as Exhibits 2.6, 2.7 and 2.8, and Tekelec agrees to furnish supplementally a copy of any such schedule or exhibit to the Commission upon request(3)
2.6	Escrow Agreement dated as of April 30, 2003 by and among Tekelec, Santera Systems, Inc., Certain Stockholders of Santera Systems Inc., Austin Ventures VI, L.P., as the Representative, and J.P. Morgan Trust Company, National Association, as Escrow Agent(3)
2.7	Stockholders Agreement dated as of April 30, 2003 between Tekelec and Santera Systems Inc.(3)
2.8	Registration Rights Agreement dated as of April 30, 2003 by and among Tekelec, Santera Systems Inc., Certain Stockholders of Santera Systems Inc. and Austin Ventures VI, L.P., as the Representative(3)
2.9	Agreement and Plan of Merger dated as of February 25, 2004 by and among Tekelec, Buckaroo, Inc., Taqua, Inc. and, as representatives of the stockholders of Taqua, Inc., Bessemer Venture Partners V L.P. and Columbia Capital, L.L.C. (schedules are omitted from this agreement, and Tekelec agrees to furnish supplementally a copy of any such schedule to the Commission upon request)(4)
2.10	Indemnification Agreement dated as of February 25, 2004 and among Tekelec, Buckaroo, Inc., Taqua, Inc. and certain stockholders of Taqua, Inc.(4)
3.1	Amended and Restated Articles of Incorporation(5)
3.2	Bylaws, as amended(6), as further amended by Amendment No. 1 thereto dated June 27, 2003
4.1	Rights Agreement dated as of August 25, 1997 between the Registrant and U.S. Stock Transfer Corporation as Rights Agent(7)
4.2	Indenture dated as of June 17, 2003 between Registrant and Deutsche Bank Trust Company Americas, including form of Registrant’s 2.25% Senior Subordinated Convertible Notes due 2008(8)
4.3	Registration Rights Agreement dated as of June 17, 2003 between Registrant and Morgan Stanley & Co. Incorporated(8)
10.1	Amended and Restated Non-Employee Director Equity Incentive Plan, including form of nonstatutory stock option agreement(7), as amended February 21, 1996(9)(10)
10.2	Form of Indemnification Agreement between the Registrant and all directors of the Registrant(9)(11)
10.3	Amended and Restated 1994 Stock Option Plan, including form of stock option agreement(12), as amended by Amendment 1 thereto dated May 8, 2003(8)(9)
10.4	Lease Agreement dated as of February 8, 1988 between the Registrant and State Street Bank and Trust Company of California, N.A., not individually, but solely as an Ancillary Trustee for State Street Bank and Trust Company, a Massachusetts banking corporation, not individually, but solely as Trustee for the AT&T Master Pension Trust, covering our principal facilities in Calabasas, California(13)
10.5	Officer Severance Plan, including form of Employment Separation Agreement(14), as amended March 8, 1999 (15) and February 4, 2000(9)(16)

Exhibit
Number	Exhibit

10.6	Amended and Restated Employee Stock Purchase Plan, including form of subscription agreement (9)(17), amended and restated
10.7	Warrants to purchase shares of the Registrant’s Common Stock and Schedule of Warrantholders(9)(18)
10.8	Lease Agreement dated as of November 6, 1998 between the Registrant and Weeks Realty, L.P., covering certain of the Registrant’s facilities in Morrisville, North Carolina(15) as amended by First Amendment thereto dated May 27, 1999, Second Amendment thereto dated October 1, 1999, Third Amendment thereto dated November 30, 1999, and Fourth Amendment thereto dated July 19, 2000(19)
10.9	Loan Agreement dated October 31, 2001 between the Registrant and Union Bank of California (20), as amended by First Amendment thereto dated December 18, 2002 and by Second Amendment thereto and consent dated as of June 9, 2003(8)
10.10	Lease Agreement as of July 19, 2000 between the Registrant and Duke Construction Limited Partnership covering certain of our facilities in Morrisville, North Carolina(19)
10.11	Nonstatutory Stock Option Agreement dated February 1, 2001 between the Registrant and Frederick M. Lax(9)(21)
10.12	Stock Award Agreement dated February 1, 2001 between the Registrant and Frederick M. Lax(9)(21)
10.13	Non-Employee Director Stock Option Plan, including form of stock option agreements(9)(22)
10.14	Nonstatutory Stock Option Agreement dated January 18, 2002 between the Registrant and Lori A. Craven(9)(23)
10.15	2003 Stock Option Plan(9)(17)
10.16	Nonstatutory Stock Option Agreement dated June 11, 2003 between the Registrant and David Heard(8)(9)
10.17	Consulting Agreement dated June 25, 2003 between Santera Systems Inc. and Martin A. Kaplan(8)(9)
10.18	Form of Stock Award Agreement dated as of May 23, 2003 between Registrant and each of Jean-Claude Asscher, Robert V. Adams, Daniel L. Brenner, Howard Oringer and Jon F. Rager (8)(9)
10.19	Indemnification Agreement dated as of June 27, 2003 between Registrant and Martin A. Kaplan(8)
14.1	Code of Ethics for Chief Executive and Senior Financial Officers
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of President and Chief Executive Officer of Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2002.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) filed with the Commission on September 16, 2002.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) filed with the Commission on May 7, 2003.

(4)	Incorporated by Registrant’s Current Report on Form 8-K (File No. 0-15135) filed with the Commission on March 4, 2004.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135)for the quarter ended June 30, 1998.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1996.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1997.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2003.

(9)	Constitutes a management contract or compensatory plan contract or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-05933) filed with the Commission on June 13, 1996.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1987.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2002.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1988.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1993.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1998.

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1999.

(17)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-105879) filed with the Commission on June 5, 2003.

(18)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-37843) filed with the Commission on October 14, 1997.

(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2000.

(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2001.

(21)	Incorporated by reference to the Registrant’s Quarterly Report on 10-Q (File No. 0-15135) for the quarter ended March 31, 2001.

(22)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registrant’s No. 333-97793) filed with the Commission on August 7, 2002.

(23)	Incorporated by reference to the Registrant’s Quarterly Report on 10-Q (File No. 0-15135) for the quarter ended March 31, 2002.

(b) Reports on Form 8-K

i.	On October 22, 2003, the Registrant filed a Current Report on Form 8-K with the Commission with respect to its issuance of a press release announcing the Registrant’s financial results for the quarter ended September 30, 2003.

ii.	On December 10, 2003, the Registrant filed a Current Report on Form 8-K/ A with the Commission that amended the Current Report on Form 8-K, filed with the Commission on June 11, 2003, as amended by the Registrant’s Form 8-K/ A (Amendment No. 1) filed with the Commission on June 25, 2003, and by the Registrant’s Form 8-K/ A (Amendment No. 2) filed with the Commission on September 16, 2003. The Form 8-K/ A was filed to provide updated pro forma financial information for the nine months ended September 30, 2003.

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

Frederick M. Lax
President and Chief Executive Officer

Dated: March 15, 2004

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEAN-CLAUDE ASSCHER Jean-Claude Asscher	Chairman of the Board	March 15, 2004

/s/ FREDERICK M. LAX Frederick M. Lax	President, Chief Executive Officer and Director	March 15, 2004

/s/ ROBERT V. ADAMS Robert V. Adams	Director	March 15, 2004

/s/ DANIEL L. BRENNER Daniel L. Brenner	Director	March 15, 2004

/s/ MARTIN A. KAPLAN Martin A. Kaplan	Director	March 15, 2004

/s/ HOWARD ORINGER Howard Oringer	Director	March 15, 2004

/s/ JON F. RAGER Jon F. Rager	Director	March 15, 2004

/s/ PAUL J. PUCINO Paul J. Pucino	Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)	March 15, 2004

REPORT OF INDEPENDENT AUDITORS

To The Shareholders and Board of Directors of Tekelec

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, shareholders’ equity, and comprehensive income (loss) present fairly, in all material respects, the financial position of Tekelec and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note A to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

January 30, 2004

TEKELEC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2003	2002	2001

	(Thousands, except per share data)
Revenues	$263,700	$260,341	$249,369
Cost of Sales:
Cost of goods sold	58,697	66,536	76,466
Amortization of purchased technology	11,178	10,169	10,324

Total cost of sales	69,875	76,705	86,790

Gross profit	193,825	183,636	162,579

Operating expenses:
Research and development	73,328	59,746	54,479
Selling, general and administrative	104,247	95,973	86,592
Acquired in-process research and development	2,900	—	—
Amortization of goodwill and other intangibles	1,900	1,600	21,664

Total operating expenses	182,375	157,319	162,735

Income (Loss) from operations	11,450	26,317	(156)
Interest and other income (expense):
Interest income	6,259	6,685	8,883
Interest expense	(8,828)	(9,201)	(8,955)
Other, net	86	253	(260)

Total other expense	(2,483)	(2,263)	(332)

Income (Loss) from continuing operations before provision for income taxes	8,967	24,054	(488)
Provision for income taxes	13,600	8,140	6,122

Income (Loss) before minority interest	(4,633)	15,914	(6,610)
Minority interest	19,792	—	—

Income (Loss) from continuing operations	15,159	15,914	(6,610)
Loss from discontinued operation, net of income taxes	—	(3,308)	(289)
Gain on sale of discontinued operation, net of income taxes	3,293	28,312	—

Net income (Loss)	$18,452	$40,918	$(6,899)

Earnings (Loss) per share from continuing operations:
Basic	$0.25	$0.26	$(0.11)
Diluted	0.24	0.26	(0.11)
Loss per share from discontinued operation:
Basic	$—	$(0.05)	$(0.01)
Diluted	—	(0.05)	(0.01)
Earnings per share from gain on sale of discontinued operation:
Basic	$0.05	$0.47	$—
Diluted	0.05	0.46	—
Earnings (Loss) per share:
Basic	$0.30	$0.68	$(0.12)
Diluted	0.29	0.67	(0.12)
Weighted average number of shares outstanding:
Basic	61,163	60,358	59,574
Diluted	62,911	61,386	59,574

See notes to consolidated financial statements

TEKELEC

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,261	$121,636
Short-term investments, at fair value	83,800	59,936
Accounts receivable, less allowances of $2,619 and $4,860, respectively	52,781	44,061
Convertible notes receivable ($17,300 principal amount)	17,580	—
Inventories	21,434	10,560
Deferred income taxes, net	4,958	13,806
Prepaid expenses and other current assets	22,088	16,491

Total current assets	247,902	266,490
Long-term investments, at fair value	210,298	128,258
Property and equipment, net	22,172	21,387
Investments in privately-held companies	17,322	16,525
Deferred income taxes	7,876	11,502
Other assets	6,342	2,263
Long-term convertible notes receivable ($17,300 principal amount)	—	17,987
Goodwill	68,903	44,942
Intangible assets, net	34,118	16,329

Total assets	$614,933	$525,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,974	$6,674
Accrued expenses	30,812	31,011
Accrued payroll and related expenses	17,967	11,360
Current portion of long-term debt	3,934	—
Current portion of deferred revenues	50,105	28,355
Income taxes payable	1,071	1,178

Total current liabilities	112,863	78,578
Notes payable	2,574	—
Long-term convertible debt	125,000	126,973
Deferred income taxes	790	14,493
Long-term portion of deferred revenues	3,687	3,632

Total liabilities	244,914	223,676

Minority interest	41,208	—

Commitments and Contingencies (Note O)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 61,625,518 and 60,892,730 shares issued and outstanding, respectively	189,908	182,277
Retained earnings	137,895	119,443
Accumulated other comprehensive income	1,008	287

Total shareholders’ equity	328,811	302,007

Total liabilities and shareholders’ equity	$614,933	$525,683

See notes to consolidated financial statements.

TEKELEC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2003	2002	2001

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$18,452	$40,918	$(6,899)
Adjustments to reconcile net income (loss) to net cash provided by operation activities:
Minority interest	(19,792)	—	—
Net gain on disposal discontinued operation	(3,293)	(28,312)	—
Net loss from discontinued operation	—	3,308	289
Allowance for doubtful accounts	415	950	4,412
Inventory provision	1,558	6,177	3,448
Depreciation	14,493	15,618	15,959
Amortization	17,047	11,661	31,528
Amortization of deferred financing costs	2,121	819	819
Convertible debt accretion	2,335	3,981	3,723
Deferred income taxes	501	(3,908)	(6,916)
Stock-based compensation	459	5,612	310
Tax benefit related to stock options exercised	1,213	929	6,943
Changes in assets and liabilities (net of business disposal and acquisition):
Accounts and notes receivable	(7,342)	10,188	30,393
Inventories	(7,027)	(1,955)	(4,594)
Prepaid expenses and other current assets	(9,644)	3,315	(5,687)
Trade accounts payable	(957)	(7,890)	1,941
Accrued expenses	(5,908)	8,311	622
Accrued payroll and related expenses	6,600	3,311	(2,143)
Deferred revenues	16,192	(13,861)	15,919
Income taxes payable	(115)	(12,791)	(814)

Total adjustments	8,856	5,463	96,152

Net cash provided by operating activities	27,308	46,381	89,253

Cash flows from investing activities:
Purchase of available-for-sale securities	(407,297)	(486,453)	(257,472)
Proceeds from maturity of available-for-sale securities	302,036	437,067	212,387
Net cash acquired in the acquisition of majority interest in Santera	12,335	—	—
Investments in privately-held companies	(797)	—	(16,500)
Purchase of property and equipment	(6,509)	(5,500)	(18,906)
Purchase of technology	(3,166)	(1,089)	—
Proceeds from disposal of discontinued operation	3,293	37,883	—
Decrease (Increase) in other assets	(602)	177	(507)

Net cash used in investing activities	(100,707)	(17,915)	(80,998)

Cash flows from financing activities:
Retirement of convertible debt	(129,307)	—	—
Proceeds from issuance of convertible debt	125,000	—	—
Debt issuance costs	(3,816)	—	—
Payments on notes payable	(1,224)	—	—
Proceeds from issuance of common stock	5,959	3,890	12,763

Net cash provided by (used in) financing activities	(3,388)	3,890	12,763

Effect of exchange rate changes on cash	412	125	(91)

Net cash flows from discontinued operation	—	2,007	8,636

Net increase (decrease) in cash and cash equivalents	(76,375)	34,488	29,563

Cash and cash equivalents at beginning of the year	121,636	87,148	57,585

Cash and cash equivalents at end of the year	$45,261	$121,636	$87,148

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$17,417	$4,396	$4,398
Income taxes	11,034	15,093	6,210

See notes to consolidated financial statements

TEKELEC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Accumulated
				Other	Total
	Number		Retained	Comprehensive	Shareholders’
	of Shares	Amount	Earnings	Income (Loss)	Equity

	(Thousands)
Balance, December 31, 2000	58,897	$151,830	$85,424	$343	$237,597
Exercise of stock options and warrants and issuance of shares under employee stock purchase plan	1,180	12,763	—	—	12,763
Compensation related to vesting of restricted stock	30	310	—	—	310
Stock option tax benefits	—	6,943	—	—	6,943
Translation adjustment	—	—	—	(1,892)	(1,892)
Net loss	—	—	(6,899)	—	(6,899)

Balance, December 31, 2001	60,107	$171,846	$78,525	$(1,549)	$248,822
Exercise of stock options and warrants and issuance of shares under employee stock purchase plan	786	3,890	—	—	3,890
Compensation related to vesting of restricted stock	—	328	—	—	328
Stock-based compensation charge for stock option modification	—	5,284	—	—	5,284
Stock option tax benefits	—	929	—	—	929
Translation adjustment	—	—	—	1,836	1,836
Net income	—	—	40,918	—	40,918

Balance, December 31, 2002	60,893	$182,277	$119,443	$287	$302,007
Exercise of stock options and warrants and issuance of shares under employee stock purchase plan	733	5,959	—	—	5,959
Compensation related to vesting of restricted stock	—	459	—	—	459
Stock option tax benefits	—	1,213	—	—	1,213
Net unrealized gain on available-for-sale securities, net of tax benefit	—	—	—	643	643
Translation adjustment	—	—	—	78	78
Net income	—	—	18,452	—	18,452

Balance, December 31, 2003	61,626	$189,908	$137,895	$1,008	$328,811

See notes to consolidated financial statements

TEKELEC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,

	2003	2002	2001

	(Thousands)
Net income (loss)	$18,452	$40,918	$(6,899)
Other comprehensive income (loss):
Foreign currency translation adjustments	78	1,836	(1,892)
Net unrealized gain on available-for-sale securities	643	—	—

Comprehensive income (loss)	$19,173	$42,754	$(8,791)

See notes to consolidated financial statements

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Summary of Significant Accounting Policies

Business

      We design, manufacture, market and support network signaling products, switching solutions, and selected service applications for telecommunications networks and contact centers. Our customers include telecommunications carriers, network service providers and contact center operators.

Principles of Consolidation and Presentation

      The consolidated financial statements include the accounts and operating results of Tekelec, our wholly owned subsidiaries, and our majority owned subsidiary, Santera, less minority interest from the acquisition date of June 10, 2003. See Note B — Acquisition of Majority Interest in Santera. All significant intercompany accounts and transactions have been eliminated. Certain items shown in the December 31, 2002 and 2001 financial statements have been reclassified to conform to the current period presentation. As more fully discussed in Note C, we sold our Network Diagnostics Division (“NDD”) effective August 30, 2002. Accordingly, comparative historical financial results and notes have been revised to reflect the Network Diagnostics Division as a discontinued operation.

Use of Estimates and Critical Accounting Policies

      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      The most significant areas that require management judgement are revenue recognition, allowance for doubtful accounts, inventories, impairment of investments and notes receivable, deferred taxes, impairment of goodwill and long-lived assets, product warranty and contingencies and litigation. The accounting policies for these areas are discussed in this or other footnotes to these consolidated financial statements.

Cash and Cash Equivalents

      We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments

      Marketable securities are classified as available-for-sale securities and are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders’ equity. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. To date, we have had no such other-than-temporary declines below cost basis. At December 31, 2003 and 2002, net unrealized gains or losses on available-for-sale securities were not significant. We utilize specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are reported in other income and expense, and were not significant for 2003, 2002 and 2001.

      We also invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as long-term assets and are accounted for under the cost method since we do not have the ability to exercise significant influence over their operations. We periodically review these investments for other-than-temporary declines in their value and write down investments to their fair value when an other-than-temporary decline has occurred. Fair values for investments in privately-held companies

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are estimated based on several factors including; the values for recent rounds of financing; quoted market prices for comparable public companies or market values for recent acquisitions of similar private companies; and pricing models using historical and forecasted financial information. To date, there have been no impairments of investments in privately-held companies.

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

Goodwill

      Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition accounted for using the purchase method. Effective the first quarter of 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” SFAS No. 142 eliminates the amortization of goodwill. Instead, goodwill is reviewed for impairment at least annually thereafter. In connection with our performance of the impairment tests, we obtained valuations of our individual reporting units from an independent third-party valuation firm. The valuation methodologies included, but were not limited to, estimated net present value of the projected future cash flows of these reporting units. With the use of these impairment tests, we determined that there was no goodwill impairment.

Intangible Assets

      Intangible assets consist of purchased technology and other intangible assets, all of which are generally amortized over periods ranging from three to five years. Intangible assets are stated at cost, less accumulated amortization.

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets

      We identify and record impairment of long-lived assets when events or circumstances indicate that the carrying value of such assets may not be recoverable. Events and circumstances that may indicate an impairment include: significant decreases in the fair market value of an asset, negative industry or economic trend, a change in the extent or manner in which an asset is used, shifts in technology, significant underperformance relative to historical or projected future operating results, exiting an activity in connection with a restructure and a significant decline in our market capitalization relative to net book value.

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

Product Warranty Costs

      We generally warrant our products against defects in materials and workmanship for one year after sale and provide for estimated future warranty costs at the time revenue is recognized. At December 31, 2003 and 2002, accrued product warranty costs amounted to $5.1 million and $5.3 million, respectively, and are included in accrued expenses. All warranty claims are expected to be utilized within one year.

      An analysis of changes in the liability for product warranty costs is as follows (In thousands):

	For the Years Ended
	December 31,

	2003	2002	2001

Balance at beginning of period	$5,271	$5,462	$3,434
Current year provision	1,396	3,617	3,965
Expenditures and other adjustments(1)	(1,608)	(3,808)	(1,937)

Balance at end of period	$5,059	$5,271	$5,462

(1)	Includes increase in warranty reserve as a result of the acquisition of Santera in 2003 amounting to $438 and also includes decrease warranty accrual in 2002 for the disposition of NDD amounting to $442.

Revenue Recognition

      Revenues from sales of network signaling, next-generation switching and contact center products are recognized upon the transfer of title, generally at the time of shipment to the customer’s final site and satisfaction of related obligations, if any, provided that persuasive evidence of an arrangement exists, the fee is fixed and determinable and collectability is deemed probable. For certain products, our sales arrangements include acceptance provisions which are based on our published specifications. Revenue is recognized when these products are shipped assuming all other revenue recognition criteria are met, provided that we have previously demonstrated that the product meets the specified criteria and has established a history with substantially similar transactions. Revenue is deferred for sales arrangements that include customer-specific acceptance provisions where we are unable to reliably demonstrate that the delivered product meets all of the specified criteria until customer acceptance is obtained. Revenues associated with multiple-element arrangements are allocated to each element based on vendor specific objective evidence of fair value. Revenues associated with installation services, if provided, are deferred based on the fair value of such services and are recognized upon completion. Installation services are accounted for as a separate element based on the

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer’s obligation to pay the contract price upon shipment of the related equipment and the fact that such services are not essential to the functionality of the related equipment, are available from other vendors and can be purchased unaccompanied by other elements. Extended warranty service revenues are recognized ratably over the warranty period. Engineering service revenues are recognized on delivery or as the services are performed. Development contract revenues are recognized using the percentage-of-completion method based on the costs incurred relative to total estimated costs. Provisions for anticipated losses, if any, on development contracts are recognized in income currently.

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

Advertising

      Advertising costs are expensed as incurred and amounted to approximately $842,000, $421,000 and $980,000 for 2003, 2002 and 2001, respectively.

Stock-Based Compensation

      At December 31, 2003, we have five stock-based employee compensation plans which are described more fully in Note P. In addition, certain employees have received stock based awards upon commencement of employment that are outside these plans. We account for employee stock option plans in accordance with the provisions of Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded, if on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

      To date, options have been granted at exercise prices that equal or exceed market value of the underlying common stock on the grant date. However, we have modified certain option grants that did require remeasurement on the modification date and accordingly have resulted in stock-based compensation as the exercise prices were below the fair market value on the date of the modification. The following table illustrates the effect on stock-based compensation, net income and earnings (loss) per share if we had applied the fair

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Years Ended December 31,

	2003	2002	2001

Stock-based compensation, net of tax:
As reported	$303	$3,648	$202
Additional stock-based compensation expense determined under the fair value method	16,810	14,891	22,278

Pro forma	$17,113	$18,539	$22,480

Net income (loss):
As reported	$18,452	$40,918	$(6,899)
Less: additional stock-based compensation expense determined under the fair value method, net of tax	16,810	14,891	22,278

Pro forma	$1,642	$26,027	$(29,177)

Earnings (loss) per share-basic:
As reported	$0.30	$0.68	$(0.12)
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	0.28	0.25	0.37

Pro forma	$0.02	$0.43	$(0.49)

Earnings (loss) per share-diluted:
As reported	$0.29	$0.67	$(0.12)
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	0.27	0.25	0.37

Pro forma	$0.02	$0.42	$(0.49)

      The key assumptions used for the determination of the fair value are further described in Note P.

      We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

Foreign Currency

      Translation of foreign currencies is accounted for using the local currency as the functional currency of our foreign subsidiaries. All assets and liabilities are translated at exchange rates in effect on the balance sheet dates while revenues and expenses are translated at average rates in effect for the period. The resulting gains and losses are included in a separate component of shareholders’ equity. Realized gains (losses) on foreign currency transactions are reflected in net income (loss) and amounted to ($105,000), $282,000, and ($462,000) for 2003, 2002 and 2001, respectively.

Earnings (loss) Per Share

      Earnings (loss) per share are computed using the weighted average number of shares outstanding and potentially dilutive shares (options and warrants), in accordance with SFAS No. 128, “Earnings per Share.”

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

      Comprehensive income generally represents all changes in shareholders’ equity during the period except those resulting from investments by, or distributions to, shareholders.

Segment Information

      We use the “management approach” in determining reportable business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. We currently have three reportable segments: Network Signaling; Contact Center; and Next-Generation Switching.

Recent Accounting Pronouncements

      In January 2003, FASB issued FIN No. 46, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51.” The Interpretation clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interest entities created after January 31, 2003. On October 8, 2003, the FASB deferred the implementation date of Interpretations No. 46 from the third quarter of 2003 to the fourth quarter of 2003. The adoption of Interpretation No. 46 did not have a material impact on our financial position, results of operations, or cash flows.

      In February 2003, the Financial Accounting Standards Board (“FASB”) issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our financial position, results of operations or cash flows.

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

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104. This staff accounting bulletin revises or rescinds certain sections of SAB 101, which gives interpretation guidance about revenue recognition. SAB 104 makes this interpretive guidance of SAB 101 consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 in December 2003 did not have a material impact on our financial position, results of operations or cash flows.

      Effective the first quarter of 2003, we adopted EITF No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” EITF No. 02-16 addresses how a retailer should account for vendor credits and cash consideration received from a vendor. Adoption of the provisions of EITF No. 02-16 did not have a material impact on our financial position, results of operations or cash flows.

      In November 2003, the EITF reached a consensus on Issue No. 03-10, “Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” EITF No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF No. 03-10 is effective for the first interim period beginning after November 25, 2003. Adoption of the provisions of EITF No. 03-10 will not have a material impact on our financial position, results of operations or cash flows.

Note B. Acquisition of Majority Interest in Santera

      On June 10, 2003, we acquired a 51.6% controlling voting ownership interest (57.5% on an as converted basis) in Santera in exchange for a cash contribution of $28.0 million and the contribution of the business operations and certain assets and liabilities of Tekelec’s Packet Telephony Business Unit (“PTBU”). As part of the acquisition and combination, Santera was recapitalized and Tekelec contributed the $28.0 million in cash to Santera in exchange for 28,000 shares of Santera Series B Preferred Stock. In addition, Tekelec received 38,000 shares of Santera Series A Preferred Stock and one share of Santera common stock in exchange for the PTBU. Santera’s existing shareholders received 62,000 shares of Series A Preferred Stock in exchange for their existing shares in Santera and made an additional cash contribution to Santera of $12.0 million. Each share of Santera Series B Preferred Stock has a liquidation preference equal to $2,000 and is convertible into 1.63 shares of Santera common stock. Each share of Santera Series A Preferred Stock has a liquidation preference equal to $1,000 and is convertible into one share of Santera common stock. In accordance with generally accepted accounting principles, the capital structure of Santera has been eliminated in consolidation and the minority shareholders’ interest in Santera is reflected in our consolidated balance sheet as minority interest. The minority shareholders’ interest in Santera is reflected at the fair value of the Santera assets acquired. Santera develops, markets and sells solutions for carrier-class, next-generation switches.

      The transaction has been accounted for using the purchase method of accounting, and resulted in a step-up of approximately $56.9 million of Santera’s assets and liabilities to fair value as follows:

(Thousands)
Fair value of Santera	$61,000
Direct acquisition costs	3,700
Less: Santera tangible net assets acquired	(7,767)

Fair value step-up	$56,933

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Based on the purchase price allocation, $2.9 million of the purchase price represented acquired in-process research and development (“IPRD”) that had not yet reached technological feasibility and had no alternative future use. IPRD was valued using a discounted cash flow approach commonly known as the “excess earnings” approach. The IPRD amount was recorded as an expense in the second quarter of 2003. The identifiable intangible assets created as a result of the acquisition will be amortized over their estimated useful lives of 15 years, with the exception of acquired backlog which has an estimated life of one year. Amortization expense of purchased technology and other intangible assets of Santera, including the intangible assets contributed by PTBU, amounted to $4.1 million for the year ended December 31, 2003.

      The following table shows our pro forma revenue, net income and net income per share giving effect to the Santera acquisition as of the beginning of 2002, excluding the impact of the one-time IPRD charge:

	For the Years Ended
	December 31,

	2003	2002

	(Thousands, except per
	share amounts)
Revenues	$269,510	$264,356
Net income	14,204	24,151
Net income per share:
Basic	0.23	0.40
Diluted	0.23	0.39

      The net income and losses of Santera are allocated between Tekelec and the minority interest based on their relative interests in the equity of Santera and the related liquidation preferences. This approach requires net losses to be allocated first to the Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent net income will be allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income will then be allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and then to Common Stock in proportion to their relative ownership interests in the equity of Santera. The loss allocated to minority interest of Santera for the period of June 10, 2003 through December 31, 2003 was computed as follows (dollars in thousands):

Santera net loss (includes amortization of intangibles and IPRD charges of $4,069 and $2,900, respectively)	$31,922
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%

Net loss allocated to minority interest	$19,792

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note C — Disposition of Network Diagnostics Business

      On August 30, 2002, we completed the sale of NDD to Catapult Communications Corporation (“Catapult”) for $59.8 million, consisting of cash in the amount of $42.5 million and convertible subordinated promissory notes (the “Notes”) issued by Catapult’s wholly owned Irish subsidiary and guaranteed by Catapult in the total principal amount of $17.3 million. The sale resulted in a pre-tax gain of approximately $41.7 million ($28.3 million after taxes) in 2002. During the third quarter of 2003, an additional $3.3 million gain on the sale was recognized based on post closing adjustments, including working capital, resulting from the final settlement with Catapult in accordance with the asset purchase agreement. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the sale of the NDD business segment has been presented as a discontinued business and our historical financial results for periods prior to disposition have been revised to reflect NDD as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of NDD have been condensed in the accompanying consolidated statements of operations, balance sheets and cash flows.

      Revenues and loss from our discontinued operation were as follows:

	December 31,

	2003	2002	2001

	(Thousands)
Revenues	$—	$(26,556)	$(63,082)
Pre-tax loss from discontinued operation	—	(6,015)	(328)
Benefit from income taxes	—	(2,707)	(39)
Loss from discontinued operation	$—	$(3,308)	$(289)

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

      The Notes were initially reflected in the consolidated balance sheet at their estimated fair value with the assistance of a third party appraisal. The fair value was computed by discounting the face value amount to present value using a fair value rate of interest and then determining the fair value of the conversion option using the Black-Scholes valuation model. The carrying value of the Notes is being adjusted to the redemption

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount at maturity based on an effective interest amortization method, with periodic charges to interest. The carrying values of the Notes and the conversion option are as follows:

	December 31,	December 31,
	2003	2002

	(Thousands)
Notes: face value at $17,300	$14,869	$14,869
Fair value of conversion option feature	3,246	3,246

Fair value of Notes at August 30, 2002	18,115	18,115
Less, accumulated amortization	(535)	(128)

Carrying value of Notes	$17,580	$17,987

Note D — Fair Value of Investments

      We had short-term investments in commercial paper, municipals and money market funds with original maturities of less than 90 days whose carrying amounts approximate their fair values because of their short maturities. These investments are included in cash and cash equivalents and amounted to $10.8 million and $75.5 million at December 31, 2003 and 2002, respectively.

      We also had investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

	December 31,

	2003	2002

	(Thousands)
Type of Security:
Corporate debt securities with maturities of less than one year	$15,050	$58,636
State securities with maturities of less than one year	68,750	1,300

Total short-term investments	83,800	59,936
Corporate debt securities with maturities of between one and three years	57,887	40,091
State securities with maturity between one and three years	8,094	1,415
U.S. government securities with maturities of between one and three years	144,317	86,752

Total long-term investments	210,298	128,258

	$294,098	$188,194

      These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders’ equity. At December 31, 2003 the unrealized gain on available-for-sale securities amounted to approximately $1.0 million. At December 31, 2002, unrealized gains or losses on available-for-sale securities were not significant. We utilized specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are reported in other income and expense, and were not significant for 2003 and 2002.

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

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      With respect to trade receivables, we sell network signaling, switching and contact center systems worldwide primarily to telephone operating companies, equipment manufacturers and corporations that use its systems to design, install, maintain, test and operate communications equipment and networks. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. Generally, payment terms stipulate payment within 90 days of shipment and currently, we do not engage in leasing or other customer financing arrangements. Many of our international sales are secured with import insurance or letters of credit to mitigate credit risk. Although we have processes in place to monitor and mitigate credit risk, there can be no assurance that such programs will be effective in eliminating such risk. Historically, credit losses have been within management’s expectations. Our exposure to credit risk has increased as a result of weakened financial conditions in certain market segments such as the Competitive Local Exchange Carrier segment. Credit losses for such customers have been provided for in the financial statements. Future losses, if incurred, could harm our business and have a material adverse effect on our financial position, results of operations or cash flows.

      Historically, a limited number of customers have accounted for a significant percentage of our Network Signaling revenues in each fiscal quarter. We anticipate that our operating results in any given period will continue to depend upon revenues from a small number of customers.

      Sales to the wireless market have accounted for over 50% of our Network Signaling revenues. We expect that our sales of Network Signaling products and services will continue to account for a substantial majority of our revenues.

      We conduct business in a number of foreign countries, with certain transactions denominated in local currencies. In certain instances where we have entered into contracts that are denominated in foreign currencies, we have obtained foreign currency forward contracts, principally denominated in Euros or British Pounds, to offset the impact of currency rates on accounts receivable. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. See note G — Financial Instruments.

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

Note F — Related Party Transactions

      As of December 31, 2003, our principal shareholder and our Chairman of the Board of Directors (the “Chairman”) and his family owned an aggregate of approximately 20% of our outstanding stock. We paid director’s fees and expenses to the Chairman of $59,000, $55,000 and $51,000 in 2003, 2002 and 2001, respectively.

      During 2003, we entered a consulting agreement through our majority owned subsidiary, Santera, with Marty Kaplan, formerly a Director and Chairman of the Board of Santera. Under the terms of the agreement, Mr. Kaplan receives cash compensation of $75,000 per annum and non-statutory options (the “Options”) to purchase 50,000 shares of our Common Stock under our 2003 Stock Option Plan. The Options shall vest cumulatively in quarterly installments. During 2003, we paid directors fees and expenses to Mr. Kaplan of $13,000.

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our Japanese subsidiary purchased, for resale, products under a distribution arrangement from an affiliate in which three of our directors are directors and shareholders. In August 2002, the Japanese subsidiary was sold as part of the disposition of NDD (see Note C). The following is a summary of transactions and balances with the formerly affiliated company controlled by a director:

	2003	2002	2001

	(Thousands)
Purchases from related party	$—	$1,485	$2,165
Due to related party	—	—	168

Note G — Financial Instruments

      As discussed in Note E, we use derivative instruments, such as forward contracts, to manage our exposure to market risks such as interest rate and foreign exchange risks. In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (adopted in fiscal 2001) and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133,” we record derivative instruments as assets or liabilities on the Consolidated Balance Sheet, measured at fair value.

      Corresponding gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other income and expense in our consolidated statement of operations. When we elect not to designate a derivative instrument and hedged item as a fair value hedge at inception of the hedge, or the relationship does not qualify for fair value hedge accounting treatment under SFAS Nos. 133/138, the full amount of changes in the fair value of the derivative instrument will be recognized in the consolidated financial statements.

      As of December 31, 2003, we had one foreign currency forward contract outstanding to sell approximately 1,700,000 Euros in order to hedge certain receivables denominated in that currency. This contract had an expiration date of January 7, 2004 and did not meet specific hedge accounting requirements. We had no forward or option contracts outstanding as of December 31, 2002. At December 31, 2003, our loss from foreign currency forward contracts was $624,000. We did not enter into forward contracts for the year ended December 31, 2002.

      We may continue to use foreign currency forward contracts to manage foreign currency exchange risks in the future.

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note H — Income Taxes

      The provision for income taxes consists of the following:

	For the Years Ended December 31,

	2003	2002	2001

Continuing Operations:
Current
Federal	$10,112	$8,124	$10,607
State	1,771	3,100	1,962
Foreign	1,216	824	469
Deferred:
Federal	278	(4,410)	(6,171)
State	223	502	(726)
Foreign	—	—	(19)

Total Continuing Operations	13,600	8,140	6,122

Discontinued Operation:
Current income taxes	—	(2,920)	417
Deferred income taxes	—	213	(456)

Total Discontinued Operation	—	(2,707)	(39)

Disposal of Discontinued Operation:
Current income taxes	—	11,043	—
Deferred income taxes	—	2,302	—

Total Disposal of Discontinued Operation	—	13,345	—

Total	$13,600	$18,778	$6,083

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of temporary differences that gave rise to deferred taxes at December 31, 2003 and 2002 are as follows:

	December 31,

	2003	2002

	(Thousands)
Deferred tax assets:
Allowance for doubtful accounts	$994	$1,892
Inventory adjustments	3,885	2,156
Capitalized organization charges	3,492	—
Depreciation and amortization	(1,558)	739
Research and development credit carryforward	1,231	1,231
Foreign tax credit carryforward	5,693	8,450
Accrued liabilities	10,442	8,528
Warranty accrual	1,948	2,053
Installment sale	(7,569)	—
Other	2,594	259
Operating loss carryforward	63,413	—

Total deferred tax assets	84,565	25,308

Valuation allowance for deferred tax assets	(71,731)	—

Total net deferred tax asset	$12,834	$25,308

Deferred tax assets of continuing operations:
Current portion	$4,958	$13,806
Long-term portion	7,876	11,502

Total deferred tax assets of continuing operations	12,834	25,308

Total deferred tax assets	$12,834	$25,308

Deferred tax liabilities:
Acquisition-related intangible assets	$790	$5,653
Installment sale	—	8,840

Total deferred tax liability	$790	$14,493

Current portion	—	$—
Long term portion	790	14,493

Total deferred tax liability	$790	$14,493

      The provision for income taxes does not include any benefit from the losses generated by Santera due to the following: Santera’s losses cannot be included on Tekelec’s consolidated federal tax return because our ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations; and a full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Accordingly, we have provided a $71.7 million valuation allowance against the deferred tax assets of Santera. Realization of the remaining deferred tax assets of $12.8 million is dependent on the extent of our income in carryback years and on our generating sufficient taxable income in the future. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. The amount

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced. In connection with the acquisition of IEX in 1999, we recorded deferred income tax liabilities of $22.9 million associated with certain intangible assets. These deferred income tax liabilities are amortized on a straight-line basis and amounted to $790,000 at December 31, 2003.

      The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	For the Years Ended December 31,

	2003		2002		2001

	(Thousands)
Federal statutory provision	$3,139		$8,418		$(171)
State taxes, net of federal benefit	1,372		1,259		1,186
Research and development credits	(406)		(999)		(1,200)
Nontaxable foreign source income	(441)		(231)		(231)
Acquisition-related intangible assets, net of related deferred income tax liability	2,231		(280)		6,367
Foreign taxes and other	(646)		(27)		171
Increase in valuation allowance for Santera	8,351		—		—

Total income tax provision for continuing operations	13,600	151.7%	8,140	33.8%	6,122	1,254.5%
Income tax benefit (expense) for discontinued operation	—		(2,707)		(39)
Income tax provision for disposal of discontinued operation	—		13,345		—

Total income tax provision	$13,600	151.7%	$18,778	31.5%	$6,083	(748.2%)

      At December 31, 2003, we had available $1.2 million and $5.7 million of state research and development credit and foreign tax credit carryforwards which will expire, if unused, beginning in 2004 and 2006, respectively. We also had $63.4 million of Santera net operating loss carryforwards which will begin to expire in 2019.

      We have not provided for federal income taxes on $1.1 million of undistributed earnings of our foreign subsidiaries that have been reinvested in their operations.

Note I — Inventories

      Inventories consist of the following:

	December 31,

	2003	2002

	(Thousands)
Raw materials	$15,810	$4,777
Work in process	128	179
Finished goods	5,496	5,604

	$21,434	$10,560

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note J — Property and Equipment

      Property and equipment consist of the following:

	December 31,

	2003	2002

	(Thousands)
Manufacturing and development equipment	$61,400	$47,074
Furniture and office equipment	29,464	26,819
Demonstration equipment	2,465	3,711
Leasehold improvements	8,989	8,382

	102,318	85,986
Less, accumulated depreciation and amortization	(80,146)	(64,599)

	$22,172	$21,387

Note K — Goodwill

      The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows (in thousands):

	Network	Contact	Next-Generation
	Signaling	Center	Switching	Total

Balance at December 31, 2002	$35,103	$9,839	$—	$44,942
Addition due to the acquisition of Santera	—	—	25,834	25,834
Transferred to Santera from Network Signaling	(35,103)	—	35,103	—
Reclassification of deferred income taxes related to acquisition to goodwill	—	—	(1,732)	(1,732)
Revaluation of goodwill based on actual transaction related costs	—	(141)	—	(141)

Balance at December 31, 2003	$—	$9,698	$59,205	$68,903

      The net income for 2001 includes amortization of goodwill and assembled workforce of approximately $20.1 million. The adjusted net income and earnings per share information for 2001 as if SFAS No. 142 was adopted on January 1, 2000 would have been:

	2001

	As	As
	Reported	Adjusted

Net income (loss) (thousands)	$(6,899)	$12,790
Basic earnings (loss) per share	(0.12)	0.21
Diluted earnings (loss) per share	(0.12)	0.20

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note L — Intangible Assets

      Intangible assets consist of the following:

	December 31,

	2003	2002

	(Thousands)
Purchased technology	$79,162	$49,995
Other	14,600	10,000

	93,762	59,995
Less, accumulated amortization	(59,644)	(43,666)

	$34,118	$16,329

      The identifiable intangible assets will continue to be amortized over their estimated useful lives. The estimated aggregate amortization expense for intangibles for the subsequent years is:

For the Years
Ending December 31,

2004	$6,859
2005	2,655
2006	2,321
2007	2,212
2008	2,212
Thereafter	17,859

Total	$34,118

Note M — Lines of Credit and Borrowings

      We have a $20.0 million line of credit with a U.S. bank. Our $20.0 million credit facility is collateralized by a stock pledge of our holdings in Santera, bears interest at or, in some cases, below the lender’s prime rate (4.0% at December 31, 2003), and expires on August 31, 2004, if not renewed. Under the terms of this credit facility, we are required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. We believe we are in compliance with these requirements. There have been no borrowings under this credit facility.

      As a result of the Santera transaction (see note B — Acquisition of Majority Interest in Santera) we have two notes payable to U.S. financial institutions. One of the notes has an outstanding balance of $3.2 million and is collateralized by the assets purchased under the note, bears interest at 10% and matures in February 2005. The second note for $3.3 million is collateralized by the assets purchased under the note and substantially all of Santera’s assets, excluding the assets collateralized under the $3.2 million note, bears interest at 6.36% and matures in November 2005. Under the terms of this facility, we are required to maintain certain financial reporting covenants. We believe we are in compliance with these requirements.

Note N — Long-Term Convertible Debt

      On November 2, 1999 we completed a private placement of $135.0 million aggregate principal amount at maturity of 3.25% convertible subordinated discounted notes due in 2004. The notes were issued at 85.35% of their face amount (equivalent to gross proceeds at issuance of approximately $115.2 million before discounts and expenses). The gross proceeds at issuance before discounts and expenses also included approximately

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$15.2 million from the sale of notes issued upon the initial purchasers’ exercise in full of their over-allotment option.

      The notes were issued with a 14.65% discount and carried a cash interest (coupon) rate of 3.25%, payable on May 2 and November 2 of each year, commencing on May 2, 2000. The payment of the principal amount of the notes at maturity together with cash interest paid over the term of the notes represents a yield to maturity of 6.75% per year, computed on a semi-annual bond equivalent basis. Interest expense was computed based on the accretion of the discount, the accrual of the cash interest payment and the amortization of expenses related to the offering of these notes on a straight-line basis, and amounted to $6.2 million, $9.2 million and $8.9 million for 2003, 2002 and 2001, respectively.

      The discounted notes were called and subsequently redeemed on July 19, 2003.

      In June 2003, we issued and sold $125,000,000 principal amount of our 2.25% Senior Subordinated Convertible Notes due 2008 (the “Notes”). The Notes were issued in a private offering in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The initial purchaser of the Notes was Morgan Stanley & Co. Incorporated, which resold the Notes to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The aggregate offering price of the Notes was $125,000,000, and the aggregate proceeds to Tekelec were approximately $121,184,000, after expenses. The Notes mature on June 15, 2008, and are convertible prior to the close of business on their final maturity date into shares of our common stock at a conversion rate of 50.8906 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. There are no financial covenants related to the Notes and there are no restrictions on us paying dividends, incurring debt or issuing or repurchasing securities.

Note O — Commitments and Contingencies

      We lease our office and manufacturing facilities together with certain office equipment under operating lease agreements. Lease terms generally range from one to ten years; certain building leases contain options for renewal for additional periods and are subject to increases up to 10% every 24 months.

      Total rent expense was $8.6 million, $7.1 million and $6.4 million for 2003, 2002 and 2001, respectively.

      Minimum annual non-cancelable lease commitments at December 31, 2003 are:

For the Years
Ending December 31,

(Thousands)
2004	$8,365
2005	6,542
2006	5,721
2007	5,820
2008	5,959
Thereafter	14,607

$47,014

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

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Litigation

      From time to time, various claims and litigation are asserted or commenced against us arising from or related to contractual matters, intellectual property matters, product warranties and personnel and employment disputes. As to such claims and litigation, we can give no assurance that we will prevail. However, we currently do not believe that the ultimate outcome of any pending matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note P — Stock Options and Employee Benefit Plans

      As of December 31, 2003, we have five stock-based employee compensation plans. Under four of the stock option plans with maximum terms of ten years there are 46.1 million shares of our Common Stock authorized and reserved for issuance. The terms of options granted under these option plans are determined at the time of grant, generally vest ratably over a one- to five-year period, and in any case the option price may not be less than the fair market value per share on the date of grant. Both incentive stock options and nonstatutory stock options can be issued under the option plans.

      We also have an Employee Stock Purchase Plan (ESPP), with a maximum term of ten years, the latest of which expires in the year 2006, and under which 1.8 million shares of the Company’s Common Stock have been authorized and reserved for issuance. Eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of Common Stock at 85% of the lower of the market price per share at the beginning or end of each six-month offering period.

      A summary of the status of our stock options, as of December 31, 2003, 2002 and 2001, and the changes during the year ended on those dates are presented below (shares in thousands):

	2003		2002		2001

		Wgtd. Avg.		Wgtd. Avg.		Wgtd. Avg.
	Shares	Exer. Price	Shares	Exer. Price	Shares	Exer. Price

Outstanding at beginning of year	14,551	$20.18	14,355	$21.17	11,600	$18.88
Granted — price equals fair value	7,221	11.20	4,046	17.15	4,546	24.86
Granted — price greater than fair value	—	—	120	19.21	—
Exercised	644	7.92	635	4.51	1,013	9.33
Cancelled	3,074	26.76	3,335	23.61	778	24.21

Outstanding at year-end	18,054	15.91	14,551	20.18	14,355	21.17

Options exercisable at year-end	9,411		7,830		6,169
Options available for future grant	5,406		6,539		3,869
Weighted average fair value of options granted during the year:
Exercise price equals fair value at grant date	$7.48		$12.16		$17.42
Exercise price greater than fair value at grant date	—		10.07		—

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable

		Wgtd. Avg.
	Number	Remaining	Wgtd. Avg.	Number	Wgtd. Avg.
	Outstanding at	Contractual	Exercise	Outstanding at	Exercise
Range of Exercise Price	December 31, 2003	Life	Price	December 31, 2003	Price

$ 2.32 to $ 4.00	419	2.20	$3.37	419	$3.37
4.16 to 9.56	3,628	5.50	8.27	1,243	7.72
9.60 to 12.70	5,027	5.88	12.08	1,488	11.33
12.94 to 21.56	4,992	6.29	18.10	3,034	18.19
22.00 to 27.56	3,454	6.65	24.96	2,780	24.82
30.81 to 48.00	534	6.57	34.65	447	34.75

2.32 to 48.00	18,054	6.00	15.91	9,411	17.81

      SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value for awards granted subsequent to December 31, 1995. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in related interpretations. However, in accordance with the disclosure only requirements of SFAS 123, we have computed the fair value of our stock option grants using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 82%, 92% and 89%, respectively, for 2003, 2002 and 2001, (iii) weighted average risk-free interest rates of 2.2%, 3.7% and 4.8% for 2003, 2002 and 2001, respectively, (iv) weighted average expected option lives of 4.13, 4.9 and 4.5 years for 2003, 2002 and 2001, respectively, and (v) assumed forfeiture rate of 52%, 50% and 34% for 2003, 2002 and 2001, respectively. See Note A — “Stock-Based Compensation” for the proforma impacts of applying SFAS 123.

      In May 2001, we amended the original terms of the stock option grants of the Chief Executive Officer to provide that in the event of his Qualifying Retirement (as defined in the 1994 Stock Option Plan) the exercise period of his stock options following his termination of employment would be extended from 90 days (as provided in the original stock option grant), to the remaining contractual term of the stock options. In November 2002, the Chief Executive Officer announced his plans to retire in February 2003 which would meet the requirement for a Qualifying Retirement. In accordance with FIN 44, we recorded a $5.3 million non-cash stock-based compensation charge to general and administrative expense for the year ended December 31, 2002 to reflect the difference between the stock option exercise price (average of $21.43) and the fair market value of our common stock of $32.46 on the date of the May 2001 modification. In addition to the stock option amendment, we have agreed to pay to the Chief Executive Officer a one-time cash severance payment of $300,000 upon his retirement and post-retirement health benefits for life with an estimated present value of $304,000. These amounts have been fully accrued for and reflected in general and administrative expense for the year ended December 31, 2003.

      During 2003, 2002 and 2001, approximately 89,000, 150,000 and 165,000 shares, respectively, were purchased under our ESPP at weighted average exercise prices of $9.64, $6.83 and $18.95, respectively. At December 31, 2003, 2002 and 2001, there were approximately 712,000, 200 and 154,000 shares, respectively, available for future grants. The weighted average fair values of ESPP shares granted in 2003, 2002 and 2001 were $4.37, $3.30 and $9.23 per share, respectively.

      We have a 401(k) tax-deferred savings plan under which eligible employees may authorize from 2% to 50% of their compensation to be invested in employee-elected investment funds managed by an independent trustee and under which we may contribute matching funds of up to 50% of the employees’ first 12% of payroll

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deductions. During 2003, 2002 and 2001, our contributions amounted to $2.9 million, $3.1 million and $2.7 million respectively.

Note Q — Earnings Per Share

      The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the years ended December 31, 2003, 2002 and 2001:

	Net Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(Thousands except per-share amounts)
For the Year Ended December 31, 2003:
Basic earnings per share	$18,452	61,163	$0.30
Effect of Dilutive Securities — Stock Options and Warrants	—	1,748

Diluted earnings per share	$18,452	62,911	$0.29

For the Year Ended December 31, 2002:
Basic loss per share	$40,918	60,358	$0.68
Effect of Dilutive Securities — Stock Options and Warrants	—	1,028

Diluted loss per share	$40,918	61,386	$0.67

For the Year Ended December 31, 2001:
Basic earnings per share	$(6,899)	59,574	$(0.12)
Effect of Dilutive Securities — Stock Options and Warrants	—	—

Diluted earnings per share	$(6,899)	59,574	$(0.12)

      The computation of diluted number of shares excludes unexercised stock options and warrants and potential shares issuable upon conversion of our convertible subordinated discounted notes and senior subordinated convertible notes that are anti-dilutive. The numbers of such shares excluded were 16.9 million, 22.3 million and 14.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      There were no transactions subsequent to December 31, 2003, which, had they occurred prior to January 1, 2004, would have changed materially the number of shares in the basic or diluted earnings per share computations.

Note R — Operating Segment Information

      The Network Signaling operating segment develops, markets and sells our Eagle signaling products based on our high capacity Eagle 5 Signaling Application System (SAS) platform that has recently been expanded to include TekWare and TekServer architecture, a high-density, high-speed processing platform that is backward compatible with existing technology; an SS7/ IP gateway for signaling in converged networks, and other convergence products; Sentinel, a complete network monitoring and revenue assurance system; and network signaling products resulting our acquisition of IEX, including ASi 4000 Service Control Point, an advanced database server used for the provisioning of telephony applications.

      The Contact Center operating segment develops, markets and sells software-based solutions for call centers, including TotalView Workforce Management and TotalNet Call Routing.

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Next-Generation Switching segment develops, markets and sells our Santera portfolio of switching solutions that allows network service providers to migrate their network infrastructure from circuit-based technology to packet-based technology. Santera’s product portfolio includes SanteraOne, a carrier-grade, integrated voice and data switching solution which delivers applications like IXC tandem, Class 4/5, PRI offload, packet/cell switching and Voice over Broadband services.

      As discussed in Note C — Disposition of Business, we sold NDD which was comprised of the Network Diagnostics and the Japan Diagnostics operating segments. NDD is reflected as a discontinued operation and accordingly the historical operating segment data has been restated to exclude the discontinued operation.

      Transfers between operating segments are made at prices reflecting market conditions. The allocation of revenues from external customers by geographical area is determined by the destination of the sale.

      Our operating segments and geographical information are as follows (in thousands):

Operating Segments

	Revenues

	2003	2002	2001

Network Signaling	$216,430	$221,492	$211,138
Contact Center	35,820	38,849	38,231
Next-Generation Switching	11,450	—	—

Total net revenues	$263,700	$260,341	$249,369

	Income (Loss) From Operations

	2003	2002	2001

Network Signaling	$70,654	$59,103	$46,956
Contact Center	11,959	15,213	16,986
Next-Generation Switching	(22,831)	—	—
General Corporate(1)	(48,332)	(47,999)	(64,098)

Total income (loss) from operations	$11,450	$26,317	$(156)

(1)	General Corporate includes acquisition-related charges and amortization of $15,325, $11,200 and $31,264 for 2003, 2002 and 2001 respectively, and other corporate expenses that are not specifically allocated to the operating segments or used by operating segment management to evaluate their segment performance.

Enterprise Wide Disclosures

      The following table sets forth, for the periods indicated, revenues from external customers by principal product line (in thousands):

	2003	2002	2001

Network Signaling	$216,430	$221,492	$211,138
Contact Center	35,820	38,849	38,231
Next-Generation Switching	11,450	—	—

Total revenues from external customers	$263,700	$260,341	$249,369

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth, for the periods indicated, revenues from external customers by geographic territory (in thousands):

	2003	2002	2001

North America	$218,540	$214,493	$207,616
Europe	16,573	26,309	9,967
Rest of World	28,587	19,539	31,786

Total revenues from external customers	$263,700	$260,341	$249,369

      The following table sets forth, for the periods indicated, long-lived assets by geographic area in which we hold assets (in thousands):

	2003	2002

United States	$147,696	$84,064
Other	1,161	857

Total long-lived assets	$148,857	$84,921

      For the year ended December 31, 2003, sales to one customer accounted for 10% of our revenue and included sales from all operating segments. There were no customers accounting for 10% or more of the revenues in 2002. For the year ended December 31, 2001, sales to two customers accounted for 16% and 10% of the revenues and included sales from the network signaling and contact center operating segments.

Note S — Common Stock

      Warrants: At December 31, 2003 and 2002, we had warrants outstanding to purchase an aggregate of 195,000 shares of its Common Stock, as more fully discussed below.

      In July 1997, we issued warrants to purchase a total of 360,000 shares of our Common Stock to five directors and one corporate officer at $14.08 per share. These warrants vested and became exercisable in 12 equal quarterly installments beginning on September 30, 1997. During 2003 and 2002, none of these warrants were exercised and warrants to purchase 195,000 were outstanding at December 31, 2003 and December 31, 2002.

      Restricted Stock: In February 2001, we granted a restricted stock award of 30,000 shares of our Common Stock to a corporate officer in connection with the commencement of his employment. The restricted shares vest in four equal annual installments beginning in February 2002. This award was valued at $827,000, which is being recognized as stock-based compensation expense over the term of the award.

      In May 2003, we granted a restricted stock award of 25,000 shares of our Common Stock to five directors in connection with additional compensation for services rendered to us. The restricted shares vest in four equal quarterly installments over one year beginning in May 2003. This award was valued at $319,000, which is being recognized as stock-based compensation expense over the term of the award.

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note T — Quarterly Financial Summary (Unaudited)

	Quarters

For the Years Ended December 31,	First	Second	Third	Fourth

	(Thousands, except per-share data)
2003
Revenues	$55,006	$62,922	$70,747	$75,025
Gross profit	39,394	43,875	53,295	57,261
Income (Loss) from continuing operations before provision for income taxes	2,146	(1,280)	2,129	5,972
Minority interest	—	4,505	8,015	7,272
Income (Loss) from continuing operations	1,514	1,210	5,157	7,278
Gain on sale of discontinued operation, net of income taxes	—	—	3,293	—
Net income	1,514	1,210	8,450	7,278
Earnings per share from continuing operations:
Basic	$0.02	$0.02	$0.09	$0.12
Diluted	0.02	0.02	0.08	0.11
Earnings per share from gain on sale of discontinued operation:
Basic	$—	$—	$0.05	$—
Diluted	—	—	0.05	—
Earnings per share:
Basic	$0.02	$0.02	$0.14	$0.12
Diluted	0.02	0.02	0.13	0.11
Weighted average number of shares outstanding:
Basic	60,934	61,032	61,206	61,481
Diluted	61,632	62,276	69,915	70,544
2002
Revenues	$60,364	$68,010	$73,544	$58,423
Gross profit	39,035	48,333	54,589	41,679
Income (Loss) from continuing operations before provision for income taxes	3,698	7,238	14,084	(966)
Income (Loss) from continuing operations	2,513	4,735	9,324	(658)
Income (Loss) from discontinued operation, net of income taxes	(1,192)	(218)	(1,898)	—
Gain on sale of discontinued operation, net of income taxes	—	—	28,312	—
Net income (loss)	1,321	4,517	35,738	(658)
Earnings (Loss) per share from continuing operations:
Basic	$0.04	$0.08	$0.15	$(0.01)
Diluted	0.04	0.08	0.16	(0.01)
Earnings (Loss) per share from discontinued operation:
Basic	$(0.02)	$—	$(0.03)	$—
Diluted	(0.02)	(0.01)	(0.03)	—
Earnings per share from gain on sale of discontinued operation:
Basic	$—	$—	$0.47	$—
Diluted	—	—	0.41	—
Earnings (Loss) per share:
Basic	$0.02	$0.08	$0.59	$(0.01)
Diluted	0.02	0.07	0.54	(0.01)
Weighted average number of shares outstanding:
Basic	60,143	60,197	60,407	60,687
Diluted	61,776	61,180	68,793	60,687

      For the three months ended September 30, 2003 and December 31, 2003, the calculation of earnings per share includes, for the purposes of the calculation, the add-back to net income of $591 and $590, respectively,

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for assumed after-tax interest cost related to the convertible debt using the “if-converted” method of accounting for diluted earnings per share. The weighted average number of shares outstanding for each of the three months ended September 30, 2003, and December 31, 2003 includes 6,361 shares related to the convertible debt using the “if-converted” method.

      For the three months ended September 30, 2002, the calculation of earnings per share includes, for the purposes of the calculation, the add-back to net income of $1,498 for assumed after-tax interest cost related to the convertible subordinated discounted notes using the “if-converted” method of accounting for diluted earnings per share. The weighted average number of shares outstanding for the three months ended September 30, 2002 includes 7,606 shares related to the convertible debt using the “if-converted” method.

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

Note U — Subsequent Events (Unaudited)

      In January 2004 we began a transition plan to relocate manufacturing facilities from Calabasas, California to our facilities in Morrisville, North Carolina. The transition will take place throughout 2004 with an anticipated completion during the fourth quarter.

      On February 25, 2004, we announced that we entered into a definitive agreement to purchase Taqua, Inc., a leading privately-held provider of next-generation Class 5 packet switching systems, located in Richardson, Texas. We are purchasing all of Taqua’s outstanding stock, for approximately $85 million cash, plus assuming outstanding options. The purchase is expected to close no later than April 2004, pending United States anti-trust approval and the completion of certain contractual requirements. Taqua will become part of our next-generation switching business. Taqua brings to Tekelec a Class 5 switching solution optimized for the small switch service provider market. This complements our existing SanteraOne platform which is optimized for the mid to large size Class 4, Class 5 and wireless markets.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Tekelec

      Our audits of the consolidated financial statements referred to in our report dated January 30, 2004 appearing in the Annual Report to Shareholders of Tekelec (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule appearing on page S-2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

January 30, 2004

S-1

TEKELEC

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C	Column D		Column E

		Additions
	Balance at	Charged to	Deductions		Balance at
	Beginning	Costs and	and other		End of
Description	of Period	Expenses	Adjustments		Period

	(Thousands)
Year ended December 31, 2001:
Allowance for doubtful accounts	$4,287	$4,412	$3,350		$5,349
Product warranty	3,434	3,965	1,937		5,462

Year ended December 31, 2002:
Allowance for doubtful accounts	$5,349	$950	$1,439	(1)	$4,860
Product warranty	5,462	3,617	3,808	(2)	5,271

Year ended December 31, 2003:
Allowance for doubtful accounts	$4,860	$415	$2,656	(3)	$2,619
Product warranty	5,271	1,396	1,608	(4)	5,059

(1)	Includes $782 as a result of the disposition of NDD

(2)	Includes $442 as a result of the disposition of NDD

(3)	Includes $527 as a result of the acquisition of Santera

(4)	Includes $438 as a result of the acquisition of Santera

S-2

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page

3.2	Amendment No. 1 to Bylaws, as amended.
14.1	Code of Ethics for Chief Executive and Senior Financial Officers.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of President and Chief Executive Officer of Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.