Form 10-Q
period 2004-03-31
TEKELEC
filed 2004-05-07
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15135

Tekelec

(Exact name of registrant as specified in its charter)

California	95-2746131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

      As of April 22, 2004, there were 62,323,737 shares of the registrant’s common stock, without par value, outstanding.

TEKELEC

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

TEKELEC

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)

	(Thousands, except share
	data)
ASSETS
Current assets:
Cash and cash equivalents	$118,123	$45,261
Short-term investments, at fair value	66,948	83,800
Accounts receivable, less allowances of $2,517 and $2,619, respectively	65,766	52,781
Convertible notes receivable ($17,300 principal amount)	17,478	17,580
Inventories	24,284	21,434
Deferred income taxes, net	6,309	4,958
Prepaid expenses and other current assets	25,358	22,088

Total current assets	324,266	247,902
Long-term investments, at fair value	157,032	210,298
Property and equipment, net	23,392	22,172
Investments in privately-held companies	17,322	17,322
Deferred income taxes, net	9,419	7,876
Other assets	6,957	6,342
Goodwill	68,903	68,903
Intangible assets, net	30,524	34,118

Total assets	$637,815	$614,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$16,349	$8,974
Accrued expenses	30,638	30,812
Accrued payroll and related expenses	16,453	17,967
Current portion of notes payable	3,337	3,934
Current portion of deferred revenues	58,095	50,105
Income taxes payable	7,882	1,071
Deferred income tax	232	—

Total current liabilities	132,986	112,863
Notes payable	2,228	2,574
Long-term convertible debt	125,000	125,000
Deferred income taxes	—	790
Long-term portion of deferred revenues	2,487	3,687

Total liabilities	262,701	244,914

Minority Interest	31,631	41,208

Commitments and Contingencies (Note I)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 62,261,466 and 61,625,518 shares issued and outstanding, respectively	198,997	189,908
Retained earnings	143,744	137,895
Accumulated other comprehensive income	742	1,008

Total shareholders’ equity	343,483	328,811

Total liabilities and shareholders’ equity	$637,815	$614,933

See notes to consolidated financial statements.

TEKELEC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
	(Thousands, except
	per share data)
Revenues	$78,870	$55,006
Cost of sales:
Cost of goods sold	19,385	13,081
Amortization of purchased technology	3,064	2,531

Total cost of sales	22,449	15,612

Gross profit	56,421	39,394

Operating expenses:
Research and development	20,619	14,213
Selling, general and administrative	32,271	21,951
Restructuring	942	—
Amortization of intangible assets	532	400

Total operating expenses	54,364	36,564

Income from operations	2,057	2,830
Other income (expense):
Interest income	1,533	1,448
Interest expense	(1,118)	(2,355)
Other, net	53	223

Total other income (expense)	468	(684)

Income from operations before provision for income taxes	2,525	2,146
Provision for income taxes	6,253	632

Net income (loss) before minority interest	(3,728)	1,514
Minority interest	9,577	—

Net income	$5,849	$1,514

Earnings per share:
Basic	$0.09	$0.02
Diluted	0.09	0.02
Weighted average number of shares outstanding:
Basic	62,034	60,934
Diluted	65,194	61,632

See notes to consolidated financial statements.

TEKELEC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months
	Ended March 31,

	2004	2003

	(Unaudited)
	(Thousands)
Net income	$5,849	$1,514
Other comprehensive income (loss):
Foreign currency translation adjustments	(44)	(246)
Net unrealized loss on available-for-sale securities	(222)	—

Comprehensive income	$5,583	$1,268

See notes to consolidated financial statements.

TEKELEC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
	(Thousands)
Cash flows from operating activities:
Net income	$5,849	$1,514
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(9,577)	—
Depreciation	3,255	3,437
Amortization	3,612	3,033
Amortization of deferred financing costs	278	205
Convertible debt accretion	102	1,038
Deferred income taxes	(3,453)	(1,050)
Stock-based compensation	174	72
Tax benefit related to stock options exercised	1,695	152
Changes in operating assets and liabilities Accounts receivable	(12,998)	(3,758)
Inventories	(2,850)	30
Prepaid expenses and other current assets	(3,266)	(1,732)
Trade accounts payable	7,373	(1,479)
Accrued expenses	(166)	(374)
Accrued payroll and related expenses	(1,516)	(1,292)
Deferred revenues	6,789	5,967
Income taxes payable	6,808	733

Total adjustments	(3,740)	4,982

Net cash provided by operating activities	2,109	6,496

Cash flows from investing activities:
Proceeds from maturity of available-for-sale securities	366,718	137,620
Purchase of available-for-sale securities	(296,820)	(128,632)
Purchase of property and equipment	(4,468)	(823)
Purchase of technology	—	(12)
Change in other assets	(897)	(37)

Net cash provided by investing activities	64,533	8,116

Cash flows from financing activities:
Payments on notes payable	(943)	—
Proceeds from issuance of common stock	7,220	269

Net cash provided by financing activities	6,277	269

Effect of exchange rate changes on cash	(57)	(280)

Net change in cash and cash equivalents	72,862	14,601
Cash and cash equivalents at beginning of period	45,261	167,283

Cash and cash equivalents at end of period	$118,123	$181,884

See notes to consolidated financial statements.

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A.     Basis of Presentation

      The consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 2003, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial condition, operating results and cash flows for the interim periods. The consolidated financial statements include the accounts and operating results of our wholly owned subsidiaries and our majority owned subsidiary, Santera, less minority interest from the acquisition date of June 10, 2003. See Note B — Acquisition of Majority Interest in Santera.

      The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior financial statements have been reclassified to conform to the presentation of the current period.

      We conduct business in a number of foreign countries. We expect international sales to account for a significant portion of our revenues in future periods. Accordingly, we have identified four geographic territories for analyzing and reporting sales data. The four territories are: (1) North America, comprised of the United States and Canada, (2) “EMEA” comprised of Europe, the Middle East and Africa, (3) “CALA” comprised of the Caribbean and Latin America including Mexico, and (4) Asia Pacific, comprised of Asia and the Pacific region including China. These territories are presented for the three months ended March 31, 2004, with comparative information reclassified for the three months ended March 31, 2003.

      We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying consolidated financial statements for the three months ended March 31, 2004 and 2003 are for the thirteen weeks ended April 2, 2004 and March 28, 2003, respectively.

      These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

      In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-10, “Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” EITF No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF No. 03-10 is effective for the first interim period beginning after November 25, 2003. Because we do not offer manufacturer sales incentives, adoption of the provisions of EITF No. 03-10 did not have a material impact on our financial position, results of operations or cash flows.

      In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Revised SFAS No. 132 affects employers’ required disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Revised SFAS 132 requires disclosures in addition to those in the original SFAS No. 132. Revised SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by Revised Statement 132 are effective for interim periods beginning after December 15, 2003. Because we do not offer pension or other postretirement benefits, adoption of Revised SFAS No. 132 beginning in the first quarter of 2004 did not have a material impact on our financial position, results of operations or cash flows.

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2004, the EITF reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF No. 03-1 requires disclosures on investments in an unrealized loss position. The disclosures are designed to help financial statement users analyze a company’s unrealized losses and to enable them to better understand the basis for any management conclusion that the impairment is temporary. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are effective for the first annual reporting period ending after December 15, 2003. All new disclosures related to cost method investments are effective for the annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required. We will begin to make these required disclosures in our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. Adoption of EITF No. 03-1 will not have a material impact on our financial position, results of operations or cash flows.

      On February 12, 2004, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-1 “Reporting Variable Interests in Specified Assets of Variable Interest Entities under Paragraph 13 of FASB Interpretation No. 46 (Revised December 2003) (“FIN 46(R)”), Consolidation of Variable Interest Entities” to replace FIN 46-2 as a result of the release of FIN 46R in December 2003. The FSP states that a specified asset of a variable interest entity and the liability secured by that asset should not be deemed a separate variable interest entity. The effective date for this FSP follows the effective date and transition guidance specified in FIN 46R. Adoption of Fin 46(R)-1 will not have a material impact on our financial position, results of operations or cash flows.

      In April 2004, the FASB issued FSP 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Financial Instruments,” (“FSP 129-1”). FSP 129-1 states that SFAS No. 129 “Disclosure of Information about Capital Structure” applies to all contingently convertible securities, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Paragraph 4 of SFAS No. 129 requires the disclosure of significant terms of the conversion features of the contingently convertible security to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. Disclosures are to indicate whether the shares that would be issued if the contingently convertible securities were converted are included in the calculation of diluted earnings per share, and the reasons why or why not. The guidance in FSP 129-1 is effective immediately upon posting of the final FSP 129-1 to the FASB website and applies to all existing and newly created securities. We have included these required disclosures in Note L “Earnings Per Share” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Note B.     Acquisition of Majority Interest in Santera

      On June 10, 2003, we acquired a 51.6% controlling voting ownership interest (57.5% on an as converted basis) in Santera in exchange for cash contribution of $28.0 million and the contribution of the business operations and certain assets and liabilities of our Packet Telephony Business Unit (“PTBU”). As part of the acquisition and combination, Santera was recapitalized and we contributed the $28.0 million in cash to Santera in exchange for 28,000 shares of Santera Series B Preferred Stock. In addition, we received 38,000 shares of Santera Series A Preferred Stock and one share of Santera common stock in exchange for the PTBU. Santera’s existing stockholders received 62,000 shares of Series A Preferred Stock in exchange for their existing shares in Santera and a cash contribution to Santera of $12.0 million. Each share of Santera’s Series B Preferred Stock has a liquidation preference equal to $2,000 and is convertible into 1.63 shares of Santera’s common stock. Each share of Santera’s Series A Preferred Stock has a liquidation preference equal to $1,000 and is convertible into one share of Santera common stock. Under terms of the original purchase agreement, we made an additional cash investment of $6.0 million in Santera during March 2004, in exchange for 6,000 shares of Santera Series B Preferred Stock. As a result of this cash investment, our ownership

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percentage increased to 53.7% (60.1% on an as converted basis). In accordance with generally accepted accounting principles, the capital structure of Santera has been eliminated in consolidation and the minority stockholders’ interest in Santera is reflected in our consolidated balance sheet as minority interest. The minority stockholders’ interest in Santera is reflected at the fair value of the Santera assets acquired on the date of acquisition. Santera develops, markets and sells solutions for carrier-class, next-generation switches.

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

      Based on the purchase price allocation, $2.9 million of the purchase price represented acquired in-process research and development (“IPRD”) that had not yet reached technological feasibility and had no alternative future use. IPRD was valued using a discounted cash flow approach commonly known as the “excess earnings” approach. The IPRD amount was recorded as an expense in the second quarter of 2003. The identifiable assets created as a result of the acquisition will be amortized over their estimated useful lives of 15 years, with the exception of acquired backlog, which has an estimated life of one year. Amortization expense of purchased technology and other intangible assets of Santera, including the intangible assets contributed by PTBU, amounted to $1.9 million for the three months ended March 31, 2004.

      The following table shows our pro forma revenue, net income and net income per share giving effect to the Santera acquisition as of the beginning of 2003:

Three Months Ended
March 31, 2003

(Thousands, except
per share amounts)
Revenues	56,862
Net loss	(972)
Net loss per share:
Basic	(0.02)
Diluted	(0.02)

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net income and losses of Santera are allocated between Tekelec and the minority stockholders based on their relative interests in the equity of Santera and the related liquidation preferences. This approach requires net losses to be allocated first to the Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent net income will be allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income will then be allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and then to Common Stock in proportion to their relative ownership interests in the equity of Santera. The loss allocated to minority interest of Santera for the three months ended March 31, 2004 was computed as follows (dollars in thousands):

Santera net loss	$15,447
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%

Net loss allocated to minority interest	$9,577

      In addition to our current ownership interest, we have the right to increase our ownership to 56.0% of Santera’s outstanding shares (62.5% on an as converted basis) for a per share purchase price equal to the per share purchase price of our original investment. We also have certain rights, exercisable during the period from July 1, 2005 through December 31, 2007, to acquire the remaining outstanding shares of Santera from the holders thereof at a price determined in accordance with the terms of the definitive agreements (the “Tekelec Option Price”). In addition, the other stockholders of Santera will have the right, exercisable during the period from January 2006 through February 2008, to require us to purchase their shares at a price equal to 80% of the Tekelec Option Price, provided Santera has been profitable for the two calendar quarters preceding such exercise.

Note C.     Disposition of Network Diagnostics Business

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

	March 31,	December 31,
	2004	2003

	(Thousands)
Notes: face value at $17,300	$14,869	$14,869
Fair value of conversion option feature	3,246	3,246

Fair value of Notes at August 30, 2002	18,115	18,115
Less, accumulated amortization	(637)	(535)

Carrying value of Notes	$17,478	$17,580

Note D.     Restructuring Costs

      In January 2004, we announced a cost reduction initiative that is expected to result in employee terminations and relocations. The cost reduction initiative resulted in restructuring charges of $942,000 for the three months ended March 31, 2004, including $874,000 in severance costs, $25,000 in retention bonuses and $43,000 in relocation costs. These restructuring costs relate to the implementation of a global strategic manufacturing plan which includes the outsourcing of the majority of our manufacturing operations and the relocation of our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina which is expected to be complete by the end of 2004.

      For the restructuring charges related to relocation costs and retention bonuses, we have applied the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The principal difference between SFAS No. 146 and previous accounting standards relates to the timing of when restructuring charges are recorded. Under SFAS No. 146, restructuring charges are recorded as liabilities are incurred. Under prior accounting standards, restructuring related liabilities were recorded at the time we committed to a restructuring plan. Retention bonuses are being recognized proratably over the service period. We have applied the provisions of SFAS 112, “Employers’ Accounting for Postemployment Benefits” for severance costs because the severance benefits provided as part of this restructuring were part of an ongoing benefit arrangement and we accrued a liability for the severance costs.

      The costs related to the restructuring were as follows:

		Costs Incurred	Cumulative
		for the Three	Costs Incurred
	Total Costs	Months Ended	through
	Expected to be	March 31,	March 31,
	Incurred	2004	2004

	(Thousands)
Severance costs and retention bonuses	$972	$899	$899
Employee relocation costs	550	43	43
Facility relocation costs	320	—	—

Total	$1,842	$942	$942

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The restructuring activity has resulted in the following accrual as of March 31, 2004:

			Balance at
	Restructuring		March 31,
	Charges, Net	Payments	2004

	(Thousands)
Severance costs and retention bonuses	$899	$—	$899
Employee relocation costs	43	(43)	—

Total	$942	$(43)	$899

      As of March 31, 2004, total restructuring liabilities amounted to $899,000 and are included in accrued expenses and accrued payroll and related expenses in the accompanying balance sheet. Additional restructuring charges estimated at approximately $900,000 in total are likely to be incurred throughout the second, third and fourth quarters of 2004 as a result of the global strategic manufacturing plan and other consolidation activities.

Note E.     Certain Balance Sheet Items

	March 31,	December 31,
	2004	2003

	(Unaudited)

	(Thousands)
Inventories consist of the following:
Raw materials	$16,248	$15,810
Work in process	687	128
Finished goods	7,349	5,496

Inventories	$24,284	$21,434

Property and equipment consist of the following:
Manufacturing and development equipment	$66,654	$61,400
Furniture and office equipment	31,151	29,464
Demonstration equipment	2,519	2,465
Leasehold improvements	9,064	8,989

	109,388	102,318
Less accumulated depreciation	(85,996)	(80,146)

Property and equipment, net	$23,392	$22,172

Intangible assets consist of the following:
Purchased technology	$79,162	79,162
Other	14,600	14,600

	93,762	93,762
Less accumulated amortization	(63,238)	(59,644)

Intangible assets, net	$30,524	$34,118

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note F.     Financial Instruments

      We use derivative instruments, such as forward contracts, to manage our exposure to market risks such as interest rate and foreign exchange risks. We record derivative instruments as assets or liabilities on the Consolidated Balance Sheet, measured at fair value.

      Corresponding gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other income and expense in our consolidated statement of operations. When we elect not to designate a derivative instrument and hedged item as a fair value hedge at inception of the hedge, or the relationship does not qualify for fair value hedge accounting, the full amount of changes in the fair value of the derivative instrument will be recognized in the consolidated financial statements.

      As of March 31, 2004, we had one foreign currency forward contract outstanding to sell approximately 2.4 million Euros in order to hedge certain receivable balances denominated in this currency. This contract had an expiration date of April 6, 2004, and did not meet specific hedge accounting requirements.

      As of March 31, 2003, we had two foreign currency forward contracts outstanding to sell approximately 800,000 Euros and 759,000 Canadian Dollars in order to hedge certain receivable balances denominated in those currencies. These contracts had an expiration date of April 4, 2003, and did not meet specific hedge accounting requirements.

      Corresponding gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other income and expense in our consolidated statement of operations. For the three months ended March 31, 2004 and 2003, our net loss from foreign currency forward contracts was $42,477 and $159,000, respectively.

      We may continue to use foreign currency forward contracts to manage foreign currency exchange risks in the future.

Note G.     Income Taxes

      The income tax provision from continuing operations for the three months ended March 31, 2004 and 2003 was $6.3 million and $632,000, respectively. Our provision for income taxes does not include any benefit from the losses generated by Santera because our ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations. Therefore, Santera losses are not reported on our consolidated federal tax return. A full valuation allowance is provided on the tax benefits generated by Santera as a result of its historical operating losses. In addition, the tax provision also reflects the effect of non-deductible acquisition-related costs, partially offset by benefits of $557,000 and $1.1 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs.

      Excluding the effect of acquisition-related items and Santera’s operating results, an effective tax rate of 35% and 34% was applied to continuing operations for the three month period ended March 31, 2004 and 2003, respectively, and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits, and other benefits from foreign sourced income.

Note H.     Lines of Credit, Notes Payable and Long-Term Convertible Debt

      We have a $20.0 million line of credit with a U.S. bank. Our $20.0 million credit facility is collateralized by a stock pledge of our holdings in Santera, bears interest at or, in some cases, below the lender’s prime rate (4.0% at March 31, 2004) and expires on August 31, 2004, if not renewed. Under the terms of this credit facility, we are required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. We believe we are in compliance with these requirements. There have been no borrowings under this credit facility.

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of the Santera transaction (see Note B — Acquisition of Majority Interest in Santera), we have two notes payable to U.S. financial institutions with monthly installments of principal and interest. One of the notes has an outstanding balance of $2.6 million and is collateralized by the assets purchased under the note, bears interest at 10% and matures in February 2005. The second note for $3.0 million is collateralized by the assets purchased under the note and substantially all of Santera’s assets, excluding the assets secured under the $2.6 million note, bears interest at 6.36% and matures in November 2005. Under the terms of this facility, we are required to maintain certain financial reporting covenants. We believe we are in compliance with these requirements.

      In June 2003, we issued and sold $125.0 million principal amount of our 2.25% Senior Subordinated Convertible Notes due 2008 (the “Notes”). The Notes were issued in a private offering in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The initial purchaser of the Notes was Morgan Stanley & Co. Incorporated, which resold the Notes to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The aggregate offering price of the Notes was $125.0 million and the aggregate proceeds to Tekelec were approximately $121.2 million after expenses. The Notes mature on June 15, 2008, and are convertible prior to the close of business on their final maturity date into shares of our common stock at a conversion rate of 50.8906 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. There are no financial covenants related to the Notes, and there are no restrictions on us paying dividends, incurring debt or issuing or repurchasing securities.

Note I.     Commitments and Contingencies

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

Legal Claims

      From time to time, various claims and litigation are asserted or commenced against us arising from or related to contractual matters, intellectual property matters, product warranties and personnel and employment disputes. As to such claims and litigation, including those matters discussed below, we can give no assurance that we will prevail. While we currently do not believe that the ultimate outcome of these matters, individually or in the aggregate, will have a material adverse effect on our business or consolidated financial position, litigation is subject to inherent uncertainties. An unfavorable outcome in any of these matters could have a material adverse effect on our business, or our consolidated financial position, results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.

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

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tekelec v. Telica, Inc.

      On August 14, 2003, Tekelec filed a complaint against Telica, Inc. (“Telica”) in the United States District Court for the Central District of California. The complaint alleges that Telica failed and refused to provide to Tekelec certain financial statements, documents and information required to be provided under the Second Amended and Restated Stockholders’ Agreement, dated as of October 4, 2001, as amended by Amendment No. 1 thereto (as so amended, the “Stockholders Agreement”). Tekelec contends, among other things, that Telica’s failure and refusal to deliver the required financial statements, documents and information has injured Tekelec, including by interfering with Tekelec’s ability to monitor its investment in certain preferred stock of Telica, which Tekelec purchased from Telica on December 19, 2001, for approximately $10 million. In the complaint, Tekelec alleges claims for breach of contract and specific performance and seeks, among other things, compensatory damages, costs, interest and an order and injunction compelling Telica to deliver all financial statements, documents and information required to be delivered under the Stockholders Agreement. On September 15, 2003, Tekelec filed its First Amended Complaint, adding certain individuals as defendants and adding claims for breach of the implied covenant of good faith and fair dealing and breach of fiduciary duty.

      On November 7, 2003, Telica filed a Counterclaim against Tekelec, alleging purported claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, and intentional interference with prospective economic advantage. Telica contends, among other things, that Tekelec misused certain documents and information purportedly provided by Telica. Telica seeks an unspecified amount of compensatory damages, punitive damages, attorneys’ fees, costs and interest. On December 5, 2003, Tekelec filed its Reply to the Counterclaim, denying each and every purported claim therein and asserting various affirmative defenses.

      The parties have commenced the discovery phase of the case. A trial date of June 8, 2004 has been set by the Court. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note J.     Stock-Based Compensation

      As of March 31, 2004, we have five stock-based employee compensation plans. We account for employee stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related FASB interpretation FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded, if on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

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

      SFAS No. 123 encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value for awards granted subsequent to December 31, 1995. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in related interpretations. However, in accordance with the disclosure only requirements of SFAS No. 123, we have computed the fair value of our stock option grants using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 80% and 86%, respectively, for 2004 and 2003, (iii) weighted average risk-free interest rates of 2.4% and 2.6% for 2004 and 2003, respectively, (iv) weighted average expected option lives of 4.0 and 5.8 years for 2004 and 2003, respectively, and (v) assumed forfeiture rate of 49% and 41% for 2004 and 2003, respectively.

      The following table illustrates the effect on stock-based compensation, net income (loss) in total and per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
	March 31,

	2004	2003

	(Thousands, except
	per share data)
Stock-based compensation, net of tax benefit:
As reported	$114	$47
Additional stock-based compensation expense determined under the fair value method as described above	3,390	5,140

Pro forma	$3,504	$5,187

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2004	2003

	(Thousands, except
	per share data)
Net income (loss):
As reported	$5,849	$1,514
Less: additional stock-based compensation expense determined under the fair value method as described above, net of tax benefit	3,390	5,140

Pro forma	$2,459	$(3,626)

Net income (loss) per share-basic:
As reported	$0.09	$0.02
Less: per share effect of additional stock-based compensation expense determined under the fair value method as described above, net of tax	0.05	0.08

Pro forma	$0.04	$(0.06)

Net income (loss) per share-diluted:
As reported	$0.09	$0.02
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	0.05	0.08

Pro forma	$0.04	$(0.06)

Weighted average number of shares outstanding:
Basic	62,034	60,934
Diluted	65,194	61,632

Note K.     Operating Segment Information

      The Network Signaling (formerly Network Systems) operating segment develops, markets and sells our Eagle signaling products based on our high capacity Eagle 5 Signaling Application System (SAS) platform that has been expanded to include TekWare and TekServer architecture, a high-density, high-speed processing platform that is backward compatible with existing technology; an SS7/IP gateway for signaling in converged networks, and other convergence products; Sentinel, a complete network monitoring and revenue assurance system; and network signaling products, including the ASi 4000 Service Control Point, an advanced database server used for the provisioning of telephony applications.

      The Contact Center operating segment develops, markets and sells software-based solutions for call centers, including TotalView Workforce Management and TotalNet Call Routing.

      The Next-Generation Switching operating segment develops, markets and sells our Santera portfolio of switching solutions that allows network providers to migrate their network infrastructure from circuit-based technology to packet-based technology. Santera’s product portfolio includes SanteraOne, a carrier-grade, integrated voice and data switching solution which delivers applications like IXC tandem, Class 4/5, PRI offload, packet/cell switching and Voice over Broadband services.

      Transfers between operating segments are made at prices reflecting markets conditions. The allocation of revenues from external customers by geographical area is determined by the destination of the sale.

      We conduct business in a number of foreign countries. We expect international sales to account for a significant portion of our revenues in future periods. Accordingly, we have identified four geographic territories for analyzing and reporting sales data. The four territories are: (1) North America, comprised of the United

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

States and Canada, (2) “EMEA” comprised of Europe, the Middle East and Africa (3) “CALA” comprised of the Caribbean and Latin America including Mexico, and (4) Asia Pacific, comprised of Asia and the Pacific region including China. These territories are presented for the three months ended March 31, 2004, with comparative information reclassified for the three months ended March 31, 2003.

      Our operating segments and geographical information are as follows (in thousands):

Operating Segments

	Revenues

	Three Months Ended
	March 31,

	2004	2003

Network Signaling	$63,240	$45,967
Contact Center	9,244	9,039
Next-Generation Switching	6,386	—

Total	$78,870	$55,006

	Income (Loss)
	from Operations

	Three Months Ended
	March 31,

	2004	2003

Network Signaling	$24,963	$9,711
Contact Center	3,076	3,339
Next-Generation Switching	(12,213)	—
General Corporate(1)	(13,769)	(10,220)

Total	$2,057	$2,830

(1)	General Corporate includes acquisition-related charges and amortization of $3,364 and $2,800 for the three months ended March 31, 2004 and 2003, respectively, as well as other corporate expenses not specifically allocated to the operating segments or specifically used by operating segment management to evaluate segment performance.

Enterprise-Wide Disclosures

      The following table sets forth, for the periods indicated, revenues from external customers by principal product line:

	Three Months Ended
	March 31,

	2004	2003

Network Signaling	$63,240	$45,967
Contact Center	9,244	9,039
Next-Generation Switching	6,386	—

Total	$78,870	$55,006

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

	Three Months Ended
	March 31,

	2004	2003

North America	$67,495	$46,411
Europe Middle East and Africa	2,578	5,952
Caribbean and Latin America	6,004	1,084
Asia Pacific	2,793	1,559

Total	$78,870	$55,006

      The following table sets forth, for the periods indicated, net long-lived assets by geographic area in which we hold assets:

	March 31,	December 31,
	2004	2003

United States	$145,849	$147,696
Other	1,249	1,161

Total	$147,098	$148,857

      Sales to one customer accounted for 10% of revenues for the three months ended March 31, 2004, and included sales from the network signaling and contact center operating systems.

      Sales to two customers individually accounted for 15% and 14% of revenues for the three months ended March 31, 2003, and included sales from the network signaling and contact center operating segments.

Note L.     Earnings Per Share

      The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2004 and 2003:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(Thousands, except per share data)
For the Three Months Ended March 31, 2004:
Basic EPS	$5,849	62,034	$0.09
Effect of Dilutive Securities — Stock Options and Warrants	—	3,160

Diluted EPS	$5,849	65,194	$0.09

For the Three Months Ended March 31, 2003:
Basic EPS	$1,514	60,934	$0.02
Effect of Dilutive Securities — Stock Options and Warrants	—	698

Diluted EPS	$1,514	61,632	$0.02

      The computation of diluted number of shares for the three months ended March 31, 2004 excludes unexercised stock options and warrants and potential shares issuable upon conversion of our convertible subordinated discount notes that are anti-dilutive. The numbers of such shares excluded were 14.5 million for the three months ended March 31, 2004.

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note M.     Subsequent Event

      On April 8, 2004, we completed the acquisition of all of the outstanding shares of capital stock of privately held Taqua, Inc., a Delaware corporation (“Taqua”). The acquisition was accomplished by means of a reverse triangular merger of a new wholly owned subsidiary of Tekelec (“Merger Sub”), with and into Taqua (the “Acquisition”). As a result of the Acquisition, Taqua is the surviving corporation and a wholly owned subsidiary of Tekelec.

      We paid an aggregate cash amount of approximately $84.4 million (the “Purchase Price”) to the common and preferred stockholders and warrant holders of Taqua in exchange for their interests in Taqua. By virtue of the Acquisition, we assumed any unexercised outstanding options to purchase shares of common stock of Taqua, and the assumed options were converted, based on exchange ratios specified in the Merger Agreement, into options to purchase an aggregate of approximately 500,000 shares of our Common Stock valued at approximately $9.0 million using the Black Scholes option pricing model. In addition, we have incurred approximately $4.4 million in direct acquisition related costs, including $1.8 million paid on behalf of Taqua upon the closing. These direct acquisition costs consist of investment banking, legal, accounting and other related fees that will be included in the purchase price of Taqua.

      The acquisition will be accounted for using the purchase method of accounting. The financial results of Taqua subsequent to the acquisition will be included in the operating results of our next-generation switching operating segment.

      Taqua offers a portfolio of circuit and IP voice switching products and services, including next-generation packet Class 5 switches, intelligent line access gateways, application servers, and an element management system. In addition, Taqua offers a suite of professional services including network design and capacity planning, as well as installation and cutover services.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

      Our logo, IEX, TALI, and Eagle are registered trademarks of Tekelec, IP7, IP7 Secure Gateway, Asi 4000, Vxi, TekWare, TekServer, TotalView, and TotalNet are trademarks of Tekelec. Santera and SanteraOne are registered trademarks of Santera, our majority owned subsidiary. BOX and OFX are trademarks of Santera.

Overview

      In June 2003, we acquired a 51.6% controlling voting ownership interest (57.5% on an as converted basis) in Santera in exchange for a cash contribution of $28.0 million and the contribution of the business operations and certain assets and liabilities of our Packet Telephony Business Unit (“PTBU”). As part of the acquisition, Santera was recapitalized and we contributed the $28.0 million in cash to Santera in exchange for 28,000 shares of Santera Series B Preferred Stock. In addition, we received 38,000 shares of Santera Series A Preferred Stock and one share of Santera common stock in exchange for the PTBU. Santera’s existing stockholders received 62,000 shares of Series A Preferred Stock in exchange for their existing shares in Santera and made an additional cash contribution to Santera of $12.0 million. Each share of Santera Series B Preferred Stock has a liquidation preference equal to $2,000 and is convertible into 1.63 shares of Santera common stock. Each share of Santera Series A Preferred Stock has a liquidation preference equal to $1,000 and is convertible into one share of Santera common stock. Under terms of the original purchase agreement, we made an additional cash investment of $6.0 million in Santera during March 2004, in exchange for 6,000 shares of Santera Series B Preferred Stock. As a result of this cash investment, our ownership percentage increased to 53.7% (60.1% on an as converted basis.) In accordance with generally accepted accounting principles, the capital structure of Santera has been eliminated in consolidation and the minority stockholders’ interest in Santera is reflected in our consolidated balance sheet as minority interest. The minority stockholders’ interest in Santera is reflected at the fair value of the Santera assets on the date of acquisition. Santera develops, markets and sells solutions for carrier-class, next-generation switches.

      On April 8, 2004, we completed our acquisition of Taqua, Inc., a privately held provider of next-generation Class 5 packet switching systems, located in Richardson, Texas. The purchase price was approximately $84.4 million cash, plus the assumption of outstanding stock options valued at approximately $9.0 million using the Black Scholes model. Additionally, we incurred approximately $4.4 million in direct acquisition related costs, including $1.8 million paid on behalf of Taqua upon the close of the transaction. The direct acquisition related costs consist of investment banking, legal, accounting and other related fees. See Note M — Subsequent Event. Taqua offers a portfolio of circuit and IP voice switching products and services, including next-generation packet Class 5 switches, intelligent line access gateways, application servers, and an element management system. In addition, Taqua offers a suite of professional services including network design and capacity planning, as well as installation and cutover services. Taqua will become part of our next-generation switching product line in the second quarter of 2004.

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

      Next-Generation Switching. Santera’s portfolio of switching solutions allows network service providers to migrate their network infrastructure from circuit-based technology to packet-based technology. Santera’s product portfolio includes SanteraOne, a carrier-grade, integrated voice and data switching solution which delivers applications like IXC tandem, Class 4/5, PRI offload, packet/cell switching and Voice over Broadband services. Taqua will become part of our next-generation switching product line in the second quarter of 2004.

      Our revenues are currently organized into four distinct geographical territories: North America, EMEA, CALA and Asia/ Pacific. North America is comprised of the United States and Canada. EMEA is comprised of Europe, the Middle East and Africa. CALA is comprised of the Caribbean and Latin America including Mexico. Asia Pacific is comprised of Asia and the Pacific region including China. These territories are presented for the three months ended March 31, 2004, with comparative information reclassified for the three months ended March 31, 2003.

Results of Operations

      The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:

	Percentage of
	Revenues

	Three Months
	Ended
	March 31,

	2004	2003

Revenues	100.0%	100.0%
Cost of goods sold	24.6	23.8
Amortization of purchased technology	3.9	4.6

Gross profit	71.5	71.6

Research and development	26.1	25.8
Selling, general and administrative	40.9	39.9
Restructuring	1.2	—
Amortization of intangible assets	0.7	0.8

Total operating expenses	68.9	66.5

Income from operations	2.6	5.1
Interest and other income (expense), net	0.6	(1.2)

Income from operations before provision for income taxes	3.2	3.9
Provision for income taxes	7.9	1.1

Net income (loss) from operations before minority interest	(4.7)	2.8
Minority interest	12.1	—

Net income	7.4%	2.8%

      The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

	Percentage of
	Revenues

	Three Months
	Ended
	March 31,

	2004	2003

Network Signaling	80%	84%
Contact Center	12	16
Next-Generation Switching	8	—

Total	100%	100%

      The following table sets forth for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

	Percentage of
	Revenues

	Three Months
	Ended
	March 31,

	2004	2003

North America	86%	84%
Europe Middle East and Africa	3	11
Caribbean and Latin America	8	2
Asia Pacific	3	3

Total	100%	100%

Three Months Ended March 31, 2004 Compared with the Three Months Ended March 31, 2003

      Revenues. Our revenues increased by $23.9 million, or 43%, during the first quarter of 2004 compared to the first quarter of 2003 due primarily to higher sales in our network signaling operating segment and the addition of sales from our next-generation switching operating segment.

      Revenues from network signaling products increased by $17.3 million, or 38%, in the first quarter of 2004 compared to the first quarter of 2003 due to higher sales of Eagle STP systems and higher sales of extensions.

      Revenues from contact center products increased by $205,000, or 2%, as a result of increased sales of IEX’s TotalView products.

      Revenues from next-generation switching products during the first quarter of 2004 were $6.4 million, reflecting the addition of sales of next-generation switching products following the June 2003 acquisition of our majority interest in Santera. Taqua will become part of our next-generation switching product line in the second quarter of 2004.

      Revenues in North America increased by $21.1 million, or 45%, in the first quarter of 2004 compared to the first quarter of 2003 due primarily to higher sales of Eagle STP systems and secondarily to the addition of sales from our next-generation switching operating segment as well as higher sales of local number portability products. EMEA revenues decreased by $3.4 million, or 57%, due primarily to lower sales of Eagle STP systems and secondarily to lower sales of local number portability products. CALA revenues increased by $4.9 million, or 454%, to higher sales of Eagle STP systems. Revenues in the Asia Pacific region increased by $1.2 million, or 79%, due to higher sales of Eagle STP systems. The percentage of revenues that were from outside the United States for the three months ended March 31, 2004 and 2003 were 23.3% and 17.9%, respectively.

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

      Gross Profit. Gross profit as a percentage of revenues remained relatively the same at 71.5% in the first quarter of 2004 compared to 71.6% in the first quarter of 2003.

      Research and Development. Research and development expenses increased overall by $6.4 million, or 45%, and increased slightly as a percentage of revenues to 26.1% in the first quarter of 2004 from 25.8% in the first quarter of 2003. The dollar amount increase was due primarily to an increase in salary and related expenses attributable to additional personnel as a result of our acquisition of a majority interest in Santera (See Note B — Acquisition of a Majority Interest in Santera).

      We intend to continue to make substantial investments in product and technology development and believe that our future success depends in large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness.

      Selling, General and Administrative. Selling, general and administrative expenses increased by $10.3 million, or 47%, and increased as a percentage of revenues to 40.9% in the first quarter of 2004 from 39.9% in the first quarter of 2003. The increases were due primarily to our acquisition of a majority interest in Santera (See Note B — Acquisition of a Majority Interest in Santera) and secondarily to increases in consulting services related to Santera integration activities as well as higher salaries and related expenses.

      Amortization of Intangible Assets. Amortization of intangible assets in the first quarter of 2004 increased by $132,000 to $532,000, and remained flat as a percentage of revenues for the first quarter of 2004.

      Restructuring Charges: In January 2004, we announced a cost reduction initiative that resulted in restructuring charges of $942,000 for the three months ended March 31, 2004, including $874,000 in termination costs, $25,000 in retention bonuses, and $43,000 in relocation costs. These charges relate to our implementation of a global strategic manufacturing plan which includes outsourcing a majority of our manufacturing operations and relocating our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. Additional restructuring charges are likely to be incurred in the second, third and fourth quarters of 2004 as a result of these actions and relate to general corporate expenses (See Note D — Restructuring Costs).

      Interest and Other Income (Expense), net. Interest expense decreased by $1.2 million, or 53%, due to the June 2003 issuance of our convertible debt that carries an interest rate of 2.25% compared to the former convertible debt interest rate of 6.75%. The former convertible debt was redeemed in July 2003. Interest income remained relatively the same compared to 2003.

      Income Taxes. The income tax provisions from operations for the three months ended March 31, 2004 and 2003 were $6.3 million and $632,000, respectively, and reflect the effect of non-deductible acquisition-related costs, partially offset by benefits of $557,000 and $1.1 million for the first quarter of 2004 and 2003, respectively. Our provision for income taxes does not include any benefit from the losses generated by Santera because our ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations. Therefore, Santera losses are not reported on our consolidated federal tax return. A full valuation allowance is provided on the tax benefits generated by Santera as a result of their historical operating losses. Excluding the effect of acquisition-related items and Santera’s operating results, estimated effective tax rates of 35% and 34% were applied for the three-month periods ended March 31, 2004 and 2003, respectively, and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income.

Liquidity and Capital Resources

      During the three months ended March 31, 2004, cash and cash equivalents increased by $72.9 million to $118.1 million, including net sales of $69.9 million of short-term and long-term available-for-sale securities. Operating activities, net of the effects of exchange rate changes on cash, provided $2.1 million. Financing activities, which primarily represented proceeds from the issuance of our common stock upon the exercise of options and warrants provided $6.3 million and investing activities, excluding the net purchases of short-term and long-term available-for-sale securities used $5.4 million primarily due to capital expenditures.

      Cash flows from operating activities decreased $4.4 million, or 67% during the first quarter of 2004 compared to the first quarter of 2003 due primarily to our minority interest in Santera and secondarily to an increase in accounts receivable. Cash flows from operating activities were comprised mainly of net income adjusted for depreciation and amortization, an increase in accounts receivable, an increase in accounts payable, an increase income taxes payable and an increase in deferred revenue. Net accounts receivable increased by 25% during the first three months of 2004 primarily due to high sales activity. Deferred revenue increased by 13% during the three months ended March 31, 2004 primarily due to an increase in transactions pending completion of acceptance or delivery requirements and higher extended warranty service billings, which are deferred and recognized ratably over the warranty period.

      Cash flows from investing activities increased $56.4 million, or 695% during the first quarter of 2004 compared to the first quarter of 2003 due to proceeds from maturity of available-for-sale securities of $367,000. Net capital expenditures of $4.5 million during the first three months of 2004 represented the planned addition of equipment principally for research and development and manufacturing operations.

      Cash flows from financing activities increased $6.0 million, or 223% during the first quarter of 2004 compared to the first quarter of 2003 due to proceeds from the issuance of our common stock upon the exercise of options and warrants of $7.2 million.

      We have a $20.0 million line of credit with a U.S. bank. Our $20.0 million credit facility is collateralized by a stock pledge of our holdings in Santera, bears interest at or, in some cases, below the lender’s prime rate (4.0% at March 31, 2004) and expires on August 31, 2004, if not renewed. Under the terms of this credit facility, we are required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. We believe we are in compliance with these requirements. There have been no borrowings under this credit facility.

      As a result of the Santera transaction (see Note B — Acquisition of Majority Interest in Santera), we have two notes payable to U.S. financial institutions with monthly installments of principal and interest. One of the notes has an outstanding balance of $2.6 million and is collaterized by the assets purchased under the note, bears interest at 10% and matures in February 2005. The second note for $3.0 million is collaterized by the assets purchased under the note and substantially all of Santera’s assets, excluding the assets secured under the $2.6 million note, bears interest at 6.36% and matures in November 2005. Under the terms of this facility, we are required to maintain certain financial reporting covenants. We believe we are in compliance with these requirements.

      On April 8, 2004, we completed the acquisition of all of the outstanding shares of capital stock of privately held Taqua, Inc., a Delaware corporation (“Taqua”). We paid an aggregate cash amount of approximately $84.4 million (the “Purchase Price”) to the common and preferred stockholders and warrant holders of Taqua in exchange for their interests in Taqua. By virtue of the Acquisition, we assumed any unexercised outstanding options to purchase shares of common stock of Taqua, and the assumed options were converted, based on exchange ratios specified in the Merger Agreement, into options to purchase an aggregate of approximately 500,000 shares of Tekelec Common Stock valued at $9.0 million using the Black Scholes model. Additionally, we have incurred approximately $4.4 million in direct acquisition related costs, including $1.8 million paid on behalf of Taqua upon closing.

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

      We expect to absorb losses generated from the next-generation switching operating segment throughout 2004. We believe that existing working capital, funds generated through operations, proceeds from the issuance of stock upon the exercise of options, and our current bank credit facility will be sufficient to satisfy operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

Recent Accounting Pronouncements

      In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-10, “Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” EITF No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF No. 03-10 is effective for the first interim period beginning after November 25, 2003. Because we do not offer manufacturer sales incentives, adoption of the provisions of EITF No. 03-10 did not have a material impact on our financial position, results of operations or cash flows.

      In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Revised SFAS No. 132 affects employers’ required disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Revised SFAS 132 requires disclosures in addition to those in the original SFAS No. 132. Revised SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by Revised Statement 132 are effective for interim periods beginning after December 15, 2003. Because we do not offer pension or other postretirement benefits, adoption of Revised SFAS No. 132 beginning in the first quarter of 2004 did not have a material impact on our financial position, results of operations or cash flows.

      In March 2004, the EITF reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF No. 03-1 requires disclosures on investments in an unrealized loss position. The disclosures are designed to help financial statement users analyze a company’s unrealized losses and to enable them to better understand the basis for any management conclusion that the impairment is temporary. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are effective for the first annual reporting period ending after December 15, 2003. All new disclosures related to cost method investments are effective for the annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required. We will begin to make these required disclosures in our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. Adoption of EITF No. 03-1 will not have a material impact on our financial position, results of operations or cash flows.

      On February 12, 2004, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-1 “Reporting Variable Interests in Specified Assets of Variable Interest Entities under Paragraph 13 of FASB Interpretation No. 46 (Revised December 2003) (“FIN 46(R)”), Consolidation of Variable Interest Entities” to replace FIN 46-2 as a result of the release of FIN 46R in December 2003. The FSP states that a specified asset of a variable interest entity and the liability secured by that asset should not be deemed a separate variable interest entity. The effective date for this FSP follows the effective date and transition guidance specified in FIN 46R. Adoption of Fin 46(R)-1 will not have a material impact on our financial position, results of operations or cash flows.

      In April 2004, the FASB issued FSP 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Financial Instruments,” (“FSP 129-1”). FSP 129-1 states that SFAS No. 129 “Disclosure of Information about Capital Structure” applies to all contingently convertible securities, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Paragraph 4 of SFAS No. 129 requires the disclosure of significant terms of the conversion features of the contingently convertible security to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. Disclosures are to indicate whether the shares that would be issued if the contingently convertible securities were converted are included in the calculation of diluted earnings per share, and the reasons why or why not. The guidance in FSP 129-1 is effective immediately upon posting of the final FSP 129-1 to the FASB website and applies to all existing and newly created securities. We have included these required disclosures in Note L “Earnings Per Share” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

      The statements that are not historical facts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to, and involve certain risks and uncertainties. As discussed in our Annual Report on Form 10-K for 2003 and other filings with the SEC, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from the Company’s current expectations include, among others: overall telecommunications spending, changes in general economic conditions, the timing of significant orders and shipments, the lengthy sales cycle for the Company’s products, the timing of the convergence of voice and data networks, the success or failure of strategic alliances or acquisitions including the success or failure of the integration of Santera’s and Taqua’s operations with the those of the Company, the ability of carriers to utilize excess capacity of signaling infrastructure and related products in the network, the capital spending patterns of customers, the dependence on wireless customers for a significant percentage and growth of the Company’s revenues, the timely development and introduction of new products and services, product mix, the geographic mix of the Company’s revenues and the associated impact on gross margins, market acceptance of new products and technologies, carrier deployment of intelligent network services, the ability of our customers to obtain financing, the level and timing of research and development expenditures, regulatory changes, and the expansion of the Company’s sales, marketing and support organizations, both domestically and internationally, and other risks described in this Quarterly Report, our Annual Report on Form 10-K for 2003 and in certain of our other Securities and Exchange Commission filings. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Actual results may differ materially from those expressed or implied in such forward-looking statements. We are not responsible for updating or revising these forward-looking statements. Undue emphasis should not be placed on any forward-looking statements contained herein or made elsewhere by or on behalf of us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in our market risks during the three-month period ended March 31, 2004.

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

      As of March 31, 2004, we had one foreign currency forward contract outstanding to sell approximately 2.4 million Euros in order to hedge certain receivable balances denominated in this currency. This contract had an expiration date of April 6, 2004, and did not meet specific hedge accounting requirements.

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

      (a) Evaluation of Disclosure Controls and Procedures

      As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      (b) Changes in Internal Controls

      There have not been any significant changes in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting subsequent to the date of the evaluation referred to above.

PART II —

OTHER INFORMATION

Item 1.	Legal Proceedings

      The Company is a party to various legal proceedings that are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “Annual Report”). The following information supplements the information concerning the Company’s legal proceedings disclosed in the Annual Report:

IEX Corporation vs. Blue Pumpkin Software, Inc.

      In January 2001, IEX Corporation, our wholly owned subsidiary (“IEX”), filed suit against Blue Pumpkin Software, Inc., in the United States District Court for the Eastern District of Texas, Sherman Division. In its complaint, IEX asserts that certain of Blue Pumpkin’s products and services infringe United States Patent No. 6,044,355 held by IEX. In the suit, IEX seeks damages and an injunction prohibiting Blue Pumpkin’s further infringement of the patent. In February 2001, Blue Pumpkin responded to IEX’s suit denying that Blue Pumpkin infringes IEX’s patent and asserting that such patent is invalid. Discovery in the case closed in December 2002. Blue Pumpkin filed a motion for summary judgment of non-infringement, and the Court granted that motion finding that Blue Pumpkin did not infringe the ’355 patent as a matter of law. IEX timely filed a notice of appeal and submitted its appellate brief to the Federal Circuit Court of Appeals in January 2004. Blue Pumpkin’s Response was filed April 9, 2004, and IEX will file a Reply brief May 19, 2004. We believe that the ultimate outcome of the lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

Tekelec v. Telica, Inc.

      On August 14, 2003, Tekelec filed a complaint against Telica, Inc. (“Telica”) in the United States District Court for the Central District of California. The complaint alleges that Telica failed and refused to provide to Tekelec certain financial statements, documents and information required to be provided under the Second Amended and Restated Stockholders’ Agreement, dated as of October 4, 2001, as amended by Amendment No. 1 thereto (as so amended, the “Stockholders Agreement”). Tekelec contends, among other things, that Telica’s failure and refusal to deliver the required financial statements, documents and information has injured Tekelec, including by interfering with Tekelec’s ability to monitor its investment in certain preferred stock of Telica, which Tekelec purchased from Telica on December 19, 2001, for approximately $10 million. In the complaint, Tekelec alleges claims for breach of contract and specific performance and seeks, among other things, compensatory damages, costs, interest and an order and injunction compelling Telica to deliver all financial statements, documents and information required to be delivered under the Stockholders Agreement. On September 15, 2003, Tekelec filed its First Amended Complaint, adding certain individuals as defendants and adding claims for breach of the implied covenant of good faith and fair dealing and breach of fiduciary duty.

      On November 7, 2003, Telica filed a Counterclaim against Tekelec, alleging purported claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, and intentional interference with prospective economic advantage. Telica contends, among other things, that Tekelec misused certain documents and information purportedly provided by Telica. Telica seeks an unspecified amount of compensatory damages, punitive damages, attorneys’ fees, costs and interest. On December 5, 2003, Tekelec filed its Reply to the Counterclaim, denying each and every purported claim therein and asserting various affirmative defenses.

      The parties have commenced the discovery phase of the case. A trial date of June 8, 2004 has been set by the Court. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      2.1     Agreement and Plan of Merger dated as of February 25, 2004 by and among Tekelec, Buckaroo, Inc., Taqua, Inc. and, as representatives of the stockholders of Taqua, Inc., Bessemer Venture Partners V L.P. and Columbia Capital, L.L.C.(1)

      2.2     First Amendment to Agreement and Plan of Merger dated as of February 26, 2004 by and among Tekelec, Buckaroo, Inc., Taqua, Inc. and, as representatives of the stockholders of Taqua, Inc., Bessemer Venture Partners V L.P. and Columbia Capital, L.L.C.(2)

      2.3     Indemnification Agreement dated as of February 25, 2004 by and among Tekelec, Buckaroo, Inc., Taqua, Inc. and certain stockholders of Taqua, Inc.(1)

      2.4     Escrow Agreement dated as of April 8, 2004 by and among Tekelec, Taqua, Inc. and, as representatives of the stockholders of Taqua, Inc., Bessemer Venture Partners V L.P. and Columbia Capital, L.L.C. and U.S. Bank National Association(2)

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

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2004 (SEC File No. 0-15135).

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 23, 2004 (SEC File No. 0-15135).

      (b) Reports on From 8-K

      (i) On April 23, 2004, Registrant filed a Current Report on Form 8-K with the Commission with respect to its completion of the acquisition of Taqua, Inc.

      (ii) On April 22, 2004, Registrant furnished a Current Report on Form 8-K with the Commission with respect to its issuance of a press release announcing the Registrants 2004 first quarter financial results.

      (iii) On February 25, 2004, Registrant filed a Current Report on Form 8-K with the Commission with respect to its announcement to acquire all of the outstanding shares of Taqua, Inc.

      (iv) On January 29, 2004, Registrant furnished a Current Report on Form 8-K with the Commission with respect to its issuance of a press release announcing the Registrant’s 2003 fiscal quarter and year-end financial results.

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

May 7, 2004