Form 10-Q
period 2004-06-30
TEKELEC
filed 2004-08-09
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15135

TEKELEC

(Exact name of registrant as specified in its charter)

California	95-2746131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26580 W. Agoura Road, Calabasas, California	91302 (Zip Code)
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

          As of July 22, 2004, there were 62,862,900 shares of the registrant’s common stock, without par value, outstanding.

TEKELEC

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

Tekelec

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003

	(Unaudited)

	(Thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$37,928	$45,261
Short-term investments, at fair value	51,083	83,800
Accounts receivable, less allowances of $2,910 and
$2,619, respectively	76,481	52,781
Convertible notes receivable ($17,300 principal amount)	17,376	17,580
Inventories	31,887	21,434
Deferred income taxes, net	11,490	4,958
Prepaid expenses and other current assets	30,473	22,088

Total current assets	256,718	247,902
Long-term investments, at fair value	165,060	210,298
Property and equipment, net	28,032	22,172
Investments in privately-held companies	17,322	17,322
Deferred income taxes, net	32,927	7,876
Other assets	6,168	6,342
Goodwill	99,796	68,903
Intangible assets, net	58,383	34,118

Total assets	$664,406	$614,933

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$24,306	$8,974
Accrued expenses	30,958	30,812
Accrued payroll and related expenses	21,927	17,967
Current portion of notes payable	2,812	3,934
Current portion of deferred revenues	62,222	50,105
Income taxes payable	5,253	1,071

Total current liabilities	147,478	112,863
Notes payable	2,025	2,574
Long-term convertible debt	125,000	125,000
Deferred income taxes	11,297	790
Long-term portion of deferred revenues	2,420	3,687

Total liabilities	288,220	244,914

Minority Interest	23,050	41,208

Commitments and Contingencies (Note J)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 62,786,100 and 61,625,518 shares issued and outstanding, respectively	213,817	189,908
Deferred stock-based compensation	(3,900)	—
Retained earnings	143,440	137,895
Accumulated other comprehensive income (loss)	(221)	1,008

Total shareholders’ equity	353,136	328,811

Total liabilities and shareholders’ equity	$664,406	$614,933

See notes to consolidated financial statements.

Tekelec

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Unaudited)
	(Thousands, except per share data)
Revenues	$95,618	$62,922	$174,488	$117,928
Cost of sales:
Cost of goods sold	23,953	16,440	43,338	29,521
Amortization of purchased technology	2,392	2,607	5,456	5,138

Total cost of sales	26,345	19,047	48,794	34,659

Gross profit	69,273	43,875	125,694	83,269

Operating expenses:
Research and development	24,169	16,274	44,788	30,487
Selling, general and administrative	38,165	24,386	70,436	46,337
Acquired in-process research and development	8,000	2,900	8,000	2,900
Restructuring	110	—	1,052	—
Amortization of intangible assets	409	425	941	825

Total operating expenses	70,853	43,985	125,217	80,549

Income (loss) from operations	(1,580)	(110)	477	2,720
Other income (expense):
Interest income	1,077	1,601	2,610	3,049
Interest expense	(1,081)	(2,537)	(2,199)	(4,892)
Other, net	(349)	(234)	(296)	(11)

Total other income (expense)	(353)	(1,170)	115	(1,854)

Income (loss) from operations before provision for income taxes	(1,933)	(1,280)	592	866
Provision for income taxes	6,952	2,015	13,205	2,647

Net loss before minority interest	(8,885)	(3,295)	(12,613)	(1,781)
Minority interest	8,581	4,505	18,158	4,505

Net income (loss)	$(304)	$1,210	$5,545	$2,724

Earnings per share:
Basic	$0.00	$0.02	$0.09	$0.04
Diluted	0.00	0.02	0.09	0.04
Weighted average number of shares outstanding:
Basic	62,458	61,032	62,246	60,983
Diluted	62,458	62,276	65,174	61,954

See notes to consolidated financial statements.

Tekelec

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Unaudited)
	(Thousands)
Net income (loss)	$(304)	$1,210	$5,545	$2,724
Other comprehensive income:
Foreign currency translation adjustments	58	289	14	30
Net unrealized gain (loss) on available-for-sale securities, net of income taxes	(1,021)	967	(1,243)	967

Comprehensive income (loss)	$(1,267)	$2,466	$4,316	$3,721

See notes to consolidated financial statements.

Tekelec

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,

	2004	2003

	(Unaudited)
	(Thousands)
Cash flows from operating activities:
Net income	$5,545	$2,724
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(18,158)	(4,505)
Restructuring accrual	(72)	—
Depreciation	6,974	6,949
Amortization	14,422	9,148
Amortization of deferred financing costs	556	472
Convertible debt accretion	203	2,093
Deferred income taxes	(2,497)	(2,020)
Stock-based compensation	585	197
Tax benefit related to stock options exercised	2,489	212
Changes in operating assets and liabilities, net effects of acquisitions:
Accounts receivable	(15,618)	6,734
Inventories	(7,807)	714
Income taxes receivable	—	(949)
Prepaid expenses and other current assets	(7,354)	(3,197)
Trade accounts payable	12,305	(3,841)
Accrued expenses	(4,805)	(5,902)
Accrued payroll and related expenses	3,136	(312)
Deferred revenues	9,900	5,412
Income taxes payable	4,178	(1,180)

Total adjustments	(1,563)	10,025

Net cash provided by operating activities	3,982	12,749

Cash flows from investing activities:
Proceeds from maturity of available-for-sale investments	425,027	209,881
Purchase of available-for-sale investments	(345,525)	(206,850)
Purchase of property and equipment	(8,788)	(2,190)
Cash acquired from Santera	—	12,335
Cash paid for Taqua net of cash acquired	(86,994)	—
Purchase of technology	(1,350)	(41)
Change in other assets	(226)	(22)

Net cash provided by (used in) investing activities	(17,856)	13,113

Cash flows from financing activities:
Payments on notes payable	(6,886)	(57)
Proceeds from issuance of convertible debt	—	125,000
Debt issuance costs	—	(3,677)
Proceeds from issuance of common stock	13,411	1,232

Net cash provided by financing activities	6,525	122,498

Effect of exchange rate changes on cash	16	188

Net change in cash and cash equivalents	(7,333)	148,548
Cash and cash equivalents at beginning of period	45,261	167,283

Cash and cash equivalents at end of period	$37,928	$315,831

See notes to consolidated financial statements.

TEKELEC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A.     Basis of Presentation

      The consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 2003, and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair statement of our financial condition, operating results and cash flows for the interim periods. The consolidated financial statements include the accounts and operating results of our wholly owned subsidiaries including Taqua from the acquisition date of April 8, 2004 (see Note B — Acquisition of Taqua, Inc.) and our majority owned subsidiary, Santera, less minority interest from the acquisition date of June 10, 2003. (See Note C — Acquisition of Majority Interest in Santera).

      The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

      We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying consolidated financial statements for the three and six months ended June 30, 2004 and 2003 are for the thirteen and twenty-six weeks ended July 2, 2004 and June 27, 2003, respectively.

      We conduct business in a number of foreign countries. We expect international sales to account for a significant portion of our revenues in future periods. Accordingly, we have identified four geographic territories for analyzing and reporting sales data. The four territories are: (1) North America, comprised of the United States and Canada, (2) “EMEA” comprised of Europe, the Middle East and Africa, (3) “CALA” comprised of the Caribbean and Latin America including Mexico, and (4) Asia Pacific, comprised of Asia and the Pacific region including China. These territories are presented for the three and six months ended June 30, 2004, with comparative information reclassified for the three and six months ended June 30, 2003.

      These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31,2003, has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to such rules and regulations.

      These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Revised SFAS No. 132 affects employers’ required disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Revised SFAS 132 requires disclosures in addition to those in the original SFAS No. 132. Revised SFAS No. 132 was effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by Revised Statement 132 were effective for interim periods beginning after December 15, 2003. Because we do not offer pension or other postretirement benefits, adoption of Revised SFAS No. did not have a material impact on our financial position, results of operations or cash flows.

TEKELEC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      In April 2004, the FASB issued FSP 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Financial Instruments,” (“FSP 129-1”). FSP 129-1 states that SFAS No. 129 “Disclosure of Information about Capital Structure” applies to all contingently convertible securities, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Paragraph 4 of SFAS No. 129 requires the disclosure of significant terms of the conversion features of the contingently convertible security to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. Disclosures are to indicate whether the shares that would be issued if the contingently convertible securities were converted are included in the calculation of diluted earnings per share, and the reasons why or why not. The guidance in FSP 129-1 is effective immediately upon posting of the final FSP 129-1 to the FASB website and applies to all existing and newly created securities. Because our notes are not contingently convertible, adoption of the provisions of FSP 129-1 did not have an impact on our financial position, results of operations or cash flows, however, we have disclosed the impact of our convertible notes on earnings per share. (See Note M — Earnings Per Share in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q).

Note B.     Acquisition of Taqua, Inc.

      On April 8, 2004, we completed the acquisition of all of the outstanding shares of capital stock of privately held Taqua, Inc., (“Taqua”). Taqua develops, markets and sells solutions for next-generation switches optimized for the small switch service provider market. The acquisition was accomplished by means of a reverse triangular merger of a new wholly owned subsidiary of Tekelec (“Merger Sub”), with and into Taqua (the “Acquisition”). As a result of the Acquisition, Taqua is the surviving corporation and a wholly owned subsidiary of Tekelec.

      We paid an aggregate cash amount of approximately $86.0 million to the common and preferred stockholders and warrant holders of Taqua in exchange for their interests in Taqua. As part of the acquisition, we assumed all unexercised outstanding options to purchase shares of common stock of Taqua. The assumed

TEKELEC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

options were converted, based on exchange ratios specified in the merger agreement, into options to purchase an aggregate of approximately 500,000 shares of Tekelec Common Stock with an estimated fair value of $7.8 million using the Black-Scholes option-pricing model. This amount includes approximately $4.2 million related to the intrinsic value of unvested stock options recorded as deferred stock-based compensation, which will be amortized over the vesting period of the assumed options. The transaction has been accounted for as an acquisition by us under the purchase method, with the Taqua assets acquired and the liabilities assumed reflected at their estimated fair values. The acquisition of Taqua resulted in the recognition of deferred tax assets of approximately $30.3 million primarily related to acquired temporary differences and net operating loss carryforwards and deferred tax liabilities of approximately $11.7 million related to acquired intangible assets. The Taqua acquired deferred tax assets are based on a preliminary purchase allocation and may be adjusted upon completion of the final Taqua tax returns through the acquisition date. Taqua’s operating results are included in our consolidated results since the date of acquisition.

      The transaction has been accounted for using the purchase method of accounting, and resulted in a step-up of approximately $68.8 million of Taqua’s assets and liabilities to fair value as follows:

(Thousands)

Total cash paid	$85,966
Estimated fair value of stock options issued	7,755
Deferred compensation adjustment for invested stock options	(4,231)
Estimated direct transaction costs	2,649

Total fair value of consideration paid and direct transaction costs	92,139
Less: Taqua’s net assets acquired	(1,422)
Add: Estimated deferred tax liability	11,739
Less: Estimated deferred tax assets	(30,316)
Less: Other adjustments to tangible assets and liabilities	(3,305)

Total fair value step-up in Taqua	$68,835

      The total purchase price step-up was allocated among the Taqua assets acquired and liabilities assumed based on their estimated fair values determined by a third party appraisal as follows:

(Thousands)

In-process research and development	$8,000
Goodwill	31,525
Identifiable intangible assets	29,310

Total purchase allocation	$68,835

      Based on the purchase price allocation, $8.0 million of the purchase price represented acquired in-process research and development (“IPRD”) that had not yet reached technological feasibility and had no alternative future use. IPRD was valued using a discounted cash flow approach commonly known as the “excess earnings” approach. The IPRD amount was recorded as an expense in the second quarter of 2004. The identifiable assets created as a result of the acquisition will be amortized over their respective estimated useful

TEKELEC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

lives and the amortization expense of purchased technology and other intangible assets of Taqua for the three and six months ended June 30, 2004 were as follows:

	Asset	Estimated Life
	Amount	in Years

	(Thousands)
Acquired technology	$26,400	15
Acquired backlog	1,500	1
Trade names and marks	60	1
Existing customer relationships	10	12
Service contracts	630	5
Non-compete agreements	710	1

	$29,310

      The following table shows our pro forma revenue, net income (loss) and earnings (loss) per share giving effect to the Taqua acquisition as of the beginning of 2003:

	Six Months Ended
	June 30,

	2004	2003

	(Thousands, except per
	share amounts)
Revenues	$177,320	$123,050
Net income (loss)	15,649	(8,445)
Earnings (loss) per share:
Basic	0.25	(0.14)
Diluted	0.24	(0.14)

Note C.     Acquisition of Majority Interest in Santera

      On June 10, 2003, we acquired a 51.6% controlling voting ownership interest (57.5% on an as converted basis) in Santera in exchange for cash contribution of $28.0 million and the contribution of the business operations and certain assets and liabilities of our Packet Telephony Business Unit (“PTBU”). Santera develops, markets and sells solutions for carrier-class, next-generation switches. As part of the acquisition and combination, Santera was recapitalized and we contributed the $28.0 million in cash to Santera in exchange for 28,000 shares of Santera Series B Preferred Stock. In addition, we received 38,000 shares of Santera Series A Preferred Stock and one share of Santera common stock in exchange for the PTBU. Santera’s existing stockholders received 62,000 shares of Series A Preferred Stock in exchange for their existing shares in Santera and a cash contribution to Santera of $12.0 million. Each share of Santera’s Series B Preferred Stock has a liquidation preference equal to $2,000 and is convertible into 1.63 shares of Santera’s common stock. Each share of Santera’s Series A Preferred Stock has a liquidation preference equal to $1,000 and is convertible into one share of Santera common stock. Under terms of the original purchase agreement, we made additional cash investments of $12.0 million in Santera, $6.0 million in March 2004 and $6.0 million in May 2004, in exchange for 12,000 shares of Santera Series B Preferred Stock. As a result of this cash investment, our ownership percentage increased to 55.7% (62.5% on an as converted basis). In accordance with generally accepted accounting principles, the capital structure of Santera has been eliminated in consolidation and the minority stockholders’ interest in Santera is reflected in our consolidated balance sheet as minority interest. The minority stockholders’ interest in Santera is reflected at the fair value of the Santera assets acquired on the date of acquisition.

TEKELEC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      Based on the purchase price allocation, $2.9 million of the purchase price represented acquired in-process research and development (“IPRD”) that had not yet reached technological feasibility and had no alternative future use. IPRD was valued using a discounted cash flow approach commonly known as the “excess earnings” approach. The IPRD amount was recorded as an expense in the second quarter of 2003. The identifiable assets created as a result of the acquisition will be amortized over their estimated useful lives of 15 years, with the exception of acquired backlog, which has an estimated life of one year. Amortization expense of purchased technology and other intangible assets of Santera, including the intangible assets contributed by PTBU, amounted to $1.0 million and $2.9 million for the three and six months ended June 30, 2004, respectively.

      The following table shows our pro forma revenue, net income and loss per share giving effect to the Santera acquisition as of the beginning of 2003:

Six Months Ended
June 30, 2003

(Thousands, except
per share amounts)
Revenues	$123,738
Net loss	(1,524)
Loss per share:
Basic	(0.02)
Diluted	(0.02)

      The net income and losses of Santera are allocated between Tekelec and the minority stockholders based on their relative interests in the equity of Santera and the related liquidation preferences. This approach requires net losses to be allocated first to the Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent net income will be allocated first to the Series B Preferred Stock to the

TEKELEC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income will then be allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and then to Common Stock in proportion to their relative ownership interests in the equity of Santera. The loss allocated to minority interest of Santera for the six months ended June 30, 2004 was computed as follows (dollars in thousands):

Santera net loss (includes amortization of intangibles of $2,936)	$29,287
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%

Minority interest losses	$18,158

      Since our acquisition of a majority interest in Santera, the total net losses that are allocable to the Series A Preferred Stock is $61.2 million, leaving $37.2 million of losses to be allocated to the Series A Preferred Stock until fully absorbed. After the Series A Preferred Stock is fully absorbed, all subsequent net losses of Santera will be allocated to the Series B Preferred Stock, of which Tekelec owns 100%.

      In addition to our current ownership interest, we have the right, exercisable during the period from July 1, 2005 through December 31, 2007, to acquire the remaining outstanding shares of Santera from the holders thereof at a price determined in accordance with the terms of the definitive agreements (the “Tekelec Option Price”). In addition, the other stockholders of Santera will have the right, exercisable during the period from January 2006 through February 2008, to require us to purchase their shares at a price equal to 80% of the Tekelec Option Price, provided Santera has been profitable for the two calendar quarters preceding such exercise.

Note D.	Convertible Note Receivable from Disposition of Network Diagnostics Business

      On August 30, 2002, we completed the sale of NDD to Catapult Communications Corporation (“Catapult”) for $59.8 million, consisting of $42.5 million in cash and convertible subordinated promissory notes (the “Notes”) issued by Catapult’s wholly owned Irish subsidiary and guaranteed by Catapult in the total amount of $17.3 million.

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

      The Notes are reflected in the consolidated balance sheet at their estimated fair value as determined with the assistance of a third party appraisal. The fair value was computed by discounting the face value amount to present value using a fair value rate of interest and then determining the fair value of the conversion option using the Black-Scholes option-pricing model. The carrying value of the Notes is being adjusted to the

TEKELEC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

redemption amount at maturity based on an effective interest amortization method, with periodic charges to interest. The carrying values of the Notes and the conversion option are as follows:

	June 30,	December 31,
	2004	2003

Notes: face value at $17.3 million	$14,869	$14,869
Fair value of conversion option feature	3,246	3,246

Fair value notes	18,115	18,115
Less, accumulated amortization	(739)	(535)

Carrying value of notes	$17,376	$17,580

Note E.     Restructuring Costs

      In January 2004, we announced a cost reduction initiative that is expected to result in employee terminations and relocations. The cost reduction initiative resulted in restructuring charges of $110,000 and $1.1 million for the three and six months ended June 30, 2004, including $874,000 in severance costs, $49,000 in retention bonuses, $46,000 in facility relocation costs and $83,000 in employee relocation costs. These restructuring costs relate to the implementation of a global strategic manufacturing plan which includes the outsourcing of the majority of our manufacturing operations and the relocation of our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina which is expected to be complete by the end of 2004.

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

      The costs related to the restructuring were as follows:

		Costs Incurred	Cumulative
	Total Costs	for the	Costs Incurred
	Expected to be	Three Months Ended	through
	Incurred	June 30, 2004	June 30, 2004

	(Thousands)
Severance costs and retention bonuses	$972	$24	$923
Employee relocation costs	550	40	83
Facility relocation costs	320	46	46

Total	$1,842	$110	$1,052

TEKELEC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The restructuring activity has resulted in the following accrual as of June 30, 2004:

	Total Restructuring	Payments as of	Balance at
	Charges Accrued, Net	June 30, 2004	June 30, 2004

	(Thousands)
Severance costs and retention bonuses	$923	$(143)	$780
Employee relocation costs	43	(43)	—

Total	$966	$(186)	$780

      As of June 30, 2004, total restructuring liabilities amounted to $780,000 and are included in accrued expenses and accrued payroll and related expenses in the accompanying balance sheet. Additional restructuring charges estimated at approximately $790,000 in total are likely to be incurred throughout the third and fourth quarters of 2004 as a result of the global strategic manufacturing plan and other consolidation activities.

Note F.     Certain Balance Sheet Items

	June 30,	December 31,
	2004	2003

Inventories consist of the following:
Raw materials	$19,437	$15,810
Work in process	2,202	128
Finished goods	10,248	5,496

Inventories	$31,887	$21,434

Property and equipment consist of the following:
Manufacturing and development equipment	$63,338	$61,400
Furniture and office equipment	38,911	29,464
Demonstration equipment	9,760	2,465
Leasehold improvements	10,116	8,989

	122,125	102,318
Less accumulated depreciation	(94,093)	(80,146)

Property and equipment, net	$28,032	$22,172

Intangible assets consist of the following:
Purchased technology	$108,412	$79,162
Other	24,010	14,600

	132,422	93,762
Less accumulated amortization	(74,039)	(59,644)

Intangible assets, net	$58,383	$34,118

Note G.     Financial Instruments

      We use derivative instruments, such as forward contracts, to manage our exposure to market risks such as interest rate and foreign exchange risks. We record derivative instruments as assets or liabilities on the Consolidated Balance Sheet, measured at fair value.

TEKELEC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      As of June 30, 2004 and 2003, we had no foreign currency forward contracts outstanding. For the three and six months ended June 30, 2004, our other income (loss) from foreign currency forward contracts was $42,500 and $(250,000), respectively. For the three and six months ended June 30, 2003, our other loss from foreign currency forward contracts was $466,000 and $625,000, respectively.

      We may continue to use foreign currency forward contracts to manage foreign currency exchange risks in the future.

Note H.     Income Taxes

      The income tax provisions from continuing operations for the three and six months ended June 30, 2004 were $7.0 million and $13.2 million, respectively, and reflected the effect of non-deductible acquisition-related costs, partially offset by benefits of $558,000 and $1.2 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs.

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

      Excluding the effect of acquisition-related items and Santera’s operating results, our effective tax rate was 35% and 34%, respectively for continuing operations for the three and six month periods ended June 30, 2004 and 2003, and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits, and other benefits from foreign sourced income.

Note I.     Lines of Credit, Notes Payable and Long-Term Convertible Debt

      We have a $20.0 million line of credit with a U.S. financial institution. Our $20.0 million credit facility is collateralized by a stock pledge of our holdings in Santera, bears interest at or, in some cases, below the lender’s prime rate (4.25% at June 30, 2004) and expires on August 31, 2004, if not renewed. Under the terms of this facility, we are required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. We are in compliance with these covenant requirements as of June 30, 2004. There have been no borrowings under this credit facility.

      As a result of the Santera transaction (see Note C — Acquisition of Majority Interest in Santera), we also have two notes payable to U.S. financial institutions with monthly installments of principal and interest. One of the notes has an outstanding balance of $2.0 million and is secured by the assets purchased under the note, bears interest at 10% and expires in February 2005. The second note for $2.8 million is secured by the assets purchased under the note and substantially all of Santera’s assets, excluding the assets secured under the $2.0 million note, bears interest at a variable rate based on the two-year treasury note rate (6.36% at June 30, 2004) and expires in November 2005. Under the terms of this facility, we are required to maintain certain financial reporting covenants. We are in compliance with these covenant requirements as of June 30, 2004.

TEKELEC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      As a result of the Taqua transaction (see Note B — Acquisition of Taqua, Inc.), we have a $1.0 million credit facility with a U.S. financial institution. The $1.0 million credit facility is collaterized by substantially all assets of Taqua, Inc., bears interest at 1.0% above the lenders prime rate (4.25% at June 30, 2004) and expires in April 2005. Under the terms of this facility, we are required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. Taqua is not in compliance with these covenant requirements and accordingly, there are no outstanding borrowings under this credit facility.

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

Note J.     Commitments and Contingencies

Indemnities, Commitments and Guarantees

      In the normal course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to our customers in connection with the sale of our products and licensing of our technology, indemnities for liabilities associated with the infringement of other parties’ technology based upon our products and technology, guarantees of timely performance of our obligations, and indemnities to our directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded a liability for these indemnities, commitments or guarantees in the accompanying balance sheets as to date no payments have ever been required under any of these indemnities, commitments or guarantees.

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

TEKELEC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      Effective as of June 8, 2004, Tekelec, Telica and the other parties to the action (collectively, the “Parties”) agreed to dismiss all claims and counterclaims alleged in the action, under the terms of a written settlement agreement entered into by the Parties. On July 13, 2004, the Parties lodged a Stipulation of Dismissal of All Claims and Counterclaims. On July 26, 2004, the Court ordered the dismissal of the action in its entirety, as stipulated by the Parties.

TEKELEC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note K.     Stock-Based Compensation

      As of June 30, 2004, we have five stock-based employee compensation plans. We account for employee stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded, if on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

      We also have an Employee Stock Purchase Plan (ESPP), with a maximum term of ten years, the latest of which expires in the year 2006, and under which 1.8 million shares of the Company Common Stock have been authorized and reserved for issuance. Eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of Common Stock at 85% of the lower of the market price per share at the beginning or end of each six-month offering period.

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

      SFAS No. 123 encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value for awards granted subsequent to December 31, 1995. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in related interpretations. However, in accordance with the disclosure only requirements of SFAS 123, we have computed the fair value of our stock option grants using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 78% and 85%, respectively, for 2004 and 2003, (iii) weighted average risk-free interest rates of 2.6% and 2.1% for 2004 and 2003, respectively, (iv) weighted average expected option lives of 4.1 and 5.0 years for 2004 and 2003, respectively, and (v) assumed forfeiture rate of 49% and 43% for 2004 and 2003, respectively.

      The following table illustrates the effect on stock-based compensation, net income and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Thousands, except per share data)
Stock-based compensation, net of tax:
As reported	$52	$82	$166	$129
Additional stock-based compensation expense determined under the fair value method	4,025	4,317	7,415	9,457

Pro forma	$4,077	$4,399	$7,581	$9,586

TEKELEC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Thousands, except per share data)
Net income (loss):
As reported	$(304)	$1,210	$5,545	$2,724
Less: additional stock-based compensation expense determined under the fair value method, net of tax	4,025	4,317	7,415	9,457

Pro forma	$(4,329)	$(3,107)	$(1,870)	$(6,733)

Earnings (loss) per share-basic:
As reported	$0.00	$0.02	$0.09	$0.04
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	0.06	0.07	0.11	0.15

Pro forma	$(0.06)	$(0.05)	(0.02)	(0.11)

Earnings (loss) per share-diluted:
As reported	$0.00	$0.02	$0.09	$0.04
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	0.06	0.07	0.11	0.15

Pro forma	$(0.06)	$(0.05)	$(0.02)	$(0.11)

Weighted average number of shares outstanding:
Basic	62,458	61,032	62,246	60,983
Diluted	62,458	62,276	65,174	61,954

Note L.     Operating Segment Information

      The Network Signaling (formerly Network Systems) operating segment develops, markets and sells our Eagle signaling products and portfolio of value-added applications based on our high capacity Tekelec Eagle 5 Signaling Application System (SAS) platform. The Network Signaling segment’s product family also includes the Tekelec 1000 Applications Server (APS) (formerly TekServer), a high-density, high-speed processing platform that is backward compatible with existing technology; the Tekelec 500 Signaling Edge (formerly SS7/IP gateway) for signaling in converged networks, and other convergence products; Sentinel, a network monitoring and revenue assurance system; and the ASi 4000 Service Control Point, an advanced database server used for the provisioning of telephony applications.

      The Contact Center operating segment develops, markets and sells software-based solutions for call centers, including TotalView Workforce Management and TotalNet Call Routing.

      The Next-Generation Switching operating segment develops, markets and sells our Santera and Taqua portfolio of switching solutions that allow network providers to migrate their network infrastructure from circuit-based technology to packet-based technology. Santera’s product portfolio includes the Tekelec 3000 Mulitmedia Gateway Controller (MGC) (formerly SanteraOne OFX) and the Tekelec 8000 Multimedia Gateway (MG) (formerly SanteraOne BoX), a carrier-grade, integrated voice and data switching solution which delivers applications like IXC tandem, Class 4/5, PRI offload, packet/cell switching and Voice over Broadband services. Taqua’s product portfolio includes the Tekelec 200 Applications Server (APS) (formerly

TEKELEC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Taqua EFX200), Tekelec 700 Line Access Gateway (LAG) (formerly Taqua iX700), and Tekelec 7000 Class 5 Packet Switch (C5) (formerly Taqua iX7000).

      Transfers between operating segments are made at prices reflecting markets conditions. The allocation of revenues from external customers by geographical area is determined by the destination of the sale.

      We conduct business in a number of foreign countries. We expect international sales to account for a significant portion of our revenues in future periods. Accordingly, we have identified four geographic territories for analyzing and reporting sales data. The four territories are: (1) North America, comprised of the United States and Canada, (2) “EMEA”, comprised of Europe, Middle East and Africa, (3) “CALA” comprised of the Caribbean and Latin America including Mexico, and (4) Asia Pacific, comprised of Asia and the Pacific region including China. These territories are presented for the three and six months ended June 30, 2004, with comparative information reclassified for the three and six months ended June 30, 2003.

      Our operating segments and geographical information are as follows (in thousands):

 Operating Segments

	Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Network Signaling	$72,323	$53,559	$135,563	$99,525
Contact Center	10,352	8,139	19,596	17,179
Next-Generation Switching(1)	12,943	1,224	19,329	1,224

Total	$95,618	$62,922	$174,488	$117,928

	Income (Loss) from Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Network Signaling	$32,865	$14,711	$57,828	$24,422
Contact Center	4,153	2,396	7,229	5,735
Next-Generation Switching(1)	(17,529)	(4,016)	(29,742)	(4,016)
General Corporate(2)	(21,069)	(13,201)	(34,838)	(23,421)

Total	$(1,580)	$(110)	$477	$2,720

(1)	Results for Next-Generation Switching are for the period subsequent to June 10, 2003, the acquisition date of Santera and April 8, 2004, the acquisition of Taqua.

(2)	General Corporate includes acquisition-related charges and amortization of $10,609 and $5,797 for the three months ended June 30, 2004 and 2003, respectively, and $13,973 and $8,597 for the six months ended June 30, 2004 and 2003, respectively, as well as other corporate expenses not specifically allocated to operating segments or specifically used by operating segment management to evaluate segment performance.

TEKELEC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     Enterprise-Wide Disclosures

      The following table sets forth, for the periods indicated, revenues from external customers by principal product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Network Signaling	$72,323	$53,559	$135,563	$99,525
Contact Center	10,352	8,139	19,596	17,179
Next-Generation Switching	12,943	1,224	19,329	1,224

Total	$95,618	$62,922	$174,488	$117,928

      The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

North America	$82,310	$49,114	$149,803	$95,524
Europe Middle East and Africa	6,501	8,367	9,080	14,318
Caribbean and Latin America	4,437	1,242	10,440	2,325
Asia Pacific	2,370	4,199	5,165	5,761

Total	$95,618	$62,922	$174,488	$117,928

      The following table sets forth, for the periods indicated, long-lived assets by geographic area in which we hold assets:

	June 30,	December 31,
	2004	2003

United States	$208,430	$147,696
Other	1,271	1,161

Total	$209,701	$148,857

      Sales to one customer accounted for 14% and 12% of our revenues for the three and six months ended June 30, 2004, respectively, and included sales from our network signaling, contact center, and next-generation switching operating segments. Sales to one other customer accounted for 12% of our revenues for the three months ended June 30, 2004, and included sales from our next-generation switching operating segment.

      Sales to one customer accounted for 17% and 16% of revenues for the three and six months ended June 30, 2003 and included sales from the network signaling and contact center operating segments. Sales to one other customer accounted for 11% of the revenues for the six months ended June 30, 2003 and included sales from both Network Signaling and Contact Center operating segments.

TEKELEC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note M.     Earnings Per Share

      The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2004 and 2003:

	Net Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(Thousands, except per share data)
For the Three Months Ended June 30, 2004:
Basic EPS	$(304)	62,458	$0.00
Effect of Dilutive Securities — Stock Options and Warrants	—	—

Diluted EPS	$(304)	62,458	$0.00

For the Three Months Ended June 30, 2003:
Basic EPS	$1,210	61,032	$0.02
Effect of Dilutive Securities — Stock Options and Warrants	—	1,244

Diluted EPS	$1,210	62,276	$0.02

For the Six Months Ended June 30, 2004:
Basic EPS	$5,545	62,246	$0.09
Effect of Dilutive Securities — Stock Options and Warrants	—	2,928

Diluted EPS	$5,545	65,174	$0.09

For the Six Months Ended June 30, 2003:
Basic EPS	$2,724	60,983	$0.04
Effect of Dilutive Securities — Stock Options and Warrants	—	971

Diluted EPS	$2,724	61,954	$0.04

      The computation of diluted number of shares excludes unexercised stock options and warrants and potential shares issuable upon conversion of our 2.25% senior subordinated convertible notes due 2008 that are anti-dilutive. The numbers of such shares excluded were 19.0 million and 19.8 million for the three months ended June 30, 2004 and 2003, respectively, and 16.7 million and 20.1 million for the six months ended June 30, 2004 and 2003, respectively.

Note N.     Subsequent Event

      On July 21, 2004, 72 new Tekelec employees hired during the second quarter of 2004 were granted employment inducement stock options under Tekelec’s equity incentive plan for new employees to purchase a total of 437,950 shares of Tekelec common stock, pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). The number of shares involved in these grants amounts to less than 1% of the outstanding common shares of Tekelec. All option grants have an exercise price equal to Tekelec’s closing price on July 21, 2004 of $16.32, and will vest over a four-year period.

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

      During the second quarter of 2004 Tekelec began a product re-branding to assimilate products acquired through our acquisitions of Santera (See Note C  — Acquisition of a Majority Interest in Santera) and Taqua (see Note B — Acquisition of Taqua, Inc.) into an integrated Tekelec family of products. The re-branding of products includes a renaming convention and cosmetic design changes that allow for easy reference and continued expansion.

      Our logo, IEX, TALI, and Eagle are registered trademarks of Tekelec, IP7, IP7 Secure Gateway, ASi 4000, VXi, TekWare, TekServer, TotalView, and TotalNet are trademarks of Tekelec. Santera and SanteraOne are registered trademarks of Santera, our majority owned subsidiary. BOX and OFX are trademarks of Santera. Taqua, Taqua Systems and OCX are registered trademarks of Taqua, our wholly owned subsidiary.

Overview

      In June 2003, we acquired a 51.6% controlling voting ownership interest (57.5% on an as converted basis) in Santera in exchange for a cash contribution of $28.0 million and the contribution of the business operations and certain assets and liabilities of our Packet Telephony Business Unit (“PTBU”). Santera develops, markets and sells solutions for carrier-class, next-generation switches. As part of the acquisition, Santera was recapitalized and we contributed the $28.0 million in cash to Santera in exchange for 28,000 shares of Santera Series B Preferred Stock. In addition, we received 38,000 shares of Santera Series A Preferred Stock and one share of Santera common stock in exchange for the PTBU. Santera’s existing stockholders received 62,000 shares of Series A Preferred Stock in exchange for their existing shares in Santera and made an additional cash contribution to Santera of $12.0 million. Each share of Santera Series B Preferred Stock has a liquidation preference equal to $2,000 and is convertible into 1.63 shares of Santera common stock. Each share of Santera Series A Preferred Stock has a liquidation preference equal to $1,000 and is convertible into one share of Santera common stock.

      Under terms of the original purchase agreement, we made additional cash investments of $12.0 million in Santera, $6.0 million in March 2004 and $6.0 million in May 2004, in exchange for 12,000 shares of Santera Series B Preferred Stock. There can be no guarantee that the additional funding made to Santera will be adequate to meet their needs. As a result of this cash investment, our ownership percentage increased to 55.7% (62.5% on an as converted basis). In accordance with generally accepted accounting principles, the capital structure of Santera has been eliminated in consolidation and the minority stockholders’ interest in Santera is reflected in our consolidated balance sheet as minority interest. The minority stockholders’ interest in Santera is reflected at the fair value of the Santera assets on the date of acquisition. (See Note C — Acquisition of Majority Interest in Santera).

      On April 8, 2004, we completed our acquisition of Taqua, Inc., a privately held provider of next-generation packet switching systems, located in Richardson, Texas. The purchase price was approximately $86.0 million cash, plus the assumption of outstanding stock options valued at approximately $7.8 million using the Black-Scholes option-pricing model. This amount includes approximately $4.2 million related to the intrinsic value of unvested stock options recorded as deferred stock-based compensation which will be amortized over the vesting period of the assumed options. Additionally, we incurred approximately $2.6 million in direct acquisition-related costs consisting of investment banking, legal, accounting and other related fees. (See Note B — Acquisition of Taqua, Inc.) Taqua offers a portfolio of circuit and IP voice switching products and services, including next-generation packet Class 5 switches, intelligent line access gateways, application servers, and an element management system. In addition, Taqua offers a suite of professional services including network design and capacity planning, as well as installation and cutover services. Taqua products became part of our next-generation switching product line in the second quarter of 2004.

      Our product offerings are currently organized into three distinct product lines: network signaling, contact center and next-generation switching.

      Network Signaling (formerly Network Systems). Our network signaling product line consists principally of the Tekelec Eagle 5 SAS, Tekelec 1000 APS and Tekelec 500 Signaling Edge, as well as our local number portability solution, Sentinel, and other convergence products.

      Contact Center. Our IEX contact center products provide planning, management and call routing and control tools for single contact centers and for complex, multiple site contact center environments. This product line includes the TotalView Workforce Management and TotalNet Call Routing solutions.

      Next-Generation Switching. Santera’s portfolio of switching solutions allows network service providers to migrate their network infrastructure from circuit-based technology to packet-based technology. Santera’s product portfolio includes the Tekelec 3000 MGC, and the Tekelec 8000 MG, a carrier-grade, integrated voice and data switching solution which delivers applications like IXC tandem, Class 4/5, PRI offload, packet/cell switching and Voice over Broadband services. Taqua’s product portfolio includes the Tekelec 200 APS, Tekelec 700 LAG, and Tekelec 7000 C5.

      Our revenues are currently organized into four distinct geographical territories: North America, EMEA, CALA and Asia/ Pacific. North America is comprised of the United States and Canada. EMEA is comprised of Europe, the Middle East and Africa. CALA is comprised of the Caribbean and Latin America including Mexico. Asia Pacific is comprised of Asia and the Pacific region including China. These territories are presented for the three and six months ended June 30, 2004, with comparative information reclassified for the three and six months ended June 30, 2003.

Results of Operations

      The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:

	Percentage of Revenues

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	25.1	26.1	24.8	25.0
Amortization of purchased technology	2.5	4.2	3.2	4.4

Gross profit	72.4	69.7	72.0	70.6

Research and development	25.3	25.9	25.6	25.8
Selling, general and administrative	39.9	38.7	40.4	39.3
Acquired in-process research and development	8.4	4.6	4.6	2.5
Restructuring	0.1	—	0.6	—
Amortization of intangible assets	0.4	0.7	0.5	0.7

Total operating expenses	74.1	69.9	71.7	68.3

Income (loss) from operations	(1.7)	(0.2)	0.3	2.3
Interest and other income (expense), net	(0.3)	(1.8)	—	(1.6)

Income (loss) from continuing operations before provision for income taxes	(2.0)	(2.0)	0.3	0.7
Provision for income taxes	7.3	3.2	7.5	2.2

Income (loss) from continuing operations before minority interest	(9.3)	(5.2)	(7.2)	(1.5)
Minority interest	9.0	7.1	10.4	3.8

Net income	(0.3)%	1.9%	3.2%	2.3%

      The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

	Percentage of Revenues

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Network Signaling	76%	85%	78%	84%
Contact Center	11	13	11	15
Next-Generation Switching	13	2	11	1

Total	100%	100%	100%	100%

      The following table sets forth for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

	Percentage of Revenues

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

North America	86%	78%	86%	81%
Europe Middle East and Africa	7	13	5	12
Caribbean and Latin America	5	2	6	2
Asia Pacific	2	7	3	5

Total	100%	100%	100%	100%

     Three Months Ended June 30, 2004 Compared with the Three Months Ended June 30, 2003

      Revenues. Our revenues increased by $32.7 million, or 52%, during the second quarter of 2004 due primarily to higher sales in the next-generation switching and network signaling product lines.

      Revenues from network signaling products increased by $18.8 million, or 35%, due primarily to higher sales of signaling upgrades and extensions and local number portability products partially offset by lower sales of initial systems.

      Revenues from contact center products increased by $2.2 million, or 27%, as a result of increased sales of TotalView Workforce Management product and services.

      Revenues from next-generation switching products increased $11.7 million, or 957%, due primarily to higher sales of Santera products as well as the inclusion of Santera for the entire quarter in 2004 compared to the 2003 acquisition date of June 10, 2003.

      Revenues in North America increased by $33.2 million, or 68%, due primarily to higher sales of signaling extensions and upgrades and local number portability sales and secondarily to higher sales of Santera products. EMEA revenues decreased by $1.9 million, or 22%, due to lower Eagle STP product sales partially offset by higher upgrade and extension sales. CALA revenues increased by $3.2 million, or 257%, due primarily to higher signaling upgrades and extensions product sales. Revenues in the Asia Pacific region decreased $1.8 million, or 44%, due primarily to lower Eagle STP product sales. The percentage of revenues from outside the United States for the three months ended June 30, 2004 and 2003 were 17.6% and 23.5%, respectively.

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

      We believe that our future revenue growth depends in large part upon a number of factors, including the continued market acceptance, both domestically and internationally, of our products, particularly Eagle products including the Tekelec 1000 APS, and related applications, as well as our suite of products for converged circuit and packet networks, including the Tekelec 500 Signaling Edge and Tekelec 3000 MGC and Tekelec 8000 MG next-generation switching products.

      Gross Profit. Gross profit as a percentage of revenues increased to 72.4% in the second quarter of 2004 compared to 69.7% in the second quarter of 2003. The increase in gross profit in 2004 as compared to 2003 was due primarily to a higher proportion of signaling upgrades and extensions and local number portability product sales, which typically carry higher margins than the product mix sold in the corresponding quarter last year.

      Research and Development. Research and development expenses increased overall by $7.9 million, or 49%, but decreased slightly as a percentage of revenues to 25.3% in the second quarter of 2004 from 25.9% in the second quarter of 2003. The increase in 2004 was due primarily to an increase in salary and related expenses attributable to the employment of additional personnel related to the acquisition of Santera completed on June 10, 2003 and the acquisition of Taqua completed on April 8, 2004.

      We intend to continue to make substantial investments in product and technology development and believe that our future success depends in large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness, either through internal development or strategic acquisitions.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $13.8 million, or 57%, and increased as a percentage of revenues to 39.9% in the second quarter of 2004 from 38.7% in the second quarter of 2003. This increase was due primarily to an increase in salary and related expenses attributable to additional personnel.

      Restructuring Charges. In January 2004, we announced a cost reduction initiative that resulted in restructuring charges of $110,000 for the three months ended June 30, 2004, including $24,000 in retention bonuses and $86,000 in relocation costs. These charges relate to our implementation of a global strategic manufacturing plan which includes outsourcing a majority of our manufacturing operations and relocating our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. Additional restructuring charges are likely to be incurred in the third and fourth quarters of 2004 as a result of these actions and relate to general corporate expenses (See Note E — Restructuring Costs).

      Interest and Other Income (Expense), net. Interest expense decreased by $1.5 million, or 57%, due primarily to the additional interest expense as a result of the June 2003 issuance of our new convertible debt that was outstanding concurrently with our previous convertible debt that was retired in July 2003. Interest income decreased $524,000 or 33% due to lower cash and investment balances in 2004 compared to 2003 as a result of our recent acquisition of Taqua.

      Acquired In-Process Research and Development. Acquired in-process research and development expense of $8.0 million in the second quarter of 2004 represents the write-off of acquired in-process research and development related to our Taqua acquisition. (See Note B — Acquisition of Taqua, Inc). Acquired in-process research and development expense of $2.9 million in the second quarter of 2003 represents the write-off of acquired in-process research and development related to our Santera acquisition. (See Note C — Acquisition of Majority Interest in Santera).

      Amortization of Intangible Assets. Amortization of intangible assets in the second quarter of 2004 remained constant at approximately $400,000 and decreased slightly as a percentage of revenues to 0.4% for the three months ended June 30, 2004 from 0.7% for the three months ended June 30, 2003.

      Income Taxes. The income tax provisions from continuing operations for the three months ended June 30, 2004 and 2003 were $7.0 million and $2.0 million, respectively, and reflected the effect of non-deductible acquisition-related costs, partially offset by benefits of $558,000 and $969,000 for 2004 and 2003, respectively. Excluding the effects of acquisition-related items and Santera’s operating results, our estimated effective tax rate was 35% and 34% was applied for the three month periods ended June 30, 2004 and 2003, respectively, and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income.

      Minority Interest. Minority interest represents the losses of Santera allocable to the minority shareholders. See Note C — Acquisition of Majority Interest in Santera. The increase in 2004 represents the full period results of Santera for the second quarter of 2004.

     Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

      Revenues. Our revenues increased by $56.6 million, or 48%, during the six months ended June 30, 2004 due primarily to higher sales in the network signaling and next-generation switching product lines.

      Revenues from network signaling products increased by $36.0 million, or 36%, due primarily to higher sales of signaling upgrades and extensions and secondarily to higher sales of local number portability products.

      Revenues from contact center products increased by $2.4 million, or 14%, as a result of increased sales of TotalView Workforce Management product and services, partially offset by lower sales of TotalNet product and services.

      Revenues from next-generation switching products increased $18.1 million, or 1,479%, due primarily to higher unit sales from Santera.

      Revenues in North America increased by $54.3 million, or 57%, due primarily to higher sales of Eagle STP systems and local number portability products and secondarily higher sales of Santera products. EMEA revenues decreased by $5.2 million, or 37%, due primarily to lower sales of Eagle STP products. CALA revenues increased by $8.1 million, or 349%, due primarily to higher sales of Eagle STP products. Revenues in the Asia Pacific region decreased $600,000, or 10%, due to lower sales of Eagle STP systems and services. The percentage of revenues outside the United States for the six months ended June 30, 2004 and 2003 were 20.2% and 20.9%, respectively.

      Gross Profit. Gross profit as a percentage of revenues increased to 72.0% in the six months ended June 30, 2004 compared with 70.6% in the six months ended June 30, 2003. The increase in gross margins in 2004 as compared to 2003 was due primarily to a higher proportion of sales of Eagle STP upgrades and extensions which typically carry higher margins than that of the product mix sold in the first six months of 2003.

      Research and Development. Research and development expenses increased overall by $14.3 million, or 47%, and decreased as a percentage of revenues to 25.6% in the six months ended June 30, 2004 from 25.8% in the six months ended June 30, 2003. The dollar increase in 2004 was due primarily to an increase in salary and related expenses attributable to the employment of additional personnel related to the acquisition of Santera completed on June 10, 2003 and the acquisition of Taqua completed on April 8, 2004.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $24.1 million, or 52%, and increased as a percentage of revenues to 40.4% in the six months ended June 30, 2004 from 39.3% in the six months ended June 30, 2003. This increase was due primarily to an increase in salary and related expenses attributable to additional personnel.

      Restructuring Charges. In January 2004, we announced a cost reduction initiative that resulted in restructuring charges of $1.1 million for the six months ended June 30, 2004, including $874,000 in termination costs, $50,000 in retention bonuses, and $129,000 in relocation costs. These charges relate to our implementation of a global strategic manufacturing plan which includes outsourcing a majority of our manufacturing operations and relocating our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. Additional restructuring charges are likely to be incurred in the third and fourth quarters of 2004 as a result of these actions and relate to general corporate expenses (See Note E — Restructuring Costs).

      Acquired In-Process Research and Development. Acquired in-process research and development expense of $8.0 million in the first half of 2004 represents the write-off of acquired in-process research and development related to our Taqua acquisition. (See Note B — Acquisition of Taqua, Inc). Acquired in-process research and development expense of $2.9 million in the first half of 2003 represents the write-off of acquired in-process research and development related to our Santera acquisition. (See Note C — Acquisition of Majority Interest in Santera).

      Amortization of Intangible Assets. Amortization of intangible assets increased by approximately $100,000 to $941,000, and decreased as a percentage of revenues to 0.5% for the six months ended June 30, 2004 from 0.7% for the six months ended June 30, 2003.

      Interest and Other Income (Expense), net. Interest expense decreased by $2.7 million, or 55%, for the six months ended June 30, 2004 compared to 2003, due primarily to the June 2003 issuance of our new convertible debt which carries a lower interest rate than our former convertible debt. Interest income decreased by approximately $400,000, or 14.4%, due to lower cash and investment balances in 2004 compared to 2003.

      Income Taxes. The income tax provisions for the six months ended June 30, 2004 and 2003 were $13.2 million and $2.6 million, respectively, and reflected the effect of non-deductible acquisition-related costs and amortization, partially offset by a benefit of $1.2 million and $2.0 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of acquisition-related items and Santera operating results, an estimated effective tax rate of 35% and 34% was applied for the six-month periods ended June 30, 2004 and 2003, respectively, and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income.

      Minority Interest. Minority interest represents the losses of Santera allocable to the minority shareholders. See Note C — Acquisition of Majority Interest in Santera. The increase in 2004 represents the full period results of Santera for the six months ended June 30, 2004.

Liquidity and Capital Resources

      During the six months ended June 30, 2004, cash and cash equivalents decreased by $7.3 million to $37.9 million, due primarily to the cash paid for our acquisition of Taqua offset by net proceeds from the maturity of available-for-sale investments. Operating activities, including the effects of exchange rate changes on cash, provided $4.0 million. Financing activities provided $6.5 million, which included proceeds from the issuance of common stock upon the exercise of options and warrants amounting to $13.4 million, partially offset by $6.9 million of debt payments. Investing activities used $17.9 million due primarily to the cash paid for Taqua, net of cash acquired, amounting to $87.0 million, partially offset by net proceeds from the maturity of available-for-sale investments amounting to $79.5 million, and capital expenditures of $10.1 million.

      Changes in cash provided by operating activities were comprised mainly of net income adjusted for depreciation and amortization, the minority interest impact of Santera losses, an increase in accounts receivable, an increase in accounts payable and an increase in deferred revenue. Net accounts receivable increased 23.6% due primarily to higher sales volume in the next-generation switching and network signaling product lines. Net accounts payable increased by 103% during the first half of 2004 due primarily to our use of contract vendors associated with outsourcing of a majority of our manufacturing operations. Deferred revenue increased during the six months ended June 30, 2004 due primarily to an increase in transactions pending completion of acceptance or delivery requirements and higher extended warranty service billings, which are deferred and recognized ratably over the warranty period. While Tekelec’s core signaling unit continues to generate a positive operating cash flow, cash provided by operating activities decreased $8.8 million for the first six months of 2004 compared to the first six months of 2003 due primarily to cash used in our next-generation switching operating segment.

      In addition to the assets acquired with Taqua, capital expenditures of $10.1 million during the first six months of 2004 represented the planned addition of equipment and technology.

      In the ordinary course of business, we periodically identify and evaluate both domestic and international opportunities, which may include acquisitions of, or strategic investments in, other companies in order to gain access to new technologies and markets. As part of this process, we engage from time to time with other companies and interested parties in discussions concerning possible transactions.

      Under appropriate circumstances, we may make strategic acquisitions using our cash, stock or a combination thereof. Depending on the size and terms of any such acquisition, and the nature of the consideration used, such acquisition may be dilutive to our earnings and our current shareholders’ ownership percentage, and/or significantly reduce our cash resources thereby increasing our requirement for additional capital.

      We have a $20.0 million line of credit with a U.S. financial institution. Our $20.0 million credit facility is collateralized by a stock pledge of our holdings in Santera, bears interest at or, in some cases, below the lender’s prime rate (4.25% at June 30, 2004) and expires on August 31, 2004, if not renewed. Under the terms of this credit facility, we are required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. We are in compliance with these covenant requirements as of June 30, 2004. There have been no borrowings under this credit facility. We intend to renew our credit line in August 2004.

      As a result of the Santera transaction (see Note C — Acquisition of Majority Interest in Santera), we have two notes payable to U.S. financial institutions with monthly installments of principal and interest. One of the notes has an outstanding balance of $2.0 million and is collaterized by the assets purchased under the note, bears interest at 10% and matures in February 2005. The second note for $2.8 million is collaterized by the assets purchased under the note and substantially all of Santera’s assets, excluding the assets secured under the $2.0 million note, bears interest at 6.36% and matures in November 2005. Under the terms of this facility, we are required to maintain certain financial reporting covenants. We are in compliance with these covenant requirements as of June 30, 2004.

      As a result of the Taqua transaction (see Note B — Acquisition of Taqua, Inc.), we have a $1.0 million credit facility with a U.S. financial institution. The $1.0 million credit facility is collaterized by substantially all assets of Taqua, Inc., bears interest at 1.0% above the lenders prime rate (4.25% at June 30, 2004) and expires in April 2005. Under the terms of this facility, we are required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. Taqua is not in compliance with these requirements and accordingly, there are no outstanding borrowings under this credit facility.

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

      On May 24, 2004, Lucent announced that they had entered into an agreement to acquire Telica for $295 million. As a result of this transaction, our investment in Telica will be exchanged for registered shares of Lucent. We expect that the transaction will close in late August 2004. We expect to liquidate these shares in the short term.

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

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

      The statements that are not historical facts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to, and involve certain risks and uncertainties. As discussed in our Annual Report on Form 10-K for 2003 and other filings with the SEC, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from the Company’s current expectations include, among others: overall telecommunications spending, changes in general economic conditions, the timing of significant orders and shipments, the lengthy sales cycle for the Company’s products, the timing of the convergence of voice and data networks, the success or failure of strategic alliances or acquisitions including the success or failure of the integration of Santera’s and Taqua’s operations with those of the Company, the ability of carriers to utilize excess capacity of signaling infrastructure and related products in the network, the capital spending patterns of customers, the dependence on wireless customers for a significant percentage and growth of the Company’s revenues, the timely development and introduction of new products and services, product mix, the geographic mix of the Company’s revenues and the associated impact on gross margins, market acceptance of new products and technologies, carrier deployment of intelligent network services, the ability of our customers to obtain financing, the level and timing of research and development expenditures, regulatory changes, and the expansion of the Company’s sales, marketing and support organizations, both domestically and internationally, and other risks described in this Quarterly Report, our Annual Report on Form 10-K for 2003 and in certain of our other Securities and Exchange Commission filings. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Actual results may differ materially from those expressed or implied in such forward-looking statements. We are not responsible for updating or revising these forward-looking statements. Undue emphasis should not be placed on any forward-looking statements contained herein or made elsewhere by or on behalf of us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in our market risks during the six-month period ended June 30, 2004.

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

      (b) Changes in Internal Controls

      There have not been any significant changes in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting during the most recent fiscal quarter.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      The Company is a party to various legal proceedings that are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “Annual Report”) and are updated with subsequent filings with the SEC. The following information supplements the information concerning the Company’s legal proceedings disclosed in the Annual Report and as updated with subsequent filings:

IEX Corporation vs. Blue Pumpkin Software, Inc.

      In January 2001, IEX Corporation, a wholly owned subsidiary of Tekelec (“IEX”), filed suit against Blue Pumpkin Software, Inc., in the United States District Court for the Eastern District of Texas, Sherman Division. In its complaint, IEX asserts that certain of Blue Pumpkin’s products and services infringe United States Patent No. 6,044,355 held by IEX. In the suit, IEX seeks damages and an injunction prohibiting Blue Pumpkin’s further infringement of the patent. In February 2001, Blue Pumpkin responded to IEX’s suit denying that Blue Pumpkin infringes IEX’s patent and asserting that such patent is invalid. Discovery in the case closed in December 2002. Blue Pumpkin filed a motion for summary judgment of non-infringement, and the Court granted that motion. IEX filed a notice of appeal. The parties have completed briefing, and the appeal is now before the Federal Circuit Court of Appeals. No oral argument has been scheduled. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

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

      Effective as of June 8, 2004, Tekelec, Telica and the other parties to the action (collectively, the “Parties”) agreed to dismiss all claims and counterclaims alleged in the action, under the terms of a written settlement agreement entered into by the Parties. On July 13, 2004, the Parties lodged a Stipulation of Dismissal of All Claims and Counterclaims. On July 26, 2004, the Court ordered the dismissal of the action in its entirety, as stipulated by the Parties.

Item 4.	Submission of Matters to a Vote of Security Holders

      (a) On May 14, 2004, we held our 2004 Annual Meeting of Shareholders (the “Annual Meeting”).

      (b) At the Annual Meeting, the following persons were elected as directors of Tekelec. The numbers of votes cast for each director, as well as the number of votes withheld, are listed opposite each director’s name.

Name of Director	Votes Cast for Director	Votes Withheld

Robert V. Adams	53,059,086	5,301,011
Jean-Claude Asscher	49,670,534	8,689,563
Daniel L. Brenner	47,486,063	10,874,034
Martin A. Kaplan	47,258,717	11,101,380
Frederick M. Lax	48,513,758	9,846,339
Jon F. Rager	46,733,418	11,626,679

      (c) At the Annual Meeting, the shareholders did not approve, with 24,590,839 votes cast in favor and 27,105,563 votes cast against, an amendment to the Company’s 2003 Stock Option Plan to increase the maximum number of shares of Common Stock authorized for issuance thereunder by 5,000,000 shares. There were 26,548 abstentions and 6,637,147 broker nonvotes with respect to this matter.

      (d) At the Annual Meeting, the shareholders approved, with 29,148,256 votes cast in favor and 22,429,845 votes cast against, an amendment to the Company’s 2003 Stock Option Plan to authorize the grant thereunder of restricted stock and restricted stock units in addition to incentive and nonstatutory stock options. There were 144,849 abstentions and 6,637,147 broker nonvotes with respect to this matter.

      (e) At the Annual Meeting, with 57,605,612 votes cast in favor and 728,160 votes cast against, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2004. There were 26,325 abstentions with respect to this matter.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

10.1	Amended and Restated Non-Employee Director Stock Option Plan
10.2	Tekelec Amended and Restated 2003 Stock Option Plan
31.1	Certification of President and Chief Executive Officer of Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

(i) On June 22, 2004, Registrant filed a Current Report on Form 8-K with the Commission with respect to pro-forma financials of Taqua, Inc.

(ii) On April 23, 2004, Registrant filed a Current Report on Form 8-K with the Commission with respect to its completion of the acquisition of Taqua, Inc.

(iii) On April 22, 2004, Registrant furnished a Current Report on Form 8-K with the Commission with respect to its issuance of a press release announcing the Registrants 2004 first quarter financial results.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC

/s/ FREDERICK M. LAX

Frederick M. Lax
President and Chief Executive Officer
(Duly authorized officer)

/s/ PAUL J. PUCINO

Paul J. Pucino
Senior Vice President and Chief Financial Officer
(Principal financial and chief accounting officer)

August 9, 2004