Form 10-Q
period 2004-09-30
TEKELEC
filed 2004-11-09
CIK 790705

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     As of October 25, 2004, there were 64,070,061 shares of the registrant’s common stock, without par value, outstanding.

TEKELEC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Tekelec

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
	(thousands, except share data)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,744	$45,261
Short-term investments, at fair value	116,753	83,800
Accounts receivable, less allowances of		—
of $3,407 and $2,619, respectively	87,709	52,781
Other receivables	17,876	—
Convertible note receivable ($17,300 principal amount)	—	17,580
Income taxes receivable	17	—
Inventories	33,761	21,434
Deferred income taxes, net	21,851	4,958
Prepaid expenses and other current assets	35,737	22,088

Total current assets	359,448	247,902
Long-term investments, at fair value	104,470	210,298
Property and equipment, net	29,835	22,172
Investments in privately-held companies	7,322	17,322
Deferred income taxes, net	32,862	7,876
Other assets	6,455	6,342
Goodwill	104,232	68,903
Intangible assets, net	63,622	34,118

Total assets	$708,246	$614,933

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$29,431	$8,974
Accrued expenses	34,208	30,812
Accrued payroll and related expenses	20,569	17,967
Current portion of notes payable	1,096	3,934
Current portion of deferred revenues	63,924	50,105
Income taxes payable	11,633	1,071

Total current liabilities	160,861	112,863
Notes payable	1,834	2,574
Long-term convertible debt	125,000	125,000
Deferred income taxes	13,025	790
Long-term portion of deferred revenues	1,691	3,687

Total liabilities	302,411	244,914

Minority Interest	15,485	41,208

Commitments and Contingencies (Note L)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 63,993,271 and 61,625,518 shares issued and outstanding, respectively	231,721	189,908
Deferred stock-based compensation	(3,431)	—
Retained earnings	162,177	137,895
Accumulated other comprehensive income	(117)	1,008

Total shareholders’ equity	390,350	328,811

Total liabilities and shareholders’ equity	$708,246	$614,933

See notes to condensed consolidated financial statements

Tekelec

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(thousands, except per share data)
Revenues	$106,636	$70,747	$281,124	$188,675
Cost of sales:
Cost of goods sold	25,684	14,488	69,022	44,009
Amortization of purchased technology	1,497	2,964	6,953	8,102

Total cost of sales	27,181	17,452	75,975	52,111

Gross profit	79,455	53,295	205,149	136,564

Operating expenses:
Research and development	25,461	20,696	70,249	51,183
Selling, general and administrative	37,603	28,344	108,039	74,681
Acquired in-process research and development	2,400	—	10,400	2,900
Restructuring	275	—	1,327	—
Amortization of intangible assets	763	543	1,704	1,368

Total operating expenses	66,502	49,583	191,719	130,132

Income from operations	12,953	3,712	13,430	6,432
Other income (expense):
Interest income	1,070	1,479	3,680	4,528
Interest expense	(1,070)	(2,783)	(3,269)	(7,675)
Gain on sale of Catapult stock	2,186	—	2,186	—
Gain on sale of investment in privately-held company	9,869	—	9,869	—
Other, net	37	(279)	(259)	(290)

Total other income (expense)	12,092	(1,583)	12,207	(3,437)

Income from continuing operations before provision for income taxes	25,045	2,129	25,637	2,995
Provision for income taxes	13,873	4,987	27,078	7,634

Net income (loss) before minority interest	11,172	(2,858)	(1,441)	(4,639)
Minority interest	7,565	8,015	25,723	12,520

Income from continuing operations	18,737	5,157	24,282	7,881
Gain on disposal of discontinued operation	—	3,293	—	3,293

Net income	$18,737	$8,450	$24,282	$11,174

Earnings per share from continuing operations:
Basic	$0.30	$0.09	$0.39	$0.13
Diluted	0.27	0.08	0.36	0.12
Earnings per share from gain on disposal of discontinued operation:
Basic	$—	$0.05	$—	$0.05
Diluted	—	0.05	—	0.05
Earnings per share:
Basic	$0.30	$0.14	$0.39	$0.18
Diluted	0.27	0.13	0.36	0.17
Weighted average number of shares outstanding:
Basic	63,172	61,206	62,554	61,057
Diluted	72,332	69,915	71,801	68,848

See notes to condensed consolidated financial statements.

Tekelec

Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(thousands)
Net income	$18,737	$8,450	$24,282	$11,174
Other comprehensive income:
Foreign currency translation adjustments	—	(352)	14	(322)
Net unrealized gain (loss) on available-for-sale investments, net of income taxes	105	(197)	(1,138)	770

Comprehensive income	$18,842	$7,901	$23,158	$11,622

See notes to condensed consolidated financial statements.

Tekelec

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(thousands)
Cash flows from operating activities:
Net income	$24,282	$11,174
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Catapult stock	(2,186)	—
Gain on sale of investment in privately-held company	(9,869)	—
Minority interest	(25,723)	(12,520)
Restructuring accrual	(166)	—
Net gain on disposal of discontinued operation	—	(3,293)
Depreciation	10,823	10,894
Amortization	19,616	13,090
Amortization of deferred financing costs	834	1,843
Convertible debt accretion	279	2,335
Deferred income taxes	1,178	(1,986)
Stock-based compensation	1,117	328
Tax benefit related to stock options exercised	4,224	791
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(26,004)	12,907
Inventories	(9,582)	(2,969)
Prepaid expenses and other current assets	(13,690)	2,122
Trade accounts payable	17,076	(5,181)
Accrued expenses	(991)	(9,843)
Accrued payroll and related expenses	1,237	5,173
Deferred revenues	10,421	4,670
Income taxes receivable	(17)	—
Income taxes payable	10,558	(953)

Total adjustments	(10,865)	17,408

Net cash provided by operating activities	13,417	28,582

Cash flows from investing activities:
Proceeds from maturity of available-for-sale securities	434,549	267,176
Purchase of available-for-sale investments	(357,947)	(301,944)
Purchase of property and equipment	(13,074)	(4,007)
Net cash acquired from acquisition of majority interest in Santera	—	12,335
Cash paid for Taqua, net of cash acquired	(86,994)	—
Cash paid for VocalData, net of cash acquired	(13,222)	—
Proceeds from retirement of Catapult convertible note	19,486	—
Purchase of technology	(2,343)	(3,166)
Change in other assets	(1,127)	(71)
Proceeds from disposal of discontinued operation, net of cash expenditures	—	1,033

Net cash used in investing activities	(20,672)	(28,644)

Cash flows from financing activities:
Payments on notes payable	(8,793)	(557)
Payments on retirement of convertible debt	—	(129,307)
Proceeds from issuance of convertible debt	—	125,000
Debt issuance costs	—	(3,816)
Proceeds from issuance of common stock	16,517	3,501

Net cash provided by (used in) financing activities	7,724	(5,179)

Effect of exchange rate changes on cash	14	(335)

Net change in cash and cash equivalents	483	(5,576)
Cash and cash equivalents at beginning of period	45,261	167,283

Cash and cash equivalents at end of period	$45,744	$161,707

See notes to condensed consolidated financial statements.

Tekelec

Notes to Consolidated Financial Statements
(unaudited)

Note A. Basis of Presentation

     The condensed consolidated financial statements are unaudited, other than the condensed consolidated balance sheet at December 31, 2003, and reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of our financial condition, operating results and cash flows for the interim periods. The condensed consolidated financial statements include the accounts and operating results of our wholly owned subsidiaries, including VocalData from the acquisition date of September 20, 2004 (see Note B – Acquisition of VocalData, Inc.) and Taqua from the acquisition date of April 8, 2004 (see Note C- Acquisition of Taqua, Inc.) and our majority owned subsidiary, Santera, less minority interest from the acquisition date of June 10, 2003 (See note D - Acquisition of Majority Interest in Santera).

     As more fully described in Note E – Convertible Note Receivable from Disposition of Network Diagnostics Business, we sold our Network Diagnostics Division (“NDD”) effective August 30, 2002.

     The results of operations for the current interim periods are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior condensed consolidated financial statements have been reclassified to conform with the presentation of the current period.

     We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 are for the thirteen and thirty-nine weeks ended October 1, 2004 and September 26, 2003, respectively.

     We conduct business in a number of foreign countries. We expect international sales to account for a significant portion of our revenues in future periods. Accordingly, we have identified four geographic territories for analyzing and reporting sales data. The four territories are: (1) North America, comprised of the United States and Canada, (2) “EMEA,” comprised of Europe, the Middle East and Africa, (3) “CALA,” comprised of the Caribbean and Latin America including Mexico, and (4) Asia Pacific, comprised of Asia and the Pacific region including China. These territories are presented for the three months and nine months ended September 30, 2004, with comparative information reclassified for the three and nine months ended September 30, 2003.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issue Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF No. 03-1 provides new guidance for assessing impairment losses on investments and includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. Adoption of EITF 03-1 will not have a material impact on our financial position, results of operations or cash flows.

     In October 2004, the EITF reached final consensuses on Issue 04-8 “Accounting

Tekelec
Notes to Condensed Consolidated Financial Statements
(unaudited)

Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF No. 04-8”). EITF No. 04-8 requires the dilutive effect of contingently convertible debt investments (“Co-Cos”) to be included in diluted earnings per share computations regardless of whether the market price trigger (or other contingent feature) has been met. The scope of EITF No. 04-8 includes all securities issued with embedded contingently convertible features that are based on a market price contingency involving an entity’s own stock. EITF No. 04-8 is effective for fiscal periods ending after December 15, 2004, and prior period earnings per share amounts presented for comparative purposes should be restated to conform to the consensus guidance. Because our Notes are not contingently convertible, this pronouncement does not impact our earnings per share calculation. Therefore, we do not expect the adoption of ETIF No. 04-8 to impact our financial condition, results of operations, or earnings per share calculation.

Note B. Acquisition of VocalData, Inc.

     On September 20, 2004, we completed the acquisition of all of the outstanding shares of capital stock of privately held VocalData, Inc. (“VocalData”). VocalData is a provider of hosted Internet protocol (IP) telephony applications that enable the delivery of advanced telecom services and applications to business and residential customers. The acquisition was accomplished by means of a reverse triangular merger of a new wholly owned subsidiary of Tekelec. As a result of the acquisition, VocalData is the surviving corporation and became a wholly owned subsidiary of Tekelec.

     We paid to the preferred stockholders of VocalData, in exchange for their interests in VocalData, consideration in the total amount of approximately $27.6 million, consisting of (i) an aggregate cash amount of $14.5 million, and (ii) 779,989 shares of our common stock, of which the number of shares are subject to reduction for certain working capital adjustments. The value of the 779,989 shares is equal to approximately $13.0 million based on the closing sales price of our common stock on the Nasdaq National Market on or around September 20, 2004. The number of shares was determined pursuant to the terms of the merger agreement by dividing $14.5 million by the average of the closing sales price per share of our common stock on the Nasdaq National Market for the ten trading days ending on the second trading day prior to the closing of the merger transaction.

     The transaction has been accounted for using the purchase method of accounting, and resulted in a step-up of approximately $27.6 million of VocalData’s assets and liabilities to fair value as follows:

(Thousands)
Total cash paid	$14,500
Fair value of stock issued	13,000
Estimated direct transaction costs	406

Total fair value of consideration paid and direct transaction costs	27,906
Less: VocalData’s net assets acquired	(2,585)
Add: Estimated deferred tax liability	2,279

Total fair value step-up in VocalData	$27,600

     Through this acquisition, we gained a meaningful presence in the next-generation switching space, specifically for IP Centrex applications. This is consistent with our strategy focused on next-generation switching and signaling solutions, and value-added applications. We believe the combination of our signaling products and expertise, combined with the acquired VocalData assets, provide a unique value-proposition to our customers. These factors contributed to a purchase price in excess of fair market value of VocalData’s net tangible and intangible assets acquired, and as a result, we have recorded goodwill in connection with the transaction.

     The total purchase price step-up was allocated among the VocalData assets acquired and liabilities assumed based on their estimated fair values determined with the assistance of a third party appraisal as follows:

(Thousands)
In-process research and development	$2,400
Goodwill	18,690
Identifiable intangible assets	6,510

Total purchase allocation	$27,600

     Based on the purchase price allocation, $2.4 million of the purchase price represented acquired in-process research and development (“IPRD”) that had not yet reached technological feasibility and had no alternative future use. IPRD was valued using a discounted cash flow approach commonly known as the “excess earnings” approach. The IPRD amount was recorded as an expense in the third quarter of 2004. The identifiable assets created as a result of the acquisition will

Tekelec
Notes to Condensed Consolidated Financial Statements
(unaudited)

be amortized over their respective estimated useful lives were as follows:

	Asset	Estimated Life
	Amount	in Years
	(Thousands)
Acquired technology	$5,200	10
Acquired backlog	100	1
Trade names and marks	10	1
Existing customer relationships	500	10
Service contracts	500	1
Non-compete agreements	200	1

	$6,510

     Amortization expense of purchased technology, including the one time IPRD charge of $2.4 million amounted to $2.5 million for the three and nine months ended September 30. 2004.

     The following table shows our pro forma revenue, net income and earnings per share giving effect to the VocalData acquisition as of the beginning of 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(thousands, except per share amounts)
Revenues	$107,472	$71,867	$283,841	$192,136
Net income	19,310	6,471	9,947	2,677
Earnings per share:
Basic	$0.31	$0.11	$0.16	$0.04
Diluted	0.28	0.10	0.17	0.05

Note C. Acquisition of Taqua, Inc.

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

Tekelec
Notes to Condensed Consolidated Financial Statements
(unaudited)

     approximately $68.8 million of Taqua’s assets and liabilities to fair value as follows:

(Thousands)
Total cash paid	$85,966
Estimated fair value of stock options issued	7,755
Deferred compensation adjustment for unvested stock options	(4,231)
Estimated direct transaction costs	2,649

Total fair value of consideration paid and direct transaction costs	92,139
Less: Taqua’s net assets acquired	(1,422)
Add: Estimated deferred tax liability	11,739
Less: Estimated deferred tax assets	(30,316)
Less: Other adjustments to tangible assets and liabilities	(3,305)

Total fair value step-up in Taqua	$68,835

     Through this acquisition, we gained a meaningful presence in the next-generation switching space, specifically for the small size wireline switching market. This is consistent with our strategy focused on next-generation switching and signaling solutions, and value-added applications. We believe the combination of our signaling products and expertise, combined with the acquired Taqua switching assets, provide a unique value-proposition to our customers. These factors contributed to a purchase price in excess of fair market value of Taqua’s net tangible and intangible assets acquired, and as a result, we have recorded goodwill in connection with the transaction.

     The total purchase price step-up was allocated among the Taqua assets acquired and liabilities assumed based on their estimated fair values determined with the assistance of a third party appraisal as follows:

(Thousands)
In-process research and development	$8,000
Goodwill	31,525
Identifiable intangible assets	29,310

Total purchase allocation	$68,835

     Based on the purchase price allocation, $8.0 million of the purchase price represented acquired in-process research and development (“IPRD”) that had not yet reached technological feasibility and had no alternative future use. IPRD was valued using a discounted cash flow approach commonly known as the “excess earnings” approach. The IPRD amount was recorded as an expense in the second quarter of 2004. The identifiable assets created as a result of the acquisition will be amortized over their respective estimated useful lives as follows:

	Asset	Estimated Life
	Amount	in Years
	(Thousands)
Acquired technology	$26,400	15
Acquired backlog	1,500	1
Trade names and marks	60	1
Existing customer relationships	10	12
Service contracts	630	5
Non-compete agreements	710	1

	$29,310

     Amortization expense of purchased technology and other intangible assets of Taqua amounted to $1.1 million and $10.0 million for the three and nine months ended September 30, 2004, including the one time IPRD charge of $8.0 million in the second quarter of 2004.

     The following table shows our pro forma revenue, net income (loss) and earnings (loss) per share giving effect to the Taqua acquisition as of the beginning of 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(thousands, except per share amounts)
Revenues	$106,636	$74,302	$283,956	$197,352
Net income (loss)	20,362	5,239	18,271	(6,777)
Earnings (loss) per share
Basic	$0.32	$0.09	$0.29	$(0.11)
Diluted	0.29	0.08	0.27	(0.11)

Tekelec
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note D. Acquisition of Majority Interest in Santera

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

     Through this acquisition we gained a meaningful presence in the next-generation switching space, specifically for medium to large size wireline switching markets and wireless markets. This is consistent with our strategy focused on next-generation switching and signaling solutions, and value-added applications. We believe the combination of our signaling products and expertise, combined with the acquired Santera switching assets, provide a unique value-proposition to our customers. These factors contributed to a purchase price in excess of fair market value of Santera’s net tangible and intangible assets acquired, and as a result, we have recorded goodwill in connection with the transaction.

     The total purchase price step-up were allocated among the Santera assets acquired and liabilities assumed based on their estimated fair values determined with the assistance of a third party appraisal as follows:

(Thousands)
In-process research and development	$2,900
Goodwill	25,835
Identifiable intangible assets	27,200
Acquired backlog	500
Inventory fair value step-up	498

$56,933

     The PTBU assets and liabilities contributed remain at historical cost.

     Based on the purchase price allocation, $2.9 million of the purchase price represented acquired in-process research and development (“IPRD”) that had not yet reached technological feasibility and had no alternative future use. IPRD was valued using a discounted cash flow approach commonly known as the “excess earnings” approach. The IPRD amount was recorded as an expense in the second quarter of 2003. The identifiable assets created as a result of the acquisition will be amortized over their estimated useful lives of 15 years, with the exception of acquired backlog, which has an estimated life of one year. Amortization expense of purchased technology and other intangible assets of Santera, including the intangible assets contributed by PTBU, amounted to $ 912 thousand and $3.8 million for the three and nine months ended September 30, 2004, respectively.

Tekelec
Notes to Condensed Consolidated Financial Statements
(unaudited)

     The following table shows our pro forma revenue, net income and net income per share giving effect to the Santera acquisition as of the beginning of 2003:

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003
	(Thousands, except per share amounts)
Revenues	$70,747	$194,485
Net income	5,699	6,926
Net income per share:
Basic	$0.09	$0.11
Diluted	0.08	0.10

     The net income and losses of Santera are allocated between Tekelec and the minority stockholders based on their relative interests in the equity of Santera and the related liquidation preferences. This approach requires net losses to be allocated first to the Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent net income will be allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income will then be allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and then to Common Stock in proportion to their relative ownership interests in the equity of Santera. The loss allocated to minority interest of Santera for the nine months ended September 30, 2004 was computed as follows (dollars in thousands):

Santera net loss (includes amortization of intangibles of $3,847)	$41,488
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%

Minority interest losses	$25,723

     Since our acquisition of a majority interest in Santera, the total net losses that are allocable to the Series A Preferred Stock are $73.4 million, leaving $27.1 million of losses to be allocated to the Series A Preferred Stock until fully absorbed. After the Series A Preferred Stock is fully absorbed, all subsequent net losses of Santera will be allocated to the Series B Preferred Stock, of which Tekelec owns 100%.

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

Note E. Convertible Note Receivable from Disposition of Network Diagnostics Business

     In August 2002, we completed the sale of NDD to Catapult Communications Corporation (“Catapult”) for $59.8 million, consisting of $42.5 million in cash and convertible subordinated promissory notes (the “Notes”) issued by Catapult’s wholly owned Irish subsidiary and guaranteed by Catapult in the total principal amount of $17.3 million. The Notes were reflected at fair market value as determined with the assistance of a third party appraisal. The sale resulted in a pre-tax gain of approximately $41.7 million ($28.3 million after taxes) in 2002.

     During the third quarter of 2003, an additional $3.3 million gain on the sale was recognized based on post closing adjustments, including working capital, resulting from the final settlement with Catapult in accordance with the asset purchase agreement.

     On August 30, 2004, the Notes matured and we exercised the conversion option of the Notes into 1.1 million shares of Catapult common stock at the conversion rate of 62.50 shares of Catapult common stock per $1,000 principal. In September 2004, we sold our Catapult shares resulting in a pretax gain of approximately $2.2 million.

Tekelec
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note F. Certain Balance Sheet Items

	September 30,	December 31,
	2004	2003
Inventories consist of the following:
Raw materials	$20,062	$15,810
Work in process	2,603	128
Finished goods	11,096	5,496

Inventories	$33,761	$21,434

Property and equipment consist of the following:
Manufacturing and development equipment	$71,611	$61,400
Furniture and office equipment	42,173	29,464
Demonstration equipment	10,977	2,465
Leasehold improvements	10,478	8,989

	135,239	102,318
Less accumulated depreciation	(105,404)	(80,146)

Property and equipment, net	$29,835	$22,172

Intangible assets consist of the following:
Purchased technology	$114,705	$79,162
Other	27,620	14,600

	142,325	93,762
Less accumulated amortization	(78,703)	(59,644)

Intangible assets, net	$63,622	$34,118

Note G. Restructuring Costs

     In January 2004, we announced a cost reduction initiative that is expected to result in employee terminations and relocations. The cost reduction initiative resulted in restructuring charges of $275,000 and $1.3 million for the three and nine months ended September 30, 2004, including $874,000 in severance costs, $73,000 in retention bonuses, $146,000 in facility relocation costs and $234,000 in employee relocation costs. These restructuring costs relate to the implementation of a global strategic manufacturing plan which includes the outsourcing of the majority of our manufacturing operations and the relocation of our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina which is expected to be complete by the end of 2004.

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

Tekelec
Notes to Condensed Consolidated Financial Statements
(unaudited)

     The costs related to the restructuring were as follows:

		Costs Incurred	Cumulative
	Total Costs	for the	Costs Incurred
	Expected to be	Three Months Ended	through
	Incurred	September 30, 2004	September 30, 2004
	(Thousands)
Severance costs and retention bonuses	$972	$24	$947
Employee relocation costs	550	150	233
Facility relocation costs	320	101	147

Total	$1,842	$275	$1,327

     The restructuring activity has resulted in the following accrual as of September 30, 2004:

	Total Restructuring	Payments as of	Balance at
	Charges Accrued, Net	September 30, 2004	September 30, 2004
	(Thousands)
Severance costs and retention bonuses	$947	$(636)	$311
Employee relocation costs	43	(43)	—

Total	$990	$(679)	$311

     As of September 30, 2004, total restructuring liabilities amounted to $311,000 and are included in accrued expenses and accrued payroll and related expenses in the accompanying balance sheet. Additional restructuring charges estimated at approximately $515,000 in total are likely to be incurred throughout the fourth quarter of 2004, and possibly into the first half of 2005, as a result of the global strategic manufacturing plan and other consolidation activities.

Note H. Sale of Investment in Privately Held Company

     In August 2004 following the acquisition of Telica by Lucent Technologies Inc. (“Lucent”), we received freely tradable common stock of Lucent in exchange for our investment in Telica. In September 2004, we sold 90% of our shares of Lucent stock (with 10% of our holdings in Lucent retained in escrow) for proceeds of approximately $17.9 million, resulting in a gain of $9.9 million, which gain is included in other income in the accompanying condensed consolidated statement of operations. As of September 30, 2004, the proceeds from this sale were not yet received, and accordingly, are reflected in other receivables in the accompanying condensed consolidated balance sheet.

Note I. Financial Instruments

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

     As of September 30, 2004, we had three foreign currency forward contracts outstanding to sell approximately 19.0 million Euros, 300,000 British Pounds, and 1.5 million Australian Dollars in order to hedge certain receivable balances denominated in those currencies. These contracts had an expiration date of October 29, 2004, and did not meet specific hedge accounting requirements.

     Corresponding gains and losses on these contracts, as well as gains and losses on the items being hedged, are included

Tekelec
Notes to Condensed Consolidated Financial Statements
(unaudited)

as a component of other income and expense in our consolidated statement of operations. For the three and nine months ended September 30, 2004 our losses from foreign currency forward contracts were $482,781 and $732,781, respectively. For the three and nine months ended September 30, 2003, our gain (loss) from foreign currency forward contracts was $10,000 and ($412,000), respectively.

     In July 2004, we entered into a forward contract for 1.2 million CAD to hedge foreign currency exchange losses on a pending sales order with an external customer. The contract expires on December 31, 2004 and has been designated as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities — An Amendment to FASB Statement No. 133.” The effective portion of the gain or loss on this contract is recognized in Other Comprehensive Income, while the ineffective portion is reported in earnings. For the three and nine months ended September 30, 2004, our net loss from this contract was $43,872.

     We expect to continue to use foreign currency forward contracts to manage foreign currency exchange risks in the future.

Note J. Income Taxes

     The income tax provisions from continuing operations for the three and nine months ended September 30, 2004 were $13.9 million and $27.1 million, respectively, and reflected the effect of non-deductible acquisition-related costs, partially offset by benefits of $571,000 and $1.8 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs.

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

     Excluding the effect of acquisition-related items and Santera’s operating results, our effective tax rate was 35% and 34%, respectively for continuing operations for the three and nine month periods ended September 30, 2004 and 2003, and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits, and other benefits from foreign sourced income.

Note K. Lines of Credit, Notes Payable and Long-Term Convertible Debt

     We have a $20.0 million line of credit with a U.S. financial institution. Our $20.0 million credit facility is collateralized by a stock pledge of our holdings in Santera, bears interest at or, in some cases, below the lender’s prime rate (4.75% at September 30, 2004) and expires on December 31, 2004, if not renewed. Under the terms of this facility, we are required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. We are in compliance with these covenant requirements as of September 30, 2004. There have been no borrowings under this credit facility.

     As a result of the Santera transaction (see Note D — Acquisition of Majority Interest in Santera), we also have two notes payable to U.S. financial institutions with monthly installments of principal and interest. One of the notes has an outstanding balance of $332,000 and is secured by the assets purchased under the note, bears interest at 10% and expires in February 2005. The second note for $2.6 million is secured by the assets purchased under the note and substantially all of Santera’s assets, excluding the assets secured under the $332,000 note, bears interest at a variable rate based on the two-year treasury note rate (6.36% at September 30, 2004) and expires in November 2005. Under the terms of this facility, we are required to maintain certain financial reporting covenants. We are in compliance with these covenant requirements as of September 30, 2004.

Tekelec
Notes to Condensed Consolidated Financial Statements
(unaudited)

     As a result of the Taqua transaction (see Note C — Acquisition of Taqua, Inc.), we have a $1.0 million credit facility with a U.S. financial institution. The $1.0 million credit facility is collaterized by substantially all assets of Taqua, Inc., bears interest at 1.0% above the lenders prime rate (4.75% at September 30, 2004) and expires in April 2005. Under the terms of this facility, Taqua is required to maintain certain financial ratios and meet certain net worth and indebtedness covenants. Taqua is not in compliance with these covenant requirements. There are no outstanding borrowings under this credit facility and none are planned prior to expiration of the facility.

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

Note L. Commitments and Contingencies

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

Legal Claims

     From time to time, various claims and litigation are asserted or commenced against us arising from or related to contractual matters, intellectual property matters, product warranties and personnel and employment disputes. As to such claims and litigation, including those matters discussed below, we can give no assurance that we will prevail. While we currently do not believe that the ultimate outcome of these matters, individually or in the aggregate, will have a material adverse effect on our business or consolidated financial position, results of operations or cash flows litigation is subject to inherent uncertainties. An unfavorable outcome in any of these matters could have a material adverse effect on our business or our consolidated financial position, results of operation or cash flows in the quarter or annual period in which one or more of these matters are resolved.

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

Tekelec
Notes to Condensed Consolidated Financial Statements
(unaudited)

Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue. Several Arizona lawsuits, including the lawsuit in which Tekelec is a named defendant, involve the same patents and have been stayed pending a non-appealable resolution of a lawsuit involving the same patents in the United States District Court for the District of Nevada. On January 23, 2004, the Court in the District of Nevada case issued an Order finding that certain Lemelson patents covering bar code technology and machine vision technology were: (1) unenforceable under the doctrine of prosecution laches; (2) not infringed by any of the accused products sold by any of the eight plaintiffs; and (3) invalid for lack of written description and enablement. In July 2004, Lemelson filed a notice of appeal with the Court of Appeals for the Federal Circuit, but Lemelson has not yet filed its appeal brief. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Note M. Stock-Based Compensation

     As of September 30, 2004, we have five stock-based employee compensation plans. We account for employee stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded, if on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

     Seventy-two new Tekelec employees hired throughout the second quarter of 2004 were granted employment inducement stock options on July 21, 2004, under Tekelec’s equity incentive plan for new employees to purchase a total of 437,950 shares of Tekelec common stock, pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). The number of shares involved in these grants amounts to less than 1% of the outstanding common shares of Tekelec. All option grants have an exercise price equal to Tekelec’s closing price on July 21, 2004 of $16.32, and will vest over a four-year period.

     We also have an Employee Stock Purchase Plan (ESPP), with a maximum term of ten years, the latest of which expires in the year 2006, and under which 1.8 million shares of our Common Stock have been authorized and reserved for issuance. Eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of Common Stock at 85% of the lower of the market price per share at the beginning or end of each six-month offering period.

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

Tekelec
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(thousands, except per share data)
Stock-based compensation, net of tax benefit:
As reported	$37	$87	$203	$216
Additional stock-based compensation expense determined under the fair value method	3,975	3,649	11,390	13,106

Pro forma	$4,012	$3,736	$11,593	$13,322

Net income (loss):
As reported	$18,737	$8,450	$24,282	$11,174
Less: additional stock-based compensation expense determined under the fair value method, net of tax benefit	(3,975)	(3,649)	(11,390)	(13,106)

Pro forma	$14,762	$4,801	$12,892	$(1,932)

Net income (loss) per share-basic:
As reported	$0.30	$0.14	$0.39	$0.18
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.06)	(0.06)	(0.17)	(0.21)

Pro forma	$0.24	$0.08	0.22	$(0.03)

Net income (loss) per share-diluted:
As reported	$0.27	$0.13	$0.36	$0.17
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.05)	(0.05)	(0.16)	(0.20)

Pro forma	$0.22	$0.08	$0.20	$(0.03)

Weighted average number of shares outstanding:
Basic	63,172	61,206	62,554	61,057
Diluted	72,332	69,915	71,801	68,848

Note N. Operating Segment Information

     During the fourth quarter of 2004, we renamed our three main operating segments. First, our network signaling product line has become the Network Signaling Group, second, our next-generation product line has become the Switching Solutions Group, third, our contact center product line has become the IEX Contact Center Group. As a result of our acquisition of Steleus in October 2004, we intend to form a fourth operating segment in the fourth quarter of 2004. The new operating segment will be the Communications Software Solutions Group and will include Steleus products as well as certain of our existing business intelligence applications and other network element independent solution products that were formally included in the Signaling product line. (See Note P — Subsequent Events).

     The Network Signaling Group (formerly Network Signaling) operating segment develops, markets and sells our Eagle signaling products and portfolio of value-added applications based on our high capacity Tekelec Eagle 5 Signaling Application System (SAS) platform. The Network Signaling segment’s product family also includes the Tekelec 1000 Applications Server (APS) (formerly TekServer), a high-density, high-speed processing platform that is backward compatible with existing technology; the Tekelec 500 Signaling Edge (formerly SS7/IP gateway) for signaling in converged networks, and other convergence products; Sentinel, a network monitoring and revenue assurance system; and

Tekelec
Notes to Condensed Consolidated Financial Statements
(unaudited)

the ASi 4000 Service Control Point, an advanced database server used for the provisioning of telephony applications. During the fourth quarter of 2004, certain Network Signaling products, including Sentinel, which generated revenues of $3.0 million and $10.5 million for the three and nine months ended September 30, 2004, respectively, will be combined with Steleus to become our new Communications Software Solutions Group. (See Note P — Subsequent Events).

     The IEX Contact Center Group (formerly Contact Center) operating segment develops, markets and sells software-based solutions for call centers, including TotalView Workforce Management and TotalNet Call Routing.

     The Switching Solutions Group (formerly Next-Generation Switching) operating segment develops, markets and sells our Santera, Taqua and VocalData portfolio of switching solutions that allow network providers to migrate their network infrastructure from circuit-based technology to packet-based technology. Santera’s product portfolio includes the Tekelec 3000 Multimedia Gateway Controller (MGC) (formerly SanteraOne OFX) and the Tekelec 8000 Multimedia Gateway (MG) (formerly SanteraOne BoX), a carrier-grade, integrated voice and data switching solution which delivers applications like IXC tandem, Class 4/5, PRI offload, packet/cell switching and Voice over Broadband services. Taqua’s product portfolio includes the Tekelec 200 Applications Server (APS) (formerly Taqua EFX200), Tekelec 700 Line Access Gateway (LAG) (formerly Taqua iX700), and Tekelec 7000 Class 5 Packet Switch (C5) (formerly Taqua iX7000). During the third quarter of 2004, VocalData was added to our switching solutions group business unit. VocalData is a North American market share leader in IP Centrex hosted applications.

     Transfers between operating segments are made at prices reflecting markets conditions. The allocation of revenues from external customers by geographical area is determined by the destination of the sale.

     We conduct business in a number of foreign countries. We expect international sales to account for a significant portion of our revenues in future periods. Accordingly, we have identified four geographic territories for analyzing and reporting sales data. The four territories are: (1) North America, comprised of the United States and Canada, (2) “EMEA”, comprised of Europe, Middle East and Africa, (3) “CALA”, comprised of the Caribbean and Latin America including Mexico, and (4) Asia Pacific, comprised of Asia and the Pacific region including China. These territories are presented for the three and nine months ended September 30, 2004, with comparative information reclassified for the three and nine months ended September 30, 2003.

     Our operating segments and geographical information are as follows (in thousands):

Operating Segments

     The following table sets forth, for the periods indicated, revenues from external customers by principal product line.

	Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Network Signaling Group	$81,091	$56,823	$216,654	$156,349
IEX Contact Center Group	10,418	9,350	30,014	26,529
Switching Solutions Group (1)	15,127	4,574	34,456	5,797

Total revenues	$106,636	$70,747	$281,124	$188,675

Tekelec
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Income from Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Network Signaling Group	$39,987	$22,734	$97,815	$47,156
IEX Contact Center Group	4,346	3,662	11,575	9,397
Switching Solutions Group (1).	(18,867)	(9,960)	(48,609)	(13,976)
General Corporate (2)	(12,513)	(12,724)	(47,351)	(36,145)

Total income from operations	$12,953	$3,712	$13,430	$6,432

(1)	Results for Switching Solutions Group (formerly Next-Generation Switching) are for the period subsequent to the acquisition of Santera on June 10, 2003, the acquisition of Taqua on April 8, 2004 and the acquisition of VocalData on September 20, 2004.

(2)	General Corporate includes acquisition-related charges and amortization of $2,015 and $3,364 for the three months ended September 30, 2004 and 2003, respectively, and $15,988 and $11,961 for the nine months ended September 30, 2004 and 2003, respectively.

Enterprise-Wide Disclosures

     The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
North America	$73,821	$60,621	$223,624	$156,146
Europe Middle East and Africa	20,028	3,943	29,108	18,260
Caribbean and Latin America	5,900	2,028	16,340	4,354
Asia Pacific	6,887	4,155	12,052	9,915

Total revenues	$106,636	$70,747	$281,124	$188,675

     The following table sets forth, for the periods indicated, long-lived assets by geographic area in which we hold assets:

	September 30,	December 31,
	2004	2003
United States	$210,050	147,696
Other	1,416	1,161

Total	$211,466	148,857

     Sales to two customers individually accounted for 16% and 12% of revenues for the three months ended September 30, 2004. The first customer, who accounted for 16% of our sales, included sales from our network signaling group and IEX contact center group operating segments. Sales to the second customer, who accounted for 12% of our revenue, included sales from our network signaling group operating segment. Sales to one customer accounted for 10% of our revenues for the nine months ended September 30, 2004, and included sales from our network signaling group and IEX contact center group operating segments.

     Sales to one customer accounted for 11% of revenues for the three and nine months ended September 30, 2003 and included sales from all operating segments. Sales to another other customer accounted for 11% of the revenues for the nine months ended September 30, 2003 and included sales from both the network signaling group and IEX contact center group operating segments. A third customer accounted for 15% of revenue for the three months ended September 30,

Tekelec
Notes to Condensed Consolidated Financial Statements
(unaudited)

2003 and included sales from the network signaling group and IEX contact center group operating segments.

     Note O. Earnings Per Share

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2004 and 2003:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(thousands, except per share data)
For the Three Months Ended September 30, 2004:
Basic EPS	$18,737	63,172	$0.30
Effect of Dilutive Securities — Stock Options and Warrants	—	2,799
Effect of “if-converted” method applied to Convertible Note	581	6,361

Diluted EPS	$19,318	72,332	$0.27

For the Three Months Ended September 30, 2003:
Basic EPS	$8,450	61,206	$0.14
Effect of Dilutive Securities — Stock Options and Warrants	—	2,348
Effect of “if-converted” method applied to Convertible Note	591	6,361

Diluted EPS	$9,041	69,915	$0.13

For the Nine Months Ended September 30, 2004:
Basic EPS	$24,282	62,554	$0.39
Effect of Dilutive Securities — Stock Options and Warrants	—	2,886
Effect of “if-converted” method applied to Convertible Note	1,743	6,361

Diluted EPS	$26,025	71,801	$0.36

For the Nine Months Ended September 30, 2003:
Basic EPS	$11,174	61,057	$0.18
Effect of Dilutive Securities — Stock Options and Warrants	—	1,430
Effect of “if-converted” method applied to Convertible Note	684	6,361

Diluted EPS	$11,858	68,848	$0.17

     For the three and nine months ended September 30, 2004, the calculation of earnings per share includes, for the purposes of the calculation, the add-back to net income of $ 581 and $1,743 respectively, for assumed after-tax interest cost related to the convertible debt using the “if-converted” method of accounting for diluted earnings per share. The weighted average number of shares outstanding for the three and nine months ended September 30, 2004 includes 6,361 shares related to the convertible debt using the “if-converted” method.

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

Tekelec
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note P — Subsequent Events

Acquisition of Steleus

     On October 14, 2004, we completed the acquisition of Steleus Group Inc. (“Steleus”), a real-time performance management company that supplies network-related intelligence to telecom operators. We paid an aggregate cash amount of approximately $55 million (“the Purchase Price) for 100% of Steleus’ outstanding stock. In addition, we incurred approximately $2.5 million in direct acquisition-related costs.

     In connection with the acquisition, 119 Steleus officers and employees were granted options to purchase a total of 881,550 shares of Tekelec common stock, of which options to purchase 200,000 shares were granted to Rick Mace, president and CEO of Steleus. In addition, seven Steleus officers and key employees were granted Restricted Stock Units (RSUs) representing the right to receive a total of 98,510 shares of Tekelec common stock, of which RSUs covering 34,478 shares of Tekelec common stock were granted to Mr. Mace. The RSU’s were valued at $1.7 million and will vest on October 14, 2005 with periodic charges to expense.

     The number of shares subject to such options and RSUs amounts to less than 2% of the outstanding shares of Tekelec common stock. The option and RSU grants were made under Tekelec’s 2004 Equity Incentive Plan for New Employees and met the “employee inducement” exception to the Nasdaq rules requiring shareholder approval of equity-based incentive plans.

     The acquisition will be accounted for using the purchase method of accounting. The financial results of Steleus subsequent to the acquisition will form the cornerstone of our new Communications Software Solutions Group (CSSG), along with Tekelec’s existing business intelligence applications, such as billing verification and other network element-independent applications. CSSG will be reported as a SFAS 131 operating segment beginning in the fourth quarter of 2004.

Employment Inducement Stock Options

     On October 25, 2004, eighty-five new Tekelec employees hired throughout the third quarter of 2004 were granted options to purchase a total of 537,550 shares of Tekelec common stock. The number of shares subject to such options amounts to less than 1% of the outstanding shares of Tekelec common stock. The option grants were made under Tekelec’s 2004 Equity Incentive Plan for New Employees and met the “employee inducement” exception to the Nasdaq rules requiring shareholder approval of equity-based incentive plans.

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

Overview

     Tekelec is a leading developer of now and next-generation switching and signaling telecommunications solutions, network performance management technology, and value-added applications. Tekelec’s innovative solutions are widely deployed in traditional and next-generation wireline and wireless networks and contact centers worldwide. Corporate headquarters are located in Calabasas, California with research and development facilities and sales offices throughout the world. For more information, please visit www.tekelec.com.

     Our products are organized into four major operating groups. These four operating groups were created principally as a result of a rebranding initiative underway due to recent acquisitions. First, our network signaling product line has become the Network Signaling Group; second, our next-generation product line has become the Switching Solutions Group; third, our contact center product line has become the IEX Contact Center Group; and fourth, our new Communications Software Solutions Group will comprise Steleus products as well as certain of our existing business intelligence applications and other network element independent solution products that were formally included in the network signaling product line. (See Note P - Subsequent Events).

     Network Signaling Group (formerly Network Signaling). Our network signaling group consists principally of the Tekelec Eagle 5 SAS, Tekelec 1000 APS and Tekelec 500 Signaling Edge, as well as our local number portability solution and other convergence products. During the fourth quarter of 2004, certain Network Signaling products, including Sentinel, have been combined with Steleus to become our new Communications Software Solutions Group. (See Note P - Subsequent Events).

     IEX Contact Center Group (formerly Contact Center). Our IEX contact center group products provide planning, management and call routing and control tools for single contact centers and for complex, multiple site contact center environments. This product line includes the TotalView Workforce Management and TotalNet Call Routing solutions.

     Switching Solutions Group (formerly Next-Generation Switching). This group comprises our Santera, Taqua, and VocalData switching solutions portfolio. Santera’s portfolio of switching solutions allows network service providers to migrate their network infrastructure from circuit-based technology to packet-based technology. Santera’s product portfolio includes the Tekelec 3000 MGC, and the Tekelec 8000 MG, a carrier-grade, integrated voice and data switching solution which delivers applications like IXC tandem, Class 4/5, PRI offload, packet/cell switching and Voice over Broadband services. Taqua’s product portfolio includes the Tekelec 200 APS, Tekelec 700 LAG, and Tekelec 7000 C5. VocalData’s IP Centrex application server is being integrated into the switching solutions group business unit.

     Our revenues are currently organized into four distinct geographical territories: North America, EMEA, CALA and Asia/Pacific. North America is comprised of the United States and Canada. EMEA is comprised of Europe, the Middle East and Africa. CALA is comprised of the Caribbean and Latin America including Mexico. Asia Pacific is comprised of Asia and the Pacific region including China.

     On April 8, 2004, we completed our acquisition of Taqua, Inc., a privately held provider of next-generation packet switching systems, located in Richardson, Texas. (See Note C - Acquisition of Taqua, Inc.) Taqua offers a portfolio of circuit and IP voice switching products and services, including next-generation packet Class 5 switches, intelligent line access gateways, application servers, and an element management system. In addition, Taqua offers a suite of professional services including network design and capacity planning, as well as installation and cutover services. Taqua products became part of our switching solutions group in the second quarter of 2004.

     On September 20, 2004, we completed the acquisition of all of the outstanding shares of capital stock of privately held VocalData. (See Note B - Acquisition of VocalData, Inc.) VocalData is a provider of hosted Internet protocol (IP) telephony applications that enable the delivery of advanced telecom services and applications to business and residential customers. As a result of the acquisition, VocalData is the surviving corporation and a wholly owned subsidiary of Tekelec. Following our acquisition of VocalData, its products became part of our switching solutions group.

     On October 14, 2004, we completed the acquisition of Steleus Group Inc. (“Steleus”), a real-time performance management company that supplies network-related intelligence to telecommunications operators. (See Note P - Subsequent Events.) Steleus will be combined with certain existing Tekelec business intelligence applications, such as billing verification, and other network element-independent applications during the fourth quarter of 2004 to form Tekelec’s new communications software solutions business unit. The acquisition represents our ongoing strategy to offer more value-added applications to our customers and to further enhance and differentiate our switching solutions and signaling product offerings. Steleus products enable operators to monitor their service and network performance as they transition from circuit to packet technology, helping to speed up the implementation of packet networks, while lowering the risk.

Results of Operations

     The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:

	Percentage of Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	24.1	20.5	24.5	23.3
Amortization of purchased technology	1.4	4.2	2.5	4.3

Gross profit	74.5	75.3	73.0	72.4

	Percentage of Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Research and development	23.9	29.2	25.0	27.1
Selling, general and administrative	35.3	40.0	38.4	39.6
Acquired in-process research and development	2.2	—	3.7	1.6
Restructuring	0.2	—	0.5	—
Amortization of intangible assets	0.7	0.8	0.6	0.7

Total operating expenses	62.3	70.0	68.2	69.0

Income from operations	12.2	5.3	4.8	3.4
Interest and other income (expense), net	11.3	(2.3)	4.3	(1.8)

Income from continuing operations before provision for income taxes	23.5	3.0	9.1	1.6
Provision for income taxes	13.0	7.0	9.6	4.1

Income (Loss) from continuing operations before minority interest	10.5	(4.0)	(0.5)	(2.5)
Minority interest	7.1	11.3	9.1	6.7

Income from continuing operations	17.6	7.3	8.6	4.2
Gain from sale of discontinued operation	—	4.6	—	1.7

Net income	17.6%	11.9%	8.6%	5.9%

     The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

	Percentage of Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Network Signaling Group	76%	80%	77%	83%
IEX Contact Center Group.	10	13	11	14
Switching Solutions Group	14	7	12	3

Total	100%	100%	100%	100%

     The following table sets forth for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

	Percentage of Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
North America	69%	86%	80%	83%
Europe, Middle East and Africa	19	5	10	10
Caribbean and Latin America	6	3	6	2
Asia Pacific	6	6	4	5

Total	100%	100%	100%	100%

Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

     Revenues. Our revenues increased by $35.9 million, or 51%, during the third quarter of 2004 due to higher sales of all principal product lines.

     Revenues from network signaling products increased by $24.3 million, or 43%, due primarily to an increase of $16.2 million in initial system sales and secondarily to an increase of $5.5 million in sales of upgrades and extensions.

Revenues from contact center products increased by $1.1 million, or 11%, as a result of increased sales of TotalView Workforce Management Solutions products and services.

     Revenues from switching solution products increased by $10.6 million, or 231%, reflecting the higher sales of Santera products of $8.1 million and the inclusion of Taqua product sales of $2.3 million (See Note C — Acquisition of Taqua, Inc.) and VocalData product sales. (See Note B — Acquisition of VocalData, Inc.)

     Revenues in North America increased by $13.2 million, or 22%, due primarily to an increase of $8.1 million in sales of Santera products and secondarily to an increase of $3.1 million in sales of Eagle STP products and warranties. Revenues in EMEA increased by $16.1 million, or 408%, due primarily to an increase of $13.0 million in sales of Eagle STP products and secondarily to a $1.6 million increase in service revenue. CALA revenues increased by $3.9 million, or 191%, due to a $5.1 million increase in sales of Eagle STP products and warranties. Revenues in the Asia Pacific region increased $2.7 million, or 66%, due to higher sales of Eagle STP products of $13.1 million.

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

     We believe that our future revenue growth depends in large part upon a number of factors affecting the demand for our signaling and switching products. Regarding our Eagle signaling products, domestically, we derive the majority of our signaling revenue from wireless operators, as wireless networks generate significantly more signaling traffic than wireline networks and, as a result, require significantly more signaling infrastructure. Factors that increase the amount of signaling traffic generated on a wireless network, and consequently we believe result in increased demand for our signaling products, include the growth in the number of subscribers, the number of calls made per subscriber, roaming, and the use of advance features, such as text messaging. Internationally, in addition to the factors affecting our domestic sales growth described above, Eagle signaling product revenue growth depends on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor, and our ongoing ability to meet the signaling requirements of the newly acquired customers. Regarding our switching products, future revenue growth, both domestically and internationally, depends on the increasing adoption of packet switching technology.

     Gross Profit. Gross profit as a percentage of revenues decreased to 74.5% in the third quarter of 2004 compared to 75.3% in the third quarter of 2003. The decrease in gross profit as a percentage of revenues in the third quarter of 2004 was due primarily to a lower proportion of sales of upgrades, extensions and service agreements in the third quarter of 2004, which sales typically carry higher margins than other signaling product sales, as compared to sales in the third quarter of 2003.

     Research and Development. Research and development expenses increased overall by $4.8 million, or 23%, but decreased as a percentage of revenues to 23.9% in the third quarter of 2004 from 29.2% in the third quarter of 2003. The dollar increase was due primarily to an increase in salary and related expenses of $2.0 million attributable to the employment of additional personnel following our acquisition of Taqua on April 18, 2004 (See Note C — Acquisition of Taqua, Inc.) and VocalData on September 20, 2004 (See Note B — Acquisition of VocalData, Inc.) Research and development expenses in the third quarter of 2004 declined as a percentage of revenues due to increasing sales throughout 2004 as compared to 2003.

     We intend to continue to make substantial investments in product and technology development and believe that our future success depends in large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness.

     Selling, General and Administrative. Selling, general and administrative expenses increased by $9.3 million, or 33%, but decreased as a percentage of revenues to 35.3% in the third quarter of 2004 from 40.0% in the third quarter of 2003. The dollar increase was due primarily to increased salaries and related expenses of $5.0 million following our acquisition of Taqua on April 18, 2004 (See Note C — Acquisition of Taqua, Inc.), our acquisition of VocalData on September 20, 2004 (See Note B — Acquisition of VocalData, Inc) and global sales personnel added worldwide.

     Restructuring Charges. In January 2004, we announced a cost reduction initiative that resulted in restructuring charges of $275,000 for the three months ended September 30, 2004. These charges relate to our implementation of a global strategic manufacturing plan which includes outsourcing a majority of our manufacturing operations and relocating our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. Additional restructuring charges are likely to be incurred in the fourth quarter of 2004, and possibly into the first half of 2005, as a result of these actions and will relate to general corporate expenses (See Note F — Restructuring Costs).

     Interest and Other Income (Expense), net. Interest expense decreased by $1.7 million, or 62%, due primarily to the June 2003 issuance of our 2.25% senior subordinated convertible notes due in 2008 which replaced our previous 3.25% convertible debt that was retired in July 2003. Interest income decreased $409,000, or 28%, due to lower cash and investment balances in the third quarter of 2004 compared to the third quarter of 2003 as a result of the utilization of cash for our acquisitions of Taqua (see Note C — Acquisition of Taqua, Inc.) and VocalData (See Note B — Acquisition of VocalData, Inc.).

     Amortization of Intangible Assets. Amortization of intangible assets increased $220,000, or 41%, in the third quarter of 2004 compared to the third quarter of 2003 due primarily to amortization charges associated with intangibles acquired from Taqua (see Note C — Acquisition of Taqua, Inc.) and VocalData (See Note B — Acquisition of VocalData, Inc.). Amortization of intangible assets remained constant as a percentage of revenues at 0.7% for the three months ended September 30, 2004 compared to 0.8% for the three months ended September 30, 2003.

     Income Taxes. The income tax provisions from continuing operations for the three months ended September 30, 2004 and 2003 were $13.9 million and $5.0 million, respectively, and reflected the effect of non-deductible acquisition-related costs, partially offset by benefits of $551,000 and $1.8 million for 2004 and 2003, respectively. Excluding the effects of acquisition-related items and Santera’s operating results, our estimated effective tax rate of 35% and 34% was applied for the three month periods ended September 30, 2004 and 2003, respectively, and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income.

     Minority Interest. Minority interest represents the losses of Santera allocable to the minority shareholders (See Note D — Acquisition of Majority Interest in Santera).

Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

     Revenues. Our revenues increased by $92.4 million, or 49%, during the nine months ended September 30, 2003 due to higher sales across all operating segments.

     Revenues from network signaling products increased by $60.3 million, or 39%, due primarily to a $25.6 million increase in sales of upgrades and extensions and secondarily to a $17.0 million increase in initial product sales.

     Revenues from contact center products increased by $3.5 million, or 13%, as a result of an increase in sales of TotalView Workforce Management solutions products.

     Revenues from switching solution products increased $28.7 million, or 494%, reflecting an increase of $25.6 million in sales of Santera products as well as the inclusion of product sales of Taqua of $2.8 million (See Note C - Acquisition of Taqua, Inc and VocalData product sales. (See Note B - Acquisition of VocalData, Inc.)

     Revenues in North America increased by $67.4 million, or 43%, due primarily to a $29.0 million increase in sales of switching solution products and secondarily to a $23.0 million increase in sales of Eagle STP products. EMEA revenues increased $10.8 million, or 59%, due primarily to an increase in sales of $10.0 million of Eagle STP products and warranties. Revenues for CALA increased $12.0 million, or 275%, due primarily to an increase in sales of $12.4 million of Eagle STP products and warranties. Asia Pacific revenues increased $2.1 million, or 22%, due primarily to an increase of $1.6 million in sales of Eagle STP products and services and secondarily to a $500,000 increase in sales of TotalView Workforce Management Solutions products.

     Gross Profit. Gross profit as a percentage of revenues increased to 73.0% in the nine months ended September 30, 2004 compared to 72.4% in the nine months ended September 30, 2003. The increase in gross profit for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was due primarily to a higher proportion of sales of upgrades, extensions and service agreements during 2004, which sales typically carry higher margins than sales of our other products.

     Research and Development. Research and development expenses increased overall by $19.1 million, or 37%, but decreased as a percentage of revenues to 25% in the nine months ended September 30, 2004 from 27.1% in the nine months ended September 30, 2003. The increase in 2004 was primarily due to an increase in salary and related expenses of $10.7 million attributable to the employment of additional personnel following our acquisition of a majority interest in Santera (See Note D - Acquisition of a Majority Interest in Santera) on June 10, 2003, our acquisition of Taqua on April 18, 2004 (See Note C — Acquisition of Taqua, Inc.) and our acquisition of VocalData on September 20, 2004 (See Note B - Acquisition of VocalData, Inc.). Research and development expense decreased as a percentage of revenues due to increased sales level throughout 2004 compared to 2003.

     Selling, General and Administrative. Selling, general and administrative expenses increased by $33.4 million, or 44.7%, but decreased as a percentage of revenues to 38.4% in the nine months ended September 30, 2004 from 39.6% in the nine months ended September 30, 2003. The dollar increase in 2004 was due primarily to an increase in salary and related expenses of $15.7 million attributable to the employment of additional personnel following our acquisition of a majority interest in Santera (See Note D — Acquisition of a Majority Interest in Santera) on June 10, 2003, our acquisition of Taqua on April 18, 2004 (See Note C — Acquisition of Taqua, Inc.) and our acquisition of VocalData on September 20, 2004 (See Note B — Acquisition of VocalData, Inc.), and secondarily to increased consulting services related to systems integration projects of $2.5 million.

     Restructuring Charges. In January 2004, we announced a cost reduction initiative that resulted in restructuring charges of $1.3 million for the nine months ended September 30, 2004, including $874,000 in termination costs, $73,000 in retention bonuses, and $380,000 in relocation costs. These charges relate to our implementation of a global strategic manufacturing plan which includes outsourcing a majority of our manufacturing operations and relocating our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. Additional restructuring charges are likely to be incurred in the fourth quarter of 2004, and possibly into the first half of 2005, as a result of these actions and will relate to general corporate expenses (See Note F — Restructuring Costs).

     Acquired In-Process Research and Development. Acquired in-process research and development expense of $10.4 million in the first nine months of 2004 represents an $8.0 million write-off of acquired in-process research and development related to our Taqua acquisition (See Note C — Acquisition of Taqua, Inc.) and $2.4 million related to our acquisition of VocalData (See Note B — Acquisition of VocalData, Inc.) Acquired in-process research and development expense of $2.9 million in the first nine months of 2003 represents the write-off of acquired in-process research and development related to our acquisition of majority interest in Santera (See Note

D — Acquisition of Majority Interest in Santera).

     Amortization of Intangible Assets. Amortization of intangible assets increased by $336,000 to $1.7 million for the nine months ended September 30, 2004, due primarily to amortization charges associated with intangibles acquired from Taqua (see Note C — Acquisition of Taqua, Inc.) and VocalData (See Note B — Acquisition of VocalData, Inc.). Amortization of intangible assets remained constant as a percentage of revenues at 0.6% for the nine months ended September 30, 2004 compared to 0.7% for the nine months ended September 30, 2003.

     Interest and Other Income (Expense), net. Interest expense decreased by $4.4 million, or 57%, due primarily to the June 2003 issuance of our 2.25% senior subordinated convertible notes due in 2008 which replaced our previous 3.25% convertible debt that was retired in July 2003. Interest income decreased $848,000 or 19% due to lower cash and investment balances in 2004 compared 2003 as a result of our acquisitions of Taqua (see Note C - Acquisition of Taqua, Inc.) and VocalData (See Note B — Acquisition of VocalData, Inc.).

     Income Taxes. The income tax provisions for the nine months ended September 30, 2004 and 2003 were $27.1 million and $7.6 million, respectively, and reflected the effect of non-deductible acquisition-related costs and amortization, partially offset by a benefit of $1.8 million and $2.6 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Excluding the effect of acquisition-related items and Santera operating results, an estimated effective tax rate of 35% and 34% was applied for the nine-month periods ended September 30, 2004 and 2003, respectively, and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income.

     Minority Interest. Minority interest represents the losses of Santera allocable to the minority shareholders (See Note D — Acquisition of Majority Interest in Santera). The increase in 2004 represents the full nine-month results of Santera as compared to results in 2003 beginning June 10, 2003.

Liquidity and Capital Resources

     During the nine-months ended September 30, 2004, cash and cash equivalents increased by approximately $500,000 to $45.7 million. Operating activities, including the effects of exchange rate changes on cash, provided $13.4 million compared to $28.6 million for the nine months ended September 30, 2003. Financing activities provided $7.7 million for the nine months ended September 30, 2004, compared to $5.2 million used for the nine months ended September 30, 2003. The increase in 2004 reflects $16.5 million in proceeds from the issuance of common stock upon the exercise of options and warrants offset by $8.8 million of debt payments. Investing activities used $20.7 million in the nine-months ended September 30, 2004, due primarily to cash utilized in our acquisitions of Taqua and VocalData, net of cash acquired, in the amounts of $87.0 million and $13.2, million, respectively, and secondarily to capital expenditures of $13.1 million, partially offset by net proceeds from the maturity of available-for-sale investments amounting to $76.6 million. Cash flows used in investing activities in the comparable period in 2003 amounted to $28.6 million.

     Cash provided by operating activities was comprised mainly of net income adjusted for the gains related to the retirement of our Catapult Convertible Note and our sale of an investment in a privately held company, depreciation and amortization, the minority interest impact of Santera losses, an increase in accounts payable, an increase in deferred revenue and an increase in income taxes payable and was partially offset by a 40.7% increase in accounts receivable due primarily to higher sales volume in the switching solution and network signaling product lines. Accounts payable increased by 138% during the first nine months of 2004 due primarily to increased use of contract vendors associated with outsourcing a majority of our manufacturing operations. Deferred revenue increased 19% during the nine months ended September 30, 2004 due primarily to an increase in transactions pending completion of acceptance or delivery requirements and higher extended warranty service billings, which are deferred and recognized ratably over the warranty period.

     In addition to the assets acquired with Taqua (See Note C — Acquisition of Taqua, Inc.) and VocalData (See Note B — Acquisition of VocalData, Inc.), capital expenditures of $13.1 million during the first nine months of 2004 included costs associated with the planned addition of equipment and technology.

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

     On October 14, 2004, we completed the acquisition of Steleus Group Inc. (“Steleus”). We paid an aggregate cash amount of approximately $55 million for 100% of Steleus’ outstanding stock. In addition, we have incurred approximately $2.5 million in direct acquisition related costs.

     Under terms of the original purchase agreement of Santera, we made additional cash investments of an aggregate of $12.0 million in Santera, of which $6.0 million was paid in March 2004 and $6.0 million was paid in May 2004, in exchange for 12,000 shares of Santera Series B Preferred Stock. There can be no guarantee that such additional funding will be adequate to meet Santera’s needs. As a result of this cash investment, our ownership percentage increased to 55.7% (62.5% on an as converted basis). In accordance with generally accepted accounting principles, the capital structure of Santera has been eliminated in consolidation and the minority stockholders’ interest in Santera is reflected in our consolidated balance sheet as minority interest. The minority stockholders’ interest in Santera is reflected at the fair value of the Santera assets on the date of acquisition. (See Note D — Acquisition of Majority Interest in Santera).

     We have funded and expect to continue to fund the operations of our recent acquisitions of Santera, Taqua, VocalData, and Steleus into 2005. We believe that existing working capital, funds generated through operations, proceeds from the issuance of stock upon the exercise of options, and our current bank credit facility will be sufficient to offset the uses of cash from our recent acquisitions and to satisfy operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

     We have a number of credit facilities with various financial institutions. We have a $20.0 million line of credit collateralized by a stock pledge of our holdings in Santera, bears interest at or, in some cases, below the lender’s prime rate (4.75% at June 30, 2004), and expires on December 31, 2004, if not renewed. Santera has two notes payable: one note has an outstanding balance of $332,000 and is collaterized by the assets purchased thereunder, bears interest at 10% and matures in February 2005; the second note for $2.6 million is collaterized by the assets purchased under the note and substantially all of Santera’s assets, excluding the assets secured under the $332,000 note, bears interest at 6.36%, and matures in November 2005. Taqua has a $1.0 million credit facility, which is collaterized by substantially all assets of Taqua, Inc., bears interest at 1.0% above the lenders prime rate (4.25% at June 30, 2004) and expires in April 2005. Under the terms of each of these credit facilities, we are required to maintain certain financial covenants. We are in compliance with these covenant requirements as of September 30, 2004, except for the Taqua facility. There have been no borrowings under any of these credit facilities.

     In June 2003, we completed the private placement of $125.0 million principal amount of 2.25% Senior Subordinated Convertible Notes (“Notes”) due in 2008. There are no financial covenants related to the notes and there are no restrictions on us paying dividends, incurring debt or issuing or repurchasing securities. Following the issuance of the notes in 2003, we called our previously issued 3.25% convertible subordinated discounted notes.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of
1995

     The statements that are not historical facts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to, and involve certain risks and uncertainties. As discussed in our Annual Report on Form 10-K for 2003 and other filings with the SEC, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from the Company’s current expectations include, among others: overall telecommunications spending, changes in general economic conditions, the timing of significant orders and shipments, the lengthy sales cycle for the Company’s products, the timing of the convergence of voice and data networks, the success or failure of strategic alliances or acquisitions including the success or failure of the integration of Santera’s, Taqua’s, VocalData’s, and Steleus’ operations with those of the Company, the ability of carriers to utilize excess capacity of signaling infrastructure and related products in the network, the capital spending patterns of customers, the dependence on wireless customers for a significant percentage and growth of the Company’s revenues, the timely development and introduction of new products and services, product sales mix, the geographic mix of the Company’s revenues and the associated impact on gross margins, market acceptance of new products and technologies, carrier deployment of intelligent network services, the ability of our customers to obtain financing, the level and timing of research and development expenditures, regulatory changes, and the expansion of the Company’s sales, marketing and support organizations, both domestically and internationally, and other risks described in this Quarterly Report, our Annual Report on Form 10-K for 2003 and in certain of our other Securities and Exchange Commission filings. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Actual results may differ materially from those expressed or implied in such forward-looking statements. We are not responsible for updating or revising these forward-looking statements. Undue emphasis should not be placed on any forward-looking statements contained herein or made elsewhere by or on behalf of us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in our market risks during the nine-month period ended September 30, 2004.

     We conduct business in a number of foreign countries, with certain transactions denominated in local currencies. When we have entered into contracts that are denominated in foreign currencies, in certain instances we have obtained foreign currency forward contracts, principally denominated in Euros or British Pounds, to offset the impact of currency rates on accounts receivable. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings.

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

     (b) Changes in Internal Controls

     There has not been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IEX Corporation vs. Blue Pumpkin Software, Inc.

     In January 2001, IEX Corporation, a wholly owned subsidiary of Tekelec (“IEX”), filed suit against Blue Pumpkin Software, Inc., in the United States District Court for the Eastern District of Texas, Sherman Division. In its complaint, IEX asserts that certain of Blue Pumpkin’s products and services infringe United States Patent No. 6,044,355 held by IEX. In the suit, IEX seeks damages and an injunction prohibiting Blue Pumpkin’s further infringement of the patent. In February 2001, Blue Pumpkin responded to IEX’s suit denying that Blue Pumpkin infringes IEX’s patent and asserting that such patent is invalid. Discovery in the case closed in December 2002. Blue Pumpkin filed a motion for summary judgement of non-infringement, and the Court granted that motion. IEX filed a notice of appeal. The parties have completed briefing, and the appeal is now before the Federal Circuit Court of Appeals. Oral argument was heard on November 2, 2004. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

Lemelson Medical, Education and Research Foundation, Limited Partnership vs. Tekelec

      In March 2002, the Lemelson Medical Education & Research Foundation, Limited Partnership (“Lemelson”) filed a complaint against thirty defendants, including Tekelec, in the United States District Court for the District of Arizona. The complaint alleges that all defendants make, offer for sale, sell, import, or have imported products that infringe eighteen patents assigned to Lemelson, and the complaint also alleges that the defendants use processes that infringe the same patents. The patents at issue relate to computer image analysis technology and automatic identification technology. Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue. Several Arizona lawsuits, including the lawsuit in which Tekelec is a named defendant, involve the same patents and have been stayed pending a non-appealable resolution of a lawsuit involving the same patents in the United States District Court for the District of Nevada. In January 2004, the Court in the District of Nevada case issued an Order finding that certain Lemelson patents covering bar code technology and machine vision technology were: (1) unenforceable under the doctrine of prosecution laches; (2) not infringed by any of the accused products sold by any of the eight plaintiffs;  and (3) invalid for lack of written description and enablement. In July 2004, Lemelson filed a notice of appeal with the Court of Appeals for the Federal Circuit, but Lemelson has not yet filed its appeal brief. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 6. Exhibits

     (a) Exhibits

1.1	Bylaws, as amended

2.1	Agreement and Plan of Merger dated as of August 19, 2004 by and among Tekelec, Buckdanger, Inc., Steleus Group, Inc. and certain stockholders of Steleus Group, Inc.(1)

2.2	Amendment to Agreement and Plan of Merger dated as of October 1, 2004 by and among Tekelec, Buckdanger Inc., Steleus Group Inc. and the former preferred stockholders of Steleus Group Inc.(2)

2.3	Agreement and Plan of Merger dated as of September 14, 2004 by and among Tekelec, Punkydoo Inc., VocalData, Inc. and Core Capital Partners, L.P., as Representative(3)

2.4	Escrow Agreement dated as of September 20, 2004 by and among Tekelec, Core Capital Partners, L.P., as Representative, and U.S. Bank National Association(3)

10.1	Tekelec 2004 Equity Incentive Plan for New Employees, including forms of stock option agreement and restricted stock unit award agreement

31.1	Certification of President and Chief Executive Officer of Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2004.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2004.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2004.

EXHIBIT INDEX

Exhibit Number	Description
1.1	Bylaws, as amended

10.1	Tekelec 2004 Equity Incentive Plan for New Employees, including forms of stock option agreement and restricted stock unit award agreement

31.1	Certification of President and Chief Executive Officer of Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Registrant pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

November 9, 2004