Form 10-K
period 2004-12-31
TEKELEC
filed 2005-03-31
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Common Stock, without par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer.     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2004, based upon the last reported sale price of the Common Stock on June 30, 2004 as reported on The Nasdaq Stock Market, was approximately $957,171,852.
      The number of shares outstanding of the registrant’s Common Stock on March 1, 2005 was 65,644,863.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held on May 13, 2005 are incorporated by reference into Part III of this Annual Report.

TEKELEC
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2004

i

PART I

Item 1.	Business.
Overview
      Tekelec designs, manufactures, markets and supports network signaling products, switching products and services and selected service applications for telecommunications networks and contact centers. Our customers include telecommunications carriers, network service providers, and contact center operators.
      Our network signaling products help direct and control voice and data communications. They enable carriers to control, establish and terminate calls. They also enable carriers to offer intelligent services, which include any services other than the call or data transmission itself. Examples include products such as local number portability, virtual home location register (“HLR”), and short message service (“SMS”) management.
      Our switching solutions products are focused primarily on creating and enhancing next-generation voice switching products and services for both traditional (time division multiplexing (“TDM”)-based) and new (packet-based) Class 4, Class 5, and wireless applications. The switching portion of a network carries and routes the actual voice or data comprising a “call.” We believe that voice and data networks will increasingly interoperate, or converge. Network convergence should provide opportunities to expand the sales of our switching products and services which are designed specifically for converged networks.
      Our Communications Software Solutions Group offers products that provide real time performance management capabilities, business intelligence and revenue assurance products and services (such as fraud management, network optimization, billing verification and analysis) and network and security assurance products and services (such as traffic management, surveillance and monitoring, quality of service and lawful intercept).
      Our IEX contact center products provide workforce management and intelligent call routing systems for single and multiple-site contact centers. We sell our contact center products primarily to customers in industries with significant contact center operations such as financial services, telecommunications and retail businesses.
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

      The increase in data traffic, combined with the inherent efficiency of packet-switched networks, have led many carriers to build new packet networks and to seek ways to enable existing circuit switched networks to interface reliably and efficiently with these new packet-switched networks.
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
      Deregulation has also spurred the offering of intelligent services. The Telecommunications Act of 1996 mandates that subscribers of U.S. telephone service be given the option of changing their local service provider while retaining their local phone number. Numerous countries in Europe, Latin America and the Asia Pacific region have also recently adopted or are considering adopting similar number portability requirements to allow subscribers to retain their telephone numbers while changing service providers. In November 2003, the Federal Communications Commission (“FCC”) regulation mandating that wireless customers in the U.S. be offered this same option was finally implemented, after several years of delay.

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
      During this same period, many operators halted market expansion plans. This resulted in a flattening of revenues directly attributed to market growth and forced operators to begin searching for revenues within the organization through process improvement and network optimization. This spawned an entirely new revenue assurance industry, focused on refining operations to prevent the loss of revenues from billing and order entry errors.

      In 2002, continued economic weakness and investor concerns over the reliability and credibility of published financial statements made financing through the capital markets even more difficult. High profile bankruptcies and questionable accounting practices by some telecom operators made investors reluctant to provide financing to telecom operators in general. Across all carrier types, the limited availability in the capital markets and reduced valuations in the equity markets has heightened the focus on operating measures such as cash flows, which has led service providers to conserve cash and reduce capital investment whenever possible.
      In 2003 and 2004, a generally improving economy and improved capital market conditions contributed to a broad turnaround in the financial condition of many telecom equipment providers. While wireline service providers generally continued to experience access line losses and flat to declining revenues, wireless service providers experienced strong subscriber growth and increased end-user adoption of wireless data services and applications. In order to improve their competitive position relative to their wireless competitors, and in order to lower operating costs, a number of the world’s largest carriers, commonly referred to as Tier 1 Carriers, or carriers that typically have operations in more than one country and own and operate their own physical networks announced their intentions or definitive plans to implement packet-switching technology, generally referred to as Voice over Internet Protocol (VoIP). These factors combined to allow equipment suppliers focused on wireless infrastructure and VoIP infrastructure to perform particularly well. Dell’Oro, a market research firm specializing in Internet protocol (“IP”) telephony market data said revenues from IP telephony carrier equipment, including softswitches, media gateways, and hybrid media gateway softswitches, grew to $1.6 billion in 2004, a 26 percent increase over 2003. Dell’Oro noted that the top three vendors in 2004, in order from one to three, were Nortel, Sonus Networks Inc. and Tekelec. Industry analysts are projecting that implementation of packet-switching technology will increase again in 2005.
      Also showing signs of growth throughout this period was the area of revenue assurance. Many of our customers have fully embraced this initiative by implementing new departments, and in some cases even new divisions, solely for the purpose of managing revenue loss within various areas of the carriers’ organization and networks. Companies are investing capital in revenue assurance tools and applications that automate and expedite the process of identifying areas of revenue loss (such as phantom traffic, defined by the National Exchange Carriers Association or NECA as any traffic that cannot be billed due to lack of billing data). Vendors in this space are realizing growth attributable to this increase in spending.
      While future capital spending trends are difficult to predict, industry analysts expect capital spending on telecommunications equipment to increase modestly in 2005 from 2004 levels across all service provider segments.

Challenges Service Providers Face
      To compete in today’s environment, service providers are seeking to expand and differentiate their products and services while lowering their costs. This has increased demand for technologies that enable the rapid creation and delivery of innovative services on existing and converged networks, including the introduction of multimedia services. Some of the key challenges that service providers face include:

•	expanding and/or upgrading their signaling network to support new and enhanced converged services and growing volumes of signaling traffic, particularly on signaling-intensive wireless networks which generate several times the amount of signaling traffic as wireline networks;

•	expanding and/or upgrading their switching network to support new and enhanced IP services, and competing with loss of lines to wireless, cable, and broadband voice offerings;

•	building and managing networks that can cost-effectively support circuit and packet network convergence; and

•	managing stringent network optimization, revenue assurance, and billing practices in convergent networks to enable higher profit margins from services provided, and remaining competitive with new market entrants.

Signaling and Intelligent Services
      Traditional voice telephone networks consist of two basic elements — switching and signaling. The switching portion of a network carries and routes the actual voice or data comprising a “call.” The signaling portion of a network instructs the switching portion how to do its job. Traditional signaling messages are carried on a different logical transmission path than the actual call itself. Signaling is responsible for establishing and terminating a call. The signaling portion of the network also enables service providers to offer intelligent services such as call waiting, caller ID and voice messaging.
      The signaling portions of existing voice telephone networks in most of the world are based upon a set of complex standards known as Signaling System #7, or SS7. The primary network elements within a traditional circuit-network architecture based on SS7 are as follows:
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

Unique Signaling Requirements of Wireless Networks
      Wireless networks generate substantially more signaling traffic than fixed line networks due to additional SS7 features inherent in wireless telephony such as mobile registrations, roaming, and handoffs between cellular equipment. As a result, wireless operators generally invest in SS7-related equipment, such as signal transfer points, more frequently than fixed line carriers to accommodate the unique signaling demands of mobile telephony. In addition, rapid growth in wireless minutes of use and increased popularity of wireless services such as voice mail and text messaging have led to a significant increase in SS7 traffic on mobile networks in recent years, which has created a need for high-capacity signaling infrastructure. Driving the higher usage in wireless networks, particularly in the United States, are flat rate pricing plans that feature no additional charges for long distance calls. Innovative service offerings like camera phones, the increasing popularity of family calling plans, and continued wireline to wireless substitution are also contributing to renewed subscriber growth. Wireless usage is expected to continue to increase in the coming years, which will create further demand for signaling infrastructure, as well as business intelligence applications.

Supporting Voice and Data Convergence
      Currently, virtually all networks which carry both voice and data communications rely on a technology called circuit switching. Another technology, packet-switching, has been used almost exclusively for data-only networks. Circuit switching and packet-switching are fundamentally different technologies. Circuit-based switching is largely based upon the Time Division Multiplexing (“TDM”) protocol, in which the electronic signals carrying the voice message traverse the network following a dedicated path, or circuit, from one user to the other. Packet-based switching, however, breaks down the voice message into packets. These packets then individually traverse the network, often taking separate paths, and are then reassembled on the other side of the network prior to delivery to the recipient. Packet-based switching may utilize one of many protocols, the most common of which are Asynchronous Transfer Mode (“ATM”) and Internet Protocol (“IP”). Voice transported using the IP protocol is often referred to as Voice over IP (“VoIP”). While circuit switching has offered reliable and high quality voice communications, packet-switching is inherently more efficient and cost effective. Industry sources estimate that the cost of a transmission minute is as much as 25% to 50% less for a packet network than for a circuit network.
      The cost and performance superiority of packet-switching has led many incumbent and new carriers to build packet networks to handle data traffic. It has also led carriers to explore the transmission of voice communications over packet networks. This requires circuit networks and packet networks to seamlessly interconnect.
      To support voice and data communications, packet networks need signaling to provide the same reliability and quality of transmissions as circuit networks and to provide the intelligent services consumers have come to expect and demand. Because SS7 is the global industry standard for voice networks, we believe that, initially, SS7 signaling will continue in high demand as circuit and packet-based networks continue to co-exist. New carriers with packet networks will continue to interconnect with legacy carriers using SS7, allowing incumbent carriers to leverage their investment in their existing networks even as they build out their data networks. Newer signaling protocols have emerged to facilitate signaling for packet-based multimedia services (including voice). One of these protocols, session initiation protocol (“SIP”), has gained increasing popularity as a protocol for signaling voice and other multimedia sessions.
      We believe that the primary network elements of converged circuit and packet networks, including signaling, call control and switching technologies are as follows:
      Signal Transfer Point — As in the present circuit networks, a signal transfer point relays messages needed to establish and terminate telephone calls and to coordinate the provision of intelligent services. It can relay messages within the circuit network, between circuit and packet networks, and within some forms of packet networks.
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
      Media Gateway — A media gateway is a voice/data switch that receives the message part of a call and redirects it as specified by the media gateway controller to a single destination or to multiple destinations. If necessary, a media gateway can translate the actual call from a packet-switching format to a circuit switching format and vice versa.
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
      The primary difference between the converged architecture and the circuit architecture described above is the use of the signaling gateway, media gateway controller and media gateway in the converged architecture to perform the same switch functions that are currently performed by certain service switching points in circuit networks. However, industry experts believe it will take decades to replace all of the existing service switching points with packet-switching technologies.
      We believe carriers are seeking fully featured packet telephony solutions that can facilitate the convergence of circuit and packet networks, without compromising functionality, reliability, scalability, support and flexibility.
The Tekelec Solution
      We design and develop telecommunications signaling infrastructure, packet telephony products and services, service applications and contact center workforce management systems. Tekelec is a leading global provider of both signaling and packet telephony products and services, as reported in recent market research by independent market research firms. According to Venture Development Corporation (VDC) in its 2004 Signaling Products & Related Equipment in PSTN & Voice Over Packet Networks, Vol. 1 — SS7 Related Equipment and Enabling Products report, Tekelec had approximately 43% of the global market for STP shipments in 2004, compared with our competitors such as Alcatel, Ericsson, Nortel, Siemens and other smaller vendors.
      Tekelec has one of the most widely deployed stand-alone STPs. Based on market data provided by VDC, Tekelec estimates our stand-alone STP market share for North America is over 90% and that in the India market Tekelec has 100% market share for stand-alone STPs. Our equipment is installed in all major North American wireless carriers and the four major carriers that dominate India’s telecom market, Reliance, Tata, Bharti and VSNL. Tekelec’s EAGLE 5 SAS platform is successful as we focus on development of a competitive, highly scalable solution that is able to meet the rigorous technological demands of rapidly growing global carriers and subscribers increased use of minutes and mobile application services. Our network signaling products are widely deployed in traditional and next- generation, or “converged”, wireline and wireless networks and contact centers worldwide. Tekelec has approximately 1,000 signaling systems in operation worldwide.
      As a result of acquisitions completed during the past two years, Tekelec now has over 200 switching customers worldwide. Confirming Tekelec’s growing leadership in next-generation switching during 2004, Dittberner, an independent telecom market research firm, recognized Tekelec as having the third largest global market share in voice over packet (VoP) switching equipment ahead of many of our major competitors, including companies such as Ericsson, Nortel, Siemens and Sonus Networks, among others, for the third quarter of 2004. Additionally, Tekelec was named the market-share leader for integrated media gateway-softswitch platforms by Dittberner Associates in its third quarter update, “Business Opportunities and Markets for NGN Solutions”. Dittberner’s market analysis recognizes Tekelec as having 11% market share in the third quarter of 2004 for all global shipments of ATM, TDM and IP carrier-grade media gateway, softswitch and integrated media gateway-softswitch platforms. When accounting for integrated media gateway-softswitch platforms alone, Tekelec led the industry with a 92% market share during the third quarterof 2004. Our systems assist our customers in meeting their primary challenges in the competitive telecommunications environment which are differentiating their offerings and lowering network costs. We offer signaling and packet-telephony systems and services to enable the delivery of intelligent services and facilitate convergence of voice and data networks. We believe that our open, standards-based products and services are highly reliable and enable operators to more cost-effectively manage their networks and offer intelligent services that differentiate them from their competition.
      For financial information related to our operating segments, refer to footnote T — Operating Segment Information in our consolidated financial statements included as part of this report.
      Our EAGLE 5 Signaling Application System (“SAS”), the latest release of our STP product, and previous versions of the EAGLE STP, have been widely deployed and, according to market research firms, have achieved leading market share in North America. We are expanding our global operations to increase our market share in international markets within Europe, Latin America, Asia Pacific and other parts of the world. The EAGLE 5 SAS offers high capacity and throughput, reliability and efficiency that support the growth of traffic and demand for intelligent services in service provider networks. The reliability of our products enables us to offer service providers products and services that reduce their total cost of ownership of network signaling products. Our EAGLE products, under normal operations, meet industry standards for 99.999% reliability and less than three minutes of unscheduled downtime per year. We also offer a feature of EAGLE that enables our EAGLE 5 to support SS7 signaling into Internet Protocol (IP) networks and to realize substantial efficiencies inherent in IP networks.
      Use of our SS7-over-IP products and services results in a substantial increase in signaling efficiency by enabling SS7 signaling over IP at faster rates than traditional SS7 signaling. Customers may choose to deploy the EAGLE 5 with SS7-over-IP capability to gain signaling efficiencies, among other benefits, as a precursor to deploying a complete packet telephony switch as a circuit switch replacement. In addition, customers of our SS7 products may upgrade their existing infrastructure to enable SS7 signaling over IP. The upgrade enables them to preserve the value of their existing SS7 infrastructure and makes them fully capable of facilitating interoperability between circuit and next-generation packet networks.
      In June 2003, we acquired a controlling ownership interest in Santera Systems, Inc. (“Santera”), a privately held company with a core competency in packet-switching. Santera’s principal product, SanteraOne, now the Tekelec 9000 DSS, is an integrated voice and data switching solution, capable of simultaneously delivering full-featured IXC Tandem, Class 4 and Class 5 functionality, as well as additional revenue-generating data services. With both TDM and packet fabrics, the Tekelec 9000 DSS is a cost-effective alternative for either TDM only or TDM/data-centric applications. The switch enables a smooth migration from traditional circuit-based networks to next-generation packet-based technology.
      In April 2004, we acquired Taqua, Inc., a privately held provider of next-generation packet-switching systems. Taqua became part of our Switching Solutions Group and offers a portfolio of circuit and IP voice switching products and services, including next-generation packet Class 5 switches, intelligent line access gateways, application servers, and an element management system. In addition, Taqua offers a suite of professional services, including network design and capacity planning, as well as installation and cutover services.
      In September 2004, we completed the acquisition of privately held VocalData. VocalData became part of our Switching Solutions Group and is a provider of hosted IP telephony applications that enable the delivery of advanced telecom services and applications to business and residential customers.
      In October 2004, we acquired Steleus Group Inc. and its subsidiaries (“Steleus”), a real-time performance management company that supplies business-related intelligence products and services to telecommunications operators. Steleus’ telecommunications product line was combined with certain existing Tekelec business intelligence applications, such as billing verification, and other network element-independent applications during the fourth quarter of 2004 to form our new Communications Software Solutions Group. The acquisition represented our ongoing strategy to offer more value-added applications to our customers and to further enhance and differentiate our switching products and services and signaling product offerings. Steleus products enable operators to monitor their service and network performance as they transition from circuit to packet technology, helping to speed up the implementation of packet networks, while lowering the risk. At the same time, these applications provide carriers with the intelligence they need to quickly identify sources of revenue loss, understand subscriber behaviors, and protect vital network services from fraudulent abuse.
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
      Maintaining Technology Leadership. We believe that one of our core competitive strengths is the breadth of our knowledge and expertise in communications technologies, particularly in voice call control, signaling and applications which utilize real-time or near-real time data, especially that derived from the SS7 network. We have developed this expertise over more than a decade. We intend to enhance our existing products and to develop new products by continuing to make significant investments in research and development. As part of our commitment to technology leadership, we were early leaders in developing solutions for SS7 signaling over IP; use of real-time database applications (including Local Number Portability and integrated network monitoring); and packet-based voice switching solutions. More recently, we have assumed a leadership role within the Softswitch Consortium, an industry organization created for global cooperation and coordination in the development of open standards and interoperability for packet networks, as well as announced our participation in the MobileIgnite consortium for convergence of mobile wireless services with Voice over IP and internet technologies.
      Targeting the Convergence of Voice and Data Networks. We are continuing to invest significantly to develop signaling and call control products and features that enable the convergence of voice and data communications networks. In addition to the acquisition of a majority interest of Santera in 2003, the acquisitions of Taqua and VocalData in 2004 allow us to offer customers a complete next-generation switching portfolio to address integrated or distributed switching and advanced IP services for businesses and residential markets. Our acquisition of Steleus in October 2004 expanded our product offerings of intelligent network services such as personal ring-back tones, managed roaming, least-cost routing, calling name, and number translation. We believe our pursuit of this new market opportunity leverages our expertise in signaling and call control and will enhance the market potential for our traditional products and services by ensuring that customers who invest in our equipment can be upgraded to perform in converged voice and data networks.
      Carriers face a number of challenges in converging voice and data networks. Packet-based networks were built to carry non-real-time data and often need to be upgraded to be suitable to carry voice traffic. Converged networks are more complex and dynamic than circuit networks. The complexity results from having to deal with both voice and data over the same network infrastructure. Data traffic is very tolerant of delays, such as waiting a few seconds for a web page to download. Conversely, voice transmissions are considered poor quality with delays of only half a second. Balancing both types of traffic on a single network requires a well-engineered network that can guarantee quality to both voice and data. Another challenge is to help service providers’ transition from maintaining circuit based networks with legacy switches to packet based networks with switching products. The operations, maintenance, and training costs of any technology transition are costly in the short term with payback coming on a longer horizon. Carriers are not implementing next-generation networks based solely on operational savings. They are requiring new revenue generating services to justify the business case for new technology investment.

      Expanding Globally. We are increasingly pursuing international opportunities, primarily through our European sales and support office in the United Kingdom and by opening additional international sales offices in Asia Pacific and South America. We have established customer service offices in Brazil, France, India, and Mexico in addition to sales offices in Russia and Spain. We continue to operate sales and customer service offices in Singapore and China. Our European sales efforts have resulted in significant expansion in our customer base, including Orange Personal Communications Systems, Cable & Wireless, British Telecom, and Vodafone. In India, we have added four leading Indian operators as customers, namely Reliance Infocomm, Tata, Bharti Enterprises and Videsh Sanchar Nigam Limited (“VSNL”). India is one of the fastest growing telecommunications markets in the world, more than doubling its total number of wireless subscribers in 2003, compared to 2002. The increasing implementation of number portability in Europe and other regions is expected to result in increasing demand for SS7 network elements such as Signal Transfer Points (STPs) to accommodate the increase in signaling traffic, and number portability products and services, such as those offered by Tekelec, to facilitate the deployment of number portability.
      Focus on Continued Operating Improvements. We will continue to identify and implement new ways to improve our operating efficiency and business processes to enhance our profitability. The use of contract manufacturing and improved supplier relationships have helped to lower our material costs and allowed us to improve our gross margins. We will pursue additional such savings in the future. We will continue to review all job openings to determine whether job functions or business processes can be assumed by other Tekelec personnel or reengineered, resulting in lower personnel costs. We will continue to regularly review and evaluate all employee performance to ensure that underperforming employees are provided the opportunity to improve their performance or are separated from us.
      Pursuing Additional Strategic Relationships, Original Equipment Manufacturers (OEM) Partners and Acquisitions. We intend to seek additional strategic relationships, including original equipment manufacturer partners, referral arrangements, teaming agreements, distribution agreements and acquisition candidates. Our existing strategic relationships include technology development and OEM relationships with Alcatel; technology development and marketing relationships with Harris, Telcordia and Nortel; a collaboration agreement with Alcatel; and distribution relationships with Mercury (formerly Daewoo) and numerous other product distributors.
      Pursuing New Market Segments. We intend to continue our strategy of internally developing and acquiring products in order to enter new market segments. In 2004, we acquired Taqua, VocalData and Steleus to expand our product portfolio and offer our customers more value-added solutions. A number of products currently under development will also enable us to better serve new and emerging next-generation networking markets. Our internal research and development activities include ongoing development of technology, platform capability and feature functionality for our products targeted for sale worldwide to wireline and wireless telecom carriers and to enterprise customers for our contact center products. The extent of our research and development collaborative efforts consist primarily of outsourcing the development of specific items to contractors on an individual basis. We have spent $98.2 million, $73.3 million and $59.7 million for the years ended 2004, 2003 and 2002, respectively, on research and development activities.
      Seeking Additional Opportunities to Provide Upgrades, Extensions and Service Agreements. We intend to leverage our strong customer relationships to seek opportunities to better serve our customers’ needs in the future. In particular, we will continue to develop and market software upgrades, link extensions, extended service agreements and other enhancements as a means to pursue repeat business opportunities. Such products and services accounted for over 60% of revenues in our network signaling division in 2004.
Products
      We currently offer products in four broad categories: network signaling products, switching solutions products, communications software solutions products, and IEX contact center products. These four categories were created principally as a result of a product rebranding initiative underway due to recent acquisitions. First, our network signaling product line has become the Network Signaling Group; second, our next-generation product line has become the Switching Solutions Group; third, our new Communications

Software Solutions Group comprises Steleus products as well as certain of our existing business intelligence applications and other network element independent solution products that were formally included in the network signaling product line; and fourth, our contact center product line has become the IEX Contact Center Group.

Network Signaling Group Products (formerly Network Signaling Division)
      Our principal Network Signaling Group products are described below:

Product	Description

EAGLE 5 Signaling Application System	Our EAGLE 5 Signaling Application System (EAGLE 5 SAS) is a multi-disciplined, high-capacity, highly flexible, and highly reliable signaling platform designed to be the heart of the mobile, fixed line and IP networks of today and tomorrow. EAGLE 5 SAS provides products and services in five functional areas: Signal Transfer, Signaling Gateway, Number Portability, Data Acquisition, and Integrated Applications. The Signal Transfer Function is tailored to the global CCS7 switching needs of wireline carriers, network service providers and wireless operators, among others. It offers high capacity and throughput, features a fully distributed, standards-based, open architecture and is scalable from 2 to 2,000 links with growth up to 7,000 links. The Signaling Gateway Function can provide signaling information to media gateway controllers and IP-signaling enabled SCPs in multiple locations. It can deliver these services in multi-protocol, multi-vendor converged networks or in circuit switched networks that deploy signaling over IP primarily to realize economic benefits. It provides the capability for next-generation IP signaling, and bridges the gap between legacy networks and next-generation packet telephony capabilities.

The EAGLE 5 SAS platform also provides a complete line of fully integrated “EAGLE 5” database and advanced routing applications, deployment of advanced value-added applications and data mining capabilities as described below.

The Number Portability function introduces products and services for wireline and wireless networks worldwide with a combination of capacity and performance. The Data Acquisition function provides a base for Revenue Gateway, Fraud Protection and other capabilities within a signaling network. The Integrated Applications Function delivers mediation, mobility, and Intelligent Network applications.

Tekelec 1000 APS	Our Tekelec 1000 APS provides a fully integrated application-hosting environment directly on top of the Tekelec EAGLE 5 SAS,

Tekelec 500 Signaling Edge	Our Tekelec 500 SE is a multi-protocol link concentrator that delivers IP connectivity to the edge of the SS7 network.

Switching Solutions Group Products (formerly Next-Generation Switching)
      Our principal Switching Solutions Group products are described below:

Product	Description

Tekelec 9000 DSS	Our Tekelec 9000 DSS is an integrated voice and data switching solutions, capable of simultaneously delivering full-featured IXC Tandem, Class 4 and Class 5 functionality.

Tekelec 8000 WMG	Our Tekelec 8000 Wireless Media Gateway is a highly flexible, scalable and reliable mobile solution that can handle circuit switched TDM traffic as well as packet-based voice traffic efficiently.

Tekelec 7000 C5	Our Tekelec 7000 C5 delivers voice switching for both circuit and packet-based networks.

Tekelec 700 LAG	Our Tekelec 700 Line Access Gateway is a high density, central office line replacement platform used in conjunction with the Tekelec 7000 C5 and the Tekelec 9000 DSS.

Tekelec 6000 VoIP Applications Server	Our Tekelec 6000 VoIP Application Server provides IP-based business services, such as IP Centrex, hosted PBX, and business trunking in addition to residential broadband.

Communications Software Solutions Group
      Our principal Communications Software Solutions Group products are described below:

Product	Description

Integrated Application Solutions (IAS)	IAS is a suite of business-oriented applications designed to provide real time performance management capabilities and critical business intelligence used in:
• Traffic management
• Roaming management
• Billing management
• Market intelligence
• Fraud management
• Security management
• Fault management
• Lawful intercept
Using data collected from the network, the IAS collects, correlates, processes, and then stores this data into a data warehouse, where various operations within the operators’ organization can mine this data to produce relevant reports used for Revenue Assurance, revenue generation, and even operational improvement. More importantly, IAS supports wireline and wireless networks either traditional TDM-based or new generation IP-based networks such as GPRS, UMTS, and SIP.

Product	Description

Service Creation System (SCS)	The Service Creation System (SCS) provides operators with an alternative to traditional, legacy IN/ AIN-based platforms. The SCS is offered with pre-packaged solutions allowing operators to immediately launch their own services, eliminating lengthy development cycles.

At the same time, a full creation environment is provided allowing these customers to continue customization of the existing services, as well as create new, competitive services themselves. This system is based on our ASi4000 platform previously acquired from IEX, and installed in a number of locations.

Sentinel	Sentinel is a data acquisition product capturing data from signaling networks. Associated value-added applications provide network maintenance, surveillance and revenue assurance products and services that enable service providers to ensure the reliability of telecommunication products and services implemented across their SS7/ IP networks. Sentinel also enables revenue assurance features such as fraud prevention, billing and billing verification. Sentinel can be deployed on a standalone basis or as an integrated feature of the EAGLE 5 SAS.

IEX Contact Center Group Products (formerly Contact Center)
      Our IEX Contact Center Group products provide planning, management and analysis tools that help contact center managers deliver better, more consistent service to their customers while improving employee productivity and lowering operating costs.

Product	Description

TotalView Workforce Management	Our TotalView Workforce Management product encompasses a set of standard and advanced features for contact center planning, management and analysis.
• TotalView Central provides core workforce management functionality including: forecasting, scheduling, change management, planning and performance management.
• TotalView WebStation uses standard Web browser technology to improve agent and supervisor productivity.
• TotalView SmartSync Suite enables seamless, trouble-free integration with other contact center systems and applications.
• TotalView Multiskill enables contact centers to better utilize advanced contact routing technologies and agents with multiple skill sets.
• TotalView Multimedia extends the benefits of TotalView to non-telephone contact channels such as email and chat.
• TotalView Adherence Suite provides real-time and historical information on how well agents keep to their assigned schedules.
• TotalView Vacation and Holiday Planner automates the management and processing of time off requests.

Product Development
      The communications market is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Standards for new technologies and services such as 3G wireless, softswitching, signaling for packet networks, internet protocol and asynchronous transfer mode are still evolving. As these standards evolve and the demand for services and applications increases, we intend to adapt and enhance our products and develop and support new products. We solicit product development input through discussions with our customers and participation in various industry organizations and standards committees, such as the Telecommunications Industry Association, the Internet Engineering Task Force, the Softswitch Consortium and the 3rd Generation Partnership Project (3GPP), and by closely monitoring the activities of the International Telecommunications Union, the European Telecommunications Standards Institute, the International Organization for Standardization and Alliance for Telecommunications Industry Solutions. (ATIS).
      Our network signaling product development group is principally focused on addressing the requirements of the converged voice and data networks and on releasing new software versions to incorporate enhancements or new features or functionality desired by customers. This group also focuses on compliance with standards to enable the EAGLE products and services to address additional domestic and international markets. In addition, we plan continued improvement of hardware components to improve their performance and capabilities.
      Our switching solutions product development group is focused primarily on creating and enhancing next-generation switching solutions for both traditional (TDM-based) and new (packet-based) Class 5 and Class 4 global applications. The range of developments covers softswitching, multimedia media gateways, and application servers with a focus on compliance with national and international standards. Because our customers’ networks often have a mix of traditional and new technologies or because they have to interwork with a mix of traditional and new technologies, our products and services focus on providing a common platform for traditional TDM-voice, Voice over ATM (VoATM), and Voice over IP (VoIP).
      Our Communications Software Solutions Group product development focuses on several areas. First, intelligent services provided through traditional IN/ AIN platforms, enabling services such as calling name and outbound/inbound call management. As networks converge, the group’s focus will continue to work towards supporting convergence of this platform to support IP-based applications. Second, the development will continue to focus on business intelligence software for traditional TDM networks and wireless networks, as well as converged networks (SIP, GPRS, and UMTS) as a priority. We will invest in adding functionality to support our existing Sentinel customers and the migration of those customers to the IAS platform. We also are developing the AMT Creator product to match signaling and switching records as a revenue assurance and billing verification product.
      Our contact center group product development activities are principally focused on expanding the capabilities of the TotalView Workforce Management product, including continued development of skills and multimedia scheduling capabilities, advanced web access for supervisors and agents and its seamless integration with associated call center routing, performance management, strategic planning, eLearning and other products in the industry.
Sales and Marketing
      Our sales and marketing strategies include selling through our direct sales forces, selling indirectly through distributors and other resellers, entering into strategic alliances and targeting certain markets and customers. To promote awareness of Tekelec and our products, we also advertise in trade journals, exhibit at trade shows, participate in industry forums and panels, maintain a presence on the Internet, use direct mail, and from time to time, our employees’ author articles for trade journals.
      Distribution. We sell our products in the United States principally through our direct sales forces and indirectly through strategic relationships with various third parties. Our North America direct sales force operates out of our regional offices located throughout the United States. Internationally, we sell our products through our direct sales force, sales agents and distribution relationships. We also sell direct from our wholly owned subsidiaries in the United Kingdom, Germany, France, Italy, Singapore, India, Canada, Mexico, Brazil, Malaysia, Spain, and Hong Kong and our sales offices in China, The Netherlands and the Russian Federation.
      Strategic Relationships. We believe that our current and future strategic relationships with leading communications system integrators will improve market penetration and acceptance for our network signaling and switching products. Many of these system integrators have long-standing relationships with public telecommunications carriers and provide a broad range of services to these carriers through their existing sales and support networks. We seek strategic relationships that:

•	enhance our presence and strengthen the our competitive position in our target markets;

•	offer products that complement our network signaling and switching solutions to provide value-added networking products and services; and

•	leverage our core technologies to enable communications equipment suppliers to develop enhanced products with market differentiation that can be integrated with Tekelec’s products and services.
      Our strategic relationships include:

•	an agreement with Harris whereby we will market and resell its operations, administration and maintenance network management system;

•	an exclusive distribution and OEM agreement with Mercury under which Mercury distributes our Eagle STP in South Korea;

•	agreements with Merced Systems and BayBridge Decision Technologies whereby our contact center group resells these companies’ Performance Management and Strategic Planning products and services respectively:

•	agreements with the Call Center Professional Services groups of SBC and Bell Canada, among others, under which those organizations market and resell the TotalView Workforce Management solution; and

•	an agreement with Alcatel, as a result of their acquisition of Spatial Communications Technologies (“Spatial”), whereby Spatial acts as a reseller of Santera’s media gateways in the wireless market on an original equipment manufacturer basis.
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
      We maintain in-house repair facilities and provide ongoing training and technical assistance to customers and international distributors and other resellers at our technical assistance centers in Morrisville, North Carolina, Plano, Texas, Egham, United Kingdom and Singapore which also support our network signaling and switching products on a 24 hour-a-day, seven day-a-week basis. Our technical assistance center in Richardson, Texas supports our contact center products. In addition, we have invested in providing in-country service and support in Brazil, France, India, and Mexico.
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
Customers
      Our customers include end users and marketing intermediaries. End users for our Network Signaling products consist primarily of network service providers, wireless network operators, long distance carriers, competitive access providers, local exchange carriers and Regional Bell Operating Companies. Wireless service providers accounted for over 50% of our network signaling revenue in 2004. End users for our next-generation switching products currently consist primarily of rural service providers, independent operating companies, competitive access providers and large international public telephone and telegraph companies. During 2004 we deployed our T9000 DSS at Sprint, a Tier 1 operator and deployed our Wireless Media Gateway at three Tier 1 wireless operators through our relationship with Spatial Communications Technologies, now owned by Alcatel. Customers of our Communications Software Solutions Group products are the same as for our signaling products, but typically a different department (finance, marketing and sales). This broadens our offering within any one customer organization. Our contact center products and services have been sold primarily to Fortune 500 companies, financial services companies and telecommunications carriers. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small percentage of our customers.
Backlog
      Backlog for our network signaling, switching solutions and communications software solution products typically consists of contracts or purchase orders for both product delivery scheduled within the next 12 months and extended service warranty to be provided generally over periods of up to three years. Backlog for our contact center products typically consists of products and services ordered for delivery within the next 12 months. Primarily because of variations in the size and duration of orders we receive and customer delivery and installation requirements, which may be subject to cancellation or rescheduling by the customer, our backlog at any particular date may not be a meaningful indicator of future financial results.
      At December 31, 2004, our backlog amounted to approximately $385.8 million, compared to a backlog of approximately $257.0 million at December 31, 2003.
      Current backlog represents orders that are likely to convert to revenue within the current fiscal year. We regularly review our current backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts. Given the number of factors that can impact backlog, including the cancellation or rescheduling of delivery and/or installation by a customer, we do not believe current backlog to be a meaningful indicator of future financial results. Accordingly, we do not disclose such amounts.

Competition
      Network Signaling Group Products. The market for our network signaling products is competitive and has been highly concentrated among a limited number of dominant suppliers. We presently compete in the network signaling market with, among others, Alcatel, Nortel, Ericsson, Siemens, Cisco Systems and Huawei. We expect that competition may increase in the future from existing and new competitors.
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
      Switching Solutions Group Products. The market for our switching solutions products is extremely competitive and is highly fragmented. We presently compete in the next-generation switching market with numerous public and private companies. The public companies include, among others, Alcatel, Nortel, Cisco, Lucent Technologies, Sonus Networks and Siemens. The private companies include, among others, MetaSwitch and CopperCom. We expect competition to remain intense, particularly until the market matures and until the number of competitors is reduced.
      We believe that the principal competitive factors in the next-generation switching market are product performance, scalability and functionality, product quality and reliability, customer service and support, price and the supplier’s financial resources and marketing and distribution capabilities. We believe that our ability to compete successfully in the next-generation switching market will, in part, depend in our ability to secure Tier 1 wireline or wireless operators as a reference account for our next-generation switching products. A number of our competitors have existing relationships with Tier 1 operators as their legacy switching providers. As such, it may be difficult for us to displace these incumbent suppliers with our next-generation gear.
      Communications Software Solutions Group Products. The market for monitoring software solutions is very competitive. Our major competitors include INET (recently acquired by Tektronix), Agilent and Nettest, as well as a number of smaller competitors existing in different geographic markets. We offer integrated data acquisition directly from network elements. The added simplicity and reliability of our approach is a direct benefit to our customers. We also offer a probed solution where needed, as well as an adapter to connect to our competitor’s probes, or other sources of information to allow our customers to derive additional value from our applications. Our applications offer an array of configuration tools and a Web-based user interface and have the added benefit of supporting many newer protocols such as SIP, GPRS, and UMTS from a common architecture. We provide critical capabilities, such as the ability to continuously trace a call as it traverses traditional circuit and newer packet network domains. Smaller companies offering business intelligence and revenue assurance products such as Vibrant, LavaStorm, and Azure also compete with us in this market. To compete effectively against these companies, we will focus additional resources on the marketing, billing, and finance organizations within our customer accounts, while leveraging our existing contracts and relationships with the engineering and operational organizations.
      IEX Contact Center Products. The market for contact center products is extremely competitive. We compete principally with Aspect Communications and Blue Pumpkin Software (recently acquired by Witness Systems) in the market for workforce management products and services and with Cisco and Alcatel in the market for call routing products and services. We also compete to a lesser extent in these markets with a number of other manufacturers, some of which have greater financial, marketing, manufacturing and other resources than ours. We believe that the success of our TotalView product will depend in part on our ability to offer competitive prices and to further develop our workforce management scheduling and other technologies and our international distribution channels.
Intellectual Property
      Our success depends, to a significant degree, on our proprietary technology and other intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secrets, non-disclosure policies, confidentiality agreements and contractual restrictions to establish and protect our proprietary rights both in the United States and abroad. We have been issued a number of patents and have a number of patent applications pending. Patents generally have a term of 20 years. Our patent portfolio has been developed over time and, accordingly, the remaining terms of our intellectual patents vary. Although we believe that our patents will become increasingly important in maintaining and improving our competitive position, no single patent is essential to us. These measures, however, afford only limited protection and may not prevent third parties from misappropriating our technology or other intellectual property. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States and thus make the possibility of misappropriation of our technology and other intellectual property more likely. If we fail to successfully enforce or defend our intellectual property rights, or if we fail to detect misappropriation of our proprietary rights, our ability to effectively compete could be seriously impaired.
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
      We also license software and other intellectual property from third parties. Based on past experience, we believe that such licenses can generally be obtained or renewed on commercially acceptable terms. Nonetheless, there can be no assurances that such licenses can be obtained on acceptable terms, if at all. Our inability to obtain or renew certain licenses or to obtain or renew such licenses on favorable terms, could have a material adverse effect on our business, operating results and financial condition. The communications industry is characterized by the existence of rapidly changing technology, a large number of patents and frequent claims and litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to us. There can be no assurance that our patent rights will not be challenged, invalidated or circumvented. From time to time, we receive notices from, or are sued by, third parties regarding patent claims. Any claims made against us regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend, would divert the attention of our management and key personnel from our business operations and may require us to modify or cease marketing our products, develop new technologies or products, acquire licenses to proprietary rights that are the subject of the infringement claim or refund to our customers all or a portion of the amounts paid for infringing products. If such claims are asserted, there can be no assurances that the dispute could be resolved without litigation or that we would prevail or be able to acquire any necessary licenses on acceptable terms, if at all. In addition, we may be requested to defend and indemnify certain of our customers and resellers against claims that our products infringe the proprietary rights of others. We may also be subject to potentially significant damages or injunctions against the sale of certain products or use of certain technologies. See “Legal Proceedings” in Part I, Item 3, of our Annual Report on Form 10-K.
Employees
      At March 11, 2005, we had 1,502 employees, comprising 664 in sales, marketing and support, 67 in manufacturing, 619 in research, development and engineering and 152 in management, administration and finance. Virtually all of our employees hold stock options in our stock option plans. None of our employees are represented by a labor union, except for certain Steleus employees in France, and we have not experienced any work stoppages. We believe that our employee relations are excellent.
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
      Our quarterly operating results are difficult to predict and may fluctuate significantly. We have failed to achieve our revenue and net income expectations for certain prior periods, and it is possible that we will fail to achieve such expectations in the future. Fluctuations in our quarterly operating results may contribute to the volatility in our stock price. A number of factors, many of which are outside our control, can cause fluctuations in our quarterly operating results, including among others:

•	the amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and if so, whether vendor specific objective evidence of fair value exists for those elements;

•	the success or failure of our strategic alliances and acquisitions;

•	the introduction and market acceptance of our and our competitors’ new products, services and technologies;

•	the timing of the deployment by our customers of new technologies and services, including VoIP;

•	changes in accounting rules, such as the implementation of rules requiring the recording of employee stock option grants as expense;

•	changes in overall telecommunications spending;

•	changes in general economic conditions and specific market conditions in the telecommunications industry;

•	fluctuations in demand for our products and the size, timing, terms and conditions of orders and shipments;

•	the lengthy sales cycle of our signaling, switching solutions and communications software solutions products, especially with respect to our international customers, and the reduced visibility into our customers’ spending plans for those products and associated revenue;

•	the progress and timing of the convergence of voice and data networks and other convergence-related risks described below;

•	the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks;

•	the capital spending patterns of our customers, including deferrals or cancellations of purchases by customers;

•	the trend toward industry consolidation among our customers;

•	our ability to achieve targeted cost and expense reductions;

•	our dependence on wireless carriers for a significant percentage of our revenues;

•	unanticipated delays or problems in developing or releasing new products or services;

•	the mix of products and services that we sell;

•	the geographic mix of our revenues and the associated impact on gross margins;

•	foreign currency exchange rate fluctuations;

•	the ability of our customers to obtain financing or to otherwise fund capital expenditures;

•	the timing and level of our research and development expenditures and other expenditures;

•	the expansion of our marketing and support operations, both domestically and internationally;

•	changes in our pricing policies and those of our competitors;

•	worldwide economic or political instability; and

•	failure of certain customers to successfully and timely reorganize their operations, including emerging from bankruptcy.
      Our product sales in any quarter depend largely on orders booked and shipped in that quarter. A significant portion of our product shipments in each quarter occurs at or near the end of the quarter. Since individual orders can represent a meaningful percentage of our revenues and net income in any quarter, the deferral or cancellation of or failure to close a single order in a quarter can result in a revenue and net income shortfall that causes us to fail to meet securities analysts’ expectations or our business plan for that period. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to sufficiently reduce our costs in any quarter to adequately compensate for an unexpected near-term shortfall in revenues, and even a small shortfall could disproportionately and adversely affect our operating results for that quarter.
      The factors described above are difficult to forecast and could have a material adverse effect on our business, operating results and financial condition. We may experience a shortfall in revenues or an increase in operating expenses in the future, which would adversely affect our operating results. The results in any one quarter should not be relied upon as an indication of our future performance.

We have limited product offerings, and our revenues may suffer if demand for any of our products declines or fails to develop as we expect and if we are not able to develop and market additional and enhanced product offerings.
      We derive a substantial portion of our revenues from sales of our Network Signaling Group products. During each of 2002, 2003 and 2004, our EAGLE products and related services generated over 50% of our revenues, and we expect that these products and services and our other Network Signaling products will continue to account for a substantial majority of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for these products, such as competition, technological change or a slower than anticipated rate of deployment of new products and technologies, could cause a significant decrease in our revenues and profitability. Continued and widespread market acceptance of these products is therefore critical to our future success. Moreover, our future financial performance will depend in significant part on the successful and timely development, introduction and customer acceptance of new and enhanced versions of our EAGLE as well as other Network Signaling products and Switching Solutions Group products. Introducing new and enhanced products such as these requires a significant commitment to research and development that may not result in success. There are no assurances that we will continue to be successful in developing and marketing our Network Signaling Group, Switching Solutions Group, or Communications Software Solutions Group products and related services.

If wireless carriers do not continue to grow and to buy our Network Signaling products and services, our Network Signaling business would be harmed.
      The success of our Network Signaling business will depend in large part on the continued growth of wireless network operators and their purchases of our products and services. We derive a substantial portion of our revenues from the sale of our Network Signaling products and services to wireless network operators. In each of 2003 and 2004, sales to the wireless market accounted for more than 50% of our Network Signaling revenues. We expect that our sales of Network Signaling products and services to wireless companies will continue to account for a substantial majority of our revenues for the foreseeable future. The continued growth of the domestic and international wireless markets is subject to a number of risks that could adversely affect our revenues and profitability, including:

•	continuing or worsening weakness in the domestic or global economy;

•	a slowdown in capital spending by wireless network operators;

•	adverse changes in the debt and equity markets and in the ability of wireless carriers to obtain financing on favorable terms;

•	delays or scaling back of plans for the deployment by wireless network operators of new wireless broadband technologies; and

•	slowing growth of wireless network subscribers, minutes of use or adoption of new services.
      Consequently, there can be no assurances that the wireless network carriers will continue to purchase our Network Signaling products or services for the build-out or expansion of their networks.

Risks related to the potential convergence of voice and data networks
      The market for our products is evolving. Currently, voice conversations are carried primarily over circuit switched networks. Another type of network, packet switched networks, carries primarily data. Circuit and packet networks use fundamentally different technologies. Although we expect a substantial portion of any increases in our future sales of Switching Solutions Group products to result from the interconnection, or convergence, of circuit and packet networks, we cannot accurately predict when such convergence will occur or whether it will fully occur. Therefore, this convergence presents several significant and related risks to our business.
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
      It may be difficult or impossible to solve certain technical obstacles to the transmission of voice conversations over a packet network with the same quality and reliability of a circuit network. For example, delays or gaps in the timing of a message are typically not as critical to data transmissions as they are to voice conversations. The nature of packet-switching makes it difficult to prevent such delays or gaps as well as to repair such defects in a way that does not degrade the quality of a voice conversation. If this problem is not solved, the convergence of circuit and packet networks may never fully occur or may occur at a much slower rate than we anticipate. It may also be difficult or time-consuming for the industry to agree to standards incorporating any one solution to such technical issues if such a solution does exist. Without uniform standards, substantial convergence of circuit and packet networks may not occur.

      We cannot accurately predict when these technical problems will be solved, when uniform standards will be agreed upon or when market acceptance of such products and services will occur. Convergence may, however, take much longer than we expect or, as noted above, not fully occur at all. Moreover, uncertainty regarding the technology or standards to be employed in converged networks may cause carriers to delay their purchasing plans.
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

The integration of the business operations of our acquisitions may not be successful.
      Our acquisitions and any future acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute shareholder value and significantly harm our operating results.
      During the last two years, we have engaged in a number of acquisitions, including our acquisition of a majority interest in Santera and our acquisitions of Taqua, Steleus and VocalData. Acquisitions are inherently risky and no assurance can be given that our previous or future acquisitions will be successful or will not materially and adversely affect our business, operating results or financial condition. We may not realize the expected benefits of an acquisition. We expect to continue to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. We may acquire additional businesses, products or technologies in the future. If we make any further acquisitions, we may issue stock that would dilute our existing shareholders’ percentage ownership or our earnings per share, incur substantial debt or assume contingent liabilities. We have limited experience in acquiring other businesses and technologies. Acquisitions involve numerous risks, including the following:

•	Problems or delays integrating or assimilating the acquired operations, technologies or products;

•	Unanticipated costs associated with the acquisition;

•	Diversion of management’s attention from our core business;

•	Adverse effects on existing business relationships with suppliers, contract manufacturers and customers;

•	Risks associated with entering markets in which we have no or limited prior experience; and

•	Potential loss of the acquired organization’s or our own key employees.
      We cannot assure you that we will be successful in overcoming problems in connection with our past or future acquisitions, and our inability to do so could significantly harm our assets acquired in such acquisitions, revenues and results of operations.

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
      We anticipate that competition will continue to intensify with the anticipated convergence of voice and data networks. We may not be able to compete effectively against existing or future competitors or to maintain or capture meaningful market share, and our business could be harmed if our competitors’ products and services provide higher performance, offer additional features and functionality or are more reliable or less expensive than our products. Increased competition could force us to lower our prices or take other actions to differentiate our products, which could adversely affect our operating results.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of one or more of these customers could adversely affect our operating results.
      Historically, a limited number of customers have accounted for a significant percentage of our Network Signaling revenues in each fiscal quarter. Less than 10% of our customers accounted for approximately 50% of our revenues in each of 2002, 2003 and 2004. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In 2004, Cingular, including our business with AT&T, represented approximately 17% of our annual revenues. Reductions, delays or cancellations of orders from one or more of our significant customers, including Cingular, or the loss of one or more of our significant customers in any period could have a material adverse effect on our operating results. In addition, the telecommunications industry has recently experienced a consolidation of both U.S. and non-U.S. companies. We also anticipate that the mix of our customers in each fiscal period will continue to vary. In order to increase our revenues, we will need to attract additional significant customers on an ongoing basis. Our failure to attract a sufficient number of such customers during a particular period could adversely affect our revenues, profitability and cash flow.

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
      We may be exposed to warranty and product liability claims if our products fail to perform as expected or the use of our products results in property damage or bodily injury. Products as highly complex as ours may contain undetected defects or errors when first introduced or as new versions are released, and those defects or errors may not be detected until deployment or long after a product has been deployed. Such defects or errors, particularly those that result in service interruptions or a failure of telecommunications networks or our signaling or switching products, could harm our customer relationships, business and reputation, and result in material warranty or product liability losses and there can be no assurances that our products will not have defects or errors. A warranty or product liability claim brought against us could result in costly, protracted, highly disruptive and time consuming litigation, which would harm our business. In addition, we may be subject to claims arising from our failure to properly service or maintain our products or to adequately remedy defects in our products once such defects have been detected. Although our agreements with our customers typically contain provisions designed to limit our exposure to potential warranty and product liability claims, it is possible that these limitations may not be effective under the laws of some jurisdictions, particularly since we have significant international sales. Although we maintain product liability insurance and maintain a warranty reserve, it may not be sufficient to cover all claims to which we may be subject. The successful assertion against us of one or a series of large uninsured claims would harm our business. Although we have not experienced any significant warranty or product liability claims to date with the exception of the claims asserted by Bouygues Telecom in its lawsuit filed in February 2005 (see Item 3 — Legal Proceedings), our sale and support of products entail the risk of these types of claims and subject us to such claims in the future.

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
      International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and duties, changes in a country’s political or economic conditions including military conflicts or political or social unrest, difficulties in staffing and managing foreign operations and distributors, longer accounts receivable cycles, differing technology standards and customer requirements, greater difficulty in accounts receivable collection, trade regulations, nationalization of business, economic instability and potentially adverse tax consequences. Doing business overseas is generally more costly than doing business in the United States. We sell our products worldwide through our direct sales forces, distributors and other resellers, wholly owned subsidiaries in the United Kingdom, Canada, France, Hong Kong, Italy, Germany, Brazil, Malaysia, Singapore, India, Spain, and Mexico, and representative offices in China and the Russian Federation. International sales of our products accounted for 18% in 2002, 17% in 2003 and 23% in 2004. Our international sales are to a limited extent denominated in local currencies while most of our international sales are U.S. dollar-denominated. We expect that international sales will continue to account for a significant portion of our revenues in future periods.
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
      We depend to a significant extent upon the continuing services and contributions of our senior management team and other key employees, particularly Fred Lax, our Chief Executive Officer and President, Lori Craven, our Executive Vice President and Chief Operating Officer, and Debra May, our Vice President and General Manager, Contact Center Division. We generally do not have long-term employment agreements or other arrangements with our employees that would prevent them from leaving Tekelec. Our future success also depends upon our ongoing ability to attract and retain highly skilled technical, sales and marketing personnel. Even with the continuing economic downturn, competition for these employees remains intense. Our business could suffer and it would be more difficult for us to meet our business plans and key objectives, such as timely product introductions, if we were to lose any key personnel and not be able to find qualified replacements in a timely manner or if we were unable to recruit and retain additional highly skilled personnel.

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
      During 2004, we outsourced a substantial portion of our manufacturing and repair service operations to independent contract manufacturers and other third parties. Our contract manufacturers typically manufacture our products based on rolling forecasts of our product needs that we provide to them on a regular basis. The contract manufacturers are responsible for procuring components necessary to build our products based on our rolling forecasts, build and assemble the products, test the products in accordance with our specifications and then ship the products to us. We configure the products to our customer requirements, conduct final testing and then ship the products to our customers. Although we currently partner with multiple major contract manufacturers, there can be no assurance that we will not encounter problems as we become increasingly dependent on contract manufacturers to provide these manufacturing services.
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
      We are vulnerable to downturns in the economy and the telecommunications industry and to adverse changes in our customers’ businesses and financial condition. The recent slowdown in the economy in general and in the telecommunications market in particular has weakened the financial condition of many of our customers, which has adversely affected their creditworthiness. Although we have programs in place to monitor and mitigate the associated risks, there can be no assurance that such programs will be effective in reducing our credit risks. We also continue to monitor credit exposure from weakened financial conditions in certain geographic regions, and the impact that such conditions may have on the worldwide economy. We have experienced losses due to customers’ failing to meet their obligations. Although these losses have not been significant, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

Business disruptions could adversely affect our business and financial results.
      Our operations could be subject to natural disasters and other business disruptions, which could adversely affect our business and financial results. Our corporate headquarters and some of our suppliers are located in California, near major earthquake faults. The ultimate impact on us and our significant suppliers of being located near major earthquake faults is unknown, but our business and financial results could suffer in the event of a major earthquake. In addition, some areas, including California and parts of the United States, have experienced, and may continue to experience, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or our customers. We are predominately self-insured for losses and interruptions caused by earthquakes, floods, and other natural or manmade disasters.

Item 2.	Properties.
      Our executive offices are located in Calabasas, California in facilities consisting of approximately 77,000 square feet. The lease on these facilities expired in November 2004 and we continue to occupy the facility on a month to month basis. We entered into a new lease agreement in December 2004 to relocate our corporate offices into smaller facilities as a result of our manufacturing restructuring more fully described in Note D. The smaller facility is approximately 38,000 square feet and is located in Westlake Village, California. We expect to move our executive offices into the new facility during the first half of 2005.
      We occupy a 155,000 square-foot facility in Morrisville, North Carolina under a lease expiring in November 2009. This facility is used primarily for engineering, product development, and principal manufacturing operations of our Network Signaling Group. An additional 161,000 square foot facility in Morrisville, North Carolina is maintained under a lease expiring in 2011. During 2004, customer service, regional sales and certain administrative departments were moved into this facility. Due to our planned expansion and growth, we expect to occupy additional space within this facility during the second half of 2005.
      Our IEX subsidiary leases a facility consisting of approximately 51,000 square feet in Richardson, Texas under a lease expiring in February 2013. The IEX facility is used for engineering, product development, customer support, and general administrative and sales activities for our contact center products.

      Our subsidiary in the United Kingdom occupies approximately 6,100 square feet in Egham under a lease expiring in March 2016.
      Our majority owned subsidiary, Santera, leases a facility of approximately 100,000 square feet in Plano, Texas under a lease expiring in August 2005. In December 2004, we entered a lease to occupy an additional 87,000 square feet in this facility expiring in November 2013. During 2005, our Taqua and Vocal Data operations will be consolidated into this facility.
      Our Taqua subsidiary leases a facility of approximately 142,000 square feet in Richardson, Texas under a lease expiring in December 2005 and a 15,000 square foot facility in Hyannis, Massachusetts under a lease expiring in July 2007. Our VocalData subsidiary leases a facility of approximately 20,000 square feet Richardson, Texas under a lease that expired in January 2005. VocalData will remain in this space on a month by month basis until they are relocated to the expanded facility in Plano Texas described above.
      Our Steleus subsidiary leases a facility of approximately 5,100 square feet in Westford, Massachusetts under a lease expiring in October 2007. Steleus also occupies approximately 58,000 square feet in France under leases expiring in February 2011 and September 2005.
      Our international subsidiaries, sales and customer service locations occupy an aggregate of approximately 13,000 square feet under short term leases in Sao Paulo, Brazil; Beijing, China; Singapore; St. Petersburg, the Russian Federation; Mexico City, Mexico; New Delhi, India; Amsterdam, the Netherlands; Madrid, Spain; Grisheim, Germany; Rome, Italy; Kuala Lumper, Malaysia; Trappes, France; Kowloon, Hong Kong; Ontario, Canada; and Tapei, Taiwan.
      Domestically, we have nine regional sales offices occupying an aggregate of approximately 8,500 square feet under short term leases in San Diego, California; Englewood, Colorado; Lombard, Illinois; Irving, Texas; Sunset Hills, Virginia; Mount Laurel, New Jersey; Miami, Florida and our Santera offices in Marietta, Georgia and Overland Park, Kansas.
      We believe that our existing facilities will be adequate to meet our needs at least through 2005, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

Item 3.	Legal Proceedings.
      From time to time, various claims and litigation are asserted or commenced against us arising from or related to contractual matters, intellectual property matters, product warranties and personnel and employment disputes. As to such claims and litigation, we can give no assurance that we will prevail. However, we currently do not believe that the ultimate outcome of any pending matters, other than possibly the Bouygues litigation as described below, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Bouygues Telecom, S.A., vs. Tekelec
      On February 24, 2005, Bouygues Telecom, S.A., a French telecommunications operator, filed a complaint against Tekelec in the United States District Court for the Central District of California seeking damages for economic losses caused by a service interruption Bouygues Telecom experienced in its cellular telephone network in November 2004. The amount of damages sought by Bouygues Telecom is $81 million plus unspecified punitive damages, and attorneys’ fees. In its complaint, Bouygues Telecom alleges that the service interruption was caused by the malfunctioning of certain virtual home location register (HLR) servers (i.e., servers storing information about subscribers to a mobile network) provided by Tekelec to Bouygues Telecom.
      Bouygues Telecom seeks damages against Tekelec based on causes of action for product liability, negligence, breach of express warranty, negligent interference with contract, interference with economic advantage, intentional misrepresentation, negligent misrepresentation, fraudulent concealment, breach of fiduciary duty, equitable indemnity, fraud in the inducement of contract, and unfair competition under California Business & Professionals Code section 17200. Although Tekelec is currently evaluating the claims asserted by Bouygues Telecom, Tekelec intends to defend vigorously against the action and believes Bouygues Telecom’s claims could not support the damage figures alleged in the complaint. At this stage of the litigation, management cannot assess the likely outcome of this matter and it is possible that an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
IEX Corporation vs. Blue Pumpkin Software, Inc.
      In January 2001, IEX Corporation, a wholly owned subsidiary of Tekelec (“IEX”), filed suit against Blue Pumpkin Software, Inc., in the United States District Court for the Eastern District of Texas, Sherman Division. In its complaint, IEX asserts that certain of Blue Pumpkin’s products and services infringe United States Patent No. 6,044,355 held by IEX. In the suit, IEX seeks damages and an injunction prohibiting Blue Pumpkin’s further infringement of the patent. In February 2001, Blue Pumpkin responded to IEX’s suit denying that Blue Pumpkin infringes IEX’s patent and asserting that such patent is invalid. Blue Pumpkin filed a motion for summary judgment of non-infringement, and the district court granted that motion. IEX appealed that ruling, and in February 2005 the Federal Circuit Court of Appeals reversed the decision of the district court and remanded the case for further proceedings. A date for trial has not yet been set. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.
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
      Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue. Several Arizona lawsuits, including the lawsuit in which Tekelec is a named defendant, involve the same patents and have been stayed pending a non-appealable resolution of a lawsuit involving the same patents in the United States District Court for the District of Nevada. On January 23, 2004, the Court in the District of Nevada case issued an Order finding that certain Lemelson patents covering bar code technology and machine vision technology were: (1) unenforceable under the doctrine of prosecution laches; (2) not infringed by any of the accused products sold by any of the eight plaintiffs; and (3) invalid for lack of written description and enablement. In September 2004, Lemelson filed its appeal brief with the Court of Appeals for the Federal Circuit for the related Nevada litigation, and in December 2004, the Defendants in the related Nevada litigation filed their reply brief. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.
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

Item 4.	Submission of Matters to a Vote of Security Holders.
      Inapplicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock is traded on The Nasdaq Stock Market under the symbol TKLC. The following table sets forth the range of high and low closing sales prices for the common stock for the periods indicated. As of March 1, 2005, there were 573 record shareholders of Tekelec common stock. This number does not include shareholders for whom shares are held in “nominee” or “street name.”

	High	Low

2003
First Quarter	$12.06	$8.04
Second Quarter	14.29	8.72
Third Quarter	18.08	11.34
Fourth Quarter	18.00	14.68
2004
First Quarter	$21.25	$15.46
Second Quarter	18.65	15.30
Third Quarter	19.86	15.90
Fourth Quarter	25.76	17.17
      We have never paid a cash dividend on our common stock. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data.
      The statement of operations data included in the selected consolidated financial data set forth below for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data set forth below at December 31, 2004 and 2003 are derived from, and are qualified in their entirety by reference to, our audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The statement of operations data set forth below for the years ended December 31, 2001 and 2000 and the balance sheet data set forth below at December 31, 2002, 2001 and 2000 are derived from our audited consolidated financial statements, which are not included herein. The statements of operations data set forth below are adjusted to reflect the sale of our Network Diagnostics Division (“NDD”) in August 2002, which was accounted for as a discontinued operation. Accordingly, the historical statements of operations data for periods prior to the sale have been revised to reflect NDD as a discontinued operation. For the year ended December 31, 2003, the statement of operations data set forth below reflects the financial results of Santera after the date of acquisition, June 10, 2003, less minority interest. The December 31, 2003 and 2004 balance sheet data includes the accounts of Santera. For the year ended December 31, 2004, the statement of operations data set forth below reflects the financial results of Taqua after the date of acquisition, April 8, 2004, the results of VocalData after the date of acquisition, September 20, 2004, and the results of Steleus after the date of acquisition, October 14, 2004. The December 31, 2004 balance sheet includes the accounts of Taqua, VocalData and Steleus.
Five-Year Selected Financial Data

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(Thousands, except per share data)
Statement of Operations Data:
Revenues	$397,072	$263,700	$260,341	$249,369	$252,327
Income (Loss) from continuing operations before provision for income taxes	48,979	8,967	24,054	(488)	21,754
Income (Loss) from continuing operations	36,373	15,159	15,914	(6,610)	6,228
Income (Loss) from discontinued operation, net of income taxes	—	—	(3,308)	(289)	6,668
Gain on sale of discontinued operation, net of income taxes	—	3,293	28,312	—	—
Net income (loss)	36,373	18,452	40,918	(6,899)	12,896
Earnings (Loss) per share from continuing operations:
Basic	$0.58	$0.25	$0.26	$(0.11)	$0.11
Diluted	0.53	0.24	0.26	(0.11)	0.10
Earnings (Loss) per share from discontinued operation:
Basic	$—	$—	$(0.05)	$(0.01)	$0.11
Diluted	—	—	(0.05)	(0.01)	0.10
Earnings per share from gain on sale of discontinued operation:
Basic	$—	$0.05	$0.47	$—	$—
Diluted	—	0.05	0.46	—	—
Earnings (Loss) per share:
Basic	$0.58	$0.30	$0.68	$(0.12)	$0.22
Diluted	0.53	0.29	0.67	(0.12)	0.20
Weighted average number of shares outstanding:
Basic	63,131	61,163	60,358	59,574	57,823
Diluted	72,683	62,911	61,386	59,574	64,123
Balance Sheet Data (at December 31):
Cash and liquid investments	$276,982	$339,359	$309,830	$225,956	$151,308
Working capital	200,002	135,039	187,912	185,168	218,935
Total assets	781,643	614,933	525,683	484,404	458,524
Long-term liabilities	146,851	132,051	145,098	137,929	136,050
Shareholders’ equity	428,998	328,811	302,007	248,822	237,597

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

      Our logo, EAGLE, IP7 Secure Gateway, TALI, G-Flex, IP7, IP7 Edge, and G-Port are registered trademarks of Tekelec. Qore, TekWare, TekServer, ASi 4000, and VXi are trademarks of Tekelec. IEX, Total View, TotalNet, TeleStar and Expedite are registered trademarks of IEX. Santera, SanteraOne and S Santera are registered trademarks of Santera, our majority owned subsidiary. BoX, NetScan, OneReach, OFX, Open Feature Exchange and Broadband Office Exchange are trademarks of Santera, our majority owned subsidiary. Taqua, Taqua Systems and OCX are registered trademarks of Taqua. Telassist, Compass, EFX, EFX Server, Courier, Temaworks, Meritus, IX and ICOn are trademarks of Taqua. VocalData and We Talk Data are registered trademarks of VocalData. Steleus is a registered trademark of Steleus.
Overview
      Tekelec is a developer of next-generation switching and signaling telecommunications products and services, network performance management technology, business intelligence and value-added applications. Tekelec’s innovative products and services are widely deployed in traditional and next-generation wireline and wireless networks and contact centers worldwide. Our corporate headquarters are located in Calabasas, California with research and development facilities and sales offices throughout the world. For more information, please visit www.tekelec.com.
      Our company and products are organized according to our four major operating groups: the Network Signaling Group, the Switching Solutions Group, the Communications Software Solutions Group, and the IEX Contact Center Group. These operating groups were created principally as a result of a product rebranding initiative and reorganization of management currently underway following our recent acquisitions of Taqua, VocalData and Steleus. First, our network signaling product line has become the Network Signaling Group; second, our next-generation product line has become the Switching Solutions Group; third, a new Communications Software Solutions Group comprised of Steleus products as well as certain of our existing business intelligence applications and other network element independent solution products that were formerly included in the network signaling product line was created; and fourth, our contact center product line has become the IEX Contact Center Group.
      Network Signaling Group (formerly Network Signaling). Our Network Signaling Group products help direct and control voice and data communications. They enable carriers to control, establish and terminate calls. They also enable carriers to offer intelligent services, which include any services other than the call or data transmission itself. Examples include familiar products such as voice messaging, toll free calls (e.g., “800” calls), prepaid calling cards, text messaging and local number portability.
      Our Network Signaling Group products include the Tekelec EAGLE® 5 Signaling Application System, Tekelec 1000 Application Server, Tekelec 500 Signaling Edge, the Short Message Gateway, and the SIP to SS7 Gateway. During the fourth quarter of 2004, certain network signaling products, including Sentinel, were combined with Steleus resources to become the basis of our new Communications Software Solutions Group.
      Switching Solutions Group (formerly Next-Generation Switching). Our Switching Solutions Group products are focused primarily on creating and enhancing next-generation voice switching products and services for both traditional (TDM-based) and new (Packet-based) Class 4, Class 5, and wireless applications. The switching portion of a network carries and routes the actual voice or data comprising a “call.”
      The Switching Solutions Group comprises our Santera, Taqua, and VocalData switching solutions portfolio. Santera’s portfolio of switching products and services allows network service providers to migrate their network infrastructure from circuit-based technology to packet-based technology. Circuit-based switching is largely based upon the Time Division Multiplexing (or “TDM”) protocol standard, in which the electronic signals carrying the voice message traverses the network following a dedicated path, or circuit, from one user to the other. Packet-based switching, however, breaks down the voice message into packets. These packets then individually traverse the network, often taking separate paths, and are then reassembled on the other side of the network prior to delivery to the recipient. Packet-based switching may utilize one of many protocols, the most common of which are Asynchronous Transfer Mode (or “ATM”) and Internet Protocol (or “IP”). Voice transported using the IP protocol is often referred to as Voice over IP (or “VoIP”).

      Over the last two years, a generally improving economy and improved capital market conditions contributed to a broad turnaround in the financial condition of many telecom equipment providers. While wireline service providers generally continued to experience access line losses and flat to declining revenues, wireless service providers experienced strong subscriber growth and increased end-user adoption of wireless data services and applications. In order to improve their competitive position relative to their wireless competitors, and in order to lower operating costs, a number of the world’s largest carriers, commonly referred to as Tier 1 Carriers, or carriers that typically have operations in more than one country and own and operate their own physical networks, announced their intentions or definitive plans to implement packet-switching technology, generally referred to as Voice over Internet Protocol (VoIP). These factors combined to allow equipment suppliers focused on wireless infrastructure and VoIP infrastructure to perform particularly well. Dell’Oro, a market research firm specializing in IP telephony market data said revenues from IP telephony carrier equipment, including softswitches, media gateways, and hybrid media gateway softswitches, grew to $1.6 billion in 2004, a 26 percent increase over 2003. Dell’Oro noted that the top three vendors in 2004, in order from one to three, were Nortel, Sonus Networks Inc. and Tekelec. Industry analysts are projecting that implementation of packet-switching technology will increase again in 2005.
      Our Switching Solutions Group products include Santera’s product portfolio consisting of the Tekelec 3000 MGC and the Tekelec 8000 MG, a carrier-grade, integrated voice and data switching solutions which delivers applications like IXC tandem, Class 4/5, PRI offload, packet/cell switching and Voice over Broadband services. Taqua’s product portfolio, included in the Switching Solutions Group, includes the Tekelec 200 APS, Tekelec 700 LAG, and Tekelec 7000 C5. VocalData’s IP Centrex application server is being integrated into the Switching Solutions Group business unit.
      Communications Software Solutions Group. Our communications software products and services provide intelligent network services such as calling name, outbound call management, inbound call management and a service creation environment. Our products also enable intelligent network services such as revenue assurance, monitoring, network optimization, quality of service and marketing intelligence applications. The Communications Software Solutions Group is comprised of Steleus products as well as certain existing business intelligence applications and other products that were formally included in the Network Signaling Group product line.
      IEX Contact Center Group (formerly Contact Center). Our IEX Contact Center Group provides workforce management and intelligent call routing systems for single- and multiple-site contact centers. We sell our products primarily to customers in industries with significant contact center operations such as financial services, telecommunications and retail. Our IEX Contact Center product line includes the TotalView Workforce Management.
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
      During the third quarter of 2003, an additional $3.3 million gain on the sale of NDD was recognized based on post closing adjustments, including working capital, resulting from the final settlement with Catapult in accordance with the asset purchase agreement. In September 2004, the notes matured and we exercised the conversion option of the notes into 1.1 million shares of Catapult common stock at the conversion rate of

62.50 shares of Catapult common stock per $1,000 principal. In September 2004, we sold our Catapult shares resulting in a pretax gain of approximately $2.2 million.
      In April 2004, we completed our acquisition of Taqua, Inc., a privately held provider of next-generation packet-switching systems, located in Richardson, Texas. (See Note B — Acquisitions). Taqua offers a portfolio of circuit and IP voice switching products and services, including next-generation packet Class 5 switches, intelligent line access gateways, application servers, and an element management system. In addition, Taqua offers a suite of professional services including network design and capacity planning, as well as installation and cutover services. Taqua products became part of our Switching Solutions Group in the second quarter of 2004.
      In September 2004, we completed the acquisition of all of the outstanding shares of capital stock of privately held VocalData. (See Note B — Acquisitions) VocalData is a provider of hosted Internet protocol (IP) telephony applications that enable the delivery of advanced telecom services and applications to business and residential customers. As a result of the acquisition, VocalData is the surviving corporation and a wholly owned subsidiary of Tekelec. Following our acquisition of VocalData, its products became part of our Switching Solutions Group.
      In October 2004, we completed the acquisition of Steleus Group Inc. (“Steleus”), a real-time performance management company that supplies network-related intelligence to telecommunications operators (See Note B — Acquisitions). Steleus was combined with certain existing Tekelec Sentinel and other business intelligence applications, such as billing verification, and other network element-independent applications during the fourth quarter of 2004 to form our new Communications Software Solutions Group. The acquisition represented our ongoing strategy to offer more value-added applications to our customers and to further enhance and differentiate our switching products and services and signaling product offerings. Steleus products enable operators to monitor their service and network performance as they transition from circuit to packet technology, helping to speed up the implementation of packet networks, while lowering the risk. They also enable operators to access critical business data such as call volumes, subscriber behavior and traffic types and volumes.

Critical Accounting Policies and Estimates
      Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to revenue recognition, allowance for doubtful accounts, inventories, impairment of investments, notes receivable, deferred taxes and impairment of goodwill and long — lived assets, product warranty, and contingencies and litigation. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
      We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•	Revenue Recognition Policy. Revenues are derived from sales of network signaling, contact center, switching solutions and communications software solutions products and services. Revenues are recognized upon the transfer of title, generally at the time of shipment to the customer’s final site and satisfaction of related Company obligations, if any, provided that persuasive evidence of an arrangement exists, the fee is fixed and determinable and collectability is deemed probable. For certain products, our sales arrangements include acceptance provisions which are based on our published specifications. Revenue is recognized upon shipment of these products assuming all other revenue recognition criteria are met, provided that we have previously demonstrated that the product meets the specified criteria and has established a history with substantially similar transactions. Revenue is deferred for sales arrangements that include customer-specific acceptance provisions where we are unable to reliably demonstrate that the delivered product meets all of the specified criteria until customer acceptance is obtained. Revenues associated with multiple-element arrangements are allocated to each element based on vendor specific objective evidence of fair value. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of revenue recognition. Revenues associated with installation services, if provided, are deferred based on the fair value of such services and are recognized upon completion. Revenue is recognized for extended warranty and maintenance agreements ratably over the contract term. Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

•	Allowance for Doubtful Accounts. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Inventories. Inventory levels are based on projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories. On an ongoing basis inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory write downs may be required. Estimates could be influenced by sudden decline in demand due to economic downturn, rapid product improvements and technological changes.

•	Investments. Our marketable securities are classified as available-for-sale securities and are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders’ equity. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. To date, we have had no such other-than-temporary declines below cost basis. At December 31, 2004 and 2003, net unrealized gains or losses on available-for-sale securities were not significant. We utilize specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are reported in other income and expense, and were not significant for 2004, 2003 and 2002.

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

•	Convertible Notes Receivable. As a result of the sale of our NDD business to Catapult Communications, Inc. in August 2002, we recognized a receivable at the estimated fair value determined with the assistance of a third party appraisal. The fair value was computed by discounting the face value amount to present value using a fair value rate of interest and then determining the fair value of the conversion option using the Black-Scholes valuation model. The fair value was amortized to the redemption value as of the date of maturity. See Note C — Disposition of Network Diagnostics Business.

•	Deferred Taxes. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. We have provided an $82.3 million valuation allowance against the deferred tax assets of Santera, due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Realization of the remaining deferred tax assets of $61.6 million is dependent on the amount of our income in carryback years and on our generating sufficient taxable income in the future. Should it be determined that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

•	Goodwill and Purchased Intangible Assets. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price paid to the fair value of the net tangible assets and intangible assets acquired, including in-process research and development (“IPR&D”). The amounts and useful lives assigned to identifiable intangible assets impact future amortization and the amounts assigned to IPR&D are expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

•	Impairment of Goodwill and Other Long-Lived Assets. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminated the amortization of goodwill. Instead, goodwill is reviewed for impairment at least annually thereafter. In connection with our performance of the impairment tests, we obtained valuations of our individual reporting units from an independent third-party valuation firm. The valuation methodologies included, but were not limited to, estimated net present value of the projected cash flows of these reporting units. As a result of these impairment tests, we determined that there was no goodwill impairment in 2003 or 2004. If actual results are substantially lower than our projections underlying these valuations, or if market discount rates increase, this could adversely affect our future valuations and result in future impairment charges.

We assess potential impairment of our finite lived, intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances indicate that their carrying value may not be recoverable. Reviews are performed to determine whether the carrying value of assets is impaired based on a comparison to the undiscounted estimated future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted estimated future cash flows. The amount of impairment would be recognized as the excess of the asset’s carrying value over its fair value. Events or changes in circumstances which may cause impairment include: significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected future operating results.

•	Product Warranty. We generally warrant our products against defects in materials and workmanship for one year after sale and provide for estimated future warranty costs at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	Leases. At the time a lease is entered, we determine the classification of the lease as either a capital lease or an operating lease based on the factors listed in SFAS 13. Our lease terms generally range from one month to ten years with rent expense recorded on a straight line basis for financial reporting. We include all applicable rent escalations and abatements in our deferred rent amortization. All of our operating leases are for a fixed period of time with pre-determined rent escalations.

•	Leasehold Improvements. If, at any time during our tenancy, we elect to construct or otherwise invest in leasehold improvements to the property, we capitalize the improvements. Leasehold improvements are amortized over the shorter of the useful life of the improvement, or the original lease term.

•	Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.
Results of Operations
      The following table sets forth, for the periods indicated, the percentages that statement of operations items bear to total revenues:

	Percentage of
	Revenues
	for the Years Ended
	December 31,

	2004	2003	2002

Revenues	100.0%	100.0%	100.0%
Cost of goods sold	25.6	22.3	25.6
Amortization of purchased technology	2.3	4.2	3.9

Gross Profit	72.1	73.5	70.5
Research and development	24.7	27.8	22.9
Selling, general and administrative	38.2	39.6	36.9
Acquired in-process research and development	3.6	1.1	—
Amortization of intangible assets	0.6	0.7	0.6
Restructuring	0.4	—	—

Income from operations	4.6	4.3	10.1
Interest and other income (expense), net	7.8	(1.0)	(0.9)

Income from continuing operations before provision for income taxes	12.4	3.3	9.2
Provision for income taxes	8.4	5.1	3.1

Income (Loss) before minority interest	4.0	(1.8)	6.1
Minority interest	5.2	7.5	—

Income from continuing operations	9.2	5.7	6.1
Loss from discontinued operation, net of income taxes	—	—	(1.3)
Gain on sale from discontinued operation, net of income taxes	—	1.3	10.9

Net income	9.2%	7.0%	15.7%

      The following table sets forth, for the periods indicated, the revenues by principal product line as a percentage of total revenues:

	Percentage of
	Revenues
	for the Years Ended
	December 31,

	2004	2003	2002

Network Signaling Group	72%	77%	79%
Switching Solutions Group	14	4	—
Communications Software Solutions Group	4	5	6
IEX Contact Center Group	10	14	15

Total	100%	100%	100%

      The following table sets forth, for the periods indicated, the revenues by geographic territory as a percentage of total revenues:

	Percentage of
	Revenues
	for the Years Ended
	December 31,

	2004	2003	2002

North America	77%	83%	82%
Europe, Middle East and Africa	10	9	12
Caribbean and Latin America	7	4	2
Asia Pacific	6	4	4

Total	100%	100%	100%

2004 Compared with 2003
      Revenues. Our revenues increased by $133.4 million, or 51%, during 2004 due primarily to the increased sales of $82.1 million from our Network Signaling Group and due secondarily to additional sales of $43.4 million from the Switching Solutions Group.
      Revenues from network signaling products and services increased by $82.1 million, or 40%, due mainly to increased sales of Eagle STP upgrades and extensions of $48.1 million and to $23.6 million increased sales of Eagle STP initial systems.
      Revenues from switching solutions products for 2004 increased $43.4 million, reflecting the addition of sales of switching solutions products for the full year in 2004 compared to six months in 2003 following the acquisition of a majority interest in Santera in June of 2003, $5.1 million in sales of Taqua products and services following the April 2004 acquisition of Taqua and $1.6 million in sales of VocalData products and services following the September 2004 acquisition of VocalData. (See Note B — Acquisitions).
      Revenues from contact center products increased by $5.7 million, or 16%, as a result of increased sales of $3.9 million from the TotalView product and an increase of $2.6 million from TotalView service contracts partially offset by lower sales of TotalNet product and services.
      Revenues in North America increased by $88.5 million, or 40%, due primarily to a $41.2 million increase in revenues from STP products and services and secondarily to a $32.7 million increase in sales of our Santera switching products. Revenues in the EMEA region increased by $17.1 million, or 74%, due primarily to an $11.5 million increase in sales of Eagle STP products and secondarily to the addition of Steleus revenues of $2.2 million. CALA region’s revenues increased $17.7 million, or 164%, due primarily to $17.2 million in higher sales of STP products. Revenues in the Asia Pacific region increased $10.1 million, or 90%, due primarily to a $4.8 million increase in sales of STP products and services and secondarily to increased sales of Santera of $3.2 million.
      We believe that our future revenue growth depends in large part upon a number of factors affecting the demand for our signaling and switching products. Regarding our signaling products, domestically, we derive the majority of our signaling revenue from wireless operators, as wireless networks generate significantly more signaling traffic than wireline networks and, as a result, require significantly more signaling infrastructure. Factors that increase the amount of signaling traffic generated on a wireless network, that we believe result in increased demand for our signaling products include; the growth in the number of subscribers, the number of calls made per subscriber, roaming, and the use of advance features, such as text messaging. Internationally, in addition to the factors affecting our domestic sales growth described above, Eagle signaling product revenue growth depends on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor, and our ongoing ability to meet the signaling requirements of the newly acquired customers. Regarding our switching products, future revenue growth, both domestically and internationally, depends on the increasing adoption and deployment of packet-switching technology. As a result of the expansion of our product portfolio and our strategy of providing our customers with integrated products and services, the way that we recognize revenues in the future may be impacted. In the event that we sell integrated products and service that we cannot separate into multiple elements due to the inability to establish vendor-specific objective evidence, we will not be able to recognize revenue until all of the products and services are completely delivered.
      Gross Profit. Gross profit as a percentage of revenues decreased to 72.1% in 2004 compared with 73.5% in 2003. In 2004, the percentage of network signaling revenue decreased as a percentage of the total revenue from 77% in 2003 to 72% in 2004. Network signaling margins are typically higher than the other operating segments. Changes in the following factors, among others, may affect gross profit: product and distribution channel mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal manufacturing capabilities and efficiencies; foreign currency fluctuations; pricing pressure as we expand internationally; and general economic conditions.
      We believe that as our product revenue mix will change to include a higher proportion of our lower margin switching solutions products and our geographic revenue mix may change to include a higher proportion of lower margin international business. If such change or changes occur, our overall margins may decline. Pricing competition in the VoIP space has been intense and we believe the competitive environment will impact our margins in the next-generation switching business. In the international markets, we face similar competitive pressures which may also cause a decline in the overall margins.
      Research and Development. Research and development expenses increased overall by $24.9 million, or 33.9%, and decreased as a percentage of revenues to 24.7% in 2004 from 27.8% in 2003. These dollar increases were due primarily to an increase in salary and related expenses attributable to increases in personnel following our acquisition of a majority interest in Santera, our April 2004 acquisition of Taqua, our September 2004 acquisition of VocalData, and our October 2004 acquisition of Steleus (See Note B — Acquisitions).
      We intend to continue to make substantial investments in product and technology development, and we believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $47.5 million, or 45.6%, and decreased as a percentage of revenues to 38.2% in 2004 from 39.6% in 2003. The increases were due primarily to additional costs related to our June 2003 acquisition of a majority interest in Santera, our April 2004 acquisition of Taqua and our September 2004 acquisition of VocalData (See Note B — Acquisitions) and secondarily to an increase in commission expense due to an increase in sales.
      Acquired In-Process Research and Development. Acquired in-process research and development (“IPRD”) represents the amount of IPRD determined with the assistance of a third party appraiser as part of the purchase price allocation for each acquired entity. IPRD was valued using a discounted cash flow approach commonly known as the “excess earnings” approach. IPRD that had not yet reached technological feasibility and had no alternative future use was written off at the time of acquisition. IPRD expense of $14.2 million represents the write-off of $8.0 million of acquired IPRD related to our Taqua acquisition, $2.4 million related to our acquisition of VocalData and $3.8 million related to our acquisition of Steleus. Acquired IPRD expense of $2.9 million in 2003 represents the write-off of IPRD related to our acquisition of majority interest in Santera (See Note B — Acquisitions).
      Restructuring Charges. In January 2004, we announced a cost reduction initiative that resulted in restructuring charges of $1.7 million for 2004, including $874,000 in termination costs, $98,000 in retention bonuses, and $694,000 in relocation costs. These charges relate to our implementation of a global strategic manufacturing plan which includes outsourcing substantially all of our manufacturing operations and relocating our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. During 2004, approximately 23 positions were eliminated as a result of this restructure. Additional restructuring charges are likely to be incurred into the first half of 2005, as a result of these actions and will relate to general corporate expenses (See Note D — Restructuring Costs).

      Amortization of Intangible Assets. Amortization of intangible assets in 2004 increased by $605,000 to $2.5 million. This increase was due to the increase in intangible assets related to our 2004 acquisitions of Taqua, VocalData and Steleus (See Note B — Acquisitions).
      Interest Income and (Expense). Interest expense decreased by $4.3 million, or 49%, due to the June 2003 issuance of our new convertible debt which carries a yield-to-maturity at issue of 2.25% compared to the former convertible debt yield-to-maturity at issue of 6.75%. The former convertible debt was redeemed in July 2003. Interest income decreased by $1.6 million, or 25%, due to lower cash balances due to our recent acquisitions of Taqua, VocalData and Steleus and additional capital contributions to Santera (See Note B — Acquisitions) and to lower interest rates in 2004 compared to 2003.
      Gain on Sale of Catapult Stock. In 2002 we sold our NDD division to Catapult Communications Corporation (“Catapult”) for $59.8 million consisting $42.5 million in cash and convertible promissory notes (“Notes”) valued at $17.3 million. We exercised our option to convert the Notes into Catapult common stock in September 2004. The conversion rate was 62.50 shares of Catapult common stock per $1,000 in principal based on the original conversion agreement. In September 2004, we sold our Catapult shares resulting in a pretax gain of approximately $2.2 million.
      Gain on Sale of Investment in Privately Held Company. In August 2004 following the acquisition of Telica by Lucent Technologies Inc. (“Lucent”), we received freely tradable common stock of Lucent in exchange for our investment in Telica, resulting in a pre-tax gain of $7.9 million, which is included in other income in the accompanying consolidated statement of operations. The $7.9 million pre-tax gain reflects an adjustment made in the fourth quarter ended December 31, 2004 for a $2.0 million pre-tax decrease in the gain on sale of investment in privately held company recorded in the third quarter ended September 30, 2004. The adjustment relates to 643,000 shares held in escrow, which were incorrectly marked to fair value, included in short-term investments, and included as part of the gain that was recognized in the quarter ended September 30, 2004. As these shares are considered contingently issuable, they should not have been so recognized, and we have recorded a reduction in the gain of $2.0 million, a reduction in short term investments of $2.0 million, and the elimination of the related tax effects of $697,000 in the quarter ended December 31, 2004. These adjustments are reflected in the 2004 financial statements.
      In September 2004, we sold 5.8 million of our shares of Lucent stock for proceeds of approximately $17.9 million. We can receive up to an additional 643,000 shares of Lucent stock held in escrow pending the resolution of acquisition-related indemnifications made by Telica to Lucent. The shares are anticipated to be released from escrow beginning 18 months from the acquisition date. We may recognize additional gains when and if these shares are released from escrow.
      Gain on Warrants in Privately Held Company. In December 2004, following the acquisition of Spatial Communications Technologies (“Spatial”) by Alcatel, Santera, our majority owned subsidiary, exercised warrants convertible into 1,363,380 shares of freely tradable Alcatel shares valued at $14.91 per share. As a result of this transaction, Santera recognized a gain of $20.3 million which is included in other income in the accompanying consolidated statement of operations. The Alcatel shares are included in short-term investments in the accompanying consolidated balance sheet. In addition, we can receive up to an additional 185,513 shares of Alcatel held in escrow pending the resolution of acquisition-related indemnifications made by Spatial to Alcatel. The shares are anticipated to be released from escrow beginning 12 months from the acquisition date. We may recognize additional gains when and if these shares are released from escrow.
      Provision for Income Taxes. Provisions for income taxes for 2004 and 2003 were $33.3 million and $13.6 million, respectively, and reflected the effect of non-deductible acquisition-related costs and amortization, partially offset by a benefit of $2.3 million and $3.1 million, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Our provision for income taxes does not include any benefit from the losses generated by Santera because it’s losses cannot be included on our consolidated federal tax return inasmuch as our ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations, and a full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from

Santera’s tax attributes in future tax returns. Our effective tax rate was 68.0% for 2004 and 151.7% for 2003 and includes 32.3% in 2004 and 117.7% in 2003 relating to acquisition related items and the results of Santera. Excluding the effect of these acquisition-related items and the operating results of Santera, our effective tax rate was 35% and 34% in 2004 and 2003, respectively, and represented federal, state and foreign taxes on our income, reduced primarily by research and development credits, foreign tax credits and other benefits from foreign sourced income. We expect that our effective tax rate, excluding the effect of acquisition-related items and the operating results of Santera, will remain relatively consistent with and within the range of the effective tax rates in prior years. Changes in the tax rate can be affected by changes in the mix of international sales and changes in the amount of the research and development and other credits.
      Minority Interest. Minority interest represents the losses of Santera allocable to Santera’s minority stockholders. The net income and losses of Santera are allocated between Tekelec and the minority interest based on their relative interests in the equity of Santera and the related liquidation preferences. This approach requires net losses to be allocated first to the Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent net income will be allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income will then be allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and then to common stock in proportion to their relative ownership interests in the equity of Santera. The loss allocated to minority interest of Santera for 2004 was computed as follows (dollars in thousands):

Santera net loss (includes amortization of intangibles of $4,291)	$33,418
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%

Net loss allocated to minority interest	$20,719

      Net income. Net income of $36.4 million for the year ended 2004 was comprised mainly of net operating income of $18.1 million as a result of increased sales in 2004 as compared to 2003 of $133.4 million, partially offset by increased operating expense in 2004 as compared to 2003 resulting from our acquisitions of Santera, Taqua, VocalData and Steleus, the add back of the losses attributed to the minority interest of Santera of $20.7 million and gains on investments of privately-held companies of $28.2 million.

2003 Compared with 2002
      Revenues. Our revenues increased by $3.4 million, or 1%, during 2003 due to the addition of $11.5 million of sales from our switching solutions products partially offset by lower sales in both our network signaling and contact center operating segments.
      Revenues from switching solutions products for 2003 were $11.5 million, reflecting the addition of sales of next-generation products following our June 2003 acquisition of a majority interest in Santera. (See Note B — Acquisitions).
      Revenues from network signaling products decreased by $2.2 million, or 1%, due primarily to lower sales of $12.9 million from Eagle STP products, partially offset by $10.5 million of higher revenues from service agreements. Eagle STP product sales decreased in 2003 as a result of customers increasing the capacity of their existing STP nodes by purchasing extensions rather than initial systems.
      Revenues from contact center products decreased by $3.0 million, or 8%, primarily as a result of $2.0 million in decreased sales of TotalView product and services. The decrease in the revenues was attributable primarily to a reduction in information technology capital spending and increasing competition in the industry.
      Revenues from Sentinel products, which became a part of our Software Solutions Group as a result of our acquisition of Steleus in October 2004, decreased by $2.9 million, or 18% in 2003. We have reclassified the financial results related to these products to the Communications Software Solutions Group.

      Revenues in North America increased by $4.1 million, or 2%, due primarily to increased revenues of $8.6 million from upgrades, extension sales and revenues from service agreements offset partially by $4.4 million of lower Eagle STP initial systems sales. Revenues in the EMEA region decreased by $7.2 million, or 24%, due primarily to a decrease in sales of Eagle STP products partially offset by higher network signaling maintenance revenue. The CALA and Asia Pacific regions revenue increased by $6.5 million, or 41%, due primarily to an increase in sales of our Eagle STP products.
      Gross Profit. Gross profit as a percentage of revenues increased to 73.5% in 2003 compared with 70.5% in 2002. The increase in gross margins was due primarily to a higher proportion of sales of Eagle STP upgrades and extensions and service agreements, which typically carry higher margins. Sales of Eagle STP upgrades and extensions and service agreements were approximately 65% of network signaling revenues in 2003 as compared to 50%, in 2002.
      Research and Development. Research and development expenses increased overall by $13.6 million, or 22.7%, and increased as a percentage of revenues to 27.8% in 2003 from 22.9% in 2002. These increases were due primarily to an $11.4 million of increase in salary and related expenses attributable to additional personnel and our acquisition of a majority interest in Santera (See Note B — Acquisitions).
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8.3 million, or 8.6%, and increased as a percentage of revenues to 39.6% in 2003 from 36.9% in 2002. The increases were due primarily to the inclusion of Santera’s selling, general and administrative expense following our acquisition of a majority interest in Santera (See Note B — Acquisitions), which accounted for an $11.8 million increase, offset by a $3.4 million reduction of variable compensation costs.
      Acquired In-Process Research and Development. Acquired in-process research and development (“IPRD”) represents the amount of IPRD determined with the assistance of a third party appraiser as part of the purchase price allocation for Santera. IPRD was valued using a discounted cash flow approach commonly known as the “excess earnings” approach. IPRD that had not yet reached technological feasibility and had no alternative future use was written off at the time of acquisition. Acquired in-process research and development expense (“IPRD”) of $2.9 million in 2003 represents the write-off in the second quarter of acquired in-process research and development related to the Santera acquisition (See Note B — Acquisitions).
      Amortization of Intangible Assets. Amortization of intangible assets in 2003 increased by $300,000 to $1.9 million. This increase was due to the increase in intangible assets related to our acquisition of a majority interest in Santera (See Note B — Acquisitions).
      Interest and Other Income (Expense), net. Interest expense decreased by $373,000, or 4%, due primarily to the June 2003 issuance of our new convertible debt which carries a yield-to-maturity rate of 2.25% compared to the former convertible debt yield to maturity rate of 6.75%. The former convertible debt was redeemed in July 2003. Interest income decreased to $426,000, or 6%, due to lower interest rates in 2003 compared to 2002.
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
      Minority Interest. Minority interest represents the losses of Santera allocable to Santera’s minority stockholders. The net income and losses of Santera are allocated between Tekelec and the minority interest based on their relative interests in the equity of Santera and the related liquidation preferences. This approach requires net losses to be allocated first to the Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent net income will be allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income will then be allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and then to common stock in proportion to their relative ownership interests in the equity of Santera. The loss allocated to minority interest of Santera for the period of June 10, 2003 through December 31, 2003 was computed as follows (dollars in thousands):

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
      Net income. Net income of $18.5 million for the year ended 2003 was comprised mainly of a net operating loss of $4.6 million as a result of increased operating expense in 2003 primarily resulting from our June 2003 acquisition of a majority interest in Santera, offset by the losses attributed to the minority interest of Santera of $19.8 million and a gain on the sale of NDD of $3.3 million.

Liquidity and Capital Resources
      During 2004, cash and cash equivalents increased by $3.7 million to $48.9 million. Operating activities, net of the effects of exchange rate changes on cash, provided $21.6 million, compared to $27.7 million in 2003 and $46.5 million in 2002 primarily as a result of changes in working capital. Cash flows from operating activities were comprised mainly of net income adjusted for minority interest, the gains on the warrants in and sale of our investments in privately-held companies, depreciation and amortization, and increases in accounts receivable and deferred revenue. Accounts receivable increased 104% during 2004 due primarily to the 51% increase in sales in 2004 compared to 2003 and secondarily to the addition of receivables from the three acquisitions in 2004. The net accounts receivable amounts for these acquisitions were approximately $14.4 million at December 31, 2004. Deferred revenue increased by 75% in 2004 compared to 2003 due primarily to an increase in revenue not recognizable for transactions with acceptance or delivery requirements that had not been completed. In 2002, cash flows from operations were impacted by similar changes in working capital as noted above.
      Investing activities used $44.8 million and was comprised primarily of $152.7 million used in the acquisition of Taqua, VocalData and Steleus, net of $37.4 million provided from the sales of privately-held companies and Catapult stock and $91.3 million in net proceeds derived from the sale of short-term and long-term investments and $18.3 million for capital expenditures in 2004. Cash used in investing activities in 2003 was $100.7 million and included net purchases of investments of $105.3 million offset by $3.3 million of proceeds from the sale of NDD. Cash used in investing activities in 2002 was $17.9 million and included net purchase of investments of $49.4 million and net purchases of property and equipment of $5.5 million, partially offset by $37.9 million of proceeds from the sale of NDD.
      Financing activities provided $27.0 million in 2004 compared to a use of $3.4 million in 2003 which was a result of approximately $8.1 million used to replace our higher yield-to-maturity convertible debt with lower yield-to-maturity convertible debt offset by $6.0 million related to proceeds from the issuance of common stock. Financing activities provided $3.9 million from the issuance of common stock in 2002.
      On October 14, 2004, we completed the acquisition of Steleus Group Inc. (“Steleus”). We paid cash in the aggregate amount of approximately $53.6 million for 100% of Steleus’ outstanding stock. In addition, we have incurred approximately $5.0 million in direct acquisition-related costs. In September and April of 2004 we completed our acquisitions of VocalData and Taqua with cash consideration of $14.5 million and $86.0 million, respectively.
      Under terms of the original Santera purchase agreement, during 2004 we made additional cash investments in Santera aggregating $12.0 million in exchange for 12,000 shares of Santera Series B Preferred Stock. As a result of our $12.0 million cash investment, our ownership percentage increased to 55.7% (62.5% on an as converted basis). In addition to this $12.0 million additional investment, we have funded substantially all of Santera’s operating losses and working capital requirements since the acquisition. In accordance with generally accepted accounting principles, the capital structure of Santera has been eliminated in consolidation and the minority stockholders’ interest in Santera is reflected on our consolidated balance sheet as minority interest. The minority stockholders’ interest in Santera is reflected at the fair value of the Santera assets on the date of acquisition. (See Note B — Acquisitions).
      We have funded and expect to continue to fund the operations of Santera, Taqua, VocalData, and Steleus throughout 2005. We believe that our historical sources of cash like existing working capital, funds generated through operations, proceeds from the issuance of stock upon the exercise of options, and our current bank credit facility will be sufficient to offset the uses of cash from our recent acquisitions and to satisfy operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.
      We have a number of credit facilities with various financial institutions. As of December 31, 2004 we had a $20.0 million line of credit which was collateralized by a stock pledge of our holdings in Santera, bore interest at or, in some cases, below the lender’s prime rate (5.25% at December 31, 2004), which expired on February 15, 2005. There were no borrowings under this credit facility. The commitment fees paid on the unused line of credit were not significant. In December 2004, we secured a $30.0 million line of credit collateralized by a pledged account where our investments are held with an intermediary financial institution. This line is intended to replace our $20.0 million line that expired in February. The new credit facility bears interest at, or in some cases below, the lender’s prime rate (5.25% at December 31, 2004), and expires on December 15, 2005, if not renewed. In the event that we borrow against this line, we will maintain collateral in the amount of the borrowing in the pledged account. There have been no borrowings under this facility. The commitment fees paid on the unused line of credit were not significant. Under the terms of each of these credit facilities, we are required to maintain certain financial covenants. We were in compliance with these covenant requirements as of December 31, 2004.
      As of December 31, 2004, Santera had two notes payable: one note had an outstanding balance of $100,000 and was collateralized by the assets purchased thereunder, bore interest at 10% and was paid in full upon maturity in February 2005; the second note for $2.5 million was collateralized by the assets purchased under the note and substantially all of Santera’s assets, excluding the assets collaterized under the $100,000 note, bears interest at 6.36%, and matures in November 2005. Taqua has a $1.0 million credit facility, which is collateralized by substantially all assets of Taqua, Inc., bears interest at 1.0% above the lenders prime rate (5.25% at December 31, 2004) and expires in April 2005. Under the terms of each of these credit facilities, we are required to maintain certain financial covenants. We are in compliance with these covenant requirements as of December 31, 2004, except for the Taqua facility. Taqua was not in compliance with these covenants as of December 31, 2004, due to the failure of Taqua to meet certain financial reporting requirements to the financial institution. As a result of our acquisition of Taqua, the line will not be renewed upon expiration and Taqua’s financing needs will be met with our new consolidated credit facility. There are no outstanding borrowings on the Taqua facility.
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

Contractual Obligations
      The following table summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Notes Payable	$3,021	$3,021	$—	$—	$—
Long-term convertible debt	125,000	—	—	125,000	—
Interest due on long-term convertible debt	9,843	2,812	5,625	1,406	—
Capital lease obligations	323	245	78
Operating lease obligations	58,679	9,284	16,432	14,221	18,742
Purchase obligations(1)	—	—	—	—	—

Total	$196,866	$15,362	$22,135	$140,627	$18,742

(1)	From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. It is not our intent, nor is it reasonably likely, that we would cancel a purchase order which we have executed. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, we have no basis to estimate any future liability.
      We lease a number of facilities throughout the United States and internationally under operating leases that range from one month to ten years. We believe that our existing facilities will be adequate to meet our needs at least through 2005, and that we will be able to obtain additional space when, where and as needed on acceptable terms.
      Our Steleus subsidiary leases office equipment in France under two capital leases that are in effect through July 2005 and July 2006 and require minimum lease payments of $245,000 in 2005 and $78,000 in 2006.

Litigation with Bouygues Telecom
      As further described in Item 3 — Legal Proceedings, Bouygues Telecom, S.A., a French telecommunications operator filed a legal complaint against us seeking damages for economic losses caused by a service interruption Bouygues Telecom experienced. The amount of damages sought by Bouygues Telecom is $81 million plus unspecified punitive damages and attorneys’ fees. At this stage of the litigation, we cannot assess the likely outcome of this matter and it is possible that an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Financial Risk
      We conduct business in a number of foreign countries, with certain transactions denominated in local currencies, principally Euros and British Pounds. In certain instances where we have entered into contracts that are denominated in foreign currencies, we have obtained foreign currency forward contracts to offset the impact of currency rate fluctuations on accounts receivable. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings.
      As of December 31, 2004, we had three foreign currency forward contracts outstanding, explained in more detail in Note I, which did not meet specific hedge accounting requirements. As of December 31, 2003, we had one foreign currency forward contract outstanding to sell approximately 1,700,000 Euros in order to hedge certain receivables denominated in that currency. This contract had an expiration date of January 7, 2004 and did not meet specific hedge accounting requirements.
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

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in SFAS No. 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters beginning after June 15, 2005. We are currently in the process of reviewing SFAS No. 123R and have not determined the impact this will have on our financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29”. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our financial position, results of operations or cash flows.
      In November 2004, FASB issued SFAS No, 151 “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our financial position, results of operations or cash flows.
      In October 2004, the Emerging Issues Task Force (“EITF”) reached final consensuses on Issue 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF No. 04-8”). EITF No. 04-8 requires the dilutive effect of contingently convertible debt investments (“Co-Cos”) to be included in diluted earnings per share computations regardless of whether the market price trigger (or other contingent feature) has been met. The scope of EITF No. 04-8 includes all securities issued with embedded contingently convertible features that are based on a market price contingency involving an entity’s own stock. EITF No. 04-8 is effective for fiscal periods ending after December 15, 2004, and prior period earnings per share amounts presented for comparative purposes should be restated to conform to the consensus guidance. Because our Notes are not contingently convertible, this pronouncement does not impact our earnings per share calculation.
      In September 2004, the FASB reached consensus on EITF Issue 04-10, “Determining Whether to Aggregate Operating Segments that Do Not Meet the Quantitative Thresholds.” EITF No. 04-10 provides guidance for how companies should evaluate the aggregation criteria of Statement 131, Disclosures about Segments of an Enterprise and Related Information, when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with Statement 131. The effective date of this issue has been delayed until a related FASB Staff Position is issued. We continue to assess the potential impact that the adoption of the proposed issues could have on our consolidated financial statements.
      In September 2004, the FASB reached consensus on EITF Issue 04-01, “Accounting for Pre-existing Relationships between the Parties to a Business Combination.” EITF No. 04-01 addresses whether a business combination between two parties that have a pre-existing contractual relationship should be evaluated to determine if a settlement of a pre-existing contractual relationship exists, thus requiring accounting separate from the business combination. Recognition and measurement of a settlement of a preexisting relationship in a business combination should be applied prospectively to business combinations completed in reporting periods after October 13, 2004. An entity should apply the consensus prospectively to business combinations and goodwill impairment tests completed in reporting periods beginning after October 13, 2004. The adoption of EITF 04-01 did not have a material impact on our financial position, results of operations or cash flows.
      In March 2004, the FASB issued EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF No. 03-1 provides new guidance for assessing impairment losses on investments and includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. We continue to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      We conduct business in a number of foreign countries, with certain transactions denominated in local currencies, principally Euros and British Pounds. In certain instances where we have entered into contracts that are denominated in foreign currencies, we have obtained foreign currency forward contracts to offset the impact of currency rates on accounts receivable. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings.
      As of December 31, 2004, we had three foreign currency transactions outstanding that are described more fully in Note I. As of December 31, 2003, we had one foreign currency forward contract outstanding to sell approximately 1,700,000 Euros in order to hedge certain receivables denominated in that currency. This contract had an expiration date of January 7, 2004 and did not meet specific hedge accounting requirements.
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
      (a) Evaluation of Disclosure Controls and Procedures
      We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Principal Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of those disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
      Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Acting Principal Financial Officer has concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.
      (b) Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2004.
      In conducting our evaluation of the effectiveness of our internal control over financial reporting, management has excluded Taqua Inc., VocalData, and Steleus Group Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by us in purchase business combinations during 2004. Taqua Inc., VocalData and Steleus Group Inc. are wholly-owned subsidiaries whose total assets represent 14%, 4%, and 9%, respectively and whose total revenues represent 1%, 0.4%, and 0.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.
      (c) Attestation Report of the Independent Registered Public Accounting Firm
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
      (d) Changes in Internal Controls over Financial Reporting
      There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      Not applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Certain information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be held on May 13, 2005, entitled “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission. The Proxy Statement will be filed within 120 days after the date of our fiscal year-end which was December 31, 2004. We have adopted a Code of Ethics that applies to our Chief Executive Officer, Acting Principal Financial Officer, and Controller and the Chief Financial Officer of Santera. A copy of the Code of Ethics is included as Exhibit 14.1 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation.
      The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be held on May 13, 2005, entitled “Election of Directors — Compensation of Directors,” “Executive Compensation and Other Information,” “Board of Directors and Compensation Committee Reports on Executive Compensation” and “Performance Graph,” to be filed with the Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this item is incorporated herein by reference to the section of our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be held on May 13, 2005, entitled “Common Stock Ownership of Principal Shareholders and Management,” to be filed with the Commission.
      The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 13, 2005, entitled “Executive Compensation and Other Information — Equity Compensation Plan Information,” to be filed with the Commission.

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item is incorporated herein by reference to the section of our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be held on May 13, 2005, entitled “Certain Relationships and Related Transactions,” to be filed with the Commission.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated herein by reference to the section of our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be held on May 13, 2005, entitled “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this Report:
      1. Consolidated Financial Statements
      2. Consolidated Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended December 31, 2004	F-47
      Schedules that are not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
      3. List of Exhibits

Number	Exhibit

2.1	Agreement and Plan of Merger dated April 30, 2003 by and among Tekelec, Luke Acquisition Corp., Certain Stockholders of Santera Systems Inc., Santera Systems Inc. and Austin Ventures VI, L.P., as the Representative, including form of Certificate of Merger and of Amended and Restated Certificate of Incorporation of Santera Systems Inc. (schedules and certain exhibits are omitted from this agreement and from the other agreements filed herewith as Exhibits 2.5, 2.8 and 2.10, and Tekelec agrees to furnish supplementally a copy of any such schedule or exhibit to the Commission upon request)(1)

2.2	Escrow Agreement dated as of April 30, 2003 by and among Tekelec, Santera Systems Inc., Certain Stockholders of Santera Systems Inc., Austin Ventures VI, L.P., as the Representative, and J.P. Morgan Trust Company, National Association, as Escrow Agent(1)

2.3	Stockholders Agreement dated as of April 30, 2003 between Tekelec and Santera Systems Inc.(1)

2.4	Registration Rights Agreement dated as of April 30, 2003 by and among Tekelec, Santera Systems Inc., Certain Stockholders of Santera Systems Inc. and Austin Ventures VI, L.P., as the Representative(1)

2.5	Agreement and Plan of Merger dated as of February 25, 2004 by and among Tekelec, Buckaroo, Inc., Taqua, Inc. and, as representatives of the stockholders of Taqua, Inc., Bessemer Venture Partners V L.P. and Columbia Capital, L.L.C.(2) as amended by First Amendment thereto dated as of February 26, 2004(3)

2.6	Indemnification Agreement dated as of February 25, 2004 and among Tekelec, Buckaroo, Inc., Taqua, Inc. and certain stockholders of Taqua, Inc.(2)

2.7	Escrow Agreement dated as of April 8, 2004 by and among Tekelec, Taqua, Inc. and, as representatives of the stockholders of Taqua, Inc., Bessemer Venture Paratners V L. P. and Columbia Capital, L.L.C. and U.S. Bank Association(3)

Number	Exhibit

2.8	Agreement and Plan of Merger dated as of September 14, 2004 by and among Tekelec, Punkydoo Inc., VocalData, Inc. and Core Capital Partners, L.P., as Representative(4)

2.9	Escrow Agreement dated as of September 20, 2004 by and among Tekelec, Core Capital Partners, L.P., as Representative, and U.S. Bank National Association(4)

2.10	Agreement and Plan of Merger dated as of August 19, 2004 by and among Tekelec, Buckdanger, Inc., Steleus Group, Inc. and certain stockholders of Steleus Group, Inc.(5), as amended by Amendment thereto dated as of October 1, 2004(6)

2.11	Escrow Agreement dated as of October 1, 2004 by and among Tekelec, U.S. Bank National Association and the former preferred stockholders of Steleus Group, Inc.(6)

3.1	Amended and Restated Articles of Incorporation(7)

3.2	Bylaws, as amended(8)

4.1	Rights Agreement dated as of August 25, 1997 between the Registrant and U.S. Stock Transfer Corporation as Rights Agent(9)

4.2	Indenture dated as of June 17, 2003 between Registrant and Deutsche Bank Trust Company Americas, including form of Registrant’s 2.25% Senior Subordinated Convertible Notes due 2008(10)

4.3	Registration Rights Agreement dated as of June 17, 2003 between Registrant and Morgan Stanley & Co. Incorporated(10)

10.1	Amended and Restated Non-Employee Director Equity Incentive Plan(11), as amended by Amendment No. 1 thereto dated February 21, 1996(12)(13)

10.2	Form of Indemnification Agreement between the Registrant and all directors of the Registrant(12)(14)

10.3	Amended and Restated 1994 Stock Option Plan, including form of stock option agreement(15), as amended by Amendment 1 thereto dated May 8, 2003(10)(12)

10.4	Lease Agreement dated as of February 8, 1988 between the Registrant and State Street Bank and Trust Company of California, N.A., not individually, but solely as an Ancillary Trustee for State Street Bank and Trust Company, a Massachusetts banking corporation, not individually, but solely as Trustee for the AT&T Master Pension Trust, covering our principal facilities in Calabasas, California(16)

10.5	Officer Severance Plan, including form of Employment Separation Agreement(14), as amended March 8, 1999(18) and February 4, 2000(12)(19)

10.6	Amended and Restated Employee Stock Purchase Plan, including form of subscription agreement(12)(20)

10.7	Lease Agreement dated as of November 6, 1998 between the Registrant and Weeks Realty, L.P., covering certain of the Registrant’s facilities in Morrisville, North Carolina(18) as amended by First Amendment thereto dated May 27, 1999, Second Amendment thereto dated October 1, 1999, Third Amendment thereto dated November 30, 1999, and Fourth Amendment thereto dated July 19, 2000(21)

10.8	Lease Agreement as of July 19, 2000 between the Registrant and Duke Construction Limited Partnership covering certain of our facilities in Morrisville, North Carolina(21)

10.9	Nonstatutory Stock Option Agreement dated February 1, 2001 between the Registrant and Frederick M. Lax(12)(22)

10.10	Stock Award Agreement dated February 1, 2001 between the Registrant and Frederick M. Lax(12)(21)

10.11	Amended and Restated Non-Employee Director Stock Option Plan, including form of stock option agreement(12)(23)

10.12	Nonstatutory Stock Option Agreement dated January 18, 2002 between the Registrant and Lori A. Craven(12)(24)

10.13	Amended and Restated 2003 Stock Option Plan(12)(25)

Number	Exhibit

10.14	Consulting Agreement dated June 25, 2003 between Santera Systems Inc. and Martin A. Kaplan(10)(12)

10.15	Indemnification Agreement dated as of June 27, 2003 between Registrant and Martin A. Kaplan(10)(12)

10.16	2004 Equity Incentive Plan for New Employees(8)(12), as amended by Amendment No. 1 thereto dated September 13, 2004 and Amendment No. 2 thereto dated March 18, 2005.(12)(26)

10.17	2004 Executive Officer Bonus Plan(12)

10.18	Credit Agreement dated December 15, 2004 between the Registrant and Wells Fargo Bank, National Association

10.19	Office Lease dated as of December 14, 2004 between Grenhill Development Corporation and the Registrant covering our proposed new facility in Westlake Village, California.

14.1	Code of Ethics for Chief Executive and Senior Financial Officers(25)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of President, Chief Executive Officer and Acting Principal Financial Officer of Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Acting Principal Financial Officer of Tekelec pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) filed with the Commission on May 7, 2003.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) filed with the Commission on March 4, 2004.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2004 (File No. 0-15135)

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 2004 (File No. 0-15135)

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004 (File No. 0-15135)

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2004 (File No. 0-15135)

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1998.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 2004.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1997.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2003

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 33-82124) filed with the Commission on July 28, 1994.

(12)	Constitutes a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-05933) filed with the Commission on June 13, 1996.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1987.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2002.

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1988.

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1993.

(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1998.

(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1999.

(20)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-105879) filed with the Commission on June 5, 2003.

(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2000.

(22)	Incorporated by reference to the Registrant’s Quarterly Report on 10-Q (File No. 0-15135) for the quarter ended March 31, 2001.

(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2004.

(24)	Incorporated by reference to the Registrant’s Quarterly Report on 10-Q (File No. 0-15135) for the quarter ended March 31, 2002.

(25)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2003.

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 24, 2005.
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
Dated: March 30, 2005
      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEAN-CLAUDE ASSCHER Jean-Claude Asscher	Chairman of the Board	March 30, 2005

/s/ FREDERICK M. LAX Frederick M. Lax	President, Chief Executive Officer and Director (Acting Principal Financial Officer)	March 30, 2005

/s/ ROBERT V. ADAMS Robert V. Adams	Director	March 30, 2005

/s/ DANIEL L. BRENNER Daniel L. Brenner	Director	March 30, 2005

/s/ MARTIN A. KAPLAN Martin A. Kaplan	Director	March 30, 2005

/s/ MARK A. FLOYD Mark A. Floyd	Director	March 30, 2005

/s/ JON F. RAGER Jon F. Rager	Director	March 30, 2005

/s/ CHRISTINA N. GIBSON Christina N. Gibson	Assistant Vice President and Corporate Controller (Acting Principal Accounting Officer)	March 30, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tekelec:
      We have completed an integrated audit of Tekelec’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Tekelec and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on the index and appearing on page F-47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note A to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets.”
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Taqua Inc., VocalData, and Steleus Group Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in purchase business combinations during 2004. We have also excluded Taqua Inc., VocalData, and Steleus Group Inc. from our audit of internal control over financial reporting. Taqua Inc., VocalData and Steleus Group Inc. are wholly-owned subsidiaries whose total assets represent 14%, 4%, and 9%, respectively and whose total revenues represent 1%, 0.4%, and 0.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 29, 2005

TEKELEC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2004	2003	2002

	(Thousands, except per-share data)
Revenues	$397,072	$263,700	$260,341
Cost of Sales:
Cost of goods sold	101,451	58,697	66,536
Amortization of purchased technology	9,128	11,178	10,169

Total cost of sales	110,579	69,875	76,705

Gross profit	286,493	193,825	183,636

Operating expenses:
Research and development	98,192	73,328	59,746
Selling, general and administrative	151,796	104,247	95,973
Acquired in-process research and development	14,200	2,900	—
Restructuring	1,666	—	—
Amortization of intangible assets	2,505	1,900	1,600

Total operating expenses	268,359	182,375	157,319

Income from operations	18,134	11,450	26,317
Interest and other income (expense):
Interest income	4,697	6,259	6,685
Interest expense	(4,519)	(8,828)	(9,201)
Gain on sale of Catapult Stock	2,186	—	—
Gain on sale of investment in privately held company	7,877	—	—
Gain on warrants in privately held company	20,321	—	—
Other, net	283	86	253

Total other income (expense)	30,845	(2,483)	(2,263)

Income from continuing operations before provision for income taxes	48,979	8,967	24,054
Provision for income taxes	33,325	13,600	8,140

Income (loss) before minority interest	15,654	(4,633)	15,914
Minority interest	20,719	19,792	—

Income from continuing operations	36,373	15,159	15,914
Loss from discontinued operation, net of income taxes	—	—	(3,308)
Gain on sale of discontinued operation, net of income taxes	—	3,293	28,312

Net income	$36,373	$18,452	$40,918

Earnings per share from continuing operations:
Basic	$0.58	$0.25	$0.26
Diluted	0.53	0.24	0.26
Loss per share from discontinued operation:
Basic	$—	$—	$(0.05)
Diluted	—	—	(0.05)
Earnings per share from gain on sale of discontinued operation:
Basic	$—	$0.05	$0.47
Diluted	—	0.05	0.46
Earnings per share:
Basic	$0.58	$0.30	$0.68
Diluted	0.53	0.29	0.67
Weighted average number of shares outstanding:
Basic	63,131	61,163	60,358
Diluted	72,683	62,911	61,386
See notes to consolidated financial statements.

TEKELEC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2004	2003	2002

	(Thousands)
Net income	$36,373	$18,452	$40,918
Other comprehensive income:
Foreign currency translation adjustments	18	78	1,836
Net unrealized (loss) gain on available-for-sale securities	(472)	643	—

Comprehensive income	$35,919	$19,173	$42,754

See notes to consolidated financial statements.

TEKELEC
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$48,925	$45,261
Short-term investments, at fair value	134,435	83,800
Accounts receivable, less allowances of $4,847 and $2,619, respectively	107,850	52,781
Convertible notes receivable ($17,300 principal amount)	—	17,580
Inventories	33,654	21,434
Deferred income taxes, net	15,804	4,958
Prepaid expenses and other current assets	44,639	22,088

Total current assets	385,307	247,902
Long-term investments, at fair value	93,622	210,298
Property and equipment, net	30,617	22,172
Investments in privately-held companies	7,322	17,322
Deferred income taxes	45,748	7,876
Other assets	6,757	6,342
Goodwill	128,732	68,903
Intangible assets, net	83,538	34,118

Total assets	$781,643	$614,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$35,316	$8,974
Accrued expenses	30,417	30,812
Accrued payroll and related expenses	23,478	17,967
Short-term notes and current portion of notes payable	3,266	3,934
Current portion of deferred revenues	92,182	50,105
Income taxes payable	646	1,071

Total current liabilities	185,305	112,863
Notes payable	78	2,574
Long-term convertible debt	125,000	125,000
Deferred income taxes	19,586	790
Long-term portion of deferred revenues	2,187	3,687

Total liabilities	332,156	244,914

Minority interest	20,489	41,208

Commitments and Contingencies (Note Q) Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 65,543,767 and 61,625,518 shares issued and outstanding, respectively	258,656	189,908
Deferred stock-based compensation	(4,480)	—
Retained earnings	174,268	137,895
Accumulated other comprehensive income	554	1,008

Total shareholders’ equity	428,998	328,811

Total liabilities and shareholders’ equity	$781,643	$614,933

See notes to consolidated financial statements.

TEKELEC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2004	2003	2002

	(Thousands)
Cash flows from operating activities:
Net income	$36,373	$18,452	$40,918
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Catapult Stock	(2,186)	—	—
Gain on warrants in privately-held company	(20,321)	—	—
Gain on sale of investments in privately-held company	(7,877)	—	—
Minority interest	(20,719)	(19,792)	—
Restructuring accrual	(271)	—	—
Net gain on sale of discontinued operation	—	(3,293)	(28,312)
Net loss from discontinued operation	—	—	3,308
Allowance for doubtful accounts	820	415	950
Inventory write downs	2,249	1,558	6,177
Depreciation	14,986	14,493	15,618
Amortization	12,460	14,147	11,661
Acquired in-process research and development	14,200	2,900	—
Amortization of deferred financing costs	1,112	2,121	819
Convertible debt accretion	279	2,335	3,981
Deferred income taxes	274	501	(3,908)
Stock-based compensation	2,143	459	5,612
Tax benefit related to stock options exercised	9,750	1,213	929
Changes in operating assets and liabilities (net of business disposal and acquisitions):
Accounts and notes receivable	(42,521)	(7,342)	10,188
Inventories	(11,510)	(7,027)	(1,955)
Prepaid expenses and other current assets	(19,855)	(9,644)	3,315
Trade accounts payable	20,676	(957)	(7,890)
Accrued expenses	(17,728)	(5,908)	8,311
Accrued payroll and related expenses	4,139	6,600	3,311
Deferred revenues	36,525	16,192	(13,861)
Income taxes payable	8,160	(115)	(12,791)

Total adjustments	(15,215)	8,856	5,463

Net cash provided by operating activities	21,158	27,308	46,381

Cash flows from investing activities:
Proceeds from maturity of available-for-sale securities	498,024	302,036	437,067
Purchase of available-for-sale securities	(406,712)	(407,297)	(486,453)
Purchase of property and equipment	(18,278)	(6,509)	(5,500)
Net cash acquired from acquisition of majority interest in Santera	—	12,335	—
Cash paid for Taqua, net of cash acquired	(86,994)	—	—
Cash paid for VocalData, net of cash acquired	(13,222)	—	—
Cash paid for Steleus, net of cash acquired	(52,484)	—	—
Investments in privately-held companies	—	(797)	—
Proceeds from sale of Catapult stock	19,486	—	—
Purchase of technology	(662)	(3,166)	(1,089)
Proceeds from sale and warrants of privately-held companies	17,877	—	—
Proceeds from sale of discontinued operation	—	3,293	37,883
Decrease (Increase) in other assets	(1,878)	(602)	177

Net cash used in investing activities	(44,843)	(100,707)	(17,915)

TEKELEC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December 31,

	2004	2003	2002

	(Thousands)
Cash flows from financing activities:
Payments on retirement of convertible debt	—	(129,307)	—
Proceeds from issuance of convertible debt	—	125,000	—
Debt issuance costs	—	(3,816)	—
Payments on notes payable	(8,894)	(1,224)	—
Proceeds from issuance of common stock	35,851	5,959	3,890

Net cash provided by (used in) financing activities	26,957	(3,388)	3,890

Effect of exchange rate changes on cash	392	412	125

Net cash flows from discontinued operation	—	—	2,007

Net increase (decrease) in cash and cash equivalents	3,664	(76,375)	34,488

Cash and cash equivalents at beginning of the year	45,261	121,636	87,148

Cash and cash equivalents at end of the year	$48,925	$45,261	$121,636

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,115	$17,417	$4,396
Income taxes	22,294	11,034	15,093
Assets and Liabilities recognized in connection with acquisitions:
Accounts receivable	$14,237	$2,173	—
Other current assets	12,443	18,239	—
Investments	485	—	—
Property and Equipment	6,051	8,754	—
Other Assets	476	1,861	—
Deferred income tax asset	59,098	1,731	—
Intangibles	74,590	30,600	—
Goodwill	60,460	24,104	—
Accounts payable	5,644	3,250	—
Other current liabilities	24,651	18,602	—
Other liabilities	1,301	5,115	—
Deferred income tax liability	21,601	505	—
See notes to consolidated financial statements.

TEKELEC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Accumulated
			Deferred		Other	Total
	Number		Stock-Based	Retained	Comprehensive	Shareholders’
	of Shares	Amount	Compensation	Earnings	Income (Loss)	Equity

	(Thousands, except share data)
Balance, December 31, 2001	60,107	$171,846	$—	$78,525	$(1,549)	$248,822
Exercise of stock options and warrants and issuance of shares under employee stock purchase plan	786	3,890	—	—	—	3,890
Compensation related to vesting of restricted stock	—	328	—	—	—	328
Stock-based compensation charge for stock option modification	—	5,284	—	—	—	5,284
Stock option tax benefits	—	929	—	—	—	929
Translation adjustment	—	—	—	—	1,836	1,836
Net income	—	—	—	40,918	—	40,918

Balance, December 31, 2002	60,893	$182,277	$—	$119,443	$287	$302,007

Exercise of stock options and warrants and issuance of shares under employee stock purchase plan	733	5,959	—	—	—	5,959
Compensation related to vesting of restricted stock	—	459	—	—	—	459
Stock option tax benefits	—	1,213	—	—	—	1,213
Net unrealized gain on available-for-sale securities, net of tax benefit	—	—	—	—	643	643
Translation adjustment	—	—	—	—	78	78
Net income	—	—	—	18,452	—	18,452

Balance, December 31, 2003	61,626	$189,908	$—	$137,895	$1,008	$328,811

Exercise of stock options and warrants and issuance of shares under employee stock purchase plan	3,131	35,851	—	—	—	35,851
Deferred stock-based compensation on stock options assumed in acquisitions and issuance of restricted stock	—	6,244	(6,244)	—	—	—
Amortization of deferred stock-based compensation related to vesting of restricted stock and stock options	—	286	1,764	—	—	2,050
Stock option tax benefits	—	9,750	—	—	—	9,750
Vested stock options assumed in the Taqua acquisition	—	3,524	—	—	—	3,524
Stock options granted to Santera advisory board	7	93	—	—	—	93
Shares issued related to VocalData acquisition	780	13,000	—	—	—	13,000
Net unrealized loss on available-for-sale securities, net of tax benefit	—	—	—	—	(472)	(472)
Translation adjustment	—	—	—	—	18	18
Net income	—	—	—	36,373	—	36,373

Balance, December 31, 2004	65,544	$258,656	$(4,480)	$174,268	$554	$428,998

See notes to consolidated financial statements.

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Summary of Significant Accounting Policies

Business
      We design, manufacture, market and support network signaling products, switching solutions, and communications software solutions for telecommunications networks and contact centers. Our customers include telecommunications carriers, network service providers and contact center operators.

Principles of Consolidation and Presentation
      The consolidated financial statements include the accounts and operating results of Tekelec, our wholly owned subsidiaries, and our majority owned subsidiary, Santera, less minority interest from the acquisition date of June 10, 2003. All significant intercompany accounts and transactions have been eliminated. Certain items shown in the December 31, 2003 and 2002 financial statements have been reclassified to conform to the current period presentation. As more fully discussed in Note C, we sold our Network Diagnostics Division (“NDD”) effective August 30, 2002. Accordingly, comparative historical financial results and notes have been revised to reflect the Network Diagnostics Division as a discontinued operation.

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
      The most significant areas that require management judgment are revenue recognition, allowance for doubtful accounts, inventories, impairment of investments and notes receivable, deferred taxes, impairment of goodwill and long-lived assets, product warranty and contingencies and litigation. The accounting policies for these areas are discussed in this or other footnotes to these consolidated financial statements.

Cash and Cash Equivalents
      We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
      We invoice our customers at shipment for the value of the related products delivered. Accounts receivable are recorded at the invoiced amount, net of any amounts that are in deferred revenue that are not yet due based on the payment terms and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience as well as specific identification of credit issues with invoices. We review our allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a aggregate basis. Account balances are charged off against the allowance when we believe it is probable the receivable will not be collected. We do not have any off-balance sheet credit exposure related to our customers.
      Net trade receivables were $108 million and $53 million as of December 31, 2004 and 2003, respectively. Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2004, 2003 and 2002.

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,

	2004	2003	2002

	(Thousands)
Balance at beginning of period	$2,619	$4,860	$5,349
Current year provision	820	415	950
Write-offs net of recoveries(1)	1,408	(2,656)	(1,439)

Balance at end of period	$4,847	$2,619	$4,860

(1)	2004 includes increases in the allowance for doubtful accounts of $1,389, $430 and $607 as a result of the acquisitions of Taqua, VocalData, and Steleus respectively. 2003 includes an increase in the allowance for doubtful accounts of $527 as a result of the acquisition of a majority interest in Santera. 2002 includes a decrease in the allowance for doubtful accounts of $782 related to the disposition of NDD.

Investments
      Marketable securities are classified as available-for-sale securities and are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders’ equity. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. To date, we have had no such other-than-temporary declines below cost basis. At December 31, 2004 and 2003, net unrealized gains or losses on available-for-sale securities were not significant. We utilize specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are reported in other income and expense, and were not significant for 2004, 2003 and 2002.
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

Property and Equipment
      Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method. The estimated useful lives are approximately:

Manufacturing and development equipment	3-5 years
Furniture and office equipment	5 years
Demonstration equipment	3 years
Leasehold improvements	The shorter of useful life or lease term

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Developed for Internal Use
      We capitalize costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software. We expense costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

Software Development Costs
      We provide for capitalization of certain software development costs once technological feasibility is established. The costs capitalized are amortized on a straight-line basis over the estimated product life (generally eighteen months to three years), or on the ratio of current revenue to total projected product revenues, whichever is greater. To date, the establishment of technological feasibility of our products and general release has substantially coincided. As a result, we have not capitalized any internal software development costs as costs qualifying for such capitalization have not been significant.

Goodwill, Intangible Assets and Other Long-Lived Assets
      Goodwill represents the excess of purchase price over the fair value of the identifiable net assets acquired in an acquisition accounted for using the purchase method. Effective the first quarter of 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 eliminates the amortization of goodwill.
      We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Because of the expertise required to value intangible assets and in-process research and development, we typically engage independent valuation specialists to assist in determining those values. Valuation of intangible assets and in-process research and development entails significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired.
      Purchased intangible assets with determinable useful lives are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives. We review the recoverability of the carrying value of identified intangibles and other long-lived assets, including fixed assets, on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows expected to result from the use of such assets and their eventual disposition. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value of an asset is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair market value of the asset.
      We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of each of our four reporting units to the accounting value of the underlying net assets of each such reporting unit. To determine the fair value of a reporting unit, we review subjective valuations for the reporting unit based on valuation techniques. If the fair value of the reporting unit is less than the accounting value of

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the underlying net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities.

Product Warranty Costs
      We generally warrant our products against defects in materials and workmanship for one year after sale and provide for estimated future warranty costs at the time revenue is recognized. At December 31, 2004 and 2003, accrued product warranty costs amounted to $4.0 million and $5.1 million, respectively, and are included in accrued expenses.
      An analysis of changes in the liability for product warranty costs is as follows (In thousands):

	For the Years Ended December 31,

	2004	2003	2002

Balance at beginning of period	$5,059	$5,271	$5,462
Current year provision	618	1,396	3,617
Expenditures and other adjustments(1)	(1,648)	(1,608)	(3,808)

Balance at end of period	$4,029	$5,059	$5,271

(1)	2004 includes an increase in warranty reserve of $1,121 and $50 as a result of the acquisitions of Taqua and VocalData, respectively. 2003 includes an increase in warranty reserve of $438 as a result of the acquisition of a majority interest in Santera. 2002 includes a decrease in warranty reserves of $442 related to the disposition of NDD.

Revenue Recognition
      Revenues from sales of network signaling, switching solutions, contact center and communication software solutions products are recognized upon the transfer of title, generally at the time of shipment to the customer’s final site and satisfaction of related obligations, if any, provided that persuasive evidence of an arrangement exists, the fee is fixed and determinable and collectability is deemed probable. For certain products, our sales arrangements include acceptance provisions which are based on our published specifications. Revenue is recognized when these products are shipped assuming all other revenue recognition criteria are met, provided that we have previously demonstrated that the product meets the specified criteria and has established a history with substantially similar transactions. Revenue is deferred for sales arrangements that include customer-specific acceptance provisions where we are unable to reliably demonstrate that the delivered product meets all of the specified criteria until customer acceptance is obtained. Revenues associated with multiple-element arrangements are allocated to each element based on vendor specific objective evidence of fair value. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of revenue recognition. Revenues associated with installation services, if provided, are deferred based on the fair value of such services and are recognized upon completion. Installation services are accounted for as a separate element based on the customer’s obligation to pay the contract price upon shipment of the related equipment and the fact that such services are not essential to the functionality of the related equipment, are available from other vendors and can be purchased unaccompanied by other elements. Extended warranty service and maintenance revenues are recognized ratably over the warranty or maintenance period. Professional service revenues are recognized on delivery or as the services are performed. Development contract revenues are

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized using the percentage-of-completion method based on the costs incurred relative to total estimated costs. Provisions for anticipated losses, if any, on development contracts are recognized in income currently.

Income Taxes
      Income tax expense is the sum of taxes payable for the period net of any change during the period in non-capital-related deferred tax assets and liabilities. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Advertising
      Advertising costs are expensed as incurred and amounted to approximately $1,364,000, $842,000 and $421,000 for 2004, 2003 and 2002, respectively.

Stock-Based Compensation
      At December 31, 2004, we have six stock-based employee compensation plans which are described more fully in Note R. We account for employee stock option plans in accordance with the provisions of Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded, if on the date of the grant, the fair value of the underlying stock exceeds the exercise price.
      We also have an Employee Stock Purchase Plan (ESPP), with a term of ten years, which expires in the year 2006, and under which 1.8 million shares of our common stock have been authorized and reserved for issuance. Eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of common stock at 85% of the lower of the market price per share at the beginning or end of each six-month offering period.
      To date, options under our stock options plans have been granted at exercise prices that equal, exceed or are less than market value of the underlying common stock on the grant date. However, during the year 2001, we modified certain option grants that required remeasurement on the modification date and accordingly resulted in stock-based compensation as the exercise prices were below the fair market value on the date of the modification. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”
      SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value for awards granted subsequent to December 31, 1995. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in related interpretations. However, in accordance with the disclosure only requirements of SFAS 123, we have computed the fair value of our stock option grants using the Black-Scholes option-pricing model.

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on stock-based compensation, net income in total, and per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Years Ended December 31,

	2004	2003	2002

	(Thousands, except per share data)
Stock-based compensation, net of tax:
As reported	$1,404	$303	$3,648
Additional stock-based compensation expense determined under the fair value method, net of tax	18,181	16,810	14,891

Pro forma	$19,585	$17,113	$18,539

Net income:
As reported	$36,373	$18,452	$40,918
Less: additional stock-based compensation expense determined under the fair value method, net of tax	(18,181)	(16,810)	(14,891)

Pro forma	$18,192	$1,642	$26,027

Earnings per share-basic:
As reported	$0.58	$0.30	$0.68
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.29)	(0.28)	(0.25)

Pro forma	$0.29	$0.02	$0.43

Earnings per share-diluted:
As reported	$0.53	$0.29	$0.67
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.26)	(0.27)	(0.25)

Pro forma	$0.27	$0.02	$0.42

      The key assumptions used for the determination of the fair value are further described in Note R.

Foreign Currency
      In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS 52”), one of our international operations uses the respective local currency as their functional currency while other international operations use the U.S. Dollar as their functional currency. Gains and losses from foreign currency transactions are recorded in other income, net and have historically not been significant. Revenue and expenses from our international subsidiaries are translated using the monthly average exchange rates in effect for the period in which they occur. Our international subsidiaries that have the U.S. Dollar as their functional currency translate monetary assets and liabilities using current rates of exchange at the balance sheet date and translate non-monetary assets and liabilities using historical rates of exchange. Gains and losses from remeasurement for such subsidiaries are included in other income, net and have historically not been significant. Our international subsidiary that does not have the U.S. Dollar as its functional currency translates assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation of this subsidiary are included as a component of shareholders’ equity.

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Segment Information
      We use the “management approach” in determining reportable business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. We currently have four reportable segments: Network Signaling Group; Switching Solutions Group, Communications Software Solutions Group and IEX Contact Center Group. During 2004, certain network signaling products, including Sentinel, were combined with Steleus resources to become the basis of our new Communications Software Solutions Group.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in SFAS No. 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters beginning after June 15, 2005. We are currently in the process of reviewing SFAS No. 123R and have not determined the impact this will have on our financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29”. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our financial position, results of operations or cash flows.
      In November 2004, FASB issued SFAS No, 151 “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005.

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We do not expect the adoption of SFAS 151 to have a material impact on our financial position, results of operations or cash flows.
      In October 2004, the Emerging Issues Task Force (“EITF”) reached final consensuses on Issue 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF No. 04-8”). EITF No. 04-8 requires the dilutive effect of contingently convertible debt investments (“Co-Cos”) to be included in diluted earnings per share computations regardless of whether the market price trigger (or other contingent feature) has been met. The scope of EITF No. 04-8 includes all securities issued with embedded contingently convertible features that are based on a market price contingency involving an entity’s own stock. EITF No. 04-8 is effective for fiscal periods ending after December 15, 2004, and prior period earnings per share amounts presented for comparative purposes should be restated to conform to the consensus guidance. Because our Notes are not contingently convertible, this pronouncement does not impact our earnings per share calculation.
      In September 2004, the FASB reached consensus on EITF Issue 04-10, “Determining Whether to Aggregate Operating Segments that Do Not Meet the Quantitative Thresholds.” EITF No. 04-10 provides guidance for how companies should evaluate the aggregation criteria of Statement 131, Disclosures about Segments of an Enterprise and Related Information, when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with Statement 131. The effective date of this issue has been delayed until a related FASB Staff Position is issued. We continue to assess the potential impact that the adoption of the proposed issues could have on our consolidated financial statements.
      In September 2004, the FASB reached consensus on EITF Issue 04-01, “Accounting for Pre-existing Relationships between the Parties to a Business Combination.” EITF No. 04-01 addresses whether a business combination between two parties that have a pre-existing contractual relationship should be evaluated to determine if a settlement of a pre-existing contractual relationship exists, thus requiring accounting separate from the business combination. Recognition and measurement of a settlement of a preexisting relationship in a business combination should be applied prospectively to business combinations completed in reporting periods after October 13, 2004. An entity should apply the consensus prospectively to business combinations and goodwill impairment tests completed in reporting periods beginning after October 13, 2004. The adoption of EITF 04-01 did not have a material impact on our financial position, results of operations or cash flows.
      In March 2004, the FASB issued EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF No. 03-1 provides new guidance for assessing impairment losses on investments and includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. We continue to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.
Note B — Acquisitions
      During the years ended December 31, 2004 and 2003, we completed several acquisitions in order to expand our product lines and offer our customers a complete next-generation switching portfolio as well as an expanded product offering of intelligent network services. With each acquisition, we used a third party appraiser to assist with the determination of the fair value of the assets acquired. Fair value is defined as the amount for which an asset or liability could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion. The fair value was determined for each entity at the time of the business combination, exclusive of any buyer specific post-combination synergies.

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Using generally accepted valuation practice principles, we, with the assistance of a third-party appraiser, valued the assets of each entity by applying three valuation methodologies, which themselves are inter-related: the Cost approach; the Market approach; and the Income approach. These approaches are based upon market exchanges for comparable business interests or assets, the capitalization of income, and the cost to reproduce assets. Each asset was valued by applying these approaches as deemed most appropriate given the nature of each asset and the specific facts and circumstances as represented by management. The methodologies were applied under the premise of value to a prudent investor contemplating retention and use of the assets on an ongoing basis.
      As the basis of identifying the in-process research and development (“IPRD”), the development projects of each acquired entity were evaluated in the context of Interpretation 4 of FASB Statement No. 2. In accordance with these provisions, the development projects were examined to determine if there were any alternative future uses. Such evaluation consisted of a review of the efforts, including the overall objectives of the project, progress toward the objectives, and the uniqueness of the developments of these objectives. Further, each IPRD project was reviewed to determine if technological feasibility had been achieved.
Steleus Group Inc.
      On October 14, 2004, we completed the acquisition of Steleus Group Inc. (“Steleus”), a real-time performance management company that supplies network-related intelligence products and services to telecom operators. We paid an aggregate cash amount of approximately $53.6 million for 100% of Steleus’ outstanding stock. In addition, we incurred approximately $5.0 million in direct acquisition-related costs. The acquisition was accomplished by means of a reverse triangular merger of a new wholly owned subsidiary of Tekelec.
      Subsequent to the acquisition, 119 Steleus officers and employees were granted options as of October 14, 2004, to purchase a total of 881,550 shares of Tekelec common stock, of which options to purchase 200,000 shares were granted to Rick Mace, president and CEO of Steleus. In addition, seven Steleus officers and key employees were granted Restricted Stock Units (“RSU’s”) representing the right to receive a total of 98,510 shares of Tekelec common stock, of which RSUs covering 34,478 shares of Tekelec common stock were granted to Mr. Mace. The RSU’s, valued at $1.7 million, are reflected in deferred stock-based compensation and will vest on October 14, 2005 with periodic charges to expense related to the amortization of stock-based compensation over the vesting period.
      The number of shares subject to such options and RSUs amounts to less than 2% of the outstanding shares of Tekelec common stock. The option and RSU grants were made under Tekelec’s 2004 Equity Incentive Plan for New Employees and met the “employee inducement” exception to the Nasdaq rules requiring shareholder approval of equity-based incentive plans.
      The acquisition has been accounted for using the purchase method of accounting with the Steleus assets acquired and the liabilities assumed reflected at their estimated fair values. Steleus and our existing business intelligence applications, such as billing verification and other network element-independent applications, form our new Communications Software Solutions Group (CSSG), that is reported as an operating segment as of the fourth quarter of 2004.
      The acquisition of Steleus resulted in the recognition of deferred tax assets of approximately $15.6 million primarily related to acquired temporary differences and net operating loss carryforwards and deferred tax liabilities of approximately $8.6 million related to acquired intangible assets. The Steleus acquired deferred tax assets are based on a preliminary purchase price allocation and may be adjusted upon completion of the final Steleus tax returns through the acquisition date. Steleus’s operating results are included in our consolidated results since the date of acquisition.

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The transaction resulted in a step-up of approximately $49.8 million of Steleus’ assets and liabilities to fair value as follows:

(Thousands)

Total cash paid or held in escrow	$53,600
Direct transaction costs	5,003

Total fair value of consideration paid and direct transaction costs	58,603
Less: Steleus’ tangible net assets acquired	(1,757)
Add: Estimated deferred tax liability	8,599
Less: Estimated deferred tax assets	(15,641)

Total fair value step-up in Steleus	$49,804

      Through this acquisition, we gained an expanded portfolio of value-added applications with real-time monitoring and management capabilities for legacy and next-generation networks. This is consistent with our strategy focused on next-generation switching and signaling products and services, and value-added applications. We believe the combination of our signaling products and expertise, combined with the acquired Steleus assets, provide a unique value-proposition to our customers. These factors contributed to a purchase price in excess of fair market value of Steleus’s net tangible and intangible assets acquired, and as a result, we have recorded goodwill in connection with the transaction.
      The total purchase price step-up was allocated among the Steleus assets acquired and liabilities assumed based on their estimated fair values determined with the assistance of a third party appraisal as follows:

(Thousands)

In-process research and development	$3,800
Goodwill	21,434
Identifiable intangible assets	24,570

Total purchase price allocation	$49,804

      Based on the purchase price allocation, $3.8 million of the purchase price represented acquired in-process research and development (“IPRD”) that had not yet reached technological feasibility and had no alternative future use. IPRD was valued using a discounted cash flow approach commonly known as the “excess earnings” approach. The IPRD amount was recorded as an expense in the fourth quarter of 2004. The identifiable assets created as a result of the acquisition will be amortized over their respective estimated useful lives as follows:

	Asset	Estimated Life
	Amount	in Years

	(Thousands)
Acquired technology	$19,300	10
Acquired backlog	800	1.2
Trade names and marks	150	1.2
Existing customer relationships	1,030	10
Service contracts	2,890	2
Non-compete agreements	400	2

	$24,570

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense of purchased technology and other intangible assets amounted to $931,000 for the year ended December 31, 2004.
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
      We paid to the preferred stockholders of VocalData, in exchange for their interests in VocalData, consideration in the total amount of approximately $27.5 million, consisting of (i) an aggregate cash amount of $14.5 million, and (ii) 779,989 shares of our common stock, of which the number of shares is subject to reduction of a maximum of approximately 312,000 shares for certain working capital adjustments. The value of the 779,989 shares was equal to approximately $13.0 million based on the closing sales price of our common stock on the Nasdaq National Market around the public announcement date of September 20, 2004. The number of shares was determined pursuant to the terms of the merger agreement by dividing $14.5 million by the average of the closing sales price per share of our common stock on the Nasdaq National Market for the ten trading days ending on the second trading day prior to the closing of the merger transaction.
      Subsequent to the acquisition, 69 VocalData officers and employees were granted options as of September 20, 2004, to purchase a total of 1,083,400 shares of Tekelec common stock. In addition, eight VocalData officers and key employees were granted Restricted Stock Units (“RSU’s”) representing the right to receive a total of 18,000 shares of Tekelec common stock. The RSU’s, valued at $301,000, are reflected in deferred stock-based compensation and will vest on September 20, 2005 with periodic charges to expense related to the amortization of stock-based compensation over the vesting period.
      The number of shares subject to such options and RSUs amounts to less than 2% of the outstanding shares of Tekelec common stock. The option and RSU grants were made under Tekelec’s 2004 Equity Incentive Plan for New Employees and met the “employee inducement” exception to the Nasdaq rules requiring shareholder approval of equity-based incentive plans.
      The transaction has been accounted for as an acquisition by us under the purchase method of accounting, with the VocalData assets acquired and the liabilities assumed reflected at their estimated fair values. The acquisition of VocalData resulted in the recognition of deferred tax assets of approximately $12.3 million primarily related to acquired temporary differences and net operating loss carryforwards and deferred tax liabilities of approximately $2.3 million related to acquired intangible assets. The VocalData acquired deferred tax assets are based on a preliminary purchase price allocation and may be adjusted upon completion of the final VocalData tax returns through the acquisition date. VocalData’s operating results are included in our consolidated results since the date of acquisition.

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The transaction resulted in a step-up of approximately $15.3 million of VocalData’s assets and liabilities to fair value as follows:

(Thousands)

Total cash paid	$14,500
Fair value of stock issued	13,000
Direct transaction costs	354

Total fair value of consideration paid and direct transaction costs	27,854
Less: VocalData’s tangible net assets acquired	(2,585)
Add: Estimated deferred tax liability	2,278
Less: Estimated deferred tax assets	(12,253)

Total fair value step-up in VocalData	$15,294

      Through this acquisition, we gained a meaningful presence in the next-generation switching space, specifically for IP Centrex applications. This is consistent with our strategy focused on next-generation switching and signaling products and services, and value-added applications. We believe the combination of our signaling products and expertise, combined with the acquired VocalData assets, provide a unique value-proposition to our customers. These factors contributed to a purchase price in excess of fair market value of VocalData’s net tangible and intangible assets acquired, and as a result, we have recorded goodwill in connection with the transaction.
      The total purchase price step-up was allocated among the VocalData assets acquired and liabilities assumed based on their estimated fair values determined with the assistance of a third party appraisal as follows:

(Thousands)

In-process research and development	$2,400
Goodwill	6,384
Identifiable intangible assets	6,510

Total purchase price allocation	$15,294

      Based on the purchase price allocation, $2.4 million of the purchase price represented acquired in-process research and development (“IPRD”) that had not yet reached technological feasibility and had no alternative future use. IPRD was valued using a discounted cash flow approach commonly known as the “excess earnings” approach. The IPRD amount was recorded as an expense in the third quarter of 2004. The identifiable assets created as a result of the acquisition will be amortized over their respective estimated useful lives which are as follows:

	Asset	Estimated Life
	Amount	in Years

	(Thousands)
Acquired technology	$5,200	10
Acquired backlog	100	1
Trade names and marks	10	1
Existing customer relationships	500	10
Service contracts	500	1
Non-compete agreements	200	1

	$6,510

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense of purchased technology and other intangible assets amounted to $403,000 for the year ended December 31, 2004.
Taqua, Inc.
      On April 8, 2004, we completed the acquisition of all of the outstanding shares of capital stock of privately held Taqua, Inc., (“Taqua”). Taqua develops, markets and sells products and services for next-generation switches optimized for the small switch service provider market. The acquisition was accomplished by means of a reverse triangular merger of a new wholly owned subsidiary of Tekelec (“Merger Sub”), with and into Taqua.
      We paid an aggregate cash amount of approximately $86.0 million to the common and preferred stockholders and warrant holders of Taqua in exchange for their interests in Taqua. In addition, we incurred approximately $2.8 million in direct acquisition-related costs. As part of the acquisition, we assumed all unexercised outstanding options to purchase shares of common stock of Taqua. The assumed options were converted, based on exchange ratios specified in the merger agreement, into options to purchase an aggregate of approximately 500,000 shares of Tekelec common stock with an estimated fair value of $7.8 million using the Black-Scholes option-pricing model. This amount includes approximately $4.2 million related to the intrinsic value of unvested stock options recorded as deferred stock-based compensation, which will be amortized over the vesting period of the assumed options. The transaction has been accounted for as an acquisition by us under the purchase method of accounting, with the Taqua assets acquired and the liabilities assumed reflected at their estimated fair values. The acquisition of Taqua resulted in the recognition of deferred tax assets of approximately $31.2 million primarily related to acquired temporary differences and net operating loss carryforwards and deferred tax liabilities of approximately $10.7 million related to acquired intangible assets. The Taqua acquired deferred tax assets are based on a preliminary purchase price allocation and may be adjusted upon completion of the final Taqua tax returns through the acquisition date. Taqua’s operating results are included in our consolidated results since the date of acquisition.
      The transaction resulted in a step-up of approximately $70.0 million of Taqua’s assets and liabilities to fair value as follows:

(Thousands)

Total cash paid	$85,966
Fair value of stock options assumed	7,755
Deferred compensation adjustment for unvested stock options	(4,231)
Direct transaction costs	2,751

Total fair value of consideration paid and direct transaction costs	92,241
Less: Taqua’s tangible net assets acquired	(1,422)
Add: Estimated deferred tax liability	10,724
Less: Estimated deferred tax assets	(31,204)
Less: Other adjustments to tangible assets and liabilities	(387)

Total fair value step-up in Taqua	$69,952

      Through this acquisition, we gained a meaningful presence in the next-generation switching space, specifically for the small size wireline switching market. This is consistent with our strategy focused on next-generation switching and signaling products and services, and value-added applications. We believe the combination of our signaling products and expertise, combined with the acquired Taqua switching assets, provide a unique value-proposition to our customers. These factors contributed to a purchase price in excess of

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fair market value of Taqua’s net tangible and intangible assets acquired, and as a result, we have recorded goodwill in connection with the transaction.
      The total purchase price step-up was allocated among the Taqua assets acquired and liabilities assumed based on their estimated fair values determined with the assistance of a third party appraisal as follows:

(Thousands)

In-process research and development	$8,000
Goodwill	32,642
Identifiable intangible assets	29,310

Total purchase price allocation	$69,952

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

	$29,310

      Amortization expense of purchased technology and other intangible assets of Taqua amounted to $3.1 million for the year ended December 31, 2004.
Majority Interest in Santera
      On June 10, 2003, we acquired a 51.6% controlling voting ownership interest (57.5% on an as converted basis) in Santera in exchange for a cash contribution of $28.0 million and the contribution of the business operations and certain assets and liabilities of our Packet Telephony Business Unit (“PTBU”). Santera develops, markets and sells products and services for carrier-class, next-generation switches. As part of the acquisition and combination, Santera was recapitalized and we contributed the $28.0 million in cash to Santera in exchange for 28,000 shares of Santera Series B Preferred Stock. In addition, we received 38,000 shares of Santera Series A Preferred Stock and one share of Santera common stock in exchange for the PTBU. Santera’s existing stockholders received 62,000 shares of Series A Preferred Stock in exchange for their existing shares in Santera and a cash contribution to Santera of $12.0 million. Each share of Santera’s Series B Preferred Stock has a liquidation preference equal to $2,000 and is convertible into 1.63 shares of Santera common stock. Each share of Santera’s Series A Preferred Stock has a liquidation preference equal to $1,000 and is convertible into one share of Santera common stock.
      Under terms of the original purchase agreement, we made additional cash investments of $12.0 million in Santera, comprised of $6.0 million in March 2004 and $6.0 million in May 2004, in exchange for 12,000

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
additional shares of Santera Series B Preferred Stock. As a result of this cash investment, our ownership percentage increased to 55.7% (62.5% on an as converted basis). In accordance with generally accepted accounting principles, the capital structure of Santera has been eliminated in consolidation and the minority stockholders’ interest in Santera is reflected in our consolidated balance sheet as minority interest. The minority stockholders’ interest in Santera is reflected at the fair value of the Santera assets acquired on the date of acquisition. In addition to the $12 million additional investment noted above, we have funded substantially all of Santera’s operating losses and working capital requirements since the acquisition.
      The transaction has been accounted for using the purchase method of accounting, and resulted in a step-up of approximately $56.9 million of Santera’s assets and liabilities to fair value as follows:

(Thousands)

Fair value of Santera	$61,000
Direct acquisition costs	3,700
Less: Santera tangible net assets acquired	(7,767)

Fair value step-up	$56,933

      Through this acquisition we gained a meaningful presence in the next-generation switching space, specifically for medium to large size wireline switching markets and wireless markets. This is consistent with our strategy focused on next-generation switching and signaling products and services, and value-added applications. We believe the combination of our signaling products and expertise, combined with the acquired Santera switching assets, provides a unique value-proposition to our customers. These factors contributed to a purchase price in excess of fair market value of Santera’s net tangible and intangible assets acquired, and as a result, we have recorded goodwill in connection with the transaction.
      The total purchase price step-up was allocated among the Santera assets acquired and liabilities assumed based on their estimated fair values determined with the assistance of a third party appraisal as follows:

(Thousands)

In-process research and development	$2,900
Goodwill	25,835
Identifiable intangible assets	27,200
Acquired backlog	500
Inventory fair value step-up	498

$56,933

      The PTBU assets and liabilities contributed remain at historical cost.
      Based on the purchase price allocation, $2.9 million of the purchase price represented acquired in-process research and development (“IPRD”) that had not yet reached technological feasibility and had no alternative future use. IPRD was valued using a discounted cash flow approach commonly known as the “excess earnings” approach. The IPRD amount was recorded as an expense in the second quarter of 2003. The identifiable assets created as a result of the acquisition will be amortized over their estimated useful lives of 15 years, with the exception of acquired backlog, which has an estimated life of one year. Amortization expense of purchased technology and other intangible assets of Santera, including the intangible assets contributed by PTBU, amounted to $4.3 million and $4.1 million for the years ended December 31, 2004 and 2003, respectively.
      The net income and losses of Santera are allocated between Tekelec and the minority stockholders based on their relative interests in the equity of Santera and the related liquidation preferences. This approach

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
requires net losses to be allocated first to the Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent net income will be allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income will then be allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and then to common stock in proportion to their relative ownership interests in the equity of Santera. The loss allocated to minority interest of Santera for the year ended December 31, 2004 was computed as follows (dollars in thousands):

(Thousands)

Santera net loss (includes amortization of intangibles of $4,291)	$33,418
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%

Minority interest losses	$20,719

      Since our acquisition of a majority interest in Santera, the total net losses that are allocable to the Series A Preferred Stock are $65.3 million, leaving $33.0 million of losses to be allocated to the Series A Preferred Stock until fully absorbed. After the Series A Preferred Stock is fully absorbed, all subsequent net losses of Santera will be allocated to the Series B Preferred Stock, of which we own 100%.
      In addition to our current ownership interest, we have the right (the “Call”), exercisable during the period from July 1, 2005 through December 31, 2007, to acquire the remaining outstanding shares of Santera from the holders thereof at a price determined in accordance with the terms of the definitive agreements (the “Tekelec Option Price”). The Tekelec Option Price is calculated as the product of (1) the aggregate percentage of Santera common stock not owned by Tekelec (assuming the conversion of the all then issued and outstanding shares of Santera Preferred Stock) calculated at the end of the Call Measurement Period (as defined below) and (2) the “assumed fair market value” of Santera. The “assumed fair market value” of Santera is equal to the product of (1) Santera’s revenues during the one-year period beginning on the first day of the sixth calendar month prior to Tekelec’s exercise of its Option and ending 12 months thereafter (the 12-month period is referred to as the “Call Measurement Period”) and (2) 2.0; provided, however, that the “assumed fair market value” shall not exceed $350 million.
      In addition, the other stockholders of Santera will have the right (the “Put”), exercisable during the period from January 2006 through February 2008, to require us to purchase their shares at a price equal to 80% of the Tekelec Option Price, provided Santera has been profitable for the two calendar quarters preceding such exercise.
      In the event that we exercise the Call, we will reflect purchase accounting for the price paid to acquire the interest held by the minority stockholders. The Put is contingently exercisable only if Santera meets certain net income requirements and its strike price is expected to approximate 80% of fair value based on a 2x multiple of revenue. Since industry market multiples have not decreased, it indicates that there is little value to the Put and therefore, it is not reflected as a liability on our balance sheet. In the event that industry market multiples decrease significantly, the Put may have value which would require us to record the liability and charge the increased value to the income statement. Upon exercise of the Put, we will reflect purchase accounting equal to the Put price, net of the then recorded liability, if any.

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows our pro forma revenue, net income (loss) and net income (loss)per share giving effect to the Santera, Taqua, VocalData and Steleus acquisitions as of the beginning of 2003:

	For the Years Ended
	December 31,

	2004	2003

	(Thousands, except
	per-share data)
Revenues	$420,501	$304,713
Net income (loss)(1)	7,103	(25,140)
Net income (loss) per share:
Basic	$0.11	$(0.41)
Diluted	0.11	(0.41)

(1)	Excludes one-time IPRD charges of $14.2 million and $2.9 million for the years ended December 31, 2004 and 2003, respectively.
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
      Revenues and loss from our discontinued operation were as follows:

	December 31,

	2004	2003	2002

	(Thousands)
Revenues	$—	$—	$(26,556)
Pre-tax loss from discontinued operation	—	—	(6,015)
Benefit from income taxes	—	—	(2,707)
Loss from discontinued operation	$—	$—	$(3,308)
      The Notes had a principal amount of $17.3 million bearing interest at 2% annum and were due on August 30, 2004, which was extended in August 2004 to September 30, 2004. We had the option of converting the Notes into Catapult common stock after August 30, 2003 through maturity at a conversion rate (subject to certain adjustments) of 62.50 share of Catapult common stock per $1,000 in principal (approximately 1.1 million shares for full conversion of the Notes).
      The Notes were initially reflected in the consolidated balance sheet at their estimated fair value with the assistance of a third party appraisal. The fair value was computed by discounting the face value amount to present value using a fair value rate of interest and then determining the fair value of the conversion option

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
using the Black-Scholes valuation model. The carrying value of the Notes was adjusted to the redemption amount at maturity based on an effective interest amortization method, with periodic charges to interest. The carrying values of the Notes and the conversion option were as follows:

December 31,
2003

(Thousands)
Notes: face value at $17,300	$14,869
Fair value of conversion option feature	3,246

Fair value of Notes at August 30, 2002	18,115
Less, accumulated amortization	(535)

Carrying value of Notes	$17,580

      We exercised our option to convert the Notes into Catapult common stock in September 2004. The conversion rate was 62.50 shares of Catapult common stock per $1,000 in principal based on the original conversion agreement. In September 2004, we sold our Catapult shares resulting in a pretax gain of approximately $2.2 million, which is included in other income in the accompanying consolidated statement of operations.
Note D — Restructuring Costs
      In January 2004, we announced a cost reduction initiative that resulted in employee terminations and relocations. The cost reduction initiative resulted in restructuring charges of $339,000 and $1.7 million for the three months and year ended December 31, 2004. These restructuring costs related to the implementation of a global strategic manufacturing plan which included the outsourcing of the majority of our manufacturing operations and the relocation of our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina which was completed during 2004. We expect to incur additional costs throughout the first half of 2005 related to relocating our corporate offices into a smaller facility without manufacturing facilities. During 2004, approximately 23 positions were eliminated as a result of our restructuring.
      For the restructuring charges related to relocation costs and retention bonuses, we applied the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The principal difference between SFAS No. 146 and previous accounting standards relates to the timing of when restructuring charges are recorded. Under SFAS No. 146, restructuring charges are recorded as liabilities are incurred. Under prior accounting standards, restructuring related liabilities were recorded at the time we committed to a restructuring plan. Retention bonuses are being recognized proratably over the service period. We applied the provisions of SFAS 112, “Employers’ Accounting for Postemployment Benefits” for severance costs because the severance benefits provided as part of this restructuring were part of an ongoing benefit arrangement and we accrued a liability for the severance costs.
      The costs related to the restructuring were as follows:

		Costs Incurred	Cumulative
	Total Costs	for the	Costs Incurred
	Expected to be	Three Months Ended	through
	Incurred	December 31, 2004	December 31, 2004

	(Thousands)
Severance costs and retention bonuses	$972	$24	$972
Employee relocation costs	550	265	498
Facility relocation costs	320	50	196

Total	$1,842	$339	$1,666

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The restructuring activity has resulted in the following accrual as of December 31, 2004:

	Total Restructuring	Payments as of	Balance at
	Charges Accrued, Net	December 31, 2004	December 31, 2004

	(Thousands)
Severance costs and retention bonuses	$972	$(896)	$76
Employee relocation costs	43	(43)	—

Total	$1,015	$(939)	$76

      As a result of outsourcing a majority of our manufacturing operations, we transferred raw material inventory of $1.8 million to contract manufacturers under consignment agreements during 2004. Based on the application of lower of cost or market principle, an adjustment of approximately $337,000 was charged to cost of goods sold during 2004. Additionally, fully reserved inventory valued at approximately $225,000 was not moved from California to North Carolina. This fully reserved inventory was later sold to a California buyer for less than $200. We do not expect the sale of fully reserved inventory to continue.
      As of December 31, 2004, total restructuring liabilities amounted to $76,000 and are included in accrued expenses and accrued payroll and related expenses in the accompanying balance sheet. We are likely to incur future restructuring charges throughout the first half of 2005, as a result of the global strategic manufacturing plan and other consolidation activities.
Note E — Sale of Investment in Privately Held Company and Gain on Warrants in Privately Held Company
      In December 2004, following the acquisition of Spatial Communications Technologies (“Spatial”) by Alcatel, Santera, our majority owned subsidiary, exercised warrants convertible into 1,363,380 shares of freely tradable Alcatel shares valued at $14.91 per share. As a result of this transaction, Santera recognized a gain of $20.3 million which is included in other income in the accompanying consolidated statement of operations. The Alcatel shares are included in short-term investments in the accompanying consolidated balance sheet. In addition, we can receive up to 185,513 additional shares of Alcatel held in escrow pending the resolution of acquisition-related indemnifications made by Spatial to Alcatel. These shares are anticipated to be released from escrow beginning 12 months from the acquisition date. We may recognize additional gains when and if these shares are released from escrow.
      In August 2004 following the acquisition of Telica by Lucent Technologies Inc. (“Lucent”), we received freely tradable common stock of Lucent in exchange for our investment in Telica, resulting in a pre-tax gain of $7.9 million, which is included in other income in the accompanying consolidated statement of operations. As further described in Note B, the $7.9 million pre-tax gain reflects an adjustment made in the fourth quarter ended December 31, 2004 for a $2.0 million pre-tax decrease of the gain on sale of investment in privately held company recorded in the third quarter ended September 30, 2004. The adjustment was related to 643,000 shares held in escrow, which were incorrectly marked to fair value, included in short-term investments, and included as part of the gain that was recognized in the quarter ended September 30, 2004. As these shares are considered contingently issuable, they should not have been so recognized, and we have recorded a reduction in the gain of $2.0 million, a reduction in short term investments of $2.0 million, and the elimination of the related tax effects of $697,000 in the quarter ended December 31, 2004. These adjustments are reflected in the 2004 financial statements.
      In September 2004, we sold 5.8 million of our shares of Lucent stock for proceeds of approximately $17.9 million. We can receive up to an additional 643,000 shares of Lucent stock held in escrow pending the resolution of acquisition-related indemnifications made by Telica to Lucent. The shares are anticipated to be released from escrow beginning 18 months from the acquisition date. We may recognize additional gains when and if these shares are released from escrow.

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note F — Fair Value of Investments
      We had short-term investments in commercial paper, municipals and money market accounts with original maturities of less than 90 days whose carrying amounts approximate their fair values because of their short maturities. These investments are included in cash and cash equivalents and amounted to $445,000 and $10.8 million at December 31, 2004 and 2003, respectively.
      We also had investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

	December 31,

	2004	2003

	(Thousands)
Type of Security:
Corporate debt securities with maturities of less than one year	$40,967	$15,050
State securities with maturities of less than one year	93,468	68,750

Total short-term investments	134,435	83,800
Corporate debt securities with maturities of between one and three years	34,138	57,887
State securities with maturity between one and three years	32,717	8,094
U.S. government securities with maturities of between one and three years	26,767	144,317

Total long-term investments	93,622	210,298

	$228,057	$294,098

      These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders’ equity. At December 31, 2004, the unrealized gain on available-for-sale securities amounted to approximately $171,000. At December 31, 2003, the unrealized gain on available-for-sale securities amounted to approximately $643,000. We utilized specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are reported in other income and expense, and were not significant for the years ended December 31, 2004, 2003 or 2002.
Note G — Business and Credit Risk
      Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash, investments and trade receivables. We invest our excess cash in interest-bearing deposits with major banks, United States government securities, high-quality commercial paper and money market funds. At times our cash balances may be in excess of the FDIC insurance limits.
      With respect to trade receivables, we sell network signaling, switching solutions, communications software solutions, and contact center systems worldwide primarily to telephone operating companies, equipment manufacturers and corporations that use our systems to design, install, maintain, test and operate communications equipment and networks. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. Generally, payment terms stipulate payment within 90 days of shipment and currently, we do not engage in leasing or other customer financing arrangements. Many of our international sales are secured with import insurance or letters of credit to mitigate credit risk. Although we have processes in place to monitor and mitigate credit risk, there can be no assurance that such programs will be effective in eliminating such risk. Historically, credit losses have been within management’s expectations. Our exposure to credit risk has increased as a result of weakened financial conditions in certain market segments such as the Competitive Local Exchange Carrier segment. Credit losses for such customers

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have been provided for in the financial statements. Future losses, if incurred, could harm our business and have a material adverse effect on our financial position, results of operations or cash flows.
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
      We conduct business in a number of foreign countries, with certain transactions denominated in local currencies, principally Euros and British Pounds. In certain instances where we have entered into contracts that are denominated in foreign currencies, we have obtained foreign currency forward contracts to offset the impact of currency rates on accounts receivable. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. See Note I — Financial Instruments.
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
Note H — Related Party Transactions
      As of December 31, 2004, our principal shareholder and our Chairman of the Board of Directors (the “Chairman”) and his family owned an aggregate of approximately 17% of our outstanding stock. We paid director’s fees and expenses to the Chairman of $51,000, $59,000 and $55,000 in 2004, 2003 and 2002, respectively.
      During 2003, we entered into a consulting agreement through our majority owned subsidiary, Santera, with Marty Kaplan, formerly a Director and Chairman of the Board of Santera and currently a director of both Santera and Tekelec. Under the terms of the agreement, Mr. Kaplan receives cash compensation of $75,000 per annum through June 2005 and one-time non-statutory options (the “Options”) to purchase 50,000 shares of our common stock under our 2003 Stock Option Plan. The Options vested cumulatively in quarterly installments. During 2004 and 2003 we paid directors fees and expenses to Mr. Kaplan of $134,000 and $13,000, respectively.
      Our Japanese subsidiary purchased, for resale, products totaling approximately $1.5 million under a distribution arrangement with an affiliate in which two of our directors are directors and shareholders. In August 2002, the Japanese subsidiary was sold as part of the disposition of NDD (see Note C). There were no significant transactions with respect to affiliates during 2004 or 2003.
Note I — Financial Instruments
      As discussed in Note G, we use derivative instruments, such as forward contracts, to manage our exposure to market risks such as interest rate and foreign exchange risks. In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (adopted in fiscal 2001) and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Certain Hedging Activities — an amendment of FASB Statement No. 133,” we record derivative instruments as assets or liabilities on the Consolidated Balance Sheet, measured at fair value.
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
      As of December 31, 2004, we had three foreign currency contracts outstanding; one to sell approximately 14,400,000 Euros, a second to sell approximately 400,000 GBP, and a third to sell approximately 1,000,000 CAD. Each of these three contracts had an expiration date of February 1, 2005, and were purchased in order to hedge certain receivables denominated in those currencies. As of December 31, 2003, we had one foreign currency forward contract outstanding to sell approximately 1,700,000 Euros in order to hedge certain receivables denominated in that currency. This contract had an expiration date of January 7, 2004 and did not meet specific hedge accounting requirements. At December 31, 2004 and 2003, our loss from foreign currency forward contracts was $2,568,000 and $624,000, respectively, which was generally offset by the remeasurement gain on the underlying receivables.
      We may continue to use foreign currency forward contracts to manage foreign currency exchange risks in the future.

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note J — Income Taxes
      The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,

	2004	2003	2002

	(Thousands)
Continuing Operations:
Current
Federal	$26,062	$10,112	$8,124
State	3,062	1,771	3,100
Foreign	1,039	1,216	824
Deferred:
Federal	3,505	278	(4,410)
State	(343)	223	502
Foreign	—	—	—

Total Continuing Operations	33,325	13,600	8,140

Discontinued Operation:
Current income taxes	—	—	(2,920)
Deferred income taxes	—	—	213

Total Discontinued Operation	—	—	(2,707)

Disposal of Discontinued Operation:
Current income taxes	—	—	11,043
Deferred income taxes	—	—	2,302

Total Disposal of Discontinued Operation	—	—	13,345

Total	$33,325	$13,600	$18,778

      Income before income tax provision is principally comprised of domestic operations and less than 5% for foreign operations for periods presented.

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of temporary differences that gave rise to deferred taxes at December 31, 2004 and 2003 are as follows:

	December 31,

	2004	2003

	(Thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,876	$994
Inventory write downs	2,158	3,885
Capitalized organization charges	4,134	3,492
Depreciation and amortization	5,122	(1,558)
Research and development credit carry forward	4,512	1,231
Foreign tax credit carry forward	—	5,693
Accrued liabilities	2,029	10,442
Warranty accrual	1,571	1,948
Installment sale	—	(7,569)
Other	1,581	2,594
Net operating loss carry forward	120,885	63,413

Total deferred tax assets	143,868	84,565

Valuation allowance for deferred tax assets	(82,316)	(71,731)

Total net deferred tax asset	$61,552	$12,834

Deferred tax assets of continuing operations:
Current portion	$15,804	$4,958
Long-term portion	45,748	7,876

Total deferred tax assets of continuing operations	61,552	12,834

Total net deferred tax assets	$61,552	$12,834

Deferred tax liabilities:
Acquisition-related intangible assets	$19,586	$790
Current portion	—	—
Long term portion	19,586	790

Total deferred tax liability	$19,586	$790

      The provision for income taxes does not include any benefit from the losses generated by Santera because its losses cannot be included on our consolidated federal tax return inasmuch as our ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations, and a full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Accordingly, we have provided an $82.3 million valuation allowance against the deferred tax assets of Santera as of December 31, 2004. Realization of the remaining deferred tax assets of $61.6 million is dependent on our generating sufficient taxable income in the future. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced. In connection with the acquisition of Taqua, VocalData and Steleus in 2004, we recorded deferred income tax liabilities of $21.6 million associated with certain intangible assets. These deferred income tax liabilities are amortized on a

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
straight-line basis and amounted to $19.6 million at December 31, 2004. In addition, the acquisitions of Taqua, VocalData and Steleus resulted in deferred tax assets of approximately $59.1 million related primarily to acquired net operating loss carryforwards. The deferred tax assets related to these acquisitions are based on the purchase price allocation and may be adjusted upon completion of final tax returns through the acquisition dates.
      The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	For the Years Ended December 31,

	2004		2003		2002

	(Thousands)
Federal statutory provision	$17,142		$3,139		$8,418
State taxes, net of federal benefit	2,848		1,372		1,259
Research and development credits	(2,286)		(406)		(999)
Nontaxable foreign source income	(1,583)		(441)		(231)
Acquisition-related intangible assets, net of related deferred income tax liability	5,297		2,231		(280)
Foreign taxes and other	1,322		(646)		(27)
Increase in valuation allowance for Santera	10,585		8,351		—

Total income tax provision for continuing operations	33,325	68.0%	13,600	151.7%	8,140	33.8%
Income tax benefit (expense) for discontinued operation	—		—		(2,707)
Income tax provision for disposal of discontinued operation	—		—		13,345

Total income tax provision	$33,325	68.0%	$13,600	151.7%	$18,778	31.5%

      At December 31, 2004, we had available $2.0 million of state research and development credit carryforwards which will expire, if unused, beginning in 2005. We also had $292.5 million of Federal, State, and Foreign net operating loss carryforwards. The amount of net operating loss carryforwards related to foreign jurisdictions is $17.6 million. Our net operating losses will expire, if unused, beginning in 2010.
      We have not provided for federal income taxes on $2.8 million of undistributed earnings of our foreign subsidiaries that have been reinvested in their operations.
Note K — Inventories
      Inventories consist of the following:

	December 31,

	2004	2003

	(Thousands)
Raw materials	$20,972	$15,810
Work in process	4,147	128
Finished goods	8,535	5,496

	$33,654	$21,434

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note L — Property and Equipment
      Property and equipment consist of the following:

	December 31,

	2004	2003

	(Thousands)
Manufacturing and development equipment	$82,120	$61,400
Furniture and office equipment	44,599	29,464
Demonstration equipment	4,016	2,465
Leasehold improvements	10,992	8,989

	141,727	102,318
Less, accumulated depreciation and amortization	(111,110)	(80,146)

	$30,617	$22,172

Note M — Goodwill
      The changes in the carrying amount of goodwill for the year ended December 31, 2004 are as follows:

	Switching	Communications
	Solutions	Software	Contact
	Group	Solutions Group	Center	Total

	(Thousands)
Balance at December 31, 2003	$59,205	$—	$9,698	$68,903
Addition due to the acquisition of Taqua	32,642	—	—	32,642
Addition due to the acquisition of VocalData	6,384	—	—	6,384
Addition due to the acquisition of Steleus	—	21,434	—	21,434
Revaluation of goodwill based on actual transaction related costs	(631)	—	—	(631)

Balance at December 31, 2004	$97,600	$21,434	$9,698	$128,732

Note N — Intangible Assets
      Intangible assets consist of the following:

	December 31,

	2004	2003

	(Thousands)
Purchased technology	$133,124	$79,162
Other	18,790	11,700

	151,914	90,862
Less, accumulated amortization	(68,376)	(56,744)

	$83,538	$34,118

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The identifiable intangible assets are amortized over their estimated useful lives. The estimated aggregate amortization expense for intangibles for the subsequent years is:

For the Years Ending December 31,	(Thousands)

2005	$10,929
2006	8,301
2007	6,999
2008	6,670
2009	6,575
Thereafter	44,064

Total	$83,538

Note O — Lines of Credit and Borrowings
      We have a number of credit facilities with various financial institutions. As of December 31, 2004 we had a $20.0 million line of credit which was collateralized by a stock pledge of our holdings in Santera, bore interest at or, in some cases, below the lender’s prime rate (5.25% at December 31, 2004), which expired on February 15, 2005. There were no borrowings under this credit facility. The commitment fees paid on the unused line of credit were not significant. In December 2004, we secured a $30.0 million line of credit collateralized by a pledged account where our investments are held with an intermediary financial institution. This line is intended to replace our $20.0 million line that expired in February. The new credit facility bears interest at, or in some cases below, the lender’s prime rate (5.25% at December 31, 2004), and expires on December 15, 2005, if not renewed. In the event that we borrow against this line, we will maintain collateral in the amount of the borrowing in the pledged account. There have been no borrowings under this facility. The commitment fees paid on the unused line of credit were not significant. Under the terms of each of these credit facilities, we are required to maintain certain financial covenants. We were in compliance with these covenant requirements as of December 31, 2004.
      As of December 31, 2004, Santera had two notes payable: one note had an outstanding balance of $100,000 and was collateralized by the assets purchased thereunder, bore interest at 10% and was paid in full upon maturity in February 2005; the second note for $2.5 million was collateralized by the assets purchased under the note and substantially all of Santera’s assets, excluding the assets collateralized under the $100,000 note, bears interest at 6.36%, and matures in November 2005. Under the terms of each of these credit facilities, we are required to maintain certain financial covenants. We were in compliance with these covenant requirements as of December 31, 2004.
      Taqua has a $1.0 million credit facility, which is collateralized by substantially all assets of Taqua, bears interest at 1.0% above the lenders prime rate (5.25% at December 31, 2004) and expires in April 2005. Under the terms of this credit facility, we are required to maintain certain financial covenants. Taqua was not in compliance with these covenants as of December 31, 2004, due to the failure of Taqua to meet certain financial reporting requirements to the financial institution. As a result of our acquisition of Taqua, the line will not be renewed upon expiration and Taqua’s financing needs will be met with our new consolidated credit facility. There are no outstanding borrowings on the Taqua credit facility.
Note P — Long-Term Convertible Debt
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
      The notes were issued with a 14.65% discount and carried a cash interest (coupon) rate of 3.25%, payable on May 2 and November 2 of each year, commencing on May 2, 2000. The payment of the principal amount of the notes at maturity together with cash interest paid over the term of the notes represents a yield-to-maturity of 6.75% per year, computed on a semi-annual bond equivalent basis. Interest expense was computed based on the accretion of the discount, the accrual of the cash interest payment and the amortization of expenses related to the offering of these notes on a straight-line basis, and amounted to $6.2 million and $9.2 million for 2003 and 2002, respectively.
      The discounted notes were called and subsequently redeemed on July 19, 2003.
      In June 2003, we issued and sold $125 million aggregate principal amount of our 2.25% Senior Subordinated Convertible Notes due 2008 (the “Notes”). The Notes were issued in a private offering in reliance on Section 4(2) of the Securities Act of 1933, as amended. The initial purchaser of the Notes was Morgan Stanley & Co. Incorporated, which resold the Notes to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The aggregate offering price of the Notes was $125 million and the aggregate proceeds to Tekelec were approximately $121,184,000, after expenses. The Notes mature on June 15, 2008, and are convertible prior to the close of business on their maturity date into shares of our common stock at a conversion rate of 50.8906 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. There are no financial covenants related to the Notes and there are no restrictions on us paying dividends, incurring debt or issuing or repurchasing securities.
      The Notes carry a cash interest (coupon) rate of 2.25%, payable on June 15 and December 15 of each year, commencing on December 15, 2003. Interest expense was $2.8 million and $1.5 million for 2004 and 2003, respectively.
Note Q — Commitments and Contingencies
      We lease our office and manufacturing facilities together with certain office equipment under operating lease agreements. Lease terms generally range from one month to ten years; certain building leases contain options for renewal for additional periods and are subject to increases up to 10% every 24 months.
      Our Steleus France subsidiary leases office equipment under two capital leases that are in effect through July 2005 and July 2006 and require minimum lease payments of $245,000 in 2005 and $78,000 in 2006.
      Rent expense, including any applicable rent escalations and rent abatements, is recognized on a straight line basis. Total rent expense was $10.2 million, $8.6 million and $7.1 million for 2004, 2003 and 2002, respectively.
      Minimum annual non-cancelable lease commitments at December 31, 2004 are:

For the Years Ending December 31,	(Thousands)

2005	$9,529
2006	8,295
2007	8,215
2008	7,908
2009	6,313
Thereafter	18,742

$59,002

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnities, Commitments and Guarantees
      In the normal course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to our customers in connection with the sale of our products and licensing of our technology, indemnities for liabilities associated with the infringement of other parties’ technology based upon our products and technology, guarantees of timely performance of our obligations, indemnities related to the reliability of our equipment, and indemnities to our directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded a liability for these indemnities, commitments or guarantees in the accompanying balance sheets because future payment is not probable.

Litigation
      From time to time, various claims and litigation are asserted or commenced against us arising from or related to contractual matters, intellectual property matters, product warranties and personnel and employment disputes. As to such claims and litigation, we can give no assurance that we will prevail. However, we currently do not believe that the ultimate outcome of any pending matters, other than possibly the Bouygues litigation as described below, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Bouygues Telecom, S.A. vs. Tekelec
      On February 24, 2005, Bouygues Telecom, S.A., a French telecommunications operator, filed a complaint against Tekelec in the United States District Court for the Central District of California seeking damages for economic losses caused by a service interruption Bouygues Telecom experienced in its cellular telephone network in November 2004. The amount of damages sought by Bouygues Telecom is $81 million plus unspecified punitive damages, and attorneys’ fees. In its complaint, Bouygues Telecom alleges that the service interruption was caused by the malfunctioning of certain virtual home location register (HLR) servers (i.e., servers storing information about subscribers to a mobile network) provided by Tekelec to Bouygues Telecom.
      Bouygues Telecom seeks damages against Tekelec based on causes of action for product liability, negligence, breach of express warranty, negligent interference with contract, interference with economic advantage, intentional misrepresentation, negligent misrepresentation, fraudulent concealment, breach of fiduciary duty, equitable indemnity, fraud in the inducement of contract, and unfair competition under California Business & Professionals Code section 17200. Although Tekelec is currently evaluating the claims asserted by Bouygues Telecom, Tekelec intends to defend vigorously against the action and believes Bouygues Telecom’s claims could not support the damage figures alleged in the complaint. At this stage of the litigation, management cannot assess the likely outcome of this matter and it is possible that an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue. Several Arizona lawsuits, including the lawsuit in which Tekelec is a named defendant, involve the same patents and have been stayed pending a non-appealable resolution of a lawsuit involving the same patents in the United States District Court for the District of Nevada. On January 23, 2004, the Court in the District of Nevada case issued an Order finding that certain Lemelson patents covering bar code technology and machine vision technology were: (1) unenforceable under the doctrine of prosecution laches; (2) not infringed by any of the accused products sold by any of the eight plaintiffs; and (3) invalid for lack of written description and enablement. In September 2004, Lemelson filed its appeal brief with the Court of Appeals for the Federal Circuit for the related Nevada litigation, and in December 2004, the Defendants in the related Nevada litigation filed their reply brief. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.
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
Note R — Stock Options, Restricted Stock Units and Employee Benefit Plans
      As of December 31, 2004, we have six stock-based employee compensation plans. Under five of the stock option plans with maximum terms of ten years there are 45.6 million shares of our common stock authorized and reserved for issuance. The terms of options granted under these option plans are determined at the time of grant, the options generally vest ratably over a one- to five-year period, and in any case the option price may not be less than the fair market value per share on the date of grant. Both incentive stock options and nonstatutory stock options can be issued under the option plans. Two of the plans allow for restricted stock and restricted stock units to be issued.
      On July 21, 2004, seventy-two new Tekelec employees hired throughout the second quarter of 2004 were granted employment inducement stock options to purchase a total of 437,950 shares of Tekelec common stock, pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). The number of shares involved in these grants amounts to less than 1% of the outstanding common shares of Tekelec. All option grants have an exercise price equal to Tekelec’s closing price on July 21, 2004 of $16.32, and will vest over a four-year period. The option grants were made under Tekelec’s 2004 Equity Incentive Plan for New Employees and met the “employee inducement” exception to the Nasdaq rules requiring shareholder approval of equity-based incentive plans.
      On October 25, 2004, eighty-five new Tekelec employees hired throughout the third quarter of 2004 were granted employment inducement stock options to purchase a total of 537,550 shares of Tekelec common stock, pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). The number of shares involved in these grants amounts to less than 1% of the outstanding common shares of Tekelec. All option grants have an exercise price equal to Tekelec’s closing price on October 25, 2004 of $18.76, and will vest over a four-year period. The option grants were made under Tekelec’s 2004 Equity Incentive Plan for New Employees and met the “employee inducement” exception to the Nasdaq rules requiring shareholder approval of equity-based incentive plans
      As further described in Note B, during 2004 we issued restricted stock units (“RSUs”) for 116,510 shares to employees of VocalData and Steleus resulting in deferred stock-based compensation of approximately $2.0 million. These RSUs vest over a one-year period and are being expensed as compensation

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expense over the vesting period. For the year ended December 31, 2004, we had $432,000 of compensation expense related to the amortization of deferred stock-based compensation for RSUs.
      In connection with the acquisition of Taqua (see Note B — Acquisitions), we assumed unvested options resulting in deferred stock-based compensation of $4.2 million. For the year ended December 31, 2004, we had amortization of deferred stock based compensation amounting to $1.3 million.
      We formed a Santera Advisory Board in 2004 with three non-employee members. As part of this arrangement, we issued 7,500 options to these advisors. These options vest over one year and are being accounted for under FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans.” We value the options using the Black-Scholes model and expense the vested amounts over the vesting period. For the year ended December 31, 2004, our consulting expense related to the options was approximately $93,000 and the options were fully vested.
      We also have an Employee Stock Purchase Plan (ESPP), with a term of ten years, which expires in the year 2006, and under which 1.8 million shares of our common stock have been authorized and reserved for issuance. Eligible employees may authorize payroll deductions of up to 10% of their compensation to purchase shares of common stock at 85% of the lower of the market price per share at the beginning or end of each six-month offering period.
      A summary of the status of our stock options, as of December 31, 2004, 2003 and 2002, and the changes during the year ended on those dates are presented below (shares in thousands):

	2004		2003		2002

		Wgtd. Avg.		Wgtd. Avg.		Wgtd. Avg.
	Shares	Exer. Price	Shares	Exer. Price	Shares	Exer. Price

Outstanding at beginning of year	18,054	$15.91	14,551	$20.18	14,355	$21.17
Granted — price equals fair value	8,870	18.14	7,221	11.20	4,046	17.15
Granted — price greater than fair value	—	—	—	—	120	19.21
Granted — price less than fair value	492	9.42	—	—	—	—
Exercised	(2,776)	11.30	(644)	7.92	(635)	4.51
Cancelled	(1,593)	16.04	(3,074)	26.76	(3,335)	23.61

Outstanding at year-end	23,047	17.20	18,054	15.91	14,551	20.18

Options exercisable at year-end	11,004		9,411		7,830
Options available for future grant	2,434		5,406		6,539
Weighted average fair value of options granted during the year:
Exercise price equals fair value at grant date	$8.38		$7.48		$12.16
Exercise price greater than fair value at grant date	—		—		10.07

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable

	Number	Wgtd. Avg.		Number
	Outstanding as of	Remaining	Wgtd. Avg.	Exercisable as of	Wgtd. Avg.
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Price	2004	Life	Price	2004	Price

$ 2.32 to $ 4.66	624	3.36	$3.61	505	$3.73
4.94 to 9.35	2,458	4.91	8.48	931	8.35
9.56 to 12.70	3,759	5.01	11.97	1,745	11.43
12.94 to 17.94	4,108	5.41	16.40	1,101	15.54
18.08 to 18.80	5,288	5.46	18.59	975	18.62
19.21 to 25.19	4,267	5.70	21.08	3,322	21.31
25.31 to 2,739	2,543	5.97	28.56	2,425	28.64

Total	23,047			11,004

      SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value for awards granted subsequent to December 31, 1995. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in related interpretations. However, in accordance with the disclosure only requirements of SFAS 123, we have computed the fair value of our stock option grants using the modified Black-Scholes American Option Pricing Model (“the “Black-Scholes Model”) with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 60%, 82% and 92%, respectively, for 2004, 2003 and 2002, (iii) weighted average risk-free interest rates of 2.8%, 2.2% and 3.7% for 2004, 2003 and 2002, respectively, (iv) average time to exercise of 3.3, 4.1 and 4.9 years for 2004, 2003 and 2002, respectively, and (v) assumed forfeiture rate of 32%, 52% and 50% for 2004, 2003 and 2002, respectively.
      The Black-Scholes Model input assumptions included: (a) an average time to exercise determined by an outside consultant by (1) measuring the long-run average annual exercise rate based on our employee stock option exercise data for all employee stock options granted between 1984 and 2004 and (2) calculating the average time to exercise implied by this average annual exercise rate; (b) an interest rate equal to the interest rate on U.S. government debt instruments with maturities approximately equal to the options’ expected time to exercise; (c) an expected dividend yield of 0%; and (d) a volatility estimate based on an outside consultant’s analysis of (1) the standard deviation of the historical rates of return on our common stock during the 3-year and 5-year periods ending December 31, 2004, (2) a forward forecast of our volatility assuming a continuation of the historical pattern of our stock’s monthly stock price volatility during the 3-year and 5-year periods and (3) the volatility of our stock implied by the prices of publicly traded call options on our stock in January 2005. The forfeiture assumption is based on an outside consultant’s analysis of the monthly forfeiture rates for our employee stock options granted between January 2000 and June 2003. There can be no assurance that the value realized by an optionee will be at or near the value estimated by the Black-Scholes Model. See Note A — “Stock-Based Compensation” for the pro-forma impacts of applying SFAS 123.
      In May 2001, we amended the original terms of the stock option grants of our former Chief Executive Officer to provide that in the event of his Qualifying Retirement (as defined in the 1994 Stock Option Plan then in effect) the exercise period of his stock options following his termination of employment would be extended from 90 days (as provided in the original stock option grant), to the remaining contractual term of the stock options. In November 2002, the Chief Executive Officer announced his plans to retire in February 2003 which met the requirement for a Qualifying Retirement. In accordance with FIN 44, we recorded a $5.3 million non-cash stock-based compensation charge to selling, general and administrative expense for the

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year ended December 31, 2002 to reflect the difference between the stock option exercise price (average of $21.43) and the fair market value of our common stock of $32.46 on the date of the May 2001 modification. In addition to the stock option amendment, we agreed to pay to the former Chief Executive Officer a one-time cash severance payment of $300,000 upon his retirement and post-retirement health benefits for life with an estimated present value of $304,000. These amounts have been fully accrued for and reflected in selling, general and administrative expense for the year ended December 31, 2003.
      During 2004, 2003 and 2002, approximately 160,000, 89,000 and 150,000 shares, respectively, were purchased under our ESPP at weighted average exercise prices of $14.26, $9.64, and $6.83, respectively. At December 31, 2004, 2003 and 2002, there were approximately 552,000, 712,000, and 200 shares, respectively, available for future grants. The weighted average fair values of ESPP shares granted in 2004, 2003 and 2002 were $5.40, $4.37, and $3.30 per share, respectively. In accordance with the disclosure only requirements of SFAS 123, we have computed the fair value of our ESPP shares using the Black-Scholes Model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 60%, 84% and 90% respectively for 2004, 2003 and 2002, (iii) weighted average risk-free interest rates of 3.2%, 2.1% and 4.1% for 2004, 2003 and 2002, respectively, and (iv) expected term of 0.5 years.
      We have a 401(k) tax-deferred savings plan under which eligible employees may authorize from 2% to 50% of their compensation to be invested in employee-elected investment funds managed by an independent trustee and under which we may contribute matching funds of up to 50% of the employees’ first 12% of payroll deductions. During 2004, 2003 and 2002, our contributions amounted to $4.4 million, $2.9 million and $3.1 million, respectively.
Note S — Earnings Per Share
      The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the years ended December 31, 2004, 2003 and 2002:

	Net Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(Thousands except per-share amounts)
For the Year Ended December 31, 2004:
Basic earnings per share	$36,373	63,131	$0.58
Effect of Dilutive Securities — Stock Options, Warrants and Convertible notes	2,324	9,552

Diluted earnings per share	$38,697	72,683	$0.53

For the Year Ended December 31, 2003:
Basic earnings per share	$18,452	61,163	$0.30
Effect of Dilutive Securities — Stock Options and Warrants	—	1,748

Diluted earnings per share	$18,452	62,911	$0.29

For the Year Ended December 31, 2002:
Basic earnings per share	$40,918	60,358	$0.68
Effect of Dilutive Securities — Stock Options and Warrants	—	1,028

Diluted earnings per share	$40,918	61,386	$0.67

      The computation of the diluted number of shares excludes unexercised stock options and warrants and potential shares issuable upon conversion of our convertible subordinated discounted notes and senior

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subordinated convertible notes that are anti-dilutive. The numbers of such shares excluded were 9.2 million, 16.9 million, and 22.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      There were no transactions subsequent to December 31, 2004, which, had they occurred prior to January 1, 2005, would have changed materially the number of shares in the basic or diluted earnings per share computations.
Note T — Operating Segment Information
      Network Signaling Group (formerly Network Signaling). Our Network Signaling Group develops and sells our Tekelec EAGLE® 5 Signaling Application System, Tekelec 1000 Application Server, Tekelec 500 Signaling Edge, the Short Message Gateway, and the SIP to SS7 Gateway. During 2004, certain network signaling products, including Sentinel, were combined with Steleus operations acquired in October 2004 to form our new Communications Software Solutions Group.
      Switching Solutions Group (formerly Next-Generation Switching). Our Switching Solutions Group comprises our Santera, Taqua, and VocalData switching solutions portfolio. Our Switching Solutions Group products include Santera’s product portfolio consisting of the Tekelec 3000 MGC, and the Tekelec 8000 MG, a carrier-grade, integrated voice and data switching solutions which delivers applications like IXC tandem, Class 4/5, PRI offload, packet/cell switching and Voice over Broadband services. Taqua’s product portfolio includes the Tekelec 200 APS, Tekelec 700 LAG, and Tekelec 7000 C5. VocalData’s IP Centrex application server is being integrated into the Switching Solutions Group business unit.
      Communications Software Solutions Group. Our Communications Software Solutions Group is comprised of Steleus products as well as certain business intelligence applications and other products that were formerly included in the network signaling product line.
      IEX Contact Center Group (formerly Contact Center). Our IEX Contact Center Group provides workforce management and intelligent call routing systems for single- and multiple-site contact centers. Our IEX Contact Center product line includes the TotalView Workforce Management and TotalNet Call Routing products and services.
      As discussed in Note C — Disposition of Business, in 2002 we sold NDD which was comprised of the Network Diagnostics and the Japan Diagnostics operating segments. NDD is reflected as a discontinued operation and accordingly the historical operating segment data has been restated to exclude the discontinued operation.
      Transfers between operating segments are made at prices reflecting market conditions. The allocation of revenues from external customers by geographical area is determined by the destination of the sale.

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our operating segments and geographical information are as follows (in thousands):
Operating Segments

	Net Revenues

	2004	2003	2002

	Thousands
Network Signaling Group	$285,447	$203,339	$205,511
Switching Solutions Group	54,889	11,450	—
Communications Software Solutions Group	18,805	13,091	15,981
IEX Contact Center Group	41,547	35,820	38,849
Intercompany Eliminations	(3,616)	—	—

Total net revenues	$397,072	$263,700	$260,341

	Income (Loss) from Operations

	2004	2003	2002

	Thousands
Network Signaling Group	$132,597	$72,569	$57,508
Switching Solutions Group	(66,899)	(22,831)	—
Communications Software Solutions Group	133	(1,915)	1,595
IEX Contact Center Group	16,040	11,959	15,213
General Corporate(1)	(63,737)	(48,332)	(47,999)

Total income (loss) from operations	$18,134	$11,450	$26,317

(1)	General Corporate includes acquisition-related charges and amortization of $25,027, $15,325, and $11,200 for 2004, 2003 and 2002, respectively, and other corporate expenses that are not specifically allocated to the operating segments or used by operating segment management to evaluate their segment performance.
Enterprise Wide Disclosures
      The following table sets forth, for the periods indicated, revenues from external customers by principal product line (in thousands):

	Revenues from External Customers

	2004	2003	2002

	Thousands
Network Signaling Group	$285,447	$203,339	$205,511
Switching Solutions Group	54,889	11,450	—
Communications Software Solutions Group	15,189	13,091	15,981
IEX Contact Center Group	41,547	35,820	38,849

Total net revenues	$397,072	$263,700	$260,341

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth, for the periods indicated, revenues from external customers by geographic territory (in thousands):

	2004	2003	2002

	Thousands
North America(1)	$306,999	$218,540	$214,493
Europe, Middle East and Africa	40,154	23,091	30,244
Caribbean and Latin America	28,552	10,831	5,565
Asia Pacific	21,367	11,238	10,039

Total revenues from external customers	$397,072	$263,700	$260,341

(1)	North America includes revenues in the United States of $290,918, $209,251 and $199,369, for the years ended December 31, 2004, 2003 and 2002, respectively.
      The following table sets forth, for the periods indicated, long-lived assets excluding goodwill and intangibles by geographic area in which we hold assets (in thousands):

	2004	2003

	Thousands
United States	$45,810	$48,441
Other	2,509	1,161

Total long-lived assets	$48,319	$49,602

      For the year ended December 31, 2004, sales to Cingular, including AT&T, accounted for 17% of our revenue and included sales from our Network Signaling Group, IEX Contact Center Group and Communications Software Solutions Group. For the year ended December 31, 2003, sales to Verizon accounted for 10% of our revenue and included sales from all operating segments. There were no customers accounting for 10% or more of the revenues in 2002.
Note U — Common Stock
      Warrants: In July 1997, we issued warrants to purchase a total of 360,000 shares of our common stock to five directors and one corporate officer at $14.08 per share. These warrants vested and became exercisable in 12 equal quarterly installments beginning on September 30, 1997. During 2003, none of these warrants were exercised and as of December 31, 2003, we had warrants outstanding to purchase an aggregate of 195,000 shares of our common stock. During 2004, all then remaining warrants were exercised and no warrants were outstanding as of December 31, 2004.
      Restricted Stock: In February 2001, we granted a restricted stock award of 30,000 shares of our common stock to a corporate officer in connection with the commencement of his employment. The restricted shares vested in four equal annual installments beginning in February 2002. This award was valued at $827,000, which is being recognized as stock-based compensation expense over the term of the award.
      In May 2003, we granted restricted stock awards of 25,000 shares of our common stock to five directors in connection with additional compensation for services rendered to us. The restricted shares vested in four equal quarterly installments over one year beginning in May 2003. This award was valued at $319,000, which was recognized as stock-based compensation expense over the term of the award.
      During 2004, we issued restricted stock units (“RSUs”) for 116,510 shares to employees of VocalData and Steleus. These awards were valued at approximately $2.0 million and vest over a one-year period, with charges to compensation expense. For the year ended December 31, 2004, we had $432,000 of compensation expense related to the RSUs.

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note V — Quarterly Financial Summary (Unaudited)

	Quarters

For the Years Ended December 31,	First	Second	Third	Fourth

	(Thousands, except per-share data)
2004
Revenues	$78,870	$95,618	$106,636	$115,948
Gross profit	56,421	69,273	79,455	81,344
Income (Loss) from continuing operations before provision for income taxes(1)	2,525	(1,933)	25,045	23,342
Minority interest	9,577	8,581	7,565	(5,004	)(2)
Net income (loss)	5,849	(304)	18,737	12,091	(2)
Earnings per share:
Basic	$0.09	$0.00	$0.30	$0.19	(2)
Diluted	0.09	0.00	0.27	0.17	(2)
Weighted average number of shares outstanding:
Basic	62,034	62,458	63,172	64,861
Diluted	65,194	62,458	72,332	75,331
2003
Revenues	$55,006	$62,922	$70,747	$75,025
Gross profit	39,394	43,875	53,295	57,261
Income (Loss) from continuing operations before provision for income taxes	2,146	(1,280)	2,129	5,972
Minority interest	—	4,505	8,015	7,272
Income (Loss) from continuing operations	1,514	1,210	5,157	7,278
Gain on sale of discontinued operation, net of income taxes	—	—	3,293	—
Net income	1,514	1,210	8,450	7,278
Earnings per share from continuing operations:
Basic	$0.02	$0.02	$0.09	$0.12
Diluted	0.02	0.02	0.08	0.11
Earnings per share from gain on sale of discontinued operation:
Basic	$—	$—	$0.05	$—
Diluted	—	—	0.05	—
Earnings per share:
Basic	$0.02	$0.02	$0.14	$0.12
Diluted	0.02	0.02	0.13	0.11
Weighted average number of shares outstanding:
Basic	60,934	61,032	61,206	61,481
Diluted	61,632	62,276	69,915	70,544

(1)	Restructuring charges for each of the three months ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 were $942,000, $110,000, $275,000 and $339,000, respectively. One-time IPRD charges resulting from acquisitions (see Note B — Acquistions) were $8.0 million, $2.4 million,

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $3.8 million for each of the three months ended June 30, 2004, September 30, 2004, and December 31, 2004, respectively compared to $2.9 million for the three months ended June 30, 2003. Other income for the three months ended June 30, 2004, included $2.2 million from our gain on sale of Catapult stock and $7.9 million from our sale of an investment in a privately held company (see note 2 below). Other income for the three months ended December 31, 2004, includes $20.3 million from our exercise of warrants in a privately held company.

(2)	The financial results indicated reflect an adjustment made in the fourth quarter ended December 31, 2004, to reduce the gain on sale of investment in privately held company previously recorded in the third quarter ended September 30, 2004, by $1.3 million, net of tax. The adjustment relates to 643,000 shares held in escrow as part of the acquisition of Telica by Lucent as described in Note E — Sale of Investment in Privately Held Company and Gain on Warrants in Privately Held Company. The shares held in escrow related to this transaction were incorrectly marked to fair value, included in short-term investments, and included as part of the gain that was recognized in the quarter ended September 30, 2004. As these shares are considered contingently issuable, they should not have been so recognized, and we have recorded a reduction in the gain of $2.0 million, a reduction in short term investments of $2.0 million, and the elimination of the related tax effects of $697,000 in the quarter ended December 31, 2004. These adjustments are reflected in the 2004 financial statements.
      For each of the three months ended September 30, 2004 and December 31, 2004, the calculation of earnings per share includes, for the purposes of the calculation, the add-back to net income of $581,000, for assumed after-tax interest cost related to the convertible debt using the “if-converted” method of accounting for diluted earnings per share. The weighted average number of shares outstanding for each of the three months ended September 30, 2004, and December 31, 2004 includes 6.4 million shares related to the convertible debt using the “if-converted” method. These were the only periods in which the dilution applied.
      For each of the three months ended September 30, 2003 and December 31, 2003, the calculation of earnings per share includes, for the purposes of the calculation, the add-back to net income of $591,000 and $590,000, respectively, for assumed after-tax interest cost related to the convertible debt using the “if-converted” method of accounting for diluted earnings per share. The weighted average number of shares outstanding for each of the three months ended September 30, 2003, and December 31, 2003 includes 6.4 million shares related to the convertible debt using the “if-converted” method. These were the only periods in which the dilution applied.
      Typically a substantial portion of our revenues in each quarter result from orders received in that quarter. Further, we typically generate a significant portion of our revenues for each quarter in the last month of the quarter. We establish our expenditure levels based on our expectations as to future revenues, and if revenue levels were to fall below expectations this would cause expenses to be disproportionately high. Therefore, a drop in near-term demand would significantly affect revenues, causing a disproportionate reduction in profits or even losses in a quarter. Our quarterly operating results may fluctuate as a result of a number of factors, including general economic and political conditions (such as recessions in the U.S. or EMEA), capital spending patterns of our customers, increased competition, variations in the mix of sales, fluctuation in proportion of foreign sales, and announcements of new products by us or our competitors.

Schedule II.
TEKELEC
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C	Column D		Column E

		Additions
	Balance at	Charged to	Deductions		Balance at
	Beginning	Costs and	and Other		End of
Description	of Period	Expenses	Adjustments		Period

	(Thousands)
Year ended December 31, 2002:
Allowance for doubtful accounts	$5,349	$950	$(1,439	)(1)	$4,860
Product warranty	5,462	3,617	(3,808	)(2)	5,271
Deferred tax valuation allowance	—	—	—		—
Year ended December 31, 2003:
Allowance for doubtful accounts	$4,860	$415	$(2,656	)(3)	$2,619
Product warranty	5,271	1,396	(1,608	)(4)	5,059
Deferred tax valuation allowance	—	71,731	—		71,731
Year ended December 31, 2004:
Allowance for doubtful accounts	$2,619	$820	$1,408	(5)	$4,847
Product warranty	5,059	618	(1,648	)(6)	4,029
Deferred tax valuation allowance	71,731	10,585	—		82,316

(1)	Includes $782 as a result of the disposition of NDD.

(2)	Includes $442 as a result of the disposition of NDD.

(3)	Includes $527 as a result of the acquisition of a majority interest in Santera.

(4)	Includes $438 as a result of the acquisition of a majority interest in Santera.

(5)	Includes $1,389, $430 and $607 as a result of the acquisitions of Taqua, VocalData and Steleus, respectively.

(6)	Includes $1,121 and $50 as a result of the acquisitions of Taqua and VocalData, respectively.

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page

10.17	2004 Executive Officer Bonus Plan
10.18	Credit Agreement dated December 15, 2004 between the Registrant and Wells Fargo Bank, National Association

10.19	Office Lease dated as of December 14, 2004 between Grenhill Development Corporation and the Registrant covering our proposed new facility in Westlake Village, California.

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1	Certification of President, Chief Executive Officer and Acting Chief Financial Officer of Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer of Tekelec pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.