Form 10-Q
period 2005-03-31
TEKELEC
filed 2005-05-09
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer.     Yes ☑          No ☐
      As of April 27, 2005, there were 65,709,962 shares of the registrant’s common stock, without par value, outstanding.

TEKELEC
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
Tekelec
Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004

	(Thousands, except
	share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,782	$48,925
Short-term investments, at fair value	164,825	134,435
Accounts receivable, less allowances of $4,395 and $4,847, respectively	94,114	107,850
Inventories	40,983	33,654
Deferred income taxes, net	14,213	15,804
Prepaid expenses and other current assets	48,274	44,639

Total current assets	398,191	385,307
Long-term investments, at fair value	90,926	93,622
Property and equipment, net	34,251	30,617
Investment in privately-held company	7,322	7,322
Deferred income taxes	47,314	45,748
Other assets	6,141	6,757
Goodwill	128,804	128,732
Intangible assets, net	83,408	83,538

Total assets	$796,357	$781,643

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$31,821	$35,316
Accrued expenses	28,661	30,417
Accrued payroll and related expenses	20,138	23,478
Short-term notes and current portion of notes payable	2,875	3,266
Current portion of deferred revenues	112,748	92,182
Income taxes payable	4,707	646

Total current liabilities	200,950	185,305
Notes payable	32	78
Long-term convertible debt	125,000	125,000
Deferred income taxes	18,703	19,586
Long-term portion of deferred revenues	1,629	2,187

Total liabilities	346,314	332,156
Minority interest	14,114	20,489
Commitments and Contingencies (Note I)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized 65,675,473 and 65,543,767 shares issued and outstanding, respectively	259,882	258,656
Deferred stock-based compensation	(3,559)	(4,480)
Retained earnings	180,924	174,268
Accumulated other comprehensive income (loss)	(1,318)	554

Total shareholders’ equity	435,929	428,998

Total liabilities and shareholders’ equity	$796,357	$781,643

See notes to consolidated financial statements.

Tekelec
Consolidated Statements of Income

	Three Months Ended
	March 31,

	2005	2004

	(Thousands, except
	share data)
	(Unaudited)
Revenues	$119,375	$78,870
Cost of sales:
Cost of goods sold	31,602	19,385
Amortization of purchased technology	1,755	3,064

Total cost of sales	33,357	22,449

Gross profit	86,018	56,421

Operating expenses:
Research and development	30,006	20,619
Selling, general and administrative	47,388	32,271
Restructuring	257	942
Amortization of intangible assets	879	532

Total operating expenses	78,530	54,364

Income from operations	7,488	2,057
Other income (expense):
Interest income	1,264	1,533
Interest expense	(998)	(1,118)
Loss on sale of investments	(1,344)	—
Other, net	(440)	53

Total other income (expense), net	(1,518)	468

Income from operations before provision for income taxes	5,970	2,525
Provision for income taxes	5,689	6,253

Net income (loss) before minority interest	281	(3,728)
Minority interest	6,375	9,577

Net income	$6,656	$5,849

Earnings per share:
Basic	$0.10	$0.09
Diluted	0.10	0.09
Weighted average number of shares outstanding:
Basic	65,598	62,034
Diluted	74,407	65,194
See notes to consolidated financial statements.

Tekelec
Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,

	2005	2004

	(Thousands)
	(Unaudited)
Net income	$6,656	$5,849
Other comprehensive income (loss):
Foreign currency translation adjustments	(43)	(44)
Net unrealized loss on available-for-sale securities	(1,829)	(222)

Comprehensive income	$4,784	$5,583

See notes to consolidated financial statements.

Tekelec
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

	2005	2004

	(Thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$6,656	$5,849
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investment in publicly traded company	1,344	—
Minority interest	(6,375)	(9,577)
Allowance for doubtful accounts	(592)	—
Depreciation	4,365	3,255
Amortization	3,556	3,612
Amortization of deferred financing costs	287	278
Convertible debt accretion	—	102
Deferred income taxes	(857)	(3,453)
Stock-based compensation	938	174
Tax benefit related to stock options exercised	252	1,695
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	14,103	(12,998)
Inventories	(7,426)	(2,850)
Prepaid expenses and other current assets	(3,329)	(3,266)
Trade accounts payable	(3,442)	7,373
Accrued expenses	(1,601)	(166)
Accrued payroll and related expenses	(3,292)	(1,516)
Deferred revenues	20,649	6,789
Income taxes payable	4,090	6,808

Total adjustments	22,670	(3,740)

Net cash provided by operating activities	29,326	2,109

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	33,490	366,718
Purchase of available-for-sale securities	(64,048)	(296,820)
Purchase of property and equipment	(7,648)	(4,468)
Prepaid technology license	(4,000)	—
Increase in other assets	(93)	(897)

Net cash provided by (used in) investing activities	(42,299)	64,533

Cash flows from financing activities:
Payments on notes payable	(668)	(943)
Proceeds from issuance of common stock	956	7,220

Net cash provided by financing activities	288	6,277

Effect of exchange rate changes on cash	(458)	(57)

Net change in cash and cash equivalents	(13,143)	72,862
Cash and cash equivalents at beginning of period	48,925	45,261

Cash and cash equivalents at end of period	$35,782	$118,123

See notes to consolidated financial statements.

Tekelec
Notes to Consolidated Financial Statements
(unaudited)
Note A — Basis of Presentation
      The consolidated financial statements are unaudited, other than the consolidated balance sheet at December 31, 2004, which was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of our financial condition, operating results and cash flows for the interim periods. The consolidated financial statements include the accounts and operating results of Tekelec, our wholly owned subsidiaries, and our majority owned subsidiary, Santera, less minority interest. All significant intercompany accounts and transactions have been eliminated.
      The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior consolidated financial statements have been reclassified to conform to the presentation of the current period.
      We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, however, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying consolidated financial statements for the three months ended March 31, 2005 and 2004 are for the thirteen weeks ended April 1, 2005 and April 2, 2004, respectively.
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
      These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). In March 2005 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules. In April 2005, the SEC delayed the implementation of SFAS No. 123R for public companies until the first annual period beginning after June 15, 2005. We expect to adopt SFAS No. 123R on January 1, 2006. We are currently in the process of reviewing SFAS No. 123R and have not determined the impact this will have on our financial position, results of operations or cash flows.
Note B — Minority Interest
      The net income and losses of Santera are allocated between Tekelec and the minority stockholders based on their relative interests in the equity of Santera and the related liquidation preferences. This approach requires net losses to be allocated first to the Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent net income will be allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income will then be allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and thereafter to the holders of Santera common stock in proportion to their relative

Tekelec
Notes to Consolidated Financial Statements — (Continued)
ownership interests in the equity of Santera. The loss allocated to minority stockholders of Santera for the three months ended March 31, 2005, was computed as follows (dollars in thousands):

(Thousands)

Santera net loss (includes amortization of intangibles of $445)	$10,282
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%

Minority interest losses	$6,375

      Since our acquisition of a majority interest in Santera, the total net losses that are allocable to the Series A Preferred Stock are $75.6 million, leaving $22.8 million of losses to be allocated to the Series A Preferred Stock until fully absorbed. After the Series A Preferred Stock has fully absorbed such losses, all subsequent net losses of Santera, if any, will be allocated to the Series B Preferred Stock, of which we own 100%.

Note C — Restructuring Costs

Manufacturing Relocation
      In January 2004, we announced a cost reduction initiative that resulted in employee terminations and relocations. The cost reduction initiative resulted in restructuring charges of $66,000 and $942,000 for the three months ended March 31, 2005 and 2004, respectively. These restructuring costs are related to the implementation of a global strategic manufacturing plan which included the outsourcing of the majority of our manufacturing operations and the relocation of our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. The restructuring resulted in the elimination of approximately 23 positions during 2004 and 1 position in April 2005.
      For the restructuring charges related to relocation costs and retention bonuses, we applied the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The principal difference between SFAS No. 146 and previous accounting standards relates to the timing of when restructuring charges are recorded. Under SFAS No. 146, restructuring charges are recorded as liabilities are incurred. Under prior accounting standards, restructuring related liabilities were recorded at the time we committed to a restructuring plan. Retention bonuses are being recognized ratably over the required service period. We applied the provisions of SFAS 112, “Employers’ Accounting for Postemployment Benefits” for severance costs because the severance benefits provided as part of this restructuring were part of an ongoing benefit arrangement. Accordingly, we accrued a liability for the severance costs.
      The costs related to the manufacturing restructuring were as follows:

		Costs Incurred	Cumulative
	Total Costs	for the	Costs Incurred
	Expected to be	Three Months Ended	through
	Incurred	March 31, 2005	March 31, 2005

	(Thousands)
Severance costs and retention bonuses	$972	$—	$972
Employee relocation costs	516	19	516
Facility relocation costs	243	47	243

Total	$1,731	$66	$1,731

Tekelec
Notes to Consolidated Financial Statements — (Continued)
      The manufacturing restructuring activity has resulted in the following accrual as of March 31, 2005:

	Total Restructuring	Payments as of	Balance at
	Charges Accrued, Net	March 31, 2005	March 31, 2005

	(Thousands)
Severance costs and retention bonuses	$972	$(924)	$48

Total	$972	$(924)	$48

      As of March 31, 2005, total restructuring liabilities amounted to $48,000 and are included in accrued expenses and accrued payroll and related expenses in the accompanying balance sheet.

Corporate Headquarters and Taqua Restructure
      During 2004, we entered into an agreement under which we agreed to lease approximately 22,400 square feet of office space in Westlake Village, California through December 2014. During the first quarter of 2005, after being notified by the Landlord for this building that it would be unable to deliver possession of the premises in accordance with the lease terms, we notified the Landlord that we would terminate the lease. The Landlord disputes our right to terminate the lease. As a result of our decision to terminate the lease agreement, we have recorded a charge of $191,000 to write off certain leasehold improvements in process and the initial deposits paid to the Landlord.
Note D — Gain (Loss) on Investment in Alcatel
      In December 2004, in connection with the acquisition of Spatial Communications Technologies (“Spatial”) by Alcatel, Santera, our majority owned subsidiary, received an aggregate of 1,363,380 shares of freely tradable Alcatel shares valued at $14.91 per share in exchange for shares of Spatial common stock then held by Santera, or upon the exercise of warrants to purchase Spatial common stock, During the first quarter of 2005, Santera sold 1,263,380 Alcatel shares for proceeds of $17.5 million resulting in realized losses of $1.3 million. Additionally, an unrealized loss of $289,000 was recorded to other accumulated comprehensive loss on the balance sheet to reflect the market decline in value of the 100,000 shares still held at March 31, 2005.
      In addition, Santera may receive up to 185,513 additional shares of Alcatel currently held in escrow as security for any acquisition-related indemnification claims that Alcatel may assert following the closing of the acquisition. These shares are anticipated to be released from escrow beginning in December 2005. We may recognize additional gains from the escrow shares when and if these Alcatel shares are released from escrow.

Tekelec
Notes to Consolidated Financial Statements — (Continued)
Note E — Certain Balance Sheet Items

	March 31,	December 31,
	2005	2004

Inventories consist of the following:
Raw materials	$22,835	$20,972
Work in process	5,561	4,147
Finished goods	12,587	8,535

Inventories	$40,983	$33,654

Property and equipment consist of the following:
Manufacturing and development equipment	$86,428	$82,120
Furniture and office equipment	47,098	44,599
Demonstration equipment	4,020	4,016
Leasehold improvements	12,199	10,992

	149,745	141,727
Less, accumulated depreciation and amortization	(115,494)	(111,110)

Property and equipment, net	$34,251	$30,617

Intangible assets consist of the following:
Purchased technology	$136,462	$133,124
Other	18,790	18,790

	155,252	151,914
Less accumulated amortization	(71,844)	(68,376)

Intangible assets, net	$83,408	$83,538

      The identifiable intangible assets are amortized over their estimated useful lives. The estimated aggregate amortization expense for intangibles for the subsequent years is:

For the Years Ending December 31,	(Thousands)

2005	$8,519
2006	8,348
2007	7,047
2008	6,938
2009	6,843
Thereafter	45,713

Total	$83,408

Note F — Financial Instruments
      We use derivative instruments, such as forward contracts, to manage our exposure to market risks such as interest rate and foreign exchange risks. We record derivative instruments as assets or liabilities on the Consolidated Balance Sheet, measured at fair value.
      Corresponding gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other income and expense in our Consolidated Statements of Income. When we elect not to designate a derivative instrument and hedged item as a fair value hedge at inception of the

Tekelec
Notes to Consolidated Financial Statements — (Continued)
hedge, or the relationship does not qualify for fair value hedge accounting, the full amount of changes in the fair value of the derivative instrument will be recognized in the consolidated financial statements.
      As of March 31, 2005, we had eight foreign currency forward contracts outstanding to sell approximately 14.9 million Euros, 390,000 British Pounds, 255,000 Canadian dollars, and 875,000 Australian dollars, in order to hedge certain receivable balances denominated in those currencies. These contracts had an expiration date of April 5, 2005, and were accounted for as fair value hedges.
      As of March 31, 2004, we had one foreign currency forward contract outstanding to sell approximately 2.4 million Euros in order to hedge certain receivables denominated in this currency. The contract expired on April 6, 2004, and was accounted for as a fair value hedge.
      Corresponding gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other income and expense in our consolidated statement of operations. For the three months ended March 31, 2005 and 2004, our gains and (losses) from foreign currency forward contracts were $873,315 and ($42,477), respectively
      We may continue to use foreign currency forward contracts to manage foreign currency exchange risks in the future.
Note G — Income Taxes
      The income tax provisions for the three months ended March 31, 2005 and 2004 were $5.7 million and $6.3 million, respectively, and reflect the effect of non-deductible acquisition-related costs and non-deductible losses of Santera, partially offset by benefits of $883,000 and $557,000, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Our provision for income taxes does not include any benefit from the losses generated by Santera because its losses cannot be included on our consolidated federal tax return inasmuch as our majority ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations, and a full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Accordingly, we have provided a $92.8 million valuation allowance against the deferred tax assets of Santera as of March 31, 2005. Realization of the remaining deferred tax assets of $61.6 million is dependent on our generating sufficient taxable income in the future.
      Excluding the effect of acquisition-related items and Santera’s operating results, an effective tax rate of 35% was applied to income from operations for the three months ended March 31, 2005 and 2004, and represented federal, state and foreign taxes on our income, reduced primarily by estimated research and development credits, foreign tax credits, the manufacturing deduction, and other benefits from foreign sourced income.
Note H — Lines of Credit and Long-Term Convertible Debt
      We have a number of credit facilities with various financial institutions. As of March 31, 2005, we had a $30.0 million line of credit collateralized by a pledged account where our investments are held with an intermediary financial institution. This credit facility bears interest at, or in some cases below, the lender’s prime rate (5.75% at March 31, 2005), and expires on December 15, 2005, if not renewed. In the event that we borrow against this line, we will maintain collateral in the amount of the borrowing in the pledged account. As of March 31, 2005, we maintained $7.0 million in this collateral account, reported as long-term investments on the consolidated balance sheet, related to a stand-by letter of credit to be issued for export compliance in the second quarter of 2005. There have been no borrowings under this facility. The commitment fees paid on the unused line of credit were not significant for the three months ended March 31, 2005 Under

Tekelec
Notes to Consolidated Financial Statements — (Continued)
the terms of this credit facility, we are required to maintain certain financial covenants. We were in compliance with these covenant requirements as of March 31, 2005.
      As of March 31, 2005, Santera had one note payable for $2.2 million that is collateralized by assets purchased under the note and substantially all of Santera’s other assets, bears interest at 6.36%, and matures in November 2005. Under the terms of this credit facility, we are required to maintain certain financial covenants, including a covenant that Santera provide audited financial statements within 120 days of year end. We have not provided these statements, and therefore, are not currently in compliance with this covenant requirement. We expect to furnish the audited financial statements of Santera with the noteholder in the near term in order to comply with this covenant. Taqua had a $1.0 million credit facility that was terminated in March 2005 at Taqua’s request. There were no outstanding borrowings on the Taqua credit facility as of March 31, 2005. As a result of our acquisition of Taqua, we expect to provide for Taqua’s financing needs, if any, through our consolidated credit facility.
      In June 2003, we issued and sold $125 million aggregate principal amount of our 2.25% Senior Subordinated Convertible Notes due 2008 (the “Notes”). The Notes were issued in a private offering in reliance on Section 4(2) of the Securities Act of 1933, as amended. The initial purchaser of the Notes was Morgan Stanley & Co. Incorporated, which resold the Notes to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The aggregate offering price of the Notes was $125 million and the aggregate proceeds to Tekelec were approximately $121.2 million, after expenses. The Notes mature on June 15, 2008, and are convertible prior to the close of business on their maturity date into shares of our common stock at a conversion rate of 50.8906 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. There are no financial covenants related to the Notes and there are no restrictions on us paying dividends, incurring debt or issuing or repurchasing securities.
      The Notes carry a cash interest (coupon) rate of 2.25%, payable on June 15 and December 15 of each year, commencing on December 15, 2003. Interest expense was $703,000 for each of the three months ended March 31, 2005 and the three months ended March 31, 2004.
Note I — Commitments and Contingencies

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

Tekelec
Notes to Consolidated Financial Statements — (Continued)
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
      On April 21, 2005, Tekelec filed a motion to transfer venue of the lawsuit from the Central District of California to the Eastern District of North Carolina based on the convenience of the parties and witnesses. In addition, Tekelec concurrently filed a motion pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure to dismiss six of the twelve claims for relief contained in the Complaint as a matter of law. The hearing on these motions is currently scheduled to take place on June 6, 2005. Tekelec expects that the motions will be opposed by Bouygues Telecom.
      Although Tekelec is still evaluating the remaining claims asserted by Bouygues Telecom, Tekelec intends to defend vigorously against the action and believes Bouygues Telecom’s claims could not support the damage figures alleged in the complaint. At this stage of the litigation, management cannot assess the likely outcome of this matter and it is possible that an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
      Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue. Several Arizona lawsuits, including the lawsuit in which Tekelec is a named defendant, involve the same patents and have been stayed pending a non-appealable resolution of a lawsuit involving the same patents in the United States District Court for the District of Nevada. On January 23, 2004, the Court in the District of Nevada case issued an Order finding that certain Lemelson patents covering bar code technology and machine vision technology were: (1) unenforceable under the doctrine of prosecution laches; (2) not infringed by any of the accused products sold by any of the eight accused infringers; and (3) invalid for lack of written description and enablement. In September 2004, Lemelson filed its appeal brief with the Court of Appeals for the Federal Circuit (“CAFC”) for the related Nevada litigation, and in December 2004, the Defendants in the related Nevada litigation filed their reply brief. The CAFC has set the oral argument for

Tekelec
Notes to Consolidated Financial Statements — (Continued)
June 6, 2005. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.
Note J — Stock-Based Compensation
      As of March 31, 2005, we have six stock-based employee compensation plans. Under five of the stock option plans with maximum terms of ten years there are 45.6 million shares of our common stock authorized and reserved for issuance. The terms of options granted under these option plans are determined at the time of grant, the options generally vest ratably over a one- to five-year period, and in any case the option price may not be less than the fair market value per share on the date of grant. Both incentive stock options and nonstatutory stock options can be issued under the option plans. Two of the plans allow for restricted stock and restricted stock units to be issued.
      On February 8, 2005, twenty-seven new Tekelec employees hired throughout the fourth quarter of 2004 were granted employment inducement stock options to purchase a total of 214,950 shares of Tekelec common stock, pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). The number of shares involved in these grants amounts to less than 1% of the outstanding common shares of Tekelec. All option grants have an exercise price equal to Tekelec’s closing price on February 8, 2005 of $17.79, and will vest over a four-year period. The option grants were made under Tekelec’s 2004 Equity Incentive Plan for New Employees and met the “employee inducement” exception to the Nasdaq rules requiring shareholder approval of equity-based incentive plans.
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

	Three Months Ended
	March 31,

	2005	2004

	(Thousands, except
	share data)
Stock-based compensation, net of tax:
As reported	$610	$114
Additional stock-based compensation expense determined under the fair value method	4,680	3,390

Pro forma	$5,290	$3,504

Net income:
As reported	$6,656	$5,849
Less: additional stock-based compensation expense determined under the fair value method, net of tax	(4,680)	(3,390)

Pro forma	$1,976	$2,459

Tekelec
Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended
	March 31,

	2005	2004

	(Thousands, except
	share data)
Net income per share-basic:
As reported	$0.10	$0.09
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.07)	(0.05)

Pro forma	$0.03	$0.04

Net income per share-diluted:
As reported	$0.10	$0.09
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.07)	(0.05)

Pro forma	$0.03	$0.04

Weighted average number of shares outstanding:
Basic	65,598	62,034
Diluted	67,409	65,194
      During 2004 we issued restricted stock units (“RSUs”) for 116,510 shares to employees of VocalData and Steleus resulting in deferred stock-based compensation of approximately $2.0 million. These RSUs vest over a one-year period and are being accounted for as compensation expense over the vesting period. For the three months ended March 31, 2005, we had $503,000 of compensation expense related to the amortization of deferred stock-based compensation for RSUs, and $1.1 million remaining in deferred stock based compensation.
      In connection with the acquisition of Taqua, we assumed unvested options resulting in deferred stock-based compensation of $4.2 million. For the three months ended March 31, 2005, we amortized $417,000 of compensation expense related to the deferred stock based compensation for the assumed Taqua options, and $2.5 million remained in deferred stock based compensation.
Note K — Operating Segment Information
      Network Signaling Group (formerly Network Signaling). Our Network Signaling Group develops and sells our Tekelec EAGLE(R) 5 Signaling Application System, Tekelec 1000 Application Server, Tekelec 500 Signaling Edge, the Short Message Gateway, and the SIP to SS7 Gateway. During 2004, certain network signaling products, including Sentinel, were combined with the Steleus operations acquired in October 2004 to form our new Communications Software Solutions Group.
      Switching Solutions Group (formerly Next-Generation Switching). Our Switching Solutions Group comprises our Santera, Taqua, and VocalData switching solutions portfolio. Our Switching Solutions Group products include Santera’s product portfolio consisting of the Tekelec 9000 DSS, and the Tekelec 8000 WMG, a carrier-grade, integrated voice and data switching solutions which delivers applications like IXC tandem, Class 4/5, PRI offload, packet/cell switching and Voice over Broadband services. Taqua’s product portfolio includes the Tekelec 700 LAG and Tekelec 7000 C5. VocalData’s IP Centrex application server is being integrated into the Switching Solutions Group business unit.
      Communications Software Solutions Group. Our Communications Software Solutions Group is comprised of Steleus products as well as certain business intelligence applications and other products that were formerly included in the network signaling product line.

Tekelec
Notes to Consolidated Financial Statements — (Continued)
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
      Our operating segments and geographical information are as follows:
Operating Segments

	Net Revenues

	Three Months Ended
	March 31,

	2005	2004

	(Thousands)
Network Signaling Group	$74,350	$60,045
Switching Solutions Group	24,844	6,386
Communications Software Solutions Group	10,398	3,195
IEX Contact Center Group	10,649	9,244
Intercompany Eliminations	(866)	—

Total net revenues	$119,375	$78,870

	Income (Loss) from
	Operations

	Three Months Ended
	March 31,

	2005	2004

	(Thousands)
Network Signaling Group	$34,030	$25,615
Switching Solutions Group	(14,318)	(12,213)
Communications Software Solutions Group	(1,082)	(652)
IEX Contact Center Group	3,006	3,076
General Corporate(1)	(14,148)	(13,769)

Total income from operations	$7,488	$2,057

(1)	General Corporate includes acquisition-related charges and amortization of $2,967 and $3,364 for the three months ended March 31, 2005 and 2004, respectively, and other corporate expenses that are not specifically allocated to the operating segments or used by operating segment management to evaluate their segment performance.

Tekelec
Notes to Consolidated Financial Statements — (Continued)
Enterprise Wide Disclosures
      The following table sets forth, for the periods indicated, revenues from external customers by principal product line:

	Revenues from External
	Customers

	Three Months Ended
	March 31,

	2005	2004

	(Thousands)
Network Signaling Group	$74,350	$60,045
Switching Solutions Group	24,844	6,386
Communications Software Solutions Group	9,532	3,195
IEX Contact Center Group	10,649	9,244

Total net revenues	$119,375	$78,870

      The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

	Revenues from External
	Customers by
	Geographic Territory

	Three Months Ended
	March 31,

	2005	2004

	(Thousands)
North America(1)	$95,585	$67,495
Europe, Middle East and Africa	9,800	2,578
Caribbean and Latin America	3,134	6,004
Asia Pacific	10,856	2,793

Total revenues from external customers	$119,375	$78,870

(1)	North America includes revenues in the United States of $90,399 and $60,454 for three months ended March 31, 2005 and 2004, respectively.
      The following table sets forth, for the periods indicated, long-lived assets excluding goodwill and intangibles by geographic area in which we hold assets:

	March 31, 2005	December 31, 2004

	(Thousands)
United States	$44,268	$42,188
Other	3,446	2,509

Total long-lived assets	$47,714	$44,697

      Long-lived assets are comprised of net property and equipment; an investment in a privately held company; and other tangible assets.
      For the three months ended March 31, 2005, sales to the combined company formed by the merger of AT&T Wireless and Cingular accounted for 27% of our revenues and included sales from our Network Signaling Group, Communications Software Solutions Group, and IEX Contact Center Group. For the three months ended March 31, 2004, sales to Cingular, prior to the merger of Cingular with AT&T, accounted for 10% of our revenue and included sales from our Network Signaling Group and IEX Contact Center Group.

Tekelec
Notes to Consolidated Financial Statements — (Continued)
Note L — Earnings Per Share
      The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the three months ended March 31, 2005 and 2004:

	Net Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(Thousands, except per-share data)
For the Three Months Ended March 31, 2005:
Basic earnings per share	$6,656	65,598	$0.10
Effect of Dilutive Securities — Stock Options and Warrants	—	2,448
Effect of Dilutive Securities — Convertible Notes	581	6,361

Diluted earnings per share	$7,237	74,407	$0.10

For the Three Months Ended March 31, 2004:
Basic earnings per share	$5,849	62,034	$0.09
Effect of Dilutive Securities — Stock Options, Warrants	—	3,160

Diluted earnings per share	$5,849	65,194	$0.09

      The computation of the diluted number of shares excludes unexercised stock options and warrants, and, for 2004, potential shares issuable upon conversion of our senior subordinated convertible notes that are anti-dilutive. The numbers of such shares excluded were 12.0 million and 14.5 million, respectively, for the three months ended March 31, 2005 and 2004, respectively.
Note M — Subsequent Event
      In April 2005, we announced plans to relocate our corporate offices from Calabasas, California to our facilities in Morrisville, North Carolina. The relocation will provide a significant opportunity to improve our operations by fully integrating our finance, accounting, corporate and information technology functions into the business units they support. In addition, we announced that our Taqua facility in Hyannis, Massachusetts, will be consolidated into our Plano, Texas facilities during 2005. Both of these relocations will result in employee terminations and relocations, and qualify as Exit Activities as that term is defined in SFAS No. 146, which determines the measurement and recognition of these one-time termination costs. The termination costs include retention bonuses, severance pay and benefit costs extended through the required service period and for up to one year thereafter. Inasmuch as our retention program requires employees to work more than 60 days to earn the retention bonus and the severance benefits, these costs will be estimated and the estimated costs will be recognized ratably throughout the required service period in accordance with SFAS No. 146. Additionally, in the second quarter of 2005, we will record a one-time charge of $150,000 related to the termination of our lease in Hyannis. Other costs related to the management of the relocation projects and the costs to move equipment will be expensed as incurred. The total expected costs related to these activities are shown below:

Total Costs
Expected to be
Incurred

(Thousands)
Severance costs and retention bonuses	$3,386
Employee relocation costs	423
Facility relocation costs	747

Total	$4,556

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Overview
      Tekelec is a developer of next-generation switching and signaling telecommunications products and services, network performance management technology, business intelligence and value-added applications. Tekelec’s products and services are widely deployed in traditional and next-generation wireline and wireless networks and contact centers worldwide. Our corporate headquarters are currently located in Calabasas, California with research and development facilities and sales offices throughout the world. For more information, please visit www.tekelec.com.
      Our products are organized according to our four major operating groups: the Network Signaling Group, the Switching Solutions Group, the Communications Software Solutions Group, and the IEX Contact Center Group. These operating groups were organized during the fourth quarter of 2004 principally as a result of a product rebranding initiative, corporate reorganization and integration activities following our acquisitions of Taqua, VocalData and Steleus. First, our network signaling product line has become the Network Signaling Group; second, our next-generation switching product line has become the Switching Solutions Group; third, a new Communications Software Solutions Group comprised of Steleus products as well as certain of our business intelligence applications and other network element independent solution products that were formerly included in the network signaling product line was created; and fourth, our contact center product line was renamed the IEX Contact Center Group.
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
      Our Network Signaling Group products include the Tekelec EAGLE(R) 5 Signaling Application System, Tekelec 1000 Application Server, Tekelec 500 Signaling Edge, the Short Message Gateway, and the SIP to SS7 Gateway. During the fourth quarter of 2004, certain network signaling products, including Sentinel, were combined with Steleus resources to become the basis of our new Communications Software Solutions Group.
      Switching Solutions Group (formerly Next-Generation Switching). Our Switching Solutions Group products are focused primarily on creating and enhancing next-generation voice switching products and services for both traditional (TDM-based) and new (Packet-based) Class 4, Class 5 and wireless applications. The switching portion of a network carries and routes the actual voice or data comprising a “call.”
      The Switching Solutions Group is comprised of our Santera, Taqua, and VocalData switching solutions product portfolio. Santera’s switching products and services allow network service providers to migrate their network infrastructure from circuit-based technology to packet-based technology. Circuit-based switching is largely based upon the Time Division Multiplexing (“TDM”) protocol standard, in which the electronic signals carrying the voice message traverses the network following a dedicated path, or circuit, from one user to the other. Packet-based switching, however, breaks down the voice message into packets. These packets then individually traverse the network, often taking separate paths, and are then reassembled on the other side of the network prior to delivery to the recipient. Packet-based switching may utilize one of many protocols, the most common of which are Asynchronous Transfer Mode (“ATM”) and Internet Protocol (“IP”). Voice transported using the IP protocol is often referred to as Voice over IP ( “VoIP”).

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
      Our Switching Solutions Group products include Santera’s product portfolio consisting of the Tekelec 9000 DSS, an integrated voice and data switching solution, the Tekelec 8000 WMG or Wireless Media Gateway, the Tekelec 7000 C5, Tekelec 700 LAG or Line Access Gateway, and the Tekelec 6000 VoLP Application Server. Our Switching Solutions Group products support the portion of a network that carries and routes the actual voice or data comprising a “call.”
      Communications Software Solutions Group. Our communications software products and services provide intelligent network services such as calling name, outbound call management, inbound call management and a service creation environment. These products also enable intelligent network services such as revenue assurance, monitoring, network optimization, quality of service and marketing intelligence applications. The Communications Software Solutions Group includes both Steleus products as well as certain business intelligence applications and other products that were formally included in the Network Signaling Group product line.
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
      Our revenues are currently organized into four distinct geographical territories: North America, EMEA, CALA and Asia/ Pacific. North America comprises the United States and Canada. EMEA comprises Europe, the Middle East and Africa. CALA comprises the Caribbean and Latin America including Mexico. Asia Pacific comprises Asia and the Pacific region, including India and China.

Results of Operations
      The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:

	Percentages of
	Revenues

	Three Months
	Ended March 31,

	2005	2004

Revenues	100.0%	100.0%
Cost of goods sold	26.5	24.6
Amortization of purchased technology	1.4	3.9

Gross Profit	72.1	71.5

Research and development	25.1	26.1
Selling, general and administrative	39.7	40.9
Restructuring	0.2	1.2
Amortization of intangible assets	0.8	0.7

Income from operations	6.3	2.6

Interest and other income (expense), net	(1.3)	0.6
Income from operations before provision for income taxes	5.0	3.2
Provision for income taxes	4.8	7.9

Income (Loss) before minority interest	0.2	(4.7)
Minority interest	5.4	12.1

Net income	5.6%	7.4%

      The following table sets forth, for the periods indicated, the revenues by principal operating group as a percentage of total revenues:

	Percentage of
	Revenues

	Three Months
	Ended March 31,

	2005	2004

Network Signaling Group	62%	76%
Switching Solutions Group	21	8
Communications Software Solutions Group	8	4
IEX Contact Center Group	9	12

Total	100%	100%

      The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

	Percentage of
	Revenues

	Three Months
	Ended March 31,

	2005	2004

North America	80%	86%
Europe, Middle East and Africa	8	3
Caribbean and Latin America	3	8
Asia Pacific	9	3

Total revenues from external customers	100%	100%

Three Months Ended March 31, 2005 Compared with the Three Months Ended March 31, 2004
      Revenues. Our revenues increased by $40.5 million, or 51%, during the first quarter of 2005 due to higher product sales in all of our operating groups, including an $18.5 million increase in sales of our Switching Solutions Group products, a $14.3 million increase in sales of our Network Signaling Group products, a $6.3 million increase in sales of our Communications Software Solutions Group products, and a $1.5 million increase in sales of our IEX Contact Center Products.
      Revenues from our network signaling products increased by $14.3 million, or 24%, due to a $19.8 million increase in sales of Eagle STP initial systems offset by lower sales of $7.1 million of local number portability products.
      Revenues from our switching solutions products increased by $18.5 million, or 289%, primarily as a result of increased sales of Santera wireless media gateway products to Spatial and secondarily due to the addition of $3.2 million in sales of Taqua products and services and $1.8 million in sales of VocalData products and services.
      Revenues from our communications software solutions products increased by $6.3 million, or 198%, due primarily to the addition of $3.1 million in sales of Steleus products and services.
      Revenues from our IEX contact center products increased by $1.4 million, or 15%, due to increased sales of TotalView products.
      Revenues in North America increased by $28.1 million, or 42%, due primarily to a $16.0 million increase in sales of Eagle STP products and a $9.3 million increase in sales of Switching Solutions Group products, including an increase in Santera product sales of $4.9 million. Revenues in the EMEA region increased by $7.2 million, or 280%, due to a $2.3 million increase in sales of Eagle STP products and the addition of Steleus product sales of $2.9 million. Revenues in the CALA region decreased $2.9 million, or 48%, due primarily to a $3.1 million decline in sales of Eagle STP products partially offset by higher sales of communication software solutions products of $291,000. Revenues in the Asia Pacific region increased $8.1 million, or 289%, due to a $9.1 million increase in sales of Santera and VocalData products partially offset by a $1.0 million decline in Eagle STP product sales.
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
      We believe that our future revenue growth depends in large part upon a number of factors affecting the demand for our signaling and switching products. For our signaling products, domestically, we derive the majority of our signaling revenue from wireless operators, as wireless networks generate significantly more signaling traffic than wireline networks and, as a result, require significantly more signaling infrastructure. Factors that increase the amount of signaling traffic generated on a wireless network, that we believe result in increased demand for our signaling products include; the growth in the number of subscribers, the number of calls made per subscriber, roaming, and the use of advance features, such as text messaging. Internationally, in addition to the factors affecting our domestic sales growth described above, Eagle signaling product revenue growth depends primarily on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor, and our ongoing ability to meet the signaling requirements of the newly acquired customers. For our switching products, future revenue growth, both domestically and internationally, depends on the increasing adoption and deployment of packet-switching technology. As a result of the expansion of our product portfolio and our strategy of providing our customers with integrated products and services, the way that we recognize revenues in the future may be impacted. In the event that we sell integrated products and service that we cannot separate into multiple elements due to the inability to establish vendor-specific objective evidence, we will not be able to recognize revenue until all of the products and services are completely delivered.

      Gross Profit. Gross profit increased to $86.0 million from $56.4 million and increased as a percentage of revenues increased to 72.1% for the three months ended March 31, 2005, compared to 71.5% for the three months ended March 31, 2004. The increase in gross profit was due primarily to a $1.3 million decline in the amortization of purchased technology attributable to the completion of the amortization of certain IEX Contact Center technology in the first quarter of 2004. This benefit was partially offset by the higher proportion of sales of initial signaling products during the first three months of 2005, which typically carry lower margins than follow-on sales of upgrades and extensions. In the near term, we expect gross margins to decline as sales of switching products are forecast to represent a higher proportion of our revenues and these products typically carry lower margins.
      Research and Development. Research and development expenses increased overall by $9.4 million, and decreased as a percentage of revenues to 25.1% for the three months ended March 31, 2005, from 26.1% for the three month ended March 31, 2004. The dollar increase was due primarily to higher compensation and related expenses of $5.1 million attributable to additional personnel employed by Tekelec following our acquisitions of Taqua, VocalData and Steleus during 2004, and secondarily to an increase of $2.5 million in consulting costs incurred on certain research and development projects.
      We intend to continue to make substantial investments in product and technology development and believe that our future success depends in large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness.
      Selling, General and Administrative. Selling, general and administrative expenses increased by $15.1 million, or 47%, and decreased as a percentage of revenues to 39.7% for the three months ended March 31, 2005 from 40.9% for the three months ended March 31, 2004. The increase is primarily due to a $8.7 million increase in compensation and related expenses attributable to additional personnel employed by Tekelec following our acquisitions of Taqua, VocalData and Steleus during 2004, a $2.0 million increase in travel expenses incurred as a result of the our additional personnel, and approximately $600,000 in audit and Sarbanes-Oxley compliance fees.
      Restructuring Charges. In January 2004, we announced a cost reduction initiative that resulted in restructuring charges of $66,000 for the three months ended March 31, 2005 compared to $942,000 for the three months ended March 31, 2004. These charges relate to our implementation of a global strategic manufacturing plan which includes outsourcing substantially all of our manufacturing operations and relocating our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. During 2004, approximately 23 positions were eliminated as a result of this restructuring. (See Note C — Restructuring Costs). During the first quarter of 2005, we incurred $191,000 in charges resulting from our termination of an agreement to lease space for our planned new corporate offices in Westlake Village, California.
      Amortization of Intangible Assets. Amortization of intangible assets was $879,000 for the three months ended March 31, 2005, compared to $532,000 for the three months ended March 31, 2004, and remained flat as a percentage of revenues for each of the periods. The increase of $347,000 for the three months ended March 31, 2005, is due to the amortization of assets acquired as a result of the acquisitions of Taqua, VocalData, and Steleus during 2004.
      Interest and Other Income (Expense), net. Interest expense decreased by $120,000, or 11%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004 due to the February 2005 repayment of Santera’s notes payable that bore interest at 10%. Interest income decreased $269,000, or 18%, due to lower investment yields during the first quarter of 2005 compared to 2004. The loss on sale of investments of $1.3 million resulted from the sale of Santera’s investment in Alcatel stock. (See Note D — Gain (Loss) on Investment in Alcatel.)
      Income Taxes. The income tax provisions for the three months ended March 31, 2005 and 2004 were $5.7 million and $6.3 million, respectively, and reflect the effect of non-deductible acquisition-related costs and non-deductible losses of Santera, partially offset by benefits of $883,000 and $557,000, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Our provision for income taxes does not include any benefit from the losses generated by Santera because its losses cannot be included on our consolidated federal tax return inasmuch as our majority ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations, and a full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Accordingly, we have provided a $92.8 million valuation allowance against the deferred tax assets of Santera as of March 31, 2005. Realization of the remaining deferred tax assets of $61.6 million is dependent on our generating sufficient taxable income in the future. Excluding the effect of acquisition-related items and Santera’s operating results, an effective tax rate of 35% was applied to income from operations for the three months ended March 31, 2005 and the three months ended March 31, 2004, and represented federal, state and foreign taxes on our income, reduced primarily by estimated research and development credits, foreign tax credits, the manufacturing deduction, and other benefits from foreign sourced income.
Liquidity and Capital Resources
      During the three months ended March 31, 2005, cash and cash equivalents decreased by $13.1 million to $35.8 million, after giving effect to net purchases of short and long-term available-for-sale securities of $30.5 million. Operating activities, net of the effects of exchange rate changes on cash, generated $28.9 million of cash inflows. Investing activities, excluding net purchases of short and long term available-for-sale securities, used $11.7 million of cash. Financing activities, consisting of proceeds from the issuance of common stock partially offset by payments on notes payable, provided $288,000.
      Cash flows from operating activities, net of the effects of exchange rate changes on cash, increased $26.8 million during the first quarter of 2005 compared to the first quarter of 2004. Net cash flows from operating activities for the three months ended March 31, 2005 was provided primarily by net income adjusted for depreciation and amortization, expenses, and net cash inflows from working capital adjustments related primarily to changes in accounts receivable and deferred revenue. Accounts receivable decreased $14.1 million for the three months ended March 31, 2005, compared to an increase of $13.0 million for the three months ended March 31, 2004, due primarily to higher collections during the first quarter of 2005. Deferred revenues increased $20.1 million due to an increase in transactions pending completion of acceptance or delivery requirements.
      Net cash used in investing activities was $42.3 million for the three months ended March 31, 2005, and included net capital expenditures of $7.6 million during the first three months of 2005 for planned additions of equipment and an investment of $4.0 million for a prepaid technology license to be used principally for research and development and in manufacturing operations.
      Cash flows from financing activities decreased $6.0 million for the first quarter of 2005 compared to the first quarter of 2004 due primarily to lower proceeds from the issuance of common stock upon the exercise of employee stock options.
      We have funded and expect to continue to fund the operations of Santera, Taqua, VocalData, and Steleus throughout 2005. We believe that our historical sources of cash including existing working capital, funds generated through operations, proceeds from the issuance of stock upon the exercise of options, and our current bank credit facility will be sufficient to offset the uses of cash from our recent acquisitions and to satisfy operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.
      We have a number of credit facilities with various financial institutions. As of March 31, 2005, we had a $30.0 million line of credit collateralized by a pledged account where our investments are held with an intermediary financial institution. This credit facility bears interest at, or in some cases below, the lender’s prime rate (5.75% at March 31, 2005), and expires on December 15, 2005, if not renewed. In the event that we borrow against this line, we will maintain collateral in the amount of the borrowing in the pledged account. As of March 31, 2005, we maintained $7.0 million in this collateral account, reported as long-term investments on the consolidated balance sheet, related to a stand-by letter of credit to be issued for export compliance in the second quarter of 2005. There have been no borrowings under this facility. The commitment fees paid on the unused line of credit were not significant for the three months ended March 31, 2005. Under the terms of this credit facility, we are required to maintain certain financial covenants. We were in compliance with these covenant requirements as of March 31, 2005.
      As of March 31, 2005, Santera had one note payable for $2.2 million that is collateralized by assets purchased under the note and substantially all of Santera’s other assets, bears interest at 6.36%, and matures in November 2005. Under the terms of this credit facility, we are required to maintain certain financial covenants, including a covenant that Santera provide audited financial statements within 120 days of year end. We have not provided these statements, and therefore, are not currently in compliance with this covenant requirement. We expect to furnish the audited financial statements of Santera with the noteholder in the near term in order to comply with this covenant.
      Taqua had a $1.0 million credit facility that was terminated in March 2005 at Taqua’s request. There were no outstanding borrowings on the Taqua credit facility as of March 31, 2005. As a result of our acquisition of Taqua, we expect to provide for Taqua’s financing needs, if any, through our consolidated credit facility.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). In March 2005 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules. In April 2005, the SEC delayed the implementation of SFAS No. 123R for public companies until the first annual period beginning after June 15, 2005. We expect to adopt SFAS No. 123R on January 1, 2006. We are currently in the process of reviewing SFAS No. 123R and have not determined the impact this will have on our financial position, results of operations or cash flows.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
      The statements that are not historical facts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to, and involve certain risks and uncertainties. There can be no assurance that the Company’s actual future performance will meet the Company’s expectations. As discussed in our 2004 Annual Report on Form 10-K and other filings with the SEC, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from the Company’s current expectations include, among others: overall telecommunications spending, changes in general economic conditions, unexpected changes in economic, social, or political conditions in the countries in which the Company operates, the timing of significant orders and shipments, the lengthy sales cycle for the Company’s products, the timing of the convergence of voice and data networks, the success or failure of strategic alliances or acquisitions including the success or failure of the integration of Santera, Taqua, Steleus, and VocalData’s operations with those of the Company, litigation or regulatory matters such as the litigation described in Tekelec’s SEC reports and the costs and expenses associated therewith, the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks, the capital spending patterns of customers, the dependence on wireless customers for a significant percentage and growth of the Company’s revenues, the timely development and introduction of new products and services, product mix, the geographic mix of the Company’s revenues and the associated impact on gross margins, market acceptance of new products and technologies, carrier deployment of intelligent network services, the ability of our customers to obtain financing, the timing of revenue recognition of multiple elements in an arrangement sold as part of a bundled solution, the level and timing of research and development expenditures, and sales, marketing, and compensation expenses, regulatory changes, and the expansion of the Company’s marketing and support organizations, both domestically and internationally, and other risks described in this Quarterly Report, our Annual Report on Form 10-K for 2004 and in certain of our other Securities and Exchange Commission filings. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Actual results may differ materially from those expressed or implied in such forward-looking statements. We are not responsible for updating or revising these forward-looking statements. Undue emphasis should not be placed on any forward-looking statements contained herein or made elsewhere by or on behalf of us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      There have been no material changes in our market risks during the three month period ended March 31, 2005.
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

(a)	Evaluation of Disclosure Controls and Procedures
      As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of those disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Changes in Internal Controls over Financial Reporting
      There has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      The Company is a party to various legal proceedings that are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Annual Report”). The following information supplements the information concerning the Company’s legal proceedings disclosed in the Annual Report; on this Form 10-Q, and any subsequent filings:
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
      On April 21, 2005, Tekelec filed a motion to transfer venue of the lawsuit from the Central District of California to the Eastern District of North Carolina based on the convenience of the parties and witnesses. In addition, Tekelec concurrently filed a motion pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure to dismiss six of the twelve claims for relief contained in the Complaint as a matter of law. The hearing on these motions is currently scheduled to take place on June 6, 2005. Tekelec expects that the motions will be opposed by Bouygues Telecom.
      Although Tekelec is still evaluating the remaining claims asserted by Bouygues Telecom, Tekelec intends to defend vigorously against the action and believes Bouygues Telecom’s claims could not support the damage figures alleged in the complaint. At this stage of the litigation, management cannot assess the likely outcome of this matter and it is possible that an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
      Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue. Several Arizona lawsuits, including the lawsuit in which Tekelec is a named defendant, involve the same patents and have been stayed pending a non-appealable resolution of a lawsuit involving the same patents in the United States District Court for the District of Nevada. On January 23, 2004, the Court in the District of Nevada case issued an Order finding that certain Lemelson patents covering bar code technology and machine vision technology were: (1) unenforceable under the doctrine of prosecution laches; (2) not infringed by any of the accused products sold by any of the eight accused infringers; and (3) invalid for lack of written description and enablement. In September 2004, Lemelson filed its appeal brief with the Court of Appeals for the Federal Circuit (“CAFC”) for the related Nevada litigation, and in December 2004, the Defendants in the related Nevada litigation filed their reply brief. The CAFC has set the oral argument for June 6, 2005. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 6.	Exhibits

3.1	Amended and Restated Bylaws.

10.1	Amendment No. 2 to 2004 Equity Incentive Plan for New Employees(1)

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on March 24, 2005.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC

/s/ FREDERICK M. LAX

Frederick M. Lax
President and Chief Executive Officer

/s/ WILLIAM H. EVERETT

William H. Everett
Senior Vice President and Chief Financial Officer
May 9, 2005