Form 10-Q
period 2005-06-30
TEKELEC
filed 2005-08-08
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-15135
TEKELEC
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2746131 (I.R.S. Employer Identification No.)
5200 Paramount Parkway
Morrisville, North Carolina 27560
(Address and zip code of principal executive offices)
(919) 460-5500
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
     As of July 29, 2005, there were 65,982,051 shares of the registrant’s common stock, without par value, outstanding.

TEKELEC

FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
TEKELEC
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(Thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$34,549	$48,925
Short-term investments, at fair value	173,478	134,435
Accounts receivable, less allowances of $4,884 and $4,847, respectively	99,817	107,850
Inventories	51,372	33,654
Deferred income taxes, net	13,703	15,804
Prepaid expenses and other current assets	51,482	44,639

Total current assets	424,401	385,307
Long-term investments, at fair value	93,293	93,622
Property and equipment, net	38,083	30,617
Investments in privately-held companies	7,322	7,322
Deferred income taxes, net	46,829	45,748
Other assets	5,616	6,757
Goodwill	128,851	128,732
Intangible assets, net	80,529	83,538

Total assets	$824,924	$781,643

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$38,442	$35,316
Accrued expenses	25,611	30,417
Accrued payroll and related expenses	25,696	23,478
Short-term notes and current portion of notes payable	2,163	3,266
Current portion of deferred revenues	127,328	92,182
Income taxes payable	2,169	646

Total current liabilities	221,409	185,305
Long-term portion of notes payable	45	78
Long-term convertible debt	125,000	125,000
Deferred income taxes	18,026	19,586
Long-term portion of deferred revenues	3,852	2,187

Total liabilities	368,332	332,156

Minority interest	11,264	20,489

Commitments and Contingencies (Note J)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 65,897,267 and 65,543,767 shares issued and outstanding, respectively	262,787	258,656
Deferred stock-based compensation	(2,930)	(4,480)
Retained earnings	186,500	174,268
Accumulated other comprehensive income (loss)	(1,029)	554

Total shareholders’ equity	445,328	428,998

Total liabilities and shareholders’ equity	$824,924	$781,643

See notes to consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Thousands, except per share data)
Revenues	$133,044	$95,618	$252,419	$174,488
Cost of sales:
Cost of goods sold	39,692	23,953	71,294	43,338
Amortization of purchased technology	1,997	2,392	3,752	5,456

Total cost of sales	41,689	26,345	75,046	48,794

Gross profit	91,355	69,273	177,373	125,694

Operating expenses:
Research and development	30,966	24,169	60,972	44,788
Selling, general and administrative	50,942	38,165	98,330	70,436
Acquired in-process research and development.	—	8,000	—	8,000
Restructuring and other	2,503	110	2,760	1,052
Amortization of intangible assets	702	409	1,581	941

Total operating expenses	85,113	70,853	163,643	125,217

Income (loss) from operations	6,242	(1,580)	13,730	477
Other income (expense):
Interest income	1,720	1,077	2,984	2,610
Interest expense	(917)	(1,081)	(1,915)	(2,199)
Loss on sale of investments	—	—	(1,344)	—
Other, net	(377)	(349)	(817)	(296)

Total other income (expense), net	426	(353)	(1,092)	115

Income (loss) from operations before provision for income taxes	6,668	(1,933)	12,638	592
Provision for income taxes	3,942	6,952	9,631	13,205

Income (loss) before minority interest	2,726	(8,885)	3,007	(12,613)
Minority interest	2,850	8,581	9,225	18,158

Net income (loss)	$5,576	$(304)	$12,232	$5,545

Earnings (loss) per share:
Basic	$0.08	$(0.00)	$0.19	$0.09
Diluted	0.08	(0.00)	0.18	0.09
Weighted average number of shares outstanding:
Basic	65,723	62,458	65,660	62,246
Diluted	67,258	62,458	67,652	65,174
See notes to consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Thousands)
Net income (loss)	$5,576	$(304)	$12,232	$5,545
Other comprehensive income (loss):
Foreign currency translation adjustments	(129)	58	(172)	14
Net unrealized gain (loss) on available-for-sale securities, net of income taxes	418	(1,021)	(1,411)	(1,243)

Comprehensive income (loss)	$5,865	$(1,267)	$10,649	$4,316

See notes to consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2005	2004
	(Thousands)
Cash flows from operating activities:
Net income	$12,232	$5,545
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investment in publicly-traded company	1,344	—
Minority interest	(9,225)	(18,158)
Allowance for doubtful accounts	(113)	—
Restructuring	—	(72)
Depreciation	8,790	6,974
Amortization	8,966	14,422
Amortization of deferred financing costs	491	556
Convertible note accretion	—	203
Deferred income taxes	(128)	(2,497)
Stock-based compensation	1,914	585
Tax benefit related to stock options exercised	458	2,489
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,829	(15,618)
Inventories	(17,897)	(7,807)
Prepaid expenses and other current assets	(6,233)	(7,354)
Trade accounts payable	3,274	12,305
Accrued expenses	(4,479)	(4,805)
Accrued payroll and related expenses	2,332	3,136
Deferred revenues	37,107	9,900
Income taxes payable	1,518	4,178

Total adjustments	35,948	(1,563)

Net cash provided by operating activities	48,180	3,982

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale investments	104,821	425,027
Purchases of available-for-sale investments	(149,009)	(345,525)
Purchases of property and equipment	(16,308)	(8,788)
Purchase of technology license	(4,000)	—
Cash paid for Taqua net of cash acquired	—	(86,994)
Purchase of technology	—	(1,350)
Change in other assets	(80)	(226)

Net cash used in investing activities	(64,576)	(17,856)

Cash flows from financing activities:
Payments on notes payable	(1,173)	(6,886)
Proceeds from issuance of common stock	3,309	13,411

Net cash provided by financing activities	2,136	6,525

Effect of exchange rate changes on cash	(116)	16

Net change in cash and cash equivalents	(14,376)	(7,333)
Cash and cash equivalents at beginning of period	48,925	45,261

Cash and cash equivalents at end of period	$34,549	$37,928

See notes to consolidated financial statements.

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A. Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Tekelec, our wholly owned subsidiaries, and our majority owned subsidiary, Santera, less minority interest. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2004. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the instructions for Forms 10-Q and Article 10 of Regulation S-X.
     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial condition and consolidated results of operations. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior consolidated financial statements have been reclassified to conform to the presentation of the current period.
     We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying consolidated financial statements for the three and six months ended June 30, 2005 and 2004 are for the thirteen and twenty-six weeks ended July 1, 2005 and July 2, 2004, respectively.
     We conduct business in a number of foreign countries and are organized into four geographic territories. The four territories are: (1) North America, comprised of the United States and Canada, (2) “EMEA,” comprised of Europe, the Middle East and Africa, (3) “CALA,” comprised of the Caribbean and Latin America including Mexico, and (4) Asia Pacific, comprised of Asia and the Pacific region including China.
     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2004.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”). In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. In April 2005, the SEC delayed the implementation of SFAS 123R for public companies until the first annual period beginning after June 15, 2005. We expect to adopt SFAS 123R on January 1, 2006. We are currently in the process of reviewing SFAS 123R, but have not yet determined the fair value model or transition method we will use upon its adoption. However, because we have historically granted a significant number of stock options, the adoption of SFAS 123R is expected to have a material impact on our consolidated results of operations and earnings per share.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections: (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in an accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 will have a material impact on our financial position, results of operations or cash flows for the current or any prior periods.
     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29”. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 will have a material impact on our financial position, results of operations or cash flows.
     In November 2004, FASB issued SFAS No. 151 “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 will have a material impact on our financial position, results of operations or cash flows.
Note B. Acquisitions
     On April 8, 2004, we completed the acquisition of all of the outstanding shares of capital stock of privately held Taqua, Inc. (“Taqua”). Taqua develops, markets and sells solutions for next-generation switches optimized for the small switch service provider market. The acquisition was accomplished by means of a reverse triangular merger of a new wholly owned subsidiary of Tekelec (“Merger Sub”), with and into Taqua (the “Acquisition”). As a result of the Acquisition, Taqua is the surviving corporation and a wholly owned subsidiary of Tekelec. The operations of Taqua have been integrated into the operations of our Switching Solutions Group as of June 30, 2005.
     Taqua’s operating results are included in our consolidated results since the date of acquisition. The following table shows our pro forma revenue, net income and earnings per share giving effect to the Taqua acquisition as of the beginning of 2004:

Six Months Ended
June 30, 2004
(Thousands, except per
share amounts)
Revenues	$177,320
Net income	15,649
Earnings per share:
Basic	0.25
Diluted	0.24
     The above pro forma information excludes the impact of the write-off of acquired in-process research and development costs of $8.0 million that were included in our results of operations for the six months ended June 30, 2005.

Note C. Minority Interest in Santera
     The net income and losses of Santera are allocated between Tekelec and the minority stockholders based on their relative interests in the equity of Santera and the related liquidation preferences. This approach requires net losses to be allocated first to the Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent net income will be allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income will then be allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and thereafter to the holders of Santera common stock in proportion to their relative ownership interests in the equity of Santera. The loss allocated to minority interest of Santera for the three and six months ended June 30, 2005 and 2004, was computed as follows (dollars in thousands):

	Three Months	Three Months Ended	Six Months Ended	Six Months Ended
	Ended June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Thousands)
Santera net loss (includes amortization of intangibles of $753, $1,057, $1,265 and $2,936, respectively)	$4,597	$13,840	$14,879	$29,287
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%	62%	62%	62%

Minority interest losses	$2,850	$8,581	$9,225	$18,158

     Since our acquisition of a majority interest in Santera, the total net losses that are allocable to the Series A Preferred Stock are $80.2 million, leaving $18.2 million of losses to be allocated to the Series A Preferred Stock until fully absorbed. After the Series A Preferred Stock has fully absorbed such losses, all subsequent net losses of Santera, if any, will be allocated to the Series B Preferred Stock, of which we own 100%. As discussed further in Note N, on August 3, 2005, we amended our agreement with the other shareholders of Santera in order to purchase the remaining interest of Santera for $75.6 million. We expect to complete the acquisition of the remaining interest in the fourth quarter of 2005.
Note D. Restructuring and Other Costs
     We account for restructuring costs related to relocation costs and retention bonuses in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Restructuring charges are recorded as liabilities as incurred. Accordingly, retention bonuses are accrued and expensed over the required service period. We account for severance costs in accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits.” The severance benefits provided as part of restructurings are part of an ongoing benefit arrangement, and accordingly, we have accrued a liability for expected severance costs. Restructuring liabilities are included in accrued expenses and accrued payroll and operating expenses in the accompanying financial statements.
Corporate Headquarters and Taqua Restructure
     In April 2005, we announced plans to relocate our corporate offices from Calabasas, California to our facilities in Morrisville, North Carolina. The relocation will provide a significant opportunity to improve our operations by integrating our finance, accounting, corporate and information technology functions into the business units they support. In addition, we announced that our Taqua facility in Hyannis, Massachusetts, will be consolidated into our Plano, Texas facilities during 2005. Both of these relocations will result in employee terminations and relocations, and qualify as Exit Activities as that term is defined in SFAS No. 146, which specifies the measurement and recognition accounting principles for these one-time costs. The termination costs include retention bonuses, severance pay and benefit costs extended through the required service period and for up to one year thereafter. Additionally, in the second quarter of 2005 we recorded a one-time charge of $150,000 related to the termination of our lease in Hyannis. Other costs related to the management of the relocation projects and the costs to relocate equipment will be expensed as incurred.
     During 2004, we entered into a lease agreement for approximately 22,400 square feet of office space in Westlake Village, California through December 2014. During the first quarter of 2005, after being notified by the Landlord for this building that it would be unable to deliver possession of the premises in accordance with the lease terms, we terminated the lease. The Landlord disputes our right to terminate the lease. As a result of our decision to terminate the lease, we recorded a charge of $291,000 in the six months ended June 30, 2005 related to the write-off of certain leasehold improvements, anticipated legal costs associated with the disputed termination of the lease and the anticipated forfeiture of our deposits paid to the Landlord.

     Costs related to the Corporate Headquarters Relocation and Taqua Restructuring are as follows:

		Costs Incurred	Cumulative
	Total Costs	for the	Costs Incurred
	Expected to be	Three Months Ended	through
	Incurred	June 30, 2005	June 30, 2005
	(Thousands)
Severance costs and retention bonuses	$2,866	$1,873	$1,873
Employee relocation costs	229	9	9
Facility relocation costs	1,124	389	580
Other(1)	996	198	198

Total	$5,215	$2,469	$2,660

(1)	Consists of costs related to the transition of our corporate headquarters including recruitment, signing bonuses and training costs related to the hiring of finance and administrative personnel in Morrisville as well as travel costs during the transition period. In addition, other costs include salary costs for duplicative employees during the transition of job responsibilities from employees located in Calabasas to the successor employees in Morrisville. These transition costs are expensed as incurred.
     Activity related to the Corporate Headquarters Relocation and Taqua Restructuring accrual is as follows:

	Total Restructuring	Payments as of	Balance at
	Charges Accrued, Net	June 30, 2005	June 30, 2005
	(Thousands)
Severance costs and retention bonuses	$1,873	$—	$1,873
Facility costs	161	—	161

Total	$2,034	$—	$2,034

Manufacturing Relocation
     In January 2004, we announced the implementation of a global strategic manufacturing plan which included the outsourcing of the majority of our manufacturing operations and the relocation of our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. The plan included the elimination of approximately 23 positions during 2004 and one position in April 2005, resulting in restructuring costs such as employee severance and relocation costs. This cost reduction initiative resulted in restructuring charges of $34,000 and $110,000 for the three months ended June 30, 2005 and 2004, respectively and $100,000 and $1.1 million for the six months ended June 30, 2005 and 2004, respectively.
     The costs related to the Manufacturing Relocation Restructuring were as follows:

		Costs Incurred	Cumulative
	Total Costs	for the	Costs Incurred
	Expected to be	Three Months Ended	through
	Incurred	June 30, 2005	June 30, 2005
	(Thousands)
Severance costs and retention bonuses	$972	$—	$972
Employee relocation costs	550	34	550
Facility relocation costs	243	—	243

Total	$1,765	$34	$1,765

     Activity related to the Manufacturing Relocation Restructuring accrual is as follows:

	Total Restructuring	Payments as of	Balance at
	Charges Accrued, Net	June 30, 2005	June 30, 2005
	(Thousands)
Severance costs and retention bonuses	$972	$(924)	$48

Total	$972	$(924)	$48

Note E. Gain (Loss) on Investment in Alcatel
     In December 2004, in connection with the acquisition of Spatial Communications Technologies (“Spatial”) by Alcatel, Santera, our majority owned subsidiary, received an aggregate of 1,363,380 shares of freely tradable Alcatel shares valued at $14.91 per share in exchange for shares of Spatial common stock then held by Santera. During the first quarter of 2005, Santera sold 1,263,380 Alcatel shares for proceeds of $17.5 million resulting in realized losses of $1.3 million.
     In addition, Santera may receive up to 185,513 additional shares of Alcatel currently held in escrow as security for any acquisition-related indemnification claims that Alcatel may assert following the closing of the acquisition. These shares are anticipated to be released from escrow beginning in December 2005. We may recognize additional gains from these Alcatel shares when released from escrow.
Note F. Certain Balance Sheet Items

	June 30,	December 31,
	2005	2004
	(Thousands)
Inventories consist of the following:
Raw materials	$31,793	$20,972
Work in process	6,092	4,147
Finished goods	13,487	8,535

Inventories	$51,372	$33,654

Property and equipment consist of the following:
Manufacturing and development equipment	$89,391	$82,120
Furniture and office equipment	48,185	44,599
Demonstration equipment	3,720	4,016
Leasehold improvements	12,415	10,992

	153,711	141,727
Less accumulated depreciation	(115,628)	(111,110)

Property and equipment, net	$38,083	$30,617

Intangible assets consist of the following:
Purchased technology	$136,462	$133,124
Other	18,790	18,790

	155,252	151,914
Less accumulated amortization	(74,723)	(68,376)

Intangible assets, net	$80,529	$83,538

     The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. The estimated remaining amortization expense related to identifiable intangible assets as of June 30, 2005 is as follows:

For the Years Ending December 31,	(Thousands)
2005	$6,123
2006	8,832
2007	7,531
2008	7,422
2009	7,326
Thereafter	43,295

Total	$80,529

Note G. Financial Instruments
     We use derivative instruments, such as forward contracts, to manage our exposure to market risks such as interest rate and foreign exchange risks. We record derivative instruments in the consolidated financial statements at fair value.
     Corresponding gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other income and expense in our consolidated statements of income. When we elect not to designate a derivative instrument and hedged item as a fair value hedge at inception of the hedge, or the relationship does not qualify for fair value hedge accounting, the change in the fair value of the derivative instrument is recognized in the consolidated statements of operations.
     As of June 30, 2005, we had five foreign currency forward contracts outstanding to sell approximately 11.7 million Euros, in order to hedge certain receivables balances denominated in that currency. These contracts had expiration dates of July 6, 2005 and are accounted for as fair value hedges. As of June 30, 2004, we had no foreign currency forward contracts outstanding.
     For the three months ended June 30, 2005 and 2004, other income from foreign currency forward contracts was

$917,000 and $42,500, respectively. For the six months ended June 30, 2005 and 2004, our other income (loss) from foreign currency forward contracts was $1,790,000 and $(250,000), respectively. These gains (losses) were offset by a corresponding gain or loss on the item being hedged, which is also recorded in other income (loss) in the accompanying unaudited condensed consolidated financial statements.
Note H. Income Taxes
     The income tax provisions for the three months ended June 20, 2005 and 2004 were $3.9 million and $7.0 million, respectively, and for the six months ended June 30, 2005 and 2004 were $9.6 million and $13.2 million, respectively, and reflect the effects of non-deductible acquisition-related costs and non-deductible losses of Santera.
     Our provision for income taxes does not include any benefit from the losses generated by Santera, as such losses cannot be included on our federal consolidated tax return inasmuch as our majority ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations. A full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Accordingly, we have provided an $82.7 million valuation allowance against the deferred tax assets of Santera as of June 30, 2005. In addition to the fully reserved deferred tax assets of Santera, we have deferred tax assets of $60.5 million as of June 30, 2005, against which we have not provided a valuation allowance. The realization of these assets is dependent on the generation of future taxable income.
     Excluding the effects of acquisition-related items and Santera’s operating results, an effective tax rate of 35% was applied to income from operations for the three and six month periods ended June 30, 2005 and 2004, and represented federal, state and foreign taxes on our income, reduced primarily by estimated research and development credits, foreign tax credits, the manufacturing deduction and other benefits from foreign-sourced income.
Note I. Lines of Credit, Notes Payable and Long-Term Convertible Debt
     As of June 30, 2005, we had a $30.0 million credit facility collateralized by a pledged account where our investments are held by an intermediary financial institution. This credit facility bears interest at, or in some cases below, the lender’s prime rate (6.25% at June 30, 2005), and expires on December 15, 2005, if not renewed. In the event that we borrow against this facility, we are required to maintain collateral in the amount of the borrowing in the pledged account. As of June 30, 2005, we maintained $7.0 million in this collateral account, reported as long-term investments on the consolidated balance sheet. There have been no borrowings under this facility, however, in the normal course of business, we issue letters of credit under this facility. There were no letters of credit outstanding as of June 30, 2005. The commitment fees paid on the unused line of credit were not significant for the three and six months ended June 30, 2005. Under the terms of this credit facility, we are required to maintain certain financial covenants. We were in compliance with these covenant requirements as of June 30, 2005.
     As of June 30, 2005, Santera had one note payable for $2.0 million that is collateralized by assets purchased under the note and substantially all of Santera’s other assets, bears interest at 6.36%, and matures in November 2005. Under the terms of this note, we are required to maintain certain financial covenants, including a covenant that requires that Santera provide audited financial statements within 120 days of year end.
     In June 2003, we issued and sold $125 million aggregate principal amount of our 2.25% Senior Subordinated Convertible Notes due 2008 (the “Notes”). The Notes were issued in a private offering in reliance on Section 4(2) of the Securities Act of 1933, as amended. The initial purchaser of the Notes was Morgan Stanley & Co. Incorporated, which resold the Notes to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The aggregate offering price of the Notes was $125 million and the aggregate proceeds to Tekelec were approximately $121.2 million, after expenses. The Notes mature on June 15, 2008, and are convertible prior to the close of business on their maturity date into shares of our common stock at a conversion rate of 50.8906 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. There are no financial covenants related to the Notes, and there are no restrictions on us paying dividends, incurring debt or issuing or repurchasing securities. The Notes carry a cash interest (coupon) rate of 2.25%, payable on June 15 and December 15 of each year, commencing on December 15, 2003. Interest expense was $703,000 for both the three months ended June 30, 2005 and 2004 and $1.4 million for both the six months ended June 30, 2005 and 2004.

Note J. Commitments and Contingencies
Indemnities, Commitments and Guarantees
     In the normal course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to our customers in connection with the sale of our products and licensing of our technology, indemnities for liabilities associated with the infringement of other parties’ technology based upon our products and technology, guarantees of timely performance of our obligations (including obligations to pay liquidated damages in certain circumstances), indemnities related to the reliability of our equipment, and indemnities to our directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. To date, there have been no material payments made under these indemnification provisions, and no material claims are outstanding as of June 30, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for these indemnities, we cannot determine the amount of potential future payments, if any, related to such indemnification provisions. Accordingly, we have not recorded a liability for these indemnities, commitments or guarantees in the accompanying financial statements.
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
     On April 21, 2005, Tekelec filed a motion to transfer venue of the lawsuit from the Central District of California to the Eastern District of North Carolina and concurrently filed a motion to dismiss six of the twelve claims for relief contained in the Complaint. On June 8, 2005, the District Court entered a written order granting Tekelec’s motion to transfer and deeming the motion to dismiss to be “moot” given the transfer.
     On July 6, 2005, Tekelec filed a motion for an extension of time to file a revised motion to dismiss in North Carolina. The District Court granted that motion in an order dated July 19, 2005, and Tekelec filed a motion to dismiss the claims of Bouygues Telecom for strict product liability, negligence, breach of fiduciary duty, unfair competition, equitable indemnity, interference with prospective economic advantage, and interference with contract. On July 26, 2005, Bouygues Telecom filed a motion to “rescind” the Court’s July 19 order and to strike Tekelec’s motion to dismiss. Tekelec intends to oppose Bouygues Telecom’s most recent motion.
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
     Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue. Several Arizona lawsuits, including the lawsuit in which Tekelec is a named defendant, involve the same patents and have been stayed pending a non-appealable resolution of a lawsuit involving the same patents in the United States District Court for the District of Nevada. On January 23, 2004, the Court in the District of Nevada case issued an Order finding that certain Lemelson patents covering bar code technology and machine vision technology were: (1) unenforceable under the doctrine of prosecution laches; (2) not infringed by any of the accused products sold by any of the eight accused infringers; and (3) invalid for lack of written description and enablement. In September 2004, Lemelson filed its appeal brief with the Court of Appeals for the Federal Circuit (“CAFC”) for the related Nevada litigation, and in December 2004, the Defendants in the related Nevada litigation filed their reply brief. In June 2005, the CAFC held an oral argument for the appeal. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.
Note K. Stock-Based Compensation
     As of June 30, 2005, we have six stock-based employee compensation plans. Under five of the stock option plans with maximum terms of ten years there are 45.6 million shares of our common stock authorized and reserved for issuance. The terms of options granted under these option plans are determined at the time of grant, the options generally vest ratably over one- to five-year periods, and in any case the option price may not be less than the fair market value per share on the date of grant. Both incentive stock options and nonstatutory stock options can be issued under the option plans. Two of the plans allow for restricted stock units and restricted stock to be issued.
     During 2004, we issued restricted stock units (“RSUs”) for 116,510 shares to employees of VocalData and Steleus resulting in deferred stock-based compensation of approximately $2.0 million. These RSUs vest over a one-year period and are being accounted for as compensation expense over the vesting period. During the three months ended June 30, 2005, four employees were granted a total of 112,281 restricted stock units (“RSUs”). In connection with these grants, we recorded $1.6 million of deferred stock-based compensation, which is being amortized as compensation expense over the one-year vesting period. These RSU grants were made under Tekelec’s 2004 Equity Incentive Plan for New Employees and met the “employee inducement” exception to the Nasdaq rules requiring shareholder approval of equity-based incentive plans. For the three and six months ended June 30, 2005, we recognized $715,000 and $1.2 million of compensation expense related to the amortization of the deferred stock-based compensation for these RSUs, respectively. As of June 30, 2005, the Company had $1.8 million remaining in deferred stock based compensation relating to these RSUs.
     In connection with the acquisition of Taqua, we assumed unvested options resulting in deferred stock-based compensation of $4.2 million. For the three and six months ended June 30, 2005, we recognized $261,000 and $678,000, respectively, of compensation expense related to the amortization of deferred stock based compensation for the Taqua options. As of June 30, 2005, the Company had $1.1 million remaining in deferred stock based compensation relating to the Taqua options.
     In May 2005, the 2005 Employee Stock Purchase Plan (the “2005 ESPP”), under which one million shares of our common stock have been authorized and reserved for issuance, was approved by our shareholders. The 2005 ESPP provides for an automatic annual increase in the number of shares authorized and reserved for issuance thereunder on each August 1 during its ten-year term. Each such increase is equal to the lesser of (a) 500,000 shares, (b) a number of shares equal to 1% of the number of outstanding shares of our common stock as of the date of the increase and (c) an amount determined by our Board of Directors. Eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock at 85% of the lower of the market price per share at (i) the beginning of the 24-month offering period or (ii) the end of each six-month purchase period. The 2005 ESPP replaces the Employee Stock Purchase Plan that was adopted in 1996 (the “1996 ESPP”). The 1996 ESPP was terminated on July 1, 2005.
     The following table illustrates the effect on stock-based compensation, net income and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Thousands, except share data)
Stock-based compensation, net of tax:
As reported	$634	$52	$1,244	$166
Additional stock-based compensation expense determined under the fair value method	4,480	4,025	9,160	7,415

Pro forma	$5,114	$4,077	$10,404	$7,581

Net income (loss):
As reported	$5,576	$(304)	$12,232	$5,545
Less: additional stock-based compensation expense determined under the fair value method, net of tax	(4,480)	4,025	(9,160)	7,415

Pro forma	$1,096	$(4,329)	$3,072	$(1,870)

Earnings (loss) per share-basic:
As reported	$0.08	$0.00	$0.19	$0.09
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.06)	0.07	(0.14)	0.12

Pro forma	$0.02	$(0.07)	0.05	(0.03)

Earnings (loss) per share-diluted:
As reported	$0.08	$0.00	$0.18	$0.09
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.06)	0.07	(0.13)	0.12

Pro forma	$0.02	$(0.07)	$0.05	$(0.03)

Weighted average number of shares outstanding:
Basic	65,723	62,458	65,660	62,246
Diluted	66,876	62,458	67,142	62,246
Note L. Operating Segment Information
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
     Switching Solutions Group (formerly Next-Generation Switching). Our Switching Solutions Group product portfolio is comprised of our Santera, Taqua, and VocalData switching solutions. Our Switching Solutions Group products include Santera’s product portfolio consisting of the Tekelec 9000 DSS, and the Tekelec 8000 WMG, a carrier-grade, integrated voice and data switching solutions which delivers applications like IXC tandem, Class 4/5, PRI offload, packet/cell switching and Voice over Broadband services. Taqua’s product portfolio includes the Tekelec 700 LAG and Tekelec 7000 C5. VocalData’s IP Centrex application server is being integrated into the Switching Solutions Group business unit.
     Communications Software Solutions Group. Our Communications Software Solutions Group product portfolio is comprised of Steleus products as well as certain business intelligence applications and other products that were formerly included in the network signaling product line.
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

     Our operating segments and geographical information are as follows (in thousands):
Operating Segments

	Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Network Signaling Group	$81,539	$68,030	$155,888	$128,075
Switching Solutions Group	33,341	12,943	58,186	19,329
Communications Software Solutions Group	7,336	4,293	17,734	7,488
IEX Contact Center Group	11,071	10,352	21,720	19,596
Intercompany Eliminations	(243)	—	(1,109)	—

Total net revenues	$133,044	$95,618	$252,419	$174,488

	Income (Loss) from Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Network Signaling Group	$36,461	$32,998	$70,491	$58,613
Switching Solutions Group	(11,232)	(17,529)	(25,550)	(29,742)
Communications Software Solutions Group	(4,970)	(133)	(6,052)	(785)
IEX Contact Center Group	3,962	4,153	6,968	7,229
General Corporate(1)	(17,979)	(21,069)	(32,127)	(34,838)

Total income (loss) from operations	$6,242	$(1,580)	$13,730	$477

(1)	General Corporate includes acquisition-related charges and amortization of $2,379 and $10,609 for the three months ended June 30, 2005 and 2004, respectively, and $5,346 and $13,973 for the six months ended June 30, 2005 and 2004, respectively, as well as other corporate expenses not specifically allocated to operating segments or specifically used by operating segment management to evaluate segment performance.
Enterprise-Wide Disclosures
     The following table sets forth, for the periods indicated, revenues from external customers by principal product line (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Network Signaling Group	$81,539	$68,030	$155,888	$128,075
Switching Solutions Group	33,341	12,943	58,186	19,329
Communications Software Solutions Group	7,093	4,293	16,625	7,488
IEX Contact Center Group	11,071	10,352	21,720	19,596

Total	$133,044	$95,618	$252,419	$174,488

     The following table sets forth, for the periods indicated, revenues from external customers by geographic territory (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
North America(1)	$96,121	$82,310	$191,706	$149,803
Europe Middle East and Africa	16,491	6,501	26,291	9,080
Caribbean and Latin America	11,860	4,437	14,994	10,440
Asia Pacific	8,572	2,370	19,428	5,165

Total	$133,044	$95,618	$252,419	$174,488

(1)	North America includes revenues in the United States of $86,224 and $78,743 for the three months ended June 30, 2005 and 2004, respectively, and $176,623 and $139,197 for the six months ended June 30, 2005 and 2004, respectively.

     The following table sets forth, for the periods indicated, the Company’s long-lived assets including net property and equipment, investment in privately-held company and other tangible assets by geographic area (in thousands):

	June 30,	December 31,
	2005	2004
United States	$47,346	$42,188
Other	3,675	2,509

Total	$51,021	$44,697

     For both the three months ended June 30, 2005 and 2004, sales to the combined company formed by the merger of AT&T Wireless and Cingular accounted for 15% of our revenues, and 21% and 16% of our revenues for the six months ended June 30, 2005 and 2004, respectively. Sales to this customer were made from our Network Signaling Group, Communications Software Solutions Group and the IEX Contact Center Group. Sales to Alcatel accounted for 21% and 16% of our revenues for the three and six months ended June 30, 2005, respectively and are recorded as sales from our Switching Solutions Group.
     Sales to Verizon accounted for 14% and 12% of our revenues for the three and six months ended June 30, 2004, respectively, and included sales from our Network Signaling Group, our IEX Contact Center Group and our Switching Solutions Group. In addition, in the three months ended June 30, 2004, sales to Spatial accounted for 12% of our revenues consisting of sales from our Switching Solutions Group.
Note M. Earnings Per Share
     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2005 and 2004:

	Net Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Thousands, except per share data)
For the Three Months Ended June 30, 2005:
Basic earnings per share	$5,576	65,723	$0.08
Effect of Dilutive Securities — Stock Options and Warrants	—	1,535

Diluted earnings per share	$5,576	67,258	$0.08

For the Three Months Ended June 30, 2004:
Basic earnings per share	$(304)	62,458	$0.00
Effect of Dilutive Securities — Stock Options and Warrants	—	—

Diluted earnings per share	$(304)	62,458	$0.00

For the Six Months Ended June 30, 2005:
Basic earnings per share	$12,232	65,660	$0.19
Effect of Dilutive Securities — Stock Options and Warrants	—	1,992

Diluted earnings per share	$12,232	67,652	$0.18

For the Six Months Ended June 30, 2004:
Basic earnings per share	$5,545	62,246	$0.09
Effect of Dilutive Securities — Stock Options and Warrants	—	2,928

Diluted earnings per share	$5,545	65,174	$0.09

     The computation of diluted number of shares excludes unexercised stock options and warrants and potential shares issuable upon conversion of our 2.25% senior subordinated convertible notes due 2008 that are anti-dilutive. The numbers of such shares excluded were 21.9 million and 19.0 million for the three months ended June 30, 2005 and 2004, respectively, and 20.2 million and 16.7 million for the six months ended June 30, 2005 and 2004, respectively.

Note N. Subsequent Events
Acquisition of iptelorg GmbH
     On July 13, 2005, we completed the acquisition of iptelorg GmbH (“iptelorg”), a developer of Session Initiation Protocol (SIP) routing software. We purchased all of iptelorg’s outstanding stock for approximately $7.0 million in cash, plus $4.0 million in shares of restricted common stock, which are subject to repurchase for a nominal amount if certain of the former iptelorg shareholders terminate their employment with us within four years. We do not expect the transaction to have a material impact on our financial statements, excluding any potential non-cash, in-process research and development charge.
     The acquisition will be accounted for using the purchase method of accounting. The financial results of iptelorg subsequent to the acquisition date of July 13, 2005 will be included in the operations of our Network Signaling Group.
Acquisition of Minority Interest in Santera Systems, Inc.
     On August 3, 2005, we entered into amendments to certain agreements related to our original investment in Santera Systems Inc. Under the terms of these amended agreements, we have the option to purchase all of Santera’s capital stock owned by Santera’s minority stockholders for cash of $75.6 million. On August 3, 2005, we exercised our option to purchase the shares held by Santera’s minority stockholders. Upon the closing of our purchase of the minority interest, the parties’ indemnification obligations as set forth in the original merger agreement terminate.
     The closing of our purchase is scheduled to occur on October 3, 2005, or as soon thereafter as all conditions to the closing have been satisfied or waived; provided, however, that in the event the closing has not occurred on or before October 11, 2005, either we or the representative of the minority stockholders may elect to terminate the parties’ rights and obligations, in which case the provisions of the original agreements will continue in full force and effect.
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
Overview
     Tekelec is a developer of next-generation switching and signaling telecommunications products and services, network performance management technology, business intelligence and value-added applications. Tekelec’s products and services are widely deployed in traditional and next-generation wireline and wireless networks and contact centers worldwide. Our corporate headquarters are currently located in Morrisville, North Carolina, with research and development facilities and sales offices throughout the world. For more information, please visit www.tekelec.com.
     Our products are organized according to our four major operating groups: the Network Signaling Group, the Switching Solutions Group, the Communications Software Solutions Group, and the IEX Contact Center Group. These operating groups were organized during the fourth quarter of 2004 principally as a result of a product rebranding initiative, corporate reorganization and integration activities following our acquisitions of Taqua, VocalData and Steleus. First, our network signaling product line became the Network Signaling Group; second, our next-generation switching product line became the Switching Solutions Group; third, a new Communications Software Solutions Group comprised of Steleus products and certain of our business intelligence applications and other network element independent solution products that were formerly included in the network signaling product line was created; and fourth, our contact center product line was renamed the IEX Contact Center Group.
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
     Switching Solutions Group (formerly Next-Generation Switching). Our Switching Solutions Group products are focused primarily on creating and enhancing next-generation voice switching products and services for both traditional Time Division Multiplexing (“TDM”), or TDM-based, and new Packet-based Class 4, Class 5 and wireless applications. The switching portion of a network carries and routes the actual voice or data comprising a “call.”
     The Switching Solutions Group is comprised of our Santera, Taqua, and VocalData switching solutions product portfolio. Our switching products and services allow network service providers to migrate their network infrastructure from circuit-based technology to packet-based technology. Circuit-based switching is largely based upon the TDM protocol standard, in which the electronic signals carrying the voice message traverses the network following a dedicated path, or circuit, from one user to the other. Packet-based switching, however, breaks down the voice message into packets. These packets then individually traverse the network, often taking separate paths, and are then reassembled on the other side of the network prior to delivery to the recipient. Packet-based switching may utilize one of many protocols, the most common of which are Asynchronous Transfer Mode (“ATM”) and Internet Protocol (“IP”). Voice transported using the IP protocol is often referred to as Voice over IP ( “VoIP”).
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
     Our Switching Solutions Group products include the Tekelec 9000 DSS, an integrated voice and data switching solution, the Tekelec 8000 WMG or Wireless Media Gateway, the Tekelec 7000 C5, Tekelec 700 LAG or Line Access Gateway, and the Tekelec 6000 VoIP Application Server. Our Switching Solutions Group products support the portion of a network that carries and routes the actual voice or data comprising a “call.”
     Communications Software Solutions Group. Our communications software products and services provide call monitoring and intelligent network services such as calling name, outbound call management, inbound call management and a service creation environment. These products also enable intelligent network services such as revenue assurance, monitoring, network optimization, quality of service and marketing intelligence applications. The Communications Software Solutions Group includes Steleus products as well as certain business intelligence applications and other products that were formerly included in the Network Signaling Group product line.
     IEX Contact Center Group (formerly Contact Center). Our IEX Contact Center Group provides workforce management and intelligent call routing systems for single- and multiple-site contact centers. We sell our products primarily to customers in industries with significant contact center operations such as financial services, airlines, telecommunications and retail. Our IEX Contact Center product line includes the TotalView Workforce Management.
     Our revenues are currently organized into four distinct geographical territories: North America, EMEA, CALA and Asia/Pacific. North America comprises the United States and Canada. EMEA comprises Europe, the Middle East and Africa. CALA comprises the Caribbean and Latin America including Mexico. Asia/Pacific comprises Asia and the Pacific region, including India and China.

Results of Operations
     The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:

	Percentage of Revenues
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	29.8	25.1	28.2	24.8
Amortization of purchased technology	1.5	2.5	1.5	3.2

Gross profit	68.7	72.4	70.3	72.0

Research and development	23.3	25.3	24.2	25.6
Selling, general and administrative	38.3	39.9	39.0	40.4
Acquired in-process research and development	—	8.4	—	4.6
Restructuring and other	1.9	0.1	1.1	0.6
Amortization of intangible assets	0.5	0.4	0.6	0.5

Total operating expenses	64.0	74.1	64.9	71.7

Income (loss) from operations	4.7	(1.7)	5.4	0.3
Other income (expense), net	0.3	(0.3)	(0.4)	—

Income (loss) from operations before provision for income taxes	5.0	(2.0)	5.0	0.3
Provision for income taxes	3.0	7.3	3.8	7.5

Income (loss) before minority interest	2.0	(9.3)	1.2	(7.2)
Minority interest	2.2	9.0	3.7	10.4

Net income (loss)	4.2%	(0.3)%	4.9%	3.2%

     The following table sets forth, for the periods indicated, the revenues by segment as a percentage of total revenues:

	Percentage of Revenues
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
Network Signaling Group	61%	71%	62%	74%
Switching Solutions Group	25	14	23	11
Communications Software Solutions Group	6	4	7	4
IEX Contact Center Group	8	11	8	11

Total	100%	100%	100%	100%

     The following table sets forth for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

	Percentage of Revenues
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
North America	72%	86%	76%	86%
Europe Middle East and Africa	12	7	10	5
Caribbean and Latin America	9	5	6	6
Asia Pacific	7	2	8	3

Total	100%	100%	100%	100%

Three Months Ended June 30, 2005 Compared with the Three Months Ended June 30, 2004
     Revenues. Our revenues increased by $37.4 million, or 39%, during the second quarter of 2005 due primarily to higher sales in the Switching Solutions and Network Signaling groups.
     Revenues from our Network Signaling Group increased by $13.5 million, or 20%, due to a $23.1 million increase in sales of Eagle STP initial systems, partially offset by a decrease in sales of local number portability products of $9.3 million.
     Revenues from our Switching Solutions Group increased $20.4 million, or 158%, primarily as a result of an increase in sales of our wireless media gateway products of $18.0 million, and an increase of $2.4 million related to products and services obtained from our acquisitions of Taqua and VocalData.

     Revenues from our Communications Software Solutions Group increased by $2.8 million, or 65%, due primarily to the addition of $4.9 million in revenues from products and services obtained from our acquisition of Steleus, partially offset by a decrease in revenues of $2.1 million from sales from our Sentinel product line.
     Revenues from our IEX Contact Center Group increased by $0.7 million, or 7%, as a result of increased sales of TotalView products.
     Revenues in North America increased by $13.8 million, or 17%, due to a $14.9 million increase in sales of Switching Solutions Group products, partially offset by a decrease in sales of Eagle STP products of $1.0 million. Revenues in the EMEA region increased by $10.0 million, or 154%, due to an increase in Eagle STP product sales of $5.6 million, an increase of $2.1 million in revenues from our Switching Solutions Group and an increase in revenues of $2.7 million from our Communication Software Solutions Group. Revenues in the CALA region increased by $7.4 million, or 167%, due primarily to an increase in Eagle STP product sales of $6.9 million in this region. Revenues in the Asia Pacific region increased $6.2 million, or 262%, due primarily to the addition of $3.3 million in sales from our Switching Solutions Group and secondarily to an increase in Eagle STP product sales of $2.6 million. The percentage of revenues from outside the United States for the three months ended June 30, 2005 and 2004 were 35.2% and 17.6%, respectively.
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
     Gross Profit. Gross profit increased to $91.4 million from $69.3 million but decreased as a percentage of revenues to 68.7% in the second quarter of 2005 compared to 72.4% in the second quarter of 2004. While revenues in all of our product lines increased during 2005, the decline in gross profit as a percentage of revenues is due to revenues from our Switching Solutions Group’s products, which traditionally produce lower gross profit margins, growing at a higher rate than revenues from our Network Signaling and other products. To the extent that future revenues from sales of our Switching Solutions Group’s products continue to increase as a percentage of our total revenues, our gross profit as a percentage of revenues may continue to decline. Further, as we enter new markets, particularly international markets, our gross margins as a percentage of revenues may decrease from time to time as the result of our decision to develop new sales channels and customer relationships in these markets.
     Research and Development. Research and development expenses increased overall by $6.8 million, or 28%, and decreased as a percentage of revenues to 23.3% for the three months ended June 30, 2005 from 25.3% for the three months ended June 30, 2004. The dollar increase in 2005 was due primarily to an increase of $3.4 million in compensation and related expenses attributable to additional personnel employed by Tekelec following our acquisitions of Steleus and VocalData in 2004, and secondarily to an increase of $1.5 million in consulting costs incurred on certain research and development projects.

     We intend to continue to make substantial investments in product and technology development and believe that our future success depends in large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $12.8 million, or 33.5%, but decreased as a percentage of revenues to 38.3% for the three months ended June 30, 2005 from 39.9% for the three months ended June 30, 2004. The increase is primarily due to a $6.9 million increase in compensation and related expenses attributable to additional personnel employed by Tekelec following our acquisitions of Steleus and VocalData in 2004. In addition, the increase is also attributable to a $1.2 million increase in travel expenses incurred as a result of our additional personnel, an increase in audit and Sarbanes-Oxley compliance fees of $0.7 million and an increase in facilities expenses of $1.1 million resulting primarily from (i) the addition of our Steleus and VocalData facilities in 2004 and (ii) expenses related to the lease of additional space in our Plano, Texas facility beginning in December 2004.
     Restructuring and Other Charges. In April 2005, we announced plans to relocate our corporate offices from Calabasas, California to our facilities in Morrisville, North Carolina. We believe the relocation will provide us with a significant opportunity to improve our operations by fully integrating our finance, accounting, corporate and information technology functions into the business units they support. In addition, we announced that our Taqua facility in Hyannis, Massachusetts, will be consolidated into our Plano, Texas facilities during 2005. The relocation of our corporate headquarters and consolidation of our Taqua facility resulted in restructuring charges of $2.5 million in the three months ended June 30, 2005, including a one-time charge of $150,000 related to the termination of our lease in Hyannis (See Note D — Restructuring and Other Costs). We expect these restructuring efforts to reduce our annual expenses from what they otherwise would have been by up to $2.0 million, primarily related to reduced facility and personnel costs.
     In January 2004, we announced a cost reduction initiative that resulted in restructuring charges of $34,000 and $110,000 for the three months ended June 30, 2005 and 2004, respectively. These charges relate to our implementation of a global strategic manufacturing plan which includes outsourcing substantially all of our manufacturing operations and relocating our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina (See Note D — Restructuring and Other Costs).
     Amortization of Intangible Assets. Amortization of intangible assets was $702,000 for the three months ended June 30, 2005, compared to $409,000 for the three months ended June 30, 2004, and increased slightly as a percentage of revenues from 0.4% for the three months ended June 30, 2004 to 0.5% for the three months ended June 30, 2005. The increase of $293,000 for the three months ended June 30, 2005 is due to the amortization of intangible assets acquired as a result of the acquisitions of VocalData and Steleus during the second half of 2004.
     Other Income (Expense), net. Interest expense decreased by $164,000, or 15.2%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004 due to the February 2005 repayment of Santera’s notes payable that bore interest at 10%. Interest income increased $643,000, or 59.7%, due to higher average short-term and long-term investment balances during the second quarter of 2005 compared to 2004.
     Acquired In-Process Research and Development. Acquired in-process research and development expense of $8.0 million in the second quarter of 2004 represents the write-off of acquired in-process research and development related to our Taqua acquisition. (See Note B — Acquisitions).
     Income Taxes. The income tax provisions for the three months ended June 30, 2005 and 2004 were $3.9 million and $7.0 million, respectively, and reflected the effect of non-deductible acquisition-related costs and non-deductible losses of Santera. Our provision for income taxes does not include any benefit from the losses generated by Santera because its losses cannot be included on our consolidated federal tax return inasmuch as our majority ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations, and a full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Excluding the effect of acquisition-related items and Santera’s operating results, an effective tax rate of 35% was applied to income from operations for the three months ended June 30, 2005 and 2004, and represented federal, state and foreign taxes on our income, reduced primarily by estimated research and development credits, foreign tax credits, the manufacturing deduction, and other benefits from foreign sourced income.
     Minority Interest. Minority interest represents the losses of Santera allocable to the minority shareholders. See Note C — Minority Interest in Santera.

Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004
     Revenues. Our revenues increased by $77.9 million, or 45%, during the six months ended June 30, 2005 due primarily to higher sales in the next-generation switching and network signaling product lines.
     Revenues from our Network Signaling Group increased by $27.8 million, or 22%, due to a $42.9 million increase in sales of Eagle STP initial systems, partially offset by a decrease in sales of local number portability products of $16.4 million.
     Revenues from our Switching Solutions Group increased $38.9 million, or 201%, primarily as a result of an increase in sales of our wireless media gateway products of $31.4 million and an increase in revenues of $7.4 million related to the sales of products and services obtained from our acquisitions of Taqua and VocalData.
     Revenues from our Communications Software Solutions Group increased by $9.1 million, or 122%, due primarily to the addition of revenues from sales of products and services obtained from our acquisition of Steleus.
     Revenues from our IEX Contact Center Group increased by $2.1 million, or 11%, as a result of increased sales of TotalView products.
     Revenues in North America increased by $41.9 million, or 28%, due primarily to a $24.2 million increase in sales of Switching Solutions Group products. Revenues in North America were also higher due to increased sales of Eagle STP network signaling products of $13.4 million and an increase in sales from our Communications Software Solutions Group of $2.6 million. Revenues in the EMEA region increased by $17.2 million, or 190%, due primarily to an increase in Eagle STP product sales of $8.1 million, an increase in revenues of $2.1 million from our Switching Solutions Group and an increase in product sales of $5.6 million from our from our Communication Software Solutions Group. Revenues in the CALA region increased by $4.6 million, or 44%, due primarily to an increase in Eagle STP product sales of $4.0 million in this region. Revenues in the Asia Pacific region increased $14.3 million, or 276%, due primarily to the addition of $11.8 million in sales of our Switching Solutions Group products and secondarily to an increase in Eagle STP product sales of $1.6 million. The percentage of revenues from outside the United States for the six months ended June 30, 2005 and 2004 were 30.0% and 20.2%, respectively.
     Gross Profit. Gross profit increased to $177.4 million from $125.7 million and decreased as a percentage of revenues to 70.3% for the six months ended June 30, 2005 compared to 72.0% for the six months ended June 30, 2004. While revenues in all of our product lines increased during 2005, the decline in gross profit as a percentage of revenues is due to revenues from our Switching Solutions Group’s products, which traditionally produce lower gross profit margins, growing at a higher rate than our Network Signaling and other products. To the extent that future revenues from sales of our Switching Solutions Group’s products continue to increase as a percentage of our total revenues, our gross profit as a percentage of revenues may continue to decline. Further, as we enter new markets, particularly international markets, our gross margins as a percentage of revenues may decrease from time to time as the result of our decision to develop new sales channels and customer relationships in these markets.
     Research and Development. Research and development expenses increased overall by $16.2 million, or 36.1%, and decreased as a percentage of revenues to 24.2% for the six months ended June 30, 2005 from 25.6% for the six months ended June 30, 2004. The dollar increase in 2005 was due primarily to an increase of $8.6 million in compensation and related expenses attributable to additional personnel employed by Tekelec following our acquisitions of Taqua, Steleus and VocalData in 2004, an increase of $4.0 million in consulting costs incurred on certain research and development projects and a $2.6 million increase in facilities costs related to the acquisitions of Steleus and VocalData.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $27.9 million, or 39.6%, and decreased as a percentage of revenues to 39.0% for the six months ended June 30, 2005 from 40.4% for the six months ended June 30, 2004. The increase is primarily due to a $16.6 million increase in compensation and related expenses attributable to additional personnel employed by Tekelec following our acquisitions of Taqua, Steleus and VocalData in 2004. In addition, the increase is also attributable to a $3.2 million increase in travel expenses incurred as a result of our additional personnel, an increase in audit and Sarbanes-Oxley compliance fees of $1.3 million and an increase in facilities expenses of $1.2 million resulting primarily from (i) the addition of our Steleus and VocalData facilities in 2004 and (ii) expenses related to the lease of additional space in our Plano, Texas facility beginning in December 2004.

     Restructuring and Other Charges. In April 2005, we announced plans to relocate our corporate offices from Calabasas, California to our facilities in Morrisville, North Carolina. We believe the relocation will provide us with a significant opportunity to improve our operations by fully integrating our finance, accounting, corporate and information technology functions into the business units they support. In addition, we announced that our Taqua facility in Hyannis, Massachusetts, will be consolidated into our Plano, Texas facilities during 2005. The relocation of our corporate headquarters and consolidation of our Taqua facility resulted in restructuring charges of $2.7 million in the six months ended June 30, 2005, including a one-time charge of $150,000 related to the termination of our lease in Hyannis (See Note D — Restructuring and Other Costs). We expect these restructuring efforts to reduce our annual expenses from what they otherwise would have been by up to $2.0 million, primarily related to reduced facility and personnel costs.
     In January 2004, we announced a cost reduction initiative that resulted in restructuring charges of $100,000 for the six months ended June 30, 2005 compared to $1.1 million for the six months ended June 30, 2004. These charges relate to our implementation of a global strategic manufacturing plan which includes outsourcing substantially all of our manufacturing operations and relocating our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina (See Note D — Restructuring and Other Costs).
     Amortization of Intangible Assets. Amortization of intangible assets was $1.6 million for the six months ended June 30, 2005, compared to $941,000 for the six months ended June 30, 2004, and increased slightly as a percentage of revenues to 0.6% for the six months ended June 30, 2005 from 0.5% for the six months ended June 30, 2004. The increase of $640,000 for the six months ended June 30, 2005, is due to the amortization of intangible assets acquired as a result of the acquisitions of Taqua, VocalData, and Steleus during the second half of 2004.
     Other Income (Expense). Interest expense decreased by $284,000, or 12.9%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004 due to the February 2005 repayment of Santera’s notes payable that bore interest at 10%. Interest income increased $374,000, or 14.3%, due to higher average short-term and long-term investment balances during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
     Acquired In-Process Research and Development. Acquired in-process research and development expense of $8.0 million in the six months ended June 30, 2004 represents the write-off of acquired in-process research and development related to our Taqua acquisition. (See Note B — Acquisitions).
     Income Taxes. The income tax provisions for the six months ended June 30, 2005 and 2004 were $9.6 million and $13.2 million, respectively, and reflected the effect of non-deductible acquisition-related costs and non-deductible losses of Santera. Our provision for income taxes does not include any benefit from the losses generated by Santera because its losses cannot be included on our consolidated federal tax return inasmuch as our majority ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations, and a full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Excluding the effect of acquisition-related items and Santera’s operating results, an effective tax rate of 35% was applied to income from operations for the six months ended June 30, 2005 and 2004, and represented federal, state and foreign taxes on our income, reduced primarily by estimated research and development credits, foreign tax credits, the manufacturing deduction, and other benefits from foreign sourced income.
     Minority Interest. Minority interest represents the losses of Santera allocable to the minority shareholders. See Note C — Minority Interest in Santera.
Liquidity and Capital Resources
     During the six months ended June 30, 2005, cash, cash equivalents and short-term investments increased by $24.7 million to $208.0 million as of June 30, 2005, primarily due to cash flows from operations of $48.2 million, partially offset by investments in additional fixed assets and technology of $20.3 million.
     Cash flows from operating activities, net of the effects of exchange rate changes on cash, increased $44.1 million during the first six months of 2005 compared to the first six months of 2004. Net cash flows from operating activities for the six months ended June 30, 2005 was provided primarily by net income adjusted for non-cash expenses such as depreciation, amortization and minority interest and net cash inflows from working capital adjustments related primarily to changes in accounts receivable, deferred revenue and inventories. Accounts receivable decreased $7.8 million for the six months ended June 30, 2005, compared to an increase of $15.6 million for the six months ended June 30, 2004, due primarily to higher collections during the first six months of 2005. Deferred revenues increased $37.1 million in the six months ended June 30, 2005 due to an increase in transactions pending completion of acceptance or delivery requirements. Inventories increased by $17.9 million during the six months ended June 30, 2005 in order to meet anticipated shipments of our products in the third quarter of 2005.
     Net cash used in investing activities was $64.6 million for the six months ended June 30, 2005, and included (i) net purchases of short and long-term available-for-sale securities of $44.2 million, (ii) net capital expenditures of $16.3 million during the first six months of 2005 for planned additions of equipment and (iii) an investment of $4.0 million for a prepaid technology license to be used principally for research and development and in manufacturing operations.
     Cash flows from financing activities decreased $4.4 million for the first six months of 2005 compared to the first six months of 2004 due primarily to lower proceeds from the issuance of common stock upon the exercise of employee stock options.
     We believe that our historical sources of cash including existing working capital, funds generated through operations, proceeds from the issuance of stock upon the exercise of options, and our current bank credit facility will be sufficient to satisfy operating requirements for at least the next twelve months, including the expected acquisition of the remaining interest in Santera for $75.6 million discussed in Note N to the accompanying unaudited condensed consolidated financial statements. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.
     We have a number of credit facilities with various financial institutions. As of June 30, 2005, we had a $30.0 million credit facility collateralized by a pledged account where our investments are held by an intermediary financial institution. This credit facility bears interest at, or in some cases below, the lender’s prime rate (6.25% at June 30, 2005), and expires on December 15, 2005, if not renewed. In the event that we borrow against this facility, we are required to maintain collateral in the amount of the borrowing in the pledged account. As of June 30, 2005, we maintained $7.0 million in this collateral account, reported as long-term investments on the consolidated balance sheet. There have been no borrowings under this facility, however, in the normal course of business, we issue letters of credit under this facility. There were no letters of credit outstanding as of June 30, 2005. The commitment fees paid on the unused line of credit were not significant for the three and six months ended June 30, 2005. Under the terms of this credit facility, we are required to maintain certain financial covenants. We were in compliance with these covenant requirements as of June 30, 2005.
     As of June 30, 2005, Santera had one note payable for $2.0 million that is collateralized by assets purchased under the note and substantially all of Santera’s other assets, bears interest at 6.36%, and matures in November 2005. Under the terms of this note, we are required to maintain certain financial covenants, including a covenant that Santera provide audited financial statements within 120 days of year end.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”). In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. In April 2005, the SEC delayed the implementation of SFAS 123R for public companies until the first annual period beginning after June 15, 2005. We expect to adopt SFAS 123R on January 1, 2006. We are currently in the process of reviewing SFAS 123R, but have not yet determined the fair value model or transition method we will use upon its adoption. However, because we have historically granted a significant number of stock options, the adoption of SFAS 123R is expected to have a material impact on our consolidated results of operations and earnings per share.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections: (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in an accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 will have a material impact on our financial position, results of operations or cash flows for the current or any prior periods.
     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29”. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 will have a material impact on our financial position, results of operations or cash flows.
     In November 2004, FASB issued SFAS No, 151 “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 will have a material impact on our financial position, results of operations or cash flows.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
     The statements that are not historical facts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to, and involve certain risks and uncertainties. There can be no assurance that the Company’s actual future performance will meet the Company’s expectations. As discussed in our 2004 Annual Report on Form 10-K for the year ended December 31, 2004 and other filings with the SEC, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from the Company’s current expectations include, among others:
•	overall telecommunications spending,

•	changes in general economic conditions,

•	unexpected changes in economic, social, or political conditions in the countries in which the Company operates,

•	the timing of significant orders and shipments,

•	the lengthy sales cycle for the Company’s products,

•	the timing of revenue recognition of multiple elements in an arrangement sold as part of a bundled solution,

•	the timing of the convergence of voice and data networks,

•	the success or failure of strategic alliances or acquisitions including the success or failure of the integration of Santera, Taqua, Steleus, VocalData and iptelorg’s operations with those of the Company,

•	litigation or regulatory matters such as the litigation described in Tekelec’s SEC reports and the costs and expenses associated therewith,

•	the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks,

•	the capital spending patterns of customers,

•	the dependence on wireless customers for a significant percentage and growth of the Company’s revenues,

•	the dependence on a small number of customers for a significant percentage of the Company’s revenues;

•	the timely development and introduction of new products and services,

•	the product mix and the geographic mix of the Company’s revenues and the associated impact on gross margins,

•	market acceptance of new products and technologies,

•	carrier deployment of intelligent network services,

•	the ability of our customers to obtain financing,

•	the level and timing of research and development expenditures, and sales, marketing, and compensation expenses,

•	regulatory changes,

•	the expansion of the Company’s marketing and support organizations, both domestically and internationally, and

•	other risks described in this Quarterly Report, our Annual Report on Form 10-K for 2004 and in certain of our other Securities and Exchange Commission filings.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in our market risks during the six month period ended June 30, 2005.
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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of those disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     (b) Changes in Internal Controls over Financial Reporting
     There has not been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is a party to various legal proceedings that are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Annual Report”). The following information supplements the information concerning the Company’s legal proceedings disclosed in the Annual Report and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005:
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
     On April 21, 2005, Tekelec filed a motion to transfer venue of the lawsuit from the Central District of California to the Eastern District of North Carolina and concurrently filed a motion to dismiss six of the twelve claims for relief contained in the Complaint. On June 8, 2005, the District Court entered a written order granting Tekelec’s motion to transfer and deeming the motion to dismiss to be “moot” given the transfer.
     On July 6, 2005, Tekelec filed a motion for an extension of time to file a revised motion to dismiss in North Carolina. The District Court granted that motion in an order dated July 19, 2005, and Tekelec filed a motion to dismiss the claims of Bouygues Telecom for strict products liability, negligence, breach of fiduciary duty, unfair competition, equitable indemnity, interference with prospective economic advantage, and interference with contract. On July 26, 2005, Bouygues Telecom filed a motion to “rescind” the Court’s July 19 order and to strike Tekelec’s motion to dismiss. Tekelec intends to oppose Bouygues Telecom’s most recent motion.
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
     Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue. Several Arizona lawsuits, including the lawsuit in which Tekelec is a named defendant, involve the same patents and have been stayed pending a non-appealable resolution of a lawsuit involving the same patents in the United States District Court for the District of Nevada. On January 23, 2004, the Court in the District of Nevada case issued an Order finding that certain Lemelson patents covering bar code technology and machine vision technology were: (1) unenforceable under the doctrine of prosecution laches; (2) not infringed by any of the accused products sold by any of the eight accused infringers; and (3) invalid for lack of written description and enablement. In September 2004, Lemelson filed its appeal brief with the Court of Appeals for the Federal Circuit (“CAFC”) for the related Nevada litigation, and in December 2004, the Defendants in the related Nevada litigation filed their reply brief. In June 2005, the CAFC held an oral argument for the appeal. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
          (a) On May 13, 2005, we held our 2005 Annual Meeting of Shareholders (the “Annual Meeting”).
          (b) At the Annual Meeting, the following persons were elected as directors of Tekelec. The numbers of votes cast for each director, as well as the number of votes withheld, are listed opposite each director’s name.

Name of Director	Votes Cast for Director	Votes Withheld
Robert V. Adams	51,992,470	9,711,195
Jean-Claude Asscher	54,779,788	6,923,877
Daniel L. Brenner	49,927,706	11,775,959
Mark A. Floyd	53,984,140	7,719,525
Martin A. Kaplan	38,277,845	23,425,820
Frederick M. Lax	55,023,222	6,680,443
Jon F. Rager	49,222,911	12,480,754
          (c) At the Annual Meeting, the shareholders approved, with 39,894,736 votes cast in favor and 7,560,246 votes cast against, the Company’s 2005 Employee Stock Purchase Plan under which an aggregate of 1,000,000 shares of Common Stock is authorized and reserved for issuance. There were 195,289 abstentions and 14,053,394 broker non-votes with respect to this matter.
          (d) At the Annual Meeting, with 60,609,719 votes cast in favor and 1,073,904 votes cast against, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2005. There were 20,042 abstentions with respect to this matter.
Item 5. Other Information.
     Because this Quarterly Report on Form 10-Q is being filed within four business days after the applicable triggering events, the below disclosure is being made under Part II, Item 5 of this Quarterly Report on Form 10-Q instead of under Item 1.01 (Entry into a Material Definitive Agreement) of Form 8-K.
     On August 3, 2005, the Company entered into amendments to each of (i) the Agreement and Plan of Merger dated as of April 30, 2003 (the “Original Merger Agreement”) by and among the Company, Luke Acquisition Corp., certain stockholders of Santera Systems Inc. (“Santera”), and Austin Ventures VI, L.P., as the representative of the minority stockholders of Santera (the “Representative”), (ii) the Stockholders’ Agreement of Santera Systems Inc. dated as of April 30, 2003 (the “Original Stockholders’ Agreement”) by and among the Company, the stockholders of Santera and the Representative, and (iii) the Escrow Agreement dated as of April 30, 2003 (the “Original Escrow Agreement”) by and among the Company, Santera, the minority stockholders of Santera, the Representative, and J.P. Morgan Trust Company, National Association (collectively and as amended, the “Amended Transaction Documents”). The Amended Transaction Documents, provided, among other terms, for the Company to have the right (the “August Call Option”), exercisable on August 3, 2005, to elect to purchase all of the shares of capital stock of Santera owned by Santera’s minority stockholders (the “Santera Shares”) for an aggregate cash purchase price of $75,550,000. On August 3, 2005 pursuant to the terms of the Amended Transaction Documents, the Company exercised the August Call Option. Immediately prior to such exercise, the Company owned 100% of Santera’s Common Stock, 38% of the outstanding shares of Santera’s Series A Preferred Stock and 100% of the outstanding shares of Santera’s Series B Preferred Stock.
     Prior to August 3, 2005 and under the terms of the Original Merger Agreement, the Company has asserted various indemnification claims against the minority stockholders of Santera and had notified them of additional unasserted claims.

The Representative, on behalf of the minority stockholders, has objected to the validity and amounts of the Company’s asserted claims, and the Representative and the minority stockholders have notified the Company that the Representative and the minority stockholders have various unasserted claims against the Company and its affiliates. Upon the closing of the Company’s acquisition of the Santera Shares pursuant to the exercise of the August Call Option, the Amended Transaction Documents provide for the parties’ indemnification obligations as set forth in the Original Merger Agreement to terminate.
     The closing of the Company’s acquisition of the Santera Shares pursuant to the exercise of the August Call Option is scheduled to occur on October 3, 2005, or as soon thereafter as all conditions to the closing have been satisfied or waived; provided, however, that in the event the closing has not occurred on or before October 11, 2005, the Company or the Representative may elect to terminate the parties’ rights and obligations with respect to the August Call Option. In the event of any such termination, the provisions of the Original Merger Agreement, the Original Stockholders’ Agreement and the Original Escrow Agreement will continue in full force and effect. Those provisions include, but are not limited to, the indemnification obligations of the parties under the Original Merger Agreement and the call and put options held by the Company and the minority stockholders of Santera, respectively, under the Original Stockholders’ Agreement.
Item 6. Exhibits

Exhibit No.	Description
10.1	Employment Offer Letter Agreement dated April 7, 2005 between the Registrant and William Everett, together with employment offer letter agreement effective as of October 14, 2004 between the Registrant and Mr. Everett(1)

10.2	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers

10.3	Amendment No. 3 dated May 2, 2005 to Tekelec 2004 Equity Incentive Plan for New Employees(2)

10.4	Tekelec 2005 Employee Stock Purchase Plan(3)

10.5	Fourth Amendment to Lease, effective as of May 24, 2005, between Arden Realty Limited Partnership, as Landlord, and the Registrant, as Tenant(4)

10.6	Summary of Compensation for the Registrant’s Named Executive Officers

10.7	Summary of Compensation for the Non-Employee Members of the Registrant’s Board of Directors and its Committees

10.8	Amendment dated as of August 3, 2005 to Agreement and Plan of Merger dated as of April 30, 2003, by and among the Registrant, Santera Systems Inc. (“Santera”), certain stockholders of Santera, and Austin Ventures VI, L.P., as Representative

10.9	Amendment dated as of August 3, 2005 to Stockholders’ Agreement of Santera Systems Inc. dated as of April 30, 2003, by and among the Registrant, Santera, the stockholders of Santera and Austin Ventures VI, L.P., as Representative

10.10	Amendment dated as of August 3, 2005 to Escrow Agreement dated as of April 30, 2003, by and among the Registrant, Santera, certain stockholders of Santera, Austin Ventures VI, L.P., as Representative, and J.P. Morgan Trust Company, National Association

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief financial Officer of Tekelec pursuant to Rule 13a-14(b) under the Exchange Act and U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated April 7, 2005, as filed with the Commission on April 13, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated May 2, 2005, as filed with the Commission on May 6, 2005.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-125160) as filed with the Commission on May 23, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated May 31, 2005, as filed with the Commission on June 1, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC

/s/ FREDERICK M. LAX

Frederick M. Lax President and Chief Executive Officer

/s/ WILLIAM H. EVERETT

William H. Everett Senior Vice President and Chief Financial Officer

/s/ GREGORY S. RUSH

Gregory S. Rush Vice President and Corporate Controller
August 8, 2005

EXHIBIT INDEX

Exhibit No.	Description

10.2	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers

10.6	Summary of Compensation for the Registrant’s Named Executive Officers

10.7	Summary of Compensation for the Non-Employee Members of the Registrant’s Board of Directors and its Committees

10.8	Amendment dated as of August 3, 2005 to Agreement and Plan of Merger dated as of April 30, 2003, by and among the Registrant, Santera Systems Inc. (“Santera”), certain stockholders of Santera, and Austin Ventures VI, L.P., as Representative

10.9	Amendment dated as of August 3, 2005 to Stockholders’ Agreement of Santera Systems Inc. dated as of April 30, 2003, by and among the Registrant, Santera, the stockholders of Santera and Austin Ventures VI, L.P., as Representative

10.10	Amendment dated as of August 3, 2005 to Escrow Agreement dated as of April 30, 2003, by and among the Registrant, Santera, certain stockholders of Santera, Austin Ventures VI, L.P., as Representative, and J.P. Morgan Trust Company, National Association

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief financial Officer of Tekelec pursuant to Rule 13a-14(b) under the Exchange Act and U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.