Form 10-Q
period 2005-09-30
TEKELEC
filed 2005-11-08
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of October 28, 2005, there were 66,829,866 shares of the registrant’s common stock, without par value, outstanding.

TEKELEC

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
TEKELEC
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004

	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$103,042	$48,925
Short-term investments, at fair value	138,701	134,435
Accounts receivable, less allowances of $7,269 and $4,847, respectively	90,404	107,850
Inventories	53,007	33,654
Deferred income taxes, net	16,163	15,804
Prepaid expenses and other current assets	55,633	44,639

Total current assets	456,950	385,307
Long-term investments, at fair value	50,852	93,622
Property and equipment, net	38,578	30,617
Investments in privately held companies	7,322	7,322
Deferred income taxes, net	41,671	45,748
Other assets	5,239	6,757
Goodwill	135,664	128,732
Intangible assets, net	81,853	83,538

Total assets	$818,129	$781,643

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$35,288	$35,316
Accrued expenses	31,207	30,417
Accrued payroll and related expenses	24,821	23,478
Short-term notes and current portion of notes payable	1,916	3,266
Current portion of deferred revenues	103,272	92,182
Income taxes payable	898	646

Total current liabilities	197,402	185,305
Long-term portion of notes payable	—	78
Long-term convertible debt	125,000	125,000
Deferred income taxes	19,076	19,586
Long-term portion of deferred revenues	4,218	2,187

Total liabilities	345,696	332,156

Minority interest	9,250	20,489

Commitments and Contingencies (Note J)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 66,676,292 and 65,543,767 shares issued and outstanding, respectively	274,637	258,656
Deferred stock-based compensation	(5,860)	(4,480)
Retained earnings	195,236	174,268
Accumulated other comprehensive income (loss)	(830)	554

Total shareholders’ equity	463,183	428,998

Total liabilities and shareholders’ equity	$818,129	$781,643

See notes to condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Thousands, except per share data)
Revenues	$148,103	$106,636	$400,522	$281,124
Cost of sales:
Cost of goods sold	49,166	25,684	120,460	69,022
Amortization of purchased technology	1,963	1,497	5,715	6,953

Total cost of sales	51,129	27,181	126,175	75,975

Gross profit	96,974	79,455	274,347	205,149

Operating expenses:
Research and development	31,262	25,461	92,234	70,249
Selling, general and administrative	50,061	37,603	148,391	108,039
Acquired in-process research and development	1,210	2,400	1,210	10,400
Restructuring and other	1,589	275	4,349	1,327
Amortization of intangible assets	701	763	2,282	1,704

Total operating expenses	84,823	66,502	248,466	191,719

Income from operations	12,151	12,953	25,881	13,430
Other income (expense):
Interest income	1,766	1,070	4,750	3,680
Interest expense	(1,020)	(1,070)	(2,935)	(3,269)
Loss on sale of investments	(2)	—	(1,376)	—
Gain on sale of Catapult stock	—	2,186	—	2,186
Gain on sale of investment in privately-held company	—	9,869	—	9,869
Other, net	(152)	37	(939)	(259)

Total other income (expense), net	592	12,092	(500)	12,207

Income from operations before provision for income taxes and minority interest	12,743	25,045	25,381	25,637
Provision for income taxes	6,021	13,873	15,652	27,078

Income (loss) before minority interest	6,722	11,172	9,729	(1,441)
Minority interest	2,014	7,565	11,239	25,723

Net income	$8,736	$18,737	$20,968	$24,282

Earnings per share:
Basic	$0.13	$0.30	$0.32	$0.39
Diluted	0.12	0.27	0.31	0.36
Weighted average number of shares outstanding:
Basic	66,113	63,172	65,811	62,554
Diluted	75,183	72,332	74,403	71,801
See notes to condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Thousands)
Net income	$8,736	$18,737	$20,968	$24,282
Other comprehensive income (loss):
Foreign currency translation adjustments	2	—	(170)	14
Net unrealized gain (loss) on available-for-sale securities, net of income taxes	197	105	(1,214)	(1,138)

Comprehensive income	$8,935	$18,842	$19,584	$23,158

See notes to condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,

	2005	2004

	(Thousands)
Cash flows from operating activities:
Net income	$20,968	$24,282
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on investments	1,376	(12,055)
Minority interest	(11,239)	(25,723)
Provision for doubtful accounts and returns	2,595	820
Write-off of leasehold improvements and other assets relating to restructuring	191	—
Depreciation	13,868	10,823
Amortization	12,566	9,216
Amortization of deferred financing costs	572	834
Acquired in-process research and development	1,210	10,400
Convertible note accretion	—	279
Deferred income taxes	(1,978)	1,178
Stock-based compensation, net	3,213	1,117
Tax benefit related to stock options	1,822	4,224
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,928	(26,824)
Inventories	(19,506)	(9,582)
Prepaid expenses and other current assets	(10,434)	(13,690)
Trade accounts payable	(143)	17,076
Accrued expenses	672	(1,157)
Accrued payroll and related expenses	1,393	1,237
Deferred revenues	13,458	10,421
Income taxes receivable and payable, net	(131)	10,541

Total adjustments	24,433	(10,865)

Net cash provided by operating activities	45,401	13,417

Cash flows from investing activities:
Proceeds from sales and maturities of investments	346,884	434,549
Purchases of investments	(314,490)	(357,947)
Purchases of property and equipment	(21,829)	(13,074)
Cash paid for Taqua, net of cash acquired	—	(86,994)
Cash paid for VocalData, net of cash acquired	—	(13,222)
Cash paid for iptelorg, net of cash acquired	(6,894)	—
Proceeds from retirement of Catapult convertible note	—	19,486
Purchase of technology	(4,000)	(2,343)
Change in other assets	865	(1,127)

Net cash provided by (used in) investing activities	536	(20,672)

Cash flows from financing activities:
Payments on notes payable	(1,427)	(8,793)
Proceeds from issuance of common stock	9,599	16,517

Net cash provided by financing activities	8,172	7,724

Effect of exchange rate changes on cash	8	14

Net change in cash and cash equivalents	54,117	483
Cash and cash equivalents at beginning of period	48,925	45,261

Cash and cash equivalents at end of period	$103,042	$45,744

See notes to condensed consolidated financial statements.

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A.	Basis of Presentation
      The accompanying condensed consolidated financial statements include the accounts of Tekelec, our wholly owned subsidiaries, and our majority owned subsidiary, Santera. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2004. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the instructions for Forms 10-Q and Article 10 of Regulation S-X.
      In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial condition and consolidated results of operations. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year. Certain items shown in the prior consolidated financial statements have been reclassified to conform to the presentation of the current period.
      We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 are for the thirteen and thirty-nine weeks ended September 30, 2005 and October 1, 2004, respectively.
      We conduct business in a number of foreign countries and are organized into four geographic territories. The four territories are: (1) North America, comprised of the United States and Canada, (2) “EMEA,” comprised of Europe, the Middle East and Africa, (3) “CALA,” comprised of the Caribbean and Latin America including Mexico, and (4) Asia Pacific, comprised of Asia and the Pacific region including India and China.
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
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections: (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in an accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 will have a material impact on our financial position, results of operations or cash flows for the current or any prior periods.

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 will have a material impact on our financial position, results of operations or cash flows.
      In November 2004, the FASB issued SFAS No. 151 “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 will have a material impact on our financial position, results of operations or cash flows.

Note B.	Acquisitions

iptelorg GmbH
      On July 13, 2005, we completed the acquisition of iptelorg GmbH (“iptelorg”), a developer of Session Initiation Protocol (SIP) routing software. We purchased all of iptelorg’s outstanding stock for approximately $7.1 million in cash, approximately $0.2 million of accrued transaction costs and approximately $4.1 million in shares of restricted common stock, all or a portion of which are subject to repurchase for a nominal amount if certain of the former iptelorg shareholders terminate their employment with us within four years.
      We have allocated $4.1 million of the purchase price to deferred compensation associated with the restricted stock, which is being amortized to expense over the four-year vesting period. We allocated the remaining purchase price of approximately $7.3 million to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values as follows (in thousands):

Tangible assets:
Cash and cash equivalents	$183
Accounts receivable and other current assets	486
Property and equipment	101

Total tangible assets	770

Intangible assets:
Acquired technology	4,190
Customer relationships	60
Non-compete agreements	240
In-process research and development	1,210
Goodwill	3,361

Total intangible assets	9,061

Liabilities assumed:
Accounts payable and accrued liabilities	747
Deferred tax liability	1,796

Total liabilities assumed	2,543

Net assets acquired	$7,288

      The customer relationship intangible assets are being amortized over a period of one year based on the estimated customer attrition rates. The non-compete agreements and acquired technology intangible assets are being amortized over their estimated lives of three and ten years, respectively, using the straight-line method. In performing the purchase price allocation, we considered, among other factors, our intention for future use of

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the acquired assets, analyses of historical financial performance and estimates of the future performance of the acquired business.
      We estimated the fair value of in-process research and development to be approximately $1.2 million, which we have reflected in “acquired in-process research and development” expense in the accompanying condensed consolidated statement of operations. This represents certain technologies under development, primarily related to iptelorg’s SIP routing software and IP Multimedia Subsystem. We estimate that the technologies under development were approximately 30-80% complete at the date of acquisition. We expect to incur up to an additional $753,000 to complete this development, with completion expected in late 2005 or early 2006.
      We determined the fair values of each of the identifiable intangible assets and the in-process research and development using the “income” valuation approach and discount rates ranging from 30% to 35%. The discount rates selected were based in part on our weighted average cost of capital and determined after consideration of our rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted cash flows. Further, we also considered risks associated with achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.
      The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $3.4 million was assigned to goodwill. In accordance with SFAS 142, goodwill will not be amortized but will be tested for impairment at least annually. This amount is not deductible for tax purposes. The assets, liabilities and operating results of iptelorg have been included in our consolidated financial statements from the date of acquisition and are included in the operations of our Network Signaling Group. Pro forma information giving effect to this acquisition has not been presented because the pro forma information would not differ materially from our historical results.

VocalData, Inc.
      On September 20, 2004, we completed the acquisition of all of the outstanding shares of capital stock of privately held VocalData, Inc. (“VocalData”). VocalData is a provider of hosted Internet protocol (IP) telephony applications that enable the delivery of advanced telecom services and applications to business and residential customers. The acquisition was accomplished by means of a reverse triangular merger of a new wholly owned subsidiary of Tekelec. As a result of the acquisition, VocalData is the surviving corporation and became a wholly owned subsidiary of Tekelec. The operations of VocalData have been integrated into the operations of our Switching Solutions Group.
      VocalData’s operating results are included in our consolidated results since the date of acquisition. The following table shows our pro forma revenues, net income and earnings per share giving effect to the VocalData acquisition as of the beginning of 2004:

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004

	(Thousands, except	(Thousands, except
	per share amounts)	per share amounts)
Revenues	$107,472	$283,841
Net income	19,310	9,947
Earnings per share:
Basic	$0.31	$0.16
Diluted	0.28	0.16
      The above pro forma information excludes the impact of the write-off of acquired in-process research and development costs of $2.4 million that were included in our results of operations for the three and nine months ended September 30, 2004.

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Taqua, Inc.
      On April 8, 2004, we completed the acquisition of all of the outstanding shares of capital stock of Taqua, Inc. (“Taqua”). Taqua develops, markets and sells solutions for next-generation switches optimized for the small switch service provider market. The acquisition was accomplished by means of a reverse triangular merger of a new wholly owned subsidiary of Tekelec with and into Taqua. As a result of the acquisition, Taqua is the surviving corporation and a wholly owned subsidiary of Tekelec. The operations of Taqua have been integrated into the operations of our Switching Solutions Group.
      Taqua’s operating results are included in our consolidated results since the date of acquisition. The following table shows our pro forma revenues, net income and earnings per share giving effect to the Taqua acquisition as of the beginning of 2004:

Nine Months Ended
September 30, 2004

(Thousands, except
per share amounts)
Revenues	$283,956
Net income	18,271
Earnings per share:
Basic	$0.29
Diluted	0.27
      The above pro forma information excludes the impact of the write-off of acquired in-process research and development costs of $8.0 million that were included in our results of operations for the nine months ended September 30, 2004.

Note C.	Minority Interest in Santera Systems, Inc.
      The net income and losses of Santera Systems, Inc. (“Santera”) are allocated between Tekelec and the minority stockholders based on their relative interests in the equity of Santera and the related liquidation preferences. This approach requires net losses to be allocated first to the Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent net income will be allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income will then be allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and thereafter to the holders of Santera common stock in proportion to their relative ownership interests in the equity of Santera. The loss allocated to the minority interest of Santera for the three and nine months ended September 30, 2005 and 2004, was computed as follows (dollars in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Santera net loss (includes amortization of intangibles of $632, $911, $1,897 and $3,847, respectively)	$3,249	$12,201	$18,128	$41,488
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%	62%	62%	62%

Minority interest losses	$2,014	$7,565	$11,239	$25,723

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Since our acquisition of a majority interest in Santera, the total net losses that have been allocated to the Series A Preferred Stock are $83.5 million. As discussed further in Note N, on August 3, 2005, we amended our agreement with the other stockholders of Santera in order to purchase the minority interest in Santera for $75.6 million. On October 3, 2005, we completed the acquisition of the minority interest and as of that date we own 100% of Santera.

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

Corporate Headquarters Relocation and Taqua Relocation
      In April 2005, we decided to relocate our corporate offices from Calabasas, California to our facilities in Morrisville, North Carolina. The relocation provides us a significant opportunity to improve our operations by integrating our finance, accounting, corporate and information technology functions into the business units they support. In addition, we decided to move our Taqua facility from Hyannis, Massachusetts, to our Plano, Texas facilities during 2005. Both of these relocations will result in employee terminations and relocations and qualify as Exit Activities as that term is defined in SFAS No. 146. The termination costs include retention bonuses, severance pay and benefit costs extended through the required service period and for up to one year thereafter. Additionally, in the second quarter of 2005, we recorded a one-time charge of $150,000 related to the termination of our lease in Hyannis. Other costs related to the management of the relocation projects and the costs to relocate equipment are expensed as incurred.
      During 2004, we entered into a lease agreement for approximately 22,400 square feet of office space in Westlake Village, California through December 2014. During the first quarter of 2005, after being notified by the landlord for this building that it would be unable to deliver possession of the premises in accordance with the lease terms, we terminated the lease. The landlord disputes our right to terminate the lease. As a result of our decision to terminate the lease, we recorded a total charge of $291,000 in the nine months ended September 30, 2005 comprised of a $78,000 write-off of certain leasehold improvements, $113,000 representing the possible forfeiture of our deposits paid to the landlord and $100,000 of other costs associated with the disputed termination of the lease.
      Costs related to the Corporate Headquarters Relocation and Taqua Relocation are as follows:

		Costs Incurred
	Total Costs	for the	Cumulative Costs
	Expected to be	Three Months Ended	Incurred through
	Incurred	September 30, 2005	September 30, 2005

	(Thousands)
Severance costs and retention bonuses(1)	$4,683	$561	$2,434
Employee relocation costs	185	176	185
Facility relocation costs	1,155	545	1,125
Other(2)	821	307	505

Total	$6,844	$1,589	$4,249

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes estimated severance costs related to the Employment Separation Agreement between us and our Chief Executive Officer as discussed in Note N — Subsequent Events.

(2)	Consists of costs related to the transition of our corporate headquarters including recruitment, signing bonuses and training costs related to the hiring of finance and administrative personnel in Morrisville as well as travel costs during the transition period. In addition, other costs include salary costs for duplicative employees during the transition of job responsibilities from employees located in Calabasas to the successor employees in Morrisville. These transition costs are expensed as incurred.
      Activity related to the Corporate Headquarters Relocation and Taqua Relocation accrual is as follows:

		Restructuring
		Charges Accrued in the	Payments in the
	Balance at	Three Months Ended	Three Months Ended	Balance at
	June 30, 2005	September 30, 2005	September 30, 2005	September 30, 2005

	(Thousands)
Severance costs and retention bonuses	$1,873	$561	$(192)	$2,242
Employee relocation costs	—	176	(62)	114
Facility costs	161	545	(584)	122
Other	—	307	(307)	—

Total	$2,034	$1,589	$(1,145)	$2,478

Manufacturing Relocation
      In January 2004, we announced the implementation of a global strategic manufacturing plan which included the outsourcing of the majority of our manufacturing operations and the relocation of our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. The plan included the elimination of approximately 23 positions during 2004 and one position in April 2005, resulting in restructuring costs such as employee severance and relocation costs. This cost reduction initiative resulted in restructuring charges of $275,000 and $1.3 million for the three and nine months ended September 30, 2004, respectively, and $100,000 for the nine months ended September 30, 2005.
      The costs related to the Manufacturing Relocation are as follows:

		Costs Incurred	Cumulative
	Total Costs	for the	Costs Incurred
	Expected to be	Three Months Ended	through
	Incurred	September 30, 2005	September 30, 2005

	(Thousands)
Severance costs and retention bonuses	$972	$—	$972
Employee relocation costs	550	—	550
Facility relocation costs	243	—	243

Total	$1,765	$—	$1,765

      Activity related to the Manufacturing Relocation accrual is as follows:

		Payments in the
	Balance at	Three Months Ended	Balance at
	June 30, 2005	September 30, 2005	September 30, 2005

	(Thousands)
Severance costs and retention bonuses	$48	$—	$48

Total	$48	$—	$48

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note E.	Gain (Loss) on Investment in Alcatel
      In December 2004, in connection with the acquisition of Spatial Communications Technologies (“Spatial”) by Alcatel, Santera, our majority owned subsidiary, received an aggregate of 1,363,380 shares of freely tradable Alcatel shares valued at $14.91 per share in exchange for shares of Spatial common stock then held by Santera. During the first quarter of 2005, Santera sold 1,263,380 Alcatel shares for proceeds of $17.5 million resulting in a realized loss of $1.3 million.
      Santera may receive up to 185,513 additional shares of Alcatel currently held in escrow as security for any acquisition-related indemnification claims that Alcatel may assert following the closing of the acquisition. These shares are anticipated to be released from escrow beginning in December 2005. We may recognize an additional gain from these Alcatel shares when released from escrow.

Note F.	Certain Balance Sheet Items

	September 30,	December 31,
	2005	2004

	(Thousands)
Inventories:
Raw materials	$34,974	$20,972
Work in process	7,483	4,147
Finished goods	10,550	8,535

Inventories	$53,007	$33,654

Intangible assets:
Purchased technology	$140,652	$133,124
Other	19,090	18,790

	159,742	151,914
Less accumulated amortization	(77,889)	(68,376)

Intangible assets, net	$81,853	$83,538

      The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. The estimated remaining amortization expense related to identifiable intangible assets as of September, 2005 is as follows:

For the Years Ending December 31,	(Thousands)

2005	$2,759
2006	9,256
2007	7,921
2008	7,884
2009	7,745
Thereafter	46,288

Total	$81,853

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill:
      The changes in the carrying amount of goodwill by operating segment during the nine months ended September 30, 2005 were as follows (in thousands):

	Network	Switching	Communications	IEX Contact
	Signaling	Solutions	Software	Center
	Group	Group	Solutions Group	Group	Total

Balance as of December 31, 2004	$—	$97,600	$21,434	$9,698	$128,732
Purchase of iptelorg	3,361	—	—	—	3,361
Purchase price adjustments relating to acquisitions(1)	—	408	3,045	—	3,453
Foreign currency fluctuation and other	—	35	83	—	118

Balance as of September 30, 2005	$3,361	$98,043	$24,562	$9,698	$135,664

(1)	Upon review of the purchase price allocations for our acquisitions of Steleus and VocalData and the completion of our 2004 income tax returns for those companies, we reduced the carrying value of certain deferred tax assets of Steleus and VocalData by approximately $3.0 million and $400,000, respectively.
      As required by SFAS 142, we do not amortize our goodwill balances, but instead test goodwill for impairment in accordance with the provisions of SFAS 142 annually and more frequently upon the occurrence of any events that may indicate impairment.

Note G.	Financial Instruments
      We operate internationally and thus are exposed to potential adverse changes in currency exchange rates. We use derivative instruments (foreign exchange contracts) to reduce our exposure to foreign currency rate changes primarily relating to receivable balances denominated in a non-functional currency. The objective of these contracts is to reduce or eliminate, and effectively manage, the economic impact of currency exchange movements on our operating results as effectively as possible. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange contracts.
      Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. We do not designate our foreign exchange forward contracts as accounting hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and, accordingly, we adjust these instruments to fair value through operations. We do not hold or issue financial instruments for speculative or trading purposes.
      As of September 30, 2005, we had seven foreign currency forward contracts outstanding to sell approximately 15.1 million euros and 2.2 million Brazilian real, in order to hedge certain receivable balances denominated in those currencies. These contracts had expiration dates of October 4, 2005 and have not been designated as hedges within the meaning of SFAS 133.
      For the three months ended September 30, 2005 and 2004, other income (loss) from foreign currency forward contracts was $258,000 and $(483,000), respectively. For the nine months ended September 30, 2005

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and 2004, other income (loss) from foreign currency forward contracts was $2,048,000 and $(733,000), respectively. These gains (losses) were offset by a corresponding gain or loss on the item being hedged, which is also recorded in other income (loss) in the accompanying unaudited condensed consolidated financial statements.

Note H.	Income Taxes
      As part of the process of preparing our unaudited condensed consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pretax income can impact our effective tax rate or income taxes as a percentage of pretax income (the “Effective Rate”). This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimate of future taxable income in each jurisdiction, a valuation allowance is established. Tax liabilities can involve complex issues and may require an extended period to resolve. While we have considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing our valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to income an adjustment to the valuation allowance in the period such determination was made.
      The income tax provisions for the three months ended September 20, 2005 and 2004 were approximately $6.0 million and $13.9 million, respectively, and for the nine months ended September 30, 2005 and 2004 were approximately $15.7 million and $27.1 million, respectively. The Effective Rate for the three months ended September 30, 2005 and 2004 was 47% and 55%, respectively, and for the nine months ended September 30, 2005 and 2004 was 62% and 106%, respectively. The Effective Rate reflects the effect of non-deductible acquisition-related costs such as acquired in-process research and development and the non-deductible losses of Santera.
      Our provision for income taxes does not include any benefit from the losses generated by Santera, as such losses cannot be included on our federal consolidated tax return inasmuch as our majority ownership interest in Santera did not meet the threshold to consolidate under income tax rules and regulations. A full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Accordingly, we have provided an $80.5 million valuation allowance against the deferred tax assets of Santera as of September 30, 2005. In addition to the fully reserved deferred tax assets of Santera, we have deferred tax assets of $57.8 million as of September 30, 2005, against which we have not provided a valuation allowance. The realization of these assets is dependent on the generation of future taxable income.
      Excluding the effects of acquisition-related items and Santera’s operating results, an effective tax rate of 35% was applied to income from operations for the three and nine month periods ended September 30, 2005 and 2004.

Note I.	Lines of Credit, Notes Payable and Long-Term Convertible Debt
      As of September 30, 2005, we had a $30.0 million credit facility collateralized by a pledged account where our investments are held by an intermediary financial institution. This credit facility bears interest at, or in some cases below, the lender’s prime rate (6.75% at September 30, 2005), and expires on December 15, 2005, if not renewed. In the event that we borrow against this facility, we are required to maintain collateral in the amount of the borrowing in the pledged account. As of September 30, 2005, we maintained $7.1 million in this collateral account, reported as long-term investments on the consolidated balance sheet. There have been no borrowings under this facility; however, in the normal course of business, we issue letters of credit under

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
this facility. As of September 30, 2005, we had one letter of credit for approximately $187,000 outstanding. This letter of credit expires in March 2006. The commitment fees paid on the unused line of credit were not significant for the three and nine months ended September 30, 2005. Under the terms of this credit facility, we are required to maintain certain financial covenants. We were in compliance with these covenant requirements as of September 30, 2005.
      As of September 30, 2005, Santera had one note payable for $1.9 million that is collateralized by assets purchased under the note and substantially all of Santera’s other assets, bears interest at 6.36%, and matures in November 2005. Under the terms of this note, we are required to maintain certain financial covenants, including a covenant that requires that Santera provide audited financial statements within 120 days of year end. We were in compliance with these covenant requirements as of September 30, 2005.
      In June 2003, we issued and sold $125 million aggregate principal amount of our 2.25% Senior Subordinated Convertible Notes due 2008 (the “Notes”). The Notes were issued in a private offering in reliance on Section 4(2) of the Securities Act of 1933, as amended. The initial purchaser of the Notes was Morgan Stanley & Co. Incorporated, which resold the Notes to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The aggregate offering price of the Notes was $125 million and the aggregate proceeds to Tekelec were approximately $121.2 million, after expenses. The Notes mature on June 15, 2008, and are convertible prior to the close of business on their maturity date into shares of our common stock at a conversion rate of 50.8906 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. There are no financial covenants related to the Notes, and there are no restrictions on our paying dividends, incurring debt or issuing or repurchasing securities. The Notes carry a cash interest (coupon) rate of 2.25%, payable on June 15 and December 15 of each year. Interest expense relating to the Notes was $703,000 for both the three months ended September 30, 2005 and 2004 and $2.1 million for both the nine months ended September 30, 2005 and 2004.

Note J.	Commitments and Contingencies

Indemnities, Commitments and Guarantees
      In the normal course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to our customers in connection with the sale of our products and licensing of our technology, indemnities for liabilities associated with the infringement of other parties’ technology based upon our products and technology, guarantees of timely performance of our obligations (including obligations to pay liquidated damages in certain circumstances), indemnities related to the reliability of our equipment, and indemnities to our directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and, in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. To date, there have been no material payments made under these indemnification provisions, and no material claims are outstanding as of September 30, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for these indemnities, we cannot determine the amount of potential future payments, if any, related to such indemnification provisions. Accordingly, we have not recorded a liability for these indemnities, commitments or guarantees in the accompanying financial statements.

Litigation
      From time to time, various claims and litigation are asserted or commenced against us arising from or related to contract matters, intellectual property matters, product warranties and personnel and employment disputes. As to such claims and litigation, we can give no assurance that we will prevail. However, we currently

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
do not believe that the ultimate outcome of any pending matters, other than possibly the Bouygues litigation as described below, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Bouygues Telecom, S.A. vs. Tekelec
      On February 24, 2005, Bouygues Telecom, S.A., a French telecommunications operator, filed a complaint against Tekelec in the United States District Court for the Central District of California seeking damages for economic losses caused by a service interruption Bouygues Telecom experienced in its cellular telephone network in November 2004. The amount of damages sought by Bouygues Telecom is $81 million plus unspecified punitive damages and attorneys’ fees. In its complaint, Bouygues Telecom alleged that the service interruption was caused by the malfunctioning of certain virtual home location register (HLR) servers (i.e., servers storing information about subscribers to a mobile network) provided by Tekelec to Bouygues Telecom.
      Bouygues Telecom alleged the following causes of action: strict products liability, negligence, breach of express warranty, negligent interference with contract, interference with economic advantage, intentional misrepresentation, negligent misrepresentation, fraudulent concealment, breach of fiduciary duty, equitable indemnity, fraud in the inducement of contract, and unfair competition under California Business & Professions Code section 17200.
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
      On July 6, 2005, Tekelec filed a motion for an extension of time to file a revised motion to dismiss in North Carolina. The District Court granted that motion in an order dated July 19, 2005, and Tekelec filed a revised motion to dismiss the claims of Bouygues Telecom for strict products liability, negligence, breach of fiduciary duty, unfair competition, equitable indemnity, interference with prospective economic advantage, and interference with contract. On July 26, 2005, Bouygues Telecom filed a motion to “rescind” the Court’s July 19 order and to strike Tekelec’s revised motion to dismiss. Tekelec opposed Bouygues’ motion, and on September 6, 2005, the Court entered an order finding that Tekelec’s revised motion to dismiss was proper, and setting a deadline of October 17, 2005 for Bouygues to respond to the revised motion to dismiss or file an amended complaint. Bouygues subsequently obtained a four-day extension of time to file either an opposition to the revised motion to dismiss or an amended complaint.
      On October 21, 2005, Bouygues Telecom filed (i) a motion to substitute counsel and (ii) an amended complaint. The motion to substitute counsel requests permission for Preston Gates & Ellis LLP to withdraw, and Proskauer Rose LLP to be substituted as counsel. The amended complaint alleges claims for strict products liability, negligence, breach of express warranty, negligent interference with contract, negligent interference with economic advantage, intentional misrepresentation, negligent misrepresentation, fraud based on concealment, breach of fiduciary duty, equitable indemnity, unfair competition under California Business and Professions Code section 17200, unfair and deceptive trade practices, breach of contract, alter ego liability, promissory estoppel, and a direct claim under French law. The amended complaint is based on similar facts as the original complaint and seeks $80 million in compensatory damages plus unspecified punitive damages and attorneys’ fees.
      Tekelec is presently analyzing the amended complaint, and has requested an extension of time up to, and including, December 15, 2005, to file a response or a motion to dismiss the amended complaint.
      Although Tekelec is still evaluating the claims asserted by Bouygues Telecom, Tekelec intends to defend vigorously against the action and believes Bouygues Telecom’s claims could not support the damage figures

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
alleged in the amended complaint. At this stage of the litigation, management cannot assess the likely outcome of this matter; however, it is possible that an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Lemelson Medical, Education and Research Foundation, Limited Partnership vs. Tekelec
      In March 2002, the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) filed a complaint against 30 defendants, including Tekelec, in the United States District Court for the District of Arizona. The complaint alleges that all defendants make, offer for sale, sell, import, or have imported products that infringe 18 patents assigned to Lemelson, and the complaint also alleges that the defendants use processes that infringe the same patents. The patents at issue relate to computer image analysis technology and automatic identification technology.
      Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue. Several Arizona lawsuits, including the lawsuit in which Tekelec is a named defendant, involve the same patents and have been stayed pending a non-appealable resolution of a lawsuit involving the same patents in the United States District Court for the District of Nevada. On January 23, 2004, the Court in the District of Nevada case issued an Order finding that certain Lemelson patents covering bar code technology and machine vision technology were: (1) unenforceable under the doctrine of prosecution laches; (2) not infringed by any of the accused products sold by any of the eight accused infringers; and (3) invalid for lack of written description and enablement. In September 2004, Lemelson filed its appeal brief with the Court of Appeals for the Federal Circuit (“CAFC”) for the related Nevada litigation, and in December 2004, the defendants in the related Nevada litigation filed their reply brief. In June 2005, the CAFC held an oral argument for the appeal. On September 9, 2005, the CAFC affirmed the United States District Court for the District of Nevada. Although Lemelson has not yet filed an appeal with the United States Supreme Court, the Company is still waiting to see if Lemelson will do so by December 2005. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

IEX Corporation vs. Blue Pumpkin Software, Inc.
      In January 2001, IEX Corporation, a wholly owned subsidiary of Tekelec (“IEX”), filed suit against Blue Pumpkin Software, Inc. (“Blue Pumpkin”), in the United States District Court for the Eastern District of Texas, Sherman Division. IEX asserted that Blue Pumpkin’s Director and Director Enterprise products infringe United States Patent No. 6,044,355 held by IEX. In the suit, IEX seeks damages and an injunction prohibiting Blue Pumpkin’s further infringement of the patent. In February 2001, Blue Pumpkin responded to IEX’s suit denying that Blue Pumpkin infringes IEX’s patent and asserting that such patent is invalid.
      A Markman hearing took place in March, 2002, to construe the claims of the ‘355 patent. The Court revisited Markman related issues in February, 2003. Both parties have conducted extensive discovery. In 2003, Blue Pumpkin filed a motion for summary judgment based on its position that it did not infringe the ‘355 patent. In July, 2003, a magistrate judge recommended that the Court enter summary judgment in favor of Blue Pumpkin. The District Court entered the summary judgment, and IEX appealed that decision to the Court of Appeals for the Federal Circuit (“CFAC”). The CFAC vacated the summary judgment and remanded the case to the District Court for further consideration. Blue Pumpkin filed another motion for summary judgment of noninfringement in October 2005. This motion is not yet fully briefed. Trial is set for January 2006.
      In October 2005, Blue Pumpkin Software LLC (“Blue Pumpkin LLC”) filed a lawsuit against IEX Corporation (“IEX”), in the United States District Court for the Northern District of Georgia, Atlanta Division. Blue Pumpkin LLC asserts that IEX’s software products infringe United States Patent No. 6,952,732 held by Blue Pumpkin LLC. Blue Pumpkin LLC seeks damages and an injunction prohibiting

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
IEX’s further alleged infringement of the patent. IEX has not filed a response to this lawsuit, and discovery has yet to commence. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

Note K.	Stock-Based Compensation
      As of September 30, 2005, we have six stock-based employee compensation plans with maximum terms of ten years. Under these plans there are 25.4 million shares of our common stock authorized and reserved for issuance. The terms of options granted under these option plans are determined at the time of grant, the options generally vest ratably over one- to four-year periods, and the option price may not be less than the fair market value per share on the date of grant. Both incentive stock options and nonstatutory stock options can be issued under the option plans. Two of the plans allow for restricted stock units and restricted stock to be issued.
      During 2004, we issued restricted stock units (“RSUs”) for 116,510 shares to employees of VocalData and Steleus resulting in deferred stock-based compensation of approximately $2.0 million. These RSUs vest over a one-year period and are being amortized on a straight-line basis to expense over the vesting period. During the nine months ended September 30, 2005, six employees were granted a total of 122,281 RSUs. In connection with these grants, we recorded approximately $1.8 million of deferred stock-based compensation, which is being amortized on a straight-line basis to expense over each awards’ vesting period which is typically one year. Also, during the nine months ended September 30, 2005, we granted a total of 236,546 shares of restricted stock subject to certain repurchase rights in connection with our acquisition of iptelorg. In connection with this grant, we recognized approximately $4.1 million of deferred stock-based compensation, which is being amortized to expense on a straight-line basis as the restrictions on the shares lapse over a period of four years. For the three and nine months ended September 30, 2005, we recognized approximately $1.1 million and $2.3 million of expense, respectively, related to the amortization of the deferred stock-based compensation for these restricted stock units and restricted stock awards. As of September 30, 2005, we had approximately $5.0 million remaining in deferred stock-based compensation relating to these awards.
      In connection with the acquisition of Taqua, we assumed unvested options (the “Taqua options”) resulting in deferred stock-based compensation of $4.2 million. For the three and nine months ended September 30, 2005, we recognized approximately $199,000 and $878,000, respectively, of compensation expense related to the amortization of deferred stock-based compensation for the Taqua options. As of September 30, 2005, we had approximately $900,000 remaining in deferred stock based compensation relating to the Taqua options.
      In May 2005, the 2005 Employee Stock Purchase Plan (the “2005 ESPP”), under which one million shares of our common stock have been authorized and reserved for issuance, was approved by our shareholders. The 2005 ESPP provides for an automatic annual increase in the number of shares authorized and reserved for issuance thereunder on each August 1 during its ten-year term. Each such increase is equal to the lesser of (a) 500,000 shares, (b) a number of shares equal to 1% of the number of outstanding shares of our common stock as of the date of the increase and (c) an amount determined by our Board of Directors. Eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock at 85% of the lower of the market price per share at (i) the beginning of the 24-month offering period or (ii) the end of each six-month purchase period within the 24-month Offering Period. The 2005 ESPP is a section 423 qualified plan under the Internal Revenue Code and is considered non-compensatory. The 2005 ESPP replaces the Employee Stock Purchase Plan that was adopted in 1996 (the “1996 ESPP”). The 1996 ESPP was terminated on July 1, 2005.

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on stock-based compensation, net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Thousands, except share data)
Stock-based compensation, net of tax:
As reported	$844	$37	$2,088	$203
Additional stock-based compensation expense determined under the fair value method	4,399	3,975	13,559	11,390

Pro forma	$5,243	$4,012	$15,647	$11,593

Net income:
As reported	$8,736	$18,737	$20,968	$24,282
Less: additional stock-based compensation expense determined under the fair value method, net of tax	(4,399)	(3,975)	(13,559)	(11,390)

Pro forma	$4,337	$14,762	$7,409	$12,892

Earnings per share-basic:
As reported	$0.13	$0.30	$0.32	$0.39
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.06)	(0.06)	(0.21)	(0.17)

Pro forma	$0.07	$0.24	$0.11	$0.22

Earnings per share-diluted:
As reported	$0.12	$0.27	$0.31	$0.36
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.06)	(0.05)	(0.20)	(0.16)

Pro forma	$0.06	$0.22	$0.11	$0.20

Weighted average number of shares outstanding:
Basic	66,113	63,172	65,811	62,554
Diluted	68,252	72,332	67,512	71,801

Note L.	Operating Segment Information
      Network Signaling Group (formerly Network Signaling). Our Network Signaling Group develops and sells our Tekelec EAGLE(R) 5 Signaling Application System, Tekelec 1000 Application Server, Tekelec 500 Signaling Edge, the Short Message Gateway, and the SIP to SS7 Gateway. During 2004, certain network signaling products, including Sentinel, were combined with the Steleus operations acquired in October 2004 to form our new Communications Software Solutions Group. The iptelorg acquisition described in Note B has been integrated into our Network Signaling Group.
      Switching Solutions Group (formerly Next-Generation Switching). Our Switching Solutions Group product portfolio is principally comprised of switching products obtained through our Santera, Taqua, and

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
VocalData acquisitions and include the Tekelec 9000 DSS, an integrated voice and data switching solution, the Tekelec 8000 WMG or Wireless Media Gateway, the Tekelec 7000 C5, and the Tekelec 6000 VoIP Application Server. Our Switching Solutions Group products are focused primarily on creating and enhancing next-generation voice switching products and services for both traditional Time Division Multiplexing (“TDM”), or TDM-based, and new Packet-based Class 4, Class 5 and wireless applications.
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
      Our operating segments and geographical information are as follows (in thousands):

Operating Segments

	Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Network Signaling Group	$88,199	$77,996	$244,087	$206,072
Switching Solutions Group	37,595	15,127	95,781	34,456
Communications Software Solutions Group	9,767	3,095	27,501	10,582
IEX Contact Center Group	12,542	10,418	34,262	30,014
Intercompany Eliminations	—	—	(1,109)	—

Total net revenues	$148,103	$106,636	$400,522	$281,124

	Income from Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Network Signaling Group	$36,472	$39,962	$106,963	$97,923
Switching Solutions Group	(8,450)	(18,867)	(34,000)	(48,609)
Communications Software Solutions Group	(3,831)	25	(9,883)	(108)
IEX Contact Center Group	5,726	4,346	12,694	11,575
General Corporate(1)	(17,766)	(12,513)	(49,893)	(47,351)

Total income from operations	$12,151	$12,953	$25,881	$13,430

(1)	General Corporate includes acquisition-related charges and amortization of $2,462 and $2,015 for the three months ended September 30, 2005 and 2004, respectively, and $7,808 and $15,988 for the nine months ended September 30, 2005 and 2004, respectively, as well as other corporate expenses not specifically allocated to operating segments or specifically used by operating segment management to evaluate segment performance.

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Enterprise-Wide Disclosures
      The following table sets forth, for the periods indicated, revenues from external customers by principal product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Network Signaling Group	$88,199	$77,996	$244,087	$206,072
Switching Solutions Group	37,595	15,127	95,781	34,456
Communications Software Solutions Group	9,767	3,095	26,392	10,582
IEX Contact Center Group	12,542	10,418	34,262	30,014

Total	$148,103	$106,636	$400,522	$281,124

      The following table sets forth, for the periods indicated, revenues from external customers by geographic territory (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

North America(1)	$90,019	$73,821	$281,725	$223,624
Europe Middle East and Africa	23,560	20,028	49,851	29,108
Caribbean and Latin America	28,111	5,900	43,105	16,340
Asia Pacific	6,413	6,887	25,841	12,052

Total	$148,103	$106,636	$400,522	$281,124

(1)	North America includes revenues in the United States of $88,095 and $71,167 for the three months ended September 30, 2005 and 2004, respectively, and $264,718 and $210,365 for the nine months ended September 30, 2005 and 2004, respectively.
      The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment, investment in privately held company and other tangible assets by geographic area (in thousands):

	September 30,	December 31,
	2005	2004

United States	$47,826	$42,187
Other	3,313	2,509

Total	$51,139	$44,696

      Sales to Alcatel accounted for 21% and 17% of our revenues for the three and nine months ended September 30, 2005, respectively, and were made by our Switching Solutions Group. For the three and nine months ended September 30, 2004, sales to this customer were less than 10%.
      For the nine months ended September 30, 2005 and 2004, sales to the combined company formed by the merger of AT&T Wireless and Cingular accounted for 15% and 17% of our revenues, respectively. For the three months ended September 30, 2004, sales to this company accounted for 19% of our revenues and were less than 10% for the three months ended September 30, 2005. Sales to this customer were made by our Network Signaling Group and the IEX Contact Center Group.
      Sales to Orange S.A. accounted for 12% of our revenues for the three months ended September 30, 2004, and resulted from sales by our Network Signaling Group.

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note M.	Earnings Per Share
      The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2005 and 2004:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(Thousands, except per share data)
For the Three Months Ended September 30, 2005:
Basic earnings per share	$8,736	66,113	$0.13
Effect of dilutive securities	—	2,709
Effect of “if-converted” method applied to Convertible Note	581	6,361

Diluted earnings per share	$9,317	75,183	$0.12

For the Three Months Ended September 30, 2004:
Basic earnings per share	$18,737	63,172	$0.30
Effect of dilutive securities	—	2,799
Effect of “if-converted” method applied to Convertible Note	581	6,361

Diluted earnings per share	$19,318	72,332	$0.27

For the Nine Months Ended September 30, 2005:
Basic earnings per share	$20,968	65,811	$0.32
Effect of dilutive securities	—	2,231
Effect of “if-converted” method applied to Convertible Note	1,743	6,361

Diluted earnings per share	$22,711	74,403	$0.31

For the Nine Months Ended September 30, 2004:
Basic earnings per share	$24,282	62,554	$0.39
Effect of dilutive securities	—	2,886
Effect of “if-converted” method applied to Convertible Note	1,743	6,361

Diluted earnings per share	$26,025	71,801	$0.36

      The computation of diluted number of shares excludes unexercised stock options and potential shares issuable upon conversion of our 2.25% senior subordinated convertible notes due 2008 that are anti-dilutive. The numbers of such shares excluded were 9.9 million and 12.0 million for the three months ended September 30, 2005 and 2004, respectively, and 12.5 million and 10.9 million for the nine months ended September 30, 2005 and 2004, respectively.

Note N.	Subsequent Events

Acquisition of Minority Interest in Santera Systems, Inc.
      On October 3, 2005, we completed the acquisition of all of the shares of capital stock of Santera owned by Santera’s minority stockholders for an aggregate cash purchase price of $75.6 million. As a result of the acquisition, Santera is a wholly owned subsidiary of Tekelec as of that date. At the closing of our purchase of

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the minority interest, the parties’ indemnification obligations as set forth in the original merger agreement terminated.
      We will account for the transaction as a step acquisition of minority interest. After eliminating from our consolidated balance sheet the minority interest in Santera of approximately $9.3 million at the date of purchase, we will allocate the remaining purchase price of approximately $66.3 million to the proportionate share of the identifiable net assets being acquired based upon an assessment of their respective fair values. Any excess of the purchase price over the assessed fair values of the acquired proportionate share of the identifiable net assets will be allocated to goodwill. The purchase accounting for this step acquisition has not been finalized as we are currently assessing the fair value of the identifiable net assets acquired.

Executive Officer Severance Agreement
      On October 26, 2005, we and Frederick M. Lax, our Chief Executive Officer and President, entered into an Employment Separation Agreement (the “Agreement”) in connection with Mr. Lax’s resignation as an executive officer and employee of Tekelec, effective January 1, 2006 (the “Termination Date”). We have agreed to pay to Mr. Lax a severance cash payment amount equal to 1.5 times the sum of $525,000 plus the aggregate amount of Mr. Lax’s bonus payments for services rendered in 2005. Although the aggregate amount of Mr. Lax’s bonus payments for 2005 is not yet determinable, we estimate that the severance payment will total approximately $1,700,000 to $1,800,000. The severance cash payment amount will be paid during 2006 in scheduled monthly installments. Mr. Lax will also be eligible to receive any additional bonuses that may become payable to him for 2005 under our bonus plans. We will also continue, at our expense and for a period of 18 months after the Termination Date, term life insurance coverage for Mr. Lax and health benefit coverage for Mr. Lax and his family members. Additionally, in connection with the Agreement, we modified the expiration date of certain stock options held by Mr. Lax. At the date of the modification these options had an exercise price in excess of the fair market value of our common stock and as a result will not result in any additional compensation expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
      Our products are organized according to our four major operating groups: the Network Signaling Group, the Switching Solutions Group, the Communications Software Solutions Group, and the IEX Contact Center Group. These operating groups were organized during the fourth quarter of 2004 principally as a result of a product rebranding initiative, a corporate reorganization and integration activities following our acquisitions of Taqua, VocalData and Steleus. First, our network signaling product line became the Network Signaling Group; second, our next-generation switching product line became the Switching Solutions Group; third, a new Communications Software Solutions Group comprised of Steleus products and certain of our business intelligence applications and other network element independent solution products that were formerly included in the network signaling product line was created; and fourth, our contact center product line was renamed the IEX Contact Center Group.
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
      Our Network Signaling Group products include the Tekelec EAGLE(R) 5 Signaling Application System, Tekelec 1000 Application Server, Tekelec 500 Signaling Edge, the Short Message Gateway, and the SIP to SS7 Gateway. During the fourth quarter of 2004, certain network signaling products, including Sentinel, were combined with the Steleus product line to become the basis of our new Communications Software Solutions Group.
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
      The Switching Solutions Group product portfolio is comprised of our Santera, Taqua, and VocalData switching solutions. Our switching products and services allow network service providers to migrate their network infrastructure from circuit-based technology to packet-based technology. Circuit-based switching is largely based upon the TDM protocol standard, in which the electronic signals carrying the voice message traverse the network following a dedicated path, or circuit, from one user to the other. Packet-based switching, in contrast, breaks down the voice message into packets. These packets then individually traverse the network, often taking separate paths, and are then reassembled on the other side of the network prior to delivery to the recipient. Packet-based switching may utilize one of many protocols, the most common of which are Asynchronous Transfer Mode (“ATM”) and Internet Protocol (“IP”). Voice transported using the IP protocol is often referred to as Voice over IP ( “VoIP”).

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
      Our Switching Solutions Group products include the Tekelec 9000 DSS, an integrated voice and data switching solution, the Tekelec 8000 WMG or Wireless Media Gateway, the Tekelec 7000 C5, and the Tekelec 6000 VoIP Application Server. Our Switching Solutions Group products support the portion of a network that carries and routes the actual voice or data comprising a “call.”
      Communications Software Solutions Group. Our Communications Software Solutions Group’s products and services provide call monitoring and intelligent network services such as calling name, outbound call management, inbound call management and a service creation environment. These products enable intelligent network services such as revenue assurance, monitoring, network optimization, quality of service and marketing intelligence applications. The Communications Software Solutions Group includes Steleus products as well as certain business intelligence applications and other products that were formerly included in the Network Signaling Group product line.
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
      Our revenues are currently organized into four distinct geographical territories: North America, EMEA, CALA and Asia Pacific. North America comprises the United States and Canada. EMEA comprises Europe, the Middle East and Africa. CALA comprises the Caribbean and Latin America including Mexico. Asia Pacific comprises Asia and the Pacific region, including India and China.

Results of Operations
      The following table sets forth, for the periods indicated, the percentages that certain income statement items bear to total revenues:

	Percentage of Revenues

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	33.2	24.1	30.1	24.5
Amortization of purchased technology	1.3	1.4	1.4	2.5

Gross profit	65.5	74.5	68.5	73.0

Research and development	21.1	23.9	23.0	25.0
Selling, general and administrative	33.8	35.3	37.0	38.4
Acquired in-process research and development	0.8	2.2	0.3	3.7
Restructuring and other	1.1	0.2	1.1	0.5
Amortization of intangible assets	0.5	0.7	0.6	0.6

Total operating expenses	57.3	62.3	62.0	68.2

Income from operations	8.2	12.2	6.5	4.8
Other income (expense), net	0.4	11.3	(0.2)	4.3

Income from operations before provision for income taxes	8.6	23.5	6.3	9.1
Provision for income taxes	4.1	13.0	3.9	9.6

Income (loss) before minority interest	4.5	10.5	2.4	(0.5)
Minority interest	1.4	7.1	2.8	9.1

Net income	5.9%	17.6%	5.2%	8.6%

      The following table sets forth, for the periods indicated, the revenues by segment as a percentage of total revenues:

	Percentage of Revenues

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Network Signaling Group	60%	73%	61%	73%
Switching Solutions Group	25	14	24	12
Communications Software Solutions Group	7	3	7	4
IEX Contact Center Group	8	10	8	11
Intercompany eliminations	—	—	—	—

Total	100%	100%	100%	100%

      The following table sets forth for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

	Percentage of Revenues

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

North America	61%	69%	70%	80%
Europe Middle East and Africa	16	19	13	10
Caribbean and Latin America	19	6	11	6
Asia Pacific	4	6	6	4

Total	100%	100%	100%	100%

Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004
      Revenues. Our revenues increased by $41.5 million, or 39%, during the third quarter of 2005, as compared to the third quarter of 2004, due primarily to higher sales in the Switching Solutions and Network Signaling groups.
      Revenues from our Switching Solutions Group increased $22.5 million, or 149%, primarily as a result of an increase in sales of our wireless media gateway products of $20.9 million, and an increase of $1.6 million in sales of products and services obtained from our acquisitions of Taqua and VocalData.
      Revenues from our Network Signaling Group increased by $10.2 million, or 13%, due primarily to a $17.2 million increase in sales of Eagle STP extension sales offset by a decrease of approximately $7.0 million in sales of Eagle STP initial systems.
      Revenues from our Communications Software Solutions Group increased by $6.7 million, or 216%, due primarily to the addition of $4.5 million in revenues from products and services obtained from our acquisition of Steleus, and an increase of $2.2 million in revenues from sales of our Sentinel product line and applications.
      Revenues from our IEX Contact Center Group increased by $2.1 million, or 20%, as a result of increased sales of TotalView products.
      Revenues in North America increased by $16.2 million, or 22%, due to a $20.9 million increase in sales of Switching Solutions Group products, partially offset by a decrease in sales of Eagle STP products of $5.5 million. Revenues in the EMEA region increased by $3.5 million, or 18%, due to an increase in revenues of $4.8 million from our Communications Software Solutions Group, and an increase in revenues of $1.3 million from our IEX Contact Center Group, partially offset by a decrease in revenues of $2.8 million from our Network Signaling Group. Revenues in the CALA region increased by $22.2 million, or 376%, due primarily to an increase in Eagle STP product sales of $20.9 million in this region. Revenues in the Asia Pacific region decreased $0.5 million, or 7%, due primarily to a decrease of $2.5 million in Eagle STP product sales partially offset by an increase in sales from our Switching Solutions Group of $1.5 million. The percentages of revenues from outside the United States for the three months ended September 30, 2005 and 2004 were 41% and 33%, respectively.
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
      We believe that our future revenue growth depends in large part upon a number of factors affecting the demand for our signaling and switching products. For our signaling products, domestically, we derive the majority of our signaling revenue from wireless operators, as wireless networks generate significantly more signaling traffic than wireline networks and, as a result, require significantly more signaling infrastructure. Factors that increase the amount of signaling traffic generated on a wireless network, which we believe result in increased demand for our signaling products include the growth in the number of subscribers, the number of calls made per subscriber, roaming, and the use of advanced features, such as text messaging. Internationally, in addition to the factors affecting our domestic sales growth described above, Eagle signaling product revenue growth depends primarily on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor, and our ongoing ability to meet the signaling requirements of the newly acquired customers. For our switching products, future revenue growth, both domestically and internationally, depends on the increasing adoption and deployment of packet-switching technology. As a result of the expansion of our product portfolio and our strategy of providing our customers with integrated products and services, the timing and the way that we recognize revenues may be impacted in the future. In the event that we sell integrated products and services that we cannot separate into multiple elements due to the inability to establish vendor-specific objective evidence, we will not be able to recognize revenue until all of the products and services are completely delivered.
      Gross Profit. Gross profit increased to $97.0 million from $79.5 million but decreased as a percentage of revenues to 65.5% in the third quarter of 2005 compared to 74.5% in the third quarter of 2004. While revenues in all of our product lines increased during 2005, the decline in our gross profit as a percentage of revenues is due primarily to revenues from our lower margin Switching Solutions Group’s products growing at a higher rate than revenues from our higher margin Network Signaling and other products. To the extent that future revenues from sales of our Switching Solutions Group’s products continue to increase as a percentage of our total revenues, our gross profit as a percentage of revenues may continue to decline. In addition, our gross margin declined during the third quarter of 2005 due to a growing percentage of our Network Signaling Group’s revenues coming from sales of “initial” systems in international markets, which sales typically carry lower margins. Further, as we enter new markets, particularly international markets, our gross margins as a percentage of revenues may continue to decrease from time to time as the result of our decision to develop new sales channels and customer relationships in these markets.
      Research and Development. Research and development expenses increased overall by $5.8 million, or 22.8%, and decreased as a percentage of revenues to 21.1% for the three months ended September 30, 2005 from 23.9% for the three months ended September 30, 2004. The dollar increase in 2005 was due primarily to an increase of $3.5 million in compensation and related expenses attributable to additional personnel employed by Tekelec following our acquisitions of Steleus and VocalData in 2004, and secondarily to an increase of $1.6 million in consulting costs incurred on certain research and development projects. We were able to decrease research and development expenses as a percentage of revenue due primarily to our cost control initiatives.
      We intend to continue to make substantial investments in product and technology development and believe that our future success depends in large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $12.5 million, or 33.1%, but decreased as a percentage of revenues to 33.8% for the three months ended September 30, 2005 from 35.3% for the three months ended September 30, 2004. The increase is primarily due to a $6.9 million increase in compensation and related expenses attributable primarily to additional personnel employed by Tekelec following our acquisitions of Steleus and VocalData in 2004. In addition, the dollar increase is attributable to a $1.1 million increase in travel expenses incurred as a result of our additional personnel, an increase in audit and Sarbanes-Oxley compliance fees of $0.5 million for the period and an increase in facilities expenses of $1.8 million resulting primarily from (i) the addition of our Steleus and VocalData facilities in 2004 and (ii) expenses related to the lease of additional space in our Plano, Texas facility beginning in December 2004. Selling, general and administrative expenses declined as a percentage of revenues due primarily to our cost control initiatives.

      Acquired In-Process Research and Development. Acquired in-process research and development expense of $1.2 million for the three months period ended September 30, 2005 represents the write-off of acquired in-process research and development related to our iptelorg acquisition. Acquired in-process research and development expense of $2.4 million for the three months ended September 30, 2004 represents the write-off of acquired in-process research and development related to our VocalData acquisition. See Note B — Acquisitions to the accompanying unaudited condensed consolidated financial statements.
      Restructuring and Other Charges. In April 2005, we decided to relocate our corporate offices from Calabasas, California to our facilities in Morrisville, North Carolina. We believe the relocation provides us with a significant opportunity to improve our operations by fully integrating our finance, accounting, corporate and information technology functions into the business units they support. In addition, we decided to move our Taqua facility in Hyannis, Massachusetts to our Plano, Texas facilities during 2005. The relocation of our corporate headquarters and consolidation of our Taqua facility resulted in restructuring charges of $1.6 million in the three months ended September 30, 2005 (See Note D — Restructuring and Other Costs to the accompanying unaudited condensed consolidated financial statements). We expect these restructuring efforts to reduce our annual expenses from what they otherwise would have been by up to $2.0 million, primarily related to reduced facility and personnel costs.
      In January 2004, we announced a cost reduction initiative that resulted in restructuring charges of $275,000 for the three months ended September 30, 2004. These charges relate to our implementation of a global strategic manufacturing plan which includes outsourcing substantially all of our manufacturing operations and relocating our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina (See Note D — Restructuring and Other Costs to the accompanying unaudited condensed consolidated financial statements).
      Amortization of Intangible Assets. Amortization of intangible assets was $701,000 for the three months ended September 30, 2005, compared to $763,000 for the three months ended September 30, 2004, and decreased slightly as a percentage of revenues from 0.7% for the three months ended September 30, 2004 to 0.5% for the three months ended September 30, 2005. Amortization for the three months ended September 30, 2005 and 2004 includes the amortization of intangible assets acquired as a result of the acquisitions of VocalData and Taqua during 2004. Amortization for the three months ended September 30, 2005 also includes the amortization of intangible assets acquired as a result of the acquisition of iptelorg during the third quarter of 2005.
      Other Income, net. Interest expense decreased by $50,000, or 4.7%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004 due to the February 2005 repayment of Santera’s notes payable that bore interest at 10%. Interest income increased $696,000, or 65.0%, due primarily to higher average short-term and long-term investment balances during the third quarter of 2005 compared to 2004, along with an increase in interest rates.
      In September 2004, we sold our investment in Catapult shares and recorded a gain on sale of approximately $2.2 million. In August 2004 following the acquisition of Telica by Lucent, we received freely tradable common stock of Lucent in exchange for our investment in Telica. In September 2004, we sold 90% of these shares for proceeds of approximately $17.9 million, resulting in a gain of $9.9 million.
      Income Taxes. As part of the process of preparing our unaudited condensed consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pretax income can impact our effective tax rate or income taxes as a percentage of pretax income. This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimate of future taxable income in each jurisdiction, a valuation allowance is established. Tax liabilities can involve complex issues and may require an extended period to resolve. While we have considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing our valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to income an adjustment to the valuation allowance in the period such determination was made.
      The income tax provisions for the three months ended September 30, 2005 and 2004 were $6.0 million and $13.9 million, respectively, and reflected the effect of non-deductible acquisition-related costs such as acquired in-process research and development and non-deductible losses of Santera. Our provision for income taxes does not include any benefit from the losses generated by Santera because its losses cannot be included on our consolidated federal tax return inasmuch as our majority ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations. A full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Excluding the effect of acquisition-related items and Santera’s operating results, an effective tax rate of 35% was applied to income from operations for the three months ended September 30, 2005 and 2004.
      Minority Interest. Minority interest represents the losses of Santera allocable to the minority shareholders. See Note C — Minority Interest in Santera to the accompanying unaudited condensed consolidated financial statements.

Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004
      Revenues. Our revenues increased by $119.4 million, or 42%, during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, due primarily to higher sales in our Switching Solutions and Network Signaling groups.
      Revenues from our Switching Solutions Group increased $61.3 million, or 178%, primarily as a result of an increase in sales of our wireless media gateway products of $52.3 million and an increase in revenues of $9.0 million related to the sales of products and services obtained from our acquisitions of Taqua and VocalData.
      Revenues from our Network Signaling Group increased by $38.0 million, or 18%, due primarily to a $23.6 million increase in sales of Eagle STP initial systems and a $29.4 million increase in Eagle STP extension sales, partially offset by a decrease of $16.2 million in sales of our number portability solutions.
      Revenues from our Communications Software Solutions Group increased by $15.8 million, or 149%, due primarily to the addition of revenues from sales of products and services obtained from our acquisition of Steleus.
      Revenues from our IEX Contact Center Group increased by $4.2 million, or 14%, as a result of increased sales of TotalView products.
      Revenues in North America increased by $58.1 million, or 26%, due primarily to a $45.1 million increase in sales of Switching Solutions Group products. Revenues in North America were also higher due to increased sales of Eagle STP network signaling products of $9.7 million and an increase in sales from our Communications Software Solutions Group of $3.0 million. Revenues in the EMEA region increased by $20.7 million, or 71%, due primarily to an increase in Eagle STP product sales of $4.4 million, an increase in revenues of $2.3 million from our Switching Solutions Group and an increase in product sales of $10.5 million from our Communications Software Solutions Group. Revenues in the CALA region increased by $26.8 million, or 164%, due primarily to an increase in Eagle STP product sales of $22.9 million in this region. Revenues in the Asia Pacific region increased $13.8 million, or 114%, due primarily to the addition of $13.9 million in sales of our Switching Solutions Group products. The percentage of revenues from outside the United States for the nine months ended September 30, 2005 and 2004 were 34% and 25%, respectively.
      Gross Profit. Gross profit increased to $274.3 million from $205.1 million but decreased as a percentage of revenues to 68.5% for the nine months ended September 30, 2005 from 73.0% for the nine months ended September 30, 2004. While revenues in all of our product lines increased during 2005, the decline in our gross profit as a percentage of revenues is due primarily to revenues from our lower margin Switching Solutions Group’s products growing at a higher rate than revenues from our higher margin Network Signaling and other products. To the extent that future revenues from sales of our Switching Solutions Group’s products continue to increase as a percentage of our total revenues, our gross profit as a percentage of revenues may continue to decline. In addition, our gross margin declined during the third quarter of 2005 due to a growing percentage of our Network Signaling Group’s revenues coming from sales of “initial” systems in international markets, which sales typically carry lower margins. Further, as we enter new markets, particularly international markets, our gross margins as a percentage of revenues may continue to decrease from time to time as the result of our decision to develop new sales channels and customer relationships in these markets.
      Research and Development. Research and development expenses increased by $22.0 million, or 31.3%, and decreased as a percentage of revenues to 23.0% for the nine months ended September 30, 2005 from 25.0% for the nine months ended September 30, 2004. The dollar increase in 2005 was due primarily to an increase of $12.1 million in compensation and related expenses attributable to additional personnel employed by Tekelec following our acquisitions of Taqua, Steleus and VocalData in 2004, an increase of $5.7 million in consulting costs incurred on certain research and development projects and a $2.2 million increase in facilities costs related to the acquisitions of Steleus and VocalData. We were able to decrease research and development expenses as a percentage of revenue primarily to our cost control initiatives.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $40.4 million, or 37.3%, and decreased as a percentage of revenues to 37.0% for the nine months ended September 30, 2005 from 38.4% for the nine months ended September 30, 2004. The increase is primarily due to a $23.1 million increase in compensation and related expenses attributable primarily to additional personnel employed by Tekelec following our acquisitions of Taqua, Steleus and VocalData in 2004. In addition, the increase is also attributable to a $4.3 million increase in travel expenses incurred as a result of our additional personnel, an increase in audit and Sarbanes-Oxley compliance fees for the period of $1.8 million and an increase in facilities expenses of $4.4 million resulting primarily from (i) the addition of our Steleus and VocalData facilities in 2004 and (ii) expenses related to the lease of additional space in our Plano, Texas facility beginning in December 2004.
      Acquired In-Process Research and Development. Acquired in-process research and development expense of $1.2 million in the nine months ended September 30, 2005 represents the write-off of acquired in-process research and development related to our iptelorg acquisition. Acquired in-process research and development expense of $10.4 million in the nine months ended September 30, 2004 represents the write-off of acquired in-process research and development related to our acquisitions of Taqua and VocalData. See Note B — Acquisitions to the accompanying unaudited condensed consolidated financial statements.
      Restructuring and Other Charges. In April 2005, we decided to relocate our corporate offices from Calabasas, California to our facilities in Morrisville, North Carolina. We believe the relocation provides us with a significant opportunity to improve our operations by fully integrating our finance, accounting, corporate and information technology functions into the business units they support. In addition, we decided to move our Taqua facility in Hyannis, Massachusetts to our Plano, Texas facilities during 2005. The relocation of our corporate headquarters and consolidation of our Taqua facility resulted in restructuring charges of $4.2 million in the nine months ended September 30, 2005, including a one-time charge of $150,000 related to the termination of our lease in Hyannis (See Note D — Restructuring and Other Costs to the accompanying unaudited condensed consolidated financial statements). We expect these restructuring efforts to reduce our annual expenses from what they otherwise would have been by up to $2.0 million, primarily related to reduced facility and personnel costs.
      In January 2004, we announced a cost reduction initiative that resulted in restructuring charges of $100,000 for the nine months ended September 30, 2005 compared to $1.3 million for the nine months ended September 30, 2004. These charges relate to our implementation of a global strategic manufacturing plan which includes outsourcing substantially all of our manufacturing operations and relocating our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina (See Note D — Restructuring and Other Costs to the accompanying unaudited condensed consolidated financial statements).

      Amortization of Intangible Assets. Amortization of intangible assets was $2.3 million for the nine months ended September 30, 2005, compared to $1.7 million for the nine months ended September 30, 2004, and as a percentage of revenues was 0.6% for both the nine months ended September 30, 2005 and 2004. The dollar increase of $578,000 for the nine months ended September 30, 2005, is due to a full nine months of amortization of intangible assets relating to the acquisitions in 2004 of Taqua, VocalData, and Steleus, as well as the amortization of intangible assets acquired as a result of the acquisition of iptelorg during the third quarter of 2005.
      Other Income (Expense). Interest expense decreased by $334,000, or 10.2%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004 due to the February 2005 repayment of Santera’s notes payable that bore interest at 10%. Interest income increased $1.1 million, or 29.1%, due to higher average short-term and long-term investment balances during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, along with an increase in interest rates.
      Loss on sale of investments was approximately $1.4 million for the nine months ended September 30, 2005, consisting primarily of losses related to the sale of shares of Alcatel in the first quarter of 2005.
      In September 2004, we sold our investment in Catapult shares and recorded a gain on sale of approximately $2.2 million. In August 2004 following the acquisition of Telica by Lucent, we received freely tradable common stock of Lucent in exchange for our investment in Telica. In September 2004, we sold 90% of these shares for proceeds of approximately $17.9 million, resulting in a gain of $9.9 million.
      Income Taxes. As part of the process of preparing our unaudited condensed consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pretax income can impact our effective tax rate or income taxes as a percentage of pretax income. This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimate of future taxable income in each jurisdiction, a valuation allowance is established. Tax liabilities can involve complex issues and may require an extended period to resolve. While we have considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing our valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to income an adjustment to the valuation allowance in the period such determination was made.
      The income tax provisions for the nine months ended September 30, 2005 and 2004 were $15.7 million and $27.1 million, respectively, and reflected the effect of non-deductible acquisition-related costs such as acquired in-process research and development costs and non-deductible losses of Santera. Our provision for income taxes does not include any benefit from the losses generated by Santera because its losses cannot be included on our consolidated federal tax return inasmuch as our majority ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations. A full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Excluding the effect of acquisition-related items and Santera’s operating results, an effective tax rate of 35% was applied to income from operations for the nine months ended September 30, 2005 and 2004.
      Minority Interest. Minority interest represents the losses of Santera allocable to the minority shareholders. See Note C — Minority Interest in Santera to the accompanying unaudited condensed consolidated financial statements.
Liquidity and Capital Resources
      During the nine months ended September 30, 2005, cash, cash equivalents and investments increased by $15.6 million to $292.6 million as of September 30, 2005, primarily due to cash flows from operations of

$45.4 million and proceeds from the issuance of common stock of $9.6 million, partially offset by (i) investments in additional fixed assets and technology of $25.8 million, (ii) the purchase of iptelorg for $6.9 million, and (iii) repayments of debt of $1.4 million.
      Cash flows from operating activities, net of the effects of exchange rate changes on cash, increased $32.0 million during the first nine months of 2005 compared to the first nine months of 2004. Net cash flows from operating activities for the nine months ended September 30, 2005 were provided primarily by net income adjusted for non-cash expenses such as depreciation, amortization and minority interest and net cash inflows from working capital adjustments related primarily to changes in accounts receivable, deferred revenue and inventories. Accounts receivable decreased $14.9 million for the nine months ended September 30, 2005, compared to an increase of $26.8 million for the nine months ended September 30, 2004, due primarily to higher collections during the first nine months of 2005. Deferred revenues increased $13.5 million in the nine months ended September 30, 2005 due to an increase in transactions pending completion of acceptance or delivery requirements. Inventories increased by $19.5 million during the nine months ended September 30, 2005 in order to meet anticipated shipments of our products in the fourth quarter of 2005.
      Net cash provided by investing activities was $536,000 for the nine months ended September 30, 2005, and included (i) net purchases of short and long-term investments of $32.4 million, (ii) net capital expenditures of $21.8 million, (iii) an investment of $4.0 million for a prepaid technology license to be used principally for research and development and in manufacturing operations and (iv) our acquisition of iptelorg for $6.9 million.
      Cash flows from financing activities increased $448,000 for the first nine months of 2005 compared to the first nine months of 2004 due primarily to lower principal payments on notes payable offset by lower amounts of proceeds from the issuance of common stock.
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
      We have a number of credit facilities with various financial institutions. As of September 30, 2005, we had a $30.0 million credit facility collateralized by a pledged account where our investments are held by an intermediary financial institution. This credit facility bears interest at, or in some cases below, the lender’s prime rate (6.75% at September 30, 2005), and expires on December 15, 2005, if not renewed. In the event that we borrow against this facility, we are required to maintain collateral in the amount of the borrowing in the pledged account. As of September 30, 2005, we maintained $7.1 million in this collateral account, reported as long-term investments on the consolidated balance sheet. There have been no borrowings under this facility, however, in the normal course of business, we issue letters of credit under this facility. As of September 30, 2005, we had one letter of credit for approximately $187,000 outstanding. This letter of credit expires in March 2006. The commitment fees paid on the unused line of credit were not significant for the three and nine months ended September 30, 2005. Under the terms of this credit facility, we are required to maintain certain financial covenants. We were in compliance with these covenant requirements as of September 30, 2005.
      As of September 30, 2005, Santera had one note payable for $1.9 million that is collateralized by assets purchased under the note and substantially all of Santera’s other assets, bears interest at 6.36%, and matures in November 2005. Under the terms of this note, we are required to maintain certain financial covenants, including a covenant that Santera provide audited financial statements within 120 days of year end. We were in compliance with these covenant requirements as of September 30, 2005.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”). In March 2005,

the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. In April 2005, the SEC delayed the implementation of SFAS 123R for public companies until the first annual period beginning after June 15, 2005. We expect to adopt SFAS 123R on January 1, 2006. We are currently in the process of reviewing SFAS 123R, but have not yet determined the fair value model or transition method we will use upon its adoption. However, because we have historically granted a significant number of stock options, the adoption of SFAS 123R is expected to have a material impact on our consolidated results of operations and earnings per share.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in an accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 will have a material impact on our financial position, results of operations or cash flows for the current or any prior periods.
      In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 will have a material impact on our financial position, results of operations or cash flows.
      In November 2004, the FASB issued SFAS No, 151 “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 will have a material impact on our financial position, results of operations or cash flows.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
      The statements that are not historical facts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to and involve certain risks and uncertainties. There can be no assurance that our actual future performance will meet our expectations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 and other filings with the SEC, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from our current expectations include, among others:

•	overall telecommunications spending,

•	changes in general economic conditions,

•	unexpected changes in economic, social, or political conditions in the countries in which we operate,

•	the timing of significant orders and shipments,

•	the lengthy sales cycle for our products,

•	the timing of revenue recognition of multiple elements in an arrangement sold as part of a bundled solution,

•	the timing of the convergence of voice and data networks,

•	the success or failure of strategic alliances or acquisitions including the success or failure of the integration of Santera, Taqua, Steleus, VocalData and iptelorg’s operations with those of the Company,

•	litigation or regulatory matters such as the pending litigation described in Tekelec’s SEC reports and the costs and expenses associated therewith,

•	the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks,

•	the capital spending patterns of customers,

•	the dependence on wireless customers for a significant percentage and growth of our revenues,

•	the dependence on a small number of customers for a significant percentage of our revenues,

•	the timely development and introduction of new products and services,

•	the product mix and the geographic mix of our revenues and the associated impact on gross margins and operating expenses,

•	market acceptance of new products and technologies,

•	carrier deployment of intelligent network services,

•	the ability of our customers to obtain financing,

•	the level and timing of research and development expenditures, and sales, marketing, and compensation expenses,

•	regulatory changes,

•	the expansion of our sales, marketing and support organizations, both domestically and internationally, and

•	other risks described in this Quarterly Report, our Annual Report on Form 10-K for 2004 and in certain of our other Securities and Exchange Commission filings.
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
      There have been no material changes in our market risks during the nine-month period ended September 30, 2005.
      We conduct business in a number of foreign countries, with certain transactions denominated in local currencies. When we have entered into contracts that are denominated in foreign currencies, in certain instances we have obtained foreign currency forward contracts, principally denominated in Euros, to offset the impact of currency rates on accounts receivable. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings.
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

(b)	Changes in Internal Controls over Financial Reporting
      There has not been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      The Company is a party to various legal proceedings that are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Annual Report”). The following information supplements the information concerning the Company’s legal proceedings disclosed in the Annual Report and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005:
Bouygues Telecom, S.A. vs. Tekelec
      On February 24, 2005, Bouygues Telecom, S.A., a French telecommunications operator, filed a complaint against Tekelec in the United States District Court for the Central District of California seeking damages for economic losses caused by a service interruption Bouygues Telecom experienced in its cellular telephone network in November 2004. The amount of damages sought by Bouygues Telecom is $81 million plus unspecified punitive damages and attorneys’ fees. In its complaint, Bouygues Telecom alleged that the service interruption was caused by the malfunctioning of certain virtual home location register (HLR) servers (i.e., servers storing information about subscribers to a mobile network) provided by Tekelec to Bouygues Telecom.
      Bouygues Telecom alleged the following causes of action: strict products liability, negligence, breach of express warranty, negligent interference with contract, interference with economic advantage, intentional misrepresentation, negligent misrepresentation, fraudulent concealment, breach of fiduciary duty, equitable indemnity, fraud in the inducement of contract, and unfair competition under California Business & Professions Code section 17200.
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
      On July 6, 2005, Tekelec filed a motion for an extension of time to file a revised motion to dismiss in North Carolina. The District Court granted that motion in an order dated July 19, 2005, and Tekelec filed a revised motion to dismiss the claims of Bouygues Telecom for strict products liability, negligence, breach of fiduciary duty, unfair competition, equitable indemnity, interference with prospective economic advantage, and interference with contract. On July 26, 2005, Bouygues Telecom filed a motion to “rescind” the Court’s July 19 order and to strike Tekelec’s revised motion to dismiss. Tekelec opposed Bouygues’ motion, and on September 6, 2005, the Court entered an order finding that Tekelec’s revised motion to dismiss was proper, and setting a deadline of October 17, 2005 for Bouygues to respond to the revised motion to dismiss or file an amended complaint. Bouygues subsequently obtained a four-day extension of time to file either an opposition to the revised motion to dismiss or an amended complaint.
      On October 21, 2005, Bouygues Telecom filed (i) a motion to substitute counsel and (ii) an amended complaint. The motion to substitute counsel requests permission for Preston Gates & Ellis LLP to withdraw, and Proskauer Rose LLP to be substituted as counsel. The amended complaint alleges claims for strict products liability, negligence, breach of express warranty, negligent interference with contract, negligent interference with economic advantage, intentional misrepresentation, negligent misrepresentation, fraud based on concealment, breach of fiduciary duty, equitable indemnity, unfair competition under California Business and Professions Code section 17200, unfair and deceptive trade practices, breach of contract, alter ego liability, promissory estoppel, and a direct claim under French law. The amended complaint is based on similar facts as the original complaint and seeks $80 million in compensatory damages plus unspecified punitive damages and attorneys’ fees.
      Tekelec is presently analyzing the amended complaint, and has requested an extension of time up to, and including, December 15, 2005, to file a response or a motion to dismiss the amended complaint.

      Although Tekelec is still evaluating the claims asserted by Bouygues Telecom, Tekelec intends to defend vigorously against the action and believes Bouygues Telecom’s claims could not support the damage figures alleged in the amended complaint. At this stage of the litigation, management cannot assess the likely outcome of this matter; however, it is possible that an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Lemelson Medical, Education and Research Foundation, Limited Partnership vs. Tekelec
      In March 2002, the Lemelson Medical, Education & Research Foundation, Limited Partnership (“Lemelson”) filed a complaint against 30 defendants, including Tekelec, in the United States District Court for the District of Arizona. The complaint alleges that all defendants make, offer for sale, sell, import, or have imported products that infringe 18 patents assigned to Lemelson, and the complaint also alleges that the defendants use processes that infringe the same patents. The patents at issue relate to computer image analysis technology and automatic identification technology.
      Lemelson has not identified the specific Tekelec products or processes that allegedly infringe the patents at issue. Several Arizona lawsuits, including the lawsuit in which Tekelec is a named defendant, involve the same patents and have been stayed pending a non-appealable resolution of a lawsuit involving the same patents in the United States District Court for the District of Nevada. On January 23, 2004, the Court in the District of Nevada case issued an Order finding that certain Lemelson patents covering bar code technology and machine vision technology were: (1) unenforceable under the doctrine of prosecution laches; (2) not infringed by any of the accused products sold by any of the eight accused infringers; and (3) invalid for lack of written description and enablement. In September 2004, Lemelson filed its appeal brief with the Court of Appeals for the Federal Circuit (“CAFC”) for the related Nevada litigation, and in December 2004, the defendants in the related Nevada litigation filed their reply brief. In June 2005, the CAFC held an oral argument for the appeal. On September 9, 2005, the CAFC affirmed the United States District Court for the District of Nevada. Although Lemelson has not yet filed an appeal with the United States Supreme Court, the Company is still waiting to see if Lemelson will do so by December 2005. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.
IEX Corporation vs. Blue Pumpkin Software, Inc.
      In January 2001, IEX Corporation, a wholly owned subsidiary of Tekelec (“IEX”), filed suit against Blue Pumpkin Software, Inc. (“Blue Pumpkin”), in the United States District Court for the Eastern District of Texas, Sherman Division. IEX asserted that Blue Pumpkin’s Director and Director Enterprise products infringe United States Patent No. 6,044,355 held by IEX. In the suit, IEX seeks damages and an injunction prohibiting Blue Pumpkin’s further infringement of the patent. In February 2001, Blue Pumpkin responded to IEX’s suit denying that Blue Pumpkin infringes IEX’s patent and asserting that such patent is invalid.
      A Markman hearing took place in March 2002, to construe the claims of the ‘355 patent. The Court revisited Markman related issues in February, 2003. Both parties have conducted extensive discovery. In 2003, Blue Pumpkin filed a motion for summary judgment based on its position that it did not infringe the ‘355 patent. In July, 2003, a magistrate judge recommended that the Court enter summary judgment in favor of Blue Pumpkin. The District Court entered the summary judgment, and IEX appealed that decision to the Court of Appeals for the Federal Circuit (“CFAC”). The CFAC vacated the summary judgment and remanded the case to the District Court for further consideration. Blue Pumpkin filed another motion for summary judgment of noninfringement in October 2005. This motion is not yet fully briefed. Trial is set for January 2006. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.
      In October 2005, Blue Pumpkin Software LLC (“Blue Pumpkin LLC”) filed a lawsuit against IEX Corporation (“IEX”), in the United States District Court for the Northern District of Georgia, Atlanta Division. Blue Pumpkin LLC asserts that IEX’s software products infringe United States Patent No. 6,952,732 held by Blue Pumpkin LLC. Blue Pumpkin LLC seeks damages and an injunction prohibiting

IEX’s further alleged infringement of the patent. IEX has not filed a response to this lawsuit, and discovery has yet to commence. Tekelec currently believes that the ultimate outcome of the lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      In July 2005, we agreed to issue an aggregate of 236,546 unregistered shares of Tekelec common stock to three former shareholders of iptelorg GmbH (“iptelorg”) in connection with the July 2005 acquisition of all of the outstanding capital stock of iptelorg. Based on the closing sales price of our common stock as reported on the Nasdaq National Market on the date of the acquisition, the aggregate value of the shares was approximately $4.1 million.
      The shares were issued in a private offshore offering in reliance on an exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated under the Securities Act. The shares were offered and sold to non-U.S. persons with no general solicitation or advertising and with no directed selling efforts made inside of the United States. Each acquiror represented to the Company that the shares were being acquired for investment and not with a view to or for sale in connection with any distribution thereof. Each acquiror agreed to resell the acquired shares only (i) outside of the United States in accordance with the provisions of Regulation S, (ii) pursuant to a registration under the Securities Act or (iii) pursuant to an available exemption from registration under the Securities Act.

Item 5.	Other Information.
      Because this Quarterly Report on Form 10-Q is being filed within four business days after the applicable triggering event, the below disclosure is being made under Part II, Item 5 of this Quarterly Report on Form 10-Q instead of under Item 1.01 (Entry into a Material Definitive Agreement) of Form 8-K.
      On November 3, 2005, the Board of Directors of the Company approved and ratified the Company’s 2005 Executive Officer Bonus Plan (the “Bonus Plan”). Under the terms of the Bonus Plan, each executive officer of the Company is eligible to receive quarterly cash bonuses equal to a percentage (up to a maximum ranging from 8% to 20% for the 2005 first quarter and up to a maximum ranging from 12% to 30% for the 2005 fourth quarter, depending on the officer’s title) of his or her annual base salary if the Company achieves certain pre-established quarterly financial performance goals. Such quarterly bonuses are payable to an executive officer, in accordance with the formulas set forth in the Bonus Plan, to the extent that the Company meets or exceeds quarterly operating income goals that have been approved by the Board of Directors for the business units of the Company assigned to the officer for purposes of the Bonus Plan. Under the terms of the Bonus Plan, each executive officer of the Company (unless otherwise specified in the Bonus Plan) is also eligible to receive an annual bonus equal to a percentage (up to a maximum ranging from 10% to 25% depending on the officer’s title) of his or her annual base salary based on the extent to which the officer achieves individual, business and/or strategic objectives for 2005 that are approved by the Company’s Chief Executive Officer (or, in the case of the Company’s Chief Executive Officer, by the Company’s Board of Directors). In addition, the Board has the discretion to award discretionary bonuses under the Bonus Plan.
      The foregoing description of the Bonus Plan is qualified in its entirety by reference to the copy of the Bonus Plan which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amendment No. 4 dated August 1, 2005 to Tekelec 2004 Equity Incentive Plan for New Employees(1)

10.2	Amendment dated as of August 3, 2005 to Agreement and Plan of Merger dated as of April 30, 2003, by and among the Registrant, Santera Systems Inc. (“Santera”), certain stockholders of Santera, and Austin Ventures VI, L.P., as Representative(2)

Exhibit No.	Description

10.3	Amendment dated as of August 3, 2005 to Stockholders’ Agreement of Santera Systems Inc. dated as of April 30, 2003, by and among the Registrant, Santera, certain stockholders of Santera and Austin Ventures VI, L.P., as Representative(2)

10.4	Amendment dated as of August 3, 2005 to Escrow Agreement dated as of April 30, 2003, by and among the Registrant, Santera, certain stockholders of Santera, Austin Ventures VI, L.P., as Representative, and J.P. Morgan Trust Company, National Association(2)

10.5	Tekelec 2005 Executive Officer Bonus Plan(3)

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

32.1	Certifications of Chief Executive Officer and Chief financial Officer of Tekelec pursuant to Rule 13a-14(b) under the Exchange Act and U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated August 1, 2005, as filed with the Commission on August 3, 2005.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) as filed with the Commission on August 8, 2005.

(3)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC

/s/ FREDERICK M. LAX

Frederick M. Lax
President and Chief Executive Officer

/s/ WILLIAM H. EVERETT

William H. Everett
Senior Vice President and Chief Financial Officer

/s/ GREGORY S. RUSH

Gregory S. Rush
Vice President and Corporate Controller
November 8, 2005

EXHIBIT INDEX

Exhibit No.	Description

10.5	Tekelec 2005 Executive Officer Bonus Plan

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief financial Officer of Tekelec pursuant to Rule 13a-14(b) under the Exchange Act and U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002