Form 10-K
period 2005-12-31
TEKELEC
filed 2006-05-30
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15135

TEKELEC
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2746131 (I.R.S. Employer Identification No.)

5200 Paramount Parkway
Morrisville, North Carolina 27560
(Address and zip code of principal executive offices)

(919) 460-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2005, based upon the last reported sale price of the Common Stock on June 30, 2005 as reported on The Nasdaq Stock Market, was approximately $970,994,690.

The number of shares outstanding of the registrant’s Common Stock on May 15, 2006 was 67,169,166.

TEKELEC

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2005

i

EXPLANATORY NOTE

We have restated our consolidated financial statements for the years ended December 31, 2004 and 2003 and our unaudited quarterly financial information for each of the quarters in the nine months ended September 30, 2005 and for each of the quarters in the year ended December 31, 2004 in this Annual Report on Form 10-K for the year ended December 31, 2005. Specifically, we have restated our consolidated financial statements as the result of certain errors that existed in our previously issued financial statements, principally related to our application of Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) and to our accounting, presentation and disclosure of certain financial statement items such as (i) customer service costs, (ii) deferred income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” and (iii) certain miscellaneous accrued expenses and prior period purchase accounting entries. This restatement is more fully described in Part I herein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 15 of Part II in our consolidated financial statements and related notes, including, without limitation, in Note 2 to such consolidated financial statements. Our management identified these errors independently without the assistance of any outside parties.

We intend to amend the Forms 10-Q as originally filed for each of the quarters in the nine months ended September 30, 2005 to reflect the restatement of our unaudited quarterly financial information as set forth herein. We do not intend to file any other amended Forms 10-Q or any amended Annual Reports on Form 10-K for periods affected by the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon. All of our future Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q will reflect the restated information, as applicable.

This Annual Report also includes restated selected financial data for the years ended December 31, 2002 and 2001.

All referenced amounts in this Annual Report for the years ended December 31, 2004 and 2003, for the quarterly interim periods in the years ended December 31, 2005 and 2004 and prior period comparisons reflect the balances and amounts on a restated basis.

ii

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses, restructuring and other expenses and customer demand, statements regarding the development, deployment and potential benefits of our products, and statements regarding relationships with, and reliance on, third parties. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements included in this Annual Report are based on information available to us as of the date of this Annual Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those in Item 1A of Part I entitled “Risk Factors” and elsewhere in this Annual Report.

PART I

Item 1.	Business.

Overview

Tekelec is a leading developer of signaling and switching telecommunications products and services, network performance management technology, business intelligence and value-added applications. Our products and services are widely deployed in traditional and next-generation wireline and wireless networks and contact centers worldwide.

We are principally engaged in the design, development, manufacture, marketing, sales and support of our telecommunications products and services, including network signaling products and services, switching products and services and selected service applications for telecommunications networks and contact centers. Our revenues are primarily derived from the sale of telecommunications equipment and software, the related professional services, such as installation and training services, and the related customer support, including customer extended warranty service contracts. Our customers include telecommunications carriers, network service providers, and contact center operators. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer’s credit standing and our history with the customer.

Our network signaling products help direct and control voice and data communications. They enable carriers to control, establish and terminate calls. They also enable carriers to offer intelligent services, which include any services other than the call or data transmission itself. Examples include products such as local number portability, virtual home location register (“HLR”) and short message service (“SMS”) management.

Our switching solutions products are focused primarily on creating and enhancing next-generation voice switching products and services for both traditional (time division multiplexing (“TDM”)-based) and new (i.e., packet-based) Class 4, Class 5, and wireless applications. The switching portion of a network carries and routes the actual voice or data comprising a “call.” We believe that voice and data networks will increasingly interoperate, or converge. Network convergence should provide additional opportunities to expand the sales of our switching products and services that are designed specifically for converged networks.

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

Our IEX contact center products provide workforce management and performance management solutions for single and multiple-site contact centers. We sell our contact center products primarily to customers in industries with significant contact center operations such as financial services, telecommunications and retail businesses.

Our Internet address is www.tekelec.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. A copy of this Annual Report and other reports is available without charge upon written request.

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

Deregulation has played a key role in the emergence of new competitive service providers in recent years. In addition, technological developments such as Digital Subscriber Line or DSL, cable modems and broadband wireless have enabled alternative access technologies and fostered new types of service providers.

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

Deregulation has also spurred the development, offering and deployment of intelligent services. The Telecommunications Act of 1996 mandates that subscribers of U.S. telephone service be given the option of changing their local service provider while retaining their local phone number. Numerous regions in Europe, Latin America and Asia Pacific and several countries including Canada have also recently adopted or are considering adopting similar number portability requirements to allow subscribers to retain their telephone numbers while changing service providers. In November 2003, the Federal Communications Commission (“FCC”) regulation mandating that wireless customers in the U.S. be offered this same option was finally implemented, after several years of delay.

Recent Changes in Telecommunications Operating Environment

Throughout the late 1990’s, capital investment in telecommunications equipment grew rapidly before experiencing moderate growth in the second half of 2000. In 2001, telecom capital investment declined for the first time in several years as telecommunications industry fundamentals deteriorated. In 2002, telecom capital investment continued to decline, as telecom service provider revenues remained under pressure, resulting in significantly lower overall capital expenditures. The industry’s growth prior to the second half of 2000 was driven principally by significant capital investment by new types of service providers, such as competitive local exchange carriers (“CLECs”) formed after industry deregulation, and by substantial growth in capital spending from wireless operators to support the expansion of mobile networks. In addition, capital investment from incumbent carriers, such as Regional Bell Operating Companies (“RBOCs”), increased in response to the new threat of competition from CLECs and other new entrants. Adding to the favorable environment for telecom capital investment prior to mid-2000, capital markets were extremely active and institutional investors were willing to fund many new and established telecommunications service providers alike. The healthy capital markets and favorable valuations for telecommunications service providers led carriers to re-invest higher than normal percentages of their revenue into capital equipment purchases because new capital was perceived to be readily available.

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

In 2002, continued economic weakness and investor concerns over the reliability and credibility of published financial statements made financing through the capital markets even more difficult. High profile bankruptcies and questionable accounting practices by some telecom operators made investors reluctant to provide financing to telecom operators in general. Across all carrier types, the limited availability in the capital markets and reduced valuations in the equity markets heightened the focus on operating measures such as cash flows, which led service providers to conserve cash and reduce capital investment whenever possible.

In 2003 and 2004, a generally improving economy and improved capital market conditions contributed to a broad turnaround in the financial condition of many telecom equipment providers. While wireline service providers continued to experience access line losses and flat to declining revenues, wireless service providers experienced strong subscriber growth, higher minutes of use and increased end-user adoption of wireless data services and applications. In order to improve their competitive position relative to their wireless competitors, and in order to lower operating costs, a number of the world’s largest carriers, commonly referred to as Tier 1 Carriers, or carriers that typically have operations in more than one country and own and operate their own physical networks, announced their intentions or definitive plans to implement packet switching technology, generally referred to as Voice over Internet Protocol or VoIP. These factors combined to allow equipment suppliers focused on wireless infrastructure and VoIP infrastructure to perform particularly well.

Throughout this period, due to the continued focus on improving operating measures discussed above, the telecommunications industry began investing in products that assisted them in ensuring that their revenue streams were accurate, this often referred to as “revenue assurance.” Many of our customers have fully embraced this initiative by implementing new departments, and in some cases even new divisions, solely for the purpose of managing revenue loss within various areas of the carriers’ organization and networks. Companies are investing capital in revenue assurance tools and applications that automate and expedite the process of identifying areas of revenue loss (such as phantom traffic, defined by the National Exchange Carriers Association or NECA as any traffic that cannot be billed due to lack of billing data). Vendors in this space are realizing growth attributable to this increase in spending.

In 2005, the continued evolution of technology and ongoing margin pressure produced several significant developments, including increased industry consolidation, the ongoing shift of customers from wireline to wireless service providers, the continued adoption of packet technology, and the first deployments of wireless networks utilizing third generation protocols or “3G” in the United States. In terms of industry consolidation, a number of deals between the larger U.S. telecom service providers were either announced and/or completed. Cingular Wireless completed its acquisition of AT&T Wireless and became the largest wireless operator in the United States, based on the number of subscribers. Sprint and Nextel announced and completed a merger. Verizon Wireless announced its intention to acquire MCI, formerly WorldCom. In early 2005, SBC acquired AT&T, as one of the “Baby Bells” created as a result of the AT&T divestiture ultimately purchased its former parent. This trend continued in early 2006 with the proposed merger of AT&T and BellSouth, which will combine the Cingular, BellSouth and AT&T networks into a fully integrated wireless and wireline IP network, and the proposed merger of Alcatel and Lucent. The consolidation within the telecom industry, particularly that of the large telecom service providers, has raised concerns among investors about the potential impact on future capital expenditures and on pricing trends for equipment suppliers.

Beyond the inherent attractiveness of mobility, large bucket calling plans, innovative service offerings like camera phones, the increasing popularity of family calling plans, and the emerging deployment of mobile broadband technologies all contributed to continued adoption of wireless offerings in 2005. While wireless penetration rates in the United States are approaching 70%, wireless subscriber and minutes of use growth is expected to continue, albeit at a slower rate, in 2006.

As a result of the significant growth in subscribers and minutes of use on wireless networks, wireless operators made significant investments in packet technology, specifically next-generation switching infrastructure, in 2005. The next-generation architecture and packet technology provide for improved network efficiency, reduced network complexity, and ultimately a simpler migration path to 3G.

Finally, both Verizon Wireless and Cingular Wireless launched 3G networks in 2005, the first such networks launched in the United States. These networks held the promise of significantly faster wireless connectivity, allowing for such services as mobile email, streaming video, and mobile internet access. Continued deployment of 3G networks in 2006 is expected to have a positive impact on carrier capital expenditure trends.

Challenges Facing Service Providers

To compete in today’s environment, service providers are seeking to expand and differentiate their products and services while lowering their costs. This has increased demand for technologies that enable the rapid creation and delivery of innovative services on existing and converged networks, including the introduction of multimedia services. Some of the key challenges that service providers face include:

•	expanding and/or upgrading their signaling network to support new and enhanced converged services and growing volumes of signaling traffic, particularly on signaling-intensive wireless networks which generate several times the amount of signaling traffic as wireline networks;

•	expanding and/or upgrading their switching network to support new and enhanced internet protocol, otherwise known as IP, services, and contending with the loss of subscriber lines to wireless, cable, and broadband voice offerings;

•	building and managing networks that can cost-effectively support circuit and packet network convergence; and

•	managing stringent network optimization, revenue assurance, and billing practices in convergent networks to enable higher profit margins from services provided, and remaining competitive with new market entrants.

Signaling and Intelligent Services

Traditional circuit-switched voice telephone networks consist of two basic elements — switching and signaling. The switching portion of a network carries and routes the actual voice or data comprising a “call.” The signaling portion of a network instructs the switching portion how to do its job. Traditional signaling messages are carried on a different logical transmission path than the actual call itself. Signaling is responsible for establishing and terminating a call. The signaling portion of the network also enables service providers to offer intelligent services such as call waiting, caller ID and voice messaging.

The signaling portions of existing voice telephone networks in most of the world are based upon a set of complex standards known as Signaling System #7, or SS7. The primary network elements within a traditional circuit-network architecture based on SS7 are as follows:

Signal Transfer Point (“STP”) — A signal transfer point is a packet switch for the signaling portion of the network. It controls and directs the signaling messages used to establish and terminate telephone calls and to coordinate the provision of intelligent services.

Service Switching Point (“SSP”) — A service switching point (often called a Class 4 or Class 5 switch, depending on its location in the network) is a carrier’s switch that connects to the SS7 network and serves as the origination and termination points for the SS7 messages in a network. In this capacity, the service switching point, via signaling transfer points, sends and processes the signaling messages used to establish and terminate telephone calls. When a service switching point identifies a call requiring instructions for intelligent services, it sends a signaling message to a signal transfer point and awaits further routing or call processing instructions.

Service Control Point (“SCP”) — A service control point is a specialized database containing network and customer information. It is queried by service switching points via signaling transfer points for information required for the delivery of intelligent services. Different service control points contain the information used by the SS7 network to perform different types of functions.

Signaling Links — A signaling link is a physical or logical connection or channel between any two different parts of the signaling portion of the network, or a connection or channel between the signaling portion of the network and the switching portion of the network. To create additional network capacity to accommodate increases in signaling traffic, additional links must be added to signal transfer points, or new signal transfer points must be added. Traditionally, signaling links have operated on dedicated circuit facilities. Newer network architectures support signaling over packet transmission technologies, such as IP or Asynchronous Transfer Mode (“ATM”).

The market for SS7 equipment is driven by growth in network traffic and by demand for intelligent services. Carriers and service providers must increase the performance and capacity of their signaling networks in order to increase call processing capacity or to offer intelligent services. Because of their role in providing reliability and features to a voice network, STPs must deliver high performance and reliability. Service providers also require an SS7 solution that is scalable — that is, a solution that can initially be matched to support a carrier’s current capacity but with the capability to have its capacity increased to support the carrier’s growth without requiring the replacement of certain network elements.

Unique Signaling Requirements of Wireless Networks

Wireless networks generate substantially more signaling traffic than fixed line networks due to additional SS7 features inherent in wireless telephony such as mobile registrations, roaming, and handoffs between cellular equipment. As a result, wireless operators generally invest more in SS7-related equipment, such as signal transfer points, than fixed line carriers to accommodate the unique signaling demands of mobile telephony. In addition, rapid growth in wireless subscribers, minutes of use and increased popularity of wireless services such as voice mail and text messaging have led to a significant increase in SS7 traffic on mobile networks in recent years, and created a need for high-capacity signaling infrastructure. Driving the higher usage in wireless networks, particularly in the United States, are flat rate pricing plans that feature no additional charges for long distance calls. Innovative service offerings like camera phones, the increasing popularity of family calling plans, and continued wireline to wireless substitution are also contributing to continuing subscriber growth. Wireless usage is expected to continue to increase in the coming years, albeit at a slower rate, which will create further demand for signaling infrastructure, as well as business intelligence applications.

Supporting Voice and Data Convergence

Currently, virtually all networks which carry both voice and data communications rely on a technology called circuit switching. Another technology, packet switching, has been used almost exclusively for data-only networks. Circuit switching and packet switching are fundamentally different technologies. Circuit-based switching is largely based upon TDM protocol, in which the electronic signals carrying the voice message traverse the network following a dedicated path, or circuit, from one user to the other. Packet-based switching, however, breaks down the voice message into packets. These packets then individually traverse the network, often taking separate paths, and are then reassembled on the other side of the network prior to delivery to the recipient. Packet-based switching may utilize one of many protocols, the most common of which are ATM and IP. Voice transported using the IP protocol is often referred to as VoIP. While circuit switching has offered reliable and high quality voice communications, packet switching is inherently more efficient and cost effective.

The cost and performance superiority of packet switching has led many incumbent carriers to build packet networks to handle data traffic. It has also led carriers to explore the transmission of voice communications over packet networks. This requires circuit networks and packet networks to seamlessly interconnect.

To support voice and data communications, packet networks need signaling to provide the same reliability and quality of transmissions as circuit networks and to provide the intelligent services consumers have come to expect and demand. Because SS7 is the global industry standard for voice networks, we believe that SS7 signaling will continue to be in demand in the near and medium term as circuit and packet-based networks continue to co-exist. Like voice switching networks, SS7 networks are also migrating from SS7 transported over TDM and ATM, to SS7 transported over IP (known as SIGTRAN). We believe it is likely that carriers will look to IP transport of SS7 to address capacity requirements of the current signaling networks. As carriers expand their networks to be capable of delivering multimedia more efficiently, we expect that operators will adopt additional signaling protocols better suited to multimedia service. As a result, newer signaling protocols have emerged to facilitate signaling for packet-based multimedia services (including voice). One of these protocols, session initiation protocol (“SIP”), has gained increasing popularity as a protocol for signaling voice and other multimedia sessions. We expect this trend to continue to gain momentum in 2006 and beyond.

We believe that the primary network elements of converged circuit and packet networks, including signaling, call control and switching technologies are as follows:

Signal Transfer Point — The signal transfer point relays messages needed to establish and terminate telephone calls and to coordinate the provision of intelligent services. It can relay messages within the circuit network, between circuit and packet networks, and within some forms of packet networks.

Service Control Point — A service control point is a specialized database containing information used to deliver intelligent services. Service control points in converged networks may support packet-based signaling interfaces.

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

Application Server — Similar to a service control point, an application server is a specialized database that contains information to deliver certain intelligent services in packet networks, interacting with the media gateway controller via IP-based protocols such as SIP.

SIP Server — A SIP server is a session control platform for voice-over-packet networks. Interoperating with media gateway controllers, the SIP server provides the foundation for initiating and terminating sessions as well as service delivery within a pure-packet, signaling network.

The primary difference between the converged architecture and the circuit architecture described above in “Signaling and Intelligent Services” is the use of the signaling gateway, media gateway controller and media gateway in the converged architecture to perform the same switch functions that are currently performed by certain service switching points in circuit networks. We believe that it may take a considerable period of time to replace all of the existing service switching points with packet switching technologies and that because of this, both circuit and packet switching networks will continue to co-exist for the near future.

We believe carriers are seeking fully featured packet telephony solutions that can facilitate the convergence of circuit and packet networks, without compromising functionality, reliability, scalability, support and flexibility.

The Tekelec Solution

We design and develop telecommunications signaling infrastructure, packet telephony products and services, service applications and contact center workforce management systems to customers worldwide.

Tekelec has one of the most widely deployed stand-alone STPs. Our equipment is installed in all major North American wireless carriers and the four major carriers that dominate India’s telecom market, Reliance, Tata, Bharti and VSNL. We believe that our EAGLE 5 platform is successful because of our focus on the development of a competitive, highly scalable solution that is able to meet the rigorous technological demands of rapidly growing global carriers and subscribers increased use of minutes and mobile application services. Our network signaling products are widely deployed in traditional and next-generation, or “converged,” wireline and wireless networks worldwide. Tekelec has over 1,000 signaling systems in operation worldwide.

As a result of acquisitions completed during the past three years, Tekelec now has over 250 switching customers worldwide. Our systems assist our customers in meeting their primary challenges in the competitive telecommunications environment, which are differentiating their offerings and lowering network costs. We offer signaling and packet-telephony systems and services to enable the delivery of intelligent services and facilitate convergence of voice and data networks. We believe that our open, standards-based products and services are highly reliable and enable operators to more cost-effectively manage their networks and offer intelligent services that differentiate them from their competition.

For financial information related to our operating segments, refer to Note 17 to our consolidated financial statements included as part of this report.

Our EAGLE 5 Signaling Application System, the latest release of our STP product, and previous versions of the EAGLE STP, have been widely deployed and, according to market research firms, have achieved leading market share in North America. We are expanding our global operations to increase our market share in international markets within Europe, Latin America, Asia Pacific and other parts of the world. The EAGLE 5 offers high capacity and throughput, reliability and efficiency that support the growth of traffic and demand for intelligent services in service provider networks. The reliability of our products enables us to offer service providers products and services that reduce their total cost of ownership of network signaling products. One of the most significant features of the EAGLE product enables the EAGLE 5 to support SS7 signaling into IP networks and to realize substantial efficiencies inherent in IP networks.

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

In June 2003, we acquired a controlling ownership interest in Santera Systems Inc. (“Santera”), a privately held company with a core competency in packet switching, and in October 2005, we acquired the remaining interests in Santera held by the minority stockholders. As a result, Santera is now a wholly owned subsidiary. Santera’s principal product, the Tekelec 9000 Distributed Switching Solution or “DSS,” is an integrated voice and data switching solution, capable of simultaneously delivering full-featured IXC Tandem, Class 4 and Class 5 functionality, as well as additional revenue-generating data services. With both TDM and packet fabrics, the Tekelec 9000 DSS is a cost-effective alternative for both standalone TDM and TDM/data-centric applications. The switch enables a smooth migration from traditional circuit-based networks to next-generation packet-based technology.

In April 2004, we acquired Taqua, Inc. (“Taqua”), a privately held provider of next-generation packet switching systems. Taqua became part of our Switching Solutions Group and offers a portfolio of circuit and IP voice switching products and services, including next-generation packet Class 5 switches, intelligent line access gateways, application servers and an element management system. In addition, Taqua offers a suite of professional services, including network design and capacity planning, as well as installation and cutover services.

In September 2004, we completed the acquisition of privately held VocalData, Inc. (“VocalData”). VocalData became part of our Switching Solutions Group and is a provider of hosted IP telephony applications that enable the delivery of advanced telecom services and applications to business and residential customers.

In October 2004, we acquired Steleus Group Inc. and its subsidiaries (“Steleus”), a real-time performance management supplier that provides business-related intelligence products and services to telecommunications operators. During the fourth quarter of 2004, Steleus’ telecommunications product line was combined with certain of our existing business intelligence applications, such as billing verification, and other network element-

independent applications to form our Communications Software Solutions Group (“CSSG”). This acquisition furthered our ongoing strategy to offer more value-added applications to our customers and to further enhance and differentiate our switching products and services and signaling product offerings. Our CSSG products enable operators to monitor their service and network performance as they transition from circuit to packet technology, helping to speed up the implementation of packet networks, while lowering the risk. At the same time, these applications provide carriers with the intelligence they need to quickly identify sources of revenue loss, understand subscriber behaviors, and protect vital network services from fraudulent abuse.

In July 2005, we completed the acquisition of privately held iptelorg GmbH (“iptelorg”). iptelorg, a developer of SIP routing software, is part of our Network Signaling Group. In May 2000, the 3rd Generation Partnership Project (“3GPP”) selected SIP as a critical signaling protocol for its global specification addressing 3rd generation GSM networks. Release 5 of the 3GPP specifications, among other things, addresses signaling for multimedia networks. The portion of Release 5 addressing multimedia is commonly referred to as the IP Multimedia Subsystem (“IMS”) network architecture. Our Network Signaling Group is developing solutions that incorporate and further enhance software from the iptelorg acquisition. These solutions are designed to address certain logical elements defined by the IMS architecture. Specifically, we are developing a solution called TekCore that performs many of the functions specified for a Call Session Control Function by 3GPP’s IMS architecture. Other standards bodies have also adopted SIP as a critical signaling protocol for networks other than GSM networks. We believe that the SIP signaling protocol has the potential to become a leading protocol for signaling and expect SIP to play an important role in signaling in next-generation networks.

Business Strategy

Our objective is to be a premier supplier of network infrastructure products and services for existing and next-generation converged voice and data communications networks. We intend to focus on the market opportunities arising from the convergence of voice and data communications, as well as the convergence of wireline and wireless core networks, and to apply our technology to develop next-generation networking products and services for such communications networks. In order to achieve this goal we intend to leverage our established expertise in SS7 technology and our resultant STP market position and customer relationships. Our strategy is to establish and maintain technology leadership with respect to next-generation networking, take advantage of the market discontinuities provided for through the adoption of next-generation networking technology, expand globally, seek continued operating improvements, and pursue emerging market segments and additional strategic relationships. Key elements of our strategy to achieve this objective include:

Maintaining Technology Leadership.  We believe that one of our core competitive strengths is the breadth of our knowledge and expertise in communications technologies, particularly in voice call control, signaling and applications which utilize real-time or near-real time data, especially that derived from the SS7 network. We have developed this expertise over more than two decades. We intend to enhance our existing products and to develop new products by continuing to make significant investments in research and development. As part of our commitment to technology leadership, we were early leaders in developing solutions for SS7 signaling over IP; use of real-time database applications (including Local Number Portability and integrated network monitoring); and packet-based voice switching solutions. We have assumed a leadership role within the IMS Forum, an industry organization created for global cooperation and coordination in the development of open standards and interoperability for IMS networks. We also sit on the executive steering committee of MobileIGNITE, the industry association dedicated to accelerating convergence of mobile wireless and fixed services through standards-based interoperability testing and multi-vendor requirements.

Targeting the Transition towards Converged Networks.  Convergence has a wide variety of meaning within the communications industry. Tekelec is focusing on several areas of convergence: (1) the convergence of circuit and packet-based technologies to support voice services (frequently referred to as VoIP), (2) the convergence of mobile networks and broadband networks and the associated flexibility of accessing networks utilizing a variety of subscriber devices, (3) the convergence of widely utilized information technologies with proprietary legacy telecommunication technologies and (4) the convergence between voice services and multi-media services. We are continuing to invest significantly to develop signaling and call control products and features that enable this convergence. We believe our pursuit of this emerging market opportunity leverages our expertise in signaling, call control and communications products and services to enhance the market potential for our traditional products and services by ensuring that customers who invest in our equipment will function not only in today’s networks, but also efficiently and effectively transition to the future converged networks.

Expanding Globally.  We continue to pursue international opportunities. Internationally, we sell our products through our direct sales force, sales agents and distribution relationships. We also sell direct from our wholly owned subsidiaries in Brazil, Canada, the Czech Republic, France, Germany, Hong Kong, India, Italy, Malaysia, Mexico, Singapore, Spain, Taiwan and United Kingdom and our sales offices in China, the Netherlands and the Russian Federation. Our European sales efforts have resulted in significant expansion in our customer base, including Orange Personal Communications Systems, Cegetel, France Telecom, Bouygues Telecom, Vimplecom and Mobistar. Our Caribbean and Latin America customers include America Movil, TIM and Telmex. In Asia, we support customers including Digitel, FET, Optus, China Mobile and PT Telkom. In India, one of the fastest growing telecommunications markets in the world, we have added a number of leading private Indian operators as customers, including Reliance Infocomm, Tata, VSNL and Bharti Enterprises as well as BSNL, which is 100% owned by the government of India.

Focus on Continued Operating Improvements.  We intend to continue to identify and implement new ways to improve our operating efficiency and business processes to enhance our profitability. The use of contract manufacturing and improved supplier relationships have helped to lower our material costs and improve our margins from what they otherwise would have been. In 2005, we continued to expand our sourcing of raw materials and services to lower our costs globally. This included the sourcing of printed circuit boards from China as well as the assembly of our printed circuit board assemblies in Thailand and Guadalajara, Mexico. We will pursue additional savings similar to these opportunities in the future. In 2006, we will strive to further expand our sourcing of materials from the regions noted above. In addition, we will pursue total turnkey manufacturing for fully assembled and tested higher-level modules from Asia. We will continue to review our job openings to determine whether job functions or business processes can be assumed by other Tekelec personnel or reengineered, resulting in lower personnel costs.

Pursuing Additional Strategic Relationships, Original Equipment Manufacturers (“OEM”) Partners and Acquisitions.  We intend to seek additional strategic relationships, including original equipment manufacturer partners, referral arrangements, teaming agreements, distribution agreements and acquisition candidates. Our existing strategic relationships include technology development and OEM relationships with Alcatel; technology development and marketing relationships with Harris Corporation (“Harris”), Telcordia and Nortel; a collaboration agreement with Alcatel; and distribution relationships with Mercury Corporation (“Mercury” formerly Daewoo) and numerous other product distributors. In 2004, we acquired Taqua, VocalData and Steleus to expand our product portfolio and offer our customers more value-added solutions. In 2005, we acquired iptelorg to augment our signaling portfolio with SIP routing software and additional SIP expertise.

Pursuing New Market Segments.  We intend to continue our strategy of developing products internally and making selective acquisitions in order to enter new market segments. We believe a number of products currently under development may also enable us to better serve new and emerging next-generation networking markets. Our internal research and development activities include ongoing development of technology, platform capability and feature functionality for our products targeted for sale worldwide to wireline and wireless telecom carriers and to enterprise customers for our contact center products. The extent of our research and development collaborative efforts consist primarily of outsourcing the development of specific items to contractors on an individual basis, and will increasingly include the off-shoring of product development activities that fit well into that operating model. We have spent $125.7 million, $99.7 million and $74.8 million for the years ended 2005, 2004 and 2003, respectively, on research and development activities.

Products

We currently offer products in four broad categories: network signaling products, switching solutions products, communications software solutions products, and IEX contact center products, as follows:

Network Signaling Group Products

Our principal Network Signaling Group products are described below:

Product	Description

EAGLE 5	Our EAGLE 5 product (‘‘EAGLE 5”) is a multi-disciplined, high-capacity, highly flexible, and highly reliable signaling platform designed to be the heart of the mobile, fixed line and IP networks of today and tomorrow. EAGLE 5 provides products and services in five functional areas: Signal Transfer, Signaling Gateway, Number Portability, Data Acquisition, and Integrated Applications. The Signal Transfer Function is tailored to the global SS7 based signaling needs of wireline carriers, network service providers and wireless operators, among others. It offers high capacity and throughput, features a fully distributed, standards-based, open architecture and is scalable from 2 to 2,000 links with growth up to 7,000 links. The Signaling Gateway Function can provide signaling information to media gateway controllers and IP-signaling enabled SCPs in multiple locations. It can deliver these services in multi-protocol, multi-vendor converged networks or in circuit switched networks that deploy signaling over IP primarily to realize economic benefits. It provides the capability for next-generation IP signaling, and bridges the gap between legacy networks and next-generation packet telephony capabilities.
The EAGLE 5 platform also provides a complete line of fully integrated ‘‘EAGLE 5” database and advanced routing applications, deployment of advanced value-added applications and data mining capabilities as described below.
Our Number Portability function supports a wide range of local number portability applications for wireline and wireless networks worldwide with high transaction capacity and performance. The Data Acquisition function provides an integrated base for Revenue Gateway, Fraud Protection and other capabilities within a signaling network. The Integrated Applications Function delivers mediation, mobility, and Intelligent Network applications. One of our most successful Integrated Application Function products is our G-Flex HLR Manager, which optimizes the use of subscriber identification, numbers and number ranges in a wireless network.

Switching Solutions Group Products

Our principal Switching Solutions Group products are described below:

Product	Description

Tekelec 9000 DSS	Our Tekelec 9000 DSS is an integrated voice and data switching solution, capable of simultaneously delivering full-featured IXC Tandem, Class 4 and Class 5 functionality.
Tekelec 8000 WMG	Our Tekelec 8000 Wireless Media Gateway is a highly flexible, scalable and reliable mobile solution that can handle circuit switched TDM traffic as well as packet-based voice traffic efficiently.
Tekelec 7000 C5	Our Tekelec 7000 C5 delivers voice switching for both circuit and packet-based networks.

Product	Description

Tekelec 6000 VoIP Applications Server	Our Tekelec 6000 VoIP IMS Enabled Application Server provides IP-based business services, such as (i) hosted PBX functionality (i.e., the capability within an enterprise to share a certain number of outside lines for making external telephone calls) with no up-front costs, (ii) business trunking, a function that integrates legacy telephone customers into the IP network by providing connectivity for PBX systems and access to VoIP features, and (iii) enhanced residential, a function that enables service providers to host telephony services for residential customers, from basic dial tone to a complete set of web-enabled features.

Communications Software Solutions Group

Our principal Communications Software Solutions Group products are described below:

Product	Description

Integrated Application Solutions (IAS)	IAS is a suite of business-oriented applications designed to provide real time performance management capabilities and critical business intelligence used in:
• Traffic management
• Troubleshooting
• Roaming management
• Services management
• Service level agreement management
• Billing management
• Market intelligence
• Fraud management
• Legal intercept
Using data collected from the network, the IAS collects, correlates, processes, and then stores this data into a data warehouse, where various operations within the operators’ organization can mine this data to produce relevant reports used for Revenue Assurance, revenue generation, and even operational improvement. More importantly, IAS supports wireline and wireless networks either traditional TDM-based or next-generation IP-based networks such as GPRS, UMTS, and SIP.
Service Creation System (SCS)	SCS provides operators with an alternative to traditional, legacy IN/AIN-based platforms. The SCS is offered with pre-packaged solutions allowing operators to immediately launch their own services, eliminating lengthy development cycles.
At the same time, a full creation environment is provided allowing these customers to continue customization of the existing services, as well as create new, competitive services themselves. This system is based on our ASi4000 platform obtained in our acquisition of IEX, and installed in a number of locations.

Product	Description

Sentinel	Sentinel is a data acquisition product capturing data from signaling networks. Associated value-added applications provide network maintenance, surveillance and revenue assurance products and services that enable service providers to ensure the reliability of telecommunication products and services implemented across their SS7/IP networks. Sentinel also enables revenue assurance features such as fraud prevention, billing and billing verification. Sentinel can be deployed on a standalone basis or as an integrated feature of the EAGLE 5.

IEX Contact Center Group Products

Our IEX Contact Center Group products provide planning, management and analysis tools that help contact center managers deliver better, more consistent service to their customers while improving employee productivity and lowering operating costs. As discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Proposed Disposition of IEX Contact Center Business Unit,” in April 2006, we entered into an agreement for the sale of our IEX Contact Center Group that we anticipate will close in the second quarter of 2006, subject to certain conditions.

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

Product Development

The communications market is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Standards for new technologies and services such as 3G wireless, softswitching, signaling for packet networks, internet protocol and asynchronous transfer mode are still evolving. As these standards evolve and the demand for services and applications increases, we intend to adapt and enhance our products and develop and support new products. We solicit product development input through discussions with our customers and participation in various industry organizations and standards committees, such as the Telecommunications Industry Association, the Internet Engineering Task Force, the Softswitch Consortium and the 3rd Generation Partnership Project (“3GPP”), and by closely monitoring the activities of the International Telecommunications Union, the European Telecommunications Standards Institute, and the International Organization for Standardization and Alliance for Telecommunications Industry Solutions (“ATIS”).

We continue to invest in research and development in order to expand the technological, functional and breadth of our applications. From 2003 to 2005 we invested over $300 million — approximately $125.7 million, $99.7 million, and $74.8 million during 2005, 2004 and 2003, respectively — in product development.

We currently expect that a substantial portion of our development of new products and enhancements to existing and future products will be developed internally, with selective acquisitions to complement and supplement our product development pipeline when deemed prudent. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products. Our product development efforts to date have resulted in leading telecommunication applications, and we believe that our current and future product development efforts will continue to yield leading telecommunication applications. There are risks associated with the development of software applications, which are discussed further in the section entitled “Risk Factors” in this Annual Report. Our product development efforts are discussed further below.

Our network signaling product development group is principally focused on addressing the requirements of the converged voice and data networks and releasing new software versions to incorporate enhancements or new features or functionality desired by customers. This group also focuses on compliance with standards to enable the EAGLE products and services to address additional domestic and international markets. Furthermore, as underlying transport networks evolve, Tekelec has continued to address these changes with increased capabilities, like offering SS7 over IP (SIGTRAN) solutions introduced in 2005. In addition, we plan continued improvement of hardware components to improve their performance and capabilities.

Our switching solutions product development group is focused primarily on creating and enhancing next-generation switching solutions for both traditional or TDM-based and new or packet-based Class 5 and Class 4 global applications. The range of developments covers softswitching, multimedia media gateways, and application servers with a focus on compliance with national and international standards. Because our customers’ networks often have a mix of traditional and new technologies or because they have to interoperate with a mix of traditional and new technologies, our products and services focus on providing a common platform for traditional TDM-voice, Voice over ATM (“VoATM”), and VoIP.

Our Communications Software Solutions Group product development focuses on several areas. First, intelligent services provided through traditional IN/AIN platforms, enabling services such as calling name and outbound/inbound call management. As networks converge, the group’s focus will continue to work towards supporting convergence of this platform to support IP-based applications. Second, this development will continue to focus on business intelligence software for traditional TDM networks and wireless networks, as well as converged networks (i.e., SIP, General Packet Radio Services or GPRS, Code Division Multiple Access or CDMA and Universal Mobile Telecommunications System or UMTS) as a priority. We intend to invest in adding functionality to support our existing Sentinel customers and the migration of those customers to the IAS platform. We have also developed the AMA Creator product to match signaling and switching records as a revenue assurance and billing verification product.

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

Sales and Marketing

Our sales and marketing strategies include selling through our direct sales forces, selling indirectly through distributors and other resellers, entering into strategic alliances and targeting certain markets and customers. To promote awareness of Tekelec and our products, we also advertise in trade journals, exhibit at trade shows, participate in industry forums and panels, maintain a presence on the Internet, use direct mail, and from time to time, our employees author articles for trade journals.

Distribution.  We sell our products in the United States principally through our direct sales forces and indirectly through strategic relationships with various third parties. Our North American direct sales force operates out of our regional offices located throughout the United States. Internationally, we sell our products through our direct sales force, sales agents and distribution relationships. We also sell direct from our wholly owned subsidiaries in Brazil, Canada, the Czech Republic, France, Germany, Hong Kong, India, Italy, Malaysia, Mexico, Singapore, Spain, Taiwan and the United Kingdom and our sales offices in China, the Netherlands and the Russian Federation. As market conditions warrant, we may increase our direct sales and marketing activities worldwide.

Total international revenues for 2005, 2004 and 2003 were $146.8 million, $96.2 million and $44.8 million, respectively, representing 27%, 26% and 18% of our total revenues, respectively. Please refer to Note 17 to the accompanying consolidated financial statements for further discussion of our geographic operations. Our international operations are subject to a variety of risks, including (i) foreign currency fluctuations, (ii) economic or political instability, (iii) shipping delays, and (iv) various trade restrictions. Because the vast majority of our customer arrangements are in U.S. dollars, including many of our international revenues, our exposure to foreign currency fluctuations is limited.

Strategic Relationships.  We believe that our current and future strategic relationships with leading communications system integrators will improve market penetration and acceptance for our network signaling and switching products. Many of these system integrators have long-standing relationships with public telecommunications carriers and provide a broad range of services to these carriers through their existing sales and support networks. We seek strategic relationships that:

•	enhance our presence and strengthen our competitive position in our target markets;

•	offer products that complement our network signaling and switching solutions to provide value-added networking products and services; and

•	leverage our core technologies to enable communications equipment suppliers to develop enhanced products with market differentiation that can be integrated with Tekelec’s products and services.

Our strategic relationships include:

•	an agreement with Harris whereby we market and resell its operations, administration and maintenance network management system;

•	an exclusive distribution and OEM agreement with Mercury under which Mercury distributes our EAGLE STP in South Korea;

•	agreements with Merced Systems and BayBridge Decision Technologies whereby our contact center group resells these companies’ Performance Management and Strategic Planning products and services respectively;

•	agreements with the Call Center Professional Services groups of SBC and Bell Canada, among others, under which those organizations market and resell the TotalView Workforce Management solution; and

•	an agreement with Alcatel, whereby Alcatel acts as a reseller of our media gateways in the wireless market on an original equipment manufacturer basis.

We believe that our strategic third-party relationships provide us with additional opportunities to penetrate the network signaling , switching and contact center markets and demonstrate our strategic partners’ recognition of the technical advantages of our network products. Through our relationships with, among others, Alcatel, Harris Corporation, Mercury and NEC Neva, we are enhancing our market presence and the ability to access leading network service providers. In general, these agreements can be terminated by either party on limited notice and, except for our agreement with Mercury, do not require minimum purchases. Although our current sales through these relationships are not significant, a termination of our relationship with, or the sale of competing products by, any of these strategic partners could adversely affect our future potential business and operating results.

We believe that our ability to compete successfully in the network signaling and switching markets also depends in part on our distribution and marketing relationships with leading communications equipment suppliers and resellers. If we cannot successfully enter into these relationships on terms that are favorable to us or if we cannot maintain these relationships, our business may suffer.

Service, Support and Warranty

We believe that customer service, support and training are important to building and maintaining strong customer relationships. We service, repair and provide technical support for our products. Support services include 24-hour technical support, remote access diagnostics and servicing capabilities, extended maintenance and support programs, comprehensive technical customer training, extensive customer documentation, field installation and emergency replacement and regular software maintenance releases, and limited upgrades and enhancements. We also offer to our customers and certain resellers of our products technical training with respect to the proper use, support and maintenance of our products.

We maintain in-house repair facilities and provide ongoing training and technical assistance to customers and international distributors and other resellers at our technical assistance centers in Morrisville, North Carolina, Plano, Texas, Egham, United Kingdom, and Singapore. These centers also support our network signaling and switching products on a 24 hour-a-day, seven day-a-week basis. Our technical assistance center in Richardson, Texas supports our contact center products. In addition, we have invested in providing in-country service and support in Brazil, France, India, and Mexico.

We also offer network implementation services in connection with our effort to supply a complete solution for signaling and switching telephony deployments, including products from our vendor partners. In such instances, we offer specific service contracts to support the needs of our carrier customers that choose to migrate their network, for example, to packet technologies.

We typically warrant our products against defects in materials and workmanship for one year after delivery and installation, not to exceed 15 months following shipment, and thereafter offer extended service warranties.

Customers

Our customers include end users and marketing intermediaries. End users for our Network Signaling Group’s products consist primarily of network service providers, wireless network operators, long distance carriers, competitive access providers, local exchange carriers and RBOCs. Wireless service providers accounted for over 50% of our network signaling revenue in 2005. End users for our Switching Solutions Group’s products currently consist primarily of rural service providers, independent operating companies, competitive access providers and large international public telephone and telegraph (“PTT”) companies. During 2005 we deployed our wireless media gateway at multiple wireless operators through our relationship with Alcatel. Customers of our Communications Software Solutions Group products are the same as for our signaling products, but typically a different department (e.g., finance, marketing and sales). This broadens our offering within any one customer organization. Our contact center products and services have been sold primarily to Fortune 500 companies, financial services companies and telecommunications carriers. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small percentage of our customers.

Backlog

Backlog for our Network Signaling, Switching Solutions and Communications Software Solution Groups’ products typically consists of contracts or purchase orders for both product deliveries scheduled within the next 12 months and extended service warranty to be provided generally over periods of up to three years. Backlog for our IEX Contact Center Group’s products typically consists of products and services ordered for delivery within the next 12 months. Our backlog at any particular date may not be a meaningful or accurate indicator of future financial results primarily because (i) we account for our customer contracts under the residual method prescribed by Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) and (ii) variations in the size and duration of orders we receive and customer delivery and installation requirements, which may be subject to cancellation or rescheduling by the customer.

At December 31, 2005, our total backlog amounted to approximately $573.3 million, compared to total backlog of approximately $480.8 million at December 31, 2004. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts.

Competition

Network Signaling Group Products.  The market for our network signaling products is competitive and has been highly concentrated among a limited number of dominant suppliers. We presently compete in the network signaling market with, among others, Siemens, Cisco Systems and Huawei. We expect that competition will increase in the future from existing and new competitors.

We believe that the principal competitive factors in the network signaling products market are product performance, scalability and functionality, product quality and reliability, customer service and support, price and the supplier’s financial resources and marketing and distribution capability. We anticipate that responsiveness in adding new features and functionality will become an increasingly important competitive factor. New entrants or established competitors may offer products that are superior to our products in performance, quality, service and support and/or are priced lower than our products.

We believe that our ability to compete successfully in the network signaling market also depends in part on our distribution and marketing relationships with leading communications equipment suppliers and resellers. If we cannot successfully enter into these relationships on terms that are favorable to us, or if we cannot maintain these relationships, our business could suffer.

Switching Solutions Group Products.  The market for our switching solutions products is extremely competitive and is highly fragmented. We presently compete in the next-generation switching market with numerous public and private companies. The public companies include, among others, Nortel, Cisco, Lucent Technologies, Sonus Networks and Siemens. The private companies include, among others, MetaSwitch, BroadSoft and CopperCom. We expect competition to remain intense, particularly until the market matures and until the number of competitors is reduced.

We believe that the principal competitive factors in the next-generation switching market are product performance, scalability and functionality, product quality and reliability, customer service and support, price and the supplier’s financial resources and marketing and distribution capabilities. We believe that our ability to compete successfully in the next-generation switching market will, in part, depend on our ability to secure Tier 1 wireline or wireless operators as a reference account for our next-generation switching products. A number of our competitors have existing relationships with Tier 1 operators as their legacy switching providers. As such, it may be difficult for us to displace these incumbent suppliers with our next-generation products.

Communications Software Solutions Group Products.  The market for monitoring software solutions is very competitive. Our major competitors include Tektronix, Agilent and Nettest, as well as a number of smaller competitors existing in different geographic markets. We offer integrated data acquisition directly from network elements. The added simplicity and reliability of our approach is a direct benefit to our customers. We also offer a probed solution where needed, as well as an adapter to connect to our competitor’s probes, or other sources of information to allow our customers to derive additional value from our applications. Our applications offer an array of configuration tools and a Web-based user interface and have the added benefit of supporting many newer protocols such as SIP, GPRS, and UMTS from a common architecture. We provide critical capabilities, such as the ability to continuously trace a call as it traverses traditional circuit and newer packet network domains. Smaller companies offering business intelligence and revenue assurance products such as Vibrant, LavaStorm, and Azure also compete with us in this market. To compete effectively against these companies, we intend to focus additional resources on the marketing, billing, and finance organizations within our customer accounts, while leveraging our existing contracts and relationships with the engineering and operational organizations.

IEX Contact Center Products.  The market for contact center products is extremely competitive. We compete principally with Aspect Software and Witness Systems in the market for workforce management products and services. We also compete to a lesser extent in these markets with a number of other manufacturers, some of which have greater financial, marketing, research and development and other resources than ours. We believe that the success of our TotalView product will depend in part on our ability to offer competitive prices and to further develop our workforce management scheduling and other technologies and our international distribution channels.

Intellectual Property

Our success depends, to a significant degree, on our proprietary technology and other intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secrets, non-disclosure policies, confidentiality agreements and contractual restrictions to establish and protect our proprietary rights both in the United States and abroad. We have been issued a number of patents and have a number of patent applications pending. Patents generally have a term of 20 years. Our patent portfolio has been developed over time and, accordingly, the remaining terms of our patents vary. Although we believe that our patents will become increasingly important in maintaining and improving our competitive position, no single patent is essential to us. These measures, however, afford only limited protection and may not prevent third parties from misappropriating our technology or other intellectual property. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States and thus make the possibility of misappropriation of our technology and other intellectual property more likely. If we fail to successfully enforce or defend our intellectual property rights, or if we fail to detect misappropriation of our proprietary rights, our ability to effectively compete could be seriously impaired.

Our pending patent and trademark registration applications may not be allowed and our competitors may challenge the validity or scope of our patent or trademark registration applications. In addition, we may face challenges to the validity or enforceability of our proprietary rights and litigation may be necessary to enforce and protect our rights, to determine the validity and scope of our proprietary rights and the rights of others, or to defend against claims of infringement, misappropriation or invalidity. Any such litigation would be expensive and time consuming, would divert the attention of our management and key personnel from business operations and would likely harm our business and operating results. We cannot be assured that our efforts to defend such challenges would be successful.

We also license software and other intellectual property from third parties. Based on past experience, we believe that such licenses can generally be obtained or renewed on commercially acceptable terms. Nonetheless, there can be no assurances that such licenses can be obtained or renewed on acceptable terms, if at all. Our inability to obtain or renew certain licenses or to obtain or renew such licenses on favorable terms, could have a material adverse effect on our business, operating results and financial condition. The communications industry is characterized by the existence of rapidly changing technology, an increasingly large number of patents and frequent claims and litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to us. There can be no assurance that our patent rights will not be challenged, invalidated or circumvented. From time to time, we receive notices from, or are sued by, third parties regarding patent claims. Any claims made against us regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend, would divert the attention of our management and key personnel from our business operations and may require us to modify or cease marketing our products, develop new technologies or products, acquire licenses to proprietary rights that are the subject of the infringement claim or refund to our customers all or a portion of the amounts paid for infringing products. If such claims are asserted, there can be no assurances that the dispute could be resolved without litigation or that we would prevail or be able to acquire any necessary licenses on acceptable terms, if at all. In addition, we may be requested to defend and indemnify certain of our customers, resellers and partners against claims that our products infringe the proprietary rights of others. We may also be subject to potentially significant damages or injunctions against the sale of certain products or use of certain technologies. See “Legal Proceedings” in Part I, Item 3, of our Annual Report on Form 10-K.

Employees

At December 31, 2005, we had 1,759 employees, comprised of 426 in our Network Signaling Group, 506 in our Switching Solutions Group, 166 in our Communications Software Solutions Group, 181 in our IEX Contact Center Group, 317 in our Sales, Marketing and Customer Support Group and 163 in management, administration and finance. Virtually all of our employees hold stock options under our stock option plans. None of our employees are represented by a labor union, except for certain Steleus employees in France, and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Available Information

We intend to make this Annual Report, as well as our Quarterly Reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available on our website (www.tekelec.com) without charge as soon as reasonably practicable following our filing with the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. The information found on our Website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any forward-looking statements in this Annual Report or other reports, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and other reports is available without charge upon written request to James Chiafery, Director, Investor Relations, Tekelec, 5200 Paramount Parkway, Morrisville, North Carolina 27560.

Further, a copy of this Annual Report is obtainable from the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

Item 1A.	Risk Factors

The statements that are not historical facts contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations, estimates, forecast or intent of our management and are subject to and involve certain risks and uncertainties. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. In addition to the risks described elsewhere in this Annual Report on Form 10-K and in certain of our other Securities and Exchange Act Commission filings, the following risks and uncertainties, among others, could cause our actual results to differ materially from those contemplated by us or by any forward-looking statement contained herein. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Annual Report and our other public filings.

Our operating results may fluctuate in future periods, which may adversely affect our stock price.

Our quarterly and annual operating results are difficult to predict and may fluctuate significantly. We have failed to achieve our revenue and net income expectations for certain prior periods, and it is possible that we will fail to achieve such expectations in the future. A number of factors, many of which are outside our control, can cause fluctuations in our quarterly and annual operating results, including among others:

•	our judgments as to whether an arrangement includes multiple elements and if so, whether vendor specific objective evidence of fair value exists for those elements, which judgments impact the amount of product and service revenue recognized;

•	fluctuations in demand for our products and services, especially with respect to telecommunications service providers, in part due to a changing global economic environment;

•	price and product competition in the telecommunications industry which can change rapidly due to technological innovation;

•	the success or failure of our strategic alliances and acquisitions;

•	the introduction and market acceptance of our and our competitors’ new products, services and technologies;

•	the timing of the deployment by our customers of new technologies and services, including VoIP;

•	changes in accounting rules, such as recently issued pronouncements regarding stock-based compensation (i.e., requiring the expensing of employee stock option grants) and tax accounting pronouncements;

•	changes in general economic conditions and specific market conditions in the telecommunications industry;

•	fluctuations in demand for our products and the size, timing, terms and conditions of orders and shipments;

•	sudden or unanticipated shortages of components provided by our vendors;

•	the lengthy sales cycle of our signaling, switching solutions and communications software solutions products, especially with respect to our international customers, and the reduced visibility into our customers’ spending plans for those products and associated revenue;

•	the progress and timing of the convergence of voice and data networks and other convergence-related risks described below;

•	the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks;

•	the capital spending patterns of our customers, including deferrals or cancellations of purchases by customers;

•	the trend toward industry consolidation among our customers and our competitors;

•	our ability to achieve targeted cost and expense reductions;

•	manufacturing and customer lead times;

•	our dependence on wireless carriers for a significant percentage of our revenues;

•	unanticipated delays or problems in developing or releasing new products or services;

•	variations in sales channels, product costs, or mix of products sold;

•	the geographic mix of our revenues and the associated impact on margins;

•	the mix of our product sales across product lines (i.e., between our higher margin NSG products and lower margin SSG products), which can have significant impact on our gross margins;

•	foreign currency exchange rate fluctuations;

•	actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our consolidated financial statements;

•	the ability of our customers to obtain financing or to otherwise fund capital expenditures;

•	the timing and level of our research and development expenditures and other expenditures;

•	the expansion of our marketing and support operations, both domestically and internationally;

•	changes in our pricing policies and those of our competitors;

•	worldwide economic or political instability; and

•	failure of certain customers to successfully and timely reorganize their operations, including emerging from bankruptcy.

Our product sales in any quarter depend largely on orders booked and shipped in that quarter. A significant portion of our product shipments in each quarter occurs at or near the end of the quarter. Since individual orders can represent a meaningful percentage of our revenues and net income in any quarter, the deferral or cancellation of or failure to ship an entire order in a quarter can result in a revenue and net income shortfall that causes us to fail to meet securities analysts’ expectations or our business plan for that period. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to sufficiently reduce our costs in any quarter to adequately compensate for an unexpected near-term shortfall in revenues, and even a small shortfall could disproportionately and adversely affect our operating results for that quarter.

The factors described above are difficult to forecast and could have a material adverse effect on our business, operating results and financial condition. We may experience a shortfall in revenues or an increase in operating expenses in the future, which would adversely affect our operating results. As a consequence, operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price.

Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment.

Economic conditions worldwide have contributed to slowdowns in the telecommunications industry and may impact our business resulting in:

•	reduced demand for our products as a result of continued constraints on capital expenditures by our customers;

•	increased price competition for our products,

•	risk of excess and obsolete inventories; and

•	higher overhead costs as a percentage of revenue.

Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in and around Iraq, and changes in energy, natural resources and precious metal costs may continue to put pressure on global economic conditions. If the economic and market conditions in the United States or internationally deteriorate, we may experience material impacts on our business, operating results, and financial condition.

We expect our margins to vary over time, and our recent level of gross margins and operating margins may not be sustainable.

Our recent level of operating margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

•	increased price competition, including competitors from Asia, especially China;

•	changes in customer, geographic, or product mix, including mix of configurations within each product group;

•	an increase in revenues from sales of our Switching Solutions Group products (which typically carry lower margins than sales of our Network Signaling Group products) as a percentage of total revenues;

•	introduction of new products;

•	our ability to reduce and control production costs;

•	entry into new markets, including markets with different pricing and cost structures;

•	sales discounts;

•	increases in material or labor costs;

•	excess inventory and inventory holding costs;

•	obsolescence charges;

•	changes in shipment volume;

•	reductions in cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	changes in distribution channels;

•	losses on customer contracts;

•	increased warranty costs; and

•	our ability to execute our strategy and operating plans.

Changes in service margins may result from various factors such as changes in the mix between extended warranty services and advanced services, as well as the timing of extended warranty contract initiations and renewals and the addition of personnel and other resources to support higher levels of service business in future periods.

The markets in which we compete are intensely competitive, which could adversely affect our revenue and net income growth.

For information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of this report.

We have limited product offerings, and our revenues may suffer if demand for any of our products declines or fails to develop as we expect, if we are not able to develop and market additional and enhanced product offerings or if we consummate the sale of our IEX Contact Center Group.

We derive a substantial portion of our revenues from sales of our Network Signaling Group’s products. In each of 2005, 2004 and 2003, our EAGLE products and related services generated over 50% of our revenues, and we expect that these products and services and our other products of our Network Signaling Group will continue to account for a majority of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for these products, such as competition, technological change or a slower than anticipated rate of development or deployment of new products, features and technologies, could cause a significant decrease in our revenues and profitability. Continued and widespread market acceptance of these products is therefore critical to our future success. Moreover, our future financial performance will depend in significant part on the successful and timely development, introduction and customer acceptance of new and enhanced versions of our EAGLE product line as well as other Network Signaling Group products and Switching Solutions Group products. Introducing new and enhanced products such as these requires a significant commitment to research and development that may not result in success. There are no assurances that we will continue to be successful in developing and marketing our Network Signaling Group, Switching Solutions Group, Communications Software Solutions Group or IEX Contact Center Group products and related services. Our revenues and operating income will also decline if our previously disclosed sale of our IEX Contact Center Group is consummated.

If wireless carriers do not continue to grow and to buy our Network Signaling Group products and services, our network signaling related business would be harmed.

The success of our Network Signaling Group’s business will depend in large part on the continued growth of wireless network operators and their purchases of our products and services. We derive a substantial portion of our revenues from the sale of our Network Signaling Group’s products and services to wireless network operators. In each of 2005, 2004 and 2003, sales to the wireless market accounted for more than 50% of our Network Signaling Group’s revenues. We expect that our sales of Network Signaling Group’s products and services to wireless companies will continue to account for a substantial majority of our Network Signaling Group’s revenues for the foreseeable future. The continued growth of the domestic and international wireless markets is subject to a number of risks that could adversely affect our revenues and profitability, including:

•	a downturn in the domestic or global economy;

•	a slowdown in capital spending by wireless network operators;

•	adverse changes in the debt and equity markets and in the ability of wireless carriers to obtain financing on favorable terms;

•	delays or scaling back of plans for the deployment by wireless network operators of new wireless broadband technologies and applications; and

•	slowing growth of wireless network subscribers, minutes of use or adoption of new services.

Consequently, there can be no assurances that the wireless network carriers will continue to purchase our Network Signaling products or services for the build-out or expansion of their networks.

Our business is subject to risks related to the potential convergence of voice and data networks.

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

If the convergence of circuit and packet networks does not fully occur or takes longer than anticipated, sales of our network infrastructure products, and our profitability, would be adversely affected. Any factor that might prevent or slow the convergence of circuit and packet networks could materially and adversely affect growth opportunities for our business. Such factors include:

•	the failure to solve or difficulty in solving certain technical obstacles to the transmission of voice conversations over a packet network;

•	delays in the formulation of standards for the transmission of voice conversations over a packet network; and

•	the imposition on packet network operators of access fees, which are not currently charged.

It may be difficult or impossible to solve certain technical obstacles to the transmission of voice conversations over a packet network with the same quality and reliability of a circuit network. For example, delays or gaps in the timing of a message are typically not as critical to data transmissions as they are to voice conversations. The nature of packet switching makes it difficult to prevent such delays or gaps as well as to repair such defects in a way that does not degrade the quality of a voice conversation. If this problem is not solved, the convergence of circuit and packet networks may never fully occur or may occur at a much slower rate than we anticipate. It may also be difficult or time-consuming for the industry to agree to standards incorporating any one solution addressing any such technical issues, if such a solution exists. Without uniform standards, substantial convergence of circuit and packet networks may not occur or may take longer than anticipated.

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

The restatement of our consolidated financial statements and related events could have a material adverse effect on us.

As discussed in Note 2 of the “Notes to Consolidated Financial Statements” contained in Item 15 of this Annual Report on Form 10-K, we have restated our consolidated financial statements to correct certain errors in our prior period financial statements. These errors principally related to (i) our application of Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”), (ii) the misclassification of costs, specifically the classification of certain customer service costs as costs of sales, in accordance with Article 5 of Regulation S-X and (iii) our accounting, presentation and disclosure of certain financial statement items such as deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” and certain prior period purchase accounting entries. We have corrected these errors through a restatement in this Annual Report of our previously issued financial statements for (i) the year ended December 31, 2003, (ii) the year ended December 31, 2004 and the unaudited quarterly financial data for each of the quarters therein, and (iii) the unaudited quarterly financial data for each of the quarters in the nine months ended September 30, 2005 (the “Restatement”). The need for the Restatement resulted in delays in the filing of this Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

For more information on the Restatement, see (i) Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, (ii) Item 9A — Controls and Procedures and (iii) Note 2 to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

As a result of the Restatement, we have become subject to the following risks. Each of these risks could have a material adverse effect on our business, results of operations, financial condition and liquidity.

•	We could be subject to civil litigation, including class action shareholder actions, which if decided against us, could require us to pay substantial judgments, settlements or other penalties.

•	Negative publicity relating to the Restatement may adversely affect our business and the market price of our publicly traded securities.

•	The delayed filing of this Annual Report caused us to be in violation of (i) certain covenants under our credit facility and (ii) the indenture related to our 2.25% Senior Subordinated Convertible Notes due 2008. We received an extension until June 30, 2006 for the delivery of our audited 2005 financial statements and unaudited financial information for the first quarter of 2006 required under our credit facility from the lender under that facility. With respect to our 2.25% Senior Subordinated Convertible Notes due 2008, had we been unable to file this Annual Report by May 31, 2006, an Event of Default would have occurred, and either the Trustee or the holders of 25% in aggregate principal of the notes could then have declared the notes to be currently due and payable. As a result of the delay in filing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 by the close of business on May 25, 2006, we were not in compliance with our obligation to deliver our Quarterly Report on Form 10-Q to the Trustee under the indenture governing the notes. As such, it is possible that the Trustee or the holders of the notes may seek to accelerate the repayment of that debt if they give us a notice of default after May 25, 2006, and the default is not cured within 60 days thereafter. In addition, it is possible that we will not have completed our financial statements for the quarter ended March 31, 2006 by June 30, 2006, and that the lender under our credit facility will not grant us a further extension of the deadline for delivering those financial statements.

•	We have identified a material weakness related to our internal control over financial reporting and concluded that our internal control over financial reporting is ineffective as of December 31, 2005, which has its own risks as discussed below.

•	Should we be unable to file our Form 10-Q for the first quarter of 2006 by July 17, 2006, the extended deadline provided by the Nasdaq, the Nasdaq could delist Tekelec’s common shares.

•	If our Common Stock is delisted as a result of any failure to file our Form 10-Q for the first quarter of 2006 by Nasdaq’s extended deadline of July 17, 2006, then any holder of our 2.25% Senior Subordinated Convertible Notes due 2008 may require us to redeem the holder’s notes and we will also be in default under our credit facility.

•	Due to the negative publicity with respect to the Restatement and the associated uncertainty in the equity markets, we may be unable to attract or retain the personnel necessary to achieve our business objectives.

•	Management’s focus on achieving our business objectives has and may continue to be diverted to addressing (i) the Restatement effort, (ii) customers’, employees’, investors’ and regulators’ questions and concerns regarding the Restatement, (iii) improvements in Tekelec’s public image, which may have been negatively impacted by the Restatement, with its customers and in the financial markets, and (iv) any subsequent litigation that may result from the Restatement.

•	The SEC may review the Restatement and require further amendment of our public filings.

•	We have incurred and may continue to incur significant expenses and costs associated with the Restatement and each of the above items.

We have identified a material weakness in our disclosure controls and procedures and our internal control over financial reporting, which, if not remediated effectively, could have an adverse effect on the trading price of our Common Stock and otherwise seriously harm our business.

In connection with the documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that our disclosure controls and procedures and our internal control over financial reporting had a material weakness as of December 31, 2005. Please refer to Item 9A of this Annual Report for further discussion of this material weakness. We have taken certain actions to begin to address this material weakness. Our inability to remediate such material weakness promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual SEC reporting requirements in a timely manner. These effects could in turn adversely affect the trading price of our Common Stock. Prior to the remediation of this material weakness, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a further restatement of our financial statements. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities.

We may not realize the anticipated benefits of past or future acquisitions, and integration of acquisitions may disrupt our business and management.

Our growth is dependent on a number of factors, including market growth, our ability to enhance existing products, our ability to introduce new products on a timely basis and market acceptance of our existing and new products. Our growth strategy includes acquiring new products and technologies through acquisitions, strategic alliances and joint ventures.

We have in the past and may in the future grow through the acquisition of companies, products or technologies. During the last three years, we have engaged in a number of acquisitions, including our acquisitions of Santera, Taqua, Steleus, VocalData and iptelorg. Acquisitions are inherently risky and no assurance can be given that our previous or future acquisitions will be successful or will not materially and adversely affect our business, operating results or financial condition. We may not realize the expected benefits of an acquisition. In addition, acquisitions may also lead to potential write-downs, restructuring, or other one-time charges due to unforeseen business developments, which charges may adversely affect our earnings. For example, at the time of our acquisition of Taqua, we, along with several of our competitors, expected the market for small switch service providers to grow rapidly in the coming years. We acquired Taqua in 2004 in order to expand our next-generation switching product line to address this market. This market to date has failed to meet the growth projections estimated by us and, as a result, this product line has consistently underperformed against expectations. As a result of a significant shortfall in orders for these products compared with expectations, in the fourth quarter of 2005, we reassessed our forecast of Taqua’s future revenues and cash flows and concluded that an impairment existed. Therefore, we recorded charges to write-off a total of approximately $49.9 million of impaired purchased technology and goodwill that was originally recorded in connection with our acquisition of Taqua in 2004.

We expect to continue to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. If we make any further acquisitions, we may issue stock that would dilute our existing shareholders’ percentage ownership or our earnings per share, incur substantial debt or assume contingent or unknown liabilities. We have limited experience in acquiring other businesses and technologies. Acquisitions involve numerous risks, including the following:

•	problems or delays integrating or assimilating the acquired operations, technologies or products;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	unanticipated costs associated with the acquisition;

•	disruption of our on-going business and distraction of our management and employees due to integration issues;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	our relationships with employees, customers, partners or third-party providers of technology or products could be impaired;

•	the due diligence processes may fail to identify significant issues with product quality, architecture and development, or legal and financial contingencies, among other things;

•	we may incur significant exit charges if the products acquired in business combinations are unsuccessful;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of the acquired organization’s or our own key employees.

Ultimately, if we do not successfully complete the integration of acquired businesses in a timely manner, or at all, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition or results of operations. We cannot assure you that we will be successful in overcoming problems in connection with our past or future acquisitions, and our inability to do so could significantly harm our assets acquired in such acquisitions, revenues and results of operations.

We may incur future restructuring charges, which may adversely impact our operations.

During 2004 and 2005, we undertook a series of restructurings of our operations involving, among other things, the reduction of our workforce, the relocation of our corporate headquarters and the consolidation of certain of our manufacturing facilities (the “Restructurings”). As part of the Restructurings, we ceased to use certain of our leased facilities. If we consolidate additional facilities in the future, we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

We also cannot assure you that we will not reduce or otherwise adjust our workforce again in connection with future restructurings and incur substantial costs in connection with such restructurings. In addition, employees, whether or not directly affected by the restructuring, may seek future employment with our business partners, customers or competitors. We cannot assure you that the confidential nature of certain proprietary information will not be compromised in the course of such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty attracting such personnel as a result of a perceived risk of future workforce reductions.

If we do not successfully manage the size of our operations, our profitability may be negatively impacted.

If we fail to manage the size of our operations effectively, our business, financial condition or results of operations could be materially and adversely affected. In the past three years, our business has grown rapidly as a result of strategic acquisitions and other factors. This growth in our business has placed a significant strain on our management systems and resources. As part of integrating these acquisitions into our operations, we identified certain cost synergies, primarily facility consolidations and headcount reductions, in order to positively affect future operating income. As a result of these decisions, management completed a series of Restructurings, as described more fully in Note 5 to the accompanying consolidated financial statements. Restructurings have particular risks, many of which are discussed above under “We may incur future restructuring charges, which may adversely impact our operations.” In addition, as our operations continue to grow, we may need to implement new systems or upgrade current systems. The failure to successfully implement such new or improved systems could materially and adversely affect our business, financial condition or results of operations.

The majority of our expenses are personnel-related costs such as employee compensation and benefits, along with the cost of the infrastructure (occupancy and equipment) to support our employee base. The failure to adjust our employee base to the appropriate level to support our revenues could materially and adversely affect our business, operating results and financial condition. In addition, expanding the distribution of our products may place new and increased demands on our direct sales force, professional services staff, and technical and sales support staff. Although we currently believe that we invest sufficient resources in our direct sales force, professional services staff, and our technical and sales support staff, there are only a limited number of qualified personnel in these areas. Our ability to achieve expanded distribution and revenue growth in the future will depend, in part, on our success in recruiting and training sufficient direct sales, professional services, and technical and sales support personnel. If we are not able to expand our direct sales force, professional services staff, and technical and sales support staff as necessary to support our operations, our business and operations could be harmed.

Decreased effectiveness of equity compensation could negatively impact our ability to attract and retain employees, and a modification to our equity compensation strategy or recent changes in accounting for equity compensation could adversely affect our earnings.

Accounting principles generally accepted in the United States are subject to interpretation and/or promulgation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the implementation of a new accounting principle.

For the year ended December 31, 2005, we accounted for stock options under APB No. 25, “Accounting for Stock Issued to Employees” and interpretations thereof (collectively referred to as “APB 25”) and, accordingly, we recorded compensation expense related to stock options if the current market price of the underlying stock exceeded the exercise price of the stock option on the date of grant. On December 15, 2004, the FASB issued SFAS 123(R), “Share-Based Payment” (“SFAS 123R”), under which we are required to expense stock options and other forms of equity incentives in our statement of operations no later than January 1, 2006. SFAS 123R applies to all outstanding stock options and other forms of equity incentives that are not vested at January 1, 2006 and grants of new stock options and other forms of equity incentives made subsequent to that date.

The adoption of SFAS 123R will cause our reported stock compensation cost to materially increase beginning in our first quarter of 2006 and will have a significant impact on our results of operations. We are still evaluating the impact of SFAS 123R on our consolidated financial position, results of operations, and cash flows. We currently estimate, however, that the adoption of SFAS 123R could result in a reduction of as much as $23 million in our annual after tax earnings for 2006. This is a preliminary estimate of the impact and is based on the expense associated with stock options outstanding as of December 31, 2005 (including stock-based compensation under our employee stock purchase plan) and a preliminary estimate of stock-based compensation expected to be issued during the year. The actual impact to our earnings in 2006 could differ materially from our current estimate.

We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The changing regulatory landscape could make it more difficult and expensive for us to grant stock options to employees in the future. In light of these changes, we have modified our equity compensation strategy to emphasize equity incentives other than stock options, including increased use of certain restricted stock units. We may in the future consider stock incentives that contain performance-related features. If employees believe that the incentives that they would receive under a modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. In addition, the use of alternative equity incentives may increase our compensation expense and may negatively impact our earnings. To the extent that new regulations make it more difficult or expensive to grant equity instruments to employees, we may incur increased compensation costs, further change our equity compensation strategy or find it increasingly difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, financial condition or results of operations.

If our products do not satisfy customer demand for performance or price, our customers could purchase products from our competitors.

The telecommunications equipment industry in which we operate is highly competitive, and we expect that the level of competition on pricing and product offerings will continue to be intense. If we are not able to compete successfully against our current and future competitors, our current and potential customers may choose to purchase similar products offered by our competitors, which would negatively affect our revenues. We face formidable competition from a number of companies offering a variety of network signaling, next-generation switching, monitoring and contact center products. The markets for our products are subject to rapid technological changes, evolving industry standards and regulatory developments. Our competitors include many large domestic and international companies as well as many smaller established and emerging technology companies. We compete principally on the basis of:

•	product performance and functionality;

•	product quality and reliability;

•	customer service and support; and

•	price.

Many of our competitors have substantially broader product portfolios and greater financial and technological resources, product development, marketing, distribution and support capabilities, name recognition, established relationships with telecommunications service providers and other resources than we have. In addition, new competitors may enter our markets as a result of shifts in technology, and these competitors may include entrants from the telecommunications, computer software, computer services, data networking and semiconductor industries.

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

Historically, a limited number of customers have accounted for a significant percentage of our quarterly and annual network signaling revenues. Less than 10% of our customers accounted for approximately 50% of our revenues in each of 2005, 2004 and 2003. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In 2005, Alcatel represented approximately 17% of our revenues and in 2005 and 2004, Cingular, including our business with AT&T prior to the merger of Cingular and AT&T Wireless, represented approximately 17% and 12%, respectively, of our annual revenues. Reductions, delays or cancellations of orders from one or more of our significant customers, or the loss of one or more of our significant customers in any period could have a material adverse effect on our operating results. In addition, the telecommunications industry has recently experienced a consolidation of both U.S. and non-U.S. companies. We also anticipate that the mix of our customers in each fiscal period will continue to vary. In order to increase our revenues, we will need to attract additional significant customers on an ongoing basis. Our failure to attract a sufficient number of such customers during a particular period could adversely affect our revenues, profitability and cash flow.

If we fail to develop or introduce new products in a timely fashion, our business will suffer.

If we fail to develop or introduce on a timely basis new products or product enhancements or features that achieve market acceptance, our business will suffer. Rapidly changing technology, frequent new product introductions and enhancements, short product life cycles, changes in customer requirements and evolving industry standards characterize the markets for our network signaling and next-generation switching products. Our success will depend to a significant extent upon our ability to accurately anticipate the evolution of new products, technologies and market trends and to enhance our existing products. It will also depend on our ability to timely develop and introduce innovative new products and enhancements that gain market acceptance. Finally, sales of our network signaling and next-generation switching products depend in part on the continuing development and deployment of emerging standards and our ability to offer new products and services that comply with these standards. We may not be successful in forecasting future customer requirements or in selecting, developing, manufacturing and marketing new products or enhancing our existing products on a timely or cost-effective basis. Moreover, we may encounter technical problems in connection with our product development that could result in the delayed introduction of new products or product enhancements, the cancellation of customer orders or delays in fulfilling customer orders, which could result in penalties to us. We may also focus on technologies that do not function as expected or are not widely adopted. In addition, products or technologies developed by others may render our products noncompetitive or obsolete and result in a significant reduction in orders from our customers.

Our products are complex and may have errors that are not detected until deployment, and litigation related to warranty and product liability claims could be expensive and could negatively affect our reputation and profitability.

We may be exposed to warranty, breach of contract, product liability, fraud and other claims if our products fail to perform as expected or the use of our products results in property damage or bodily injury. Products as highly complex as ours may contain undetected defects or errors when first introduced or as new versions are released, and those defects or errors may not be detected until deployment or long after a product has been deployed. Such defects or errors, particularly those that result in service interruptions or a failure of telecommunications networks or our signaling or switching products, could harm our customer relationships, business and reputation, and result in material warranty or product liability losses and there can be no assurances that our products will not have defects or errors. A warranty or product liability claim brought against us could result in costly, protracted, highly disruptive and time consuming litigation, which would harm our business. In addition, we may be subject to claims arising from our failure to properly service or maintain our products or to adequately remedy defects in our products once such defects have been detected. Although our agreements with our customers typically contain provisions designed to limit our exposure to potential warranty and product liability claims, it is possible that these limitations may not be effective under the laws of some jurisdictions, particularly since we have significant international sales. Although we maintain product liability insurance and a warranty reserve, it may not be sufficient to cover all claims to which we may be subject. The successful assertion against us of one or a series of large uninsured claims would harm our business. Our sale and support of products entail the risk of these types of claims and subject us to such claims in the future.

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

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

We are subject to rules and regulations of federal, state and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have during the past few years issued new requirements and regulations and continue to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 (“SOX”). Our efforts to comply with these regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors’ audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

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

Changes in telecommunications regulation and tariffs could harm our prospects and future sales.

Changes in telecommunications requirements in the United States or other countries could affect the sales of our products. In particular, we believe that there may be future changes in U.S. telecommunications regulations that could slow the expansion of the service providers’ network infrastructures and materially adversely affect our business, operating results, and financial condition. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our products for certain classes of customers. Additionally, in the United States, our products must comply with various FCC requirements and regulations. In countries outside of the United States, our products must meet various requirements of local telecommunications authorities. Changes in tariffs or failure by us to obtain timely approval of products could have a material adverse effect on our business, operating results, and financial condition.

We have significant international sales, and international markets have inherent risks.

International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and duties, changes in a country’s political or economic conditions including military conflicts or political or social unrest, difficulties in staffing and managing foreign operations and distributors, longer accounts receivable cycles, differing technology standards and customer requirements, greater difficulty in accounts receivable collection, trade regulations, nationalization of business, economic instability and potentially adverse tax consequences. Doing business overseas is generally more costly than doing business in the United States. Internationally, we sell our products through our direct sales force, sales agents and distribution relationships. We also sell direct through our wholly owned subsidiaries in Brazil, Canada, the Czech Republic, France, Germany, Hong Kong, India, Italy, Malaysia, Mexico, Singapore, Spain, Taiwan and United Kingdom and our sales offices in China, the Netherlands and the Russian Federation. Total international revenues for 2005, 2004 and 2003 were $146.8 million, $96.2 million and $44.8 million, respectively, representing 27%, 26% and 18% of our total revenues, respectively. We expect that international sales will continue to account for a significant portion of our revenues in future periods.

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

In particular, if we are not able to manage our continuing expansion into Europe, Asia Pacific and Latin America, our business may suffer. In addition, we have limited operations in Asia Pacific and Latin America, and we may have difficulty establishing relationships, building name recognition or penetrating these markets, which could adversely affect our performance in these markets. Moreover, telecommunications networks outside of the United States generally have a different structure, and our products may not be completely compatible with this different structure. As a result, our products may not be competitive with those of our competitors.

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

Failure to retain and recruit key personnel could harm our ability to meet key objectives.

We depend to a significant extent upon the continuing services and contributions of our senior management team and other key employees, particularly Franco Plastina, our President and Chief Executive Officer, and William Everett, our Senior Vice President and Chief Financial Officer. We generally do not have long-term employment agreements or other arrangements with our employees that would prevent them from leaving Tekelec. Our success also has depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. Competition for these personnel is intense. Equity compensation awards including stock option grants are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. Volatility, lack of positive performance in our stock price or changes to our compensation program, including our equity based incentive programs, may also adversely affect our ability to retain key employees, virtually all of whom have been granted stock options or other equity based compensation. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions.

In recent years, we have had members of our senior management announce their departure from our company. We replace these individuals with either internal candidates or individuals from outside our organization. While our internal candidates understand our business model, they must learn a new position and take on additional or new responsibilities, which could take time and result in the disruption to our on-going operations. To integrate into our company, new senior personnel must spend a significant amount of time learning our business model and management systems, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems, their integration may result in some disruption to our on-going operations. Additionally, we may need to hire additional personnel in general or to replace internal candidates who have been promoted and as a result, we may experience increased compensation costs that are not offset by either improved productivity or higher prices. We may also incur significant severance costs in relation to the departure of members of our senior management.

Adverse resolution of litigation may harm our operating results or financial condition.

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. Further, our future effective tax rates may be impacted as a result of our adoption of SFAS 123R as no tax benefit is recorded for stock-based compensation expense related to incentive stock options or ISOs, except where shares acquired through the exercise of an ISO are disposed of prior to meeting the statutory holding period requirements under the Internal Revenue Code. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions — an interpretation of FASB Statement No. 109.” The proposed interpretation proposes changes to the current accounting for uncertain tax positions. While we cannot predict with certainty the rules in the final interpretation, there is risk that the final interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

Problems such as computer viruses or terrorism may disrupt our operations and harm our operating results.

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may meet with resistance. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the U.S. and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Similarly, events such as widespread blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates and, therefore, impairment of our investments could harm our earnings.

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in publicly traded companies, the values of which are subject to market price volatility. If there is an economic slowdown which adversely affects the public equities market, we may recognize in earnings the decline in fair value of our publicly traded equity investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of this Annual Report. Our investment in a private company is subject to risk of loss of investment capital. This investment is inherently risky because the markets for the technologies or products it has under development are typically in the early stages and may never materialize. We may not be able to recover our $7.3 million investment in this company.

There can be no assurances that our measures to protect our proprietary technology and other intellectual property rights are adequate, and if we fail to protect those rights, our business would be harmed.

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

Our pending patent and trademark registration applications may not be allowed, and our competitors and others may challenge the validity or scope of our patent or trademark registration applications. If we do not receive the patents or trademark registrations we seek, or if other problems arise with our intellectual property, our competitiveness could be significantly impaired and our business, operations and prospects may suffer. In addition, from time to time we face challenges to the validity or enforceability of our proprietary rights and litigation may be necessary to enforce and protect our rights, to determine the validity and scope of our proprietary rights and the rights of others, or to defend against claims of infringement or invalidity. Any such litigation would be expensive and time consuming, would divert the attention of our management and key personnel from business operations and would likely harm our business and operating results.

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

We outsource a substantial portion of our manufacturing and repair service operations to independent contract manufacturers and other third parties. Our contract manufacturers typically manufacture our products based on rolling forecasts of our product needs that we provide to them on a regular basis. The contract manufacturers are responsible for procuring components necessary to build our products based on our rolling forecasts, build and assemble the products, test the products in accordance with our specifications and then ship the products to us. We configure the products to our customer requirements, conduct final testing and then ship the products to our customers. Although we currently partner with multiple major contract manufacturers, there can be no assurance that we will not encounter problems as we become increasingly dependent on contract manufacturers to provide these manufacturing services.

If we fail to accurately predict our manufacturing requirements or forecast customer demand, we may incur additional costs and our margins and financial results could be adversely affected. If we overestimate our requirements, our contract manufacturers may experience an oversupply of components and assess us charges for excess or obsolete components that could adversely affect our margins. If we underestimate our requirements, our contract manufacturers may have inadequate inventory or components, which could interrupt manufacturing and result in higher manufacturing costs, shipment delays, damage customer relationships and/or result in our payment of penalties to our customers.

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

Certain of our products contain subsystems or components acquired from third parties. These products are often available only from a limited number of manufacturers. In the event that a product becomes obsolete or otherwise unavailable from a current third party vendor, second sourcing would be required. This sourcing may not be available on reasonable terms, if at all, and could delay customer deliveries, resulting in penalties and/or other adverse impacts on our business.

We are exposed to the credit risk of some of our customers and to credit exposures in certain markets.

We are vulnerable to downturns in the economy and the telecommunications industry and to adverse changes in our customers’ businesses and financial condition. The recent slowdown in the economy in general and in the telecommunications market in particular has weakened the financial condition of many of our customers, which has adversely affected their creditworthiness. Although we have programs in place to monitor and mitigate the associated risks, there can be no assurance that such programs will be effective in reducing our credit risks and avoiding credit losses. We also continue to monitor credit exposure from weakened financial conditions in certain geographic regions, and the impact that such conditions may have on the worldwide economy. We have periodically experienced losses due to customers’ failing to meet their obligations. Although these losses have not been significant, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

Our business and operations are subject to the risks of earthquakes, floods, hurricanes and other natural disasters.

Our operations could be subject to natural disasters and other business disruptions, which could adversely affect our business and financial results. A number of our facilities and those of our suppliers, our contract manufacturers, and our customers are located in areas that have been affected by natural disasters such as earthquakes, floods or hurricanes in the past. A significant natural disaster could have a material adverse impact on our business, operating results, and financial condition. We are predominantly self-insured for losses and interruptions caused by earthquakes, floods, hurricanes and other natural or manmade disasters.

Our stock price may continue to be volatile.

The trading price of our Common Stock has fluctuated substantially in recent years. The trading price may be subject to significant fluctuations in response to (i) variations in quarterly operating results; (ii) the gain or loss of significant orders; (iii) changes in earnings estimates by analysts; (iv) changes in our revenue and/or earnings guidance as announced in our earnings calls; (v) announcements of technological innovations or new products by us or our competitors; (vi) changes in domestic and international economic, political and business conditions; (vii) general conditions in the telecommunication industry; (viii) the recent lack of public confidence in corporate governance and accounting practices; and (ix) other events or factors such as our Restatement. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market prices for many companies in industries similar or related to ours and that have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our Common Stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

Our headquarters are located in Morrisville, North Carolina in facilities consisting of approximately 316,000 square feet under leases expiring in 2009 and 2011. This facility is used primarily for our corporate offices and for the engineering, product development, sales, customer support and principal internal manufacturing operations of our Network Signaling Group and Communication Software Solutions Group. Prior to 2006, our corporate headquarters were located in Calabasas, California, and we continue to lease approximately 1,200 square feet in Calabasas on a month-to-month basis. Our Communications Software Solutions Group also occupies approximately 42,000 square feet in Mulhouse, France and Lyon, France under leases expiring in 2008.

Our Switching Solutions Group occupies two facilities in Plano, Texas consisting of approximately 169,000 square feet and 94,000 square feet under leases expiring in 2013.

Our IEX Contact Center Group leases a facility consisting of approximately 51,000 square feet in Richardson, Texas under a lease expiring in February 2013. The IEX facility is used for engineering, product development, customer support, and general administrative and sales activities for our contact center products.

We currently also occupy a number of domestic and international sales and support offices pursuant to leases that expire between March 2006 and February 2016. Specifically, our international subsidiaries, sales and customer service locations are in Sao Paulo, Brazil; Beijing and Shanghai, China; Singapore; St. Petersburg, the Russian Federation; Guadalajara and Mexico City, Mexico; New Delhi, India; Amsterdam, the Netherlands; Madrid, Spain; Berlin and Grisheim, Germany; Rome, Italy; Prague, Czech Republic; Kuala Lumpur, Malaysia; Trappes, France; Egham, United Kingdom; Kowloon, Hong Kong; Ontario, Canada; and Taipei, Taiwan. We also have seven regional sales offices domestically in San Diego, California; Englewood, Colorado; Irving, Texas; Bethesda, Maryland; Mount Laurel, New Jersey; Miami, Florida and Marietta, Georgia.

We believe that our existing facilities will be adequate to meet our needs at least through 2006, and that we will be able to obtain additional space when, where and as needed on acceptable terms. See Note 14 to the consolidated financial statements for more information regarding our lease obligations.

Item 3.	Legal Proceedings.

From time to time, various claims and litigation are asserted or commenced against us arising from or related to contractual matters, intellectual property matters, product warranties and personnel and employment disputes. As to such claims and litigation, we can give no assurance that we will prevail. However, we currently do not believe that the ultimate outcome of any pending matters, other than possibly the litigation with Bouygues Telecom, S.A. as described below, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Bouygues Telecom, S.A., vs. Tekelec

On February 24, 2005, Bouygues Telecom, S.A., a French telecommunications operator, filed a complaint against Tekelec in the United States District Court for the Central District of California seeking damages for economic losses caused by a service interruption Bouygues Telecom experienced in its cellular telephone network in November 2004. The amount of damages sought by Bouygues Telecom was $81 million plus unspecified punitive damages and attorneys’ fees. In its complaint, Bouygues Telecom alleged that the service interruption was caused by the malfunctioning of certain virtual home location register (HLR) servers (i.e., servers storing information about subscribers to a mobile network) provided by Tekelec to Bouygues Telecom.

On April 21, 2005, Tekelec filed a motion to transfer venue of the lawsuit from the Central District of California to the Eastern District of North Carolina and concurrently filed a motion to dismiss six of the twelve claims for relief contained in Bouygues Telecom’s complaint. On June 8, 2005, the District Court entered a written order granting Tekelec’s motion to transfer and deeming the motion to dismiss to be “moot” given the transfer.

On July 6, 2005, Tekelec filed a motion for an extension of time to file a revised motion to dismiss in North Carolina. The District Court granted that motion in an order dated July 19, 2005, and Tekelec filed a revised motion to dismiss the claims of Bouygues Telecom for strict products liability, negligence, breach of fiduciary duty, unfair competition, equitable indemnity, interference with prospective economic advantage and interference with contract. On July 26, 2005, Bouygues Telecom filed a motion to “rescind” the Court’s July 19 order and to strike Tekelec’s revised motion to dismiss. Tekelec opposed Bouygues’ motion, and on September 6, 2005, the Court entered an order finding that Tekelec’s revised motion to dismiss was proper, and setting a deadline of October 17, 2005 (later extended to October 21, 2005) for Bouygues to respond to the revised motion to dismiss or file an amended complaint.

On October 21, 2005, Bouygues Telecom filed (i) a motion to substitute counsel and (ii) an amended complaint. The motion to substitute counsel was granted. The amended complaint alleges claims for strict products liability, negligence, breach of express warranty, negligent interference with contract, negligent interference with economic advantage, intentional misrepresentation, negligent misrepresentation, fraud based on concealment, breach of fiduciary duty, equitable indemnity, unfair competition under California Business and Professions Code section 17200, unfair and deceptive trade practices, breach of contract, alter ego liability, promissory estoppel and a direct claim under French law. The amended complaint is based on similar facts as the original complaint and seeks $80 million in compensatory damages plus unspecified punitive damages and attorneys’ fees.

On December 19, 2005, Tekelec filed (i) a motion to dismiss Bouygues’ amended complaint, pursuant to Rule 12(b)(3) of the Federal Rules of Civil Procedure (“FRCP”), on the ground that the forum selection clauses in the contracts for the sale and maintenance of the EAGLE System at issue provide for exclusive jurisdiction in France, (ii) a motion to dismiss Bouygues’ amended complaint, pursuant to FRCP Rule 12(b)(7), on the ground that Bouygues has failed to join a party, Tekelec Limited, which is indispensable to the action pursuant to FRCP Rule 19 but which cannot be made a party in the United States District Court for the Eastern District of North Carolina because of the impact on diversity jurisdiction, and (iii) a motion to dismiss the alleged tort claims in Bouygues’ amended complaint, pursuant to FRCP Rule 12(b)(6) on the ground that French law, which applies to this dispute based on the French choice of law clause in the contracts for the sale of the EAGLE System at issue, prohibits Bouygues from bringing tort claims for damages arising out of a contractual relationship.

On April 10, 2006, Bouygues Telecom served responses to Tekelec’s first set of interrogatories. In the responses, Bouygues Telecom contends, among other things, that its estimated damages are at least $105.7 million, not including interest, punitive damages, and attorneys’ fees or costs.

The Court has not yet ruled on Tekelec’s motions to dismiss. A hearing on the motions was held on April 26, 2006, and the Magistrate Judge submitted a Memorandum to the District Court on May 26, 2006, recommending that the Court dismiss Bouygues’ promissory estoppel and alter ego claims. The Magistrate Judge recommended against dismissing the other claims, including the tort claims. Both Tekelec and Bouygues have an opportunity to submit written objections to the Magistrate Judge’s proposed findings and recommendations before the Court rules on Tekelec’s motions to dismiss. A mediation is presently scheduled for May 31, 2006.

Although Tekelec is still evaluating the claims asserted by Bouygues, Tekelec intends to defend vigorously against the action and believes Bouygues’ claims could not support the damage figures alleged in the amended complaint. At this stage of the litigation, management cannot assess the likely outcome of this matter; however, it is possible that an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows. The Company is unable to estimate the potential financial impact this matter could have on the Company.

IEX Corporation vs. Blue Pumpkin Software, Inc.

In January 2001, IEX Corporation, a wholly owned subsidiary of Tekelec (“IEX”), filed suit against Blue Pumpkin Software, Inc. (“Blue Pumpkin”), in the United States District Court for the Eastern District of Texas, Sherman Division. IEX asserted that Blue Pumpkin’s Director and Director Enterprise products infringed United States Patent No. 6,044,355 held by IEX. In the suit, IEX sought damages and an injunction prohibiting Blue Pumpkin’s further infringement of the patent. In February 2001, Blue Pumpkin responded to IEX’s suit denying that Blue Pumpkin infringed IEX’s patent and asserting that such patent was invalid.

A Markman hearing took place in March 2002, to construe the claims of the ‘355 patent. The Court revisited Markman-related issues in February 2003. Both parties conducted extensive discovery. In early 2003, Blue Pumpkin filed a motion for summary judgment based on its position that it did not infringe the ‘355 patent. In July 2003, a magistrate judge recommended that the Court enter summary judgment in favor of Blue Pumpkin. The District Court entered the summary judgment, and IEX appealed that decision to the Court of Appeals for the Federal Circuit (“CFAC”). The CFAC vacated the summary judgment and remanded the case to the District Court for further consideration. Blue Pumpkin filed another motion for summary judgment of noninfringement in October 2005.

In October 2005, Blue Pumpkin Software LLC (“Blue Pumpkin LLC”), the successor to Blue Pumpkin, filed a lawsuit against IEX Corporation (“IEX”), in the United States District Court for the Northern District of Georgia, Atlanta Division. Blue Pumpkin LLC asserted that IEX’s software products infringed United States Patent No. 6,952,732 held by Blue Pumpkin LLC. Blue Pumpkin LLC sought damages and an injunction prohibiting IEX’s further alleged infringement of the patent. IEX filed an Answer denying the claims of the suit, and seeking a declaration that the Blue Pumpkin LLC patent was invalid and not infringed.

In December 2005, the parties entered into a settlement agreement resolving both the IEX litigation against Blue Pumpkin and the Blue Pumpkin LLC litigation against IEX. Final settlement documents were executed by the parties on April 6, 2006, and both lawsuits have been dismissed with prejudice. Pursuant to the settlement agreement, each party granted to the other a release and cross-license of the patents asserted in the lawsuits. Blue Pumpkin made a balancing license payment to IEX in the amount of $8.25 million on April 7, 2006, and Blue Pumpkin is obligated to make six additional annual payments of $500,000 each beginning April 1, 2007 and ending April 1, 2012.

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

Lemelson did not identify the specific Tekelec products or processes that allegedly infringe the patents at issue. Several Arizona lawsuits, including the lawsuit in which Tekelec was a named defendant, involve the same patents and have been stayed pending a non-appealable resolution of a lawsuit involving the same patents in the United States District Court for the District of Nevada. On January 23, 2004, the Court in the District of Nevada case issued an Order finding that certain Lemelson patents covering bar code technology and machine vision technology were: (1) unenforceable under the doctrine of prosecution laches; (2) not infringed by any of the accused products sold by any of the eight accused infringers; and (3) invalid for lack of written description and enablement. In September 2004, Lemelson filed its appeal brief with the Court of Appeals for the Federal Circuit (“CAFC”) for the related Nevada litigation, and in December 2004, the defendants in the related Nevada litigation filed their reply brief. In June 2005, the CAFC held an oral argument for the appeal. On September 9, 2005, the CAFC affirmed the United States District Court for the District of Nevada. On December 22, 2005, Lemelson moved to dismiss with prejudice certain patent claims in the lawsuit, including all of the claims that Lemelson asserted against Tekelec. On February 3, 2006, the Court granted Lemelson’s motion and dismissed the lawsuit with prejudice against some of the accused infringers, including Tekelec.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on The Nasdaq Stock Market under the symbol TKLC. The following table sets forth the range of high and low sales prices for our Common Stock for the periods indicated. As of May 15, 2006, there were 234 shareholders of record of our Common Stock. This number does not include shareholders for whom shares are held in “nominee” or “street name.”

	High	Low

2004
First Quarter	$21.25	$15.46
Second Quarter	18.65	15.30
Third Quarter	19.86	15.90
Fourth Quarter	25.76	17.17
2005
First Quarter	$20.85	$15.14
Second Quarter	17.19	11.77
Third Quarter	21.15	15.45
Fourth Quarter	21.01	12.00

We have never paid a cash dividend on our Common Stock. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

For information concerning the Company’s equity compensation plans, please see “Equity Compensation Plan Information” in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” below.

Item 6.	Selected Financial Data.

As discussed further in Note 2 of the “Notes to Consolidated Financial Statements” contained in Item 15 of this Annual Report, we have restated our consolidated financial statements for the years ended December 31, 2004 and 2003 and the unaudited quarterly financial information for each of the quarters in the nine months ended September 30, 2005 and for each of the quarters in the year ended December 31, 2004. Specifically, we have restated our consolidated financial statements as the result of certain errors that existed in our previously issued financial statements, principally related to our application of Statement of Position 97-2 “Software Revenue Recognition” and related interpretations thereof (“SOP 97-2”) and to our accounting, presentation and disclosure of certain financial statement items such as (i) customer service costs, (ii) deferred income taxes deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) and (iii) certain miscellaneous accrued expenses and prior period purchase accounting entries.

The statement of operations data included in the selected consolidated financial data set forth below for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data set forth below at December 31, 2005 and 2004 are derived from, and are qualified in their entirety by reference to, our audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The statement of operations data set forth below for the years ended December 31, 2002 and 2001 and the balance sheet data set forth below at December 31, 2003, 2002 and 2001 has been restated to conform to the financial statements included in this Form 10-K and is presented herein on an unaudited basis. The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

The statements of operations data set forth below are adjusted to reflect the sale of our Network Diagnostics Division (“NDD”) in August 2002, which was accounted for as a discontinued operation. Accordingly, the historical statements of operations data for periods prior to the sale have been revised to reflect NDD as a discontinued operation. For the year ended December 31, 2003, the statement of operations data set forth below reflects the financial results of Santera after the date of acquisition, June 10, 2003, less minority interest. For the year ended December 31, 2004, the statement of operations data set forth below reflects the financial results of Taqua after the date of acquisition, April 8, 2004, the results of VocalData after the date of acquisition, September 20, 2004, and the results of Steleus after the date of acquisition, October 14, 2004. For the year ended December 31, 2005, the statement of operations data set forth below reflects the financial results of iptelorg GmbH after the date of acquisition, July 13, 2005, and 100% of the results of Santera after the date of acquisition (October 3, 2005) of all of the shares of Santera previously held by Santera’s minority stockholders.

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(Restated)	(Restated)	(Restated)	(Restated)
	(Thousands, except per share data)

Statement of Operations Data:
Revenues	$536,909	$368,855	$253,451	$251,486	$257,566
Income (loss) from continuing operations before provision for income taxes(1)	(44,122)	19,343	6,167	17,441	5,297
Income (loss) from continuing operations(1)	(33,741)	18,179	14,040	11,855	(3,075)
Income (loss) from discontinued operation, net of income taxes	—	—	—	(3,308)	(289)
Gain on sale of discontinued operation, net of income taxes	—	—	3,293	28,312	—
Net income (loss) (1)(2)	(33,741)	18,179	17,333	36,859	(3,364)
Earnings (loss) per share from continuing operations (1):
Basic	$(0.51)	$0.29	$0.23	$0.20	$(0.05)
Diluted	(0.51)	0.27	0.22	0.19	(0.05)
Earnings (loss) per share from discontinued operation:
Basic	$—	$—	$—	$(0.05)	$—
Diluted	—	—	—	(0.05)	—
Earnings per share from gain on sale of discontinued operation:
Basic	$—	$—	$0.05	$0.47	$—
Diluted	—	—	0.05	0.46	—
Earnings (loss) per share (1):
Basic	$(0.51)	$0.29	$0.28	$0.61	$(0.06)
Diluted	(0.51)	0.27	0.28	0.60	(0.06)
Statement of Cash Flows Data:
Net cash provided by operating activities	$66,360	$20,992	$27,673	$46,381	$89,253

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(Restated)	(Restated)	(Restated)	(Restated)
	(Thousands, except per share data)

Balance Sheet Data (at December 31):
Cash, cash equivalents and investments	$226,329	$276,982	$339,359	$309,830	$225,956
Working capital	179,074	149,304	106,367	152,026	153,282
Total assets	825,187	774,983	628,546	517,681	482,149
Total deferred revenues	231,970	178,916	109,788	77,734	82,739
Long-term liabilities	131,911	129,145	133,912	133,258	134,290
Shareholders’ equity	353,160	373,753	291,779	266,459	217,333

(1)	In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we evaluated our intangible assets and goodwill for impairment during the fourth quarter of 2005. As a result of our evaluation, we determined that certain intangible assets and the goodwill associated with our Taqua reporting unit were impaired. Accordingly, the operating results for 2005 reflect certain significant and unusual charges totaling $49.9 million related to the impaired technology ($22.7 million) and impaired goodwill ($27.2 million) associated with our Taqua reporting unit. Please refer to Note 11 of the accompanying consolidated financial statements for a further discussion of these impairments.

(2)	Net income (loss) as previously reported were $40,918,000 and $(6,899,000) for the year ended December 31, 2002 and 2001, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Previously Issued Financial Statements

As discussed further in Note 2 of the “Notes to Consolidated Financial Statements” contained in Item 15 of this Annual Report, we have restated our consolidated financial statements for the years ended December 31, 2004 and 2003 and the unaudited quarterly financial information for each of the quarters in the nine months ended September 30, 2005 and for each of the quarters in the year ended December 31, 2004. Specifically, we have restated our consolidated financial statements as the result of certain errors that existed in our previously issued financial statements, principally related to our application of SOP 97-2 and to our accounting, presentation and disclosure of certain financial statement items such as (i) customer service costs, (ii) deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and (iii) certain miscellaneous accrued expenses and prior period purchase accounting entries. All referenced amounts in this report for years ended December 31, 2004 and 2003 and prior period comparisons reflect the balances and amounts on a restated basis.

Executive Summary

The following discussion is designed to provide a better understanding of our consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This executive summary should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations in this Item 7, “Risk Factors” in Item 1A and our consolidated financial statements and the notes thereto included in Item 15 of this report.

Overview of our Business and Products

We are a developer of switching and signaling telecommunications products and services, network performance management technology, business intelligence and value-added applications. Our products and services are widely deployed in traditional and next-generation wireline and wireless networks and contact centers worldwide. We are principally engaged in the design, development, manufacture, marketing, sales and support of our telecommunications products and services. Our revenues are primarily derived from the sale of telecommunications equipment and software, the related professional services, such as installation and training services, and the related customer support, including customer extended warranty service contracts. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer’s credit standing and our history with the customer.

Our corporate headquarters are located in Morrisville, North Carolina with research and development facilities and sales offices throughout the world. We generate revenues from our products and services in four geographic regions: North America; Europe, the Middle East and Africa; the Caribbean and Latin America; and Asia and the Pacific region, including China.

We are organized into four major operating groups: the Network Signaling Group, the Switching Solutions Group, the Communications Software Solutions Group, and the IEX Contact Center Group.

Network Signaling Group.  Our Network Signaling Group products help direct and control voice and data communications. They enable carriers to establish, control and terminate calls. They also enable carriers to offer intelligent services, which include any services other than the call or data transmission itself. Examples of such services include products such as voice messaging, toll free calls (e.g., “800” calls), prepaid calling cards, text messaging and local number portability (i.e., the ability to take a phone number to another carrier).

Switching Solutions Group.  The switching portion of a network carries and routes the actual voice or data comprising a “call.” Our Switching Solutions Group is focused primarily on creating and enhancing next-generation voice switching products and services for both traditional circuit-based applications and newer packet-based applications. In a traditional circuit-based application, electronic signals carrying a voice message traverse the network following a dedicated path, or circuit, from one user to the other. Packet-based switching, however, breaks down the voice message into packets. These packets then individually traverse the network, often taking separate paths, and are then reassembled on the other side of the network prior to delivery to the recipient. Packet-based switching may utilize one of many protocols, the most common of which are Asynchronous Transfer Mode (or “ATM”) and Internet Protocol (or “IP”). Voice transported using the IP protocol is often referred to as Voice over IP (or “VoIP”). We offer switching products and services that allow network service providers to migrate their network infrastructure from circuit-based technology to packet-based technology. In addition, we offer a suite of professional services that includes network design and capacity planning, as well as installation and cutover services.

Communications Software Solutions Group.  Our Communications Software Solutions Group is focused on providing network-related intelligence products and services to telecommunications operators. These products and services enable operators to monitor their service and network performance by accessing and analyzing critical business data such as call volumes, subscriber behavior and traffic types and volumes. As part of our communications software portfolio, we offer call management, revenue assurance, monitoring, network optimization, quality of service and marketing intelligence applications. In addition, as more network providers transition from circuit to packet technology, we offer products and services that enable operators to monitor their service and network performance during the transition, helping to speed up the implementation of packet networks, while lowering their risks associated with the transition.

IEX Contact Center Group.  Our IEX Contact Center Group provides workforce management and intelligent call routing systems for single- and multiple-site contact centers. We sell our products primarily to customers in industries with significant contact center operations such as financial services, telecommunications and retail. In April 2006, we entered into an agreement to sell the operations of our IEX Contact Center Group as discussed under “Proposed Disposition of IEX Contact Center Business Unit” below.

Internal Control and Corporate Governance

As discussed further in Item 9A of this Annual Report, we found three material weaknesses, as defined in the professional accounting literature, within our internal control structure that existed as of December 31, 2004. These material weaknesses, either directly or indirectly, primarily relate to or result from our not having had as of that date sufficient personnel with the requisite knowledge of accounting principles generally accepted in the United States (“GAAP”). As discussed further in Item 9A, we believe the relocation of our corporate headquarters and the resulting transition to a new finance and accounting team have significantly improved our internal control and that the addition of new financial staff have resulted either directly or indirectly in the remediation of two of the three material weaknesses as of December 31, 2005. Further, we have made significant additional progress in 2006 towards remediating the remaining material weakness.

Notwithstanding the material weakness as of December 31, 2005 discussed above, we consider our internal control over financial reporting a high priority. We continually review all aspects and make improvements in our internal control. Our executive management is committed to ensuring that our internal control over financial reporting is complete, effective and appropriately documented. In the course of our evaluation of our internal control, we sought to identify data errors or control problems and to confirm that the appropriate corrective actions, including process improvements, were being undertaken. We also sought to deal with any control matters in this evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accordance with our ongoing procedures. Our continued objective is to maintain our internal control as a set of dynamic systems that change (including improvements and corrections) as conditions warrant.

In addition to striving to maintain an effective system of internal control relating to financial reporting, we follow high professional standards in measuring and reporting our financial performance. Specifically, we have adopted a code of conduct for all of our employees and directors that requires a high level of professionalism and ethical behavior. We believe that our accounting policies are prudent and provide a clear view of our financial performance. We utilize our internal audit function to help ensure that we follow these accounting policies and maintain our internal control. Further, our Disclosure Committee, composed primarily of senior financial and legal personnel, helps ensure the completeness and accuracy of the reporting of our financial results and our other disclosures. Prior to the release of our financial results, key members of our management review our operating results and key accounting policies and estimates with our Audit Committee, which is composed solely of independent members of our Board of Directors.

Operating Environment and Key Factors Impacting our 2005 Results

Currently, virtually all networks that carry both voice and data communications are primarily based on traditional circuit switching technology while newer data-only networks rely predominantly on packet switching technology. Networks using packet switching technology are inherently more efficient and cost effective than circuit-based networks resulting in a per-transmission- minute cost savings of up to 25% — 50% by analyst’s estimates. We believe the telecommunications industry is in the early stages of a multi-year migration to an IP Multimedia Subsystem (“IMS”) core network architecture. IMS is a packet-based core network architecture that will provide operators with increased flexibility and efficiencies. Fixed and mobile voice service providers are currently experiencing a commoditization of their voice services, which has resulted from increased competition. The deployment of IMS offers fixed and mobile service providers an opportunity to offset declining revenues from their traditional voice services by offering consumers expanded multimedia services such as video, chat and online gaming. We also expect that IMS may facilitate fixed-mobile convergence, or FMC. FMC is the integration of wireline and wireless networks and services to provide the end user a seamless communications service experience for voice and data.

Our products and services provide our customers with what we believe to be key components to successfully migrate to IMS. We believe the migration to IMS by our customers will be gradual, reflecting their desire to determine how best to leverage their existing network infrastructure in a next-generation network environment. However, we view this migration to be essential to their future growth and profitability, and as a result, their rate of migration could be at a much more accelerated rate than we currently anticipate. We believe that in 2005, our customers were still in the early stages of this migration and their capital spending was indicative of this stage of the migration. For example, in 2005, while we experienced significant growth in overall sales of our products and services deployed in traditional network structures, we experienced an even more pronounced increase in sales of our products and services for deployment in next-generation networks. We believe this trend may continue as the core technologies underlying IMS mature and as our customers increasingly commit to a migration strategy. We believe our expertise in call signaling, coupled with our increasing abilities to provide our customers expanded products and services geared for a next-generation network environment, positions us well to pursue the opportunities that the migration to IMS presents.

Proposed Disposition of IEX Contact Center Business Unit

On April 27, 2006, we entered into an agreement pursuant to which we agreed to sell all of the outstanding shares of capital stock of our wholly owned subsidiary, IEX Corporation, or “IEX.” The operations of IEX are reflected in the discussions and tables within this Item 7 as our “IEX Contact Center Group.” We currently anticipate that the closing of the sale of the IEX shares will occur in the second quarter of 2006, subject to certain conditions as discussed further in Note 19 to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. As a result of our decision to sell this business unit, the results of IEX’s operations will be reflected as discontinued operations in our consolidated financial statements beginning in the quarter in which the closing occurs.

Summary of our Operating Results for 2005 and Certain Key Financial Metrics

The following is a brief summary of our performance relative to certain key financial metrics during 2005 compared to 2004 (in thousands, except earnings (loss) per share and days sales outstanding or DSO):

	Year Ended December 31,
	2005	2004
		(Restated)

Statement of operations statistics:
Revenues	$536,909	$368,855
Operating loss	$(43,549)	$(11,521)
Diluted earnings (loss) per share	$(0.51)	$0.27
Cash flows from operations	$66,360	$20,992
Balance sheet statistics:
Cash, cash equivalents and investments	$226,329	$276,982
Accounts receivable, net	$122,783	$109,536
Days sales outstanding (DSO)	72 days	98 days
Deferred revenue	$231,970	$178,916
Working capital	$179,074	$149,304
Shareholders’ equity	$353,160	$373,753

Revenues increased by 46% in 2005 to $536.9 million primarily due to (i) the growth in international revenues, representing an increase of $50.6 million, and (ii) the increased demand for our product offerings domestically, in part resulting from the expansion of our product lines through strategic acquisitions, representing an increase of $117.4 million.

Operating loss increased from an operating loss in 2004 of $11.5 million to an operating loss of $43.5 million in 2005, primarily due to certain significant and unusual charges relating to impaired technology ($22.7 million) and impaired goodwill ($27.2 million) associated with our T7000 product line within our Taqua reporting unit. Our diluted earnings per share for 2005 was also negatively impacted by these charges, decreasing from earnings per share of $0.27 in 2004 to a per share loss of $0.51 in 2005.

Cash Flow from Operations grew by 216% in 2005 to $66.4 million from $21.0 million in 2004. This growth was attributable to growth in overall sales orders across all of our operating segments. Specifically, while many of our orders have not been recognized as revenue due primarily to partial shipments of the orders, we have received a portion of the non-refundable payment related to these partial shipments, resulting in the significant year-over-year increase in our cash flow from operations. Also contributing to the increase in cash flow from operations is a reduction in our DSO, as discussed below.

Cash, Cash Equivalents and Investments decreased during 2005 by $50.7 million. The majority of this decrease was driven by (i) our acquisitions of iptelorg and the minority interest in Santera for cash consideration of $82.9 million and (ii) capital expenditures of $30.2 million, partially offset by positive cash flows from operations of $66.4 million.

Accounts Receivable increased by $13.2 million to $122.8 million as of December 31, 2005. This increase was primarily attributable to the overall increase in our revenues in 2005 compared to 2004. In addition, we typically invoice a higher percentage of our customers for our extended warranty offering late in the fourth quarter of each year compared to other quarters. As a result, we typically see an increase in accounts receivable as of each year end. While overall accounts receivable has increased from 2004 to 2005, our Days Sales Outstanding, or DSO, has decreased from 98 days as of December 31, 2004 to 72 days as of December 31, 2005, primarily due to significant increased collection efforts throughout 2005.

Deferred Revenue increased by $53.1 million or 30% from $178.9 million as of December 31, 2004 to $232.0 million as of December 31, 2005, primarily due to an increase in sales arrangements that require the deferral of revenue (e.g., partial shipments of a sales order) and increases related to our installed base of customers under our extended warranty offering.

Working Capital increased by 20% from $149.3 million as of December 31, 2004 to $179.1 million as of December 31, 2005, primarily due to a net increase in cash, cash equivalents and short-term investments and deferred costs, partially offset by the increase in deferred revenues discussed above. During 2005, we determined that all of our marketable investments, regardless of stated maturity date, were available for current operations. This, we believe, provides us with the flexibility required to respond quickly to critical business opportunities whether in the form of additional investments in internal infrastructure or strategic acquisitions of externally developed technologies or businesses to expand our product portfolio.

Shareholders’ Equity decreased by $20.6 million in 2005 from $373.8 million as of December 31, 2004 to $353.2 million as of December 31, 2005. Our net loss of $33.7 million was partially offset by (i) amortization of deferred stock-based compensation of $3.4 million and (ii) proceeds from the issuance of shares resulting from employee stock option exercises and our employee stock purchase plan of $10.4 million.

Results of Operations

Please refer to Note 1 to the accompanying consolidated financial statements and the section entitled “Critical Accounting Policies and Estimates” in the following pages for a description of our significant accounting policies and our use of estimates.

Revenues

Revenues in 2005 were $536.9 million, compared with $368.9 million and $253.5 million in 2004 and 2003, respectively, representing growth of 46% in both 2005 and 2004. Our revenues have increased from 2003 to 2005 due primarily to (i) increased geographical expansion and penetration into new markets internationally, (ii) continued expansion of our product offerings, including the expansion of our switching product portfolio through the acquisitions of Santera in 2003 and Taqua and VocalData in 2004 and (iii) the continued growth of our existing product lines. See the tables below for further details of our revenues by geographic region and by segment. A significant portion of our revenues in each quarter results from orders that are received in that quarter, and are difficult to predict. Further, we typically generate a significant portion of our revenues for each quarter in the last month of the quarter. We establish our expenditure levels based on our expectations as to future revenues, and if revenue levels were to fall below expectations, then such shortfall would cause expenses to be disproportionately high in relation to revenues. Therefore, a drop in near-term demand could significantly affect revenues and margins, causing a disproportionate reduction in profits or even losses in any given quarter or year.

We believe that our future revenue growth depends in large part upon a number of factors affecting the demand for our signaling and switching products. Regarding our switching products, future revenue growth, both domestically and internationally, depends on the increasing adoption and deployment of packet switching technology, along with the success of our channel partners (e.g., Alcatel). In situations where we (i) sell multiple products or (ii) sell a combination of integrated products and services that we cannot separate into multiple elements, we are not able to recognize revenue until all of the products are shipped complete and where the services are essential to the functionality of the product, no revenue can be recognized until the services are completely delivered due to the fact that we follow the residual method of accounting as prescribed by SOP 97-2. As a result, our revenue may vary significantly from period to period as a result of our inability to ship an order in its entirety. Specifically, no revenue related to a sales arrangement may be recognized until all products in the sales arrangement are delivered, regardless of whether the undelivered product represents an insignificant portion of the arrangement fee.

The following table sets forth revenues from the four geographic regions in which we generate sales of our products (North America; Europe, the Middle East and Africa (“EMEA”); the Caribbean and Latin America (“CALA”); and Asia and the Pacific region, including China (“Asia Pacific”):

	For the Years Ended December 31,			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2003 to 2004
		(Restated)	(Restated)			(Restated)

North America	$410,136	$289,540	$215,629	$120,596	42%	$73,911	34%
EMEA	61,986	35,712	22,492	26,274	74%	13,220	59%
CALA	33,635	23,034	7,193	10,601	46%	15,841	220%
Asia Pacific	31,152	20,569	8,137	10,583	51%	12,432	153%

Total revenues	$536,909	$368,855	$253,451	$168,054	46%	$115,404	46%

As the above table indicates, we continue to expand internationally, resulting in significant year over year growth in each of the major regions in which we operate.

We operate in four distinct business segments; the Network Signaling Group (“NSG”), Switching Solutions Group (“SSG”), Communications Software Solutions Group (“CSSG”) and IEX Contact Center Group (“IEX”). In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our four operating segments. Revenues from each of our four operating segments for 2005, 2004 and 2003 are as follows (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2003 to 2004
		(Restated)	(Restated)			(Restated)

Network Signaling	$314,605	$256,313	$202,236	$58,292	23%	$54,077	27%
% of total revenues	59%	70%	80%
Switching Solutions	$139,893	$52,563	$5,621	$87,330	166%	$46,942	835%
% of total revenues	26%	14%	2%
Communications Software Solutions	$32,007	$18,033	$10,244	$13,974	77%	$7,789	76%
% of total revenues	6%	5%	4%
IEX Contact Center	$50,404	$41,946	$35,350	$8,458	20%	$6,596	19%
% of total revenues	9%	11%	14%
Total revenues	$536,909	$368,855	$253,451	168,054	46%	$115,404	46%

Network Signaling Group

NSG revenues for 2005, 2004 and 2003 were comprised of sales of the following products and services:

	For the Years Ended December 31,			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2003 to 2004
		(Restated)	(Restated)			(Restated)

Eagle STP initial systems	$68,166	$30,762	$14,989	$37,404	122%	$15,773	105%
Eagle STP upgrades and extensions	151,643	133,187	93,240	18,456	14%	39,947	43%
Local number portability products	47,999	47,980	54,742	19	—%	(6,762)	(12)%
Customer extended warranty services	36,289	39,037	36,974	(2,748)	(7)%	2,063	6%
Other	10,508	5,347	2,291	5,161	97%	3,056	133%

Total NSG revenues	$314,605	$256,313	$202,236	$58,292	23%	$54,077	27%

Our NSG revenues grew 23% overall in 2005 due primarily to increased sales of STP initial systems and STP upgrades and extensions. In 2004, we experienced a 27% growth in NSG’s revenues over 2003, due primarily to increased revenues from both new Eagle STP system sales and installations and Eagles STP upgrades and extensions sold to existing customers. Domestically, we derive the majority of NSG’s revenue from wireless operators, as wireless networks generate significantly more signaling traffic than wireline networks and, as a result, require significantly more signaling infrastructure. Signaling traffic on our wireless customers’ networks in recent years has increased significantly due to several factors, including growth in the number of subscribers, the number of calls made per subscriber, minutes of use, roaming, and the use of advanced features, such as text messaging. These factors have necessitated that the wireless operators expand their network capacity, leading to increased sales of our signaling products.

Internationally, in addition to the factors affecting our domestic sales growth described above, NSG’s product revenue growth depends on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor, and our ongoing ability to meet the signaling requirements of the newly acquired customers. As indicated above, we experienced significant growth internationally in both 2005 and 2004.

Switching Solutions Group

SSG revenues for 2005, 2004 and 2003 were comprised of sales of the following product lines (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2003 to 2004
		(Restated)	(Restated)			(Restated)

T9000 / T8000	$122,628	$47,739	$5,621	$74,889	157%	$42,118	749%
T7000	9,838	3,316	—	6,522	197%	3,316	100%
T6000	7,427	1,508	—	5,919	393%	1,508	100%

Total SSG revenues	$139,893	$52,563	$5,621	$87,330	166%	$46,942	835%

In 2005, revenues from sales of our switching products increased primarily due to increased sales of our T9000 product offerings, increased sales of our T8000 media gateway product, particularly through Alcatel, an OEM customer, and a full year of sales from the T7000 and T6000 product offerings, which were obtained in our acquisitions of Taqua in April 2004 and Vocal Data in September 2004, respectively. Growth in our Switching Solutions revenues in 2004 was primarily due to (i) additional revenues from acquisitions consummated in 2003 and 2004 and (ii) increases in sales of SSG products to Alcatel of $26.5 million in 2004. Revenues for 2004 include (i) a full year of revenues from our T9000 products compared to only six months of revenues in 2003 following our acquisition of a majority interest in Santera in June 2003 and

(ii) sales from our T7000 and T6000 product lines, which resulted from our acquisitions of Taqua and VocalData discussed previously. Sales of SSG products to Alcatel for 2005, 2004 and 2003 were as follows (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2003 to 2004
		(Restated)	(Restated)			(Restated)

SSG sales to Alcatel	$93,225	$29,821	$3,274	$63,404	213%	$26,547	811%

Communications Software Solutions Group

CSSG revenues for 2005, 2004 and 2003 were as follows (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2003 to 2004
		(Restated)	(Restated)			(Restated)

Integrated Application Solutions	$22,058	$2,295	$—	$19,763	861%	$2,295	100%
Sentinel	9,949	15,738	10,244	(5,789)	(37)%	5,494	54%

Total CSSG revenues	$32,007	$18,033	$10,244	$13,974	77%	$7,789	76%

Growth in our Communications Software Solutions revenues in 2004 is primarily a result of increased revenues from sales of our Sentinel products as well as additional revenues from products related to our acquisition of Steleus in October 2004. Revenues from product lines acquired in the Steleus transaction are classified as part of our Integrated Applications Solutions (“IAS”) products group.

In 2005, revenues from sales of our IAS products increased as a result of continued efforts to integrate the former Steleus products into our offerings and to sell these solutions into our existing customer base. In addition, revenues for 2005 include a full year of IAS revenues compared to only approximately three months of revenues in 2004 following our acquisition of Steleus.

IEX Contact Center Group

Revenues from contact center products increased in 2005 and 2004 due to increased sales of our TotalView products and increased revenues from TotalView service contracts (i.e., primarily maintenance service contracts), partially offset by lower sales of TotalNet and other products and services, as follows (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2003 to 2004
		(Restated)	(Restated)			(Restated)

TotalView products	$26,482	$22,653	$17,464	$3,829	17%	$5,189	30%
TotalView services	22,943	17,874	15,615	5,069	28%	2,259	14%
TotalNet and other	979	1,419	2,271	(440)	(31)%	(852)	(38)%

Total IEX revenues	$50,404	$41,946	$35,350	$8,458	20%	$6,596	19%

Cost of Sales

In order to provide a better understanding of the year-over-year changes within our cost of sales, the following is a discussion of each of the components that comprise our cost of sales:

Cost of Goods Sold

Cost of goods sold includes (i) materials, labor, and overhead costs paid to contract manufacturers to produce our products, (ii) personnel and other implementation costs incurred to install our products and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in absolute dollars and as a percentage of revenues for 2005, 2004 and 2003 were as follows (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2003 to 2004
		(Restated)	(Restated)			(Restated)

Cost of goods sold	$222,198	$134,353	$75,126	$87,845	65%	$59,227	79%
Revenues	536,909	368,855	253,451	$168,054	46%	$115,404	46%
Cost of goods sold as a percentage of revenues	41%	36%	30%

Cost of goods sold in absolute dollars and as a percentage of revenues increased in both 2004 and 2005. The increase in cost of goods sold in absolute dollars is primarily driven by increases in revenues. While revenues in all of our business segments increased during 2005 and 2004, the increase in cost of goods sold as a percentage of revenues is due primarily to revenues from our lower margin Switching Solutions Group’s products growing at a higher rate than revenues from our higher margin Network Signaling and other products. In addition, during the fourth quarter of 2005 we incurred approximately $18.7 million, or 3% of revenues, of significant and unusual charges that we have not historically incurred or, to extent these charges have been incurred in the past, have been insignificant. Specifically, during the fourth quarter of 2005, we incurred certain warranty obligations aggregating $8.7 million associated with (i) two Class A defects (i.e., a warranty obligation resulting from our determination that we were obligated to correct a known product defect) within our NSG product portfolio and (ii) a commitment to remedy an additional product warranty matter within our SSG product portfolio. Further, we determined that the cost associated with two of our customer contracts would exceed the expected revenues, resulting in an expected loss on these contracts upon completion of our delivery obligations in 2006. As required by the accounting literature, we have accrued the expected loss on these arrangements in the amount of approximately $9.9 million in the fourth quarter of 2005 as an increase in cost of goods sold.

In the fourth quarter of 2005, we renewed our contractual arrangement with Alcatel within our SSG business unit. Under the terms of the new arrangement, we expect that the gross margins within our SSG business unit may decline significantly during 2006 compared to our margins in 2005. In addition, to the extent that revenues from sales of our lower margin product offerings, including our SSG products, continue to increase as a percentage of our total revenues, our cost of goods sold as a percentage of revenues will continue to increase.

In addition, while we have experienced steady growth in our North American revenues of 34% in 2004 and 42% in 2005, our revenues from other regions outside of North America are growing at much higher rates (110% in 2004 and 60% in 2005). Sales of “initial” systems in international markets typically carry lower margins than sales domestically and as our sales internationally have increased at a rate greater than sales within the United States, cost of goods sold as a percentage of revenues have increased from 2003 to 2005. As we enter new markets, particularly international markets, our cost of goods sold as a percentage of revenues may continue to increase from time to time as the result of our decision to develop new sales channels and customer relationships in these emerging markets. While this growth in sales of initial systems in international markets has had a negative impact on gross margins, we expect to achieve improved gross margins as sales of extensions increase in these markets.

Pricing competition in the next-generation switching market has been intense and we believe the competitive environment within this market will negatively impact our margins in the future. In addition, changes in the following factors may also affect margins: product and distribution channel mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal manufacturing capabilities and efficiencies; foreign currency fluctuations; pricing pressure as we expand internationally; additional loss contracts, if any; and general economic conditions.

Amortization of Purchased Technology

For purposes of measuring the results for each operating segment, we consider amortization of purchased technology to be part of general corporate expenses and therefore do not allocate the amortization of purchased technology to individual business segments. Amortization of purchased technology for 2005, 2004 and 2003 was as follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003

Amortization of purchased technology related to:
iptelorg GmbH	$192	$—	$—
Santera	1,802	1,847	938
Taqua	1,375	2,409	—
VocalData	564	181	—
Steleus	1,930	541	—
IEX	—	3,345	9,578
Other	1,487	805	662

Total	$7,350	$9,128	$11,178

As indicated in the above table, the primary reason for the decline in amortization expense relates to the purchased technology of IEX, which was fully amortized in early 2004.

Impairment of Purchased Technology

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We acquired Taqua in 2004 in order to expand our next-generation switching portfolio to address the small switch service provider market. Based in part on market reports related to the small switch market at the time of the acquisition, we expected rapid growth in this market and, accordingly, rapid growth in the demand for Taqua’s products. This market, to date, has not met the growth projections estimated by us and, as a consequence, Taqua’s operating results have underperformed our expectations.

Throughout the first three quarters of 2005, we continued to believe that the growth projections for this market had only been delayed but not materially reduced. However, during the fourth quarter of 2005, it became apparent that both revenues and expected orders for the fourth quarter of 2005 and early 2006 would significantly underperform our previous expectations. Accordingly, in connection with our annual budgeting process performed during the fourth quarter of 2005, we performed a comprehensive evaluation of the outlook for the small switch market in general and our projections and expectations for the Taqua product line. As a result of this reassessment and the significant shortfall in orders for these products in the fourth quarter of 2005, we significantly lowered our forecast of Taqua’s future revenues and cash flows. These revised projections, combined with the historical underperformance of the Taqua product line, indicated that certain identifiable intangible assets acquired as part of the original acquisition of Taqua, specifically the purchased technology, may be impaired. We determined that impairment indicators were present within the meaning of SFAS 144, and therefore performed an impairment test in accordance with FAS 144 during the fourth quarter of 2005.

In accordance with FAS 144, we first determined if the future expected undiscounted cash flows related to the Taqua purchased technology were less than the current carrying value of the technology. Applying this initial test, we determined that such cash flows were less than such carrying value, which indicated that an impairment of the asset existed. To measure the impairment, we determined the fair value of the purchased technology using a discounted cash flow approach. Using this approach, the purchased technology was valued at approximately $1.1 million which, when compared to its carrying value of $23.8 million, indicated an impairment of $22.7 million. Accordingly, we recognized a non-cash impairment charge in the amount of $22.7 million in the fourth quarter of 2005 related to the Taqua purchased technology.

No impairment losses were recognized in the years ended December 31, 2004 and 2003.

Research and Development

Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs, and the cost of development equipment and supplies. The following table sets forth our research and development expenses in absolute dollars and as a percentage of revenues for 2005, 2004 and 2003 (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2003 to 2004
		(Restated)	(Restated)			(Restated)

Research and development	$125,664	$99,741	$74,841	$25,923	26%	$24,900	33%
Percentage of revenues	23%	27%	30%

The following is a summary of the year-over-year changes in our research and development expenses during 2005 and 2004 (in thousands):

	Year-Over-Year Change
	2004 to 2005	2003 to 2004
		(Restated)

Cost component:
Salaries and benefits	$15,127	$16,720
Consulting and professional services	5,906	4,926
Supplies	(884)	2,945
Facilities and depreciation	5,571	(99)
Other	203	408

Total	$25,923	$24,900

The dollar increases in salaries and benefits costs, consulting costs and supplies expenses from 2003 to 2004 were primarily attributable to increases in research activities and personnel following our acquisition of a majority interest in Santera in June 2003, our April 2004 acquisition of Taqua, our September 2004 acquisition of VocalData, and our October 2004 acquisition of Steleus. Salaries and benefits costs and consulting costs also increased from 2004 to 2005 due to a full year of research and development costs attributable to the acquisitions of Taqua, VocalData and Steleus being included in 2005 results, compared to only a partial year of costs associated with those same acquisitions being included in 2004 results. In addition, our facilities costs increased by approximately $5.6 million in 2005 due primarily to (i) a full year of depreciation and maintenance expenses related to our Taqua and Steleus facilities being included in 2005 results and (ii) the expansion of our facilities as a result of the expansion of our professional staff.

While research and development costs have increased from 2003 to 2005, these costs have decreased consistently as a percentage of revenues due primarily to our focus on controlling costs. We intend to continue to make substantial investments in product and technology development, and we believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, finance, information technology, human resources and sales and marketing personnel) and consist of (i) salaries and related costs, (ii) consulting and other professional services (e.g., attorneys’ fees, audit fees and costs associated with compliance with the Sarbanes-Oxley Act of 2002), (iii) facilities and insurance costs, and (iv) travel and other costs. The following table sets forth our selling, general and administrative expenses in absolute dollars and as a percentage of revenues for 2005, 2004 and 2003 (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2003 to 2004
		(Restated)	(Restated)			(Restated)

Selling, general and administrative	$161,146	$118,783	$79,221	$42,363	36%	$39,562	50%
Percentage of revenues	30%	32%	31%

The following is a summary of the year-over-year changes of our selling, general and administrative expenses during 2005 and 2004 (in thousands):

	Year-Over-Year Change
	2004 to 2005	2003 to 2004
		(Restated)

Cost component:
Salaries and benefits	$21,118	$16,141
Sales commissions	1,726	4,763
Consulting and professional services	2,411	4,110
Restatement-related costs	3,528	—
Supplies	2,019	786
Facilities	4,968	3,178
Travel	3,653	4,339
Marketing and advertising	1,259	4,502
Other	1,681	1,743

Total	$42,363	$39,562

The increases in selling, general and administrative expenses during 2004 and 2005 were primarily attributable to (i) our expanding global presence and the related increase in revenues, resulting in the expansion of our global sales force in proportion to our growth in revenues and (ii) increases in personnel following our acquisition of a majority interest in Santera in June 2003, our April 2004 acquisition of Taqua, our September 2004 acquisition of VocalData, and our October 2004 acquisition of Steleus. Accordingly, each of the above expenses, particularly direct and indirect personnel-related costs (salaries/benefits, travel and facilities), has increased on a year-over-year basis during 2004 and 2005. Selling, general and administrative expenses also increased on a year-over-year basis during 2005 as a result of restatement-related expenses, which totaled approximately $3.5 million.

While selling, general and administrative costs have increased in dollars from 2003 to 2005, these costs have remained fairly consistent as a percentage of revenues. We have and intend to continue to focus on improving the efficiency of our operations by examining the way in which we operate in order to identify opportunities for cost savings and improvement.

Amortization of Intangible Assets

As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	For the Years Ended December 31,			Year-Over-Year Change
	2005	2004	2003	2004 to 2005	2003 to 2004

IEX	$—	$559	$1,595	$(559)	$(1,036)
Santera	92	646	305	(554)	341
Taqua	304	688	—	(384)	688
VocalData	555	222	—	333	222
Steleus	1,872	390	—	1,482	390
iptelorg	64	—	—	64	—

	$2,887	$2,505	$1,900	$382	$605

As the table above indicates, the increase in amortization of intangible assets in 2005 was due primarily to recording a full year in 2005 of amortization of intangibles related to the VocalData and Steleus acquisitions compared to only a partial year in 2004, partially offset by a decrease in amortization of the intangibles arising from the acquisitions of (i) IEX and (ii) a majority interest in Santera in 2003. The intangibles relating to IEX and the 2003 Santera acquisition became fully amortized in 2004 and 2005, respectively.

In 2004, the increase in amortization was due primarily to the acquisitions of a majority interest in Santera in 2003 and Taqua, VocalData and Steleus in 2004, offset by a decrease in amortization of intangibles related to the IEX acquisition, which became fully amortized in mid-2004.

Acquired In-Process Research and Development

During 2005, 2004 and 2003 we made selective strategic acquisitions of entities in order to enhance and expand our product offerings. At the time of each acquisition, these acquired companies had certain technology, products and functionality under development that had not yet reached technological feasibility and had no alternative future use. Accordingly, such technology, products and functionality were considered by us to be in-process research and development (“IPR&D”) and the fair value of these items was expensed at the acquisition date. The following table is a summary of IPR&D expense for 2005, 2004 and 2003, related to the acquisitions described below (in thousands):

	For the Years Ended December 31,
	2005	2004	2003

iptelorg GmbH	$1,210	$—	$—
Santera	2,363	—	2,900
Taqua	—	8,000	—
VocalData	—	2,400	—
Steleus	—	3,800	—

Total	$3,573	$14,200	$2,900

iptelorg GmbH.  On July 13, 2005, we completed the acquisition of iptelorg, a developer of SIP routing software. We believe that iptelorg’s technology and certain products and functionality under development by iptelorg at the time of acquisition will enhance our current network signaling offerings. iptelorg’s IPR&D related to further development of iptelorg’s SIP routing/proxy technology as well as technologies related to an IP multimedia subsystem. We estimated the fair value of the IPR&D acquired in our acquisition of iptelorg to be $1.2 million. We included $1.2 million of expense relating to this IPR&D under the heading “acquired in-process research and development” in the statement of operations for 2005. At the date of our acquisition of iptelorg, we estimated that the IPR&D relating to iptelorg’s products ranged from 30% to 80% complete and that we expected to incur up to an additional $755,000 to complete these development projects. Completion of these projects is expected to occur in 2006. We estimated the fair value of the IPR&D using the “income” valuation approach and a discount rate of 35%. The discount rate was selected based in part on our weighted average cost of capital and the risk associated with achieving forecasted cash flows.

Santera Systems Inc.  On June 10, 2003, we acquired a controlling ownership interest in Santera Systems Inc. (“Santera”), a company with a core competency in packet switching technology. Through this acquisition, we acquired the rights to two significant technology projects under development at Santera that we believe enhance our switching products and services. These IPR&D projects related to Versions 3.x and 4.x of Santera’s base product, SanteraOne. We estimated the fair value of the IPR&D acquired in our acquisition of Santera to be $2.9 million. We included $2.9 million of expense relating to this IPR&D under the heading “acquired in-process research and development” in the statement of operations for 2003. At the date of our acquisition of Santera, we estimated that the IPR&D relating to Versions 3.x and 4.x was 50% complete and that we expected to incur up to an additional $12.6 million and $10.8 million in the remainder of 2003 and 2004 to complete these development projects. At the date of our acquisition, Version 3.x was expected to be released in 2004 and Version 4.x was expected to be released in 2005. We estimated the fair value of the IPR&D using the “income” valuation approach and a discount rate of 35%. The discount rate was selected based in part on our weighted average cost of capital and the risk associated with achieving forecasted cash flows.

On October 3, 2005, we acquired the remaining shares of capital stock of Santera owned by Santera’s minority stockholders. As a result of the acquisition of the remaining 37.5% interest, Santera became a wholly owned subsidiary of Tekelec as of that date. At the time of this acquisition, Santera had three significant IPR&D projects related to Versions 5.0, 6.0 and 7.0 of its base product, the T9000 (formerly SanteraOne). We estimated the fair value of the IPR&D to be approximately $6.3 million. As we acquired only the remaining 37.5% of Santera, we included $2.4 million of expense relating to this IPR&D under the heading “acquired in-process research and development” in the statement of operations for 2005. At the date of our acquisition of Santera, we estimated the IPR&D relating to Versions 5.0, 6.0 and 7.0 to be 70%, 60% and 50% complete, respectively, and that we expected to incur up to an additional $5.8 million, $27.7 million and $4.1 million in the remainder of 2005, 2006 and 2007, respectively, to complete these development projects. We estimated the fair value of the IPR&D using the “income” valuation approach and a discount rate of 39%. The discount rate was selected based in part on our weighted average cost of capital and the risk associated with achieving forecasted cash flows.

Taqua, Inc.  On April 8, 2004, we completed the acquisition of Taqua. Taqua develops, markets and sells products and services for next-generation switches optimized for the small switch service provider market. At the time of the acquisition, Taqua had three significant IPR&D projects under development related to Versions 4.0, 5.0 and 6.0 of Taqua’s base product. These projects were expected to ultimately generate revenues and enable Taqua to remain competitive in the marketplace. We estimated the fair value of the IPR&D acquired in our acquisition of Taqua to be $8.0 million. We included $8.0 million of expense relating to this IPR&D under the heading “acquired in-process research and development” in the statement of operations for 2004. At the date of our acquisition of Taqua, we estimated that the IPR&D relating to the three projects was between 50% and 80% complete and that we expected to incur up to an additional $2.6 million and $4.8 million in the remainder of 2004 and 2005 to complete these development projects. At the time of the acquisition, Version 4.0 was expected to be released in 2004 and Versions 5.0 and 6.0 were expected to be released in 2005. We estimated the fair value of the IPR&D using the “income” valuation approach and a discount rate of 34%. The discount rate was selected based in part on our weighted average cost of capital and the risk associated with achieving forecasted cash flows.

VocalData, Inc.  On September 20, 2004, we completed the acquisition of VocalData, Inc. (“VocalData”). VocalData is a provider of hosted IP telephony applications that enable the delivery of advanced telecom services and applications to business and residential customers. At the time of the acquisition, VocalData had two significant IPR&D projects under development related to Versions 5.5 and 5.6 of VocalData’s base product. These projects were expected to enable VocalData to remain competitive in the marketplace. We estimated the fair value of the IPR&D acquired in our acquisition of VocalData to be $2.4 million and we included $2.4 million of expense relating to this IPR&D under the heading “acquired in-process research and development” in the statement of operations for 2004. At the date of our acquisition of VocalData, we estimated that the IPR&D relating to Versions 5.5 and 5.6 was 80% and 40% complete, respectively and that we expected to incur up to an additional $4.8 million and $5.1 million in the remainder of 2004 and 2005, respectively, to complete these development projects. Both Version 5.5 and Version 5.6 were expected to be released in 2005. We estimated the fair value of the IPR&D using the “income” valuation approach and a discount rate of 31%. The discount rate was selected based in part on our weighted average cost of capital and the risk associated with achieving forecasted cash flows.

Steleus Group Inc.  On October 14, 2004, we completed the acquisition of Steleus Group Inc. (“Steleus”), a real-time performance management company that supplies network-related intelligence products and services to telecom operators. At the time of the acquisition, Steleus had numerous significant IPR&D projects under development. These projects were expected to enable Steleus to remain competitive in the marketplace. We estimated the fair value of the IPR&D acquired in our acquisition of Steleus to be $3.8 million and we included this amount of expense relating to this IPR&D under the heading “acquired in-process research and development” in the statement of operations for 2004. At the date of our acquisition of Steleus, we estimated that the Steleus IPR&D projects were 75% complete, and we expected to incur up to an additional $2.8 million and $3.0 million in the remainder of 2004 and 2005, respectively, to complete these development projects. All of the IPR&D projects were expected to generate revenues beginning in 2005. We estimated the fair value of the IPR&D using the “income” valuation approach and a discount rate of 37%. This discount rate was selected based in part on our weighted average cost of capital and the risk associated with achieving forecasted cash flows.

Restructuring Charges

In April 2005, we decided to relocate our corporate offices from Calabasas, California to our facilities in Morrisville, North Carolina. The relocation provides us a significant opportunity to improve our operations by integrating our finance, accounting, corporate and information technology functions into the business units they support. In October 2005, we entered into an employment separation agreement with our then Chief Executive Officer in connection with his resignation effective January 1, 2006. In connection with this agreement, we incurred approximately $1.6 million in severance costs that will be paid in 2006 in scheduled monthly installments. Also in 2005, we decided to move our Taqua facility from Hyannis, Massachusetts, to our Plano, Texas facilities. These relocations resulted in employee terminations and relocation costs. Additionally, the relocation of Taqua to Plano resulted in lease termination costs related to the termination of the lease in Hyannis. The estimated termination costs related to the Corporate Relocation and Taqua Relocation include retention bonuses, severance pay and employee benefit costs for up to one year after termination. Other costs related to the management of the relocation projects and the costs to relocate equipment were expensed as incurred.

In January 2004, we announced the implementation of a global strategic manufacturing plan which included the outsourcing of the majority of our manufacturing operations and the relocation of our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. The plan included the elimination of approximately 23 positions in 2004 and one position in 2005, resulting in restructuring costs such as employee severance and relocation costs.

The following table summarizes the restructuring and related expenses incurred in connection with the restructurings discussed above and the remaining obligations as of and for the years ended December 31, 2004 and 2005 (in thousands):

	Severance
	Costs and	Employee	Facility
	Retention	Relocation	Relocation
	Bonuses	Costs	Costs	Other(3)	Total

Restructuring obligations, January 1, 2004	$—	$—	$—	$—	$—
Restructuring and related expenses recognized in 2004:
Manufacturing relocation	972	498	196	—	1,666
Cash Payments	(896)	(498)	(196)	—	(1,590)

Restructuring obligations, December 31, 2004	76	—	—	—	76
Restructuring and related expenses recognized in 2005:
Manufacturing relocation		53	47		100
Corporate Headquarters and Taqua relocation(1)(2)	4,962	265	1,113	1,295	7,635
Cash payments	(2,015)	(163)	(869)	(1,295)	(4,342)
Non-cash charges			(191)		(191)

Restructuring obligations, December 31, 2005	$3,023	$155	$100	$—	$3,278

(1)	Severance costs and retention bonuses includes approximately $1.6 million in severance costs related to the employment separation agreement between us and our former Chief Executive Officer, who resigned from Tekelec effective January 1, 2006. All employee retention bonuses are expensed as incurred.

(2)	Facility relocation costs include (i) a one-time charge of $150,000 related to the termination of our lease in Hyannis and (ii) a charge of $319,000 associated with the disputed termination of our lease of office space in Westlake Village, California, comprised of a $87,000 write-off of certain leasehold improvements, $113,000 representing the possible forfeiture of our deposits paid to the landlord and $119,000 of other costs.

(3)	Consists of costs related to the transition of our corporate headquarters including recruitment, signing bonuses and training costs related to the hiring of finance and administrative personnel in Morrisville as well as travel costs during the transition period. In addition, other costs include salary costs for duplicative employees during the transition of job responsibilities from employees located in Calabasas to the successor employees in Morrisville. These transition costs are expensed as incurred.

Impairment of Goodwill

Goodwill is required to be tested for impairment at least annually and more frequently upon the occurrence of certain events in accordance with the provisions of SFAS 142. We performed our annual impairment tests of goodwill required by SFAS 142 as of October 1, 2005. Based on the results of these tests, we recorded an impairment charge of $27.2 million in the fourth quarter of 2005 related to the write-off of the goodwill associated with our Taqua reporting unit, which is included in our Switching Solutions Group segment. We determined the amount of the charge based on an estimate of the fair value of Taqua. This estimate was based upon an evaluation of (i) the discounted cash flows of Taqua and (ii) a comparison of the relative fair value of Taqua utilizing market multiples based on revenues. The Company tested goodwill for impairment as of October 1, 2003 and 2004 and no impairment was indicated. Please refer to Note 11 to the accompanying consolidated financial statements for a further discussion of the impairment charge taken with respect to Taqua.

Other Income and Expense

For 2005, 2004 and 2003, other income and expenses were as follows (in thousands):

	For the Years Ended December 31,			Year-Over-Year Change
	2005	2004	2003	2004 to 2005	2003 to 2004
		(Restated)	(Restated)		(Restated)

Interest income	$6,175	$4,697	$6,259	$1,478	$(1,562)
Interest expense	(4,078)	(4,519)	(8,828)	441	4,309
Gain on sale of Catapult stock	—	2,186	—	(2,186)	2,186
Gain on sale of investment in privately held company	—	7,877	—	(7,877)	7,877
Gain on warrants in privately held company	—	20,321	—	(20,321)	20,321
Other, net	(2,670)	302	451	(2,972)	(149)

Other income (expense), net	$(573)	$30,864	$(2,118)	$(31,437)	$32,982

Interest Income and Expense.  Interest income decreased in 2004 due to (i) lower average cash balances due to our acquisitions of Taqua, VocalData and Steleus and additional capital contributions to Santera in 2004 and (ii) lower interest rates in 2004 compared to 2003. Interest income increased in 2005 due to higher average short-term and long-term investment balances in 2005 compared to 2004, along with an increase in interest rates. Interest expense decreased in 2005 due to the February 2005 repayment of Santera’s notes payable that bore interest at 10%. Interest expense decreased in 2004 due to the June 2003 issuance of our new convertible debt, which carries a yield-to-maturity at issue of 2.25%, compared to the former convertible debt yield-to-maturity at issue of 6.75%. The former convertible debt was redeemed in July 2003.

Gain on Sale of Catapult Stock.  In 2002 we sold our NDD division to Catapult Communications Corporation (“Catapult”) for $59.8 million consisting of $42.5 million in cash and convertible promissory notes (“Notes”) valued at $17.3 million. We exercised our option to convert the Notes into Catapult common stock in September 2004. In September 2004, we sold our Catapult shares resulting in a pre-tax gain of approximately $2.2 million.

Gain on Sale of Investment in Privately Held Company.  In August 2004 following the acquisition of Telica by Lucent Technologies Inc. (“Lucent”), we received freely tradable common stock of Lucent in exchange for our investment in Telica, resulting in a pre-tax gain of $7.9 million. We sold these shares in September 2004. We received an additional 642,610 shares of Lucent stock that were released from escrow following the resolution of any acquisition-related indemnification claims made by Lucent against the former Telica stockholders. These shares were released from escrow in early 2006, resulting in an additional gain of approximately $1.8 million in the first quarter of 2006.

Gain on Warrants in Privately Held Company.  In December 2004, following the acquisition of Spatial Communications Technologies (“Spatial”) by Alcatel, Santera, our then majority owned subsidiary, exercised warrants convertible into 1,363,380 shares of freely tradable Alcatel shares valued at $14.91 per share. As a result of this transaction, Santera recognized a gain of $20.3 million. In addition, we can receive up to an additional 185,513 shares of Alcatel held in escrow pending the resolution of any acquisition-related indemnification claims made by Alcatel against the former Spatial stockholders. The shares are anticipated to be released from escrow beginning 12 months from the acquisition date. We may recognize additional gains when and if these shares are released from escrow.

Other Income (Expense).  Other expense in 2005 consisted primarily of foreign currency exchange losses resulting from transactions in foreign currencies where our exposure to foreign currency risks were not mitigated through the use of foreign currency forward contracts and net losses incurred on sale of investments, primarily consisting of losses related to the sale of shares of Alcatel in the first quarter of 2005. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. dollar, and will therefore be exposed to greater risk related to foreign currency fluctuation.

Provision for Income Taxes

During 2005, 2004 and 2003, we recognized income tax expense (benefit) of $(0.1) million, $22.9 million and $13.7 million, respectively. Provisions for income taxes as a percentage of income from continuing operations before provision for income taxes, minority interest and discontinued operations were (0.3)%, 118.5% and 222.7% for 2005, 2004 and 2003, respectively. Please refer to Note 10 to our consolidated financial statements for a reconciliation of the federal statutory rate to our effective tax rate for 2005, 2004 and 2003.

Minority Interest

Minority interest represents the losses of Santera allocable to Santera’s minority stockholders. Prior to October 3, 2005, the date of our acquisition of all of the shares of capital stock of Santera owned by Santera’s minority stockholders, the net income and losses of Santera were allocated between Tekelec and the minority interest based on their relative interests in the equity of Santera and the related liquidation preferences. This approach required net losses to be allocated first to the Series A Preferred Stock, held primarily by the minority interest, until fully absorbed and then to the Series B Preferred Stock held by us. Subsequent net income was allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income was then allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and then to common stock in proportion to their relative ownership interests in the equity of Santera. The loss allocated to minority interest of Santera prior to October 3, 2005 for 2005, 2004 and 2003 was computed as follows (in thousands, except percentages):

	For the Years Ended December 31,
	2005(2)	2004	2003
		(Restated)	(Restated)

Santera net loss(1)	$16,529	$35,105	$34,850
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%	62%	62%

Net loss allocated to minority interest	$10,248	$21,765	$21,607

(1)	Includes amortization of intangibles of $1,897, $4,291 and $4,069 for the period from January 1, 2005 to October 3, 2005, and the years ended December 31, 2004 and 2003, respectively, and the write-off of acquired IPR&D of $2,900 in 2003.

(2)	Includes Santera net loss for the period from January 1, 2005 to October 3, 2005.

Gain on Sale of Discontinued Operation

As the result of resolution of certain contingencies associated with the sale of the Network Diagnostics Division in August 2002, we recognized an additional gain on sale of discontinued operations, net of income taxes, of $3.3 million during 2003.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital increased to $179.1 million as of December 31, 2005 from $149.3 million as of December 31, 2004, primarily due to (i) the determination in 2005 that we would make all of our investments available to fund current operations, resulting in these investments being classified as short-term versus long-term and (ii) cash flows from operations of $66.4 million during 2005, partially offset by the use of short-term investments to fund acquisitions of $82.9 million. With a strong working capital position, we believe that we have the flexibility to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable, reduced by trade accounts payable, accrued expenses, accrued payroll and related expenses and current portion of deferred revenues. We continue to generate positive cash flows from operations. Our cash, cash equivalents and short-term investments were $226.3 million and $183.4 million at December 31, 2005 and 2004, respectively. In addition, as of December 31, 2005, we had a $30.0 million line of credit collateralized by a pledged investment account held with an intermediary financial institution. As of December 31, 2005, there were no outstanding borrowings under this facility; however, we have utilized $200,000 of the facility to secure a letter of credit.

As of December 31, 2005, substantially all of our short-term investments had investment grade ratings and any such investments that were in an unrealized loss position at December 31, 2005 were in such position solely due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis on these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The declines in our securities are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of December 31, 2005.

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Our liquidity could be negatively impacted by a decrease in revenues resulting from a decline in demand for our products or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. We did not repurchase any of our Common Stock during 2005, 2004 or 2003.

We currently have $125 million outstanding of 2.25% Senior Subordinated Convertible Notes due June 2008 (the “Notes”) which were issued under an Indenture dated as of June 17, 2003 (the “Indenture”) between Deutsche Bank Trust Company Americas (the “Trustee”) and us. Prior to the filing of this Annual Report on Form 10-K, we were in default of our obligation under Section 7.04 of the Indenture, which required us to file with the Trustee this Annual Report within 15 days after the prescribed due date for the filing with the Securities and Exchange Commission (the “Commission”). As a result of the filing of this Form 10-K, we cured this default under the Indenture.

We have also failed to timely deliver our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “First Quarter 2006 Form 10-Q”) to the Trustee on or before May 25, 2006, which resulted in an additional default under the Indenture which, if not cured or waived within 60 days after any notice of such default is delivered to us by the Trustee or by the holders of 25% or more in aggregate principal amount of the Notes, will allow the Trustee or holders of 25% or more in aggregate principal amount of the Notes to accelerate the payment of indebtedness under the Indenture. We currently expect to file our First Quarter 2006 Form 10-Q with the Commission and deliver it to the Trustee on or before June 30, 2006 and, accordingly, believe we will be able to cure this default under the Indenture.

The Indenture also provides that if our Common Stock ceases to be listed on the Nasdaq National Market, any holder of Notes may require the Company to redeem the holder’s Notes in accordance with the terms of the Indenture. Although the Company is not currently in compliance with Nasdaq Marketplace Rule 4310(c)(14) as a result of our failure to timely file this Annual Report and the First Quarter 2006 Form 10-Q with the SEC, the Nasdaq Stock Market has determined to continue the listing of our Common Stock on the Nasdaq National Market, subject to the condition that the Company file with the Commission, on or before July 17, 2006, this Annual Report, all required restatements and the First Quarter 2006 Form 10-Q. If we fail to meet the requirements of the Nasdaq National Market by July 17, 2006, then the individual holders of the Notes may require repayment of their Notes under the Indenture. As discussed above, we currently expect to meet these conditions.

Contractual Obligations

As of December 31, 2005, our future fixed commitments for cash payments are as follows (in thousands):

					2011
	Total	2006	2007 to 2008	2009 to 2010	And Beyond

Long-term convertible debt	$125,000	$—	$125,000	$—	$—
Interest due on long-term convertible debt	7,031	2,812	4,219	—	—
Capital lease obligations	96	96	—
Operating lease obligations	52,169	8,578	16,466	13,119	14,006
Current liabilities on the balance sheet(1)	113,267	113,267	—	—	—
Purchase obligations(2)	4,607	4,607	—	—	—

Total	$302,170	$129,360	$145,685	$13,119	$14,006

(1)	Current liabilities in the above table represents current liabilities as presented in the consolidated balance sheet, reduced by the current portion of capital lease obligations and the current portion of deferred revenues as deferred revenues will not be settled using cash payments, but rather with the provision of goods and services.

(2)	From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. It is not our intent, nor is it reasonably likely, that we would cancel a purchase order that we have executed. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, we have no basis to estimate any future liability under these agreements.

We lease a number of facilities throughout the United States and internationally under operating leases that range from one month to ten years. We believe that our existing facilities will be adequate to meet our needs at least through 2006, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

Cash Flows

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities:

Cash Flows from Operating Activities

Net cash provided by operating activities was $66.4 million, $21.0 million and $27.7 million for 2005, 2004 and 2003, respectively. Cash provided by operating activities increased on a year-over-year basis during 2005 primarily as the result of increases in sales orders across our operating segments, which increased both our total revenues from operations for the year, as well as our total deferred revenue balance as of December 31, 2005. Specifically, while many of sales orders have not been recognized as revenue due primarily to partial shipments of the orders, we have received a portion of the non-refundable payment related to these partial shipments, resulting in the significant year-over-year increase in our cash flows from operations. Also contributing to the increase in cash flows from operations is a reduction in our DSO. Cash provided by operating activities decreased on a year-over-year basis during 2004 primarily due to a decrease in earnings adjusted for non-cash gains on sales of certain investments.

During 2005, 2004 and 2003, our cash flows from operations were primarily derived from (i) our earnings from ongoing operations prior to non-cash expenses such as depreciation, amortization, bad debt, write-downs of inventory and non-cash impairment charges; (ii) the tax benefit related to the exercise of employee stock options, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital, which are primarily composed of net increases in accounts receivable, increases in inventories and increases in deferred revenue and associated deferred costs (collectively representing net cash outflows of $22.2 million, $11.8 million and $1.6 million in 2005, 2004 and 2003, respectively), partially offset by changes in accounts payable, accrued expenses and accrued payroll and related expenses.

We currently anticipate that we will continue to operate a cash-positive business in 2006. Our ability to meet these expectations depends on our ability to achieve positive earnings. Our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to technological changes and increasing competition, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Cash Flows from Investing Activities

Net cash used in investing activities was $70.4 million, $44.7 million and $100.7 million for 2005, 2004 and 2003, respectively. Our investment activities primarily relate to (i) transactions within our investments; (ii) strategic acquisitions; and (iii) the purchase of property and equipment. For 2005 and 2004 our cash provided by investing activities included $46.8 million and $91.5 million, respectively, of net cash inflows associated with sales of available-for-sale securities from our short-term investment portfolio, while in 2003 we invested a net cash amount of $105.3 million in available-for-sale investments. Acquisition-related cash outflows were $82.9 million in 2005, relating to the cash consideration component of our acquisitions of iptelorg and the Santera minority interest. In 2004 cash outflows relating to acquisitions was $152.7 million, relating to the cash consideration component of our acquisitions of Taqua, VocalData and Steleus. In 2003, the cash component of the consideration paid to acquire a majority interest in Santera amounted to $12.3 million. Please refer to Note 3 of the Notes to Consolidated Financial Statements for a further discussion of these acquisitions. Our investment in new property and equipment amounted to $30.2 million, $18.3 million and $6.5 million during 2005, 2004 and 2003, respectively. Capital expenditures increased during 2005 and 2004 primarily due to the continued growth of our global operations and resulting increase in employee headcount.

We intend to continue to closely monitor our capital expenditures, while making strategic investments to develop our existing products and replace certain older computer and information technology infrastructure to meet the needs of our expanding workforce. Accordingly, we expect our total capital expenditures to be between $30.0 million and $40.0 million for 2006.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $7.1 million, $27.0 million and $(3.4) million for 2005, 2004 and 2003, respectively. The change in cash flows from financing activities from net cash outflows in 2003 to positive cash inflows during 2004 and 2005 was primarily due to payments made to retire existing, and costs incurred to issue new, convertible debt in 2003.

For 2005, 2004 and 2003, our remaining financing activities consisted primarily of net proceeds of $10.4 million, $35.9 million and $6.0 million, respectively, from the issuance of our Common Stock pursuant to the exercise of employee stock options and our employee stock purchase plan, partially offset by repayments of debt of $3.2 million, $8.9 million and $1.2 million during 2005, 2004 and 2003, respectively.

Litigation with Bouygues Telecom

As further described in Item 3 — “Legal Proceedings,” Bouygues Telecom, S.A., a French telecommunications operator filed a legal complaint against us seeking damages for economic losses caused by a service interruption Bouygues Telecom experienced. The amount of damages sought by Bouygues Telecom is currently $105.7 million plus unspecified interest, punitive damages and attorneys’ fees and costs. At this stage of the litigation, we cannot assess the likely outcome of this matter, however, an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Financial and Market Risks

We operate internationally and thus are exposed to potential adverse changes in currency exchange rates. We use derivative instruments (foreign exchange contracts) to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a foreign currency. The objective of these contracts is to reduce or eliminate, and efficiently manage, the economic impact of currency exchange rate movements on our operating results as effectively as possible. We do not enter into derivative instrument transactions for trading or speculative purposes.

We monitor our exposure to foreign currency fluctuations on a monthly basis. We enter into multiple forward contracts throughout a given month to match and mitigate our changing exposure to foreign currency fluctuations. Our exposure to foreign currency fluctuations is principally due to receivables generated from sales denominated in foreign currencies. Our exposure fluctuates as we generate new sales in foreign currencies and as existing receivables related to sales in foreign currencies are collected. Our foreign currency forward contracts generally will have terms of one month or less and are typically structured to expire on the last fiscal day of any given month. To the extent necessary to continue to mitigate our risk, on the last fiscal day of any given month, we enter into new foreign currency forward contracts. As of December 31, 2005, we had four foreign currency contracts outstanding, as follows:

	Contract Amount		Contract	Fair
	(Local Currency)		Amount	Value (US$)

Australian dollars (“AUD”) (contracts to pay AUD/receive US$)	(AUD)	584,770	$427,000	$—
Euros (“EUR”) (contracts to pay EUR/receive US$)	(EUR)	16,300,000	$19,221,000	$—
Brazilian real (“BRL”) (contracts to pay BRL/receive US$)	(BRL)	15,528,000	$6,555,000	$—
Canadian dollars (“CAD”) (contracts to pay CAD/receive US$)	(CAD)	1,032,000	$885,000	$—

We entered into these contracts during the last day of our fiscal year and as such, the fair value of these contracts individually and in the aggregate was not significant as of December 31, 2005. For the years ending December 31, 2005, 2004 and 2003, our gain or (loss) from foreign currency forward contracts was $2,489,000, $(2,568,000) and $(624,000), respectively, which was generally offset by the remeasurement gain or loss on the underlying receivables. Please refer to Note 1 and Note 9 to our consolidated financial statements for additional information relating to our derivatives and hedging activities.

We maintain an investment portfolio of various holdings, types, and maturities. Please refer to Note 7 to our consolidated financial statements for a description of these investments. These securities are generally classified as available-for-sale and consequently are recorded in our consolidated balance sheets at fair value with unrealized gains or losses, reported as a separate component of accumulated other comprehensive income, net of tax.

Fixed income securities are subject to interest rate risk. At any time, a significant rise or decrease in interest rates could have a material adverse effect on the fair value of our investment portfolio as the fixed income securities we hold are subject to interest rate risk. If market rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2005, then the fair value of our investments would decline by approximately $1.0 million. Our portfolio is diversified and consists primarily of investment grade securities to minimize credit risk.

We have invested in privately-held companies, some of which are in startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. These investments are primarily carried at cost and periodically evaluated for impairment. No impairment charges were recognized during the years ended December 31, 2005, 2004 or 2003.

There have been no significant borrowings under our variable rate credit facilities. All of our outstanding long-term debt is fixed rate and not subject to interest rate fluctuations. The fair value of our long-term debt will increase or decrease as interest rates decrease or increase, respectively.

With respect to trade receivables, we sell network signaling, switching solutions, communications software solutions, and contact center systems worldwide primarily to telephone operating companies, equipment manufacturers and corporations that use our systems to design, install, maintain, test and operate communications equipment and networks. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. Generally, payment terms stipulate payment within 90 days of shipment and currently, we do not engage in leasing or other customer financing arrangements. Many of our international sales are secured with export accounts receivable insurance or letters of credit. Although we have processes in place to monitor and mitigate credit risk, there can be no assurance that such programs will be effective in eliminating such risk. Our exposure to credit risk may increase as a result of weakened financial conditions in certain market segments. Credit losses for customers we deem to pose substantial collection risks have been provided for in the financial statements. Historically, credit losses have been within management’s expectations. Future losses, if incurred, could harm our business and have a material adverse effect on our financial position, results of operations or cash flows.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of December 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of December 31, 2005, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2006 and 2016. Rent expense under operating leases for 2005, 2004 and 2003 was $10.0 million, $10.2 million and $8.6 million, respectively. Future minimum lease payments under our operating leases as of December 31, 2005 are detailed previously in “Liquidity and Capital Resources” in the section entitled “Contractual Obligations.”

Seasonality

Our first quarter sales orders have typically been lower than the sales orders in the immediately preceding fourth quarter because (i) many of our customers utilize a significant portion of their capital budgets at the end of their fiscal year, (ii) the majority of our customers begin a new fiscal year on January 1, and (iii) capital expenditures tend to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that this seasonality will continue. The seasonality between the fourth quarter and first quarter may be impacted by a variety of factors, including changes in the global economy and other factors. Please refer to the section entitled “Risk Factors” in Item 1A.

Application of Critical Accounting Policies and Use of Estimates

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the application of GAAP requires management to make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we could have reasonably used different accounting estimates. In other instances, changes in the accounting estimates from period to period are reasonably likely to occur. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations may be affected.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, provision for inventory obsolescence, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, product warranty obligations, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as “critical accounting estimates.”

Critical Accounting Policies

In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, restructuring activities, depreciation methodology, etc.).

Our management has reviewed our critical accounting policies, our critical accounting estimates, and the related disclosures with our Disclosure and Audit Committees. These policies and our procedures are described below. In addition, please refer to Note 1 to the accompanying consolidated financial statements for a further description of our accounting policies. We believe that the following are our most critical accounting policies, each of which is critical to the portrayal of our financial condition and results of operations and requires our most difficult, subjective and complex judgments.

Revenue Recognition

Substantially all of our revenues are derived from sales or licensing of our (i) telecommunications products, (ii) professional services including installation, training, and general support, and (iii) warranty-related support, comprised of telephone support, repair and return of defective products, and product updates (commonly referred to as maintenance, post-contract customer support or PCS). Our customers generally purchase a combination of our products and services as part of a multiple element arrangement.

Our telecommunications solutions are comprised of hardware and/or software components ranging from exclusively a software solution, such as our IEX business unit’s product offerings, to solutions that are much more hardware intensive, such as our NSG and SSG business unit’s product offerings. Our assessment of the appropriate revenue recognition guidance involves significant judgment. For instance, the determination of whether the software component of our telecommunications solutions is more than incidental to the related product in a sales arrangement can impact whether the entire sales arrangement is accounted for under software revenue recognition guidance or more general revenue recognition guidance. This assessment has a significant impact on the amount and timing of revenue recognition.

As the software component of all of our product offerings is generally deemed to be more than incidental to the products being provided, we recognize revenue in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (collectively “SOP 97-2”).

In applying existing revenue recognition guidance and especially the revenue recognition guidance of SOP 97-2, we exercise judgment and use estimates in connection with the determination of the amount of product, warranty and professional services revenues to be recognized in each accounting period. In addition to estimating the timing and amount of revenue to recognize, we must evaluate whether the estimated costs required to provide any undelivered elements exceed the expected revenue allocated to those elements. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon the estimated cost of the remaining equipment to be delivered and the consulting personnel delivering the services. As a result of applying these judgments, during the fourth quarter of 2005, we recognized approximately $9.9 million in estimated losses on existing contracts with our customers.

The complexity of current revenue guidance, in particular SOP 97-2, and the related estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of current revenue recognition guidance, affect the amounts of revenue and related expenses reported in our consolidated financial statements. The following is a summary of the key areas where we exercise judgment and use estimates in connection with the determination of the amount of revenue to be recognized in each accounting period:

Determining Separate Elements and Allocating Value to Those Elements

For arrangements that involve multiple elements, the entire fee from the arrangement must be allocated to each of the elements based on the individual element’s fair value. Each arrangement requires careful analysis to ensure that all of the individual elements in the arrangement have been identified, along with the fair value of each element. Under SOP 97-2, the determination of fair value must be based on vendor specific objective evidence of the fair value (“VSOE”), which is limited to the price of that element when sold separately.

Sales of our products always include at least a year of warranty coverage, which we have determined contains post-contract customer support (“PCS”) elements as defined by SOP 97-2. Inasmuch as we do not sell our products separately from this warranty coverage, and we rarely sell our products on a standalone basis, we are unable to establish VSOE for our products. Accordingly, we utilize the residual method as prescribed by SOP 97-2 to allocate revenue to each of the elements in an arrangement. Under the residual method, we allocate the total fee in an arrangement first to the undelivered elements (i.e., typically professional services and warranty offerings) based on the VSOE of those elements and the remaining, or “residual,” portion of the fee to the delivered elements (i.e., typically the product or products).

We allocate revenue to each element in an arrangement (i.e., professional services and warranty coverage) based on its respective fair value, with the fair value determined by the price charged when the element is sold separately. We determine the fair value of the warranty portion of an arrangement based on the price charged to the customer for extending their warranty coverage. We determine the fair value of the professional services portion of an arrangement based on the rates that we charge for these services when sold independently from our products.

If evidence of fair value cannot be established for the undelivered elements of an arrangement, we defer revenue until the earlier of (i) delivery or (ii) fair value of the undelivered element exists, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

In addition to evaluating the fair value of each element of an arrangement, we consider whether the elements can be separated for revenue recognition purposes under SOP 97-2. In making this determination, we consider the nature of services (i.e., consideration of whether the services are essential to the functionality of the product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the collectibility of the product fee.

Product Revenue

For substantially all of our arrangements, we defer revenue for the fair value of the warranty offering and professional services to be provided to the customer and recognize revenue for all products in an arrangement when persuasive evidence of an arrangement exists and delivery of the last product has occurred, provided the fee is fixed or determinable and collection is deemed probable. We generally evaluate each of these criteria as follows:

•	Persuasive evidence of an arrangement exists. We consider a non-cancelable agreement (such as an irrevocable customer purchase order, contract, etc.) to be evidence of an arrangement.

•	Delivery has occurred. Delivery is considered to occur when title to our products has passed to the customer, which typically occurs at physical delivery of the products to a common carrier. For arrangements with systems integrators and OEM customers, we recognize revenue when title to the last product in a multiple-element arrangement has passed. For arrangements with resellers, we generally recognize revenue upon evidence of sell-through to the end customer.

•	The fee is fixed and determinable. We assess whether fees are fixed and determinable at the time of sale. Our standard payment terms may vary based on the country in which the arrangement is executed and the credit standing of the individual customer, among other factors. We generally consider payments that are due within six months of shipment or acceptance to be fixed or determinable based upon our successful collection history on such arrangements and evaluate payment terms in excess of six months but less than one year on a case by case basis as to whether the fee is fixed or determinable. In addition, we only consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collection is probable. We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

While many of our arrangements do not include customer acceptance provisions, certain arrangements include acceptance provisions, which are based on our published specifications. Revenue is recognized upon shipment, assuming all other revenue recognition criteria are met, provided that we have previously demonstrated that the product meets the specified criteria and we have an established history with similar transactions. If an arrangement includes acceptance provisions that are short-term in nature, we provide for a sales return allowance in accordance with Financial Accounting Standards Board Statement No. 48 “Revenue Recognition when Right of Return Exists.” In the event we cannot reasonably estimate the incidence of returns, we defer revenue until the earlier that such estimate can reasonably be made or receipt of written customer acceptance or expiration of the acceptance period. If the acceptance provisions are long term in nature or the acceptance is based upon customer specified criteria for which we cannot reliably demonstrate that the delivered product meets all the specified criteria, revenue is deferred until the earlier of receipt of written customer acceptance or the expiration of the acceptance period.

Our arrangements may include penalty provisions. If an arrangement includes penalty provisions (e.g., for late delivery or installation of the product), we defer the portion of the arrangement subject to forfeiture under the penalty provision of the arrangement until the earlier of (i) a determination that the penalty was not incurred, (ii) the customer waives its rights to the penalty, or (iii) the customer’s right to assess the penalty lapses.

Warranty/Maintenance Revenue

Our arrangements typically provide for one year of warranty coverage (the “Standard Warranty”) ending the sooner of one year after installation or 15 months after shipment. We typically provide our Standard Warranty coverage at no additional charge to our customer. We allocate a portion of the arrangement fee to the Standard Warranty based on the VSOE of its fair value. The related revenue is deferred and recognized ratably over the term of the Standard Warranty based on the number of days of warranty coverage during each period. Our customers can extend their warranty coverage outside the term of the Standard Warranty through our Customer Extended Warranty Service (“CEWS”) offerings. Renewal rates for CEWS are typically established based upon a specified percentage of net product fees as set forth in the arrangement.

Professional Services Revenue

Professional services revenue primarily consists of implementation services related to the installation of our products and training revenues. Our products are ready to use by the customer upon receipt and, accordingly, our implementation services do not involve significant customization to or development of the product or any underlying software code embedded in the product. Substantially all of our professional service arrangements are related to installation and training services and are billed on a fixed-fee basis. We typically recognize the revenue related to our fixed-fee service arrangements upon completion of the services, as these services are relatively short-term in nature (i.e., typically a matter of days or, in limited cases, several weeks). For arrangements that are billed on a time and materials basis, we recognize revenue as the services are performed. If there exists a significant uncertainty about the project completion or receipt of payment for the professional services, revenue is deferred until the uncertainty is sufficiently resolved.

Provision for Doubtful Accounts

We initially record our provision for doubtful accounts based on our historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the allowance for doubtful accounts, management considers, among other factors, (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable (e.g., product, professional services, maintenance, etc.); (iv) our historical provision for doubtful accounts, which has ranged up to 1% of total revenues per year during the last three years; (v) our historical write-offs and recoveries; (vi) the credit-worthiness of each customer; (vii) the economic conditions within the telecommunications industry; and (viii) general economic conditions. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected.

Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required.

Inventories

Our inventory balance was $48.3 million and $33.7 million as of December 31, 2005 and 2004, respectively. Inventory levels are based on projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories.

On an ongoing basis inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. Any adjustment to our inventory as a result of an estimated obsolescence or net realizable condition is reflected as a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Our provision for inventory obsolescence was approximately $12.1 million, $4.7 million, and $1.6 million for 2005, 2004, and 2003, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross margin could be adversely affected. If actual market conditions are less favorable than our forecasts, additional inventory write downs may be required. Our estimates could be influenced by sudden decline in demand due to economic downturn, rapid product improvements, technological changes and changes in customer requirements.

Investments

Marketable securities are classified as available-for-sale securities and are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders’ equity net of tax. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of its investments on a quarterly basis. This review includes an evaluation of historical and projected financial performance of the investee, expected cash needs of the investee, recent funding events of the investee, general market conditions, industry and sector performance, and changes in technology, among other factors. We also consider the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment. Other-than-temporary impairments are recognized in earnings if (i) the market value of the investment is below its current carrying value for an extended period, which we generally define as nine to twelve months; (ii) the issuer has experienced significant financial declines; or (iii) the issuer has experienced difficulties in raising capital to continue operations, among other factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. To date, we have had no such other-than-temporary declines below cost basis.

Intangible Assets and Goodwill

We account for our purchases of acquired companies in accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”) and account for the related acquired intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as “acquired technology,” are amortized to expense over time, while IPR&D, if any, is recorded as an expense at the acquisition date.

The majority of the entities acquired by us do not have significant tangible assets and, as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to IPR&D, and potential impairment charges related to goodwill or intangibles. As of December 31, 2005, we had an aggregate of approximately $183.2 million reflected on the accompanying consolidated balance sheet related to goodwill and intangible assets. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Specifically, the amounts and useful lives assigned to identifiable intangible assets impact future amortization and the amounts assigned to IPR&D are expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

As required by SFAS 142, in lieu of amortizing goodwill, we test goodwill for impairment periodically and record any necessary impairment in accordance with SFAS 142. We are amortizing our intangible assets as follows: (i) acquired technology, customer contracts and non-compete agreements are currently being amortized over their estimated useful lives using the straight-line method and (ii) customer relationship intangible assets are currently being amortized over their estimated useful lives based on the greater of the straight-line method or the estimated customer attrition rates.

Impairment of Long-Lived Assets

We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. We have determined that we have six reporting units, consisting of (i) NSG business unit, (ii) CSSG business unit, (iii) IEX Contact Center business unit, and (iv) Santera, Taqua and Vocal Data reporting units, which comprise our SSG business unit. Goodwill is tested for impairment annually on October 1 in a two-step process. First, we determine if the carrying amount of our Reporting Units exceeds their “fair value,” If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.

We evaluate all of our long-lived assets (primarily property and equipment and intangible assets other than goodwill) for impairment in accordance with the provisions of SFAS 144. SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset.

As discussed further in Note 11 to the accompanying consolidated financial statements, in the fourth quarter of 2005 we determined that certain intangible assets and the goodwill associated with our Taqua reporting unit were impaired. Accordingly, we recognized an aggregate impairment charge of $49.9 million, consisting of a $27.2 million charge associated with the goodwill and $22.7 million associated with the “acquired technology” intangible asset.

As of December 31, 2005, the net carrying value of our goodwill and intangible assets (i.e., the primary asset categories in which we have experienced impairment charges in the past) were $126.0 million and $57.2 million, respectively. While we do not currently believe any of our long-lived assets are impaired, and we do not anticipate an impairment in the near term, if a change in circumstances were to occur requiring an assessment of impairment, then we would be required to evaluate whether the future cash flows related to the asset will be greater than its carrying value at the time of the impairment test. While our cash flow assumptions are consistent with the plans and estimates we are using to manage our operations, there is significant judgment in determining the cash flows attributable to our intangible assets over their respective estimated useful lives. If such an evaluation resulted in an impairment of any of our long-lived assets, such impairment would be recorded in the period we make the impairment determination.

Product Warranty Costs

Our sales arrangements with our customers typically provide for 12 to 15 months of warranty coverage (the “Standard Warranty”) ending the sooner of one year from installation or 15 months after shipment. Our customers can extend their warranty coverage outside the term of the Standard Warranty through our Customer Extended Warranty Service (“CEWS”) offerings. As discussed further above under the section entitled “revenue recognition,” we account for our Standard Warranty and CEWS offerings as separate elements of an arrangement, with the fair value of these elements recognized as revenue ratably over the service period. Accordingly, we expense all costs associated with these elements as incurred.

For purposes of determining when the cost of our warranty offerings has been “incurred,” we follow the guidance of FTB 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“FTB 90-1”). Under FTB 90-1, costs must be recognized as “incurred” when a warranty event occurs, which may precede the expenditures to satisfy the warranty claim. While we generally expense all costs as the expenditure is made, we accrue the costs expected to be incurred with a specific product defect, which is generally a defect that is classified as a Class A defect. A Class A defect is a designation that obligates us to correct a pervasive defect in one of our products. In the case of a Class A defect or specific known product defect that we have committed to remedy, we accrue the expected costs to be incurred at the time we determine that its probable that we have an obligation to repair a product defect and the expected expenditures are estimable. All warranty related expenses are reflected within cost of sales in the accompanying consolidated statements of operations.

We have historically had very few Class A designated warranty events and accordingly have generally expensed the cost of our warranty obligations as incurred. In 2005, we had three Class A designated events or other events that obligated us to satisfy specific warranty obligations. Accordingly, we established a warranty reserve within accrued liabilities in the accompanying consolidated balance sheet for these events of $9.3 million as of December 31, 2005. Our warranty reserve is based on our estimates of the associated material costs, technical support labor costs, and associated overhead. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Further, if we continue to experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Certain of our CEWS agreements include provisions indemnifying customers against liabilities in the event we fail to perform to specific service level requirements. Arrangements that include these indemnification provisions typically provide for a limit on the amount of damages that we may be obligated to pay our customers. In addition to these indemnification provisions, our agreements typically include warranties that our products will substantially operate as described in the applicable product documentation and that the services we perform will be provided in a manner consistent with industry standards. We do not believe that these warranty or indemnity obligations represent a separate element in the arrangement because fulfillment of these obligations is consistent with our obligations under our standard warranty. To date, we have not incurred any material costs associated with these warranties.

Stock-Based Compensation

For the years ended on and prior to December 31, 2005, we have elected to continue to account for our employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 “Accounting for Stock Issued to Employees” and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, deferred compensation is only recorded if the current price of the underlying stock exceeds the exercise price on the date of grant. We record and measure deferred compensation for stock options granted to non-employees at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option, which is generally four years.

As described further below under “Recent Accounting Pronouncements,” the FASB recently issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”), a revision to SFAS 123. SFAS 123R addresses all forms of share-based payment awards, including shares issued under the Purchase Plan, stock options, restricted stock, restricted stock units, and stock appreciation rights. Effective January 1, 2006, SFAS 123R will require us to expense share-based payment awards as compensation expense based on the estimated fair value of the stock-based payment awards. We are still evaluating the impact of SFAS 123R on our consolidated financial position, results of operations, and cash flows, however, we currently estimate that, upon adoption of SFAS 123R, our stock-based compensation expense (after tax) could be as much as $23 million for 2006. This is a preliminary estimate of the impact and is based on the expense associated with stock options outstanding as of December 31, 2005 (including stock-based compensation under our employee stock purchase plan) and a preliminary estimate of stock-based compensation expected to be issued during the year. SFAS 123R also will require us to change the classification of certain tax benefits from share-based compensation deductions to financing rather than operating cash flows. The adoption and subsequent application of FAS 123R is expected to be complex and will require us to make certain subjective judgments. The actual impact to our annual earnings in 2006 could differ materially from our current estimate.

Contingent Liabilities

We have a number of unresolved regulatory, legal and tax matters, as discussed further in Note 10 and Note 14 to our consolidated financial statements. We provide for contingent liabilities in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). In accordance with SFAS 5, a loss contingency is charged to income when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred.

Periodically, we review the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by SFAS 5, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. Because of uncertainties related to these matters, accruals are based on the best information available at the time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying consolidated financial statements. In determining the probability of an unfavorable outcome of a particular contingent liability and whether such liability is reasonably estimable, we consider the individual facts and circumstances related to the liability, opinions of legal and tax counsel, and recent legal and tax rulings by the appropriate regulatory bodies, among other factors. As additional information becomes available, we reassesses the potential liability related to its pending claims and litigation and may revise its estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Restructuring and Related Expenses

We account for restructuring and related expenses in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and Staff Accounting Bulletin No. 100 “Restructuring and Impairment Charges.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS 146 also requires that (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (iv) all other costs related to an exit or disposal activity be expensed as incurred. We account for severance costs in accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits.” The severance benefits provided as part of restructurings are part of an ongoing benefit arrangement, and accordingly, we have accrued a liability for expected severance costs. Restructuring liabilities are included in accrued expenses and accrued payroll and the related costs are reflected as operating expenses in the accompanying financial statements.

During 2005 and 2004, we incurred restructuring costs of $7.7 million and $1.7 million, respectively, as described further in Note 5 to the accompanying consolidated financial statements (collectively, the “Restructurings”). Inherent in the estimation of the costs related to the Restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the Restructurings, we had to make significant estimates related to the expenses associated with the Restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our Restructurings’ obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

Income Taxes

We determine a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. As a result of the acquisition of the remaining interest in Santera on October 3, 2005 (as discussed in Note 3 to the accompanying consolidated financial statements), the ownership threshold provided under income tax regulations for inclusion of Santera in our consolidated federal income tax return has been met. We have removed the valuation allowance on Santera’s net deferred tax assets because we believe it is more likely than not that these assets will be realized in future consolidated federal income tax returns of Tekelec. The elimination of this valuation allowance was recorded through purchase price accounting as an adjustment to goodwill. Realization of the remaining net deferred tax assets is dependent on the amount of our income in carryback years and on our generating sufficient taxable income in the future. Should it be determined that we would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax liabilities can involve complex issues and may require an extended period to resolve. We have considered future taxable income in assessing the need for an additional valuation allowance on our remaining deferred tax assets. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

We assess the likelihood of the ultimate determination of various contingent tax liabilities that arise in different tax jurisdictions. These tax matters can be complex in nature and uncertain as to the ultimate outcome. We establish reserves for tax contingencies when we believe an unfavorable outcome is likely to occur and the liability can be reasonably estimated. Although we believe these positions are fully supportable, we consider the likelihood of potential challenges and sustainability of such challenges upon examination. Changes in our tax contingency reserves have occurred and are likely to continue to occur as our assessments change based on current facts and circumstances such as further developments and progress of tax examinations in various jurisdictions.

Recent Accounting Pronouncements

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS 123(R), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and amends SFAS 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Providing only pro forma disclosure in the footnotes to financial statements is no longer an alternative. We are required to adopt SFAS 123R effective January 1, 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods. The “modified prospective” method recognizes compensation cost based on the requirements of SFAS 123R for all share-based payments granted after the effective date, and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate their historical financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all prior periods presented or for prior interim periods of the year of adoption.

Prior to the effective date of SFAS 123R, we accounted for share-based payments to employees using the intrinsic value method under APB No. 25, as permitted by SFAS 123, and, as such, recognized no compensation cost for employee stock options as long as the exercise price was at least equal to the fair value of our Common Stock on the date of grant. Accordingly, the adoption of SFAS 123R will cause our reported stock compensation cost to materially increase beginning in our first quarter of 2006 and will have a significant impact on our results of operations. Although we are still evaluating the impact of SFAS 123R on our consolidated financial position, results of operations and cash flows, we currently estimate that, upon adoption of SFAS 123R, our stock-based compensation expense (after tax) for 2006 could be as much as $23 million. This is a preliminary estimate of the impact and is based on the expense associated with stock options outstanding as of December 31, 2005 (including stock-based compensation under our employee stock purchase plan) and a preliminary estimate of stock-based compensation expected to be issued during the year. SFAS 123R also will require us to change the classification of certain tax benefits from share-based compensation deductions to financing rather than operating cash flows. The adoption and subsequent application of FAS 123R is expected to be complex and will require us to make certain subjective judgments. The actual impact to our annual earnings in 2006 could differ materially from our current estimate.

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. FIN 47 is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of FIN 47 to have a material impact on our financial position, results of operations or cash flows.

Accounting Changes

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections: (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in an accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position, results of operations or cash flows for the current or any prior periods.

Other-Than-Temporary Impairment

In March 2004, the Emerging Issues Task Force, or EITF, reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The FASB, at its June 29, 2005 Board meeting, decided not to provide additional guidance on the meaning of other-than-temporary impairment, but instead issued proposed FASB Staff Position (“FSP”) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1”, as final, superseding EITF 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP, retitled FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”), would be applied prospectively and the effective date would be reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and FAS 124-1, is not expected to have a material impact on our results of operations and financial condition.

Accounting for Uncertain Tax Positions

In July 2005, the FASB issued an exposure draft clarifying the criteria for recognition and measurement of tax benefits related to uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As currently deliberated, the recognition of a tax benefit would occur when it is “more-likely-than-not” that the position would be sustained upon audit. If the tax benefit meets the “more-likely-than-not” threshold, the measurement of the tax benefit would be based on the “best estimate” of the ultimate tax benefit that will be sustained upon audit by the taxing authority. Certain tax accounting and reporting guidelines may change as a result of the issuance of final guidance. Our accounting and reporting treatment will be determined at the time of issuance of final guidance. We cannot currently estimate the impact that this final guidance will have on our consolidated financial position, operating results or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See the section entitled “Financial and Market Risks” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part I of this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data.

See the consolidated financial statements of Tekelec and our subsidiaries included herein and listed in Item 15(a) of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Restatement and Impact on Internal Control over Financial Reporting as of December 31, 2004

As discussed in Note 2 of the “Notes to Consolidated Financial Statements” contained in Item 15 of this Annual Report on Form 10-K, we have restated our consolidated financial statements for the years ended December 31, 2004 and 2003 and the unaudited quarterly financial information for each of the quarters in the nine months ended September 30, 2005 and each of the quarters in the year ended December 31, 2004.

In connection with the relocation of our corporate headquarters from Calabasas, California to Morrisville, North Carolina in 2005, we reorganized our finance and accounting organization and replaced substantially all of our corporate finance and accounting personnel. In addition, we appointed William H. Everett as our Chief Financial Officer in April 2005 and Gregory S. Rush as our Corporate Controller and principal accounting officer in May 2005. During the third quarter of 2005, in connection with transitioning the responsibility for the preparation and review of our consolidated financial statements for the period ended September 30, 2005 to the new finance organization, our new financial management initiated a comprehensive review of our accounting policies and procedures, particularly our policies regarding revenue recognition and the presentation of cost of sales. In October 2005, based on the information ascertained at that time, we reached the conclusion that our financial statements were fairly presented based on the application of these accounting policies. In February 2006, we concluded that a restatement was required due to the misclassification of certain customer service costs within operating expenses versus properly including such costs as components of cost of sales in accordance with Article 5 of Regulation S-X. Additionally, in February 2006, based upon an enhanced understanding of our business practices, including the historical application of our accounting policies to such practices, gained by our new finance and accounting personnel, we determined that certain of our accounting policies should be reevaluated.

We completed our reevaluation of certain other accounting policies and procedures in April 2006. As a result of this reevaluation, we independently determined that certain other errors existed in our previously issued financial statements, principally related to our application of Statement of Position 97-2 “Software Revenue Recognition” and related interpretations thereof (“SOP 97-2”) and to our accounting, presentation and disclosure of certain financial statement items such as (i) deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and (ii) certain prior period purchase accounting entries.

In connection with our evaluation and restatement described above, management has concluded that the aforementioned restatement was a result of material weaknesses in our internal control over financial reporting that existed as of December 31, 2004. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has now concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2004 as a result of such material weaknesses.

The material weaknesses in our internal control over financial reporting that existed at December 31, 2004 were as follows:

(1) The lack of sufficient personnel with appropriate knowledge, experience and training in the application of accounting principles generally accepted in the U.S. (“GAAP”), commensurate with our financial reporting requirements.

(2) The lack of effective controls to ensure the proper presentation and disclosure of certain customer service costs and deferred tax assets and liabilities in our consolidated financial statements in accordance with GAAP.

(3) The lack of effective controls over the establishment, review and evaluation of the adequacy of our accounting policies and procedures related to revenue recognition, particularly SOP 97-2.

Remediation Efforts to Address Material Weaknesses

Since joining the Company in 2005, our financial management has and continues to work to strengthen both our disclosure controls and procedures and our internal control over financial reporting. Our management is committed to ensuring that such controls are operating effectively. During 2005, we took a number of measures that we believe remediated material weaknesses (1) and (2) above that existed as of December 31, 2004. Remedial measures implemented by management to address the material weaknesses that existed at December 31, 2004 include the following:

(1) The lack of sufficient personnel with appropriate knowledge, experience and training in application of GAAP, commensurate with our financial reporting requirements.

To address this material weakness, we implemented the following remedial measures:

•	Substantially increased the total size of our corporate and business unit finance departments from approximately 45 individuals as of December 31, 2004 to approximately 70 individuals as of December 31, 2005. We believe the addition of these individuals helps to ensure a more timely and accurate review of the financial transactions within their scope of responsibility, particularly our revenue and revenue-related transactions.

•	Appointed a new Chief Financial Officer and a new Corporate Controller who serves as our principal accounting officer, each of whom brings substantial knowledge and practical experience to his role, especially concerning revenue recognition and financial accounting and disclosure matters.

•	Increased the number of financial staff who have specialized expertise in revenue recognition and other relevant technical accounting expertise. Specifically, we have increased the number of staff members who are either certified public accountants or the equivalent (e.g., chartered accountants) from approximately ten at December 31, 2004 to approximately 20 as of December 31, 2005.

•	Created a new department within our accounting organization specifically dedicated to external reporting and technical accounting research. This group currently consists of two individuals with substantial accounting expertise and experience in financial reporting and disclosure matters, including the requisite knowledge to address complex accounting issues that arise in our revenue recognition review process.

We believe that the actions described above have effectively remediated this material weakness as of December 31, 2005.

(2) The lack of effective controls to ensure the proper presentation and disclosures of certain customer service costs and deferred tax assets and liabilities in our financial statements in accordance with GAAP.

To address this material weakness, we implemented the following remedial measures:

•	Appointed a new Chief Financial Officer in April 2005 and a new Corporate Controller and principal accounting officer in May 2005, each of whom brings significant knowledge and practical experience to his position, especially concerning financial accounting and disclosure matters.

•	Created a new department within our accounting organization specifically dedicated to external reporting and technical accounting research. This group currently consists of two individuals with substantial accounting, financial reporting and disclosure expertise.

•	Established new key controls and strengthened existing controls surrounding the review and approval of our financial statements and disclosures. Specifically, we have enhanced certain key controls around the preparation and financial management’s review of our financial disclosures, including requiring (i) our internal tax professionals to review and approve all tax-related disclosures and (ii) each of our business unit controllers to certify as to the completeness and accuracy of our financial statement presentation and disclosures with respect to his or her respective business units.

•	Established a new controller position responsible for the financial results and disclosures regarding our customer service organization. The individual hired into this position has the requisite knowledge and expertise to assist us in ensuring proper financial statement presentation and disclosure of customer service related financial data.

•	Enhanced processes and controls within our financial statement close process, including the preparation and review of a financial statement disclosure and GAAP checklist for all of our SEC filings. This checklist is reviewed on a quarterly basis by financial management and our Disclosure Committee.

•	Strengthened our review of all financial statement filings and supporting details, including (i) creating the external reporting department discussed above, (ii) expanding our Disclosure Committee to include additional members of financial management with the requisite accounting expertise, and (iii) requiring financial management review and approval of all supporting documentation associated with the financial statements.

We believe that the actions described above have effectively remediated this material weakness as of December 31, 2005.

(3) The lack of effective controls over the establishment, review and evaluation of the adequacy of our accounting policies and procedures related to revenue recognition, particularly SOP 97-2.

To address this material weakness, we have initiated and/or implemented the following remedial measures:

•	Appointed a new Chief Financial Officer in April 2005 and a new Corporate Controller and principal accounting officer in May 2005, each of whom brings significant knowledge and practical experience to his position, especially concerning revenue recognition under SOP 97-2 and financial accounting and disclosure matters.

•	Included the Corporate Controller in the review cycle of all significant customer transactions. We believe the additional level of review of our significant revenue transactions will help ensure that our customer transactions are properly accounted for in accordance with SOP 97-2.

•	In connection with the transition of the financial responsibilities from California to North Carolina, the new financial management team initiated a comprehensive review of our revenue recognition policies and procedures, resulting in the Restatement. As our management identified areas of concern or errors, we began implementing new policies and procedures to ensure that all prospective transactions were accounted for appropriately, and we began a review of prior transactions to determine if financial results in prior periods had been materially misstated.

•	Added four additional accounting positions dedicated to the review of transactions for proper recognition of revenue in accordance with GAAP. In identifying personnel to fill these positions, we required that such individuals have the requisite accounting knowledge and experience to address the complexities of SOP 97-2.

•	Instituted targeted training classes and education opportunities for our finance group, including training classes on SOP 97-2 conducted by a revenue recognition specialist from the national office of one of the “Big Four” accounting firms (which was a firm other than our independent auditors) and multiple internal training sessions led by our Corporate Controller.

While we had initiated many of these remedial steps prior to December 31, 2005, these actions were at various stages of implementation at December 31, 2005. Due to the inability of our new financial management to complete their review and application of our revenue recognition policies and procedures by December 31, 2005, we were unable to complete our remediation actions related to this material weakness by December 31, 2005. Specifically, our new financial management did not have sufficient time to design, implement, and effectively test controls as of December 31, 2005 to ensure that there was no more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Accordingly, we believe that this control deficiency continued to constitute a material weakness as of December 31, 2005.

The above-mentioned improvements in our internal control over financial reporting, when taken in the aggregate, materially affected our internal control over financial reporting for the year ended December 31, 2005. We will continue to actively look to develop and implement additional measures that are reasonably likely to materially improve and strengthen our internal control over financial reporting in the future. As described above, we have initiated significant actions toward remediating the material weakness noted as of December 31, 2005. However, we believe further action is required to complete our remediation efforts, including the creation of a new group within our finance organization whose sole responsibility is addressing the complex accounting requirements of SOP 97-2. We are currently in the process of staffing this group. As noted above, we are also in the process of implementing additional enhanced processes and controls, including revising our revenue recognition policies and procedures manual and conducting additional training of our financial organization. Our management and members of our Audit Committee continue to closely monitor these efforts to ensure that we fully remediate the material weakness identified as of December 31, 2005. The effectiveness of the steps we have taken to date and the steps that are still in process are subject to continued management review and Audit Committee oversight and, accordingly, we may make additional changes to our internal control over financial reporting to address this material weakness.

Evaluation of Disclosure Controls and Procedures as of December 31, 2005

Attached as Exhibits 31.1, 31.2 and 32.1 to this Annual Report are certifications by our Chief Executive Officer and Chief Financial Officer. The certifications attached as Exhibits 31.1 and 31.2 are required under Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). The information contained below relates to the “Controls Evaluation” referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

As of December 31, 2005 (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

In making our evaluation of our disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer considered, among other matters:

•	the need for the Restatement,

•	our inability to file our Annual Report on Form 10-K for the year ended December 31, 2005 by the requisite date specified by the SEC,

•	the material weakness in our internal control over financial reporting identified above that existed as of December 31, 2005,

•	management’s assessment of our internal control over financial reporting and our conclusion that our internal control over financial reporting is not effective as of December 31, 2005, and

•	the measures we have identified, developed and begun to implement, to remedy the material weakness described above.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Notwithstanding the material weakness that existed at December 31, 2005, management believes, based on its knowledge, that (i) this Annual Report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the financial statements, and other financial information included in this Report, fairly present in all material respects in accordance with GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this Report.

Management’s Report on Internal Control over Financial Reporting as of December 31, 2005

Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes and conditions, or that the degree of compliance with policies or procedures may deteriorate.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than a remote likelihood that a misstatement of a company’s annual or interim financial statements, that is more than inconsequential, will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2005, our management assessed the effectiveness of our internal control over financial reporting using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. In performing the assessment, management identified the following control deficiency that we have concluded represents a material weakness in our internal control over financial reporting as of December 31, 2005:

•	We did not maintain effective controls over the establishment, review and evaluation of the adequacy of our accounting policies and procedures related to revenue recognition, particularly Statement of Position 97-2 “Software Revenue Recognition” and related interpretations thereof (“SOP 97-2”).

Specifically, we did not have adequate controls relating to the appropriate application of GAAP pertaining to the complete and accurate recognition of revenue concerning vendor specific objective evidence of fair value, post-contract customer support and contract penalty clauses, affecting revenues, deferred revenues and related cost of sales. This material weakness resulted in the restatement of our annual consolidated financial statements for the years ended December 31, 2003 and 2004 and each of the interim periods of the year ended December 31, 2004 and the first three quarters of the year ended December 31, 2005. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected.

As a result of the material weakness described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

Implementation of new controls during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting were as follows:

•	Established new key controls and strengthened existing controls surrounding the review and approval of our financial statements and disclosures. Specifically, we have enhanced certain key controls around the preparation and financial management’s review of our financial disclosures, including requiring (i) our internal tax professionals to review and approve all tax-related disclosures and (ii) each of our business unit controllers to certify as to the completeness and accuracy of our financial statement presentation and disclosures with respect to his or her respective business units.

•	Established a new controller position responsible for the financial results and disclosures regarding our customer service organization. The individual hired into this position has the requisite knowledge and expertise to assist us in ensuring proper financial statement presentation and disclosure of customer service related financial data.

•	In connection with the transition of the financial responsibilities from California to North Carolina, the new financial management team initiated a comprehensive review of our revenue recognition policies and procedures, resulting in the Restatement. As our management identified areas of concern or errors, we began implementing new policies and procedures to ensure that all prospective transactions were accounted for appropriately, and we began a review of prior transactions to determine if financial results in prior periods had been materially misstated.

•	Instituted targeted training classes and education opportunities for our finance group, including training classes on SOP 97-2 conducted by a revenue recognition specialist from the national office of one of the “Big Four” accounting firms (which was a firm other than our independent auditors) and multiple internal training sessions led by our Corporate Controller.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

(a)	Directors

The following sets forth certain information regarding our Board of Directors as of April 17, 2006:

Name	Age	Position(s) with the Company	Director Since

Jean-Claude Asscher	77	Chairman of the Board and Director	1972
Robert V. Adams	74	Director	1991
Daniel L. Brenner	54	Director	1990
Mark A. Floyd	50	Vice Chairman of the Board and Director	2004
Martin A. Kaplan	68	Director	2003
Franco Plastina	43	Director, Chief Executive Officer and President	2006
Jon F. Rager	66	Director	1981

Each director will continue in office until the next annual meeting of the Company’s shareholders and such time as his successor is duly elected and qualified, or until his earlier resignation, removal or death.

Mr. Asscher has been a director of the Company and Chairman of the Board since 1972. He served as President of the Company from October 1975 to June 1982 and as Vice President from July 1972 to May 1973. He has been the principal shareholder of Techniques & Produits, S.A. (formerly Tekelec-Airtronic, S.A.), a French electronics company, since he founded that company in 1961 and served as its President until 2003. Mr. Asscher currently serves as a director and is a shareholder of Airtek S.A., a Belgium holding company that acquired Martec S.A., a French electronics systems manufacturer, from Techniques & Produits, S.A. in 2003 and that is presently the principal shareholder of Temex S.A., a Europe-based electronic components manufacturer. Mr. Asscher also serves as a director and Chairman of the Board of Directors of Ixia and serves on the boards of directors of several privately held technology companies.

Mr. Adams has been a director of the Company since December 1991. Since September 1999, Mr. Adams has served as President and Chief Executive Officer of RV Adams Capital Management, a private venture capital investment company. Mr. Adams also serves as a director of Quintessence Photonics Corporation.

Mr. Brenner has been a director of the Company since May 1990. Mr. Brenner served as Vice President, Law and Regulatory Policy for the National Cable Television Association (NCTA) from June 1992 until

August 1999 when he became Senior Vice President, Law and Regulatory Policy of the NCTA (in 2001, the NCTA changed its name to National Cable & Telecommunications Association).

Mr. Floyd has been a director since October 2004 and became Vice Chairman of the Board in February 2006. Mr. Floyd has served as the Chief Executive Officer and President of Entrisphere, a telecommunications equipment manufacturer, since its formation in August 2002. From April 2001 until February 2002, Mr. Floyd served as President and Chief Executive Officer of Siemens Information and Communications Networks U.S. Mr. Floyd served as Chairman of the Board, President and Chief Executive Officer of Efficient Networks, Inc., a developer and vendor of broadband access equipment, from 1993 until April 2001 when the company was acquired by Siemens. Mr. Floyd also serves as a director of Carrier Access Corp.

Mr. Kaplan has been a director since June 2003. Mr. Kaplan also is a director and Chairman of the Board of Directors of JDS Uniphase Corporation and a director of Redback Networks and Superconductor Technologies Inc. Mr. Kaplan is also a member of the boards of directors of several privately held companies.

Mr. Plastina joined Tekelec as Chief Executive Officer, President and a director of the Company in February 2006. From September 2005 until joining the Company and from March 2003 until joining Proxim Corporation in May 2003, Mr. Plastina served as an Executive in Residence at Warburg Pincus LLC, a private equity firm. From May 2003 until July 2005, he held various executive positions with Proxim Corporation, a provider of wireless infrastructure equipment for wireless fidelity, or WI-FI, and wireless broadband markets, including Executive Chairman from January 2005 until July 2005 and President and Chief Executive Officer and a director from May 2003 until December 2004. In June 2005, Proxim Corporation filed a voluntary petition for relief under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. From 1987 until November 2002, Mr. Plastina held various management and executive positions at Nortel Networks, where he most recently served as President, Metro/ Enterprise Networks, from October 2001 until November 2002 and as President, Wireless and Core Networks, from February 2001 until October 2001.

Mr. Rager became a director of the Company in October 1975, resigned in September 1979 and was re-elected in January 1981. Since 1975, Mr. Rager has been a practicing accountant with, and President of, RBDM Rager Meyer Accountancy Corporation (and its predecessors). Mr. Rager also serves as a director of Ixia and serves on the boards of directors of several privately held technology companies.

There is no family relationship between any director or executive officer of the Company and any other director or executive officer of the Company except that Mr. Brenner and the spouse of Ronald W. Buckly, the Company’s Senior Vice President, Corporate Affairs and General Counsel, are first cousins.

(b)	Executive Officers

The following sets forth certain information regarding our executive officers as of April 17, 2006:

Name	Age	Title

Franco Plastina	43	Chief Executive Officer and President
Lori A. Craven	48	Executive Vice President, Global Sales and Marketing
Richard E. Mace	51	Executive Vice President, Global Business Group Operations
William H. Everett	55	Senior Vice President and Chief Financial Officer
Eric Gehl	41	President and General Manager, Communications Software Solutions Group
Ronald J. DeLange	47	President and General Manager, Network Signaling Group
Debra A. May	50	President and General Manager, IEX Corporation
Jay F. Whitehurst	46	President and General Manager, Switching Solutions Group
Danny L. Parker	47	Chief Strategy and Corporate Development Officer
Ronald W. Buckly	54	Senior Vice President, Corporate Affairs and General Counsel
David P. Frankie	60	Senior Vice President, Operations
Alvin G. Ragland	52	Senior Vice President, Human Resources
J. Scott Weidenfeller	45	Senior Vice President, Global Marketing

Officers are appointed by and serve at the discretion of the Board of Directors. For information concerning Mr. Plastina, see “Directors” above.

Ms. Craven joined Tekelec as Vice President and General Manager, Network Systems Division, in January 2002. Ms. Craven served as Executive Vice President, Global Sales and Marketing Group from August 2003 until March 2004, as Executive Vice President and Chief Operating Officer from March 2004 until April 2005, and as Executive Vice President, Global Sales, Marketing and Customer Service from April 2005 until February 2006 when she became Executive Vice President, Global Sales and Marketing. From March 2004 until November 2004, she also assumed general oversight responsibility for Santera Systems Inc. (“Santera”) following the resignation of Santera’s President. From 1987 until joining the Company, Ms. Craven held various management positions at Lucent Technologies and AT&T, where she most recently served as Vice President, Mobility Solutions Development, from September 2001 until January 2002 and as Vice President, Wireless System Development, from March 2000 until August 2001.

Mr. Mace joined Tekelec as President and General Manager, Communications Software Solutions Group, in October 2004 when Tekelec acquired Steleus Group Inc. (“Steleus Group”), a developer and vendor of telecommunications network performance solutions. In April 2005, Mr. Mace became Executive Vice President, Global Business Group Operations. Mr. Mace served as President and Chief Executive Officer of Steleus Group from May 2000 until Tekelec acquired the company.

Mr. Everett joined Tekelec as Vice President, Product Marketing of the Communications Software Solutions Group in October 2004 when Tekelec acquired Steleus Group, and he became Senior Vice President and Chief Financial Officer in April 2005. From January 1, 2006 until February 6, 2006, Mr. Everett also served as acting Chief Executive Officer of the Company. From October 2001 until October 2004, Mr. Everett served as Executive Vice President and Chief Financial Officer of Steleus Group, and from time to time held senior management positions with certain of its operating subsidiaries. From 1999 until October 2001, he served as Chief Executive Officer of Maps a la Carte, Inc., a digital map and aerial photograph company he co-founded.

Mr. Gehl was appointed President and General Manager, Communications Software Solutions Group, in April 2005. From July 2001 until his appointment to this position, Mr. Gehl held various management positions with Steleus SAS, the French operating subsidiary of Steleus Group, where he most recently served as President from October 2002 until April 2005. From 1993 until joining Steleus SAS, he was employed by Siemens AG in various mobile network-related technical and management positions.

Mr. DeLange joined Tekelec as President and General Manager, Network Signaling Group in July 2005. From 1980 until March 2005, Mr. DeLange held various technical and management positions with Lucent Technologies, where he most recently served as Vice President, Convergence Solutions from January 2004 until March 2005 and as Vice President and General Manager, OPENet Solutions from June 2001 until December 2003.

Ms. May joined IEX Corporation in 1988 as a Vice President and continued to serve as its Vice President, Contact Center Solutions following Tekelec’s acquisition of IEX in May 1999. In February 2000, Ms. May became Vice President and General Manager, Contact Center Division of IEX, and in July 2003, she assumed her current position as President and General Manager of IEX.

Mr. Whitehurst joined Tekelec as President and General Manager, Switching Solutions Group, in April 2006. From June 2005 until joining the Company, Mr. Whitehurst was a member of the Board of Directors of, and was employed by, Axes Technologies, a research and development services company, that merged in November 2005 with MBT (subsequently renamed Tech Mahindra), and from September 2005 until April 2006, he held the position of Executive Vice President, Sales, Marketing and Business Development of that company. From 1983 until December 2004, he held various management positions with Nortel Networks where he most recently served as Executive Vice President, Wireless Global Operations, from January 2003 until December 2004 and as Vice President and General Manager, DMS and VoIP Solution Delivery, from 1999 until January 2003.

Mr. Parker joined Tekelec as Senior Director, Customer Service for the Network Switching Division in November 1994. From April 1998 until October 2000, he held various executive management positions in the Company’s Network Switching Division and the Network Diagnostics Division, including Vice President and General Manager, Network Diagnostics Division from February 1999 until October 2000. Mr. Parker became Vice President, Corporate Development in October 2000 and served in that position until May 2004 when he became Senior Vice President, Corporate Development. In July 2005, Mr. Parker assumed his current position as Chief Strategy and Corporate Development Officer.

Mr. Buckly joined Tekelec as Vice President and General Counsel in April 1998 and became Senior Vice President, Corporate Affairs and General Counsel in January 2004. He has served as the Company’s Corporate Secretary since 1987. From April 1998 until November 2003, Mr. Buckly also served as of counsel to Bryan Cave LLP, the Company’s legal counsel.

Mr. Frankie joined Tekelec as Vice President, Operations in December 1996, and served as Vice President, Operations and Quality from March 1997 until May 2004 when he became Senior Vice President, Operations.

Mr. Ragland joined Tekelec in May 2005 as Assistant Vice President, Global Resources and Learning, and assumed his current position as Senior Vice President, Human Resources in July 2005. From June 2001 until February 2005, Mr. Ragland served as Vice President, Human Resources America of Sony Ericsson Mobile Communications (USA) Inc.

Mr. Weidenfeller became Senior Vice President, Global Marketing of Tekelec in November 2004. From December 2000 until November 2004, Mr. Weidenfeller held various executive positions with Santera Systems Inc., a switching solutions company in which Tekelec acquired a majority interest in June 2003, where he most recently served as Vice President, Business Development.

(c)	Audit Committee

The Audit Committee of the Company’s Board of Directors is currently comprised of Messrs. Adams, Brenner and Rager (Chairman), each of whom is “independent” under current Nasdaq stock market listing standards and Securities and Exchange Commission (“SEC”) rules. In addition, the Board of Directors has determined that Jon F. Rager qualifies as an audit committee financial expert within the meaning of applicable SEC regulations and that each member of the Audit Committee is financially literate for purposes of the Nasdaq listing standards.

(d)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires the Company’s directors and officers, and persons who beneficially own more than 10% of the Company’s Common Stock, to file initial reports of ownership of the Company’s Common Stock and reports of changes in ownership with the SEC and The Nasdaq Stock Market. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on the Company’s review of the copies of such forms furnished to it and written representations from the Company’s officers and directors, the Company believes that all reports required to be filed by such officers and directors pursuant to Section 16(a) were filed on a timely basis during and with respect to 2005.

(e)	Code of Ethics

Tekelec has adopted the Tekelec Code of Business Conduct and Ethics, a code of business conduct and ethics, which every Tekelec employee is expected to observe. The Company has also adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers which supplements the Code of Business Conduct and Ethics and sets forth certain fundamental principals and key policies and procedures that govern the conduct of the Chief Executive Officer, Chief Financial Officer and certain other designated senior financial officers.

The Tekelec Code of Business Conduct and Ethics is publicly available on Tekelec’s website under “Governance” at the following URL: http://tekelec.com/about/gov — code.asp. The Company’s Code of Ethics for Chief Executive Officer and Senior Financial Officers is included in this Annual Report on Form 10-K as Exhibit 14.1 hereto.

Item 11.	Executive Compensation.

(a)	Compensation of Executive Officers

Summary Compensation Table

The following table sets forth certain information for the three years ended December 31, 2005 concerning compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company’s Chief Executive Officer during 2005 and each of the Company’s other four most highly compensated executive officers serving at December 31, 2005:

				Long-Term
				Compensation Awards
						Securities
		Annual Compensation		Restricted		Underlying	All Other
Name and Principal Position(s)	Year	Salary(1)	Bonus(2)	Stock Awards ($)		Options (#)	Compensation(3)

Frederick M. Lax(4)	2005	$544,231	$521,351	$0		0	$8,044
Former Chief Executive	2004	516,154	600,000	0		300,000	8,010
Officer and President	2003	414,040	505,280	0		250,000	7,507
Lori Craven	2005	349,039	237,485	0		0	8,044
Executive Vice President,	2004	310,212	282,709	0		175,000	7,455
Global Sales, Marketing and	2003	249,327	225,163	0		75,000	6,803
Customer Service
Ronald W. Buckly	2005	316,346	219,186	0		0	8,044
Senior Vice President,	2004	306,038	203,609	0		60,000	7,986
Corporate Affairs and	2003	290,253	199,082	0		60,000	7,426
General Counsel
Richard E. Mace(5)	2005	287,332	162,852	149,000	(6)	0	1,044
Executive Vice President,	2004	229,327	0	599,228	(7)	200,000	1,463
Global Business Group Solutions
Patricia W. Hosek(8)	2005	279,808	148,396	0		0	7,973
Former President and	2004	31,800	0	0		200,000	804
General Manager, Switching Solutions Group

(1)	Includes (i) amounts deferred at the election of the named officer under the Company’s 401(k) Plan, and (ii) amounts paid by the Company to certain named officers in lieu of accrued vacation. Amounts paid in lieu of accrued vacation to named officers during 2005 were: Mr. Lax — $20,192; Mr. Buckly — $11,731; and Mr. Mace — $5,769. Amounts paid in lieu of accrued vacation to named officers during 2004 were: Mr. Lax — $19,231; and Mr. Buckly — $11,346. Amounts paid in lieu of accrued vacation to named officers during 2003 were: Mr. Lax — $15,385; and Mr. Buckly — $5,481.

(2)	Except as otherwise set forth herein, bonus amounts shown for each of the named officers were paid under the Company’s Officer Bonus Plans and were based on Company performance and the officer’s achievement of individual objectives. The amount shown for Mr. Buckly for 2005 also includes a discretionary bonus of $50,000. The amount shown for Ms. Craven for 2003 also includes a discretionary bonus in the amount of $50,000.

(3)	The amounts shown in this column include (i) Company matching contributions allocated under the Company’s 401(k) Plan to the accounts of the named officers who elected to participate in the 401(k) Plan and (ii) the dollar value of premiums paid by the Company for group term life insurance for the benefit of the named officers. During 2005, the Company contributed $7,000 to the account of each of the named officers under the 401(k) Plan, except Mr. Mace, to whom the Company made no contribution. Amounts paid by the Company during 2005 as insurance premiums for the benefit of the named officers were: Mr. Lax — $1,044; Ms. Craven — $1,044; Mr. Buckly — $1,044; Mr. Mace — $1,044; and Ms. Hosek — $973.

(4)	Mr. Lax became Chief Executive Officer and President and a director of the Company in February 2003. Prior to that time he served as the Company’s Executive Vice President and Chief Operating Officer. Mr. Lax resigned as the Company’s Chief Executive Officer and President effective January 1, 2006.

(5)	Mr. Mace joined the Company as President and General Manager, Communications Software Solutions Group, in October 2004.

(6)	Represents an award of 10,000 restricted stock units (“RSUs”) granted under the Company’s Amended and Restated 2003 Stock Option Plan, based on a per share value of $14.90 which was the closing sales price per share of the Company’s Common Stock on the grant date of the RSUs. As of December 31, 2005, the RSUs had an aggregate value of $139,000 based on a closing sales price per share of $13.90 as of such date. The RSUs vested as to 2,500 shares on May 1, 2006, and the remaining 7,500 RSUs vest and the shares covered thereby will be issued in 12 equal quarterly installments over three years following the initial vesting date, assuming Mr. Mace’s continued employment with the Company. Mr. Mace does not have any of the benefits of ownership of the shares subject to the RSUs, such as the right to vote the shares or the right to receive dividends, unless and until the RSUs vest and the underlying shares are issued.

(7)	Represents an award of 34,478 RSUs granted under the Company’s 2004 Equity Incentive Plan for New Employees, based on a per share value of $17.38, which was the closing sales price per share of the Company’s Common Stock on the grant date of the RSUs. The RSUs vested on October 14, 2005.

(8)	Ms. Hosek joined the Company as President and General Manager, Switching Solutions Group, in November 2004, and resigned from that position in April 2006.

Option Grants in 2005

None of the executive officers named in the Summary Compensation Table was granted any stock options in 2005.

Aggregated Option Exercises in 2005 and Option Values at December 31, 2005

The following table sets forth certain information concerning stock option exercises during 2005 and unexercised options held as of December 31, 2005 by the executive officers named in the Summary Compensation Table:

	Shares	Number of Securities		Value of Unexercised
	Acquired	Underlying Unexercised		In-the-Money
	on	Options at 12/31/2005		Options at 12/31/2005*
Name	Exercise	Exercisable	Unexercisable	Exercisable	Unexercisable

Frederick M. Lax	0	721,875	253,125	$787,250	$418,750
Lori A. Craven	0	315,627	134,373	276,383	125,617
Ronald W. Buckly	0	463,778	55,938	154,100	100,500
Richard E. Mace	0	50,000	150,000	0	0
Patricia W. Hosek	0	50,000	150,000	0	0

*	Represents the difference between the closing sales price of the Company’s Common Stock on December 30, 2005 as reported on The Nasdaq Stock Market (i.e., $13.90) and the exercise price of such options.

Employment Agreements and Termination of Employment and Change-in-Control Arrangements

Under the Company’s Officer Severance Plan, as amended (the “Severance Plan”), certain officers of the Company who have been designated by the Board of Directors as eligible officers under the Severance Plan are entitled to receive severance benefits following termination of employment, if such termination is non-temporary, involuntary and without cause. In addition, if there is a “change in control” of the Company, an eligible officer will receive benefits under the Severance Plan if such officer terminates his or her employment with the Company either for any reason within one year following the change in control or for “good reason” (which includes the assignment to the officer of duties significantly inconsistent with his or her prior position or a reduction in his or her compensation or benefits) within two years following such change in control. In addition to the other benefits that an executive officer may be entitled to receive upon termination of his or her employment in connection with or following a change in control, an officer’s stock options will vest to the extent then unvested and will be exercisable for one year following the termination of such officer’s employment with the Company or a surviving corporation, as the case may be, if, in connection with a change in control (or within two years thereafter with respect to (ii) and (iii) below), such officer (i) is not offered employment by the surviving corporation on terms and conditions generally no less favorable to such officer than the terms and conditions of his or her employment with the Company in effect immediately prior to the change in control; (ii) is terminated without cause by the Company or the surviving corporation; or (iii) terminates for good reason his or her employment with the Company or the surviving corporation.

The following officers currently qualify as eligible officers for purposes of the Severance Plan: Messrs. Buckly, DeLange, Everett, Frankie, Gehl, Mace, Parker, Plastina, Ragland, Rush and Weidenfeller and Mses. Craven and May. Each eligible officer is entitled to severance pay based on his or her highest annual compensation (i.e., base salary plus bonus), the number of years employed by the Company and the highest office attained prior to termination. Based on such factors, the amounts that would be payable under the Severance Plan to Messrs. Plastina, Buckly and Mace and Ms. Craven if their employment were terminated as of April 17, 2006 under circumstances entitling them to severance benefits under the Severance Plan would be approximately $357,500, $700,942, $390,282, and $646,234, respectively. Severance benefits also include continuation, at the Company’s expense, of health care insurance and term life insurance for a period of 18 months following termination of employment.

In connection with Mr. Lax’s termination of his employment with the Company effective January 1, 2006, the Company entered into an employment separation agreement (the “Lax Separation Agreement”) with Mr. Lax pursuant to which the Company agreed to (i) pay him the sum of $1,569,527 in installments during 2006, (ii) extend the exercise period of certain stock options through July 1, 2006, (iii) provide him with various severance benefits (e.g., continued health care insurance and term life insurance) to which he was entitled in accordance with the terms of the Severance Plan, and (iv) waive the requirement that he be employed by the Company at such time as any bonuses become payable to him under the Company’s 2005 Officer Bonus Plan with respect to the quarter ended December 31, 2005. As a result of the stock option exercise blackout that the Company instituted for both current and former employees in connection with the Company’s 2006 restatement of its financial statements, the Company and Mr. Lax amended the Lax Separation Agreement in March 2006 to extend the exercise period of certain stock options held by Mr. Lax to purchase 146,875 shares of the Company’s Common Stock until the earlier of (i) the 30th day following the end of the blackout period or (ii) July 1, 2006.

In connection with Ms. Hosek’s termination of her employment with the Company effective April 12, 2006, the Company entered into an employment separation agreement with Ms. Hosek pursuant to which the Company agreed to waive the requirement that Ms. Hosek be employed by the Company at such time as any bonuses become payable to her under the Company’s Officer Bonus Plans with respect to the quarters ended December 31, 2005 and March 31, 2006.

(b)	Compensation of Directors

The Company pays to each non-employee director a quarterly retainer of $12,500, plus $2,000 for attending a Board of Directors’ meeting in excess of four hours and $1,000 for attending a Board of Directors’ meeting of four hours or less. In addition, each member of the Compensation Committee receives $1,250 per quarter (except the Committee’s Chairman who is paid $4,000) and $750 for attending a Compensation Committee meeting. Each member of the Audit Committee receives $2,000 per quarter (except the Committee’s Chairman who is paid $5,000) and $800 for attending an Audit Committee meeting. Each member of the Nominating and Corporate Governance Committee receives $1,000 per quarter (except the Committee’s Chairman who is paid $1,500) and $750 for attending a Nominating and Corporate Governance Meeting. Each member of the Corporate Development Committee receives $1,000 per quarter (except the Committee’s Chairman who is paid $1,500) and $1,000 for attending in person or telephonically a meeting of at least four hours and $750 for meetings less than four hours. Each member of the Transition Committee receives $5,000 per quarter (except the Committee’s Chairman who is paid $12,500). In addition, the Company paid Mr. Floyd $12,500 for transition-related services performed on behalf of the Board prior to the establishment of the Transition Committee. The total amount of cash compensation paid to non-employee directors for 2005 was approximately $545,000.

The Company also reimburses all directors for reasonable expenses incurred in connection with attending Board and Committee meetings.

Directors who are not employees of the Company are ineligible to participate in the Company’s stock option plans for employees. Under the Company’s Amended and Restated Non-Employee Director Stock Option Plan (the “Director Plan”), each non-employee director re-elected at an annual meeting of the Company’s shareholders automatically receives an option to purchase 10,000 shares of the Company’s Common Stock. Each non-employee director also automatically receives, upon his or her initial election to the Board, an option to purchase a number of shares equal to the sum of (i) 25,000, plus (ii) 10,000, if the director is initially elected at an annual meeting of the Company’s shareholders, or a pro rata portion of 10,000 if the director is initially elected or appointed on a date other than the date of an annual meeting. Options granted under the Director Plan have an exercise price equal to the closing sales price of the Common Stock on the date of grant, vest in four equal quarterly installments (or eight equal quarterly installments in the case of options granted upon initial election or appointment to the Board) as long as the holder remains a non-employee director of the Company, and terminate as to each vested installment four years after vesting.

(c)	Compensation Committee Interlocks and Insider Participation

During 2005, the Compensation Committee consisted of Messrs. Brenner (Chairman), Floyd and Rager, all of whom are non-employee directors of the Company. No member of the Compensation Committee is or was a current or former officer or an employee of the Company or any of its subsidiaries other than Mr. Rager who served as the Company’s Treasurer and Secretary from 1975 to 1985.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Common Stock Ownership of Principal Shareholders and Management

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of April 17, 2006 by (i) each person who is known to own beneficially more than 5% of the outstanding shares of the Company’s Common Stock, (ii) each of the Company’s directors, (iii) each of the executive officers named in the Summary Compensation Table above and (iv) all current directors and executive officers of the Company as a group:

Name of Beneficial Owner(1)	Shares Beneficially Owned		Percent of Class

Stirling Trustees Limited	8,801,301	(2)	13.1%
The Natinec Trust P. O. Box 801 28-30 The Parade St. Helier, Jersey JE4 OSZ Channel Islands
Delaware Management Holdings	5,547,571	(3)	8.3
2005 Market Street Philadelphia, PA 19103
Goldman, Sachs & Co.	3,540,056	(4)	5.3
85 Broad Street New York, NY 10004
Artisan Partners Limited Partnership	3,425,800	(5)	5.1
875 East Wisconsin Avenue, Suite 800
Milwaukee, WI 53202
Frederick M. Lax	756,161	(6)	1.1
Ronald W. Buckly	503,820	(7)	*
Lori Craven	346,095	(8)	*
Jean-Claude Asscher	134,801	(9)	*
Martin A. Kaplan	105,000	(10)	*
Daniel L. Brenner	98,401	(11)	*
Robert V. Adams	90,801	(12)	*
Patricia Hosek	62,500	(13)	*
Richard Mace	65,000	(14)	*
Jon F. Rager	60,000	(15)	*
Mark A. Floyd	35,624	(16)	*
Franco Plastina	0		*
All current directors and executive officers as a group (19 persons)	2,383,158	(17)	3.4

*	Less than one percent

(1)	Such persons have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)	These shares are held in the name of Natinco, S.A. (“Natinco”), a Luxembourg investment company which holds minority interests in a number of U.S. and Europe-based companies, including an interest in Techniques & Produits, S.A., a French company of which Mr. Asscher is the principal shareholder (“Techniques & Produits”). Stirling Trustees Limited (“Stirling”), as Trustee of the Natinec Trust, has advised the Company that the Natinec Trust owns all of the equity interest in Natinco and that Natinco holds the shares in the Company for investment only. Although Mr. Asscher from time to time may provide certain advisory services to Natinco with respect to its investments, including its investment in the Company, Mr. Asscher has advised the Company that he does not have or share voting or investment power with respect to these shares and he has no beneficial or financial interest in Natinco and therefore does not consider himself to be a beneficial owner of such shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934.

(3)	Based on a Schedule 13G dated February 8, 2006 wherein Delaware Management Holdings reported that as of December 31, 2005 it had sole voting power as to 5,527,292 shares, shared voting power as to 1,048 shares, sole dispositive power as to 5,541,771 shares and shared dispositive power as to 5,800 shares.

(4)	Based on a Schedule 13G dated February 3, 2006, wherein the Goldman Sachs Group, Inc. and Goldman, Sachs & Co. reported that as of December 31, 2005 they shared voting power as to 3,539,436 shares and shared dispositive power as to 3,540,056 shares.

(5)	Based on a Schedule 13G dated January 27, 2006, wherein Artisan Partners Limited Partnership (“Artisan Partners”), Artisan Investment Corporation, the General Partner of Artisan Partners, and Andrew A. Ziegler and Carlene Murphy Ziegler, the principal stockholders of Artisan Investment Corporation, reported that they share voting and dispositive powers with respect to all such 3,425,800 shares.

(6)	Includes 721,875 shares subject to exercisable options held by Mr. Lax.

(7)	Includes 445,966 shares subject to options held by Mr. Buckly, which are exercisable or become exercisable within 60 days after April 17, 2006.

(8)	Includes 343,752 shares subject to options held by Ms. Craven, which are exercisable or become exercisable within 60 days after April 17, 2006.

(9)	Includes 20,000 shares held by Techniques & Produits, and 90,401 shares subject to options held by Mr. Asscher, which are exercisable or become exercisable within 60 days after April 17, 2006. Does not include any shares held in the name of Natinco, as to which shares Mr. Asscher disclaims any beneficial ownership (see footnote 2 above).

(10)	Consists of 105,000 shares subject to options held by Mr. Kaplan, which are exercisable or become exercisable within 60 days after April 17, 2006.

(11)	Includes 90,401 shares subject to options held by Mr. Brenner, which are exercisable or become exercisable within 60 days after April 17, 2006.

(12)	Includes 77,801 shares subject to options held by Mr. Adams, which are exercisable or become exercisable within 60 days after April 17, 2006.

(13)	Consists of 62,500 shares subject to exercisable options held by Ms. Hosek.

(14)	Consists of 62,500 shares subject to options held by Mr. Mace, which are exercisable or become exercisable within 60 days after April 17, 2006 and 2,500 shares issuable under restricted stock units held by Mr. Mace which vest within 60 days after April 17, 2006.

(15)	Includes 45,000 shares held by a family trust and 15,000 shares subject to options held by Mr. Rager, which are exercisable or become exercisable within 60 days after April 17, 2006.

(16)	Consists of 35,624 shares subject to options held by Mr. Floyd, which are exercisable or become exercisable within 60 days after April 17, 2006.

(17)	Includes 2,121,515 shares subject to options held by all current directors and executive officers as a group which are exercisable or become exercisable within 60 days after April 17, 2006 and 23,750 shares issuable under restricted stock units held by all current directors and executive officers as a group which vest within 60 days after April 17, 2006.

(b)	Equity Compensation Plan Information

The Company currently maintains compensation plans that provide for the issuance of Common Stock to officers, employees and directors of the Company and its subsidiaries. These plans consist of the Amended and Restated 1994 Stock Option Plan (the “1994 Plan”), the Amended and Restated 2003 Stock Option Plan (the “2003 Plan”), the Amended and Restated Non-Employee Director Equity Incentive Plan (the “Director Incentive Plan”), the Amended and Restated Non-Employee Director Stock Option Plan (the “Director Plan”) and the 2005 Employee Stock Purchase Plan, all of which have been approved by shareholders, and the 2004 Equity Incentive Plan for New Employees, as amended (the “2004 Plan”), and certain nonstatutory stock option grants to officers and employees of the Company, its subsidiary, Taqua Inc. (“Taqua”) or its subsidiary, Santera Systems Inc. (“Santera”), which have not been approved by shareholders. The following table sets forth information regarding outstanding options and warrants and shares reserved for future issuance under the foregoing plans as of December 31, 2005:

				Number of Shares
				Remaining Available for
	Number of Shares to be		Weighted-Average	Future Issuance Under
	Issued Upon Exercise		Exercise Price of	Equity Compensation
	of Outstanding Options		Outstanding Options	Plans (Excluding Shares
	and Warrants		and Warrants	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by shareholders:
1994 Plan	13,587,190		$16.94	0
2003 Plan	2,560,676		18.19	223,414
Director Incentive Plan	138,603		10.88	0
Director Plan	205,833		13.49	249,167
2005 Employee Stock Purchase Plan	—		—	1,000,000

Total	16,492,302		17.04	1,472,581

Equity compensation plans not approved by shareholders:
2004 Plan(1)	5,297,933	(2)	17.06	1,561,301
Taqua Options	115,096	(3)	23.01	0
Stock Options	1,257,998	(4)	18.89	0

Total	6,671,027		17.51	1,561,301

Total Equity Compensation Plans	23,163,329		$17.17	3,033,882

(1)	Shares available under the 2004 Plan are only available for future grant to new employees in connection with their commencement of employment with us.

(2)	Excludes 17,281 restricted stock units outstanding as of December 31, 2005.

(3)	These options were originally granted under the stock option plans of Taqua prior to the Company’s acquisition of Taqua in 2004 and were assumed by the Company in connection with the acquisition. No additional options may be granted under the Taqua stock option plans pursuant to which the options were issued.

(4)	Consists of (i) nonstatutory stock options to purchase an aggregate of 530,000 shares granted to one former officer and one current officer of the Company in connection with the commencement of their employment with the Company; (ii) nonstatutory stock options to purchase an aggregate of 465,811 shares granted to four employees of Santera in connection with the Company’s acquisition of its majority interest in Santera and such employees’ acceptance of employment with Santera in connection therewith; and (iii) nonstatutory stock options to purchase an aggregate of 262,187 shares granted to five employees of

Taqua in connection with the Company’s acquisition of that company. Such options were granted at exercise prices per share equal to the closing sales price of the Company’s Common Stock on the grant date; terminate four years after vesting or ten years after grant, subject to earlier termination upon an optionee’s termination of employment; and typically vest and become exercisable as to 25% of the shares subject thereto one year after the grant date with the remaining shares vesting in 12 equal quarterly installments.

2004 Equity Incentive Plan for New Employees

The Company’s 2004 Equity Incentive Plan for New Employees (the “2004 Plan”), under which 1,000,000 shares were initially authorized for issuance, was adopted in July 2004 and subsequently amended in September 2004, March 2005, May 2005, August 2005 and December 2005 to increase the number of shares authorized for issuance thereunder by an aggregate of 6,000,000 shares. As of April 17, 2006, a total of 7,000,000 shares of the Company’s Common Stock had been authorized and reserved for issuance under the 2004 Plan. The 2004 Plan has not been approved by the shareholders of the Company based on the exception to the shareholder approval requirements of The Nasdaq Stock Market provided in Nasdaq Marketplace Rule 4350(i)(1)(A)(iv).

During the ten-year term of the 2004 Plan, the Company is authorized to grant nonstatutory stock options, restricted stock units and restricted stock awards to new employees of the Company and its subsidiaries, including individuals who become employed by the Company and its subsidiaries as a result of business acquisitions, as an inducement to their entering into employment with the Company and its subsidiaries. The 2004 Plan is administered by the Compensation Committee of the Company’s Board of Directors.

The exercise price of stock options granted under the Plan may not be less than the fair market value of the Company’s Common Stock on the date of the grant. The fair market value of the Common Stock on a given date is equal to the closing sales price of the Company’s Common Stock on such date on The Nasdaq Stock Market as reported in The Wall Street Journal. Options granted under the 2004 Plan typically vest and become exercisable (i) in equal quarterly installments over four years or (ii) as to 25% of the shares subject to the options on the one-year anniversary of the date of grant and as to the remaining shares in 12 equal quarterly installments thereafter. Each installment of vested options typically remains exercisable for four years after the vesting date, subject to earlier termination under certain circumstances relating to termination of employment. Restricted stock units that have been granted under the 2004 Plan typically vest in full on the one-year anniversary of the date of grant, subject to earlier vesting under certain circumstances relating to termination of employment.

Item 13.	Certain Relationships and Related Transactions.

In June 2003, Santera Systems Inc. (“Santera”) and Martin A. Kaplan entered into a consulting agreement (the “Kaplan Agreement”) pursuant to which Mr. Kaplan agreed to consult with and advise Santera with respect to its business and operations and potential business opportunities with third parties. As compensation for such services, Santera agreed to pay Mr. Kaplan $75,000 per year and Tekelec made a one-time grant to Mr. Kaplan of options to purchase 50,000 shares of Tekelec Common Stock. The exercise price of the options is equal to the closing sales price of the Company’s Common Stock on The Nasdaq Stock Market on the date of grant (i.e., $11.28). The options vested in quarterly installments over two years and will terminate as to each vested installment four years after vesting, subject to earlier termination under certain circumstances. The Kaplan Agreement was terminated effective June 2005.

Item 14.	Principal Accountant Fees and Services

The following is a summary of fees, all of which were approved by our Audit Committee, billed by PricewaterhouseCoopers LLP for audit and other professional services rendered in connection with the years ended December 31, 2005 and December 31, 2004:

	2005	2004

Audit Fees:
Audit and Review — Consists of fees billed for audit of consolidated financial statements and review of interim financial statements	$2,866,000	$1,746,000
Statutory Audits — Consists of fees billed in relation to required statutory audits of foreign subsidiaries	51,000	74,000
SEC Compliance — Consists of fees billed for assistance with our SEC filings	(included in ‘‘Audit and Review” above)	(included in ‘‘Audit and Review” above)

Total Audit Fees	2,917,000	1,820,000

Audit-Related Fees:
Consists of fees billed in relation to due diligence related to mergers and acquisitions, internal control reviews and consultation concerning financial accounting and reporting standards	64,000	1,315,000

Tax Fees:
Tax Compliance — Consists of fees billed in relation to preparation and review of income tax returns	102,000	1,000
General Tax Advice — Consists of fees billed in relation to advice on tax matters	55,000	—
Tax Planning and Business Strategy Consulting — Consists of tax planning and business strategy consulting services	—	—

Total Tax Fees	157,000	1,000

All Other Fees:
Other Product and Service Fees (i.e., subscriptions to professional literature)	2,000	—

Total All Fees	$3,140,000	$3,136,000

Total Audit Fees increased in 2005 by $1,097,000 from $1,820,000 for 2004 to $2,917,000 for 2005, principally due to additional audit fees incurred as a result of our decision to restate certain prior period financial statements. See Note 2 to the consolidated financial statements for further information concerning our restatement. Total Audit-Related Fees in 2005 decreased by $1,251,000 from $1,315,000 in 2004 to $64,000 in 2005 due to a combination of (i) a decrease in fees incurred related to due diligence services provided in connection with our merger and acquisition activities that were not incurred to the same degree in 2005 as in 2004 and (ii) a decrease in fees incurred in association with certain internal control related services. Total Tax Fees in 2005 increased by $156,000 from $1,000 in 2004 to $157,000 in 2005 due to our decision in 2005 to utilize the services of PricewaterhouseCoopers LLP to assist with the preparation and review of our income tax returns. In 2004, these services were provided by another service provider.

Our Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. In accordance with our Audit Committee’s Pre-Approval Policy, the Audit Committee has also delegated to the Chairman of the Audit Committee the authority to pre-approve services to be performed by our independent registered public accounting firm. Our independent registered public accounting firm and management periodically report to our Audit Committee regarding the extent of services provided in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Our Audit Committee has determined that the rendering by PricewaterhouseCoopers LLP of the professional services (i.e., audit-related, tax, and other) described in the above table is compatible with maintaining the independence of our independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules

None.

Schedules that are not listed herein have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(3)	List of Exhibits

Number	Exhibit

2.1	Agreement and Plan of Merger dated April 30, 2003 by and among the Registrant, Luke Acquisition Corp., certain stockholders of Santera Systems Inc., Santera Systems Inc. and Austin Ventures VI, L.P., as the Representative, including form of Certificate of Merger and of Amended and Restated Certificate of Incorporation of Santera Systems Inc. (schedules and certain exhibits are omitted from this agreement and from the other agreements filed herewith as Exhibits 2.2, 2.3 and 2.4, and the Registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the Commission upon request)(1), as amended by First Amendment thereto dated as of August 3, 2005(2)
2.2	Escrow Agreement dated as of April 30, 2003 by and among the Registrant, Santera Systems Inc., the minority stockholders of Santera Systems Inc., Austin Ventures VI, L.P., as the Representative, and J.P. Morgan Trust Company, National Association, as Escrow Agent(1), as amended by First Amendment thereto dated as of August 3, 2005(2)
2.3	Stockholders Agreement dated as of April 30, 2003 between the Registrant and Santera Systems Inc., the minority stockholders of Santera Systems Inc. and Austin Ventures VI, L.P, as the Representative(1), as amended by First Amendment thereto dated as of August 3, 2005(2)

Number	Exhibit

2.4	Registration Rights Agreement dated as of April 30, 2003 by and among the Registrant, Santera Systems Inc., certain stockholders of Santera Systems Inc. and Austin Ventures VI, L.P., as the Representative(1)
2.5	Agreement and Plan of Merger dated as of February 25, 2004 by and among the Registrant, Buckaroo, Inc., Taqua, Inc. and, as representatives of the stockholders of Taqua, Inc., Bessemer Venture Partners V L.P. and Columbia Capital, L.L.C.(3), as amended by First Amendment thereto dated as of February 26, 2004(4)
2.6	Indemnification Agreement dated as of February 25, 2004 by and among the Registrant, Buckaroo, Inc., Taqua, Inc. and certain stockholders of Taqua, Inc.(3)
2.7	Escrow Agreement dated as of April 8, 2004 by and among the Registrant, Taqua, Inc. and, as representatives of the stockholders of Taqua, Inc., Bessemer Venture Partners V L. P. and Columbia Capital, L.L.C., and U.S. Bank National Association(4)
2.8	Agreement and Plan of Merger dated as of September 14, 2004 by and among the Registrant, Punkydoo Inc., VocalData, Inc. and Core Capital Partners, L.P., as Representative(5)
2.9	Escrow Agreement dated as of September 20, 2004 by and among the Registrant, Core Capital Partners, L.P., as Representative, and U.S. Bank National Association(5)
2.10	Agreement and Plan of Merger dated as of August 19, 2004 by and among the Registrant, Buckdanger, Inc., Steleus Group Inc. and certain stockholders of Steleus Group Inc.(6), as amended by Amendment thereto dated as of October 1, 2004(7)
2.11	Escrow Agreement dated as of October 1, 2004 by and among the Registrant, U.S. Bank National Association and the former preferred stockholders of Steleus Group Inc.(7)
3.1	Amended and Restated Articles of Incorporation(8)
3.2	Amended and Restated Bylaws (9)
4.1	Rights Agreement dated as of August 25, 1997 between the Registrant and U.S. Stock Transfer Corporation as Rights Agent(10)
4.2	Indenture dated as of June 17, 2003 between Registrant and Deutsche Bank Trust Company Americas, including form of Registrant’s 2.25% Senior Subordinated Convertible Notes due 2008(11)
4.3	Registration Rights Agreement dated as of June 17, 2003 between Registrant and Morgan Stanley & Co. Incorporated(11)
10.1	Amended and Restated Non-Employee Director Equity Incentive Plan(12)(13), as amended by Amendment No. 1 thereto dated February 21, 1996(13)(14)
10.2	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers(2)(13)
10.3	Amended and Restated 1994 Stock Option Plan, including form of stock option agreement(13)(15), as amended by Amendment No. 1 thereto dated May 8, 2003(11)(13)
10.4	Lease Agreement dated as of February 8, 1988 between the Registrant and State Street Bank and Trust Company of California, N.A., not individually, but solely as an Ancillary Trustee for State Street Bank and Trust Company, a Massachusetts banking corporation, not individually, but solely as Trustee for the AT&T Master Pension Trust, covering our principal facilities in Calabasas, California(16), together with Fourth Amendment thereto effective as of May 24, 2005, between the Registrant and Arden Realty Limited Partnership, as successor to original landlord(17)
10.5	Officer Severance Plan, including form of Employment Separation Agreement(18), as amended March 8, 1999(19) and February 4, 2000(13)(20)
10.6	Amended and Restated Employee Stock Purchase Plan, including form of subscription agreement(13)(21)
10.7	Lease Agreement dated as of November 6, 1998 between the Registrant and Weeks Realty, L.P., covering certain of the Registrant’s facilities in Morrisville, North Carolina(19), as amended by First Amendment thereto dated May 27, 1999, Second Amendment thereto dated October 1, 1999, Third Amendment thereto dated November 30, 1999, and Fourth Amendment thereto dated July 19, 2000(22)

Number	Exhibit

10.8	Lease Agreement dated as of July 19, 2000 between the Registrant and Duke Construction Limited Partnership covering certain of our facilities in Morrisville, North Carolina(22)
10.9	Nonstatutory Stock Option Agreement dated February 1, 2001 between the Registrant and Frederick M. Lax(13)(23)
10.10	Stock Award Agreement dated February 1, 2001 between the Registrant and Frederick M. Lax(13)(22)
10.11	Amended and Restated Non-Employee Director Stock Option Plan, including form of stock option agreement(13)(24)
10.12	Nonstatutory Stock Option Agreement dated January 18, 2002 between the Registrant and Lori A. Craven(13)(25)
10.13	Amended and Restated 2003 Stock Option Plan(13)(24)
10.14	2004 Equity Incentive Plan for New Employees(13)(27), as amended by Amendment No. 1 thereto dated September 13, 2004(13)(28), Amendment No. 2 thereto dated March 18, 2005(13)(28), Amendment No. 3 thereto dated May 2, 2005(13)(29), Amendment No. 4 thereto dated August 1, 2005 (13)(30) and Amendment No. 5 thereto dated December 15, 2005(13)(31)
10.15	2004 Executive Officer Bonus Plan(13)(32)
10.16	Credit Agreement dated December 15, 2004 between the Registrant and Wells Fargo Bank, National Association(32), as amended by First Amendment thereto dated December 15, 2005(38), letter agreement dated March 16, 2006(38) and letter agreement dated May 25, 2006(38)
10.17	Office Lease dated as of December 14, 2004 between Grenhill Development Corporation and the Registrant covering premises located in Westlake Village, California(32)
10.18	Employment Offer Letter Agreement dated April 7, 2005 between the Registrant and William Everett, together with employment offer letter agreement effective as of October 14, 2004 between the Registrant and Mr. Everett(13)(33)
10.19	2005 Employee Stock Purchase Plan(13)(34)
10.20	Summary of Compensation for the Registrant’s Named Executive Officers(2)(13)
10.21	Summary of Compensation for the Non-Employee Members of the Registrant’s Board of Directors and its Committees(2)(13)
10.22	2005 Executive Officer Bonus Plan(13)(35)
10.23	Employment Separation Agreement effective as of October 26, 2005 between the Company and Frederick M. Lax(13)(36)
10.24	Employment Offer Letter Agreement effective January 18, 2006 between the Company and Franco Plastina(13)(37)
14.1	Code of Ethics for Chief Executive and Senior Financial Officers(26)
21.1	Subsidiaries of the Registrant(38)
31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(38)
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(38)
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(38)
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(38)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) filed with the Commission on May 7, 2003.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2005.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) filed with the Commission on March 4, 2004.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2004 (File No. 0-15135)

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 2004 (File No. 0-15135)

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004 (File No. 0-15135)

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2004 (File No. 0-15135)

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1998.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 2005.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1997.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2003

(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 33-82124) filed with the Commission on July 28, 1994.

(13)	Constitutes a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-05933) filed with the Commission on June 13, 1996.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2002.

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1988.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated May 31, 2005, as filed with the Commission on June 1, 2005.

(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1993.

(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1998.

(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1999.

(21)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-105879) filed with the Commission on June 5, 2003.

(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2000.

(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 2001.

(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2004.

(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 2002.

(26)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2003.

(27)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 2004.

(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated March 18, 2005, as filed with the Commission on March 24, 2005.

(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated May 2, 2005, as filed with the Commission on May 6, 2005.

(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated August 1, 2005, as filed with the Commission on August 3, 2005.

(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated December 15, 2005, as filed with the Commission on December 20, 2005.

(32)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2004.

(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated April 7, 2005, as filed with the Commission on April 13, 2005.

(34)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-125160) as filed with the Commission on May 23, 2005.

(35)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 2005.

(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated October 26, 2005, as filed with the Commission on October 27, 2005.

(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated January 18, 2006, as filed with the Commission on January 24, 2006.

(38)	Filed herewith.

(b)	Exhibits

See the list of Exhibits under Item 15(a)(3) of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKELEC

By:	/s/ FRANCO PLASTINA
Franco Plastina
President and Chief Executive Officer

Dated: May 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEAN-CLAUDE ASSCHER Jean-Claude Asscher	Chairman of the Board and Director	May 30, 2006

/s/ FRANCO PLASTINA Franco Plastina	President and Chief Executive Officer and Director	May 30, 2006

/s/ ROBERT V. ADAMS Robert V. Adams	Director	May 30, 2006

/s/ DANIEL L. BRENNER Daniel L. Brenner	Director	May 30, 2006

/s/ MARTIN A. KAPLAN Martin A. Kaplan	Director	May 30, 2006

/s/ MARK A. FLOYD Mark A. Floyd	Vice Chairman of the Board and Director	May 30, 2006

/s/ JON F. RAGER Jon F. Rager	Director	May 30, 2006

/s/ WILLIAM H. EVERETT William H. Everett	Senior Vice President and Chief Financial Officer	May 30, 2006

/s/ GREGORY S. RUSH Gregory S. Rush	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	May 30, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tekelec:

We have completed integrated audits of Tekelec’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Tekelec and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and 2004.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting as of December 31, 2005 appearing under Item 9A, that Tekelec did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain effective controls over the establishment, review and evaluation of the Company’s accounting policies and procedures pertaining to revenue recognition, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2005.

The Company did not maintain effective controls over the establishment, review and evaluation of the Company’s accounting policies and procedures related to revenue recognition, particularly software recognition. Specifically, the Company did not have adequate controls relating to the appropriate application of generally accepted accounting principles pertaining to the complete and accurate recognition of revenue concerning vendor specific objective evidence of fair value, post-contract customer support and contract penalty clauses, affecting revenues, deferred revenues and related cost of sales. This control deficiency resulted in the restatement of the Company’s annual consolidated financial statements for the years ended December 31, 2003 and 2004 and each of the interim periods of the year ended December 31, 2004 and the first three quarters of the year ended December 31, 2005. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement of the Company’s annual and interim consolidated financial statements that would not be prevented or detected.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Tekelec did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, Tekelec has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/  PricewaterhouseCoopers LLP

Raleigh, North Carolina
May 30, 2006

TEKELEC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
	(Thousands, except per share data)

Revenues	$536,909	$368,855	$253,451
Costs of sales:
Cost of goods sold	222,198	134,353	75,126
Amortization of purchased technology	7,350	9,128	11,178
Impairment of purchased technology	22,660	—	—

Total cost of sales	252,208	143,481	86,304

Gross profit	284,701	225,374	167,147
Operating expenses:
Research and development	125,664	99,741	74,841
Selling, general and administrative	161,146	118,783	79,221
Amortization of intangible assets	2,887	2,505	1,900
Acquired in-process research and development	3,573	14,200	2,900
Restructuring	7,735	1,666	—
Impairment of goodwill	27,245	—	—

Total operating expenses	328,250	236,895	158,862

Income (loss) from operations	(43,549)	(11,521)	8,285
Interest and other income (expense):
Interest income	6,175	4,697	6,259
Interest expense	(4,078)	(4,519)	(8,828)
Gain on sale of Catapult Stock	—	2,186	—
Gain on sale of investment in privately held company	—	7,877	—
Gain on warrants in privately held company	—	20,321	—
Other, net	(2,670)	302	451

Total other income (expense)	(573)	30,864	(2,118)

Income (loss) from continuing operations before provision for income taxes	(44,122)	19,343	6,167
Provision for income taxes	(133)	22,929	13,734

Income (loss) before minority interest	(43,989)	(3,586)	(7,567)
Minority interest	10,248	21,765	21,607

Income (loss) from continuing operations	(33,741)	18,179	14,040
Gain on sale of discontinued operation, net of income taxes	—	—	3,293

Net income (loss)	$(33,741)	$18,179	$17,333

Earnings (loss) per share from continuing operations:
Basic	$(0.51)	$0.29	$0.23
Diluted	(0.51)	0.27	0.22
Earnings per share from gain on sale of discontinued operation:
Basic	$—	$—	$0.05
Diluted	—	—	0.05
Earnings (loss) per share:
Basic	$(0.51)	$0.29	$0.28
Diluted	(0.51)	0.27	0.28
Weighted average number of shares outstanding:
Basic	66,001	63,131	61,163
Diluted	66,001	66,322	62,911

See notes to consolidated financial statements.

TEKELEC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
		(Thousands)

Net income (loss)	$(33,741)	$18,179	$17,333
Other comprehensive income (loss):
Foreign currency translation adjustments	(246)	(1)	—
Realized loss (gain) on available-for-sale securities, net of taxes, previously recognized in other comprehensive income	894	(120)	—
Unrealized gain (loss) on available-for-sale securities, net of taxes	(2,057)	(352)	356

Comprehensive income (loss)	$(35,150)	$17,706	$17,689

See notes to consolidated financial statements.

TEKELEC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
		(Restated)
	(Thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$52,069	$48,925
Short-term investments, at fair value	174,260	134,435

Total cash, cash equivalents and short-term investments	226,329	183,360
Accounts receivable, net	122,783	109,536
Inventories	48,347	33,654
Deferred income taxes	27,802	15,058
Deferred costs and prepaid commissions	78,190	46,206
Prepaid expenses and other current assets	15,739	15,947

Total current assets	519,190	403,761
Long-term investments, at fair value	—	93,622
Property and equipment, net	40,794	30,617
Investments in privately-held companies	7,322	7,322
Deferred income taxes, net	68,598	26,547
Other assets	6,047	6,757
Goodwill	126,022	126,442
Intangible assets, net	57,214	79,915

Total assets	$825,187	$774,983

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$33,227	$35,316
Accrued expenses	50,649	17,536
Accrued payroll and related expenses	29,391	23,490
Short-term notes and current portion of notes payable	96	3,266
Current portion of deferred revenues	226,753	174,849

Total current liabilities	340,116	254,457
Notes payable	—	78
Long-term convertible debt	125,000	125,000
Deferred income taxes	1,694	—
Long-term portion of deferred revenues	5,217	4,067

Total liabilities	472,027	383,602

Minority interest	—	17,628

Commitments and Contingencies (Note 14)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 66,838,310 and 65,568,145 shares issued and outstanding, respectively	274,413	258,656
Deferred stock-based compensation	(5,680)	(4,480)
Retained earnings	85,666	119,407
Accumulated other comprehensive income (loss)	(1,239)	170

Total shareholders’ equity	353,160	373,753

Total liabilities and shareholders’ equity	$825,187	$774,983

See notes to consolidated financial statements.

TEKELEC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
	(Thousands)

Cash flows from operating activities:
Net income (loss)	$(33,741)	$18,179	$17,333
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on investments	1,375	(30,569)	—
Minority interest	(10,248)	(21,765)	(21,607)
Impairment of purchased technology	22,660	—	—
Impairment of goodwill	27,245	—	—
Net gain on sale of discontinued operation	—	—	(3,293)
Provision for doubtful accounts and returns	2,724	820	415
Inventory write downs	12,071	4,680	1,558
Write-off of leasehold improvements and other assets	166	—	—
Depreciation	19,966	14,986	14,493
Amortization of intangibles	10,112	10,827	12,425
Amortization, other	5,946	1,633	1,722
Amortization of deferred financing costs	763	1,112	2,121
Acquired in-process research and development	3,573	14,200	2,900
Convertible debt and note payable accretion	—	279	2,335
Deferred income taxes	(17,493)	3,667	(1,328)
Stock-based compensation, net of forfeitures	3,377	2,143	459
Tax benefit related to stock options	1,383	9,750	1,213
Changes in operating assets and liabilities (net of business disposal and acquisitions):
Accounts receivable	(16,227)	(44,207)	(7,342)
Inventories	(26,914)	(13,941)	(7,027)
Deferred costs	(31,984)	(18,688)	(13,630)
Prepaid expenses and other current assets	2,146	(1,247)	(3,681)
Trade accounts payable	(2,063)	20,676	(957)
Accrued expenses	33,218	(15,141)	(5,325)
Accrued payroll and related expenses	5,411	4,151	6,600
Deferred revenues	53,487	65,076	26,441
Income taxes payable	(593)	(5,629)	1,848

Total adjustments	100,101	2,813	10,340

Net cash provided by operating activities	66,360	20,992	27,673

Cash flows from investing activities:
Proceeds from sales and maturities of investments	417,767	498,209	302,036
Purchases of investments	(370,934)	(406,712)	(407,297)
Purchase of property and equipment	(30,238)	(18,278)	(6,509)
Net cash acquired from acquisition of majority interest in Santera	—	—	12,335
Cash paid for Taqua, net of cash acquired	—	(86,994)	—

TEKELEC

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
	(Thousands)

Cash paid for VocalData, net of cash acquired	—	(13,222)	—
Cash paid for Steleus, net of cash acquired	—	(52,484)	—
Cash paid for iptelorg, net of cash acquired	(7,105)	—	—
Cash paid for minority interest in Santera	(75,750)	—	—
Investments in privately-held companies	—	—	(797)
Proceeds from sale of Catapult stock	—	19,486	—
Proceeds from sale of warrants in privately held companies	—	17,877	—
Proceeds from sale of discontinued operation	—	—	3,293
Other non-operating assets	(4,186)	(2,540)	(3,768)

Net cash used in investing activities	(70,446)	(44,658)	(100,707)
Cash flows from financing activities:
Payments on retirement of convertible debt	—	—	(129,307)
Proceeds from issuance of convertible debt	—	—	125,000
Debt issuance costs	—	—	(3,816)
Payments on notes payable	(3,243)	(8,894)	(1,224)
Proceeds from issuance of Common Stock	10,382	35,851	5,959

Net cash provided by (used in) financing activities	7,139	26,957	(3,388)

Effect of exchange rate changes on cash	91	373	47

Net increase (decrease) in cash and cash equivalents	3,144	3,664	(76,375)

Cash and cash equivalents at beginning of the year	48,925	45,261	121,636

Cash and cash equivalents at end of the year	$52,069	$48,925	$45,261

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,195	$3,115	$17,417
Income taxes	16,093	22,294	11,034

See notes to consolidated financial statements.

TEKELEC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (RESTATED)

					Accumulated
	Common Stock		Deferred		Other	Total
	Number		Stock-Based	Retained	Comprehensive	Shareholders’
	of Shares	Amount	Compensation	Earnings	Income (Loss)	Equity
	(Thousands, except share data)

Balance, December 31, 2002 (Restated)	60,917	$182,277	$—	$83,895	$287	$266,459
Exercise of stock options and warrants and issuance of shares under employee stock purchase plan	733	5,959	—	—	—	5,959
Amortization of stock-based compensation, net	—	459	—	—	—	459
Stock option tax benefits	—	1,213	—	—	—	1,213
Net unrealized gain on available-for-sale securities, net of tax benefit	—	—	—	—	356	356
Translation adjustment	—	—	—	—	—	—
Net income (Restated)	—	—	—	17,333	—	17,333

Balance, December 31, 2003 (Restated)	61,650	189,908	—	101,228	643	291,779

Exercise of stock options and warrants and issuance of shares under employee stock purchase plan	3,131	35,851	—	—	—	35,851
Deferred stock-based compensation on stock options assumed in acquisitions and issuance of restricted stock	—	6,244	(6,244)	—	—	—
Amortization of stock-based compensation, net	—	286	1,764	—	—	2,050
Stock option tax benefits	—	9,750	—	—	—	9,750
Vested stock options assumed in the Taqua acquisition	—	3,524	—	—	—	3,524
Stock options granted to Santera advisory board	7	93	—	—	—	93
Shares issued related to VocalData acquisition	780	13,000	—	—	—	13,000
Net unrealized loss on available-for-sale securities, net of tax benefit	—	—	—	—	(472)	(472)
Translation adjustment	—	—	—	—	(1)	(1)
Net income (Restated)	—	—	—	18,179	—	18,179

Balance, December 31, 2004 (Restated)	65,568	258,656	(4,480)	119,407	170	373,753

Exercise of stock options and issuance of shares under employee stock purchase plan	961	10,382	—	—	—	10,382
Issuance of stock-based compensation, net	237	5,880	(5,880)	—	—	—
Issuance of common stock upon vesting of restricted stock units	106	—	—	—	—	—
Common stock withheld upon vesting of restricted stock units for payroll taxes	(34)	(585)	—	—	—	(585)
Amortization of stock-based compensation, net	—	—	3,494	—	—	3,494
Stock option tax benefits	—	1,383	—	—	—	1,383
Forfeiture of unvested stock-based compensation	—	(1,186)	1,186	—	—	—
Forfeiture of previously expensed stock-based compensation	—	(117)	—	—	—	(117)
Net unrealized loss on available-for-sale securities, net of tax benefit	—	—	—	—	(1,163)	(1,163)
Translation adjustment	—	—	—	—	(246)	(246)
Net loss	—	—	—	(33,741)	—	(33,741)

Balance, December 31, 2005	66,838	$274,413	$(5,680)	$85,666	$(1,239)	$353,160

See notes to consolidated financial statements.

TEKELEC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

We are a developer of switching and signaling telecommunications products and services, network performance management technology, business intelligence and value-added applications. Our products and services are widely deployed in traditional and next-generation wireline and wireless networks and contact centers worldwide. We are principally engaged in the design, development, production, marketing, sales and support of our telecommunications products and services. Our revenues are primarily derived from the sale of telecommunications equipment and software, the related professional services, such as installation and training services, and the related customer support, including customer extended warranty service contracts.

We are organized into four major operating segments: the Network Signaling Group (“NSG”), the Switching Solutions Group (“SSG”), the Communications Software Solutions Group (“CSSG”), and the IEX Contact Center Group (“IEX”). Our customers include telecommunications carriers, network service providers and contact center operators.

Principles of Consolidation

The consolidated financial statements include the accounts and operating results of Tekelec and our wholly owned subsidiaries. As discussed in Note 3, as a result of our acquisition of the shares of Santera capital stock owned by Santera’s minority shareholders on October 3, 2005, Santera became a wholly owned subsidiary of Tekelec on that date. From the original acquisition of our majority interest in Santera on June 10, 2003 through October 3, 2005, the consolidated financial statements included the accounts and operating results of Santera, less that portion of income or loss allocated to the minority interest. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, provision for inventory obsolescence, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, product warranty obligations, employee stock options, and contingencies and litigation, among others. We generally base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by us with respect to these and other items.

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS 52”), one of our international operations uses the local currency as their functional currency while our remaining international operations use the U.S. dollar as their functional currency. For our international operations in which we consider the functional currency to be the local currency, the foreign currency is translated into our reporting currency, the U.S. dollar, using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from the translation of this foreign subsidiary financial statements are reported in accumulated other comprehensive income (loss). The foreign currency translation adjustment is not adjusted for income taxes since it relates to our indefinite term investment in non-U.S. subsidiaries. Gains or losses on foreign currency transactions are recognized in current operations.

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

Fair Value of Financial Instruments

The fair values of our cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their respective carrying amounts. While we have determined that it is impractical to ascertain the fair value of our investments in privately-held companies, we believe that the fair value of these investments is equal to or exceeds the carrying value as of December 31, 2005. Quoted market prices for our investments in privately-held companies are not available.

Based on the quoted market price of our convertible subordinated notes, the fair value of the convertible subordinated notes was approximately $123.4 million as of December 31, 2005. The fair value of our derivative financial instruments, principally foreign currency contracts utilized to offset foreign currency transaction gains and losses, was not significant as of December 31, 2005, as we entered into these contracts during the last day of our fiscal year.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. We hold cash and cash equivalents at several major financial institutions, which often exceed FDIC insured limits. Historically, we have not experienced any losses due to such concentration of credit risk.

Accounts Receivable

We typically invoice our customers at shipment for the sales order (or contract) value of the related products delivered and for services when rendered. Accounts receivable are recorded at the invoiced amount, net of any amounts included in deferred revenue that are not yet due based on the payment terms, and do not bear interest. We do not have any off-balance sheet credit exposure related to our customers.

Investments

Marketable securities are classified as available-for-sale securities and are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders’ equity net of tax. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. To date, we have had no such other-than-temporary declines below cost basis. We utilize specific identification in computing realized gains and losses on the sale of investments. Investments in marketable securities with maturities beyond one year may be classified as short term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

We also invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as long-term assets and are accounted for under the cost method since we do not have the ability to exercise significant influence over their operations. We monitor these investments for impairment and make appropriate reductions in carrying value if we determine that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies. There have been no identified events or changes in circumstances noted that may have a significant adverse effect on the fair value of our equity instruments of privately-held companies. There have been no impairments of investments in privately-held companies in 2005, 2004 or 2003. Realized gains and losses on our investments are reported in other income and expense.

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of short-term investments, trade accounts receivable and financial instruments used in foreign currency hedging activities. We primarily invest our excess cash in money market instruments, government securities, corporate bonds and asset backed securities. We are exposed to credit risks related to our short-term investments in the event of default or decrease in credit-worthiness of one of the issuers of the investments. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable, as the majority of our customers are large, well-established companies. We maintain reserves for potential credit losses, but historically have not experienced any significant losses related to any particular geographic area since our business is not concentrated within any particular geographic region.

For the year ended December 31, 2005, two customers accounted individually for more than 10% of our sales. During 2005, sales to Alcatel accounted for 17% of our revenue and included sales from our Switching Solutions Group. During 2005, 2004 and 2003, sales to Cingular, including AT&T, accounted for 17%, 12% and 17%, respectively, of our revenue and included sales from our Network Signaling Group, IEX Contact Center Group and Communications Software Solutions Group. During 2003, sales to Verizon accounted for 12% of our revenue and included sales from our Network Signaling Group, IEX Contact Center Group and Switching Solutions Group. No other customer accounts for more than 10% of revenue for any period presented. Because our customers are primarily in the telecommunications industry, our accounts receivable are concentrated within one industry and therefore are exposed to concentrations of credit risk within that industry.

We rely on sole providers for certain components of our products and rely on a limited number of contract manufacturers and suppliers to provide manufacturing services for our products. The inability of a contract manufacturer or supplier to fulfill our supply requirements could materially impact future operating results.

We have entered into agreements relating to our foreign currency contracts with large, multinational financial institutions. The amounts subject to credit risk arising from the possible inability of any such parties to meet the terms of their contracts are generally limited to the amounts, if any, by which such party’s obligations exceed our obligations to that party.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We provide inventory allowances primarily based on excess and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Deferred Costs and Prepaid Commissions

For all customer sales arrangements in which we defer the recognition of revenue, we also defer the associated costs, such as the cost of the hardware, installation costs, and other direct costs associated with the revenue. As a component of these costs we defer any sales commission payments to our direct sales force. The commission payments, which are paid 50% upon order and 50% upon revenue recognition, are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under our sales arrangements. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue generated that they should be recorded as an asset and charged to expense over the same period that the revenue is recognized. Amortization of deferred commissions is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Costs are only deferred up to the fair value of the products or services being sold and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets or any applicable lease term. The useful lives of the assets are generally as follows:

Manufacturing and development equipment	3 to 5 years
Furniture and office equipment	3 to 5 years
Demonstration equipment	3 years
Leasehold improvements	Shorter of the estimated useful life or lease term, generally 5 years

Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and the gain or loss is reflected in the consolidated statements of operations.

Software Developed for Internal Use

We capitalize costs of software, consulting services, hardware and other related costs incurred to purchase or develop internal-use software. We expense costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

Software Development Costs

Software development costs associated with new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and no significant development costs have been incurred during that period. Accordingly, the Company has not capitalized any software development costs to date.

Intangible Assets and Goodwill

We account for our business combinations in accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”) and the related acquired intangible assets and goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 specifies the accounting for business combinations and the criteria for recognizing and reporting intangible assets apart from goodwill.

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

SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful lives. We are currently amortizing our acquired intangible assets with definite lives over periods ranging from one to ten years. SFAS 142 also requires that goodwill not be amortized but instead be tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events (see “Impairment of Long-Lived Assets” below). Please refer to Note 11 for a further discussion of our intangible assets and goodwill.

Impairment of Long-Lived Assets

We test goodwill for impairment in accordance with SFAS 142. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. We have determined that we have six reporting units, consisting of (i) NSG business unit, (ii) CSSG business unit, (iii) IEX Contact Center business unit, and (iv) Santera, (v) Taqua and (vi) VocalData reporting units, which together comprise our SSG business unit. Goodwill is tested for impairment annually on October 1st using a two-step process. First, we determine if the carrying amount of any of our reporting units exceeds its fair value (determined using the discounted cash flows or market multiples based on revenues), which would indicate a potential impairment of goodwill associated with that reporting unit. If we determine that a potential impairment of goodwill exists, we then compare the implied fair value of the goodwill associated with the respective reporting unit, to its carrying amount to determine if there is an impairment loss.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If an impairment exists, the impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. Assumptions underlying future cash flow estimates are therefore subject to significant risks and uncertainties.

During the fourth quarter of 2005, we recognized non-cash impairment charges totaling $49.9 million relating to the goodwill and purchased technology within our Taqua reporting unit. Please refer to Note 11 for a further discussion of these impairment charges.

Contingent Liabilities

We have a number of unresolved regulatory, legal and tax matters, as discussed further in Note 10 and Note 14. We provide for contingent liabilities in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). In accordance with SFAS 5, a loss contingency is charged to income when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred.

Periodically, we review the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by SFAS 5, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred or an asset impaired and whether such loss is reasonably estimable. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying consolidated financial statements. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Product Warranty Costs

Our sales arrangements with our customers typically provide for 12 to 15 months of warranty coverage (the “Standard Warranty”) ending the sooner of one year from installation or 15 months after shipment. Our customers can extend their warranty coverage outside the term of the Standard Warranty through our Customer Extended Warranty Service (“CEWS”) offerings. As discussed further below under revenue recognition, we account for our Standard Warranty and CEWS offerings as separate elements of an arrangement, with the fair value of these elements recognized as revenue ratably over the service period. Accordingly, we expense all costs associated with these elements as incurred.

For purposes of determining when the cost of our warranty offerings has been “incurred,” we follow the guidance of FTB 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“FTB 90-1”). Under FTB 90-1, costs must be recognized as “incurred” when a warranty event occurs, which may precede the expenditures to satisfy the warranty claim. While we generally expense all costs as the expenditure is made, we accrue the costs expected to be incurred with a specific product defect, which is generally a defect that is classified as a Class A defect. A Class A defect is a designation that obligates us to correct a pervasive defect in one of our products. In the case of a Class A defect or specific known product defect that we have committed to remedy, we accrue the expected costs to be incurred at the time we determine that it is probable that we have an obligation to repair a product defect and the expected expenditures are estimable. All warranty related expenses are reflected within cost of sales in the accompanying consolidated statements of operations.

Prior to 2005, we have historically had few Class A designated warranty events and accordingly have generally expensed the cost of our warranty obligations as incurred. In 2005, we had three Class A designated events or other events that obligated us to satisfy specific warranty obligations. Accordingly, we established a warranty reserve within accrued liabilities in the accompanying consolidated balance sheet for these events of approximately $9.3 million as of December 31, 2005. Our warranty reserve is based on our estimates of the associated material costs, technical support labor costs, and associated overhead. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Further, if we continue to experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Certain of our CEWS agreements include provisions indemnifying customers against liabilities in the event we fail to perform specific service level requirements. Arrangements that include these indemnification provisions typically provide for a limit on the amount of damages that we may be obligated to pay our customers. In addition to these indemnification provisions, our agreements typically include warranties that our products will substantially operate as described in the applicable product documentation and that the services we perform will be provided in a manner consistent with industry standards. We do not believe that these warranty or indemnity obligations represent a separate element in the arrangement because fulfillment of these obligations is consistent with our obligations under our standard warranty. To date, we have not incurred any material costs associated with these warranties.

An analysis of changes in the liability for product warranty costs is as follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)

Balance at beginning of period	$—	$—	$—
Current year provision	9,269	457	—
Expenditures	—	(457)	—

Balance at end of period	$9,269	$—	$—

Derivative Instruments and Hedging Activities

We operate internationally and thus are exposed to potential adverse changes in currency exchange rates. We use derivative instruments (foreign exchange contracts) to reduce our exposure to foreign currency rate changes on receivables, payables and intercompany balances denominated in a foreign currency. The objective of these contracts is to reduce or eliminate, and efficiently manage, the economic impact of currency exchange rate movements on our operating results as effectively as possible. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange contracts.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. We do not designate our derivative instruments as accounting hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and, accordingly, we adjust these instruments to fair value through operations (i.e., included in “other income”). We do not hold or issue financial instruments for speculative or trading purposes. Please refer to Note 9 for a further discussion of our derivative instruments and hedging activities.

Because the majority of our revenue arrangements are in U.S. dollars or are otherwise hedged, our exposure to foreign currency fluctuations is limited.

Revenue Recognition

Substantially all of our revenues are derived from sales or licensing of our (i) telecommunications products, (ii) professional services including installation, training, and general support, and (iii) warranty-related support, comprised of telephone support, repair and return of defective products, and product updates (commonly referred to as maintenance, post-contract customer support or PCS). Our customers generally purchase a combination of our products and services as part of a multiple element arrangement.

As the software component of all of our product offerings is generally deemed to be more than incidental to the products being provided, we recognize revenue in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (collectively, “SOP 97-2”).

When total cost estimates exceed revenues, we accrue for the estimated losses immediately using the estimated cost of the remaining equipment to be delivered and an average fully burdened daily rate applicable to the consulting personnel delivering the services. As a result of applying these judgments, during the fourth quarter of 2005, we recognized approximately $9.9 million in estimated losses on existing contracts with our customers.

The following is a summary of the key areas where we exercise judgment and use estimates in connection with the determination of the amount of revenue to be recognized in each accounting period:

Determining Separate Elements and Allocating Value to Those Elements

For arrangements that involve multiple elements, the entire fee from the arrangement must be allocated to each of the elements based on the individual element’s fair value. Each arrangement requires careful analysis to ensure that all of the individual elements in the arrangement have been identified, along with the fair value of each element. Under SOP 97-2, the determination of fair value must be based on vendor specific objective evidence of the fair value (“VSOE”), which is limited to the price of that element when sold separately.

Sales of our products always include a year of warranty coverage, which we have determined contains post-contract customer support (“PCS”) elements as defined by SOP 97-2. Inasmuch as we do not sell our products separately from this warranty coverage, and we rarely sell our products on a standalone basis, we are unable to establish VSOE for our products. Accordingly, we utilize the residual method as prescribed by SOP 97-2 to allocate revenue to each of the elements in an arrangement. Under the residual method, we allocate the total fee in an arrangement first to the undelivered elements (i.e., typically professional services and warranty offerings) based on the VSOE of those elements and the remaining, or “residual,” portion of the fee to the delivered elements (i.e., typically the product or products).

We allocate revenue to each element in an arrangement (e.g., professional services and warranty coverage) based on its respective fair value, with the fair value determined by the price charged when the element is sold separately. We determine the fair value of the warranty portion of an arrangement based on the price charged to the customer for extending their warranty coverage. We determine the fair value of the professional services portion of an arrangement based on the rates that we charge for these services when sold independently from our products.

If evidence of fair value cannot be established for the undelivered elements of an arrangement, we defer revenue until the earlier of (i) delivery or (ii) fair value of the undelivered element exists, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

Product Revenue

For substantially all of our arrangements, we defer revenue for the fair value of the warranty offering and professional services to be provided to the customer and recognize revenue for all products in an arrangement when persuasive evidence of an arrangement exists and delivery of the last product has occurred, provided the fee is fixed or determinable and collection is deemed probable. We generally evaluate each of these criteria as follows:

•	Persuasive evidence of an arrangement exists. We consider a non-cancelable agreement (such as an irrevocable customer purchase order, contract, etc.) to be evidence of an arrangement.

•	Delivery has occurred. Delivery is considered to occur when title to our products has passed to the customer, which typically occurs at physical delivery of the products to a common carrier. For arrangements with systems integrators and OEM customers, we recognize revenue when title to the last product in a multiple-element arrangement has passed. For arrangements with resellers, we generally recognize revenue upon evidence of sell-through to the end customer.

•	The fee is fixed and determinable. We assess whether fees are fixed and determinable at the time of sale. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collection is probable. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

While many of our arrangements do not include customer acceptance provisions, certain arrangements do include acceptance provisions, which are based on our published specifications. Revenue is recognized upon shipment, assuming all other revenue recognition criteria are met, provided that we have previously demonstrated that the product meets the specified criteria and we have an established history with similar transactions. If an arrangement includes acceptance provisions that are short term in nature, we provide for a sales return allowance in accordance with SFAS No. 48 “Revenue Recognition when Right of Return Exists.” In the event we cannot reasonably estimate the incidence of returns, we defer revenue until the earlier that such estimate can reasonably be made or receipt of written customer acceptance or expiration of the acceptance period. If the acceptance provisions are long term in nature or the acceptance is based upon customer specified criteria for which we cannot reliably demonstrate that the delivered product meets all the specified criteria, revenue is deferred until the earlier of the receipt of written customer acceptance or the expiration of the acceptance period.

Our arrangements may include penalty provisions. If an arrangement includes penalty provisions (e.g., for late delivery or installation of the product), we defer the portion of the arrangement subject to forfeiture under the penalty provision of the arrangement until the earlier of (i) a determination that the penalty was not incurred, (ii) the customer waives its rights to the penalty, or (iii) the customer’s right to assess the penalty lapses.

Warranty/Maintenance Revenue

Our arrangements typically provide for one year of warranty coverage (the “Standard Warranty”) ending the sooner of one year after installation or 15 months after shipment. We typically provide our Standard Warranty coverage at no additional charge to our customer. We allocate a portion of the arrangement fee to the Standard Warranty based on the VSOE of its fair value. The related revenue is deferred and recognized ratably over the term of the Standard Warranty based on the number of days of warranty coverage during each period. Our customers can extend their warranty coverage outside the term of the Standard Warranty through our Customer Extended Warranty Service (“CEWS”) offerings. Renewal rates for CEWS are typically established based upon a specified percentage of net product fees as set forth in the arrangement.

Professional Services Revenue

Professional services revenue primarily consists of implementation services related to the installation of our products and training revenues. Our products are ready to use by the customer upon receipt and, accordingly, our implementation services do not involve significant customization to or development of the product or any underlying software code embedded in the product. Substantially all of our professional service arrangements are related to installation and training services and are billed on a fixed-fee basis. We typically recognize the revenue related to our fixed-fee service arrangements upon completion of the services, as these services are relatively short-term in nature (i.e., typically a matter of days or, in limited cases, several weeks). For arrangements that are billed on a time and materials basis, we recognize revenue as the services are performed. If there exists a significant uncertainty about the project completion or receipt of payment for the professional services, revenue is deferred until the uncertainty is sufficiently resolved.

Cost of Sales

Cost of sales consists primarily of materials, labor and overhead costs incurred internally and paid to contract manufacturers to produce our products, personnel and other implementation costs incurred to install our products and train customer personnel and customer service costs to provide continuing support to our customers. Also included in cost of sales is the amortization of purchased technology intangible assets.

Shipping and Handling Costs

Shipping and handling costs are included as a component of costs of sales in the accompanying statements of operations.

Advertising

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in selling, general and administrative expenses and amounted to approximately $2,108,000, $1,364,000, and $842,000 for 2005, 2004 and 2003, respectively.

Provision for Doubtful Accounts

We initially record our provision for doubtful accounts based on our historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts.

Lease Obligations

We recognize lease obligations with fixed escalations of rental payments on a straight-line basis in accordance with Financial Accounting Standards Board Technical Bulletin 85-3 “Accounting for Operating

Leases with Scheduled Rent Increases” (“FTB 85- 3”). Accordingly, the total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability.

Income Taxes

We use the asset and liability method of accounting for income taxes provided under SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances are established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Stock-Based Compensation

For the year ended and periods prior to December 31, 2005, we account for our employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25 “Accounting for Stock Issued to Employees” and interpretations thereof (collectively referred to as “APB 25”). Accordingly, we record deferred compensation costs related to its stock-based compensation as follows:

•	Stock options. We record and measure deferred compensation for stock options granted to our employees and members of our Board of Directors when the market price of the underlying stock on the date of the grant exceeds the exercise price of the stock option on the date of the grant. We record and measure deferred compensation for stock options granted to non-employees based on the fair value of the stock options.

•	Restricted stock and restricted stock units (“RSUs”). We record and measure deferred compensation for restricted stock and RSUs based on the market price of our Common Stock on the date of grant.

Deferred compensation is expensed on a straight-line basis over the respective vesting period of the equity instrument. The provisions of our stock options, restricted stock and RSUs generally provide for ratable vesting over a period of approximately four years.

An alternative to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” (collectively, “SFAS 123”). If we followed the fair value approach, we would record deferred compensation based on the fair value of the stock option at the date of grant as determined using the Black-Scholes option valuation model. The deferred compensation calculated under the fair value method would then be amortized on a straight-line basis over the respective vesting period of the stock option.

As required by SFAS 123, we have prepared a reconciliation of our earnings as reported on the statement of operations to the earnings that we would have reported if we had followed SFAS 123 in accounting for our stock-based compensation arrangements. Summarized below are the pro forma effects on our earnings and earnings per share, as if we had elected to use the fair value approach prescribed by SFAS 123 to account for our employee stock-based compensation plans:

	For the Years Ended December 31,
	2005	2004	2003
	(Thousands, except per share data)

Stock-based compensation, net of tax:
As reported	$2,195	$1,404	$303
Additional stock-based compensation expense determined under the fair value method, net of tax	20,006	18,181	16,810

Pro forma	$22,201	$19,585	$17,113

Net income (loss) (Restated):
As reported	$(33,741)	$18,179	$17,333
Less: additional stock-based compensation expense determined under the fair value method, net of tax	(20,006)	(18,181)	(16,810)

Pro forma	$(53,747)	$(2)	$523

Earnings (loss) per share-basic (Restated):
As reported	$(0.51)	$0.29	$0.28
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.30)	(0.29)	(0.27)

Pro forma	$(0.81)	$0.00	$0.01

Earnings (loss) per share-diluted (Restated):
As reported	$(0.51)	$0.27	$0.28
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.30)	(0.27)	(0.27)

Pro forma	$(0.81)	$0.00	$0.01

We have provided a tax benefit on the pro forma expense in the above table in a manner consistent with our accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying consolidated financial statements.

We determined the assumptions used in computing the fair value of our stock options issued under our employee stock purchase plans as follows:

Expected Life.

In determining the appropriate expected life of our stock options, we segregate our option holders into selected categories principally based upon employee levels that are expected to be indicative of similar option related behavior. We then estimate the expected useful lives for each of these categories giving consideration to (i) the weighted average vesting periods, (ii) the contractual lives of the stock options, (iii) the relationship between the exercise price and the fair market value of our Common Stock, (iv) expected employee turnover, (v) the expected future volatility of our Common Stock, and (vi) past and expected exercise behavior, among other factors.

Expected Volatility.

We estimate expected volatility giving consideration to the expected lives of our stock options, our current expected growth rate, implied volatility in traded options for our Common Stock, and the historical volatility of our Common Stock.

Risk-Free Interest Rate.

We estimate the risk-free interest rate using the U.S. Treasury bill rate for the relevant expected life.

Expected Dividend Yield.

We estimate the expected dividend yield by giving consideration to our current dividend policies as well as those anticipated in the future considering our current plans and projections.

The fair value of stock options was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	For the Years Ended December 31,
	2005	2004	2003

Expected life (in years)	3.6	3.3	4.1
Expected volatility	55%	60%	82%
Risk-free interest rate	4.0%	2.8%	2.2%
Expected dividend yield	0%	0%	0%

Earnings Per Share

We determine earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the year ended December 31, 2005 the diluted earnings per share amount equals basic earnings per share because we had a net loss and the impact of the assumed exercise of stock options, unvested restricted stock and contingently issuable shares would have been anti-dilutive.

Restructuring and Related Expenses

We account for restructuring and related expenses in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS 146 also requires that (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (iv) all other costs related to an exit or disposal activity be expensed as incurred. We account for severance costs in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” The severance benefits provided as part of restructurings are part of an ongoing benefit arrangement, and accordingly, we have accrued a liability for expected severance costs. Restructuring liabilities are included in accrued expenses and accrued payroll and the related costs are reflected as operating expenses in the accompanying financial statements.

Research and Development Costs

Research and development costs, which include costs in connection with new product development, improvement of existing products, process improvement, and product use technologies, are charged to operations in the period in which they are incurred. In connection with a business combination, the purchase price allocated to research and development projects that have not yet reached technological feasibility and for which no alternative future use exists is charged to operations in the period of acquisition.

Segment Information

We disclose information concerning our operating segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the “management approach.” Our financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We currently have four reportable segments: Network Signaling Group; Switching Solutions Group, Communications Software Solutions Group and IEX Contact Center Group. During 2004, certain network signaling products, including our Sentinel product line, were combined with Steleus products and resources to become our Communications Software Solutions Group.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS 123(R), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and amends SFAS 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Providing only pro forma disclosure in the footnotes to financial statements is no longer an alternative. We are required to adopt SFAS 123R effective January 1, 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods. The “modified prospective” method recognizes compensation cost based on the requirements of SFAS 123R for all share-based payments granted after the effective date, and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The “modified retrospective” method permits entities to restate their historical financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all prior periods presented or for prior interim periods of the year of adoption. We have elected to adopt the requirements of SFAS 123R using the modified prospective method.

Prior to the effective date of SFAS 123R, we accounted for share-based payments to employees using the intrinsic value method under APB No. 25, as permitted by SFAS 123, and, as such, recognized no compensation cost for employee stock options as long as the exercise price was at least equal to the fair value of our Common Stock on the date of grant. Accordingly, the adoption of SFAS 123R will cause our reported stock compensation cost to materially increase beginning in our first quarter of 2006 and will have a significant impact on our results of operations. Although we are still evaluating the impact of SFAS 123R on our consolidated financial position, results of operations, and cash flows, we currently estimate that the adoption of SFAS 123R could result in a reduction of as much as $23 million in our annual after tax earnings for 2006. This is a preliminary estimate of the impact and is based on the expense associated with stock options outstanding as of December 31, 2005 (including stock-based compensation under our employee stock purchase plan) and a preliminary estimate of stock-based compensation expected to be issued during the year. SFAS 123R also will require us to change the classification of certain tax benefits from share-based compensation deductions to financing rather than operating cash flows. The adoption and subsequent application of FAS 123R is expected to be complex and will require us to make certain subjective judgments. The actual impact to our annual earnings in 2006 could differ materially from our current estimate.

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. FIN 47 is effective as of December 31, 2005. The adoption of FIN 47 did not have a material impact on our financial position, results of operations or cash flows.

Accounting Changes

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections: (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in an accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position, results of operations or cash flows for the current or any prior periods.

Other-than-Temporary Impairment

In March 2004, the Emerging Issues Task Force (“EITF”), reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The FASB, at its June 29, 2005 meeting, decided not to provide additional guidance on the meaning of other-than-temporary impairment, but instead issued proposed FASB Staff Position (“FSP”) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1”, as final, superseding EITF 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP, retitled FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”), would be applied prospectively and the effective date would be reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and FAS 124-1, is not expected to have a material impact on our results of operations and financial condition.

Accounting for Uncertain Tax Positions

In July 2005, the FASB issued an exposure draft clarifying the criteria for recognition and measurement of tax benefits related to uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As currently deliberated, the recognition of a tax benefit would occur when it is “more-likely-than-not” that the position would be sustained upon audit. If the tax benefit meets the “more-likely-than-not” threshold, the measurement of the tax benefit would be based on the “best estimate” of the ultimate tax benefit that will be sustained upon audit by the taxing authority. Certain tax accounting and reporting guidelines may change as a result of the issuance of final guidance. Our accounting and reporting treatment will be determined at the time of issuance of final guidance. We cannot currently estimate the impact that this final guidance will have on our consolidated financial position, operating results or cash flows.

Note 2 — Restatement of Previously Issued Financial Statements

As a result of a comprehensive review of our accounting policies and procedures, particularly our policies regarding revenue recognition and the presentation of cost of sales, we independently identified certain errors in our previously issued financial statements. These errors principally related to (i) our application of SOP 97-2, (ii) the classification of certain customer service costs as cost of sales in accordance with Article 5 of Regulation S-X, and (iii) our accounting, presentation and disclosure of certain financial statement items such as (a) deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and (b) certain prior period purchase accounting entries. We have corrected these errors through a restatement of our previously issued financial statements for (i) the year ended December 31, 2003, (ii) the year ended December 31, 2004 and the unaudited quarterly financial data for each of the quarters therein, and (iii) the unaudited quarterly financial data for each of the quarters in the nine months ended September 30, 2005 (the “Restatement”).

The following discussion provides additional information regarding these prior period errors and the resulting adjustments to our previously issued financial statements.

Misclassification of Certain Customer Service Costs

Certain customer service costs had historically been incorrectly classified in our consolidated statements of operations as components of selling, general and administrative (“SG&A”) expenses, rather than as direct components of cost of goods sold and research and development expenses. The expenses involved in the Restatement are associated with (i) customer services ancillary to product sales, such as technical support, extended warranty, customer training, and field installation and (ii) certain quality assurance testing associated with our research and development organization.

The restatement of our consolidated statements of operations to correct this error had no impact on our previously reported revenue, income from operations, net income, or the related earnings per share amounts, nor did it have any impact on our consolidated balance sheets or consolidated statements of cash flows.

The following tables present the impact of this error, by business unit, on our consolidated cost of sales, research and development expenses and SG&A expenses for the years ended December 31, 2004 and 2003:

		Research and
Increase (Decrease) in:	Cost of Sales	Development	SG&A	Total

Year Ended December 31, 2004:
Network Signaling Group	$20,033	$1,217	$(21,250)	$—
Switching Solutions Group	9,395	332	(9,727)	—
Communications Software Solutions Group	—	—	—	—
IEX Contact Center Group	674	—	(674)	—
Corporate	437	—	(437)	—

Consolidated impact	$30,539	$1,549	$(32,088)	$—

		Research and
Increase (Decrease) in:	Cost of Sales	Development	SG&A	Total

Year Ended December 31, 2003:
Network Signaling Group	$19,311	$1,427	$(20,738)	$—
Switching Solutions Group	2,619	86	(2,705)	—
Communications Software Solutions Group	—	—	—	—
IEX Contact Center Group	913	—	(913)	—
Corporate	406	—	(406)	—

Consolidated impact	$23,249	$1,513	$(24,762)	$—

Revenue Recognition

We had prematurely recognized revenue related to certain multiple element customer sales arrangements due to the misapplication of the revenue recognition guidance in SOP 97-2 concerning (i) the establishment of vendor specific objective evidence of fair value (“VSOE”) for certain of our products, along with certain other misapplications of the residual method to multiple element sales arrangements, (ii) the accounting for warranty and maintenance agreements, and (iii) the proper accounting for contract penalty provisions specifically related to product delivery. These misapplications of SOP 97-2 resulted in an overstatement in each period of previously recognized revenue and an equal understatement of deferred revenues. The following table presents the impact of these errors, by business unit, on our consolidated revenues for the years ended December 31, 2004 and 2003:

	2004	2003
	(Thousands)

Increase (Decrease) in revenues:
Network Signaling Group	$(28,600)	$(1,103)
Switching Solutions Group	(2,326)	(5,829)
Communications Software Solutions Group	2,310	(2,847)
IEX Contact Center Group	399	(470)

Total	$(28,217)	$(10,249)

The following discussion provides additional information regarding these revenue recognition errors and the resulting adjustments to our previously issued financial statements.

Establishment of VSOE in Multiple Element Sales Arrangements and Application of the Residual Method

Under SOP 97-2, for sales arrangements that involve multiple elements, the entire fee from the arrangement must be allocated to each of the elements based on the individual element’s fair value. As more fully described in Note 1, if VSOE of an element within a multiple element sales arrangement cannot be established, SOP 97-2 requires that the residual method be used to allocate value to each of the elements in the arrangement, as long as VSOE exists for all undelivered elements in the arrangement. Under the residual method, the allocated fee for individual products is deferred until all products have been delivered (i.e., no revenue related to partial shipments is recognized).

Historically, our Network Signaling Group (“NSG”) had allocated the arrangement fee in its multiple element sales arrangements to each element (i.e., products, services and warranty) within these arrangements. Accordingly, NSG recognized revenue related to each individual product when the risk of loss passed to the customer, including partial shipments. We have determined that our NSG business unit had not sufficiently established VSOE for the product component of its multiple element sales arrangements, principally because we do not sell our product separately from the one year of warranty coverage, which we have determined contains elements of post-contract customer support (“PCS”), as defined by SOP 97-2 (e.g., telephone support and limited upgrades and enhancements). As a result of this misapplication of the guidance of SOP 97-2, revenue was inappropriately recognized in certain of our sales arrangements, typically those that involved partial shipments of the products.

In addition to this error, we also determined during our review that our CSSG, SSG and IEX business units misapplied certain provisions of SOP 97-2, including certain aspects of the residual method. Specifically, as a result of transferring certain NSG product lines to the CSSG business unit in 2004, the error concerning the misapplication of product VSOE discussed above related to NSG, also impacted revenues recorded by our CSSG business unit related to customer sales arrangements that included products from these transferred product lines. With respect to SSG and IEX, we also determined that in certain instances, principally in 2004 and 2003, we incorrectly allocated a portion of the discount offered to the customer to the undelivered elements (i.e., professional services and maintenance/warranty) rather than allocating the entire discount to the delivered elements (i.e., primarily products) as would be required under the residual method. We also determined that within our SSG business unit, we had inappropriately (i) assumed that we had VSOE for certain specified upgrades, resulting in the premature recognition of revenue associated with the delivered product and (ii) recognized revenue prior to receiving customer acceptance of the product in certain arrangements in which the acceptance was deemed to have been other than perfunctory.

The following table presents the impact of the above errors on our consolidated revenues, by business unit, for the years ended December 31, 2004 and 2003:

	2004	2003
	(Thousands)

Increase (Decrease) in revenues:
Network Signaling Group	$(23,837)	$(642)
Switching Solutions Group	(1,901)	(5,472)
Communications Software Solutions Group	3,177	(3,743)
IEX Contact Center Group	399	(470)

Total	$(22,162)	$(10,327)

The aforementioned changes in revenue recognition are accompanied by deferrals of related costs of the equipment, installation and sales commissions. The following tables present the impact on our consolidated cost of sales and SG&A expenses, by business unit, for the years ended December 31, 2004 and 2003:

	2004	2003
	(Thousands)

Increase (Decrease) in cost of sales:
Network Signaling Group	$(1,678)	$(3,162)
Switching Solutions Group	(495)	(2,654)
Communications Software Solutions Group	2,198	(1,655)
IEX Contact Center Group	—	—

Total	$25	$(7,471)

	2004	2003
	(Thousands)

Increase (Decrease) in SG&A expenses:
Network Signaling Group	$(729)	$(76)
Switching Solutions Group	(39)	(120)
Communications Software Solutions Group	(1)	—
IEX Contact Center Group	—	—

Total	$(769)	$(196)

Accounting for Product Warranty

In connection with each product sale, we provide our customers with 12 to 15 months of initial warranty coverage at no additional charge, which includes elements of PCS. Historically, we had determined that this initial warranty met the criteria specified in SOP 97-2 for recognition concurrent with our product sales. However, we have determined that this initial warranty coverage did not meet such criteria, principally due to our historical practice of consistently providing limited software upgrades and enhancements, despite having no contractual obligation to do so. As a result, we recognized revenue, along with an estimate of the related costs associated with the initial warranty coverage, at the time the covered products were shipped, rather than recognizing revenue ratably over the initial warranty term and expensing the related costs as incurred.

The following table presents the impact of this error on our consolidated revenues, by business unit, for the years ended December 31, 2004 and 2003:

	2004	2003
	(Thousands)

Increase (Decrease) in revenues:
Network Signaling Group	$(2,862)	$442
Switching Solutions Group	(441)	(299)
Communications Software Solutions Group	(677)	956
IEX Contact Center Group	—	—

Total	$(3,980)	$1,099

The aforementioned changes in revenue recognition are accompanied by reversals of previously recorded warranty accrual activity, such accruals were historically accrued at the date the related revenue was recognized. As a result, we recognized the estimated costs of providing the initial warranty coverage as cost of sales at the time the covered products were shipped, rather than actual costs when incurred during the warranty term. The following tables present the impact on our consolidated cost of sales, by business unit, for the years ended December 31, 2004 and 2003:

	2004	2003
	(Thousands)

Increase (Decrease) in cost of sales:
Network Signaling Group	$1,472	$777
Switching Solutions Group	866	(126)
Communications Software Solutions Group	—	—
IEX Contact Center Group	—	—

Total	$2,338	$651

Accounting for Contract Penalty Provisions

Certain of our present and past customer sales contracts contain penalty provisions associated with meeting specified delivery dates of our products and services. We had historically deferred certain revenue subject to such penalty provisions based upon a probability assessment as to whether the penalty would ultimately be asserted. Under SOP 97-2, all revenue subject to these penalties is required to be deferred until the customer’s legal right to assert the penalty has expired, irrespective of the probability of an assertion of the penalty. Accordingly, our historical practice had resulted in an overstatement of revenues and an understatement of deferred revenue relating to these sales arrangements as of December 31, 2004 and 2003.

The following table presents the impact of this error on our consolidated revenues, by business unit, for the years ended December 31, 2004 and 2003:

	2004	2003
	(Thousands)

Increase (Decrease) in revenues:
Network Signaling Group	$(1,901)	$(903)
Switching Solutions Group	16	(58)
Communications Software Solutions Group	(190)	(60)
IEX Contact Center Group	—	—

Total	$(2,075)	$(1,021)

Other Miscellaneous Accounting, Financial Statement Presentation and Disclosure Errors

Certain previously identified errors had been determined to be immaterial both individually and in the aggregate to our consolidated financial statements. We have also corrected these errors in our financial statements in connection with the Restatement. These additional adjustments consist of (i) adjustments to combine certain deferred tax liabilities and deferred tax assets that were previously reported separately, (ii) adjustments to correct certain prior period purchase accounting entries that resulted in a misclassification between accounts receivable and goodwill, and (iii) adjustments to correct certain other accounting and disclosure items primarily associated with the over or under accrual of certain expenses at various reporting dates. The impact of these items is reflected in the summary of Restatement adjustments below.

Summary of Restatement Adjustments

The following schedules reconcile the amounts as originally reported in our consolidated balance sheet as of December 31, 2004 and the consolidated statements of operations and cash flows for the years ended December 31, 2004 and 2003 to the corresponding restated amounts in each of these statements:

	As of December 31, 2004
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Balance Sheet:	(Thousands)

ASSETS
Current assets:
Cash and cash equivalents	$48,925	$—		$48,925
Short-term investments, at fair value	134,435	—		134,435
Accounts receivable, net	107,850	1,686	(1)	109,536
Inventories	33,654	—		33,654
Deferred income taxes, net	15,804	(746	)(10)	15,058
Deferred costs and prepaid commissions	—	13,342	(2)	46,206
		32,864	(3)
Prepaid expense and other current assets	44,639	(32,864	)(3)	15,947
		621	(10)
		(72	)(4)
		3,623	(5)

Total current assets	385,307	18,454		403,761
Long-term investments, at fair value	93,622	—		93,622
Property and equipment, net	30,617	—		30,617
Investment in privately-held company	7,322	—		7,322
Deferred income taxes	45,748	(19,586	)(6)	26,547
		385	(10)
Other assets	6,757	—		6,757
Goodwill	128,732	(2,290	)(1)	126,442
Intangible assets, net	83,538	(3,623	)(5)	79,915

Total assets	$781,643	$(6,660)		$774,983

	As of December 31, 2004
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Balance Sheet:	(Thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$35,316	$—		$35,316
Accrued expenses	30,417	(937	)(1)	17,536
		(2,876	)(2)
		(501	)(4)
		(8,567	)(10)
Accrued payroll and related expenses	23,478	12	(4)	23,490
Short-term notes and current portion of notes payable	3,266	—		3,266
Current portion of deferred revenues	92,182	333	(1)	174,849
		82,334	(2)
Income taxes payable	646	(646	)(10)	—

Total current liabilities	185,305	69,152		254,457
Notes payable	78	—		78
Long-term convertible debt	125,000	—		125,000
Deferred income taxes	19,586	(19,586	)(6)	—
Long-term portion of deferred revenues	2,187	1,880	(2)	4,067

Total liabilities	332,156	51,446		383,602
Minority interest	20,489	(2,861	)(7)	17,628
Total shareholders’ equity	428,998	(35,548	)(8)	373,753
		(19,697	)(9)

Total liabilities and shareholders’ equity	$781,643	$(6,660)		$774,983

(1)	To correct certain clerical errors in the purchase accounting entries relating to our Steleus acquisition and the reversal of $937 of accrued liabilities that were improperly recorded upon acquisition.

(2)	To record cumulative adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue Recognition” above.

(3)	To present deferred costs and prepaid commissions as a separate line item on our consolidated balance sheets.

(4)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(5)	To reclassify certain prepaid royalties from “Intangible assets, net” to “Prepaid expense and other current assets.”

(6)	To combine certain deferred tax liabilities and deferred tax assets that were previously reported separately.

(7)	To correct “minority interest” for the effects of restatement adjustments (1), (2) and (4) above which are related to our then majority-owed subsidiary, Santera Systems Inc.

(8)	To reflect the cumulative effects on shareholders’ equity of the restatement adjustments as of December 31, 2002. The principal adjustment resulted from additional deferred revenues of $45.7 million, offset by related deferred costs and income tax effects.

(9)	To reflect the effects on shareholders’ equity of the adjustments detailed in items (1), (2), (4), (7) and (10) for 2003 and 2004.

(10)	To reflect the income tax effects of the adjustments detailed in items (1), (2), (4) and (7) above.

	For the Year Ended December 31, 2004
	As Previously	Restatement
	Reported	Adjustments		Restated
	(Thousands, except per-share data)

Consolidated Statement of Operations:
Revenues	$397,072	$(28,217	)(1)	$368,855
Costs of Sales:
Cost of goods sold	101,451	2,363	(1)	134,353
		30,539	(2)
Amortization of purchased technology	9,128	—		9,128

Total cost of sales	110,579	32,902		143,481

Gross profit	286,493	(61,119)		225,374

Operating expenses:
Research and development	98,192	1,549	(2)	99,741
Selling, general and administrative	151,796	(769	)(1)	118,783
		(32,088	)(2)
		(156	)(3)
Amortization of intangible assets	2,505	—		2,505
Acquired in-process research and development	14,200	—		14,200
Restructuring	1,666	—		1,666

Total operating expenses	268,359	(31,464)		236,895

Income from operations	18,134	(29,655)		(11,521)
Other income, net	30,845	19	(4)	30,864

Income (loss) from before provision for income taxes	48,979	(29,636)		19,343
Provision for income taxes	33,325	(10,396	)(6)	22,929

Income (loss) before minority interest	15,654	(19,240)		(3,586)
Minority interest	20,719	1,046	(5)	21,765

Net income (loss)	$36,373	$(18,194)		$18,179

Earnings (loss) per share:
Basic	$0.58			$0.29
Diluted	0.53			0.27

(1)	To record adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue Recognition” above.

(2)	To correct the classification of customer service costs as discussed above under “Misclassification of Certain Customer Service Costs.”

(3)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(4)	To correct for errors relating to foreign currency translation.

(5)	To correct “minority interest” for the effects of restatement adjustments (1) and (3) above which are related to our then majority-owed subsidiary, Santera Systems Inc.

(6)	To record the income tax adjustments related to the adjustments detailed in items (1), (3), (4) and (5) above.

	For the Year Ended December 31, 2003
	As Previously	Restatement
	Reported	Adjustments		Restated
	(Thousands, except per-share data)

Consolidated Statement of Operations:
Revenues	$263,700	$(10,249	)(1)	$253,451
Costs of Sales:
Cost of goods sold	58,697	(6,820	)(1)	75,126
		23,249	(2)
Amortization of purchased technology	11,178	—		11,178

Total cost of sales	69,875	16,429		86,304

Gross profit	193,825	(26,678)		167,147

Operating expenses:
Research and development	73,328	1,513	(2)	74,841
Selling, general and administrative	104,247	(196	)(1)	79,221
		(24,762	)(2)
		(68	)(3)
Amortization of intangible assets	1,900	—		1,900
Acquired in-process research and development	2,900	—		2,900

Total operating expenses	182,375	(23,513)		158,862

Income (loss) from operations	11,450	(3,165)		8,285
Other income (expense), net	(2,483)	365	(4)	(2,118)

Income (loss) from continuing operations before provision for income taxes	8,967	(2,800)		6,167
Provision for income taxes	13,600	134	(6)	13,734

Income (loss) before minority interest	(4,633)	(2,934)		(7,567)
Minority interest	19,792	1,815	(5)	21,607

Income from continuing operations	15,159	(1,119)		14,040
Gain on sale of discontinued operations, net of income taxes	3,293	—		3,293

Net income (loss)	$18,452	$(1,119)		$17,333

Earnings (loss) per share:
Basic	$0.30			$0.28
Diluted	0.29			0.28

(1)	To record adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue Recognition” above.

(2)	To correct the classification of customer service costs as discussed above under “Misclassification of Certain Customer Service Costs.”

(3)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(4)	To correct for errors relating to foreign currency translation.

(5)	To correct minority interest for the effects of restatement adjustments (1) and (3) above which are related to our then majority-owed subsidiary, Santera Systems Inc.

(6)	To record the income tax adjustments related to the adjustments detailed in items (1), (3), (4) and (5) above.

The restatement adjustments described above did not materially impact our cash flows from operations, investing activities or financing activities within our consolidated statements of cash flows and consequently, schedules reconciling each line item on our consolidated statements of cash flows as previously reported to restated amounts are not presented herein. The effects of the restatement adjustments on cash flows from operations, cash flows from investing and financing activities and the effects of exchange rate changes on cash for the years ended December 31, 2004 and 2003 are as follows:

	For the Year Ended December 31, 2004
	As Previously	Restatement
	Reported	Adjustments	Restated
	(Thousands)

Net cash provided by operating activities	$21,158	$(166)	$20,992
Net cash used in investing activities	(44,843)	185	(44,658)
Net cash provided by financing activities	26,957	—	26,957
Effect of exchange rate changes on cash	392	(19)	373

Net increase (decrease) in cash and cash equivalents	3,664	—	3,664
Cash and cash equivalents at beginning of the year	45,261	—	45,261

Cash and cash equivalents at end of the year	$48,925	$—	$48,925

	For the Year Ended December 31, 2003
	As Previously	Restatement
	Reported	Adjustments	Restated
	(Thousands)

Net cash provided by operating activities	$27,308	$365	$27,673
Net cash used in investing activities	(100,707)	—	(100,707)
Net cash used in financing activities	(3,388)	—	(3,388)
Effect of exchange rate changes on cash	412	(365)	47

Net increase (decrease) in cash and cash equivalents	(76,375)	—	(76,375)
Cash and cash equivalents at beginning of the year	121,636	—	121,636

Cash and cash equivalents at end of the year	$45,261	$—	$45,261

Note 3 — Acquisitions

During the years ended December 31, 2005, 2004 and 2003, we completed several acquisitions in order to expand our product lines and offer our customers an expanded next-generation switching portfolio of products and expanded product offering of intelligent network services. With each acquisition, we determined the fair value of the assets acquired. Fair value is defined as the amount for which an asset or liability could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion. The fair value was determined for each entity at the time of the business combination, exclusive of any buyer specific post-combination synergies.

Using generally accepted valuation practice principles, we valued the assets of each entity by applying three valuation methodologies, which themselves are inter-related: the Cost Approach; the Market Approach; and the Income Approach. These approaches are based upon market exchanges for comparable business interests or assets, the capitalization of income, and the cost to reproduce assets. Each asset was valued by applying these approaches as deemed most appropriate given the nature of each asset and the specific facts and circumstances as represented by management. The methodologies were applied under the premise of value to a prudent investor contemplating retention and use of the assets on an ongoing basis.

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

Santera Systems Inc.

On June 10, 2003, we acquired a 51.6% controlling voting ownership interest (57.5% on an as converted basis) in Santera Systems Inc. (“Santera”) in exchange for a cash contribution of $28.0 million and the contribution of the business operations and certain assets and liabilities of our Packet Telephony Business Unit (“PTBU”). Santera develops, markets and sells products and services for carrier-class, next-generation switches. As part of the acquisition and combination, Santera was recapitalized and we contributed the $28.0 million in cash to Santera in exchange for 28,000 shares of Santera Series B Preferred Stock. In addition, we received 38,000 shares of Santera Series A Preferred Stock and one share of Santera common stock in exchange for PTBU. Santera’s existing stockholders received 62,000 shares of Series A Preferred Stock in exchange for their existing shares in Santera and a cash contribution to Santera of $12.0 million. Each share of Santera’s Series B Preferred Stock has a liquidation preference equal to $2,000 and is convertible into 1.63 shares of Santera common stock. Each share of Santera’s Series A Preferred Stock has a liquidation preference equal to $1,000 and is convertible into one share of Santera common stock.

Under the terms of the initial purchase agreement, we made additional cash investments of $12.0 million in Santera, comprised of $6.0 million in March 2004 and $6.0 million in May 2004, in exchange for 12,000 additional shares of Santera Series B Preferred Stock. As a result of this cash investment, our ownership percentage increased to 55.7% (62.5% on an as converted basis). In accordance with generally accepted accounting principles, prior to our acquisition of the remaining minority interest in Santera in October 2005, the capital structure of Santera has been eliminated in consolidation and the minority stockholders’ interest in Santera is reflected in our consolidated balance sheet as minority interest. Prior to our acquisition of the remaining minority interest in Santera in October 2005, the minority stockholders’ interest in Santera was originally reflected at the fair value of the Santera assets acquired on the date of acquisition. In addition to the $12 million additional investment noted above, we have funded substantially all of Santera’s operating losses and working capital requirements since the June 2003 acquisition.

This initial transaction has been accounted for using the purchase method of accounting, and resulted in a step-up of approximately $56.5 million of Santera’s assets and liabilities to fair value as follows:

(Thousands)
(Restated)

Fair value of Santera	$61,000
Direct acquisition costs	3,700
Less: Santera tangible net assets acquired	(8,205)

Fair value step-up	$56,495

Through this acquisition we gained a meaningful presence in the next-generation switching space, specifically for medium to large size wireline switching markets and wireless markets. We believe the combination of our signaling products and expertise, combined with the acquired Santera switching assets, provides a unique value-proposition to our customers. These factors contributed to a purchase price in excess of fair market value of Santera’s net tangible and identifiable intangible assets acquired, and as a result, we have recorded goodwill in connection with the transaction.

The total purchase price relating to the initial transaction was allocated among the Santera assets acquired and liabilities assumed based on their estimated fair values as follows:

(Thousands)
(Restated)

In-process research and development	$2,900
Goodwill	25,397
Identifiable intangible assets	27,200
Acquired backlog	500
Inventory fair value step-up	498

$56,495

The PTBU assets and liabilities contributed remain at historical cost.

Based on the purchase price allocation associated with the initial transaction, $2.9 million of the purchase price represented IPR&D that had not yet reached technological feasibility and had no alternative future use. Through this acquisition, we acquired the rights to two significant technology projects under development at Santera that we believe enhance our switching products and services. These IPR&D projects related to Versions 3.x and 4.x of Santera’s base product, SanteraOne. We estimated the fair value of the IPR&D acquired in our acquisition of Santera to be $2.9 million. We included $2.9 million of expense relating to this IPR&D under the heading “acquired in-process research and development” in the statement of operations for 2003. At the date of our acquisition of Santera, we estimated that the IPR&D relating to Versions 3.x and 4.x was 50% complete and that we expected to incur up to an additional $12.6 million and $10.8 million in the remainder of 2003 and 2004 to complete these development projects. At the date of our acquisition, Version 3.x was expected to be released in 2004 and Version 4.x was expected to be released in 2005. We estimated the fair value of the IPR&D using the “income” valuation approach and a discount rate of 35%. The discount rate was selected based in part on our weighted average cost of capital and the risk associated with achieving forecasted cash flows. The identifiable assets created as a result of the acquisition will be amortized over their estimated useful lives of 15 years, with the exception of acquired backlog, which has an estimated life of one year.

As discussed below, we acquired the remaining shares of Santera held by the minority shareholders in October 2005. Prior to that date, the net income and losses of Santera were allocated between Tekelec and the minority stockholders based on their relative interests in the equity of Santera and the related liquidation preferences. This approach required net losses to be allocated first to the Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent net income was allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income was then allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and then to common stock in proportion to their relative ownership interests in the equity of Santera. The loss allocated to minority interest of Santera for the years ended December 31, 2005, 2004 and 2003 was computed as follows (dollars in thousands):

	2005(2)	2004	2003
		(Restated)	(Restated)

Santera net losses(1)	$16,529	$35,105	$34,850
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%	62%	62%

Minority interest losses	$10,248	$21,765	$21,607

(1)	The Santera net losses include amortization of intangibles of $1,897 for the year ended December 31, 2005, amortization of intangibles of $4,291 for the year ended December 31, 2004 and amortization of intangibles of $4,069 and IPR&D charges of $2,900 for the year ended December 31, 2003.

(2)	The losses of Santera for 2005 only include losses that were incurred prior to October 3, 2005, the date of our acquisition of the shares of Santera held by the minority shareholders, as discussed below.

On October 3, 2005, we completed the purchase of all of the shares of capital stock owned by Santera’s minority stockholders for an aggregate total purchase price of $75.8 million, including approximately $0.2 million of acquisition related costs (the “Purchase Price”). The transaction has been accounted for as a step acquisition of minority interest.

The following represents the allocation of the Purchase Price paid for the minority interest in Santera based on the estimated fair values of the acquired assets and assumed liabilities of Santera. The consolidated financial statements reflect a total Purchase Price of $75.8 million, consisting of the following: (i) the payment of the cash consideration of approximately $75.6 million, and (ii) transaction costs of approximately $0.2 million consisting primarily of professional fees incurred relating to attorneys, accountants and valuation advisors. Under the purchase method of accounting for a step acquisition of remaining minority interest, the Purchase Price is first applied to eliminate the minority interest in Santera of approximately $7.4 million from our condensed consolidated balance sheet, with the remaining Purchase Price of approximately $68.4 million allocated on a pro rata basis to the identifiable assets and liabilities of Santera taking into account their respective fair values at the date of the acquisition and the interest percentage being acquired. After giving effect to the elimination of the minority interest, the remaining Purchase Price allocation is as follows (in thousands):

Tangible assets:
Deferred tax asset, net	$42,576

Total tangible assets	42,576

Intangible assets:
Acquired technology	2,840
In-process research and development	2,363
Customer relationships	1,128
Contracted backlog	1,613
Goodwill	19,803

Total intangible assets	27,747

Liabilities assumed:
Deferred tax liability	1,953

Total liabilities assumed	1,953

Net assets acquired	$68,370

The acquisition of the remaining interest in Santera on October 3, 2005 resulted in the recognition of deferred tax assets of approximately $42.6 million primarily related to acquired temporary differences and net operating loss carryforwards and deferred tax liabilities of approximately $2.0 million related to acquired intangible assets. As a result of the acquisition, the ownership threshold provided under income tax regulations for inclusion of Santera in our consolidated federal income tax return has been met. We have removed the valuation allowance on Santera’s net deferred tax assets because we believe it is more likely than not that these assets will be realized in our future consolidated federal income tax returns.

The valuation of intangible assets in the above table was determined using the “income” valuation approach and discount rates ranging from 24% to 39%. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $19.8 million was assigned to goodwill. Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible assets acquired. In accordance with SFAS No. 142, goodwill will not be amortized but will be tested for impairment at least annually. This amount is not deductible for tax purposes.

Based on the purchase price allocation, $2.4 million of the purchase price represented acquired IPR&D that had not yet reached technological feasibility and had no alternative future use. The IPR&D amount was recorded as an expense in the fourth quarter of 2005. At the time of this acquisition, Santera had three significant IPR&D projects related to Versions 5.0, 6.0 and 7.0 of its base product, the T9000 (formerly SanteraOne). We estimated that the IPR&D relating to Versions 5.0, 6.0 and 7.0 was 70%, 60% and 50% complete, respectively, and that we expected to incur up to an additional $5.8 million, $27.7 million and $4.1 million in the remainder of 2005 and in 2006 and 2007, respectively, to complete these development projects.

The identifiable assets created as a result of the acquisition will be amortized over their respective estimated useful lives as follows:

	Asset	Estimated Life
	Amount	in Years
	(Thousands)

Acquired technology	$2,840	10
Customer relationships	1,128	6
Contracted backlog	1,613	1.5

	$5,581

The following table presents unaudited summarized combined results of our operations and Santera’s, on a pro forma basis, as though we had acquired the remaining minority interest as of January 1, 2004. As noted above, the minority stockholders of Santera owned 37.5% but absorbed 62% of the losses. The operating results of Santera have been fully included in our consolidated financial statements from the date of our acquisition of all of the shares of capital stock from Santera’s minority stockholders. The following unaudited proforma amounts are in thousands, except per share amounts:

	December 31,
	2005	2004
		(Restated)

Total revenues	$536,909	$368,855
Net income (loss)	$(31,653)	$5,566
Diluted net income (loss) per share	$(0.48)	$0.08

The above unaudited pro forma summarized results of operations are intended for informational purposes only and, in the opinion of management, are not indicative of our future results of operations iptelorg GmbH

On July 13, 2005, we completed the acquisition of iptelorg GmbH (“iptelorg”), a developer of Session Initiation Protocol (SIP) routing software. We purchased all of iptelorg’s outstanding stock for approximately $7.1 million in cash, approximately $0.2 million of transaction costs and approximately $4.1 million in shares of restricted common stock, all or a portion of which are subject to repurchase for a nominal amount if certain of the former iptelorg shareholders terminate their employment with us within four years from the acquisition date.

We have allocated $4.1 million of the purchase price to deferred compensation associated with the restricted stock, which is being amortized to expense over the four-year vesting period during which the restricted stock is subject to repurchase. We allocated the remaining purchase price of approximately

$7.3 million to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values as follows (in thousands):

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

The customer relationship intangible assets are being amortized over a period of one year based on the estimated customer attrition rates. The non-compete agreements and acquired technology intangible assets are being amortized over their estimated lives of three and ten years, respectively, using the straight-line method. In performing the purchase price allocation, we considered, among other factors, our intention for future use of the acquired assets, analyses of historical financial performance and estimates of the future performance of the acquired business.

We estimated the fair value of IPR&D to be approximately $1.2 million, which we have reflected in “acquired in-process research and development” expense in the consolidated statement of operations. This represents certain technologies under development, primarily related to iptelorg’s SIP routing software and IP Multimedia Subsystem (“IMS”). We estimated that the technologies under development were approximately 30% to 80% complete at the date of acquisition and we expected to incur up to an additional $755,000 to complete this development, with completion expected in early 2006.

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

The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $3.4 million was assigned to goodwill. In accordance with SFAS 142, goodwill will not be amortized but will be tested for impairment at least annually. This amount is not deductible for tax purposes. The assets, liabilities and operating results of iptelorg have been included in our consolidated financial statements from the date of acquisition within the operations of our Network Signaling Group. Pro forma information giving effect to this acquisition has not been presented because the pro forma information would not differ materially from our historical results.

Steleus Group Inc.

On October 14, 2004, we completed the acquisition of Steleus Group Inc. (“Steleus”), a real-time performance management company that supplies network-related intelligence products and services to telecom operators. We paid an aggregate cash amount of approximately $53.6 million for 100% of Steleus’ outstanding stock. In addition, we incurred approximately $5.0 million in direct acquisition-related costs. The acquisition was accomplished by means of a reverse triangular merger of a new wholly owned subsidiary of Tekelec into Steleus.

The acquisition was accounted for using the purchase method of accounting with the Steleus assets acquired and the liabilities assumed reflected at their estimated fair values. Steleus and our existing business intelligence applications, such as billing verification and other network element-independent applications, formed our Communications Software Solutions Group (“CSSG”), which began to be reported as an operating segment in 2004.

The acquisition of Steleus resulted in the recognition of deferred tax assets of approximately $15.6 million primarily related to acquired temporary differences and net operating loss carryforwards and deferred tax liabilities of approximately $8.6 million related to acquired intangible assets. Steleus’ operating results have been included in our consolidated results since the date of acquisition.

The transaction resulted in a step-up of approximately $48.7 million of Steleus’ assets and liabilities to fair value as follows:

(Thousands)
(Restated)

Total cash paid or held in escrow	$53,600
Direct transaction costs	5,003

Total fair value of consideration paid and direct transaction costs	58,603
Less: Steleus’ tangible net assets acquired	(2,894)
Add: Estimated deferred tax liability	8,599
Less: Estimated deferred tax assets	(15,641)

Total fair value step-up in Steleus	$48,667

Through this acquisition, we gained an expanded portfolio of value-added applications with real-time monitoring and management capabilities for legacy and next-generation networks. We believe the combination of our signaling products and expertise, combined with the acquired Steleus assets, provide a unique value-proposition to our customers. These factors contributed to a purchase price in excess of fair market value of Steleus’ net tangible and intangible assets acquired, and as a result, we recorded goodwill in connection with the transaction.

The total purchase price step-up was allocated among the Steleus assets acquired and liabilities assumed based on their estimated fair values as follows:

(Thousands)
(Restated)

In-process research and development	$3,800
Goodwill	20,297
Identifiable intangible assets	24,570

Total purchase price allocation	$48,667

Based on the purchase price allocation, $3.8 million of the purchase price represented acquired IPR&D that had not yet reached technological feasibility and had no alternative future use. At the date of our acquisition of Steleus, we estimated that the Steleus IPR&D projects were 75% complete, and we expected to incur up to an additional $2.8 million and $3.0 million in the remainder of 2004 and 2005, respectively, to complete these development projects. All of the IPR&D projects were expected to generate revenues beginning in 2005. We estimated the fair value of the IPR&D using the “income” valuation approach and a discount rate of 37%. This discount rate was selected based in part on our weighted average cost of capital and the risk associated with achieving forecasted cash flows. The IPR&D amount was recorded as an expense in the fourth quarter of 2004. The identifiable assets created as a result of the acquisition will be amortized over their respective estimated useful lives as follows:

	Asset	Estimated Life
	Amount	in Years
	(Thousands)

Acquired technology	$19,300	10
Acquired backlog	800	1.2
Trade names and marks	150	1.2
Existing customer relationships	1,030	10
Service contracts	2,890	2
Non-compete agreements	400	2

	$24,570

VocalData, Inc.

On September 20, 2004, we completed the acquisition of all of the outstanding shares of capital stock of privately held VocalData, Inc. (“VocalData”). VocalData is a provider of hosted Internet protocol (IP) telephony applications that enable the delivery of advanced telecom services and applications to business and residential customers. The acquisition was accomplished by means of a reverse triangular merger of a new wholly owned subsidiary of Tekelec into VocalData.

We paid to the preferred stockholders of VocalData, in exchange for their interests in VocalData, consideration in the total amount of approximately $27.5 million, consisting of (i) an aggregate cash amount of $14.5 million, and (ii) 779,989 shares of our Common Stock. The value of the 779,989 shares was equal to approximately $13.0 million based on the closing sales price of our Common Stock on the Nasdaq National Market at the closing date of September 20, 2004.

The acquisition has been accounted for under the purchase method of accounting, with the VocalData assets and liabilities acquired reflected at their estimated fair values. The acquisition of VocalData resulted in the recognition of deferred tax assets of approximately $12.3 million primarily related to acquired temporary differences and net operating loss carryforwards and deferred tax liabilities of approximately $2.3 million related to acquired intangible assets. VocalData’s operating results have been included in our consolidated results since the date of acquisition.

The transaction resulted in a step-up of approximately $15.2 million of VocalData’s assets and liabilities to fair value as follows:

(Thousands)
(Restated)

Total cash paid	$14,500
Fair value of stock issued	13,000
Direct transaction costs	354

Total fair value of consideration paid and direct transaction costs	27,854
Less: VocalData’s tangible net assets acquired	(2,636)
Add: Estimated deferred tax liability	2,278
Less: Estimated deferred tax assets	(12,253)

Total fair value step-up in VocalData	$15,243

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

The total purchase price step-up was allocated among the VocalData assets acquired and liabilities assumed based on their estimated fair values as follows:

(Thousands)
(Restated)

In-process research and development	$2,400
Goodwill	6,333
Identifiable intangible assets	6,510

Total purchase price allocation	$15,243

Based on the purchase price allocation, $2.4 million of the purchase price represented acquired IPR&D that had not yet reached technological feasibility and had no alternative future use. At the time of the acquisition, VocalData had two significant IPR&D projects under development related to Versions 5.5 and 5.6 of VocalData’s base product. These projects were expected to enable VocalData to remain competitive in the marketplace. We estimated the fair value of the IPR&D acquired in our acquisition of VocalData to be $2.4 million and we included $2.4 million of expense relating to this IPR&D under the heading “acquired in-process research and development” in the statement of operations for 2004. At the date of our acquisition of VocalData, we estimated that the IPR&D relating to Versions 5.5 and 5.6 was 80% and 40% complete, respectively and that we expected to incur up to an additional $4.8 million and $5.1 million in the remainder of 2004 and 2005, respectively, to complete these development projects. Both Version 5.5 and Version 5.6 were expected to be released in 2005. We estimated the fair value of the IPR&D using the “income” valuation approach and a discount rate of 31%. The discount rate was selected based in part on our weighted average cost of capital and the risk associated with achieving forecasted cash flows. The IPR&D amount was recorded as an expense in the third quarter of 2004. The identifiable assets created as a result of the acquisition will be amortized over their respective estimated useful lives as follows:

	Asset	Estimated Life
	Amount	in Years
	(Thousands)

Acquired technology	$5,200	10
Acquired backlog	100	1
Trade names and marks	10	1
Existing customer relationships	500	10
Service contracts	500	1
Non-compete agreements	200	1

	$6,510

Taqua, Inc.

On April 8, 2004, we completed the acquisition of all of the outstanding shares of capital stock of privately held Taqua, Inc. (“Taqua”). Taqua develops, markets and sells products and services for next-generation switches optimized for the small switch service provider market. The acquisition was accomplished by means of a reverse triangular merger of a new wholly owned subsidiary of Tekelec into Taqua.

We paid an aggregate cash amount of approximately $86.0 million to the common and preferred stockholders and warrant holders of Taqua in exchange for their interests in Taqua. In addition, we incurred approximately $2.8 million in direct acquisition-related costs. As part of the acquisition, we assumed all unexercised outstanding options to purchase shares of common stock of Taqua. The assumed options were converted, based on exchange ratios specified in the merger agreement, into options to purchase an aggregate of approximately 500,000 shares of Tekelec Common Stock with an estimated fair value of $7.8 million using the Black-Scholes option-pricing model. This amount includes approximately $4.2 million related to the intrinsic value of unvested stock options recorded as deferred stock-based compensation, which is being amortized over the vesting period of the assumed options. The transaction has been accounted for as an acquisition under the purchase method of accounting, with the Taqua assets acquired and the liabilities acquired reflected at their estimated fair values. The acquisition of Taqua resulted in the recognition of deferred tax assets of approximately $31.2 million primarily related to acquired temporary differences and net operating loss carryforwards and deferred tax liabilities of approximately $10.7 million related to acquired intangible assets. Taqua’s operating results have been included in our consolidated results since the date of acquisition.

The transaction resulted in a step-up of approximately $69.3 million of Taqua’s assets and liabilities to fair value as follows:

(Thousands)
(Restated)

Total cash paid	$85,966
Fair value of stock options assumed	7,755
Deferred compensation adjustment for unvested stock options	(4,231)
Direct transaction costs	2,751

Total fair value of consideration paid and direct transaction costs	92,241
Less: Taqua’s tangible net assets acquired	(2,086)
Add: Estimated deferred tax liability	10,724
Less: Estimated deferred tax assets	(31,204)
Less: Other adjustments to tangible assets and liabilities	(387)

Total fair value step-up in Taqua	$69,288

Through this acquisition, we gained a meaningful presence in the next-generation switching space, specifically for the small size wireline switching market. Because the purchase price was in excess of the fair market value of Taqua’s net tangible and intangible assets acquired, we have recorded goodwill in connection with the transaction.

The total purchase price step-up was allocated among the Taqua assets acquired and liabilities assumed based on their estimated fair values as follows:

(Thousands)
(Restated)

In-process research and development	$8,000
Goodwill	31,978
Identifiable intangible assets	29,310

Total purchase price allocation	$69,288

Based on the purchase price allocation, $8.0 million of the purchase price represented acquired IPR&D that had not yet reached technological feasibility and had no alternative future use. At the time of the acquisition, Taqua had three significant IPR&D projects under development related to Versions 4.0, 5.0 and 6.0 of Taqua’s base product. These projects were expected to ultimately generate revenues and enable Taqua to remain competitive in the marketplace. We estimated the fair value of the IPR&D acquired in our acquisition of Taqua to be $8.0 million. We included $8.0 million of expense relating to this IPR&D under the heading “acquired in-process research and development” in the statement of operations for 2004. At the date of our acquisition of Taqua, we estimated that the IPR&D relating to the three projects was between 50% and 80% complete and that we expected to incur up to an additional $2.6 million and $4.8 million in the remainder of 2004 and 2005 to complete these development projects. At the time of the acquisition, Version 4.0 was expected to be released in 2004 and Versions 5.0 and 6.0 were expected to be released in 2005. We estimated the fair value of the IPR&D using the “income” valuation approach and a discount rate of 34%. The discount rate was selected based in part on our weighted average cost of capital and the risk associated with achieving forecasted cash flows. The IPR&D amount was recorded as an expense in the second quarter of 2004. The identifiable assets created as a result of the acquisition will be amortized over their respective estimated useful lives as follows:

	Asset	Estimated Life
	Amount	in Years
	(Thousands)

Acquired technology	$26,400	15
Acquired backlog	1,500	1
Trade names and marks	60	1
Existing customer relationships	10	12
Service contracts	630	5
Non-compete agreements	710	1

	$29,310

During the fourth quarter of 2005, we recognized non-cash impairment charges relating to the goodwill and purchased technology we recorded as part of our acquisition of Taqua. Please refer to Note 11 for a discussion of these impairment charges.

Note 4 — Disposition of Network Diagnostics Business

On August 30, 2002, we completed the sale of our Network Diagnostics business unit (“NDD”) to Catapult Communications Corporation (“Catapult”) for $59.8 million, consisting of cash in the amount of $42.5 million and convertible subordinated promissory notes (the “Notes”) issued by Catapult’s wholly owned Irish subsidiary and guaranteed by Catapult in the total principal amount of $17.3 million. The sale resulted in a pre-tax gain of approximately $41.7 million ($28.3 million after taxes) in 2002. During the third quarter of 2003, we recorded an additional $3.3 million gain on the sale based on post closing adjustments, including working capital, resulting from the final settlement with Catapult in accordance with the asset purchase agreement.

The Notes were convertible into Catapult common stock after August 30, 2003 through maturity at a conversion rate (subject to certain adjustments) of 62.50 shares of Catapult common stock per $1,000 in principal (approximately 1.1 million shares for full conversion of the Notes).

We exercised our option to convert the Notes into Catapult common stock in September 2004 and sold our Catapult shares resulting in a pre-tax gain of approximately $2.2 million, which is included in other income in the accompanying consolidated statement of operations.

Note 5 — Restructuring Costs

Beginning in 2004 and continuing through 2005, we executed a series of strategic initiatives that we believe will (i) strengthen our competitive position; (ii) reduce our cost structure, improving our operating margins and our overall operating performance; and (iii) better integrate and align our operations. These initiatives included the implementation of a global strategic manufacturing plan (“the Manufacturing Restructuring”) and the relocation of our corporate headquarters to Morrisville, North Carolina and our Taqua facilities to Plano, Texas (the “Corporate Headquarters and Taqua Relocations”). These initiatives are collectively referred to hereafter as “the Restructurings.”

Manufacturing Relocation

In January 2004, we announced the Manufacturing Restructuring, which included the outsourcing of the majority of our manufacturing operations and the relocation of our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. The Manufacturing Restructuring included the elimination of approximately 23 positions during 2004 and one position in 2005, resulting in restructuring costs such as employee severance and relocation costs. This cost reduction initiative resulted in restructuring charges of $100,000 and $1.7 million for the years ended December 31, 2005 and 2004, respectively.

The costs expected to be incurred and cumulative costs incurred related to the Manufacturing Relocation are as follows (in thousands):

		Cumulative
		Costs Incurred
	Total Costs	through
	Expected to be	December 31,
	Incurred	2005

Severance costs and retention bonuses	$972	$972
Employee relocation costs	550	550
Facility relocation costs	244	244

Total	$1,766	$1,766

As of December 31, 2005, we do not expect to incur any additional costs related to the Manufacturing Relocation.

Corporate Headquarters and Taqua Relocations

In April 2005, we announced the relocation of our corporate headquarters from Calabasas, California to our facilities in Morrisville, North Carolina (the “Corporate Headquarters Relocation”). The relocation provides us a significant opportunity to improve our operations by integrating our finance, accounting, corporate and information technology functions into the business units they support. In October 2005, we entered into an employment severance agreement with our former CEO in connection with his resignation as an executive officer and employee effective January 1, 2006. In connection with this agreement, we incurred approximately $1.6 million in severance costs that will be paid in 2006 in scheduled monthly installments. Also in 2005, we announced the Taqua Relocation, which involved the relocation of our Taqua facility from Hyannis, Massachusetts, to our Plano, Texas facilities. Both the Corporate Headquarters Relocation and the Taqua Relocation resulted in employee terminations and relocations and qualify as “Exit Activities” as that term is defined in SFAS No. 146. The termination costs include retention bonuses, severance pay and benefit costs extended through the required service period and for up to one year thereafter. Additionally, in the second quarter of 2005, we recorded a one-time charge of $150,000 related to the termination of our lease in Hyannis. Other costs related to the management of the relocation projects and the costs to relocate equipment were expensed as incurred.

The costs expected to be incurred and cumulative costs incurred related to the Corporate Headquarters and Taqua Relocations are as follows (in thousands):

		Cumulative
		Costs Incurred
	Total Costs	through
	Expected to be	December 31,
	Incurred	2005

Severance costs and retention bonuses	$5,092	$4,962
Employee relocation costs	265	265
Facility relocation costs	1,113	1,113
Other(1)	1,374	1,295

Total	$7,844	$7,635

(1)	Consists of costs related to the transition of our corporate headquarters including recruitment, signing bonuses and training costs related to the hiring of finance and administrative personnel in Morrisville as well as travel costs during the transition period. In addition, other costs include salary costs for duplicative employees during the transition of job responsibilities from employees located in Calabasas to the successor employees in Morrisville. These transition costs are expensed as incurred.

The following table summarizes the restructuring and related expenses incurred in connection with the restructurings discussed above and the remaining obligations as of and for the years ended December 31, 2004 and 2005 (in thousands):

	Severance
	Costs and	Employee	Facility
	Retention	Relocation	Relocation
	Bonuses	Costs	Costs	Other(3)	Total

Restructuring obligations, January 1, 2004	$—	$—	$—	$—	$—
Restructuring and related expenses	972	498	196	—	1,666
Cash payments	(896)	(498)	(196)	—	(1,590)

Restructuring obligations, December 31, 2004	76	—	—	—	76
Restructuring and related expenses:
Manufacturing relocation	—	53	47	—	100
Corporate Headquarters and Taqua relocation(1)(2)	4,962	265	1,113	1,295	7,635
Cash payments	(2,015)	(163)	(869)	(1,295)	(4,342)
Non-cash charges	—	—	(191)	—	(191)

Restructuring obligations, December 31, 2005	$3,023	$155	$100	$—	$3,278

(1)	Severance costs and retention bonuses include approximately $1.6 million in severance costs related to the employment separation agreement with our Chief Executive Officer, who resigned from Tekelec effective January 1, 2006. All employee retention bonuses are expensed as incurred.

(2)	Facility relocation costs include (i) a one-time charge of $150,000 related to the termination of our lease in Hyannis and (ii) a charge of $319,000 associated with the disputed termination of our lease of office space in Westlake Village, California, comprised of a $87,000 write-off of certain leasehold improvements, $113,000 representing the possible forfeiture of our deposits paid to the landlord and $119,000 of other costs.

(3)	Consists of costs related to the transition of our corporate headquarters including recruitment, signing bonuses and training costs related to the hiring of finance and administrative personnel in Morrisville as well as travel costs during the transition period. In addition, other costs include salary costs for duplicative employees during the transition of job responsibilities from employees located in Calabasas to the successor employees in Morrisville. These transition costs are expensed as incurred.

Restructuring obligations are included in accrued expenses and accrued payroll and related expenses in the accompanying consolidated balance sheets. We anticipate settling our remaining obligations relating to the Restructurings in 2006. However, this is based on our current best estimate, which could change materially if actual activity differs from what is currently expected. We will continue to review the status of our restructuring activities quarterly and, if appropriate, record changes in our restructuring obligations in current operations based on our most current estimates.

Note 6 — Sale of Investment in Privately Held Company and Gain on Warrants in Privately Held Company

In December 2004, following the acquisition of Spatial Communications Technologies (“Spatial”) by Alcatel, Santera exercised warrants convertible into 1,363,380 shares of freely tradable Alcatel shares valued at $14.91 per share. As a result of this transaction, Santera recognized a gain of $20.3 million, which is included in other income in the accompanying consolidated statement of operations for the year ended December 31, 2004. The Alcatel shares are included in short-term investments in the accompanying consolidated balance sheet. In addition, we can receive up to 185,513 additional shares of Alcatel held in escrow pending the resolution of any acquisition-related indemnification claims made by Alcatel against the former Spatial shareholders. We may recognize additional gains when and if these shares are released from escrow. During the first quarter of 2005, Santera sold 1,263,380 Alcatel shares for proceeds of $17.5 million resulting in a realized loss of $1.3 million.

In August 2004 following the acquisition of Telica by Lucent Technologies Inc. (“Lucent”), we received freely tradable common stock of Lucent in exchange for our investment in Telica, resulting in a pre-tax gain of $7.9 million, which is included in other income in the accompanying consolidated statement of operations for the year ended December 31, 2004.

In September 2004, we sold 5.8 million of our shares of Lucent stock for proceeds of approximately $17.9 million. We received an additional 642,610 shares of Lucent stock that were released from escrow in early 2006, resulting in an additional gain of approximately $1.8 million in the first quarter of 2006.

Note 7 — Financial Statement Details

Other Income and Expense

Other income and expense is composed of the following:

	For the Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
	(Thousands)

Foreign currency transaction gain (loss), net	$(3,519)	$2,665	$885
Net gain (loss) on derivative instruments	2,489	(2,568)	(624)
Realized gain (loss) on investments, net	(1,375)	185	—
Other, net	(265)	20	190

Total other income (expense), net	$(2,670)	$302	$451

Cash, Cash Equivalents and Investments

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2005:

		Unrealized
	Cost	Loss	Gain	Market
	(Thousands)

Cash and cash equivalents:
Cash	$49,269	$—	$—	$49,269
Certificates of deposit	2,800	—	—	2,800

Total cash and cash equivalents	$52,069	$—	$—	$52,069

Short-term investments:
U.S. treasury and agency securities	$25,170	$(384)	$—	$24,786
Municipal securities	112,339	(457)	—	111,882
Corporate notes	33,750	(439)	—	33,311
Certificates of deposit	2,968	—	—	2,968
Common shares in Alcatel	1,491	(251)	—	1,240
Other	73	—	—	73

Total short-term investments	$175,791	$(1,531)	$—	$174,260

The following table shows the gross unrealized losses and fair value of our short-term investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005 (in thousands):

	Less than 12 Months		Greater than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

U.S. treasury and agency securities	$—	$—	$24,786	$(384)	$24,786	$(384)
Municipal securities	26,380	(142)	1,340	(315)	27,720	(457)
Corporate notes	—	—	33,311	(439)	33,311	(439)
Common shares in Alcatel	1,240	(251)	—	—	1,240	(251)

Total	$27,620	$(393)	$59,437	$(1,138)	$87,057	$(1,531)

Number of securities with an unrealized loss		14		58		72

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2004:

		Unrealized
	Cost	Loss	Gain	Market
	(Thousands)

Cash and cash equivalents:
Cash	$48,480	$—	$—	$48,480
Certificates of deposit	445	—	—	445

Total cash and cash equivalents	$48,925	$—	$—	$48,925

Short-term investments:
Municipal securities	$91,506	$(195)	$2	$91,313
Corporate notes	20,263	(28)	32	20,267
Certificates of deposit	1,433	—	—	1,433
Common shares in Alcatel	20,328	—	982	21,310
Other	112	—	—	112

Total short-term investments	$133,642	$(223)	$1,016	$134,435

Long-term investments consisted of the following as of December 31, 2004:

		Unrealized
	Cost	Loss	Gain	Market

Long-term investments:
U.S. treasury and agency securities	$26,920	$(330)	$—	$26,590
Municipal securities	32,826	(109)	—	32,717
Corporate notes	34,792	(477)	—	34,315

Total short-term investments	$94,538	$(916)	$—	$93,622

The following table shows the gross unrealized losses and fair value of our investments, both short and long term, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004 (in thousands):

	Less than 12 Months		Greater than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

U.S. treasury and agency securities	$26,589	$(330)	$—	$—	$26,589	$(330)
Municipal securities	77,802	(290)	1,987	(14)	79,789	(304)
Corporate notes	41,074	(505)	—	—	41,074	(505)

Total	$145,465	$(1,125)	$1,987	$(14)	$147,452	$(1,139)

Number of securities with an unrealized loss		86		2		88

Each of the securities in the above tables generally has investment grade ratings and is in an unrealized loss position solely due to interest rate changes, sector credit rating changes or company-specific rating changes. We currently expect to receive the full principal or to recover our cost basis on these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The declines in the above securities are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of December 31, 2005.

The following is a summary of the maturities of short-term investments as of December 31, 2005 (in thousands, except percentages):

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total

U.S. treasury and agency securities	$19,920	$4,866	$—	$—	$—	$—	$24,786
Municipal securities	33,115	29,037	4,880	—	—	44,850	111,882
Corporate notes	27,680	5,631	—	—	—	—	33,311
Certificates of deposit and other	3,041	—	—	—	—	—	3,041

Total	$83,756	$39,534	$4,880	$—	$—	$44,850	$173,020

Common shares of Alcatel							1,240

Total short-term investments							$174,260

Accounts Receivable, net

Accounts receivable, net consists of the following:

	December 31,
	2005	2004
		(Restated)
	(Thousands)

Trade accounts receivable	$129,648	$114,383
Less: Allowance for doubtful accounts and sales returns	6,865	4,847

	$122,783	$109,536

The following details the changes in the allowance for doubtful accounts and sales returns during the years ended December 31, 2005, 2004 and 2003.

	For the Years Ended December 31,
	2005	2004	2003
	(Thousands)

Balance at beginning of period	$4,847	$2,619	$4,860
Current year provision	2,724	820	415
Write-offs net of recoveries(1)	(706)	1,408	(2,656)

Balance at end of period	$6,865	$4,847	$2,619

(1)	2004 includes increases in the allowance for doubtful accounts of $1,389, $430 and $607 as a result of the acquisitions of Taqua, VocalData, and Steleus, respectively. 2003 includes an increase in the allowance for doubtful accounts of $527 as a result of the acquisition of a majority interest in Santera.

Inventories

Inventories consist of the following:

	December 31,
	2005	2004
		(Restated)
	(Thousands)

Raw materials	$32,729	$20,972
Work in process	4,879	4,147
Finished goods	10,739	8,535

	$48,347	$33,654

Property and Equipment, net

Property and equipment consist of the following:

	December 31,
	2005	2004
		(Restated)
	(Thousands)

Manufacturing and development equipment	$94,447	$82,120
Furniture and office equipment	51,133	44,599
Demonstration equipment	3,744	4,016
Leasehold improvements	15,219	10,992

	164,543	141,727
Less, accumulated depreciation and amortization	(123,749)	(111,110)

	$40,794	$30,617

Accrued expenses

Accrued expenses consist of the following:

	December 31,
	2005	2004
		(Restated)
	(Thousands)

Accrued expenses and other	$19,065	$8,792
Warranty reserve	9,269	—
Sales and other taxes payable	5,256	2,822
Accrued commissions	4,180	3,399
Accrued losses on customer contracts	6,701	—
Accrued professional fees	6,178	2,523

Total	$50,649	$17,536

Accrued payroll and related expenses

Accrued payroll and related expenses consist of the following:

	December 31,
	2005	2004
		(Restated)
	(Thousands)

Accrued payroll	$16,092	$11,821
Accrued vacation	11,097	9,613
Payroll taxes	2,202	2,056

Total	$29,391	$23,490

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following:

	December 31,
	2005	2004
		(Restated)
	(Thousands)

Foreign currency translation adjustments	$(247)	$(1)
Unrealized (losses) gains on securities, net of taxes of $539,000 and $387,000, respectively	(992)	171

Total	$(1,239)	$170

Note 8 — Related Party Transactions

During 2003, we entered into a consulting agreement through our then majority owned subsidiary, Santera, with Marty Kaplan, formerly a Director and Chairman of the Board of Santera and currently a director of Tekelec. Under the terms of the agreement, Mr. Kaplan received cash compensation of $75,000 per annum through June 2005 and one-time non-statutory options to purchase 50,000 shares of our Common Stock under our 2003 Stock Option Plan. The options vested in quarterly installments. This agreement was terminated in June 2005.

Note 9 — Derivative Instruments and Hedging Activities

As discussed in Note 1, we use derivative instruments, primarily foreign currency forward contracts, to manage our exposure to market risks such as foreign exchange risks. As we do not designate our foreign exchange forward contracts as accounting hedges, we adjust these instruments to fair value through operations. We do not hold or issue financial instruments for speculative or trading purposes.

We monitor our exposure to foreign currency fluctuations on a monthly basis. We enter into multiple forward contracts throughout a given month to match and mitigate our changing exposure to foreign currency fluctuations. Our exposure to foreign currency fluctuations is principally due to receivables generated from sales denominated in foreign currencies. Our exposure fluctuates as we generate new sales in foreign currencies and as existing receivables related to sales in foreign currencies are collected. Our foreign currency forward contracts generally will have terms of only one month or less and typically end on the last fiscal day of any given month. We then immediately enter into new foreign currency forward contracts. As of December 31, 2005 we had four foreign currency contracts; one to sell 584,770 net Australian dollars, a second to sell approximately 16,300,000 net euros, a third to sell 15,528,000 Brazilian real and a fourth to sell 1,032,000 Canadian dollars. As of December 31, 2004 we had three foreign currency contracts outstanding; one to sell approximately 14,400,000 Euros, a second to sell 400,000 British pounds and a third to sell 1,000,000 Canadian dollars. We plan to continue to use foreign currency forward contracts, where appropriate, to manage foreign currency exchange risks in the future.

Note 10 — Income Taxes

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
	(Thousands)

Current:
Federal	$10,370	$15,035	$11,793
State	5,867	3,188	2,053
Foreign	1,123	1,039	1,216
Deferred:
Federal	(16,635)	3,981	(1,366)
State	(858)	(314)	38

Total provision for income taxes	$(133)	$22,929	$13,734

Utilization of net operating loss carryforwards provided a current income tax benefit of $3.0 million in 2004 and $4.8 million in 2005. Income before income tax provision is principally comprised of domestic operations and less than 5% for foreign operations for all periods presented.

The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate of 35% to income before provision for income taxes as follows:

	For the Years Ended December 31,
	2005		2004		2003
			(Restated)		(Restated)
	(Thousands)

Federal statutory provision	$(15,443)		$6,769		$2,159
State taxes, net of federal benefit	4,275		1,675		1,267
Research and development credits	(4,659)		(2,286)		(406)
Nontaxable foreign source income	(1,180)		(1,583)		(441)
Acquisition-related intangible assets, net of related deferred income tax liability	9,717		5,297		2,231
Foreign taxes and other	2,209		1,839		(359)
Domestic production activities deduction	(391)		—		—
Tax exempt interest	(1,262)		—		—
Increase in valuation allowance	6,601		11,218		9,283

Total income tax provision for continuing operations	$(133)	(0.3)%	$22,929	118.5%	$13,734	222.7%

As disclosed in Note 3, prior to October 3, 2005, we had not reached the ownership threshold provided under income tax regulations for inclusion of Santera in our consolidated federal income tax return. Accordingly, we provided a full valuation allowance against the deferred tax assets of Santera related to net operating loss carryforwards generated by Santera in each of the above periods.

The components of temporary differences that gave rise to deferred taxes at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
		(Restated)
	(Thousands)

Deferred tax assets:
Allowance for doubtful accounts	$984	$1,876
Inventory write downs	3,344	2,158
Capitalized organization charges	4,011	4,134
Depreciation and amortization	4,661	5,122
Research and development credit carry forward	6,480	4,512
Accrued liabilities	12,060	2,034
Deferred revenue	11,560	5,585
Retirement stock	1,956	2,003
Other	1,018	3,189
Net operating loss carry forward	76,077	120,236

Total deferred tax assets	122,151	150,849

Valuation allowance for deferred tax assets	(3,969)	(73,895)

Total net deferred tax asset	$118,182	$76,954

Deferred tax assets of continuing operations:
Current portion	$28,814	$19,284
Long-term portion	89,368	57,670

Total deferred tax assets of continuing operations	118,182	76,954

Total net deferred tax assets	$118,182	$76,954

Deferred tax liabilities:
Acquisition-related intangible assets	$23,476	$27,970
Deferred gain	—	7,379

Acquisition-related intangible assets:	$23,476	$35,349

Current portion	$—	$7,379
Long term portion	23,476	27,970

Total deferred tax liability	$23,476	$35,349

As of December 31, 2005, we have a valuation allowance on our deferred tax assets of approximately $4.0 million, of which approximately $1.0 million pertains to certain tax credits. The remaining $3.0 million relates to a book-tax basis difference in an investment in one of our foreign affiliates obtained in connection with our acquisition of Steleus, which was recorded against goodwill through a purchase price accounting adjustment. The valuation allowance on these deferred tax assets will be reduced in the period in which we realize a benefit on our tax return from a reduction of income taxes payable stemming from the utilization of these credits and basis differences. As a result of the acquisition of the remaining interest in Santera on October 3, 2005 (as discussed in Note 3), the ownership threshold provided under income tax regulations for inclusion of Santera in our consolidated federal income tax return has been met. We have removed the valuation allowance on Santera’s net deferred tax assets because we believe it is more likely than not that these assets will be realized in our future consolidated federal income tax returns of Tekelec. The elimination of this valuation allowance was recorded through purchase price accounting as an adjustment to goodwill. Realization of the remaining net deferred tax assets is dependent on our generating sufficient taxable income in the future. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

As of December 31, 2005, we have net operating loss carryforwards of approximately $215.0 million available to offset future taxable income. The utilization of these net operating losses in future periods is subject to an annual limitation of $13.7 million. If certain substantial changes in the Company’s ownership should occur in the future, there would be a change in the aforementioned annual limitation on the utilization of the net operating loss carryforwards in periods subsequent to the ownership change. In addition, we have federal and state research and development credit carryforwards of $3.3 million and $2.1 million, respectively, available to offset future tax liabilities. Our net operating loss carryforwards will begin to expire in 2011, if not utilized. Our federal research and development tax credit will begin to expire in 2018, if not utilized and our state research and development tax credit will begin to expire in 2009, if not utilized.

We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the United States. As of December 31, 2005, we have not provided deferred income tax of approximately $1.5 million related to approximately $4.3 million of cumulative undistributed earnings of our foreign affiliates, as we intend to permanently reinvest these earnings to fund future expansion of these international operations.

We are subject to periodic tax examinations and assessments in various jurisdictions. Accordingly, we assess the probability of sustaining certain tax positions taken in our income tax returns and, although we believe these positions are fully supportable upon examination, we have and will record incremental tax expense based on the probable outcomes of such matters.

Note 11 — Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
		(Restated)
	(Thousands)

Purchased technology	$58,630	$76,900
Customer relationships	3,428	2,240
Acquired backlog	1,613	2,400
Non-compete contracts	640	1,310
Service contracts	3,520	4,020
Trade names and marks	—	220

	67,831	87,090
Less: accumulated amortization	(10,617)	(7,175)

Total intangible assets	$57,214	$79,915

The weighted average useful lives of the above intangible assets as of December 31, 2005 are as follows:

Weighted
Average
Life

Purchased technology	12.1
Customer relationships	9.6
Acquired backlog	1.5
Non-compete contracts	2.4
Service contracts	2.5

The identifiable intangible assets are amortized over their estimated useful lives. The estimated aggregate amortization expense for intangibles for subsequent years is:

For the Years Ending December 31,	(Thousands)

2006	$8,124
2007	5,979
2008	5,672
2009	5,534
2010	5,446
Thereafter	26,459

Total	$57,214

During the fourth quarter of 2005, it became apparent that both revenues and expected orders for the fourth quarter of 2005 and early 2006 related to our Taqua reporting unit would underperform our previous expectations. Accordingly, in connection with our annual budgeting process performed during the fourth quarter of 2005, we performed a comprehensive evaluation of the outlook for our Taqua product line and the outlook for the small switch market, which is the focus of our Taqua product line. As a result of this reassessment and the significant shortfall in orders for these products in the fourth quarter of 2005, we significantly lowered our forecast of Taqua’s future revenues and cash flows. These revised projections, combined with the historical underperformance of the Taqua product line, indicated that certain identifiable intangible assets acquired as part of the original acquisition of Taqua, specifically the purchased technology, may be impaired. We determined that impairment indicators were present within the meaning of SFAS 144, and therefore performed an impairment test during the fourth quarter of 2005.

In accordance with SFAS 144, we first determined if the future expected undiscounted cash flows related to the Taqua purchased technology were less than the current carrying value of the technology. Applying this initial test, we determined that such cash flows were less than such carrying value, which indicated that an impairment of the asset existed. To measure the impairment, we determined the fair value of the purchased technology using a discounted cash flow approach. Using this approach, the purchased technology was valued at approximately $1.1 million which, when compared to its carrying value of $23.8 million, indicated an impairment of $22.7 million. Accordingly, we recognized a non-cash impairment charge in the amount of $22.7 million for the year ended December 31, 2005. This charge is reflected in our consolidated statement of operations as “Impairment of purchased technology” within cost of sales.

Goodwill

As required by SFAS 142, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of certain events in accordance with the provisions of SFAS 142. We performed our annual impairment test of goodwill as of October 1, 2005. As a result of this testing, we recorded in the fourth quarter of 2005 a non-cash impairment charge of $27.2 million related to the impairment of the goodwill associated with our Taqua reporting unit. We determined the amount of the charge using an estimate of the fair value of our Taqua reporting unit. This fair value estimate was based on the fair value calculated by using (i) a discounted cash flows approach and (ii) market multiples based on revenues. As previously noted, our Taqua product line has underperformed due primarily to the lack of market growth and, as a consequence, projections for the business have been significantly lowered. The Taqua reporting unit is reported as a component of our Switching Solutions Group segment. The Company tested goodwill for impairment as of October 1, 2003 and 2004 and no impairment was indicated.

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	Network	Switching	Communications
	Signaling	Solutions	Software	Contact
	Group	Group	Solutions Group	Center	Total
	(Restated) (Thousands)

Balance at December 31, 2003	$—	$58,767	$—	$9,698	$68,465
Addition due to the acquisition of Taqua	—	31,978	—	—	31,978
Addition due to the acquisition of VocalData	—	6,333	—	—	6,333
Addition due to the acquisition of Steleus	—	—	20,297	—	20,297
Adjustments to goodwill based on actual transaction related costs	—	(631)	—	—	(631)

Balance at December 31, 2004	—	96,447	20,297	9,698	126,442
Addition due to the acquisition of iptelorg	3,361	—	—	—	3,361
Addition due to the acquisition of Santera	—	19,803	—	—	19,803
Impairment of Taqua goodwill	—	(27,245)	—	—	(27,245)
Adjustment to goodwill to record a valuation allowance related to certain deferred tax assets acquired as a result of the acquisition of Steleus	—	—	3,044	—	3,044
Adjustments to goodwill, principally related to deferred tax assets acquired	—	443	174	—	617

Balance at December 31, 2005	$3,361	$89,448	$23,515	$9,698	$126,022

Note 12 — Lines of Credit and Borrowings

As of December 31, 2005, we had a $30.0 million line of credit collateralized by a pledged investment account held with an intermediary financial institution. This line replaced a similar $30.0 million line that expired in December 2005. The new credit facility bears interest at, or in some cases below, the lender’s prime rate (7.25% at December 31, 2005), and expires on December 15, 2006, if not renewed. In the event that we borrow against this line, we will maintain collateral in the amount of the borrowing in the pledged investment account. The commitment fees paid on the unused line of credit are not significant. Under the terms of the credit facility, we are required to maintain certain financial covenants. Due to our restatement of previously issued financial statements and our delayed filing of this Annual Report, we breached certain terms and covenants of the credit facility. The lender has granted us a waiver of certain of these breaches providing us, among other things, with an extension of time in which to comply with certain of the terms and covenants of the credit facility.

As of December 31, 2004, Santera had two notes payable: one note had an outstanding balance of $100,000 and was collateralized by the assets purchased thereunder, bore interest at 10% and was paid in full upon maturity in February 2005; the second note for $2.5 million was collateralized by the assets purchased under the note and substantially all of Santera’s assets, excluding the assets collateralized under the $100,000 note, bore interest at 6.36%, and was paid in full in November 2005.

Note 13 — Long-Term Convertible Debt

In June 2003, we issued and sold $125 million aggregate principal amount of our 2.25% Senior Subordinated Convertible Notes due 2008 (the “Notes”). We utilized the proceeds from the Notes to repay our $135.0 million convertible subordinated discounted notes due in 2004 with a yield-to-maturity of 6.75%. The Notes were issued in a private offering in reliance on Section 4(2) of the Securities Act of 1933, as amended. The aggregate offering price of the Notes was $125 million and the aggregate proceeds to Tekelec were approximately $121,184,000, after expenses. The Notes mature on June 15, 2008, and are convertible prior to the close of business on their maturity date into shares of our Common Stock at a conversion rate of 50.8906 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances.

The Notes carry a cash interest (coupon) rate of 2.25%, payable on June 15 and December 15 of each year, commencing on December 15, 2003. Interest expense, including amounts relating to the amortization of related deferred financing costs, was $3.6 million, $3.6 million and $1.8 million for 2005, 2004 and 2003, respectively.

The Notes carry no financial covenants, no restrictions on the paying of dividends nor any restrictions concerning additional indebtedness. However, the Notes do subject us to certain non-financial covenants. Under Section 7.04 of the Indenture governing the Notes, we are obligated to provide the Trustee, Deutsche Bank Trust Company Americas, such information, documents and reports as are required to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, within 15 days after the same are required to be filed with the SEC. From the date of any notice of default relating to a failure to perform this covenant, we have a cure period of 60 days to remedy the default. If the default is not remedied within the 60-day cure period, the Trustee or holders of more than 25% of the outstanding principal amount of the Notes may elect to declare immediately payable all outstanding principal and any accrued interest related to the Notes. Due to our delayed filing of this Annual Report with the SEC, we were not able to provide a copy to the Trustee within the required 15-day period and we received a notice of default on April 1, 2006 from holders of more than 25% of the outstanding principal amount of the Notes. As we filed this Annual Report within the 60-day cure period, neither the Trustee nor the holders will have the right to accelerate the Notes based on the late filing of this Annual Report.

We have also failed to timely deliver our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “First Quarter 2006 Form 10-Q”) to the Trustee on or before May 25, 2006, which resulted in an additional default under the Indenture. If such default is not cured or waived within 60 days after any notice of such default is delivered to us by the Trustee or by the holders of 25% or more in aggregate principal amount of the Notes, the Trustee or holders of 25% or more in aggregate principal amount of the Notes have the right to accelerate the payment of indebtedness under the Indenture. We currently expect to file our First Quarter 2006 Form 10-Q with the Commission and deliver it to the Trustee on or before June 30, 2006 and, accordingly, believe we will be able to cure this default under the Indenture.

The Indenture also provides that if our Common Stock ceases to be listed on the Nasdaq National Market, any holder of Notes may require the Company to redeem the holder’s Notes in accordance with the terms of the Indenture. Although the Company is not currently in compliance with Nasdaq Marketplace Rule 4310(c)(14) as a result of our failure to timely file this Annual Report and the First Quarter 2006 Form 10-Q with the Commission, the Nasdaq Stock Market has determined to continue the listing of our Common Stock on the Nasdaq National Market, subject to the condition that the Company file with the Commission, on or before July 17, 2006, this Annual Report, all required restatements and the First Quarter 2006 Form 10-Q. If we fail to meet the requirements of the Nasdaq National Market by July 17, 2006, then the individual holders of the Notes may require repayment of their Notes under the Indenture. As discussed above, we currently expect to meet these conditions.

Note 14 — Commitments and Contingencies

We lease our office and manufacturing facilities together with certain office equipment under operating lease agreements. Lease terms generally range from one month to ten years; certain building leases contain options for renewal for additional periods and are subject to periodic increases.

Rent expense, including any applicable rent escalations and rent abatements, is recognized on a straight line basis. Total rent expense was approximately $10.6 million, $10.2 million and $8.6 million for 2005, 2004 and 2003, respectively.

Minimum annual non-cancelable lease commitments at December 31, 2005 are:

For the Years Ending December 31,	(Thousands)

2006	$8,578
2007	8,449
2008	8,017
2009	7,593
2010	5,526
Thereafter	14,006

$52,169

We have agreements with several of our vendors to purchase specified quantities of goods or services at agreed upon prices in the future. As of December 31, 2005, these unconditional purchase obligations total approximately $4.6 million and will be settled in 2006. We provide a provision for losses in instances where we expect to incur losses due to our purchase commitments exceeding our normal or projected inventory requirements. These provisions were not significant at December 31, 2005 and 2004.

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

Litigation

From time to time, various claims and litigation are asserted or commenced against us arising from or related to contractual matters, intellectual property matters, product warranties and personnel and employment disputes. As to such claims and litigation, we can give no assurance that we will prevail. However, we currently do not believe that the ultimate outcome of any pending matters, other than possibly the litigation with Bouygues Telecom, S.A. as described below, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Bouygues Telecom, S.A., vs. Tekelec

On February 24, 2005, Bouygues Telecom, S.A., a French telecommunications operator, filed a complaint against Tekelec in the United States District Court for the Central District of California seeking damages for economic losses caused by a service interruption Bouygues Telecom experienced in its cellular telephone network in November 2004. The amount of damages sought by Bouygues Telecom was $81 million plus unspecified punitive damages and attorneys’ fees. In its complaint, Bouygues Telecom alleged that the service interruption was caused by the malfunctioning of certain virtual home location register (HLR) servers (i.e., servers storing information about subscribers to a mobile network) provided by Tekelec to Bouygues Telecom.

On April 21, 2005, Tekelec filed a motion to transfer venue of the lawsuit from the Central District of California to the Eastern District of North Carolina and concurrently filed a motion to dismiss six of the twelve claims for relief contained in Bouygues Telecom’s complaint. On June 8, 2005, the District Court entered a written order granting Tekelec’s motion to transfer and deeming the motion to dismiss to be “moot” given the transfer.

On July 6, 2005, Tekelec filed a motion for an extension of time to file a revised motion to dismiss in North Carolina. The District Court granted that motion in an order dated July 19, 2005, and Tekelec filed a revised motion to dismiss the claims of Bouygues Telecom for strict products liability, negligence, breach of fiduciary duty, unfair competition, equitable indemnity, interference with prospective economic advantage and interference with contract. On July 26, 2005, Bouygues Telecom filed a motion to “rescind” the Court’s July 19 order and to strike Tekelec’s revised motion to dismiss. Tekelec opposed Bouygues’ motion, and on September 6, 2005, the Court entered an order finding that Tekelec’s revised motion to dismiss was proper, and setting a deadline of October 17, 2005 (later extended to October 21, 2005) for Bouygues to respond to the revised motion to dismiss or file an amended complaint.

On October 21, 2005, Bouygues Telecom filed (i) a motion to substitute counsel and (ii) an amended complaint. The motion to substitute counsel was granted. The amended complaint alleges claims for strict products liability, negligence, breach of express warranty, negligent interference with contract, negligent interference with economic advantage, intentional misrepresentation, negligent misrepresentation, fraud based on concealment, breach of fiduciary duty, equitable indemnity, unfair competition under California Business and Professions Code section 17200, unfair and deceptive trade practices, breach of contract, alter ego liability, promissory estoppel and a direct claim under French law. The amended complaint is based on similar facts as the original complaint and seeks $80 million in compensatory damages plus unspecified punitive damages and attorneys’ fees.

On December 19, 2005, Tekelec filed (i) a motion to dismiss Bouygues’ amended complaint, pursuant to Rule 12(b)(3) of the Federal Rules of Civil Procedure (“FRCP”), on the ground that the forum selection clauses in the contracts for the sale and maintenance of the EAGLE System at issue provide for exclusive jurisdiction in France, (ii) a motion to dismiss Bouygues’ amended complaint, pursuant to FRCP Rule 12(b)(7), on the ground that Bouygues has failed to join a party, Tekelec Limited, which is indispensable to the action pursuant to FRCP Rule 19 but which cannot be made a party in the United States District Court for the Eastern District of North Carolina because of the impact on diversity jurisdiction, and (iii) a motion to dismiss the alleged tort claims in Bouygues’ amended complaint, pursuant to FRCP Rule 12(b)(6), on the ground that French law, which applies to this dispute based on the French choice of law clause in the contracts for the sale of the EAGLE System at issue, prohibits Bouygues from bringing tort claims for damages arising out of a contractual relationship.

On April 10, 2006, Bouygues Telecom served responses to Tekelec’s first set of interrogatories. In the responses, Bouygues Telecom contends, among other things, that its estimated damages are at least $105.7 million, not including interest, punitive damages, and attorneys’ fees or costs.

The Court has not yet ruled on Tekelec’s motions to dismiss. A hearing on the motions was held on April 26, 2006, and the Magistrate Judge submitted a Memorandum to the District Court on May 26, 2006, recommending that the Court dismiss Bouygues’ promissory estoppel and alter ego claims. The Magistrate Judge recommended against dismissing the other claims, including the tort claims. Both Tekelec and Bouygues have an opportunity to submit written objections to the Magistrate Judge’s proposed findings and recommendations before the Court rules on Tekelec’s motions to dismiss. A mediation is presently scheduled for May 31, 2006.

Although Tekelec is still evaluating the claims asserted by Bouygues, Tekelec intends to defend vigorously against the action and believes Bouygues’ claims could not support the damage figures alleged in the amended complaint. At this stage of the litigation, management cannot assess the likely outcome of this matter; however, it is reasonably possible that an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows. The Company is unable to estimate the potential financial impact this matter could have on the Company.

IEX Corporation vs. Blue Pumpkin Software, Inc.

In January 2001, IEX Corporation, a wholly owned subsidiary of Tekelec (“IEX”), filed suit against Blue Pumpkin Software, Inc. (“Blue Pumpkin”), in the United States District Court for the Eastern District of Texas, Sherman Division. IEX asserted that Blue Pumpkin’s Director and Director Enterprise products infringed United States Patent No. 6,044,355 held by IEX. In the suit, IEX sought damages and an injunction prohibiting Blue Pumpkin’s further infringement of the patent. In February 2001, Blue Pumpkin responded to IEX’s suit denying that Blue Pumpkin infringed IEX’s patent and asserting that such patent was invalid.

A Markman hearing took place in March 2002, to construe the claims of the ‘355 patent. The Court revisited Markman-related issues in February 2003. Both parties conducted extensive discovery. In early 2003, Blue Pumpkin filed a motion for summary judgment based on its position that it did not infringe the ‘355 patent. In July 2003, a magistrate judge recommended that the Court enter summary judgment in favor of Blue Pumpkin. The District Court entered the summary judgment, and IEX appealed that decision to the Court of Appeals for the Federal Circuit (“CFAC”). The CFAC vacated the summary judgment and remanded the case to the District Court for further consideration. Blue Pumpkin filed another motion for summary judgment of noninfringement in October 2005.

In October 2005, Blue Pumpkin Software LLC (“Blue Pumpkin LLC”), the successor to Blue Pumpkin, filed a lawsuit against IEX Corporation (“IEX”), in the United States District Court for the Northern District of Georgia, Atlanta Division. Blue Pumpkin LLC asserted that IEX’s software products infringed United States Patent No. 6,952,732 held by Blue Pumpkin LLC. Blue Pumpkin LLC sought damages and an injunction prohibiting IEX’s further alleged infringement of the patent. IEX filed an Answer denying the claims of the suit, and seeking a declaration that the Blue Pumpkin LLC patent was invalid and not infringed.

In December 2005, the parties entered into a settlement agreement resolving both the IEX litigation against Blue Pumpkin and the Blue Pumpkin LLC litigation against IEX. Final settlement documents were executed by the parties on April 6, 2006, and both lawsuits have been dismissed with prejudice. Pursuant to the settlement agreement, each party granted to the other a release and cross-license of the patents asserted in the lawsuits. Blue Pumpkin made a balancing license payment to IEX in the amount of $8.25 million on April 7, 2006, and Blue Pumpkin is obligated to make six additional annual payments of $500,000 each beginning April 1, 2007 and ending April 1, 2012.

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

Lemelson did not identify the specific Tekelec products or processes that allegedly infringe the patents at issue. Several Arizona lawsuits, including the lawsuit in which Tekelec was a named defendant, involve the same patents and have been stayed pending a non-appealable resolution of a lawsuit involving the same patents in the United States District Court for the District of Nevada. On January 23, 2004, the Court in the District of Nevada case issued an Order finding that certain Lemelson patents covering bar code technology and machine vision technology were: (1) unenforceable under the doctrine of prosecution laches; (2) not infringed by any of the accused products sold by any of the eight accused infringers; and (3) invalid for lack of written description and enablement. In September 2004, Lemelson filed its appeal brief with the Court of Appeals for the Federal Circuit (“CAFC”) for the related Nevada litigation, and in December 2004, the defendants in the related Nevada litigation filed their reply brief. In June 2005, the CAFC held an oral argument for the appeal. On September 9, 2005, the CAFC affirmed the United States District Court for the District of Nevada. On December 22, 2005, Lemelson moved to dismiss with prejudice certain patent claims in the lawsuit, including all of the claims that Lemelson asserted against Tekelec. On February 3, 2006, the

Court granted Lemelson’s motion and dismissed the lawsuit with prejudice against some of the accused infringers, including Tekelec.

Note 15 — Stock-Based Compensation and Employee Benefit Plans

Overview of our Stock-Based Employee Compensation Plans

As of December 31, 2005, excluding our employee stock purchase plan, we have five stock-based employee compensation plans with a maximum term of ten years. Under these plans there are approximately 26 million shares of our Common Stock authorized for issuance. The terms of options granted under these plans are determined at the time of grant, the options generally vest ratably over one- to four-year periods, and the option price may not be less than the fair market value per share on the date of grant. Both incentive stock options and nonstatutory stock options can be issued under our stock-based employee compensation plans, as well as restricted stock units and restricted stock.

We also sponsor an employee stock purchase plan. The 2005 Employee Stock Purchase Plan (the “2005 ESPP”), under which one million shares of our Common Stock have been authorized for issuance, was approved by our shareholders in May 2005. The 2005 ESPP provides for an automatic annual increase in the number of shares authorized and reserved for issuance thereunder on each August 1 during its ten-year term. Each such increase is equal to the lesser of (a) 500,000 shares, (b) a number of shares equal to 1% of the number of outstanding shares of our Common Stock as of the date of the increase and (c) an amount determined by our Board of Directors. Eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares of our Common Stock at 85% of the lower of the market price per share at (i) the beginning of the 24-month offering period or (ii) the end of each six-month purchase period within the 24-month Offering Period. The 2005 ESPP is a section 423 qualified plan under the Internal Revenue Code and is considered non-compensatory. The 2005 ESPP replaces the Employee Stock Purchase Plan that was adopted in 1996 (the “1996 ESPP”). The 1996 ESPP was terminated on July 1, 2005.

Common Stock Warrants

In July 1997, we issued warrants to purchase a total of 360,000 shares of our Common Stock to five directors and one corporate officer at $14.08 per share. These warrants vested and became exercisable in 12 equal quarterly installments beginning on September 30, 1997. During 2004, the remaining 195,000 warrants were exercised. No warrants were outstanding as of December 31, 2005 or 2004.

CEO Stock Option Modifications

On October 26, 2005, we amended the original terms of approximately 575,000 stock options (“the Options”) with various exercise prices held by our then current Chief Executive Officer in connection with his resignation as an executive officer and employee, effective January 1, 2006. We also agreed, as part of his employment separation agreement, to modify the terms of the Options to extend the expiration date from April 1, 2006 to June 30, 2006. In accordance with FASB Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” (“FIN 44”), we remeasured the intrinsic value of the Options as of the date of the modification. As, at the date of this modification, our stock price was below the exercise price of the Options, no intrinsic value existed and accordingly no additional compensation expense was recognized.

Assumed “In-The-Money” Stock Options

In 2004, in connection with the acquisition of Taqua, we assumed unvested options (the “Taqua options”) that had an exercise price that was below our Common Stock price or were “in-the-money” resulting in deferred stock-based compensation of $4.2 million. For the years ended December 31, 2005 and 2004, we recognized approximately $1,073,058 and $1,332,000, respectively, of compensation expense related to the amortization of deferred stock-based compensation for the Taqua options. As of December 31, 2005, we had approximately $690,000 remaining in deferred stock based compensation relating to the Taqua options.

Restricted Stock and Restricted Stock Units (“RSUs”)

During 2005, in connection with the acquisition of iptelorg (see Note 3 for further details) we granted a total of 236,546 shares of restricted stock subject to certain repurchase rights. In connection with this grant, we recognized approximately $4.1 million of deferred stock-based compensation, which is being amortized to expense on a straight-line basis as the restrictions on the shares lapse over a period of four years. For the year ended December 31, 2005 we recognized approximately $480,000 of compensation expense related to these grants. As of December 31, 2005, we had approximately $3,588,000 remaining in deferred stock-based compensation relating to the iptelorg restricted stock grant.

Also during 2005, six employees were granted a total of 122,281 RSUs. In connection with these grants, we recorded approximately $1.8 million of deferred stock-based compensation, which is being amortized to expense on a straight-line basis over each award’s vesting period, which ranges from one to four years. For the year ended December 31, 2005 we recognized approximately $408,000 of compensation expense relating to these grants. As of December 31, 2005, we had approximately $1,403,000 remaining in deferred stock-based compensation relating to these employee RSU grants.

During 2004 we issued RSUs for 116,510 shares to employees of VocalData and Steleus resulting in deferred stock-based compensation of approximately $2.0 million. These RSUs vested over a one-year period and were expensed as compensation expense over the vesting period. These RSUs fully vested during 2005. For the years ended December 31, 2005 and 2004, we recognized approximately $1,397,000 and $432,000, respectively, of compensation expense related to these grants.

Stock Options Issued to Non-Employees

We formed a Santera Advisory Board in 2004 with three non-employee members. As part of this arrangement, we issued 7,500 options to these advisors. These options vested over one year and were accounted for under FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans.” We valued the options using the Black-Scholes model and recognized compensation expense over the vesting period. The options became fully vested during the year ended December 31, 2004 and we recognized consulting expense related to the options of approximately $93,000 in 2004.

Stock Options Outstanding

A summary of the status of our stock options, as of December 31, 2005, 2004 and 2003, and the changes during the year ended on those dates are presented below (shares in thousands):

	2005		2004		2003
		Wgtd. Avg.		Wgtd. Avg.		Wgtd. Avg.
	Shares	Exer. Price	Shares	Exer. Price	Shares	Exer. Price

Outstanding at beginning of year	23,047	$17.20	18,054	$15.91	14,551	$20.18
Granted — price equals fair value	2,823	16.37	8,870	18.14	7,221	11.20
Granted — price less than fair value	—	—	492	9.42	—	—
Exercised	(861)	10.40	(2,776)	11.30	(644)	7.92
Cancelled	(1,846)	19.38	(1,593)	16.04	(3,074)	26.76

Outstanding at year-end	23,163	$17.17	23,047	$17.20	18,054	$15.91

Options exercisable at year-end	14,205	$17.83	11,004	$18.64	9,411	$17.74
Options available for future grant(1)	2,034		2,434		5,406
Weighted average fair value of options granted during the year:
Exercise price equals fair value at grant date	$7.20		$8.38		$7.48

(1)	As of December 31, 2005, approximately 1,561 of the 2,034 shares available for future grant are associated with our 2004 Plan. Options granted under our 2004 Plan are restricted to grants to new employees as an inducement to their commencement of employment.

The following table summarizes information about stock options outstanding at December 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
		Wgtd. Avg.
		Remaining	Wgtd. Avg.		Wgtd. Avg.
		Contractual	Exercise		Exercise
Range of Exercise Price	Number	Life	Price	Number	Price

$ 0.01 to $ 2.50	39	0.60	$2.38	39	$2.38
2.51 to 5.00	347	2.82	3.79	302	3.88
5.01 to 7.50	113	3.81	7.00	108	7.00
7.51 to 10.00	2,357	4.05	8.73	1,584	8.78
10.01 to 12.50	893	4.10	11.04	817	11.02
12.51 to 15.00	3,703	4.08	13.23	2,029	13.36
15.01 to 17.50	3,611	4.87	16.94	1,181	16.80
17.51 to 20.00	7,743	5.00	18.62	4,002	18.86
20.01 to 22.50	834	2.47	20.86	808	20.88
22.51 to 2,739	3,523	4.72	26.50	3,335	26.69

Total	23,163	4.52	$17.17	14,205	$17.83

Employee Stock Purchase Plan

During 2005, 2004 and 2003, approximately 100,000, 160,000 and 89,000 shares, respectively, were purchased under our employee stock purchase plan in effect during the given year at weighted average exercise prices of $14.28, $14.26 and $9.64, respectively. At December 31, 2005, 2004 and 2003, there were approximately 1,000,000, 552,000 and 712,000 shares, respectively, available for future purchases.

We have computed the fair value of the awards under our employee stock purchase plan using the Black-Scholes Model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 60%, 60% and 84%, respectively for 2005, 2004 and 2003, (iii) weighted average risk-free interest rates of 3.9%, 3.2% and 2.1% for 2005, 2004 and 2003, respectively, and (iv) weighted average expected term of 1.25 years. The weighted average fair values of the employee stock purchase plan shares granted in 2005, 2004 and 2003 were $7.16, $5.40 and $4.37 per share, respectively.

Employee 401(k) Plan

We sponsor a 401(k) tax-deferred savings plan to provide retirement benefits for our employees (the “Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary contributions for eligible employees. Participants in the Plan may authorize from 2% to 50% of their compensation to be invested in employee-elected investment funds managed by an independent trustee, subject to certain annual contribution limitations. We generally contribute matching funds of up to 50% of the employees’ first 12% of payroll deductions. During 2005, 2004 and 2003, our contributions amounted to $5.7 million, $4.4 million and $2.9 million, respectively.

Note 16 — Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the years ended December 31, 2005, 2004 and 2003:

	Net Income
	(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(Thousands except per-share amounts)

For the Year Ended December 31, 2005:
Basic earnings per share	$(33,741)	66,001	$(0.51)
Effect of Dilutive Securities	—	—

Diluted loss per share	$(33,741)	66,001	$(0.51)

For the Year Ended December 31, 2004 (Restated):
Basic earnings per share	$18,179	63,131	$0.29
Effect of Dilutive Securities	—	3,191

Diluted earnings per share	$18,179	66,322	$0.27

For the Year Ended December 31, 2003 (Restated):
Basic earnings per share	$17,333	61,163	$0.28
Effect of Dilutive Securities	—	1,748

Diluted earnings per share	$17,333	62,911	$0.28

The computation of the diluted number of shares excludes unexercised stock options and warrants and potential shares issuable upon conversion of our convertible subordinated discounted notes and senior subordinated convertible notes that are anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
	(Thousands)

Weighted average number of stock options excluded due to the exercise price exceeding the average fair value of our Common Stock during the period	13,325	9,182	10,669
Weighted average number of stock options and restricted stock, calculated using the treasury stock method, that were excluded due to the reporting of a net loss for the period	2,072	—	—
Shares issuable upon conversion of our long-term convertible debt	6,361	6,361	6,361

Total common stock equivalents excluded from diluted net (loss) income per share computation	21,758	15,543	17,030

There were no transactions subsequent to December 31, 2005, which, had they occurred prior to January 1, 2006, would have changed materially the number of shares in the basic or diluted earnings per share computations.

Note 17 — Operating Segment Information

We are organized into four major operating groups: the Network Signaling Group, the Switching Solutions Group, the Communications Software Solutions Group, and the IEX Contact Center Group.

Network Signaling Group.  Our Network Signaling Group products help direct and control voice and data communications. They enable carriers to establish, control and terminate calls. They also enable carriers to offer intelligent services, which include any services other than the call or data transmission itself.

Examples of such services include products such as voice messaging, toll free calls (e.g., “800” calls), prepaid calling cards, text messaging and local number portability.

Switching Solutions Group.  The switching portion of a network carries and routes the actual voice or data comprising a “call.” Our Switching Solutions Group is focused primarily on creating and enhancing next-generation voice switching products and services for both traditional circuit-based applications and newer packet-based applications. In a traditional circuit-based application, electronic signals carrying a voice message traverse the network following a dedicated path, or circuit, from one user to the other. Packet-based switching, however, breaks down the voice message into packets. These packets then individually traverse the network, often taking separate paths, and are then reassembled on the other side of the network prior to delivery to the recipient. Packet-based switching may utilize one of many protocols, the most common of which are Asynchronous Transfer Mode (“ATM”) and Internet Protocol (“IP”). Voice transported using the IP protocol is often referred to as Voice over IP (“VoIP”). We offer switching products and services that allow network service providers to migrate their network infrastructure from circuit-based technology to packet-based technology. In addition, we offer a suite of professional services that includes network design and capacity planning, as well as installation and cutover services.

Communications Software Solutions Group.  Our communications software group is focused on providing network-related intelligence products and services to telecommunications operators. These products and services enable operators to monitor their service and network performance by accessing and analyzing critical business data such as such as call volumes, subscriber behavior and traffic types and volumes. As part of our communications software portfolio, we offer call management, revenue assurance, monitoring, network optimization, quality of service and marketing intelligence applications. In addition, as more network providers transition from circuit to packet technology, we offer products and services that enable operators to monitor their service and network performance during the transition, helping to speed up the implementation of packet networks, while lowering the risk.

IEX Contact Center Group.  Our IEX Contact Center Group provides workforce management and intelligent call routing systems for single- and multiple-site contact centers. We sell our products primarily to customers in industries with significant contact center operations such as financial services, telecommunications and retail.

Transfers between operating segments are made at prices reflecting market conditions. The allocation of revenues from external customers by geographical area is determined by the destination of the sale.

Our operating segments and geographical information are as follows (in thousands):

	Net Revenues
	2005	2004	2003
		(Restated)	(Restated)

Network Signaling Group	$314,605	$256,313	$202,236
Switching Solutions Group	139,893	52,563	5,621
Communications Software Solutions Group	33,838	21,649	10,244
IEX Contact Center Group	50,404	41,946	35,350
Intercompany Eliminations	(1,831)	(3,616)	—

Total net revenues	$536,909	$368,855	$253,451

	Income (Loss) from Operations
	2005	2004	2003
		(Restated)	(Restated)

Network Signaling Group	$127,611	$106,706	$73,785
Switching Solutions Group	(46,209)	(66,999)	(25,760)
Communications Software Solutions Group	(18,139)	(1,645)	(3,107)
IEX Contact Center Group	19,601	16,451	11,523
General Corporate(1)	(126,413)	(66,034)	(48,156)

Total income (loss) from operations	$(43,549)	$(11,521)	$8,285

(1)	General Corporate includes acquisition-related charges and amortization of $13,685, $25,027 and $15,325 for 2005, 2004 and 2003, respectively, and other corporate expenses that are not specifically allocated to the operating segments or used by operating segment management to evaluate their segment performance. For the year ended December 31, 2005, General Corporate also includes non-cash impairment charges for purchased technology and goodwill of $22,660 and $27,245, respectively.

Enterprise Wide Disclosures

The following table sets forth, for the periods indicated, revenues from external customers by principal product line:

	Revenues from External Customers
	2005	2004	2003
		(Restated)	(Restated)
	(Thousands)

Network Signaling Products	$314,605	$256,313	$202,236
Switching Solutions Products	139,893	52,563	5,621
Communications Software Solutions Products	32,007	18,033	10,244
IEX Contact Center Products	50,404	41,946	35,350

Total net revenues	$536,909	$368,855	$253,451

The following table sets forth, for the periods indicated, revenues for our products/services and warranty offerings:

	Revenues by Type
	2005	2004	2003
		(Restated)	(Restated)
	(Thousands)

Products and services	$463,233	$307,607	$199,136
Extended warranty contracts	73,676	61,248	54,315

Total net revenues	$536,909	$368,855	$253,451

The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

	Revenues from External Customers by Geographic Territory
	2005	2004	2003
		(Restated)	(Restated)
	(Thousands)

North America(1)	$410,136	$289,540	$215,629
Europe, Middle East and Africa	61,986	35,712	22,492
Caribbean and Latin America	33,635	23,034	7,193
Asia Pacific	31,152	20,569	8,137

Total revenues from external customers	$536,909	$368,855	$253,451

(1)	North America represents the United States and Canada, excluding Mexico (included in Latin America). Included in North America are revenues derived in the United States of $390,082, $272,668 and $208,632, for 2005, 2004 and 2003, respectively.

The following table sets forth, for the periods indicated, long-lived assets excluding goodwill and intangibles by geographic area in which we hold assets:

	2005	2004
		(Restated)
	(Thousands)

United States	$50,511	$42,187
Other	3,652	2,509

Total long-lived assets	$54,163	$44,696

Note 18 — Quarterly Financial Summary (Unaudited) (in thousands, except per share amounts)

The following tables present selected quarterly financial data for 2005 and 2004 (as restated). Because certain of the data set forth in the following tables has been restated from amounts previously reported in our Quarterly Reports on Form 10-Q for the applicable periods, the following tables and the accompanying footnotes reconcile the quarterly information presented with that previously reported.

The restatement adjustments reflected in the following tables correct certain errors that existed in our previously issued financial statements, principally related to our application of SOP 97-2 and to our accounting, presentation and disclosure of certain financial statement items such as (i) customer service costs, (ii) deferred income taxes in accordance with SFAS No. 109 and (iii) certain miscellaneous accrued expenses and prior period purchase accounting entries. This restatement is more fully described in Note 2 to these consolidated financial statements.

	Three Months Ended March 31, 2005			Three Months Ended June 30, 2005
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Revenues	$119,375	$19,488	$138,863	$133,044	$(10,316)	$122,728
Gross profit	86,018	8,623	94,641	91,355	(17,635)	73,720
Impairment of purchased technology	—	—	—	—	—	—
Impairment of goodwill	—	—	—	—	—	—
Income (loss) from continuing operations before provision for income taxes(1)	5,970	17,711	23,681	6,668	(7,379)	(711)
Minority interest	6,375	(1,593)	4,782	2,850	14	2,864
Net income (loss)	6,656	10,819	17,475	5,576	(4,791)	785
Earnings (loss) per share:
Basic	$0.10		$0.27	$0.08		$0.01
Diluted	0.10		0.24	0.08		0.01
Weighted average number of shares outstanding:
Basic	65,598		65,598	65,723		65,723
Diluted	74,407		74,407	67,258		67,258

				Three Months
	Three Months Ended September 30, 2005			Ended
	Previously			December 31,
	Reported	Adjustments	Restated	2005

Revenues	$148,103	$(27,123)	$120,980	$154,338
Gross profit	96,974	(31,357)	65,617	50,723
Impairment of purchased technology	—	—	—	22,660
Impairment of goodwill	—	—	—	27,245
Income (loss) from continuing operations before provision for income taxes(1)	12,743	(20,108)	(7,365)	(59,727)
Minority interest	2,014	588	2,602	—
Net income (loss)	8,736	(12,814)	(4,078)	(47,923)
Earnings (loss) per share:
Basic	$0.13		$(0.06)	$(0.72)
Diluted	0.12		(0.06)	(0.72)
Weighted average number of shares outstanding:
Basic	66,113		66,113	66,571
Diluted	75,183		66,113	66,571

	Three Months Ended March 31, 2004				Three Months Ended June 30, 2004
	Previously				Previously
	Reported	Adjustments		Restated	Reported	Adjustments		Restated

Revenues	$78,870		$(2,896)	$75,974	$95,618		$(422)	$95,196
Gross profit	56,421		(7,984)	48,437	69,273		(9,030)	60,243
Income (loss) from continuing operations before provision for income taxes(2)	2,525		(1,407)	1,118	(1,933)		(1,430)	(3,363)
Minority interest	9,577		958	10,535	8,581		(439)	8,142
Net income (loss)	5,849		(535)	5,314	(304)		(1,136)	(1,440)
Earnings (loss) per share:
Basic	$0.09	$		$0.09	$(0.00)	$		$(0.02)
Diluted	0.09			0.08	(0.00)			(0.02)
Weighted average number of shares outstanding:
Basic	62,034			62,034	62,458			62,458
Diluted	65,194			65,194	62,458			62,458

	Three Months Ended September 30, 2004				Three Months Ended December 31, 2004
	Previously				Previously
	Reported	Adjustments		Restated	Reported	Adjustments		Restated

Revenues	$106,636		$(9,742)	$96,894	$115,948		$(15,157)	$100,791
Gross profit	79,455		(20,586)	58,869	81,344		(23,519)	57,825
Income (loss) from continuing operations before provision for income taxes(2)	25,045		(14,103)	10,942	23,342		(12,696)	10,646
Minority interest	7,565		(110)	7,455	(5,004)		637	(4,367)
Net income (loss)	18,737		(9,218)	9,519	12,091		(7,305)	4,786
Earnings per share:
Basic	$0.30	$		$0.15	$0.19	$		$0.07
Diluted	0.27			0.14	0.17			0.07
Weighted average number of shares outstanding:
Basic	63,172			63,172	64,861			64,861
Diluted	72,332			72,332	75,331			68,970

(1)	Restructuring charges for each of the three months ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, both as previously reported and as restated (where applicable), were $257,000, $2,503,000, $1,589,000 and $3,386,000, respectively. One-time IPR&D charges resulting from acquisitions (see Note 3 — Acquisitions) , both as previously reported and as restated (where applicable), were $1.2 million and $2.4 million for the three months ended September 30, 2005 and December 31, 2005, respectively. Also, during the three months ended December 31, 2005, we incurred (i) certain warranty expenses aggregating $8.7 million, (ii) expected losses on customer contracts of approximately $9.9 million, and (iii) impairment charges of $22.7 million and $27.2 relating to the purchased technology and goodwill, respectively, associated with our T7000 product line within our Taqua reporting unit.

(2)	Restructuring charges for each of the three months ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, both as previously reported and as restated, were $942,000, $110,000, $275,000 and $339,000, respectively. One-time IPR&D charges resulting from acquisitions (see Note 3 — Acquisitions), both as previously reported and as restated, were $8.0 million, $2.4 million, and $3.8 million for each of the three months ended June 30, 2004, September 30, 2004, and December 31, 2004,

respectively. Other income for the three months ended September 30, 2004 included $2.2 million from our gain on sale of Catapult stock and $7.9 million from our sale of an investment in a privately held company. Other income for the three months ended December 31, 2004, includes $20.3 million from our exercise of warrants in a privately held company.

For the three months ended March 31, 2005, on a restated basis, the calculation of diluted earnings per share includes, for the purposes of the calculation, the add-back to net income of $581,000, for assumed after-tax interest cost related to the convertible debt using the “if-converted” method of accounting for diluted earnings per share. The weighted average number of shares outstanding for the three months ended March 31, 2005 includes 6.4 million shares related to our convertible debt using the “if-converted” method. This was the only period in which the dilution applied in 2005.

For the three months ended September 30, 2004, on a restated basis, the calculation of diluted earnings per share includes, for the purposes of the calculation, the add-back to net income of $581,000, for assumed after-tax interest cost related to the convertible debt using the “if-converted” method of accounting for diluted earnings per share. The weighted average number of shares outstanding for the three months ended September 30, 2004 includes 6.4 million shares related to our convertible debt using the “if-converted” method. This was the only period in which the dilution applied in 2004.

Note 19 — Subsequent Events

Appointment of Franco Plastina as CEO

On January 18, 2006, we entered into an employment offer letter agreement with Franco Plastina in connection with Mr. Plastina’s appointment as the Chief Executive Officer and President and as a member of our Board of Directors commencing on February 6, 2006. Pursuant to the letter agreement, Mr. Plastina will receive an annual base salary of $550,000 and will participate in our 2006 Officer Bonus Plan under which he will be eligible to receive up to 120% of his annual base salary (pro rated in accordance with the terms of the Bonus Plan to reflect the fact that he will be employed for only a portion of 2006) as a cash bonus based on the extent to which we achieve certain financial milestones in 2006. Mr. Plastina will also be granted (i) nonstatutory stock options or stock-settled stock appreciation rights (collectively, “Options”) under our 2004 Equity Incentive Plan for New Employees (the “2004 Plan”) to purchase 1,000,000 shares of our Common Stock and (ii) restricted stock units (“RSUs”) under the 2004 Plan covering a total of 250,000 shares of our Common Stock. The exercise price of the Options will be equal to the closing price of our Common Stock on the grant date of the Options. The Options will vest to the extent of 250,000 shares on the one-year anniversary of the commencement of Mr. Plastina’s employment and as to the remaining 750,000 shares in 12 equal quarterly installments thereafter as long as Mr. Plastina remains an employee of Tekelec. The RSUs will vest, and the shares of Common Stock as to which the RSUs vest will automatically be issued, to the extent of 83,334 shares on the second-year anniversary of the grant date of the RSUs and as to the remaining 166,666 shares in two equal annual installments thereafter as long as Mr. Plastina remains an employee of Tekelec. In addition, Mr. Plastina will be eligible to receive benefits under our Officer Severance Plan, as amended.

Definitive Agreement to Sell IEX and Resulting Discontinued Operations

On April 27, 2006, we entered into a Stock Purchase Agreement (the “Agreement”) pursuant to which we agreed to sell to NICE-Systems Ltd., all of the outstanding shares of capital stock (the “IEX Shares”) of IEX Corporation, our wholly owned subsidiary (“IEX”). The sale price for the IEX Shares is $200 million in cash, subject to a post-closing adjustment based on the working capital of IEX as of the closing date. The closing of the sale of the IEX Shares is scheduled to occur on June 13, 2006, or as soon thereafter as all conditions to the closing have been satisfied or waived, including without limitation the satisfaction or waiver of any applicable regulatory requirements; provided, however, that in the event the closing has not occurred on or before September 1, 2006, we or NICE may, subject to certain limitations, elect to terminate the Agreement.

Following the anticipated closing of the IEX transaction, we will present the operating results of IEX as discontinued operations in our subsequent financial statement disclosures. As of December 31, 2005, total assets of IEX were approximately $18 million, primarily composed of net accounts receivable of approximately $7 million and goodwill of approximately $10 million. Total liabilities of IEX as of December 31, 2005 amounted to approximately $28 million and were primarily composed of deferred revenues of approximately $18 million and accrued expenses and payables composing the remaining $10 million. Please refer to Note 17 for a summary of IEX’s revenues and operating income for 2005, 2004 and 2003.

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page

10.16	First Amendment to Credit Agreement dated December 15, 2005 between the Registrant and Wells Fargo Bank, National Association, letter agreement dated March 16, 2006 and letter agreement dated May 25, 2006
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002