Form 10-Q/A
period 2005-03-31
TEKELEC
filed 2006-06-26
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                          No ☑
As of April 27, 2005, there were 65,734,340 shares of the registrant’s common stock, without par value, outstanding.

EXPLANATORY NOTE
     We have restated our unaudited consolidated financial statements for the three months ended March 31, 2005 and 2004 in this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “Form 10-Q”). Specifically, we have restated our unaudited consolidated financial statements as a result of certain errors that existed in our previously issued financial statements included in the Form 10-Q, principally related to our application of Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) and to our accounting, presentation and disclosure of certain financial statement items such as (i) customer service costs, (ii) deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” and (iii) certain miscellaneous accrued expenses and prior period purchase accounting entries. This restatement (the “First Quarter Restatement”) is more fully described in Part I herein under Item 1 in our unaudited condensed consolidated financial statements and related notes, including, without limitation, in Note B to such condensed consolidated financial statements, and in Part I herein under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     All referenced amounts in this report as of March 31, 2005 and December 31, 2004, and for the three months ended March 31, 2005 and 2004, reflect balances and amounts on a restated basis.
     This Form 10-Q/A is filed as part of the restatement (the “2006 Restatement”) of our previously issued financial statements for (i) the year ended December 31, 2003, (ii) the year ended December 31, 2004 and each of the quarters therein, and (iii) the nine months ended September 30, 2005 and each of the quarters therein. We are also filing with the Securities and Exchange Commission (the “SEC”) substantially contemporaneously herewith amendments on Form 10-Q/A to each of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005. We previously filed with the SEC on May 30, 2006 our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”), which included restated consolidated financial statements for the years ended December 31, 2004 and 2003 and restated unaudited quarterly financial information for each of the quarters in the nine months ended September 30, 2005 and in the year ended December 31, 2004.
     The Company has not amended and will not be amending its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. The financial statements and related financial information contained in that report are, however, superseded by the financial statements and related financial information included in this Form 10-Q/A and in our 2005 Form 10-K.
     The following items originally included in the Form 10-Q are amended by this Form 10-Q/A:
•	Part I, Item 1, Condensed Consolidated Financial Statements;

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I, Item 4, Controls and Procedures; and

•	Part II, Item 6, Exhibits.
     Except as required to reflect the First Quarter Restatement and certain matters relating to the 2006 Restatement, this Form 10-Q/A does not modify or update other disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A, including the financial statements and the notes thereto included herein, generally does not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update disclosures therein that were affected by subsequent events. For information regarding events subsequent to the original filing of the Form 10-Q, this Form 10-Q/A should be read in conjunction with our 2005 Form 10-K and the other filings we have made with the SEC since the date of the original filing of the Form 10-Q, including the amendments to our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005, which we are filing with the SEC substantially contemporaneously with the filing of this Form 10-Q/A.

TEKELEC
FORM 10-Q/A
INDEX

		Page
	Part I — Financial Information
Item 1.	Condensed Consolidated Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2005 (Restated) and December 31, 2004 (Restated)	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (Restated)	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2005 and 2004 (Restated)	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Restated)	4
	Notes to Unaudited Condensed Consolidated Financial Statements (Restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	34

	Part II — Other Information
Item 1.	Legal Proceedings	36
Item 6.	Exhibits	37
Signatures		38
Exhibits

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Tekelec
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
	(Restated)	(Restated)
	(Thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$35,782	$48,925
Short-term investments, at fair value	164,825	134,435
Accounts receivable, less allowances of $4,395 and $4,847, respectively	95,800	109,536
Inventories	40,328	33,654
Deferred income taxes, net	12,724	15,058
Deferred costs and prepaid commissions	49,514	46,206
Income tax receivable	571	—
Prepaid expenses and other current assets	16,540	15,947

Total current assets	416,084	403,761
Long-term investments, at fair value	90,926	93,622
Property and equipment, net	34,251	30,617
Investment in privately-held company	7,322	7,322
Deferred income taxes	28,996	26,547
Other assets	6,141	6,757
Goodwill	126,514	126,442
Intangible assets, net	76,948	79,915

Total assets	$787,182	$774,983

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$31,821	$35,316
Accrued expenses	23,998	17,536
Accrued payroll and related expenses	19,683	23,490
Short-term notes and current portion of notes payable	2,875	3,266
Current portion of deferred revenues	172,698	174,849

Total current liabilities	251,075	254,457
Notes payable	32	78
Long-term convertible debt	125,000	125,000
Deferred income taxes	—	—
Long-term portion of deferred revenues	6,737	4,067

Total liabilities	382,844	383,602
Minority interest	12,846	17,628
Commitments and Contingencies (Note J)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized 65,699,851 and 65,568,145 shares issued and outstanding, respectively	259,882	258,656
Deferred stock-based compensation	(3,559)	(4,480)
Retained earnings	136,882	119,407
Accumulated other comprehensive income (loss)	(1,713)	170

Total shareholders’ equity	391,492	373,753

Total liabilities and shareholders’ equity	$787,182	$774,983

See notes to condensed consolidated financial statements.

Tekelec
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
	(Thousands, except
	per share data)
Revenues	$138,863	$75,974
Cost of sales:
Cost of goods sold	42,467	24,473
Amortization of purchased technology	1,755	3,064

Total cost of sales	44,222	27,537

Gross profit	94,641	48,437

Operating expenses:
Research and development	30,429	21,016
Selling, general and administrative	37,873	25,254
Restructuring	257	942
Amortization of intangible assets	879	532

Total operating expenses	69,438	47,744

Income from operations	25,203	693
Other income (expense):
Interest income	1,264	1,533
Interest expense	(998)	(1,118)
Loss on sale of investments	(1,344)	—
Other, net	(444)	10

Total other income (expense), net	(1,522)	425

Income from operations before provision for income taxes	23,681	1,118
Provision for income taxes	10,988	6,339

Net income (loss) before minority interest	12,693	(5,221)
Minority interest	4,782	10,535

Net income	$17,475	$5,314

Earnings per share:
Basic	$0.27	$0.09
Diluted	0.24	0.08
Weighted average number of shares outstanding:
Basic	65,598	62,034
Diluted	74,407	65,194
See notes to condensed consolidated financial statements.

Tekelec
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
	(Thousands)
Net income	$17,475	$5,314
Other comprehensive income (loss):
Foreign currency translation adjustments	(54)	(1)
Net unrealized loss on available-for-sale securities, net of income taxes	(1,829)	(222)

Comprehensive income	$15,592	$5,091

See notes to condensed consolidated financial statements.

Tekelec
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
	(Thousands)
Cash flows from operating activities:
Net income	$17,475	$5,314
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investment in publicly traded company	1,344	—
Minority interest	(4,782)	(10,535)
Allowance for doubtful accounts	(592)	—
Depreciation	4,365	3,255
Amortization	3,556	3,612
Amortization of deferred financing costs	287	278
Convertible debt accretion	—	102
Deferred income taxes	(114)	(3,453)
Stock-based compensation	938	174
Tax benefit related to stock options exercised	252	1,695
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	14,103	(12,998)
Inventories	(6,771)	(2,850)
Prepaid expenses and other current assets	(1,379)	(4,793)
Trade accounts payable	(3,442)	7,373
Accrued expenses	(1,950)	(171)
Accrued payroll and related expenses	(3,759)	(1,516)
Deferred revenues	1,160	9,685
Income taxes payable	8,646	6,894

Total adjustments	11,862	(3,248)

Net cash provided by operating activities	29,337	2,066

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	33,490	366,718
Purchase of available-for-sale securities	(64,048)	(296,820)
Purchase of property and equipment	(7,648)	(4,468)
Prepaid technology license	(4,000)	—
Increase in other assets	(93)	(897)

Net cash provided by (used in) investing activities	(42,299)	64,533

Cash flows from financing activities:
Payments on notes payable	(668)	(943)
Proceeds from issuance of common stock	956	7,220

Net cash provided by financing activities	288	6,277

Effect of exchange rate changes on cash	(469)	(14)

Net change in cash and cash equivalents	(13,143)	72,862
Cash and cash equivalents at beginning of period	48,925	45,261

Cash and cash equivalents at end of period	$35,782	$118,123

See notes to condensed consolidated financial statements.

Tekelec
Notes to Unaudited Condensed Consolidated Financial Statements
Note A — Basis of Presentation and Summary of Significant Accounting Policies
     The condensed consolidated financial statements are unaudited, other than the condensed consolidated balance sheet at December 31, 2004, which was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of our financial condition, operating results and cash flows for the interim periods. The condensed consolidated financial statements include the accounts and operating results of Tekelec, our wholly owned subsidiaries, and our majority owned subsidiary, Santera Systems Inc. (“Santera”), less minority interest. All significant intercompany accounts and transactions have been eliminated.
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
     We conduct business in a number of foreign countries. We expect international sales to account for a significant portion of our revenues in future periods. Accordingly, we have identified four geographic territories for analyzing and reporting sales data. The four territories are: (1) North America, comprised of the United States and Canada, (2) “EMEA,” comprised of Europe, the Middle East and Africa, (3) “CALA,” comprised of the Caribbean and Latin America, including Mexico, and (4) Asia Pacific, comprised of Asia and the Pacific region, including China and India.
     The consolidated financial statements and the notes thereto in this Form 10-Q/A should be read in conjunction with the consolidated financial statements for the years ended December 31, 2005 and 2004 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     For purposes of determining when the cost of our warranty offerings has been “incurred,” we follow the guidance of FTB 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“FTB 90-1”). Under FTB 90-1, costs must be recognized as “incurred” when a warranty event occurs, which may precede the expenditures to satisfy the warranty claim. While we generally expense all costs as the expenditure is made, we accrue the costs expected to be incurred with a specific product defect, which is generally a defect that is classified as a Class A defect. A Class A defect is a designation that obligates us to correct a pervasive defect in one of our products. In the case of a Class A defect or specific known product defect that we have committed to remedy, we accrue the expected costs to be incurred at the time we determine that it is probable that we have an obligation to repair a product defect and the expected expenditures are estimable. All warranty-related expenses are reflected within cost of sales in the accompanying condensed consolidated statements of operations.
     We have historically had few Class A designated warranty events and accordingly have generally expensed the cost of our warranty obligations as incurred. In the event that we have any Class A designated events or other events that obligate us to satisfy specific warranty obligations, we establish a warranty reserve in the accompanying condensed consolidated balance sheets. This warranty reserve is based on our estimates of the associated material costs, technical support labor costs, and associated overhead. Our warranty obligation may be affected by product failure rates, material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to any estimated warranty liability would be required. Further, if we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which an accrual has been based, our gross margin could be adversely affected.

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
     Revenue Recognition
     Substantially all of our revenues are derived from sales or licensing of our (i) telecommunications products, (ii) professional services including installation, training, and general support, and (iii) warranty-related support, comprised of telephone support, repair and return of defective products, and product updates (commonly referred to as maintenance and post-contract customer support (“PCS”)). Our customers generally purchase a combination of our products and services as part of a multiple element arrangement.
     As the software component of all of our product offerings is generally deemed to be more than incidental to the products being provided, we recognize revenue in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (collectively, “SOP 97-2”).
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
     We allocate revenue to each element in an arrangement (e.g., professional services, and warranty coverage) based on its respective fair value, with the fair value determined by the price charged when the element is sold separately. We determine the fair value of the warranty portion of an arrangement based on the price charged to the customer for extending their warranty coverage. We determine the fair value of the professional services portion of an arrangement based on the rates that we charge for these services when sold independently from our products.
     If evidence of fair value cannot be established for the undelivered elements of an arrangement, we defer revenue until the earlier of (i) delivery or (ii) the determination that fair value of the undelivered element exists, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.
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
     While many of our arrangements do not include customer acceptance provisions, certain arrangements do include acceptance provisions, which are based on our published specifications. Revenue is recognized upon shipment, assuming all other revenue recognition criteria are met, provided that we have previously demonstrated that the product meets the specified criteria and we have an established history with similar transactions. If an arrangement includes acceptance provisions that are short term in nature, we provide for a sales return allowance in accordance with SFAS No. 48 “Revenue Recognition when Right of Return Exists.” In the event we cannot reasonably estimate the incidence of returns, we defer revenue until the earliest that such estimate can reasonably be made, receipt of written customer acceptance or expiration of the acceptance period. If the acceptance provisions are long term in nature or the acceptance is based upon customer specified criteria for which we cannot reliably demonstrate that the delivered product meets all the specified criteria, revenue is deferred until the earlier of the receipt of written customer acceptance or the expiration of the acceptance period.
     Our arrangements may include penalty provisions. If an arrangement includes penalty provisions (e.g., for late delivery or installation of the product), we defer the portion of the arrangement subject to forfeiture under the penalty provision of the arrangement until the earliest of (i) a determination that the penalty was not incurred, (ii) the customer waives its rights to the penalty, or (iii) the customer’s right to assess the penalty lapses.
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
Note B — Restatement of Previously Issued Financial Statements
     As a result of a comprehensive review during 2006 of our accounting policies and procedures, particularly our policies regarding revenue recognition and the presentation of cost of sales, we independently identified certain errors in our previously issued financial statements, including our previously issued financial statements for the three months ended March 31, 2005 and 2004. These errors principally related to (i) our application of SOP 97-2, (ii) the classification of certain customer service costs as cost of sales in accordance with Article 5 of Regulation S-X, and (iii) our accounting, presentation and disclosure of certain financial statement items such as (a) deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and (b) certain miscellaneous accrued expenses and certain prior period purchase accounting entries. We have corrected these errors with respect to the three months ended March 31, 2005 and 2004 through a restatement of our previously issued financial statements for the three months ended March 31, 2005 and 2004 (the “First Quarter Restatement”). The following discussion provides additional information regarding these prior period errors and the resulting adjustments to our previously issued financial statements.
     Misclassification of Certain Customer Service Costs
     Certain customer service costs had historically been incorrectly classified in our consolidated statements of operations as components of selling, general and administrative (“SG&A”) expenses, rather than as direct components of cost of goods sold and research and development expenses. The expenses involved in the First Quarter Restatement are associated with (i) customer services ancillary to product sales, such as technical support, extended warranty, customer training, and field installation and (ii) certain quality assurance testing associated with our research and development organization.
     The restatement of our consolidated statements of operations to correct this error had no impact on our previously reported revenue, income from operations, net income, or the related earnings per share amounts, nor did it have any impact on our condensed consolidated balance sheets or consolidated statements of cash flows.
     The following tables present the impact of this error, by business unit, on our consolidated cost of sales, research and development expenses and SG&A expenses for the three months ended March 31, 2005 and 2004 (in thousands):

		Research and
	Cost of Sales	Development	SG&A	Total
Increase (Decrease) in:
Three Months Ended March 31, 2005:
Network Signaling Group	$4,279	$319	$(4,598)	$—
Switching Solutions Group	4,407	104	(4,511)	—
Communications Software Solutions Group	351	—	(351)	—
IEX Contact Center Group	228	—	(228)	—
Corporate	158	—	(158)	—

Consolidated impact	$9,423	$423	$(9,846)	$—

		Research and
	Cost of Sales	Development	SG&A	Total
Increase (Decrease) in:
Three Months Ended March 31, 2004:
Network Signaling Group	$4,781	$317	$(5,098)	$—
Switching Solutions Group	1,602	80	(1,682)	—
Communications Software Solutions Group	—	—	—	—
IEX Contact Center Group	160	—	(160)	—
Corporate	72	—	(72)	—

Consolidated impact	$6,615	$397	$(7,012)	$—

     Revenue Recognition
     We had prematurely recognized revenue related to certain multiple element customer sales arrangements due to the misapplication of the revenue recognition guidance in SOP 97-2 concerning (i) the establishment of vendor specific objective evidence of fair value (“VSOE”) for certain of our products, along with certain other misapplications of the residual method to multiple element sales arrangements, (ii) the accounting for warranty and maintenance agreements, and (iii) the proper accounting for contract penalty provisions specifically related to product delivery. These misapplications of SOP 97-2 resulted in a misstatement in each period of previously recognized revenue and an equal misstatement of deferred revenues. The following table presents the impact of these errors, by business unit, on our consolidated revenues for the three months ended March 31, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$19,598	$570
Switching Solutions Group	3,211	(2,849)
Communications Software Solutions Group	(3,508)	(615)
IEX Contact Center Group	187	(2)

Total	$19,488	$(2,896)

     The following discussion provides additional information regarding these revenue recognition errors and the resulting adjustments to our previously issued financial statements.
     Establishment of VSOE in Multiple Element Sales Arrangements and Application of the Residual Method
     Under SOP 97-2, for sales arrangements that involve multiple elements, the entire fee from the arrangement must be allocated to each of the elements based on the individual element’s fair value. As more fully described in Note A, if VSOE of a delivered element within a multiple element sales arrangement cannot be established, SOP 97-2 requires that the residual method be used to allocate value to each of the elements in the arrangement, as long as VSOE exists for all undelivered elements in the arrangement. Under the residual method, the allocated fee for individual products is deferred until all products have been delivered (i.e., no revenue related to partial shipments is recognized).
     Historically, our Network Signaling Group (“NSG”) had allocated the arrangement fee in its multiple element sales arrangements to each element (i.e., products, services and warranty) within these arrangements. Accordingly, NSG recognized revenue related to each individual product when title and the risk of loss passed to the customer, including partial shipments. We have determined that our NSG business unit had not sufficiently established VSOE for the product component of its multiple element sales arrangements, principally because we do not sell our product separately from the one year of warranty coverage, which we have determined contains elements of post-contract customer support (“PCS”), as defined by SOP 97-2 (e.g., telephone support and limited upgrades and enhancements). As a result of this misapplication of the guidance of SOP 97-2, revenue was inappropriately recognized in certain of our sales arrangements, typically those that involved partial shipments of the products.
     In addition to this error, we also determined during our review that our SSG, CSSG and IEX business units misapplied certain provisions of SOP 97-2, including certain aspects of the residual method. Specifically, as a result of transferring certain NSG product lines to the CSSG business unit in 2004, the error concerning the misapplication of product VSOE discussed above related to NSG, also impacted revenues recorded by our CSSG business unit related to customer sales arrangements that included products from these transferred product lines. With respect to SSG and IEX, we also determined that in certain instances, principally in 2004, we incorrectly allocated a portion of the discount offered to the customer to the undelivered elements (i.e., professional services and maintenance/warranty) rather than allocating the entire discount to the delivered elements (i.e., primarily products) as would be required under the residual method. We also determined that within our SSG business unit, we had inappropriately (i) assumed that we had VSOE for certain specified upgrades, resulting in the premature recognition of revenue associated with the delivered product and (ii) recognized revenue prior to receiving customer acceptance of the product in certain arrangements in which the acceptance was deemed to have been other than perfunctory.
     The following table presents the impact of the above errors on our consolidated revenues, by business unit, for the three months ended March 31, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$15,545	$1,970
Switching Solutions Group	3,577	(2,663)
Communications Software Solutions Group	(3,391)	(648)
IEX Contact Center Group	187	(2)

Total	$15,918	$(1,343)

     The aforementioned changes in revenue recognition are accompanied by deferrals of related costs of the equipment, installation and sales commissions. The following tables present the impact on our consolidated cost of sales and SG&A expenses, by business unit, for the three months ended March 31, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in cost of sales:
Network Signaling Group	$998	$(723)
Switching Solutions Group	1,558	(1,069)
Communications Software Solutions Group	(703)	129
IEX Contact Center Group	—	—

Total	$1,853	$(1,663)

Increase (Decrease) in SG&A expenses:
Network Signaling Group	$722	$—
Switching Solutions Group	119	(60)
Communications Software Solutions Group	(130)	—
IEX Contact Center Group	—	—

Total	$711	$(60)

     Accounting for Product Warranty
     In connection with each product sale, we provide our customers with 12 to 15 months of initial warranty coverage at no additional charge, which includes elements of PCS. Historically, we had determined that this initial warranty met the criteria specified in SOP 97-2 for recognition concurrent with our product sales. However, we have determined that this initial warranty coverage did not meet such criteria, principally due to our historical practice of consistently providing limited software upgrades and enhancements, despite having no contractual obligation to do so. As a result of this error, we inappropriately recognized revenue, along with an estimate of the related costs associated with the initial warranty coverage, rather than appropriately recognizing revenue ratably over the initial warranty term and expensing the related costs as incurred.
     The following table presents the impact of this error on our consolidated revenues, by business unit, for the three months ended March 31, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$3,873	$(442)
Switching Solutions Group	(296)	(186)
Communications Software Solutions Group	(90)	33
IEX Contact Center Group	—	—

Total	$3,487	$(595)

     The aforementioned changes in revenue recognition are accompanied by reversals of previously recorded warranty expenses, which were historically accrued at the date the related revenue was recognized. As a result, we recognized the estimated costs of providing the initial warranty coverage as cost of sales at the time of shipment of the covered products, rather than actual costs when incurred during the warranty term. The following table presents the impact on our consolidated cost of sales, by business unit, for the three months ended March 31, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in cost of sales:
Network Signaling Group	$(15)	$247
Switching Solutions Group	(908)	(111)
Communications Software Solutions Group	—	—
IEX Contact Center Group	—	—

Total	$(923)	$136

     Accounting for Contract Penalty Provisions
     Certain of our present and past customer sales contracts contain penalty provisions associated with meeting specified delivery dates of our products and services. We had historically deferred certain revenue subject to such penalty provisions based upon a probability assessment as to whether the penalty would ultimately be asserted. Under SOP 97-2, all revenue subject to these penalties is required to be deferred until the customer’s legal right to assert the penalty has expired, irrespective of the probability of an assertion of the penalty. Accordingly, our historical practice had resulted in a misstatement of revenues and a misstatement of deferred revenue relating to these sales arrangements as of March 31, 2005 and 2004.
     The following table presents the impact of this error on our consolidated revenues, by business unit, for the three months ended March 31, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$180	$(958)
Switching Solutions Group	(70)	—
Communications Software Solutions Group	(27)	—
IEX Contact Center Group	—	—

Total	$83	$(958)

     Other Miscellaneous Accounting, Financial Statement Presentation and Disclosure Errors
     Certain previously identified errors had been determined to be immaterial both individually and in the aggregate to our consolidated financial statements. We have also corrected these errors in our financial statements in connection with the First Quarter Restatement. These additional adjustments consist of (i) adjustments to combine certain deferred tax liabilities and deferred tax assets that were previously reported separately, (ii) adjustments to correct certain prior period purchase accounting entries that resulted in a misclassification between accounts receivable and goodwill, and (iii) adjustments to correct certain other accounting and disclosure items primarily associated with the over or under accrual of certain expenses at various reporting dates. The impact of these items is reflected in the Summary of First Quarter Restatement Adjustments below.
     Summary of First Quarter Restatement Adjustments
     The following schedules reconcile the amounts as originally reported in our consolidated balance sheets as of March 31, 2005 and December 31, 2004 and the consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004 to the corresponding restated amounts in each of these statements:

	As of March 31, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
		(Thousands)
Consolidated Balance Sheet:
ASSETS
Current assets:
Cash and cash equivalents	$35,782	$—		$35,782
Short-term investments, at fair value	164,825	—		164,825
Accounts receivable, net	94,114	1,686	(1)	95,800
Inventories	40,983	(512)	(2)	40,328
		(143)	(3)
Deferred income taxes, net	14,213	(1,489)	(11)	12,724
Deferred costs and prepaid commissions	—	11,392	(3)	49,514
		38,122	(4)
Income taxes receivable	—	571	(11)	571
Prepaid expense and other current assets	48,274	(38,122)	(4)	16,540
		(72)	(5)
		6,460	(6)

Total current assets	398,191	17,893		416,084

	As of March 31, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
		(Thousands)
Long-term investments, at fair value	90,926	—		90,926
Property and equipment, net	34,251	—		34,251
Investment in privately-held company	7,322	—		7,322
Deferred income taxes	47,314	(18,703)	(7)	28,996
		385	(11)
Other assets	6,141	—		6,141
Goodwill	128,804	(2,290)	(1)	126,514
Intangible assets, net	83,408	(6,460)	(6)	76,948

Total assets	$796,357	$(9,175)		$787,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$31,821	$—		$31,821
Accrued expenses	28,661	(937)	(1)	23,998
		(3,327)	(3)
		(399)	(5)
Accrued payroll and related expenses	20,138	(455)	(5)	19,683
Short-term notes and current portion of notes payable	2,875	—		2,875
Current portion of deferred revenues	112,748	333	(1)	172,698
		59,617	(3)
Income taxes payable	4,707	(4,707)	(11)	—

Total current liabilities	200,950	50,125		251,075
Notes payable	32	—		32
Long-term convertible debt	125,000	—		125,000
Deferred income taxes	18,703	(18,703)	(7)	—
Long-term portion of deferred revenues	1,629	5,108	(3)	6,737

Total liabilities	346,314	36,530		382,844

Minority interest	14,114	(1,268)	(8)	12,846
Total shareholders’ equity	435,929	(55,245)	(9)	391,492
		10,808	(10)

Total liabilities and shareholders’ equity	$796,357	$(9,175)		$787,182

(1)	To correct certain clerical errors in the purchase accounting entries relating to our Steleus acquisition and the reversal of $937 of accrued liabilities that were improperly recorded upon acquisition.

(2)	To record the allocation of book-to-physical inventory adjustments resulting from our physical inventory in December 2005 in the appropriate interim period.

(3)	To record cumulative adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue Recognition” above.

(4)	To present deferred costs and prepaid commissions as a separate line item on our consolidated balance sheets.

(5)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(6)	To reclassify certain prepaid royalties from “Intangible assets, net” to “Prepaid expense and other current assets.”

(7)	To combine certain deferred tax liabilities and deferred tax assets that were previously reported separately.

(8)	To correct “minority interest” for the effects of restatement adjustments (2), (3) and (5) above which are related to our then majority-owed subsidiary, Santera Systems Inc.

(9)	To reflect the cumulative effects on shareholders’ equity of the restatement adjustments as of December 31, 2004. The principal adjustment resulted from additional deferred revenues of $84.2 million, offset by related deferred costs and income tax effects.

(10)	To reflect the effects on shareholders’ equity of the adjustments detailed in items (1), (2), (3), (5) and (8) for the three months ended March 31, 2005. These adjustments included (i) an increase in accumulated other comprehensive loss of $11,000 related to foreign currency translation and (ii) a $10,819,000 decrease in retained earnings resulting from restatement adjustments in the three months ended March 31, 2005.

(11)	To reflect the income tax effects of the adjustments detailed in items (1), (2), (3), (5), and (8) above.

	As of December 31, 2004
	As Previously	Restatement
	Reported	Adjustments		Restated
		(Thousands)
Consolidated Balance Sheet:
ASSETS
Current assets:
Cash and cash equivalents	$48,925	$—		$48,925
Short-term investments, at fair value	134,435	—		134,435
Accounts receivable, net	107,850	1,686	(1)	109,536
Inventories	33,654	—		33,654
Deferred income taxes, net	15,804	(746)	(10)	15,058
Deferred costs and prepaid commissions	—	13,342	(2)	46,206
		32,864	(3)
Prepaid expense and other current assets	44,639	(32,864)	(3)	15,947
		621	(10)
		(72)	(4)
		3,623	(5)

Total current assets	385,307	18,454		403,761
Long-term investments, at fair value	93,622	—		93,622
Property and equipment, net	30,617	—		30,617
Investment in privately-held company	7,322	—		7,322
Deferred income taxes	45,748	(19,586)	(6)	26,547
		385	(10)
Other assets	6,757	—		6,757
Goodwill	128,732	(2,290)	(1)	126,442
Intangible assets, net	83,538	(3,623)	(5)	79,915

Total assets	$781,643	$(6,660)		$774,983

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$35,316	$—		$35,316
Accrued expenses	30,417	(937)	(1)	17,536
		(2,876)	(2)
		(501)	(4)
		(8,567)	(10)
Accrued payroll and related expenses	23,478	12	(4)	23,490
Short-term notes and current portion of notes payable	3,266	—		3,266
Current portion of deferred revenues	92,182	333	(1)	174,849
		82,334	(2)
Income taxes payable	646	(646)	(10)	—

Total current liabilities	185,305	69,152		254,457
Notes payable	78	—		78
Long-term convertible debt	125,000	—		125,000
Deferred income taxes	19,586	(19,586)	(6)	—
Long-term portion of deferred revenues	2,187	1,880	(2)	4,067

Total liabilities	332,156	51,446		383,602

Minority interest	20,489	(2,861)	(7)	17,628
Total shareholders’ equity	428,998	(35,548)	(8)	373,753
		(19,697)	(9)

Total liabilities and shareholders’ equity	$781,643	$(6,660)		$774,983

(1)	To correct certain clerical errors in the purchase accounting entries relating to our Steleus acquisition and the reversal of $937 of accrued liabilities that were improperly recorded upon acquisition.

(2)	To record cumulative adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue Recognition” above.

(3)	To present deferred costs and prepaid commissions as a separate line item on our consolidated balance sheets.

(4)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(5)	To reclassify certain prepaid royalties from “Intangible assets, net” to “Prepaid expense and other current assets.”

(6)	To combine certain deferred tax liabilities and deferred tax assets that were previously reported separately.

(7)	To correct “minority interest” for the effects of restatement adjustments (2) and (4) above which are related to our then majority-owed subsidiary, Santera Systems Inc.

(8)	To reflect the cumulative effects on shareholders’ equity of the restatement adjustments as of December 31, 2002. The principal adjustment resulted from additional deferred revenues of $45.7 million, offset by related deferred costs and income tax effects.

(9)	To reflect the effects on shareholders’ equity of the adjustments detailed in items (1), (2), (4), (7) and (10) for the years ended December 31, 2003 and 2004.

(10)	To reflect the income tax effects of the adjustments detailed in items (1), (2), (4) and (7) above.

	For the Three Months Ended March 31, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
		(Thousands, except per-share data)
Consolidated Statement of Operations:
Revenues	$119,375	$19,488	(1)	$138,863
Costs of Sales:
Cost of goods sold	31,602	930	(1)	42,467
		9,423	(2)
		285	(3)
		227	(4)
Amortization of purchased technology	1,755	—		1,755

Total cost of sales	33,357	10,865		44,222

Gross profit	86,018	8,623		94,641

Operating expenses:
Research and development	30,006	423	(2)	30,429
Selling, general and administrative	47,388	711	(1)	37,873
		(9,846)	(2)
		(380)	(4)
Amortization of intangible assets	879	—		879
Restructuring	257	—		257

Total operating expenses	78,530	(9,092)		69,438

Income from operations	7,488	17,715		25,203
Other income (expense), net	(1,518)	(15)	(4)	(1,522)
		11	(5)

Income from before provision for income taxes	5,970	17,711		23,681
Provision for income taxes	5,689	5,299	(7)	10,988

Income before minority interest	281	12,412		12,693
Minority interest	6,375	(1,593)	(6)	4,782

Net income	$6,656	$10,819		$17,475

Earnings per share:
Basic	$0.10			$0.27
Diluted	0.10			0.24

(1)	To record adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue Recognition” above.

(2)	To correct the classification of customer service costs as discussed above under “Misclassification of Certain Customer Service Costs.”

(3)	To record the allocation of book-to-physical inventory adjustments resulting from our physical inventory in December 2005 in the appropriate interim period.

(4)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(5)	To correct for errors relating to foreign currency translation.

(6)	To correct “minority interest” for the effects of restatement adjustments (1), (3) and (4) above which are related to our then majority-owed subsidiary, Santera Systems Inc.

(7)	To reflect the income tax adjustments related to the adjustments detailed in items (1), (3), (4) and (5) above.

	For the Three Months Ended March 31, 2004
	As Previously	Restatement
	Reported	Adjustments		Restated
		(Thousands, except per-share data)
Consolidated Statement of Operations:
Revenues	$78,870	$(2,896)	(1)	$75,974
Costs of Sales:
Cost of goods sold	19,385	(1,527)	(1)	24,473
		6,615	(2)
Amortization of purchased technology	3,064	—		3,064

Total cost of sales	22,449	5,088		27,537

Gross profit	56,421	(7,984)		48,437

Operating expenses:
Research and development	20,619	397	(2)	21,016
Selling, general and administrative	32,271	(60)	(1)	25,254
		(7,012)	(2)
		55	(3)
Amortization of intangible assets	532	—		532
Restructuring	942	—		942

Total operating expenses	54,364	(6,620)		47,744

Income from operations	2,057	(1,364)		693
Other income (expense), net	468	(43)	(4)	425

Income from before provision for income taxes	2,525	(1,407)		1,118
Provision for income taxes	6,253	86	(6)	6,339

Income (loss) before minority interest	(3,728)	(1,493)		(5,221)
Minority interest	9,577	958	(5)	10,535

Net income	$5,849	$(535)		$5,314

Earnings per share:
Basic	$0.09			$0.09
Diluted	0.09			0.08

(1)	To record adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue Recognition” above.

(2)	To correct the classification of customer service costs as discussed above under “Misclassification of Certain Customer Service Costs.”

(3)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(4)	To correct for errors relating to foreign currency translation.

(5)	To correct “minority interest” for the effects of restatement adjustments (1) and (3) above which are related to our then majority-owed subsidiary, Santera Systems Inc.

(6)	To reflect the income tax adjustments related to the adjustments detailed in items (1), (3) and (4) above.

     The restatement adjustments described above did not materially impact our cash flows from operations, investing activities or financing activities within our consolidated statements of cash flows and consequently, schedules reconciling each line item on our consolidated statements of cash flows as previously reported to restated amounts are not presented herein. The effects of the restatement adjustments on cash flows from operations, cash flows from investing and financing activities and the effects of exchange rate changes on cash for the three months ended March 31, 2005 and 2004 are as follows:

	For the Three Months Ended March 31, 2005
	As Previously	Restatement
	Reported	Adjustments	Restated
		(Thousands)
Net cash provided by operating activities	$29,326	$11	$29,337
Net cash used in investing activities	(42,299)	—	(42,299)
Net cash provided by financing activities	288	—	288
Effect of exchange rate changes on cash	(458)	(11)	(469)

Net increase (decrease) in cash and cash equivalents	(13,143)	—	(13,143)
Cash and cash equivalents at beginning of the period	48,925	—	48,925

Cash and cash equivalents at end of the period	$35,782	$—	$35,782

	For the Three Months Ended March 31, 2004
	As Previously	Restatement
	Reported	Adjustments	Restated
		(Thousands)
Net cash provided by operating activities	$2,109	$(43)	$2,066
Net cash provided by investing activities	64,533	—	64,533
Net cash provided by financing activities	6,277	—	6,277
Effect of exchange rate changes on cash	(57)	43	(14)

Net increase (decrease) in cash and cash equivalents	72,862	—	72,862
Cash and cash equivalents at beginning of the period	45,261	—	45,261

Cash and cash equivalents at end of the period	$118,123	$—	$118,123

Note C — Minority Interest (Restated)
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

(Thousands)
(Restated)
Santera net loss (includes amortization of intangibles of $445)	$7,712
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%

Minority interest losses	$4,782

     Since our acquisition of a majority interest in Santera, the total net losses that are allocable to the Series A Preferred Stock are $77.7 million as of March 31, 2005, leaving $20.7 million of losses to be allocated to the Series A Preferred Stock until fully absorbed. After the Series A Preferred Stock has fully absorbed such losses, all subsequent net losses of Santera, if any, will be allocated to the Series B Preferred Stock, of which we own 100%.

Note D — Restructuring Costs
     Manufacturing Relocation
     In January 2004, we announced a cost reduction initiative that resulted in employee terminations and relocations. The cost reduction initiative resulted in restructuring charges of $66,000 and $942,000 for the three months ended March 31, 2005 and 2004, respectively. These restructuring costs are related to the implementation of a global strategic manufacturing plan which included the outsourcing of the majority of our manufacturing operations and the relocation of our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. The restructuring resulted in the elimination of approximately 23 positions during 2004 and one position in April 2005.
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
     Corporate Headquarters Relocation and Taqua Restructuring
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
Note E — Gain (Loss) on Investment in Alcatel
     In December 2004, in connection with the acquisition of Spatial Communications Technologies (“Spatial”) by Alcatel, Santera

Systems Inc., our majority owned subsidiary, received an aggregate of 1,363,380 shares of freely tradable Alcatel shares valued at $14.91 per share in exchange for shares of Spatial common stock then held by Santera, or upon the exercise of warrants to purchase Spatial common stock, During the first quarter of 2005, Santera sold 1,263,380 Alcatel shares for proceeds of $17.5 million resulting in realized losses of $1.3 million. Additionally, an unrealized loss of $289,000 was recorded to other accumulated comprehensive loss on the balance sheet to reflect the market decline in value of the 100,000 shares still held at March 31, 2005.
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
Note F — Certain Balance Sheet Items (Thousands) (Restated)

	March 31,	December 31,
	2005	2004
	(Restated)	(Restated)
Inventories consist of the following:
Raw materials	$22,180	$20,972
Work in process	5,561	4,147
Finished goods	12,587	8,535

Inventories	$40,328	$33,654

Property and equipment consist of the following:
Manufacturing and development equipment	$86,428	$82,120
Furniture and office equipment	47,098	44,599
Demonstration equipment	4,020	4,016
Leasehold improvements	12,199	10,992

	149,745	141,727
Less, accumulated depreciation and amortization	(115,494)	(111,110)

Property and equipment, net	$34,251	$30,617

Intangible assets consist of the following:
Purchased technology	$76,900	$76,900
Other	7,920	10,190

	84,820	87,090
Less accumulated amortization	(7,872)	(7,175)

Intangible assets, net	$76,948	$79,915

     The identifiable intangible assets are amortized over their estimated useful lives. The estimated aggregate amortization expense for intangibles for the subsequent years is:

(Thousands)
For the Years Ending December 31,	(Restated)
2005	$6,895
2006	7,572
2007	6,270
2008	6,270
2009	6,175
Thereafter	43,766

Total	$76,948

Note G — Financial Instruments
     We use derivative instruments, such as forward contracts, to manage our exposure to market risks such as interest rate and foreign exchange risks. We record derivative instruments as assets or liabilities on the condensed consolidated balance sheets, measured at fair value.
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
     Corresponding gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other income and expense in our consolidated statement of operations. For the three months ended March 31, 2005 and 2004, our gains and (losses) from foreign currency forward contracts were $873,315 and ($42,477), respectively.
     We may continue to use foreign currency forward contracts to manage foreign currency exchange risks in the future.
Note H — Income Taxes (Restated)
     The income tax provisions for the three months ended March 31, 2005 and 2004 were $11.0 million and $6.3 million, respectively, and reflect the effect of non-deductible acquisition-related costs and non-deductible losses of Santera, partially offset by benefits of $883,000 and $557,000, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Our provision for income taxes does not include any benefit from the losses generated by Santera because its losses cannot be included on our consolidated federal tax return inasmuch as our majority ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations. A full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Accordingly, we have provided a $92.9 million valuation allowance against the deferred tax assets of Santera as of March 31, 2005. Realization of the remaining deferred tax assets of $60.4 million is dependent on our generating sufficient taxable income in the future.
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
Note I — Lines of Credit and Long-Term Convertible Debt
     We have a number of credit facilities with various financial institutions. As of March 31, 2005, we had a $30.0 million line of credit collateralized by a pledged account where our investments are held with an intermediary financial institution. This credit facility bears interest at, or in some cases below, the lender’s prime rate (5.75% at March 31, 2005), and expires on December 15, 2005, if not renewed. The credit facility was extended to December 2006 in December 2005. In the event that we borrow against this line, we will maintain collateral in the amount of the borrowing in the pledged account. As of March 31, 2005, we maintained $7.0 million in this collateral account, reported as long-term investments on the consolidated balance sheet, related to a stand-by letter of credit to be issued for export compliance in the second quarter of 2005. There have been no borrowings under this facility. The commitment fees paid on the unused line of credit were not significant for the three months ended March 31, 2005. Under the terms of this credit facility, we are required to maintain certain financial covenants. We were in compliance with these covenant requirements as of March 31, 2005. However, due to the 2006 Restatement of certain of our previously issued financial statements and the delayed filing of (i) our Annual Report on Form 10-K for the year ended December 31, 2005 and (ii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, we breached certain terms and covenants of the credit facility. The lender has granted us a waiver of certain of these breaches providing us, among other things, with an extension of time in which to comply with certain of the terms and covenants of the credit facility.
     As of March 31, 2005, Santera had one note payable for $2.2 million that is collateralized by assets purchased under the note and substantially all of Santera’s other assets, bears interest at 6.36%, and matures in November 2005. Under the terms of this credit facility, we are required to maintain certain financial covenants, including a covenant that Santera provide audited financial statements within 120 days of year end. We had not provided these statements, and therefore, were not in compliance with this covenant requirement as of March 31, 2005. We furnished the audited financial statements of Santera to the noteholder in June 2005 in order to comply with this covenant. Taqua had a $1.0 million credit facility that was terminated in March 2005 at Taqua’s request. There were no outstanding borrowings on the Taqua credit facility as of March 31, 2005. As a result of our acquisition of Taqua, we expect to provide for Taqua’s financing needs, if any, through our consolidated credit facility.
     In June 2003, we issued and sold $125 million aggregate principal amount of our 2.25% Senior Subordinated Convertible Notes due 2008 (the “Notes”). The Notes were issued in a private offering in reliance on Section 4(2) of the Securities Act of 1933, as amended. The initial purchaser of the Notes was Morgan Stanley & Co. Incorporated, which resold the Notes to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The aggregate offering price of the Notes was $125 million and the aggregate proceeds to Tekelec were approximately $121.2 million, after expenses. The Notes mature on June 15, 2008, and are convertible prior to the close of business on their maturity date into shares of our common stock at a conversion rate of 50.8906 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The Notes carry a cash interest (coupon) rate of 2.25%, payable on June 15 and December 15 of each year, commencing on December 15, 2003. Interest expense was $703,000 for each of the three months ended March 31, 2005 and 2004.
     There are no financial covenants related to the Notes and there are no restrictions on us paying dividends, incurring debt or issuing or repurchasing securities. However, the Notes do subject us to certain non-financial covenants. Under Section 7.04 of the Indenture governing the Notes, we are obligated to provide the Trustee, Deutsche Bank Trust Company Americas, such information, documents and reports as are required to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, within 15 days after the same are required to be filed with the SEC. From the date of any notice of default relating to a failure to perform this covenant, we have a cure period of 60 days to remedy the default. If the default is not remedied within the 60-day cure period, the Trustee or holders of more than 25% of the outstanding principal amount of the Notes may elect to declare immediately payable all outstanding principal and any accrued interest related to the Notes. Due to our delayed filing of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) with the SEC, we were not able to provide a copy to the Trustee within the required 15-day period and we received a notice of default on April 1, 2006 from holders of more than 25% of the outstanding principal amount of the Notes. As we filed our 2005 Form 10-K within the 60-day cure period, neither the Trustee nor the holders have the right to accelerate the Notes based on the late filing of our 2005 Annual Report on Form 10-K.
     We have also failed to timely deliver our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “First Quarter 2006 Form 10-Q”) to the Trustee on or before May 25, 2006, which resulted in an additional default under the Indenture. If such default is not cured or waived within 60 days after any notice of such default is delivered to us by the Trustee or by the holders of 25% or more in aggregate principal amount of the Notes, the Trustee or holders of 25% or more in aggregate principal amount of the Notes have the right to accelerate the payment of indebtedness under the Indenture. We currently expect to file our First Quarter 2006 Form 10-Q with the SEC and deliver it to the Trustee on or before July 17, 2006 and, accordingly, we believe will be able to cure this default under the Indenture. Neither the Trustee nor the holders of the Notes have provided us with a notice of default with respect to the First Quarter 2006 Form 10-Q, which would begin a 60-day cure period under the Indenture.
     The Indenture also provides that if our common stock ceases to be listed on the Nasdaq National Market, any holder of Notes may require the Company to redeem the holder’s Notes in accordance with the terms of the Indenture. Although the Company is not currently in compliance with Nasdaq Marketplace Rule 4310(c)(14) as a result of our failure to timely file the First Quarter 2006 Form 10-Q with the SEC, The Nasdaq Stock Market has determined to continue the listing of our Common Stock on the Nasdaq National Market, subject to the condition that we file with the SEC, on or before July 17, 2006, all required restatements and the First Quarter 2006 Form 10-Q. If we fail to meet the requirements of the Nasdaq National Market by July 17, 2006, then the individual holders of the Notes may require repayment of their Notes under the Indenture. We currently expect to meet these conditions.
     Note J — Commitments and Contingencies
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

Note K — Stock-Based Compensation (Restated)
     As of March 31, 2005, we have six stock-based employee compensation plans. Under five of the stock option plans with maximum terms of ten years there are 45.6 million shares of our common stock authorized. The terms of options granted under these option plans are determined at the time of grant, the options generally vest ratably over a one- to five-year period, and in any case the option price may not be less than the fair market value per share on the date of grant. Both incentive stock options and nonstatutory stock options can be issued under the option plans. Two of the plans allow for restricted stock and restricted stock units to be issued.
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

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
	(Thousands, except
	per-share data)
Stock-based compensation, net of tax:
As reported	$610	$114
Additional stock-based compensation expense determined under the fair value method	4,680	3,390

Pro forma	$5,290	$3,504

Net income:
As reported	$17,475	$5,314
Less: additional stock-based compensation expense determined under the fair value method, net of tax	(4,680)	(3,390)

Pro forma	$12,795	$1,924

Net income per share-basic:
As reported	$0.27	$0.09
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.07)	(0.06)

Pro forma	$0.20	$0.03

Net income per share-diluted:
As reported	$0.24	$0.08
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.06)	(0.05)

Pro forma	$0.18	$0.03

Weighted average number of shares outstanding:
Basic	65,598	62,034
Diluted	73,770	65,194
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
Note L — Operating Segment Information (Restated)
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
     Our operating segments and geographical information are as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
	(Thousands)
Net Revenues:
Network Signaling Group	$93,948	$60,615
Switching Solutions Group	28,055	3,537
Communications Software Solutions Group	6,890	2,580
IEX Contact Center Group	10,836	9,242
Intercompany Eliminations	(866)	—

Total net revenues	$138,863	$75,974

Income (Loss) from Operations:
Network Signaling Group	$51,670	$26,627
Switching Solutions Group	(12,170)	(13,759)
Communications Software Solutions Group	(3,757)	(1,396)
IEX Contact Center Group	3,196	3,077
General Corporate(1)	(13,736)	(13,856)

Total income from operations	$25,203	$693

(1)	General Corporate includes acquisition-related charges and amortization of $2,967 and $3,364 for the three months ended March 31, 2005 and 2004, respectively, and other corporate expenses that are not specifically allocated to the operating segments or used by operating segment management to evaluate their segment performance.

Enterprise Wide Disclosures
     The following table sets forth, for the periods indicated, revenues from external customers by principal product line:

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
	(Thousands)
Revenues from External Customers:
Network Signaling Group	$93,948	$60,615
Switching Solutions Group	28,055	3,537
Communications Software Solutions Group	6,024	2,580
IEX Contact Center Group	10,836	9,242

Total net revenues	$138,863	$75,974

     The following table sets forth, for the periods indicated, revenues from external customers by geographic territory:

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
	(Thousands)
Revenues from External Customers by Geographic Territory:
North America(1)	$117,593	$62,119
Europe, Middle East and Africa	10,321	2,425
Caribbean and Latin America	3,837	7,194
Asia Pacific	7,112	4,236

Total revenues from external customers	$138,863	$75,974

(1)	North America includes revenues in the United States of $115,511 and $55,236 for three months ended March 31, 2005 and 2004, respectively.
     The following table sets forth, for the periods indicated, long-lived assets excluding goodwill and intangibles by geographic area in which we hold assets:

	March 31, 2005	December 31, 2004
	(Restated)	(Restated)
	(Thousands)
United States	$44,268	$42,187
Other	3,446	2,509

Total long-lived assets	$47,714	$44,696

     Long-lived assets are comprised of net property and equipment; an investment in a privately held company; and other tangible assets.
     For the three months ended March 31, 2005, sales to the combined company formed by the merger of AT&T Wireless and Cingular accounted for 41% of our revenues and included sales from our Network Signaling Group and IEX Contact Center Group. For the three months ended March 31, 2004, combined sales to AT&T Wireless and Cingular accounted for 17% of our revenue and included sales from our Network Signaling Group and IEX Contact Center Group.
Note M — Earnings Per Share (Restated)
     The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the three months ended March 31, 2005 and 2004:

	Net Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(Thousands, except per-share data)
For the Three Months Ended March 31, 2005 (Restated):
Basic earnings per share	$17,475	65,598	$0.27
Effect of Dilutive Securities — Stock Options and Warrants	—	2,448
Effect of Dilutive Securities — Convertible Notes	581	6,361

Diluted earnings per share	$18,056	74,407	$0.24

For the Three Months Ended March 31, 2004 (Restated):
Basic earnings per share	$5,314	62,034	$0.09
Effect of Dilutive Securities — Stock Options, Warrants	—	3,160

Diluted earnings per share	$5,314	65,194	$0.08

     The computation of the diluted number of shares excludes unexercised stock options and warrants, and, for 2004, potential shares issuable upon conversion of our senior subordinated convertible notes that are anti-dilutive. The numbers of such shares excluded were 12.0 million and 14.5 million, respectively, for the three months ended March 31, 2005 and 2004, respectively.
Note N — Subsequent Event
     In April 2005, we announced plans to relocate our corporate offices from Calabasas, California to our facilities in Morrisville, North Carolina. The relocation will provide a significant opportunity to improve our operations by fully integrating our finance, accounting, corporate and information technology functions into the business units they support. In addition, we announced that our Taqua facility in Hyannis, Massachusetts, will be consolidated into our Plano, Texas facilities during 2005. Both of these relocations will result in employee terminations and relocations, and qualify as Exit Activities as that term is defined in SFAS No. 146, which determines the measurement and recognition of these one-time termination costs. The termination costs include retention bonuses, severance pay and benefit costs extended through the required service period and for up to one year thereafter. Inasmuch as our retention program requires employees to work more than 60 days to earn the retention bonus and the severance benefits, these costs will be estimated and the estimated costs will be recognized ratably throughout the required service period in accordance with SFAS No. 146. Additionally, in the second quarter of 2005, we will record a one-time charge of $150,000 related to the termination of our lease in Hyannis. Other costs related to the management of the relocation projects and the costs to move equipment will be expensed as incurred. The total expected costs as of March 31, 2005 related to these activities are shown below:

Total Costs
Expected to be
Incurred
(Thousands)
Severance costs and retention bonuses	$3,386
Employee relocation costs	423
Facility relocation costs	747

Total	$4,556

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement of Previously Issued Financial Statements
     As discussed in Note B of the “Notes to Condensed Consolidated Financial Statements” contained in Item 1 of this Form 10-Q/A, we have restated our unaudited consolidated financial statements for the three months ended March 31, 2005 and 2004. Specifically, we have restated our condensed consolidated financial statements as the result of certain errors that existed in our previously issued financial statements, principally related to our application of SOP 97-2 and to our accounting, presentation and disclosure of certain financial statement items such as (i) customer service costs, (ii) deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and (iii) certain miscellaneous accrued expenses and prior period purchase accounting entries. All referenced amounts in this report for the three months ended March 31, 2005 and 2004 reflect balances and amounts on a restated basis.
     Except for the items identified in the Explanatory Note and as required to reflect the First Quarter Restatement and certain matters relating to the 2006 Restatement, this Form 10-Q/A does not modify or update other disclosures presented in the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A, including the financial statements and the notes thereto included herein, generally does not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update disclosures therein which were affected by subsequent events. For information regarding events subsequent to the original filing of the Form 10-Q, this Form 10-Q/A should be read in conjunction with our 2005 Form 10-K and our other filings with the SEC since the date of the original filing of the Form 10-Q, including the amendments to our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005, which we are filing with the SEC substantially contemporaneously with the filing of this Form 10-Q/A.
     The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q/A and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Overview
     Tekelec is a developer of next-generation switching and signaling telecommunications products and services, network performance management technology, business intelligence and value-added applications. Tekelec’s products and services are widely deployed in traditional and next-generation wireline and wireless networks and contact centers worldwide. Our corporate headquarters are currently located in Morrisville, North Carolina with research and development facilities and sales offices throughout the world.
     Our products are organized according to our four major operating groups: the Network Signaling Group, the Switching Solutions Group, the Communications Software Solutions Group, and the IEX Contact Center Group. These operating groups were organized during the fourth quarter of 2004 principally as a result of a product rebranding initiative, corporate reorganization and integration activities following our acquisitions of Taqua, VocalData and Steleus. First, our network signaling product line has become the Network Signaling Group; second, our next-generation switching product line has become the Switching Solutions Group; third, a new Communications Software Solutions Group was created, comprised of Steleus products as well as certain of our business intelligence applications and other network element independent solution products that were formerly included in the network signaling product line; and fourth, our contact center product line was renamed the IEX Contact Center Group.
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

     The Switching Solutions Group is comprised of our Santera, Taqua, and VocalData switching solutions product portfolio. Santera’s switching products and services allow network service providers to migrate their network infrastructure from circuit-based technology to packet-based technology. Circuit-based switching is largely based upon the Time Division Multiplexing (“TDM”) protocol standard, in which the electronic signals carrying the voice message traverses the network following a dedicated path, or circuit, from one user to the other. Packet-based switching, however, breaks down the voice message into packets. These packets then individually traverse the network, often taking separate paths, and are then reassembled on the other side of the network prior to delivery to the recipient. Packet-based switching may utilize one of many protocols, the most common of which are Asynchronous Transfer Mode (“ATM”) and Internet Protocol (“IP”). Voice transported using the IP is often referred to as Voice over IP (“VoIP”).
     Over the last two years, a generally improving economy and improved capital market conditions contributed to a broad turnaround in the financial condition of many telecom equipment providers. While wireline service providers generally continued to experience access line losses and flat to declining revenues, wireless service providers experienced strong subscriber growth and increased end-user adoption of wireless data services and applications. In order to improve their competitive position relative to their wireless competitors, and in order to lower operating costs, a number of the world’s largest carriers, commonly referred to as Tier 1 Carriers, or carriers that typically have operations in more than one country and own and operate their own physical networks, announced their intentions or definitive plans to implement packet-switching technology, generally referred to as VoIP. These factors combined to allow equipment suppliers focused on wireless infrastructure and VoIP infrastructure to perform particularly well.
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
     Our revenues are currently organized into four distinct geographical territories: North America, EMEA, CALA and Asia/Pacific. North America comprises the United States and Canada. EMEA comprises Europe, the Middle East and Africa. CALA comprises the Caribbean and Latin America, including Mexico. Asia Pacific comprises Asia and the Pacific region, including India and China.
Results of Operations
     The following table sets forth, for the periods indicated, the percentages that certain statement of operations items bear to total revenues:

	Three Months
	Ended March 31,
	2005	2004
	(Restated)	(Restated)
Percentages of Revenues:
Revenues	100.0%	100.0%
Cost of goods sold	30.6	32.2
Amortization of purchased technology	1.2	4.0

Gross Profit	68.2	63.8

Research and development	21.9	27.7
Selling, general and administrative	27.3	33.2
Restructuring	0.3	1.2
Amortization of intangible assets	0.6	0.8

	Three Months
	Ended March 31,
	2005	2004
	(Restated)	(Restated)
Income from operations	18.1	0.9

Other income (expense), net	(1.0)	0.6
Income from operations before provision for income taxes	17.1	1.5
Provision for income taxes	8.0	8.4

Income (Loss) before minority interest	9.1	(6.9)
Minority interest	3.5	13.9

Net income	12.6%	7.0%

     The following table sets forth, for the periods indicated, the revenues by principal operating group as a percentage of total revenues:

	Three Months
	Ended March 31,
	2005	2004
	(Restated)	(Restated)
Percentages of Revenues:
Network Signaling Group	68%	80%
Switching Solutions Group	20	5
Communications Software Solutions Group	4	3
IEX Contact Center Group	8	12

Total	100%	100%

     The following table sets forth, for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

	Three Months
	Ended March 31,
	2005	2004
	(Restated)	(Restated)
Percentages of Revenues:
North America	85%	82%
Europe, Middle East and Africa	7	3
Caribbean and Latin America	3	9
Asia Pacific	5	6

Total revenues from external customers	100%	100%

Three Months Ended March 31, 2005 Compared with the Three Months Ended March 31, 2004
     Revenues. Our revenues increased by $62.9 million, or 83%, during the first quarter of 2005 due to higher product sales in all of our operating groups, including $24.5 million increase in sales of our Switching Solutions Group products, a $33.3 million increase in sales of our Network Signaling Group products, a $3.4 million increase in sales of our Communications Software Solutions Group products, and a $1.6 million increase in sales of our IEX Contact Center Group Products.
     Revenues from our network signaling products increased by $33.3 million, or 55%, due to (i) a $25.2 million increase in sales of EAGLE STP initial systems and (ii) a $11.1 increase is sales of EAGLE STP upgrades and extensions, offset by a $4.2 million decline in sales of local number portability products. As discussed in Notes A and B to our unaudited condensed consolidated financial statements, our Network Signaling Group (“NSG”) recognized revenue prior to the 2006 Restatement based on the timing of shipments of its products, including partial shipments, but post-2006 Restatement, NSG recognizes revenue under the residual method of accounting, which results in the deferral of all of our product revenue until all products within an order are shipped. Accordingly, the timing of revenue recognition in our NSG business unit could vary significantly from quarter to quarter depending on the timing of completion of the shipment of all products in an order. For example, during the first quarter of 2005, revenues were positively impacted by several large orders that had substantially been fulfilled in 2004, but the remaining items shipped in the first quarter of 2005, resulting in approximately $15.5 million of additional revenue in the first quarter of 2005.
     Revenues from our switching solutions products increased by $24.5 million, or 693%, primarily as a result of increased sales of Santera wireless media gateway products to Alcatel and secondarily due to the addition of $2.9 million in sales of Taqua products and services and $1.8 million in sales of VocalData products and services.

     Revenues from our communications software solutions products increased by $3.4 million, or 133%, due primarily to the addition of $3.0 million in sales of Steleus products and services.
     Revenues from our IEX contact center products increased by $1.6 million, or 17%, due to increased sales of TotalView products.
     In addition to variations in revenue for the reasons discussed above, a significant portion of our revenues in each quarter results from orders that are received in that quarter and are difficult to predict. Further, we typically generate a significant portion of our revenues for each quarter in the last month of the quarter. We establish our expenditure levels based on our expectations as to future revenues, and if revenue levels were to fall below expectations, then such shortfall would cause expenses to be disproportionately high. Therefore, a drop in near-term demand could adversely affect revenues, causing a disproportionate reduction in profits or even losses in a quarter.
     We believe that our future revenue growth depends in large part upon a number of factors affecting the demand for our signaling and switching products. For our signaling products, domestically, we derive the majority of our signaling revenue from wireless operators, as wireless networks generate significantly more signaling traffic than wireline networks and, as a result, require significantly more signaling infrastructure. Factors that increase the amount of signaling traffic generated on a wireless network, that we believe result in increased demand for our signaling products include: the growth in the number of subscribers, the number of calls made per subscriber, minutes of use, roaming, and the use of advance features, such as text messaging. Internationally, in addition to the factors affecting our domestic sales growth described above, signaling product revenue growth depends primarily on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor, and our ongoing ability to meet the signaling requirements of the newly acquired customers. For our switching products, future revenue growth, both domestically and internationally, depends on the increasing adoption and deployment of packet-switching technology.
     Gross Profit. Gross profit increased to $94.6 million from $48.4 million and increased as a percentage of revenues to 68.2% for the three months ended March 31, 2005, compared to 63.8% for the three months ended March 31, 2004. This increase was due to a higher proportion of sales of upgrade and extension signaling products and sales by our IEX Contact Center Group and Communications Software Solutions Group during the first three months of 2005, which typically carry higher margins than sales of initial signaling products and switching products. In the near term, we expect gross margins to decline as sales of switching products are forecast to represent a higher proportion of our revenues and these products typically carry lower margins.
     Research and Development. Research and development expenses increased overall by $9.4 million, but decreased as a percentage of revenues to 21.9% for the three months ended March 31, 2005, from 27.7% for the three months ended March 31, 2004. The dollar increase was due primarily to higher compensation and related expenses of $5.1 million attributable to additional personnel employed by Tekelec as a result of our acquisitions of Taqua, VocalData and Steleus during 2004, and secondarily to an increase of $2.5 million in consulting costs incurred on certain research and development projects. The decline as a percentage of revenues is primarily due to the significant increase in revenues during 2005.
     We intend to continue to make substantial investments in product and technology development and believe that our future success depends in large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness.
     Selling, General and Administrative. Selling, general and administrative expenses increased by $12.6 million, or 50%, and decreased as a percentage of revenues to 27.3% for the three months ended March 31, 2005 from 33.2% for the three months ended March 31, 2004. The dollar increase is primarily due to an $8.7 million increase in compensation and related expenses attributable to additional personnel employed by Tekelec as a result of our acquisitions of Taqua, VocalData and Steleus during 2004, a $2.0 million increase in travel expenses incurred as a result of our additional personnel, and approximately $600,000 in incremental audit and Sarbanes-Oxley compliance fees. The decline as a percentage of revenues is primarily due to the significant increase in revenues during 2005.
     Restructuring Charges. In January 2004, we announced a cost reduction initiative that resulted in restructuring charges of $66,000 for the three months ended March 31, 2005 compared to $942,000 for the three months ended March 31, 2004. These charges relate to our implementation of a global strategic manufacturing plan which includes outsourcing substantially all of our manufacturing operations and relocating our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. During 2004, approximately 23 positions were eliminated as a result of this restructuring. (See Note D — Restructuring Costs — to our condensed consolidated financial statements). During the first quarter of 2005, we also incurred $191,000 in charges resulting from our termination of an agreement to lease space for our planned new corporate offices in Westlake Village, California.
     Amortization of Intangible Assets. Amortization of intangible assets was $879,000 for the three months ended March 31, 2005 compared to $532,000 for the three months ended March 31, 2004, and remained flat as a percentage of revenues for each of the periods. The increase of $347,000 for the three months ended March 31, 2005, is due to the amortization of assets acquired as a result of the acquisitions of Taqua, VocalData and Steleus during 2004.
     Interest and Other Income (Expense), net. Interest expense decreased by $120,000, or 11%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004 due to the February 2005 repayment of Santera’s notes payable that bore interest at 10%. Interest income decreased $269,000, or 18%, due to lower investment yields during the first quarter of 2005 compared to 2004. The loss on sale of investments of $1.3 million resulted from the sale of Santera’s investment in Alcatel stock. (See Note E — Gain (Loss) on Investment in Alcatel – to our condensed consolidated financial statements)
     Income Taxes. The income tax provisions for the three months ended March 31, 2005 and 2004 were $11.0 million and $6.3 million, respectively, and reflect the effect of non-deductible acquisition-related costs and non-deductible losses of Santera, partially offset by benefits of $883,000 and $557,000, respectively, from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Our provision for income taxes does not include any benefit from the losses generated by Santera because its losses cannot be included on our consolidated federal tax return since our majority ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations. A full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Accordingly, we have provided a $92.9 million valuation allowance against the deferred tax assets of Santera as of March 31, 2005. Realization of the remaining deferred tax assets of $60.4 million is dependent on our generating sufficient taxable income in the future.
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
     Cash flows from operating activities, net of the effects of exchange rate changes on cash, increased $26.8 million during the first quarter of 2005 compared to the first quarter of 2004. Net cash flows from operating activities for the three months ended March 31, 2005 was provided primarily by net income adjusted for depreciation and amortization, expenses, and net cash inflows from working capital adjustments related primarily to changes in accounts receivable and deferred revenue. Accounts receivable decreased $14.1 million for the three months ended March 31, 2005, compared to an increase of $13.0 million for the three months ended March 31, 2004, due primarily to higher collections during the first quarter of 2005. Deferred revenues increased $1.2 million due to an increase in transactions that were subject to completion of acceptance or delivery requirements.
     Net cash used in investing activities was $42.3 million for the three months ended March 31, 2005, and included net capital expenditures of $7.6 million for planned additions of equipment and an investment of $4.0 million for a prepaid technology license to be used principally for research and development and in manufacturing operations.
     Cash flows from financing activities decreased $6.0 million for the first quarter of 2005 compared to the first quarter of 2004 due primarily to lower proceeds from the issuance of common stock upon the exercise of employee stock options.
     We have funded and expect to continue to fund the operations of Santera, Taqua, VocalData and Steleus throughout 2005. We believe that our historical sources of cash, including existing working capital, funds generated through operations, proceeds from the issuance of stock upon the exercise of options, and our current bank credit facility, will be sufficient to offset the uses of cash from our recent acquisitions and to satisfy operating requirements for at least the next 12 months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.
     We have a number of credit facilities with various financial institutions. As of March 31, 2005, we had a $30.0 million line of credit collateralized by a pledged account where our investments are held with an intermediary financial institution. This credit facility bears interest at, or in some cases below, the lender’s prime rate (5.75% at March 31, 2005), and expires on December 15, 2005, if not renewed. The credit facility was extended to December 2006 in December 2005. In the event that we borrow against this line, we will maintain collateral in the amount of the borrowing in the pledged account. As of March 31, 2005, we maintained $7.0 million in this collateral account, reported as long-term investments on the consolidated balance sheet, related to a stand-by letter of credit to be issued for export compliance in the second quarter of 2005. There have been no borrowings under this facility. The commitment fees paid on the unused line of credit were not significant for the three months ended March 31, 2005. Under the terms of this credit facility, we are required to maintain certain financial covenants. We were in compliance with these covenant requirements as of March 31, 2005. However, due to the 2006 Restatement of certain of our previously issued financial statements and the delayed filing of (i) our Annual Report on Form 10-K for the year ended December 31, 2005 and (ii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, we breached certain terms and covenants of the credit facility. The lender has granted us a waiver of certain of these breaches providing us, among other things, with an extension of time in which to comply with certain of the terms and covenants of the credit facility.
     As of March 31, 2005, Santera had one note payable for $2.2 million that is collateralized by assets purchased under the note and substantially all of Santera’s other assets, bears interest at 6.36%, and matures in November 2005. Under the terms of this credit facility, we are required to maintain certain financial covenants, including a covenant that Santera provide audited financial statements within 120 days of year end. We have not provided these statements, and therefore, are not currently in compliance with this covenant requirement as of March 31, 2005. We furnished the audited financial statements of Santera to the noteholder in June 2005 in order to comply with this covenant.
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
     There are no financial covenants related to the Notes and there are no restrictions on us paying dividends, incurring debt or issuing or repurchasing securities. However, the Notes do subject us to certain non-financial covenants. Under Section 7.04 of the Indenture governing the Notes, we are obligated to provide the Trustee, Deutsche Bank Trust Company Americas, such information, documents and reports as are required to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 15 days after the same are required to be filed with the SEC. From the date of any notice of default relating to a failure to perform this covenant, we have a cure period of 60 days to remedy the default. If the default is not remedied within the 60-day cure period, the Trustee or holders of more than 25% of the outstanding principal amount of the Notes may elect to declare immediately payable all outstanding principal and any accrued interest related to the Notes. Due to our delayed filing of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) with the SEC, we were not able to provide a copy to the Trustee within the required 15-day period and we received a notice of default on April 1, 2006 from holders of more than 25% of the outstanding principal amount of the Notes. As we filed our 2005 Form 10-K within the 60-day cure period, neither the Trustee nor the holders have the right to accelerate the Notes based on the late filing of our 2005 Form 10-K.
     We have also failed to timely deliver our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “First Quarter 2006 Form 10-Q”) to the Trustee on or before May 25, 2006, which resulted in an additional default under the Indenture. If such default is not cured or waived within 60 days after any notice of such default is delivered to us by the Trustee or by the holders of 25% or more in aggregate principal amount of the Notes, the Trustee or holders of 25% or more in aggregate principal amount of the Notes have the right to accelerate the payment of indebtedness under the Indenture. We currently expect to file our First Quarter 2006 Form 10-Q with the SEC and deliver it to the Trustee on or before July 17, 2006 and, accordingly, believe we will be able to cure this default under the Indenture. Neither the Trustee nor the holders of the Notes have provided us with a notice of default with respect to the First Quarter 2006 Form 10-Q, which would begin a 60-day cure period under the Indenture.
     The Indenture also provides that if our common stock ceases to be listed on the Nasdaq National Market, any holder of Notes may require the Company to redeem the holder’s Notes in accordance with the terms of the Indenture. Although the Company is not currently in compliance with Nasdaq Marketplace Rule 4310(c)(14) as a result of our failure to timely file the First Quarter 2006

Form 10-Q with the SEC, The Nasdaq Stock Market has determined to continue the listing of our Common Stock on the Nasdaq National Market, subject to the condition that we file with the SEC, on or before July 17, 2006, all required restatements and the First Quarter 2006 Form 10-Q. If we fail to meet the requirements of the Nasdaq National Market by July 17, 2006, then the individual holders of the Notes may require repayment of their Notes under the Indenture. We currently expect to meet these conditions.
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
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
     The statements that are not historical facts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q/A are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to, and involve certain risks and uncertainties. There can be no assurance that our actual future performance will meet management’s expectations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and other filings with the SEC, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from the management’s current expectations include, among others: overall telecommunications spending, changes in general economic conditions, unexpected changes in economic, social, or political conditions in the countries in which we operate, the timing of significant orders and shipments, timing of revenue recognition under the residual method, the lengthy sales cycle for our products, the timing of the convergence of voice and data networks, the success or failure of strategic alliances or acquisitions including the success or failure of the integration of Santera’s, Taqua’s, Steleus’, and VocalData’s operations with those of the Company, litigation or regulatory matters such as the litigation described in our SEC reports and the costs and expenses associated therewith, the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks, the capital spending patterns of customers, the dependence on wireless customers for a significant percentage and growth of the our revenues, the timely development and introduction of new products and services, product mix, the geographic mix of our revenues and the associated impact on gross margins, market acceptance of new products and technologies, carrier deployment of intelligent network services, the ability of our customers to obtain financing, the timing of revenue recognition of multiple elements in an arrangement sold as part of a bundled solution, the level and timing of research and development expenditures, and sales, marketing, and compensation expenses, regulatory changes, and the expansion of the our marketing and support organizations, both domestically and internationally, and other risks described in this Form 10-Q/A, our 2005 Form 10-K and in certain of our other SEC filings. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Actual results may differ materially from those expressed or implied in such forward-looking statements. We do not assume any responsibility for updating or revising these forward-looking statements. Undue emphasis should not be placed on any forward-looking statements contained herein or made elsewhere by or on behalf of us.
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
Item 4. Controls and Procedures
     As discussed in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q/A, we have restated our unaudited condensed consolidated financial statements for the three months ended March 31, 2005 and 2004 (the “First Quarter Restatement”). This Item 4 has been updated to reflect the First Quarter Restatement as well as for certain events and developments subsequent to March 31, 2005, including the 2006 Restatement described in the Explanatory Note included in this filing.
     Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), in connection with the original filing of the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our then President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the quarter covered by that report, of the design and operation of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and CFO originally concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
     Subsequent to the original evaluation discussed above, the results of which were disclosed in Item 4 in our Form 10-Q, we reevaluated the effectiveness and design of our disclosure controls and procedures as of March 31, 2005, primarily as a result of the 2006 Restatement, including the First Quarter Restatement, and the identification of certain material weaknesses in our internal control over financial reporting as of December 31, 2004 as discussed further below. Based upon this reevaluation, our current CEO and our CFO have concluded that our disclosure controls and procedures, as of March 31, 2005, were not adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
     In making this reevaluation of our disclosure controls and procedures, the CEO and CFO considered, among other matters:
•	the need for the 2006 Restatement, including the filing of this Form 10-Q/A to amend our original filing of the Form 10-Q;

•	the material weaknesses in our internal control over financial reporting that, as discussed below and as reported in Item 9A of our 2005 Form 10-K, existed as of December 31, 2004 and that, as discussed below, continued to exist at March 31, 2005; and

•	management’s conclusion, as reported in Item 9A of our 2005 Form 10-K and as discussed below, that our internal control over financial reporting was not effective as of December 31, 2004; and the conclusion of our CEO and CFO, as reported in Item 9A of our 2005 Form 10-K, that our disclosure controls and procedures as of December 31, 2004 were not effective.
     In connection with the reevaluation of our disclosure controls and procedures as of March 31, 2005 and as part of our 2006 Restatement of our annual consolidated financial statements for the years ended December 31, 2003 and 2004 and each of the interim periods of the year ended December 31, 2004 and the first three quarters of the year ended December 31, 2005, we have applied significant complementary and compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Notwithstanding the material weaknesses in our internal control over financial reporting that existed as of March 31, 2005, management believes, based on its knowledge, that (i) this Form 10-Q/A does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this report.

     2006 Restatement and Impact on Internal Control over Financial Reporting
     In connection with the relocation of our corporate headquarters from Calabasas, California to Morrisville, North Carolina in 2005, we reorganized our finance and accounting organization and replaced substantially all of our corporate finance and accounting personnel. In addition, we appointed William H. Everett as our Chief Financial Officer in April 2005 and Gregory S. Rush as our Corporate Controller and principal accounting officer in May 2005. During the third quarter of 2005, in connection with transitioning the responsibility for the preparation and review of our consolidated financial statements for the period ended September 30, 2005 to the new finance organization, our new financial management initiated a comprehensive review of our accounting policies and procedures, particularly our policies regarding revenue recognition and the presentation of cost of sales. In October 2005, based on the information ascertained at that time, we reached the conclusion that our financial statements were fairly presented based on the application of these accounting policies. In February 2006, we concluded that a restatement was required due to the misclassification of certain customer service costs within operating expenses versus properly including such costs as components of cost of sales in accordance with Article 5 of Regulation S-X. Additionally, in February 2006, based upon an enhanced understanding of our business practices, including the historical application of our accounting policies to such practices, gained by our new finance and accounting personnel, we determined that certain of our accounting policies should be reevaluated.
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
     In connection with our reevaluation and the 2006 Restatement described above, management has concluded, as disclosed in Item 9A of our 2005 Form 10-K, that the 2006 Restatement was a result of material weaknesses in our internal control over financial reporting that existed as of December 31, 2004. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has now concluded that our disclosure controls and procedures were ineffective as of March 31, 2005 as a result of the following material weaknesses:
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
     These material weaknesses resulted in the restatement of our annual consolidated financial statements for the years ended December 31, 2003 and 2004 and each of the interim periods of the year ended December 31, 2004 and the first three quarters of the year ended December 31, 2005. Additionally, these control deficiencies could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement of our unaudited interim consolidated financial statements that would not be prevented or detected.
     Changes in Internal Control over Financial Reporting
     There were no material changes in our internal control over financial reporting during our quarter ended March 31, 2005, that significantly affected, or were reasonably likely to significantly affect, our internal control over financial reporting. As such, the three material weaknesses in our internal control over financial reporting that existed as of December 31, 2004, as described above and as disclosed in Item 9A of our 2005 Form 10-K, continued to exist as of March 31, 2005.
     Inherent Limitations on Effectiveness of Controls
     In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply judgment in evaluating the cost-benefit relationship of those disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     As used in this Item 4, the term “material weakness” means a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than a remote likelihood that a misstatement of a company’s annual or interim financial statements, that is more than inconsequential, will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is a party to various legal proceedings that are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”). The following information supplements the information concerning the Company’s legal proceedings disclosed in the 2004 Annual Report:
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
Item 6. Exhibits

3.1	Amended and Restated Bylaws(1)

10.1	Amendment No. 2 to 2004 Equity Incentive Plan for New Employees(2)

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Form 10-Q, which was filed with the SEC on May 9, 2005.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC

Date: June 26, 2006	/s/ FRANCO PLASTINA

Franco Plastina
President and Chief Executive Officer

Date: June 26, 2006	/s/ WILLIAM H. EVERETT

William H. Everett
Senior Vice President and Chief Financial Officer