Form 10-Q/A
period 2005-06-30
TEKELEC
filed 2006-06-26
CIK 790705

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
As of July 29, 2005, there were 66,006,429 shares of the registrant’s common stock, without par value, outstanding.

EXPLANATORY NOTE
     We have restated our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004 in this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “Form 10-Q”). Specifically, we have restated our unaudited consolidated financial statements as a result of certain errors that existed in our previously issued financial statements included in the Form 10-Q, principally related to our application of Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) and to our accounting, presentation and disclosure of certain financial statement items such as (i) customer service costs, (ii) deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” and (iii) certain miscellaneous accrued expenses and prior period purchase accounting entries. This restatement (the “Second Quarter Restatement”) is more fully described in Part I herein under Item 1 in our unaudited condensed consolidated financial statements and related notes, including, without limitation, in Note B to such condensed consolidated financial statements, and in Part I herein under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     All referenced amounts in this report as of June 30, 2005 and December 31, 2004, and for the three and six months ended June 30, 2005 and 2004, reflect balances and amounts on a restated basis.
     This Form 10-Q/A is filed as part of the restatement (the “2006 Restatement”) of our previously issued financial statements for (i) the year ended December 31, 2003, (ii) the year ended December 31, 2004 and each of the quarters therein, and (iii) the nine months ended September 30, 2005 and each of the quarters therein. We are also filing with the Securities and Exchange Commission (the “SEC”) substantially contemporaneously herewith amendments on Form 10-Q/A to each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and September 30, 2005. We previously filed with the SEC on May 30, 2006 our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”), which included restated consolidated financial statements for the years ended December 31, 2004 and 2003 and restated unaudited quarterly financial information for each of the quarters in the nine months ended September 30, 2005 and in the year ended December 31, 2004.
     The Company has not amended and will not be amending its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. The financial statements and related financial information contained in that report are, however, superseded by the financial statements and related financial information included in this Form 10-Q/A and in our 2005 Form 10-K.
     The following items originally included in the Form 10-Q are amended by this Form 10-Q/A:
•	Part I, Item 1, Condensed Consolidated Financial Statements;

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I, Item 4, Controls and Procedures; and

•	Part II, Item 6, Exhibits.
     Except as required to reflect the Second Quarter Restatement and certain matters relating to the 2006 Restatement, this Form 10-Q/A does not modify or update other disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A, including the financial statements and the notes thereto included herein, generally does not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update disclosures therein that were affected by subsequent events. For information regarding events subsequent to the original filing of the Form 10-Q, this Form 10-Q/A should be read in conjunction with our 2005 Form 10-K and the other filings we have made with the SEC since the date of the original filing of the Form 10-Q, including the amendments to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and September 30, 2005, which we are filing with the SEC substantially contemporaneously with the filing of this Form 10-Q/A.

TEKELEC
FORM 10-Q/A
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
TEKELEC
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(Restated)	(Restated)
	(Thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$34,549	$48,925
Short-term investments, at fair value	173,478	134,435
Accounts receivable, less allowances of $4,884 and $4,847, respectively	102,029	109,536
Inventories	50,165	33,654
Deferred income taxes, net	11,992	15,058
Deferred costs and prepaid commissions	55,183	46,206
Income taxes receivable	5,905	—
Prepaid expenses and other current assets	16,062	15,947

Total current assets	449,363	403,761
Long-term investments, at fair value	93,293	93,622
Property and equipment, net	38,083	30,617
Investments in privately-held companies	7,322	7,322
Deferred income taxes, net	29,188	26,547
Other assets	5,616	6,757
Goodwill	126,561	126,442
Intangible assets, net	74,568	79,915

Total assets	$823,994	$774,983

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$38,442	$35,316
Accrued expenses	20,615	17,536
Accrued payroll and related expenses	25,340	23,490
Short-term notes and current portion of notes payable	2,163	3,266
Current portion of deferred revenues	200,732	174,849

Total current liabilities	287,292	254,457
Long-term portion of notes payable	45	78
Long-term convertible debt	125,000	125,000
Long-term portion of deferred revenues	5,822	4,067

Total liabilities	418,159	383,602

Minority interest	9,982	17,628

Commitments and Contingencies (Note K)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 65,921,645 and 65,568,145 issued and outstanding, respectively	262,787	258,656
Deferred stock-based compensation	(3,177)	(4,480)
Retained earnings	137,667	119,407
Accumulated other comprehensive income (loss)	(1,424)	170

Total shareholders’ equity	395,853	373,753

Total liabilities and shareholders’ equity	$823,994	$774,983

See notes to condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
		(Thousands, except per share data)
Revenues	$122,728	$95,196	$261,591	$171,170
Cost of sales:
Cost of goods sold	47,011	32,561	89,478	57,034
Amortization of purchased technology	1,997	2,392	3,752	5,456

Total cost of sales	49,008	34,953	93,230	62,490

Gross profit	73,720	60,243	168,361	108,680

Operating expenses:
Research and development	31,429	24,552	61,858	45,568
Selling, general and administrative	40,208	30,239	78,081	55,493
Acquired in-process research and development.	—	8,000	—	8,000
Restructuring and other	2,503	110	2,760	1,052
Amortization of intangible assets	702	409	1,581	941

Total operating expenses	74,842	63,310	144,280	111,054

Income (loss) from operations	(1,122)	(3,067)	24,081	(2,374)
Other income (expense):
Interest income	1,720	1,077	2,984	2,610
Interest expense	(917)	(1,081)	(1,915)	(2,199)
Loss on sale of investments	—	—	(1,344)	—
Other, net	(392)	(292)	(836)	(282)

Total other income (expense), net	411	(296)	(1,111)	129

Income (loss) from operations before provision for income taxes	(711)	(3,363)	22,970	(2,245)
Provision for income taxes	1,368	6,219	12,356	12,558

Income (loss) before minority interest	(2,079)	(9,582)	10,614	(14,803)
Minority interest	2,864	8,142	7,646	18,677

Net income (loss)	$785	$(1,440)	$18,260	$3,874

Earnings (loss) per share:
Basic	$0.01	$(0.02)	$0.28	$0.06
Diluted	0.01	(0.02)	0.26	0.06
Weighted average number of shares outstanding:
Basic	65,723	62,458	65,660	62,246
Diluted	67,258	62,458	74,013	65,174
See notes to condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
		(Thousands)
Net income (loss)	$785	$(1,440)	$18,260	$3,874
Other comprehensive income (loss):
Foreign currency translation adjustments	(129)	1	(183)	—
Net unrealized gain (loss) on available-for-sale securities, net of income taxes	418	(1,021)	(1,411)	(1,243)

Comprehensive income (loss)	$1,074	$(2,460)	$16,666	$2,631

See notes to condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2005	2004
	(Restated)	(Restated)
	(Thousands)
Cash flows from operating activities:
Net income	$18,260	$3,874
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investment in publicly-traded company	1,344	—
Minority interest	(7,646)	(18,677)
Provision for (recoveries of) doubtful accounts	(113)	—
Restructuring	—	(72)
Depreciation	8,790	6,974
Amortization	8,966	14,422
Amortization of deferred financing costs	491	556
Convertible note accretion	—	203
Deferred income taxes	837	(2,497)
Stock-based compensation	1,667	585
Tax benefit related to stock options exercised	458	2,489
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,303	(15,618)
Inventories	(16,690)	(7,807)
Prepaid expenses and other current assets	(6,765)	(7,745)
Trade accounts payable	3,274	12,305
Accrued expenses	(5,161)	(4,881)
Accrued payroll and related expenses	1,964	3,136
Deferred revenues	27,934	13,218
Income taxes payable	3,278	3,531

Total adjustments	29,931	122

Net cash provided by operating activities	48,191	3,996

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale investments	104,821	425,027
Purchases of available-for-sale investments	(149,009)	(345,525)
Purchases of property and equipment	(16,308)	(8,788)
Purchase of technology license	(4,000)	—
Cash paid for Taqua net of cash acquired	—	(86,994)
Purchase of technology	—	(1,350)
Change in other assets	(80)	(226)

Net cash used in investing activities	(64,576)	(17,856)

Cash flows from financing activities:
Payments on notes payable	(1,173)	(6,886)
Proceeds from issuance of common stock	3,309	13,411

Net cash provided by financing activities	2,136	6,525

Effect of exchange rate changes on cash	(127)	2

Net change in cash and cash equivalents	(14,376)	(7,333)
Cash and cash equivalents at beginning of period	48,925	45,261

Cash and cash equivalents at end of period	$34,549	$37,928

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
Note B — Restatement of Previously Issued Financial Statements
     As a result of a comprehensive review during 2006 of our accounting policies and procedures, particularly our policies regarding revenue recognition and the presentation of cost of sales, we independently identified certain errors in our previously issued financial statements, including our previously issued financial statements for the three and six months ended June 30, 2005 and 2004. These errors principally related to (i) our application of SOP 97-2, (ii) the classification of certain customer service costs as cost of sales in accordance with Article 5 of Regulation S-X, and (iii) our accounting, presentation and disclosure of certain financial statement items such as (a) deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and (b) certain miscellaneous accrued expenses and certain prior period purchase accounting entries. We have corrected these errors with respect to the three and six months ended June 30, 2005 and 2004 through a restatement of our previously issued financial statements for the three and six months ended June 30, 2005 and 2004 (the “Second Quarter Restatement”). The following discussion provides additional information regarding these prior period errors and the resulting adjustments to our previously issued financial statements.
     Misclassification of Certain Customer Service Costs
     Certain customer service costs had historically been incorrectly classified in our consolidated statements of operations as components of selling, general and administrative (“SG&A”) expenses, rather than as direct components of cost of goods sold and research and development expenses. The expenses involved in the Second Quarter Restatement are associated with (i) customer services ancillary to product sales, such as technical support, extended warranty, customer training, and field installation and (ii) certain quality assurance testing associated with our research and development organization.
     The restatement of our consolidated statements of operations to correct this error had no impact on our previously reported revenue, income from operations, net income, or the related earnings per share amounts, nor did it have any impact on our condensed consolidated balance sheets or consolidated statements of cash flows.
     The following tables present the impact of this error, by business unit, on our consolidated cost of sales, research and development expenses and SG&A expenses for the three months ended June 30, 2005 and 2004 (in thousands):
Increase (Decrease) in:

		Research and
	Cost of Sales	Development	SG&A	Total
Three Months Ended June 30, 2005:
Network Signaling Group	$5,827	$350	$(6,177)	$—
Switching Solutions Group	3,369	113	(3,482)	—
Communications Software Solutions Group	297	—	(297)	—
IEX Contact Center Group	259	—	(259)	—
Corporate	267	—	(267)	—

Consolidated impact	$10,019	$463	$(10,482)	$—

Increase (Decrease) in:

		Research and
	Cost of Sales	Development	SG&A	Total
Three Months Ended June 30, 2004:
Network Signaling Group	$4,765	$307	$(5,072)	$—
Switching Solutions Group	2,404	76	(2,480)	—
Communications Software Solutions Group	—	—	—	—
IEX Contact Center Group	200	—	(200)	—
Corporate	103	—	(103)	—

Consolidated impact	$7,472	$383	$(7,855)	$—

     The following tables present the impact of this error, by business unit, on our consolidated cost of sales, research and development expenses and SG&A expenses for the six months ended June 30, 2005 and 2004:
Increase (Decrease) in:

		Research and
	Cost of Sales	Development	SG&A	Total
Six Months Ended June 30, 2005:
Network Signaling Group	$10,106	$669	$(10,775)	$—
Switching Solutions Group	7,776	217	(7,993)	—
Communications Software Solutions Group	648	—	(648)	—
IEX Contact Center Group	487	—	(487)	—
Corporate	425	—	(425)	—

Consolidated impact	$19,442	$886	$(20,328)	$—

Increase (Decrease) in:

		Research and
	Cost of Sales	Development	SG&A	Total
Six Months Ended June 30, 2004:
Network Signaling Group	$9,546	$624	$(10,170)	$—
Switching Solutions Group	4,006	156	(4,162)	—
Communications Software Solutions Group	—	—	—	—
IEX Contact Center Group	360	—	(360)	—
Corporate	175	—	(175)	—

Consolidated impact	$14,087	$780	$(14,867)	$—

     Revenue Recognition
     We had prematurely recognized revenue related to certain multiple element customer sales arrangements due to the misapplication of the revenue recognition guidance in SOP 97-2 concerning (i) the establishment of vendor specific objective evidence of fair value (“VSOE”) for certain of our products, along with certain other misapplications of the residual method to multiple element sales arrangements, (ii) the accounting for warranty and maintenance agreements, and (iii) the proper accounting for contract penalty provisions specifically related to product delivery. These misapplications of SOP 97-2 resulted in a misstatement in each period of previously recognized revenue and an equal misstatement of deferred revenues. The following table presents the impact of these errors, by business unit, on our consolidated revenues for the three months ended June 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$(8,409)	$(4,016)
Switching Solutions Group	(880)	2,260
Communications Software Solutions Group	(1,202)	1,186
IEX Contact Center Group	175	148

Total	$(10,316)	$(422)

     The following table presents the impact of these errors, by business unit, on our consolidated revenues for the six months ended June 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$11,189	$(3,446)
Switching Solutions Group	2,331	(589)
Communications Software Solutions Group	(4,710)	571
IEX Contact Center Group	362	146

Total	$9,172	$(3,318)

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
     The following table presents the impact of the above errors on our consolidated revenues, by business unit, for the three months ended June 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$(9,225)	$(1,617)
Switching Solutions Group	(851)	2,503
Communications Software Solutions Group	(993)	1,580
IEX Contact Center Group	175	148

Total	$(10,894)	$2,614

     The following table presents the impact of the above errors on our consolidated revenues, by business unit, for the six months ended June 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$6,320	$353
Switching Solutions Group	2,726	(160)
Communications Software Solutions Group	(4,384)	932
IEX Contact Center Group	362	146

Total	$5,024	$1,271

     The aforementioned changes in revenue recognition are accompanied by deferrals of related costs of the equipment, installation and sales commissions. The following tables present the impact on our consolidated cost of sales and SG&A expenses, by business unit, for the three months ended June 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in cost of sales:
Network Signaling Group	$(1,632)	$(839)
Switching Solutions Group	(381)	1,371
Communications Software Solutions Group	(308)	(104)
IEX Contact Center Group	—	—

Total	$(2,321)	$428

	2005	2004
	(Thousands)
Increase (Decrease) in SG&A expenses:
Network Signaling Group	$(146)	$(83)
Switching Solutions Group	(15)	69
Communications Software Solutions Group	(21)	—
IEX Contact Center Group	—	—

Total	$(182)	$(14)

     The following tables present the impact on our consolidated cost of sales and SG&A expenses, by business unit, for the six months ended June 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in cost of sales:
Network Signaling Group	$(634)	$(1,562)
Switching Solutions Group	1,177	302
Communications Software Solutions Group	(1,011)	25
IEX Contact Center Group	—	—

Total	$(468)	$(1,235)

Increase (Decrease) in SG&A expenses:
Network Signaling Group	$576	$(83)
Switching Solutions Group	104	9
Communications Software Solutions Group	(151)	—
IEX Contact Center Group	—	—

Total	$529	$(74)

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
     The following table presents the impact of this error on our consolidated revenues, by business unit, for the three months ended June 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$1,584	$(1,941)
Switching Solutions Group	(29)	(274)
Communications Software Solutions Group	(201)	(359)
IEX Contact Center Group	—	—

Total	$1,354	$(2,574)

     The following table presents the impact of this error on our consolidated revenues, by business unit, for the six months ended June 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$5,457	$(2,383)
Switching Solutions Group	(325)	(460)
Communications Software Solutions Group	(291)	(326)
IEX Contact Center Group	—	—

Total	$4,841	$(3,169)

     The aforementioned changes in revenue recognition are accompanied by reversals of previously recorded warranty expenses, which were historically accrued at the date the related revenue was recognized. As a result, we recognized the estimated costs of providing the initial warranty coverage as cost of sales at the time of shipment of the covered products, rather than actual costs when incurred during the warranty term. The following table presents the impact on our consolidated cost of sales, by business unit, for the three months ended June 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in cost of sales:
Network Signaling Group	$49	$468
Switching Solutions Group	(618)	240
Communications Software Solutions Group	—	—
IEX Contact Center Group	—	—

Total	$(569)	$708

     The following table presents the impact on our consolidated cost of sales, by business unit, for the six months ended June 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in cost of sales:
Network Signaling Group	$34	$715
Switching Solutions Group	(1,526)	129
Communications Software Solutions Group	—	—
IEX Contact Center Group	—	—

Total	$(1,492)	$844

     Accounting for Contract Penalty Provisions
     Certain of our present and past customer sales contracts contain penalty provisions associated with meeting specified delivery dates of our products and services. We had historically deferred certain revenue subject to such penalty provisions based upon a probability assessment as to whether the penalty would ultimately be asserted. Under SOP 97-2, all revenue subject to these penalties is required to be deferred until the customer’s legal right to assert the penalty has expired, irrespective of the probability of an assertion of the penalty. Accordingly, our historical practice had resulted in a misstatement of revenues and a misstatement of deferred revenue relating to these sales arrangements as of June 30, 2005 and 2004.
     The following table presents the impact of this error on our consolidated revenues, by business unit, for the three months ended June 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$(768)	$(458)
Switching Solutions Group	—	31
Communications Software Solutions Group	(8)	(35)
IEX Contact Center Group	—	—

Total	$(776)	$(462)

     The following table presents the impact of this error on our consolidated revenues, by business unit, for the six months ended June 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$(588)	$(1,416)
Switching Solutions Group	(70)	31
Communications Software Solutions Group	(35)	(35)
IEX Contact Center Group	—	—

Total	$(693)	$(1,420)

     Other Miscellaneous Accounting, Financial Statement Presentation and Disclosure Errors
     Certain previously identified errors had been determined to be immaterial both individually and in the aggregate to our consolidated financial statements. We have also corrected these errors in our financial statements in connection with the Second Quarter Restatement. These additional adjustments consist of (i) adjustments to combine certain deferred tax liabilities and deferred tax assets that were previously reported separately, (ii) adjustments to correct certain prior period purchase accounting entries that resulted in a misclassification between accounts receivable and goodwill, and (iii) adjustments to correct certain other accounting and disclosure items primarily associated with the over or under accrual of certain expenses at various reporting dates. The impact of these items is reflected in the Summary of Second Quarter Restatement Adjustments below.

Summary of Second Quarter Restatement Adjustments
     The following schedules reconcile the amounts as originally reported in our consolidated balance sheets as of June 30, 2005 and December 31, 2004, the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for six months ended June 30, 2005 and 2004 to the corresponding restated amounts in each of these statements:

	As of June 30, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
	(Thousands)
Consolidated Balance Sheet:
ASSETS
Current assets:
Cash and cash equivalents	$34,549	$—		$34,549
Short-term investments, at fair value	173,478	—		173,478
Accounts receivable, net	99,817	1,686	(1)	102,029
		526	(5)
Inventories	51,372	(1,207	) (2)	50,165

Deferred income taxes, net	13,703	(1,711	) (11)	11,992
Deferred costs and prepaid commissions	—	13,874	(3)	55,183
		41,309	(4)
Income taxes receivable	—	5,905	(11)	5,905
Prepaid expense and other current assets	51,482	(41,309	) (4)	16,062
		(72	) (5)
		5,961	(6)

Total current assets	424,401	24,962		449,363
Long-term investments, at fair value	93,293	—		93,293
Property and equipment, net	38,083	—		38,083
Investment in privately-held company	7,322	—		7,322
Deferred income taxes	46,829	(18,026	) (7)	29,188
		385	(11)
Other assets	5,616	—		5,616
Goodwill	128,851	(2,290	) (1)	126,561
Intangible assets, net	80,529	(5,961	) (6)	74,568

Total assets	$824,924	$(930)		$823,994

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$38,442	$—		$38,442
Accrued expenses	25,611	(937	) (1)	20,615
		(3,774	) (3)
		(285	) (5)
Accrued payroll and related expenses	25,696	(356	) (5)	25,340
Short-term notes and current portion of notes payable	2,163	—		2,163
Current portion of deferred revenues	127,328	333	(1)	200,732
		73,071	(3)
Income taxes payable	2,169	(2,169	) (11)	—

Total current liabilities	221,409	65,883		287,292
Notes payable	45	—		45
Long-term convertible debt	125,000	—		125,000
Deferred income taxes	18,026	(18,026	) (7)	—
Long-term portion of deferred revenues	3,852	1,970	(3)	5,822

Total liabilities	368,332	49,827		418,159

Minority interest	11,264	(1,282	) (8)	9,982
Total shareholders’ equity	445,328	(44,437	) (9)	395,853
		(5,038	) (10)

Total liabilities and shareholders’ equity	$824,924	$(930)		$823,994

(1)	To correct certain clerical errors in the purchase accounting entries relating to our Steleus acquisition and the reversal of $937,000 of accrued liabilities that were improperly recorded upon acquisition.

(2)	To record the allocation of book-to-physical inventory adjustments resulting from our physical inventory in December 2005 in the appropriate interim period.

(3)	To record cumulative adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue

Recognition” above.

(4)	To present deferred costs and prepaid commissions as a separate line item on our consolidated balance sheets.

(5)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(6)	To reclassify certain prepaid royalties from “Intangible assets, net” to “Prepaid expense and other current assets.”

(7)	To combine certain deferred tax liabilities and deferred tax assets that were previously reported separately.

(8)	To correct “minority interest” for the effects of restatement adjustments (2), (3) and (5) above which are related to our then majority-owed subsidiary, Santera Systems Inc.

(9)	To reflect the cumulative effects on shareholders’ equity of the restatement adjustments as of March 31, 2005. The principal adjustment resulted from additional deferred revenues of $65.1 million, offset by related deferred costs and income tax effects.

(10)	To reflect the effects on shareholders’ equity of the adjustments detailed in items (2), (3), (5) and (8) for the three months ended June 30, 2005. These adjustments included (i) an increase in deferred compensation of $247,000 related to certain restricted stock unit awards and (ii) a $4,791,000 decrease in retained earnings resulting from restatement adjustments in the three months ended June 30, 2005.

(11)	To reflect the income tax effects of the adjustments detailed in items (1), (2), (3), (5), and (8) above.

	As of December 31, 2004
	As Previously	Restatement
	Reported	Adjustments		Restated
	(Thousands)
Consolidated Balance Sheet:
ASSETS
Current assets:
Cash and cash equivalents	$48,925	$—		$48,925
Short-term investments, at fair value	134,435	—		134,435
Accounts receivable, net	107,850	1,686	(1)	109,536
Inventories	33,654	—		33,654
Deferred income taxes, net	15,804	(746	) (10)	15,058
Deferred costs and prepaid commissions	—	13,342	(2)	46,206
		32,864	(3)
Prepaid expense and other current assets	44,639	(32,864	) (3)	15,947
		621	(10)
		(72	) (4)
		3,623	(5)

Total current assets	385,307	18,454		403,761
Long-term investments, at fair value	93,622	—		93,622
Property and equipment, net	30,617	—		30,617
Investment in privately-held company	7,322	—		7,322
Deferred income taxes	45,748	(19,586	) (6)	26,547
		385	(10)
Other assets	6,757	—		6,757
Goodwill	128,732	(2,290	) (1)	126,442
Intangible assets, net	83,538	(3,623	) (5)	79,915

Total assets	$781,643	$(6,660)		$774,983

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$35,316	$—		$35,316
Accrued expenses	30,417	(937	) (1)	17,536
		(2,876	) (2)
		(501	) (4)
		(8,567	) (10)
Accrued payroll and related expenses	23,478	12	(4)	23,490
Short-term notes and current portion of notes payable	3,266	—		3,266
Current portion of deferred revenues	92,182	333	(1)	174,849
		82,334	(2)
Income taxes payable	646	(646	) (10)	—

Total current liabilities	185,305	69,152		254,457
Notes payable	78	—		78
Long-term convertible debt	125,000	—		125,000
Deferred income taxes	19,586	(19,586	) (6)	—
Long-term portion of deferred revenues	2,187	1,880	(2)	4,067

	As of December 31, 2004
	As Previously	Restatement
	Reported	Adjustments		Restated
	(Thousands)
Total liabilities	332,156	51,446		383,602

Minority interest	20,489	(2,861	) (7)	17,628
Total shareholders’ equity	428,998	(35,548	) (8)	373,753
		(19,697	) (9)

Total liabilities and shareholders’ equity	$781,643	$(6,660)		$774,983

(1)	To correct certain clerical errors in the purchase accounting entries relating to our Steleus acquisition and the reversal of $937,000 of accrued liabilities that were improperly recorded upon other acquisitions.

(2)	To record cumulative adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue Recognition” above.

(3)	To present deferred costs and prepaid commissions as a separate line item on our consolidated balance sheets.

(4)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(5)	To reclassify certain prepaid royalties from “Intangible assets, net” to “Prepaid expense and other current assets.”

(6)	To combine certain deferred tax liabilities and deferred tax assets that were previously reported separately.

(7)	To correct “minority interest” for the effects of restatement adjustments (2) and (4) above which are related to our then majority-owed subsidiary, Santera Systems Inc.

(8)	To reflect the cumulative effects on shareholders’ equity of the restatement adjustments as of December 31, 2002. The principal adjustment resulted from additional deferred revenues of $45.7 million, offset by related deferred costs and income tax effects.

(9)	To reflect the effects on shareholders’ equity of the adjustments detailed in items (2), (4), (7) and (10) for the years ended December 31, 2003 and 2004.

(10)	To reflect the income tax effects of the adjustments detailed in items (1), (2), (4) and (7) above.

	For the Three Months Ended June 30, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
	(Thousands, except per-share data)
Consolidated Statement of Operations:
Revenues	$133,044	$(10,316	) (1)	$122,728
Costs of Sales:
Cost of goods sold	39,692	(2,890	) (1)	47,011
		10,019	(2)
		190	(3), (4)
Amortization of purchased technology	1,997	—		1,997

Total cost of sales	41,689	7,319		49,008

Gross profit	91,355	(17,635)		73,720

Operating expenses:
Research and development	30,966	463	(2)	31,429
Selling, general and administrative	50,942	(182	) (1)	40,208
		(10,482	) (2)
		(70	) (4)
Amortization of intangible assets	702	—		702
Restructuring	2,503	—		2,503

Total operating expenses	85,113	(10,271)		74,842

Income from operations	6,242	(7,364)		(1,122)
Other income (expense), net	426	(15	) (4)	411

Income before provision for income taxes	6,668	(7,379)		(711)
Provision for income taxes	3,942	(2,574	) (6)	1,368

Income before minority interest	2,726	(4,805)		(2,079)
Minority interest	2,850	14	(5)	2,864

Net income	$5,576	$(4,791)		$785

Earnings per share:
Basic	$0.08			$0.01
Diluted	0.08			0.01

(1)	To record adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue Recognition” above.

(2)	To correct the classification of customer service costs as discussed above under “Misclassification of Certain Customer Service Costs.”

(3)	To record the allocation of book-to-physical inventory adjustments resulting from our physical inventory in December 2005 in the appropriate interim period.

(4)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(5)	To correct “minority interest” for the effects of restatement adjustments (1), (3) and (4) above which are related to our then majority-owed subsidiary, Santera Systems Inc.

(6)	To reflect the income tax adjustments related to the adjustments detailed in items (1), (3) and (4) above.

	For the Three Months Ended June 30, 2004
	As Previously	Restatement
	Reported	Adjustments		Restated
	(Thousands, except per-share data)
Consolidated Statement of Operations:
Revenues	$95,618	$(422	) (1)	$95,196
Costs of Sales:
Cost of goods sold	23,953	1,136	(1)	32,561
		7,472	(2)
Amortization of purchased technology	2,392	—		2,392

Total cost of sales	26,345	8,608		34,953

Gross profit	69,273	(9,030)		60,243

Operating expenses:
Research and development	24,169	383	(2)	24,552
Selling, general and administrative	38,165	(14	) (1)	30,239
		(7,855	) (2)
		(57	) (3)
Acquired in-process research and development	8,000	—		8,000
Amortization of intangible assets	409	—		409
Restructuring	110	—		110

Total operating expenses	70,853	(7,543)		63,310

Income (loss) from operations	(1,580)	(1,487)		(3,067)
Other income (expense), net	(353)	57	(4)	(296)

Income (loss) before provision for income taxes	(1,933)	(1,430)		(3,363)
Provision for income taxes	6,952	(733	) (6)	6,219

Income (loss) before minority interest	(8,885)	(697)		(9,582)
Minority interest	8,581	(439	) (5)	8,142

Net income (loss)	$(304)	$(1,136)		$(1,440)

Earnings per share:
Basic	$0.00			$(0.02)
Diluted	0.00			(0.02)

(1)	To record adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue Recognition” above.

(2)	To correct the classification of customer service costs as discussed above under “Misclassification of Certain Customer Service Costs.”

(3)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(4)	To correct for errors relating to foreign currency translation.

(5)	To correct “minority interest” for the effects of restatement adjustments (1) and (3) above which are related to our then majority-owed subsidiary, Santera Systems Inc.

(6)	To reflect the income tax adjustments related to the adjustments detailed in items (1), (3) and (4) above.

	For the Six Months Ended June 30, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
	(Thousands, except per-share data)
Consolidated Statement of Operations:
Revenues	$252,419	$9,172	(1)	$261,591
Costs of Sales:
Cost of goods sold	71,294	(1,960	) (1)	89,478
		19,442	(2)
		702	(3), (4)
Amortization of purchased technology	3,752	—		3,752

Total cost of sales	75,046	18,184		93,230

Gross profit	177,373	(9,012)		168,361

Operating expenses:
Research and development	60,972	886	(2)	61,858
Selling, general and administrative	98,330	529	(1)	78,081
		(20,328	) (2)
		(450	) (4)
Amortization of intangible assets	1,581	—		1,581
Restructuring	2,760	—		2,760

Total operating expenses	163,643	(19,363)		144,280

Income from operations	13,730	10,351		24,081
Other income (expense), net	(1,092)	(19	) (4),(5)	(1,111)

Income before provision for income taxes	12,638	10,332		22,970
Provision for income taxes	9,631	2,725	(7)	12,356

Income before minority interest	3,007	7,607		10,614
Minority interest	9,225	(1,579	) (6)	7,646

Net income	$12,232	$6,028		$18,260

Earnings per share:
Basic	$0.19			$0.28
Diluted	0.18			0.26

(1)	To record adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue Recognition” above.

(2)	To correct the classification of customer service costs as discussed above under “Misclassification of Certain Customer Service Costs.”

(3)	To record the allocation of book-to-physical inventory adjustments resulting from our physical inventory in December 2005 in the appropriate interim period.

(4)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(5)	To correct for errors relating to foreign currency translation.

(6)	To correct “minority interest” for the effects of restatement adjustments (1), (3) and (4) above which are related to our then majority-owed subsidiary, Santera Systems Inc.

(7)	To reflect the income tax adjustments related to the adjustments detailed in items (1), (3), (4) and (5) above.

	For the Six Months Ended June 30, 2004
	As Previously	Restatement
	Reported	Adjustments		Restated
	(Thousands, except per-share data)
Consolidated Statement of Operations:
Revenues	$174,488	$(3,318	) (1)	$171,170
Costs of Sales:
Cost of goods sold	43,338	(391	) (1)	57,034
		14,087	(2)
Amortization of purchased technology	5,456	—		5,456

Total cost of sales	48,794	13,696		62,490

Gross profit	125,694	(17,014)		108,680

Operating expenses:
Research and development	44,788	780	(2)	45,568
Selling, general and administrative	70,436	(74	) (1)	55,493
		(14,867	) (2)
		(2	) (3)
Acquired in-process research and development	8,000	—		8,000
Amortization of intangible assets	941	—		941
Restructuring	1,052	—		1,052

Total operating expenses	125,217	(14,163)		111,054

Income (loss) from operations	477	(2,851)		(2,374)
Other income (expense), net	115	14	(4)	129

Income (loss) before provision for income taxes	592	(2,837)		(2,245)
Provision for income taxes	13,205	(647	) (6)	12,558

Income (loss) before minority interest	(12,613)	(2,190)		(14,803)
Minority interest	18,158	519	(5)	18,677

Net income	$5,545	$(1,671)		$3,874

Earnings per share:
Basic	$0.09			$0.06
Diluted	0.09			0.06

(1)	To record adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue Recognition” above.

(2)	To correct the classification of customer service costs as discussed above under “Misclassification of Certain Customer Service Costs.”

(3)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(4)	To correct for errors relating to foreign currency translation.

(5)	To correct “minority interest” for the effects of restatement adjustments (1) and (3) above which are related to our majority-owed subsidiary, Santera Systems Inc.

(6)	To reflect the income tax adjustments related to the adjustments detailed in items (1), (3) and (4) above.
     The restatement adjustments described above did not materially impact our cash flows from operations, investing activities or financing activities within our consolidated statements of cash flows and consequently, schedules reconciling each line item on our consolidated statements of cash flows as previously reported to restated amounts are not presented herein. The effects of the restatement adjustments on cash flows from operations, cash flows from investing and financing activities and the effects of exchange rate changes on cash for the six months ended June 30, 2005 and 2004 are as follows:

	For the Six Months Ended June 30, 2005
	As Previously	Restatement
	Reported	Adjustments	Restated
	(Thousands)
Net cash provided by operating activities	$48,180	$11	$48,191
Net cash used in investing activities	(64,576)	—	(64,576)
Net cash provided by financing activities	2,136	—	2,136
Effect of exchange rate changes on cash	(116)	(11)	(127)

Net increase (decrease) in cash and cash equivalents	(14,376)	—	(14,376)
Cash and cash equivalents at beginning of the period	48,925	—	48,925

Cash and cash equivalents at end of the period	$34,549	$—	$34,549

	For the Six Months Ended June 30, 2004
	As Previously	Restatement
	Reported	Adjustments	Restated
	(Thousands)
Net cash provided by operating activities	$3,982	$14	$3,996
Net cash used in investing activities	(17,856)	—	(17,856)
Net cash provided by financing activities	6,525	—	6,525
Effect of exchange rate changes on cash	16	(14)	2

Net increase (decrease) in cash and cash equivalents	(7,333)	—	(7,333)
Cash and cash equivalents at beginning of the period	45,261	—	45,261

Cash and cash equivalents at end of the period	$37,928	$—	$37,928

Note C. Acquisitions (Restated)
     On April 8, 2004, we completed the acquisition of all of the outstanding shares of capital stock of privately held Taqua, Inc. (“Taqua”). Taqua develops, markets and sells solutions for next-generation switches optimized for the small switch service provider market. The acquisition was accomplished by means of a reverse triangular merger of a new wholly owned subsidiary of Tekelec (“Merger Sub”), with and into Taqua (the “Acquisition”). As a result of the Acquisition, Taqua became the surviving corporation and a wholly owned subsidiary of Tekelec. The operations of Taqua have been integrated into the operations of our Switching Solutions Group as of June 30, 2005.
     Taqua’s operating results are included in our consolidated results since the date of acquisition. The following table shows our pro forma revenue, net income and earnings per share giving effect to the Taqua acquisition as of the beginning of 2004:

Six Months Ended
June 30, 2004
(Restated)
(Thousands, except per-
share amounts)
Revenues	$174,002
Net income	13,978
Earnings per share:
Basic	0.22
Diluted	0.21
     The above pro forma information excludes the impact of the write-off of acquired in-process research and development costs of $8.0 million that were included in our results of operations for the six months ended June 30, 2005.
Note D. Minority Interest in Santera Systems Inc. (Restated)
     The net income and losses of Santera Systems Inc. are allocated between Tekelec and the minority stockholders based on their relative interests in the equity of Santera and the related liquidation preferences. This approach requires net losses to be allocated first to the Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent net income will be allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income will then be allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and thereafter to the holders of Santera common stock in proportion to their relative ownership interests in the equity of Santera. The loss allocated to minority interest of Santera for the three and six months ended June 30, 2005 and 2004, was computed as follows (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(Thousands)
Santera net loss (includes amortization of intangibles of $753, $1,057, $1,265 and $2,936, respectively)	$4,619	$13,132	$12,332	$30,124
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%	62%	62%	62%

Minority interest losses	$2,864	$8,142	$7,646	$18,677

     Since our acquisition of a majority interest in Santera, the total net losses that are allocable to the Series A Preferred Stock are $82.3 million as of June 30, 2005, leaving $16.1 million of losses to be allocated to the Series A Preferred Stock until fully absorbed. After the Series A Preferred Stock has fully absorbed such losses, all subsequent net losses of Santera, if any, will be allocated to the Series B Preferred Stock, of which we own 100%. As discussed further in Note O, on August 3, 2005, we amended our agreement with the other shareholders of Santera in order to purchase the remaining interest of Santera for $75.6 million. We expect to complete the acquisition of the remaining interest in the fourth quarter of 2005.
Note E. Restructuring and Other Costs
     We account for restructuring costs related to relocation costs and retention bonuses in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Restructuring charges are recorded as liabilities as incurred. Accordingly, retention bonuses are accrued and expensed over the required service period. We account for severance costs in accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits.” The severance benefits provided as part of restructurings are part of an ongoing benefit arrangement, and accordingly, we have accrued a liability for expected severance costs. Restructuring liabilities are included in accrued expenses, accrued payroll and operating expenses in the accompanying financial statements.
Corporate Headquarters Relocation and Taqua Restructuring
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
     During 2004, we entered into a lease agreement for approximately 22,400 square feet of office space in Westlake Village, California through December 2014. During the second quarter of 2005, after being notified by the Landlord for this building that it would be unable to deliver possession of the premises in accordance with the lease terms, we terminated the lease. The Landlord disputes our right to terminate the lease. As a result of our decision to terminate the lease, we recorded a charge of $291,000 in the six months ended June 30, 2005 related to the write-off of certain leasehold improvements, anticipated legal costs associated with the disputed termination of the lease and the anticipated forfeiture of our deposits paid to the Landlord.
     Costs related to the Corporate Headquarters Relocation and Taqua Restructuring are as follows:

		Costs Incurred
		for the	Cumulative
	Total Costs	Three Months	Costs Incurred
	Expected to be	Ended	through
	Incurred	June 30, 2005	June 30, 2005
		(Thousands)
Severance costs and retention bonuses	$2,866	$1,873	$1,873
Employee relocation costs	229	9	9
Facility relocation costs	1,124	389	580
Other(1)	996	198	198

Total	$5,215	$2,469	$2,660

(1)	Consists of costs related to the transition of our corporate headquarters including recruitment, signing bonuses and training costs related to the hiring of finance and administrative personnel in Morrisville as well as travel costs during the transition period. In addition, other costs include salary costs for duplicative employees during the transition of job responsibilities from employees located in Calabasas to the successor employees in Morrisville. These transition costs are expensed as incurred.

     Activity related to the Corporate Headquarters Relocation and Taqua Restructuring accrual is as follows:

	Total
	Restructuring
	Charges	Payments as of	Balance at
	Accrued, Net	June 30, 2005	June 30, 2005
		(Thousands)
Severance costs and retention bonuses	$1,873	$—	$1,873
Facility costs	161	—	161

Total	$2,034	$—	$2,034

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
     The costs related to the Manufacturing Relocation Restructuring were as follows:

		Costs Incurred
	Total	for the	Cumulative
	Total Costs	Three Months	Costs Incurred
	Expected to be	Ended	Through
	Incurred	June 30, 2005	June 30, 2005
		(Thousands)
Severance costs and retention bonuses	$972	$—	$972
Employee relocation costs	550	34	550
Facility relocation costs	243	—	243

Total	$1,765	$34	$1,765

     Activity related to the Manufacturing Relocation Restructuring accrual is as follows:

	Total
	Restructuring
	Charges	Payments as of	Balance at
	Accrued, Net	June 30, 2005	June 30, 2005
		(Thousands)
Severance costs and retention bonuses	$972	$(924)	$48

Total	$972	$(924)	$48

Note F. Gain (Loss) on Investment in Alcatel
     In December 2004, in connection with the acquisition of Spatial Communications Technologies (“Spatial”) by Alcatel, Santera Systems Inc., our majority owned subsidiary, received an aggregate of 1,363,380 shares of freely tradable Alcatel shares valued at $14.91 per share in exchange for shares of Spatial common stock then held by Santera. During the first quarter of 2005, Santera sold 1,263,380 Alcatel shares for proceeds of $17.5 million resulting in realized losses of $1.3 million.
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
Note G. Certain Balance Sheet Items (Restated)

	June 30,	December 31,
	2005	2004
	(Restated)	(Restated)
	(Thousands)
Inventories consist of the following:
Raw materials	$30,586	$20,972
Work in process	6,092	4,147
Finished goods	13,487	8,535

Inventories	$50,165	$33,654

	June 30,	December 31,
	2005	2004
	(Restated)	(Restated)
	(Thousands)
Property and equipment consist of the following:
Manufacturing and development equipment	$89,391	$82,120
Furniture and office equipment	48,185	44,599
Demonstration equipment	3,720	4,016
Leasehold improvements	12,415	10,992

	153,711	141,727
Less accumulated depreciation	(115,628)	(111,110)

Property and equipment, net	$38,083	$30,617

Intangible assets consist of the following:
Purchased technology	$76,900	$76,900
Other	7,920	10,190

	84,820	87,090
Less accumulated amortization	(10,252)	(7,175)

Intangible assets, net	$74,568	$79,915

     The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. The estimated remaining amortization expense related to identifiable intangible assets as of June 30, 2005 is as follows:

(Thousands)
For the Years Ending December 31,	(Restated)
2005	$4,515
2006	7,572
2007	6,270
2008	6,270
2009	6,175
Thereafter	43,766

Total	$74,568

Note H. Financial Instruments
     We use derivative instruments, such as forward contracts, to manage our exposure to market risks such as interest rate and foreign exchange risks. We record derivative instruments as assets or liabilities in the condensed consolidated financial statements at fair value.
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
     As of June 30, 2005, we had five foreign currency forward contracts outstanding to sell approximately 11.7 million Euros in order to hedge certain receivables balances denominated in that currency. These contracts had an expiration date of July 6, 2005 and are accounted for as fair value hedges. As of June 30, 2004, we had no foreign currency forward contracts outstanding.
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
Note I. Income Taxes (Restated)
     The income tax provisions for the three months ended June 30, 2005 and 2004 were $1.4 million and $6.2 million, respectively, and for the six months ended June 30, 2005 and 2004 were $12.4 million and $12.6 million, respectively, and reflect the effects of non-deductible acquisition-related costs and non-deductible losses of Santera.
     Our provision for income taxes does not include any benefit from the losses generated by Santera, as such losses cannot be included on our federal consolidated tax return inasmuch as our majority ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations. A full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Accordingly, we have provided a $93.2 million valuation allowance against the deferred tax assets of Santera as of June 30, 2005. In addition to the fully reserved deferred tax assets of Santera, we have deferred tax assets of $59.2 million as of June 30, 2005, against which we have not provided a valuation allowance. The realization of these assets is dependent on the generation of future taxable income.
     Excluding the effect of acquisition-related items and Santera’s operating results, an effective rate of 35% was applied to income from operations for the three and six months ended June 30, 2005 and 2004, and represent federal, state and foreign taxes on our income, reduced primarily by estimated research and development credits, foreign tax credits, the manufacturing deduction, and other benefits from foreign sourced income.
Note J. Lines of Credit, Notes Payable and Long-Term Convertible Debt
     As of June 30, 2005, we had a $30.0 million credit facility collateralized by a pledged account where our investments are held by an intermediary financial institution. This credit facility bears interest at, or in some cases below, the lender’s prime rate (6.25% at June 30, 2005), and expires on December 15, 2005, if not renewed. The credit facility was extended to December 2006 in December 2005. In the event that we borrow against this facility, we are required to maintain collateral in the amount of the borrowing in the pledged account. As of June 30, 2005, we maintained $7.0 million in this collateral account, reported as long-term investments on the consolidated balance sheet. There have been no borrowings under this facility, however, in the normal course of business, we issue letters of credit under this facility. There were no letters of credit outstanding as of June 30, 2005. The commitment fees paid on the unused line of credit were not significant for the three and six months ended June 30, 2005. Under the terms of this credit facility, we are required to maintain certain financial covenants. We were in compliance with these covenant requirements as of June 30, 2005. However, due to the 2006 Restatement of certain of our previously issued financial statements and the delayed filing of (i) our Annual Report on Form 10-K for the year ended December 31, 2005 and (ii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, we breached certain terms and covenants of the credit facility. The lender has granted us a waiver of certain of these breaches providing us, among other things, with an extension of time in which to comply with certain of the terms and covenants of the credit facility.
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
Note K. Commitments and Contingencies
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
Note L. Stock-Based Compensation (Restated)
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
     During 2004, we issued restricted stock units (“RSUs”) for 116,510 shares to employees of VocalData and Steleus resulting in deferred stock-based compensation of approximately $2.0 million. These RSUs vest over a one-year period and are being accounted for as compensation expense over the vesting period. During the three months ended June 30, 2005, four employees were granted a total of 112,281 restricted stock units (“RSUs”). In connection with these grants, we recorded $1.6 million of deferred stock-based compensation, which is being amortized as compensation expense over the one-year vesting period. These RSU grants were made under Tekelec’s 2004 Equity Incentive Plan for New Employees and met the “employee inducement” exception to the Nasdaq rules requiring shareholder approval of equity-based incentive plans. For the three and six months ended June 30, 2005, we recognized approximately $0.5 million and $1.0 million of compensation expense related to the amortization of the deferred stock-based compensation for these RSUs, respectively. As of June 30, 2005, the Company had approximately $2.0 million remaining in deferred stock based compensation relating to these RSUs.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
		(Thousands, except per-share data)
Stock-based compensation, net of tax:
As reported	$473	$52	$1,083	$166
Additional stock-based compensation expense determined under the fair value method	4,480	4,025	9,160	7,415

Pro forma	$4,953	$4,077	$10,243	$7,581

Net income (loss):
As reported	$785	$(1,440)	$18,260	$3,874
Less: additional stock-based compensation expense determined under the fair value method, net of tax	(4,480)	(4,025)	(9,160)	(7,415)

Pro forma	$(3,695)	$(5,465)	$9,100	$(3,541)

Earnings (loss) per share-basic:
As reported	$0.01	$(0.02)	$0.28	$0.06
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.07)	(0.07)	(0.14)	(0.12)

Pro forma	$(0.06)	$(0.09)	0.14	(0.06)

Earnings (loss) per share-diluted:
As reported	$0.01	$(0.02)	$0.27	$0.06
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.07)	(0.07)	(0.13)	(0.12)

Pro forma	$(0.06)	$(0.09)	$0.14	$(0.06)

Weighted average number of shares outstanding:
Basic	65,723	62,458	65,660	62,246
Diluted	65,723	62,458	67,142	62,246
Note M. Operating Segment Information (Restated)
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

     Our operating segments and geographical information are as follows (in thousands):
Operating Segments

	Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Network Signaling Group	$73,130	$64,014	$167,078	$124,629
Switching Solutions Group	32,461	15,203	60,516	18,740
Communications Software Solutions Group	6,576	5,479	12,954	8,059
IEX Contact Center Group	11,246	10,500	22,082	19,742
Intercompany Eliminations	(685)	—	(1,039)	—

Total net revenues	$122,728	$95,196	$261,591	$171,170

	Income (Loss) from Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Network Signaling Group	$30,036	$28,753	$81,706	$55,380
Switching Solutions Group	(11,575)	(16,886)	(23,745)	(30,645)
Communications Software Solutions Group	(5,843)	1,809	(9,600)	413
IEX Contact Center Group	4,140	4,304	7,336	7,381
General Corporate(1)	(17,880)	(21,047)	(31,616)	(34,903)

Total income (loss) from operations	$(1,122)	$(3,067)	$24,081	$(2,374)

(1)	General Corporate includes acquisition-related charges and amortization of $2,379 and $10,609 for the three months ended June 30, 2005 and 2004, respectively, and $5,346 and $13,973 for the six months ended June 30, 2005 and 2004, respectively, as well as other corporate expenses not specifically allocated to operating segments or specifically used by operating segment management to evaluate segment performance.
Enterprise-Wide Disclosures
     The following table sets forth, for the periods indicated, revenues from external customers by principal product line (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Network Signaling Group	$73,130	$64,014	$167,078	$124,629
Switching Solutions Group	32,461	15,203	60,516	18,740
Communications Software Solutions Group	5,891	5,479	11,915	8,059
IEX Contact Center Group	11,246	10,500	22,082	19,742

Total	$122,728	$95,196	$261,591	$171,170

     The following table sets forth, for the periods indicated, revenues from external customers by geographic territory (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
North America(1)	$91,732	$86,115	$209,325	$148,234
Europe Middle East and Africa	15,878	4,272	26,199	6,697
Caribbean and Latin America	8,339	2,765	12,176	9,959
Asia Pacific	6,779	2,044	13,891	6,280

Total	$122,728	$95,196	$261,591	$171,170

(1)	North America includes revenues in the United States of $79,912 and $81,748 for the three months ended June 30, 2005 and 2004, respectively, and $195,419 and $136,984 for the six months ended June 30, 2005 and 2004, respectively.

     The following table sets forth, for the periods indicated, the Company’s long-lived assets including net property and equipment, investment in privately-held company and other tangible assets by geographic area (in thousands):

	June 30,	December 31,
	2005	2004
United States	$47,346	$42,187
Other	3,675	2,509

Total	$51,021	$44,696

     For the three months ended June 30, 2004, sales to the combined company formed by the merger of AT&T Wireless and Cingular accounted for 14% of our revenues, and 25% and 15% of our revenues for the six months ended June 30, 2005 and 2004, respectively. Sales to this customer were made from our Network Signaling Group and the IEX Contact Center Group. Sales to Alcatel accounted for 23% and 12% of our revenues for the three months ended June 30, 2005 and 2004, respectively, and 15% of our revenues for the six months ended June 30, 2005. Sales to this customer were made from our Switching Solutions Group.
     Sales to Verizon accounted for 15% and 12% of our revenues for the three and six months ended June 30, 2004, respectively, and included sales from our Network Signaling Group, our IEX Contact Center Group and our Switching Solutions Group.
Note N. Earnings Per Share (Restated)
     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2005 and 2004:

	Net Income
	(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Thousands, except per share data)
For the Three Months Ended June 30, 2005:
Basic earnings per share	$785	65,723	$0.01
Effect of Dilutive Securities — Stock Options and Warrants	—	1,535

Diluted earnings per share	$785	67,258	$0.01

For the Three Months Ended June 30, 2004:
Basic earnings (loss) per share	$(1,440)	62,458	$(0.02)
Effect of Dilutive Securities — Stock Options and Warrants	—	—

Diluted earnings (loss) per share	$(1,440)	62,458	$(0.02)

For the Six Months Ended June 30, 2005:
Basic earnings per share	$18,260	65,660	$0.28
Effect of Dilutive Securities — Stock Options and Warrants	1,162	8,353

Diluted earnings per share	$19,422	74,013	$0.26

For the Six Months Ended June 30, 2004:
Basic earnings per share	$3,874	62,246	$0.06
Effect of Dilutive Securities — Stock Options and Warrants	—	2,928

Diluted earnings per share	$3,874	65,174	$0.06

     The computation of diluted number of shares excludes unexercised stock options and warrants and potential shares issuable upon conversion of our 2.25% senior subordinated convertible notes due 2008 that are anti-dilutive. The numbers of such shares excluded were 21.9 million and 21.7 million for the three months ended June 30, 2005 and 2004, respectively, and 13.8 million and 16.7 million for the six months ended June 30, 2005 and 2004, respectively.
Note O. Subsequent Events
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
     The acquisition will be accounted for using the purchase method of accounting. The financial results of iptelorg, subsequent to the acquisition date of July 13, 2005, will be included in the operations of our Network Signaling Group.

     Acquisition of Minority Interest in Santera Systems Inc.
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
     As discussed in Note B of the “Notes to Condensed Consolidated Financial Statements” contained in Item 1 of this Form 10-Q/A, we have restated our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004. Specifically, we have restated our condensed consolidated financial statements as the result of certain errors that existed in our previously issued financial statements, principally related to our application of SOP 97-2 and to our accounting, presentation and disclosure of certain financial statement items such as (i) customer service costs, (ii) deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and (iii) certain miscellaneous accrued expenses and prior period purchase accounting entries. All referenced amounts in this report for the three and six months ended June 30, 2005 and 2004 reflect balances and amounts on a restated basis.
     Except for the items identified in the Explanatory Note and as required to reflect the Second Quarter Restatement and certain matters relating to the 2006 Restatement, this Form 10-Q/A does not modify or update other disclosures presented in the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A, including the financial statements and the notes thereto included herein, generally does not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update disclosures therein which were affected by subsequent events. For information regarding events subsequent to the original filing of the Form 10-Q, this Form 10-Q/A should be read in conjunction with our 2005 Form 10-K and our other filings with the SEC since the date of the original filing of the Form 10-Q, including the amendments to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and September 30, 2005, which we are filing with the SEC substantially contemporaneously with the filing of this Form 10-Q/A.
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
     Our products are organized according to our four major operating groups: the Network Signaling Group, the Switching Solutions Group, the Communications Software Solutions Group, and the IEX Contact Center Group. These operating groups were organized during the fourth quarter of 2004 principally as a result of a product rebranding initiative, corporate reorganization and integration activities following our acquisitions of Taqua, VocalData and Steleus. First, our network signaling product line became the Network Signaling Group; second, our next-generation switching product line became the Switching Solutions Group; third, a new Communications Software Solutions Group was created, comprised of Steleus products and certain of our business intelligence applications and other network element independent solution products that were formerly included in the network signaling product line; and fourth, our contact center product line was renamed the IEX Contact Center Group.
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
Results of Operations
     The following table sets forth, for the periods indicated, the percentages that certain statement of operations items bear to total revenues:

	Percentage of Revenues
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	38.3	34.2	34.2	33.3

	Percentage of Revenues
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Amortization of purchased technology	1.6	2.5	1.4	3.2

Gross profit	60.1	63.3	64.4	63.5

Research and development	25.6	25.8	23.6	26.6
Selling, general and administrative	32.8	31.8	29.8	32.4
Acquired in-process research and development	—	8.4	—	4.7
Restructuring and other	2.0	0.1	1.1	0.6
Amortization of intangible assets	0.6	0.4	0.6	0.5

Total operating expenses	61.0	66.5	55.1	64.8

Income (loss) from operations	(0.9)	(3.2)	9.3	(1.3)
Other income (expense), net	0.3	(0.3)	(0.4)	0.1

Income (loss) from operations before provision for income taxes	(0.6)	(3.5)	8.9	(1.2)
Provision for income taxes	1.1	6.5	4.7	7.3

Income (loss) before minority interest	(1.7)	(10.0)	4.2	(8.5)
Minority interest	2.3	8.6	2.9	10.9

Net income (loss)	0.6%	(1.4)%	7.1%	2.4%

     The following table sets forth, for the periods indicated, the revenues by segment as a percentage of total revenues:

	Percentage of Revenues
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Network Signaling Group	60%	67%	64%	73%
Switching Solutions Group	26	16	23	11
Communications Software Solutions Group	5	6	5	5
IEX Contact Center Group	9	11	8	11

Total	100%	100%	100%	100%

     The following table sets forth for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

	Percentage of Revenues
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
North America	75%	91%	80%	87%
Europe Middle East and Africa	13	4	10	4
Caribbean and Latin America	7	3	5	6
Asia Pacific	5	2	5	3

Total	100%	100%	100%	100%

Three Months Ended June 30, 2005 Compared with the Three Months Ended June 30, 2004
     Revenues. Our revenues increased by $27.5 million, or 29%, during the second quarter of 2005 due primarily to higher sales in the Switching Solutions and Network Signaling groups.
     Revenues from our Network Signaling Group (“NSG”) increased by $9.1 million, or 14%, due primarily to an increase of $9.6 million in sales of EAGLE STP initial systems and an increase of $9.2 million in sales of EAGLE STP extensions, partially offset by a $9.2 million decrease in sales of local number portability products. As discussed in Notes A and B to our unaudited condensed consolidated financial statements, NSG recognized revenue prior to the 2006 Restatement based on the timing of shipments of its products, including partial shipments, but post-2006 Restatement, NSG recognizes revenue under the residual method of accounting, which results in the deferral of all of our product revenue until all products within an order are shipped. Accordingly, the timing of revenue recognition in our NSG business unit could vary significantly from quarter to quarter depending on the timing of completion of the shipment of all products in an order.
     Revenues from our Switching Solutions Group increased $17.3 million, or 114%, primarily as a result of an increase of $15.3 million in sales of our wireless media gateway products, and an increase of approximately $2.0 million related to products and services obtained from our 2004 acquisitions of Taqua and VocalData.

     Revenues from our Communications Software Solutions Group increased by $0.4 million, or 8%, due primarily to the addition of revenues from products and services obtained from our acquisition of Steleus.
     Revenues from our IEX Contact Center Group increased by $0.7 million, or 7%, as a result of increased sales of TotalView products.
     In addition, a significant portion of our revenues in each quarter results from orders that are received in that quarter, and are difficult to predict. Further, we typically generate a significant portion of our revenues for each quarter in the last month of the quarter. We establish our expenditure levels based on our expectations as to future revenues, and if revenue levels were to fall below expectations, then such shortfall would cause expenses to be disproportionately high. Therefore, a drop in near-term demand could adversely affect revenues, causing a disproportionate reduction in profits or even losses in a quarter.
     We believe that our future revenue growth depends in large part upon a number of factors affecting the demand for our signaling and switching products. For our signaling products, domestically, we derive the majority of our signaling revenue from wireless operators, as wireless networks generate significantly more signaling traffic than wireline networks and, as a result, require significantly more signaling infrastructure. Factors that increase the amount of signaling traffic generated on a wireless network that we believe result in increased demand for our signaling products include the growth in the number of subscribers, the number of calls made per subscriber, minutes of use, roaming, and the use of advance features, such as text messaging. Internationally, in addition to the factors affecting our domestic sales growth described above, signaling product revenue growth depends primarily on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor, and our ongoing ability to meet the signaling requirements of the newly acquired customers. For our switching products, future revenue growth, both domestically and internationally, depends on the increasing adoption and deployment of packet-switching technology. As a result of the expansion of our product portfolio and our strategy of providing our customers with integrated products and services, the way that we recognize revenues in the future may be impacted. In the event that we sell integrated products and service that we cannot separate into multiple elements due to the inability to establish vendor-specific objective evidence, we will not be able to recognize revenue until all of the products and services are completely delivered.
     Gross Profit. Gross profit increased to $73.7 million from $60.2 million, but decreased as a percentage of revenues to 60.1% in the second quarter of 2005 compared to 63.3% in the second quarter of 2004. While revenues in all of our product lines increased during the second quarter of 2005, the decline in gross profit as a percentage of revenues is due primarily to revenues from sales of our Switching Solutions Group’s products, which traditionally produce lower gross profit margins, growing at a higher rate than revenues from our Network Signaling Group and other products. To the extent that future revenues from sales of our Switching Solutions Group’s products continue to increase as a percentage of our total revenues, our gross profit as a percentage of revenues may continue to decline. Further, as we enter new markets, particularly international markets, our gross margins as a percentage of revenues may decrease from time to time as the result of our decision to develop new sales channels and customer relationships in these markets.
     Research and Development. Research and development expenses increased overall by $6.9 million, or 28%, but decreased slightly as a percentage of revenues to 25.6% for the three months ended June 30, 2005 from 25.8% for the three months ended June 30, 2004. The dollar increase in 2005 was due primarily to an increase of $3.4 million in compensation and related expenses attributable to additional personnel employed by Tekelec as a result of our acquisitions of Steleus and VocalData in the second half of 2004, and secondarily to an increase of $1.5 million in consulting costs incurred on certain research and development projects.
     We intend to continue to make substantial investments in product and technology development and believe that our future success depends in large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $10.0 million, or 33.0%, and increased as a percentage of revenues to 32.8% for the three months ended June 30, 2005 from 31.8% for the three months ended June 30, 2004. The increases are primarily due to a $6.9 million increase in compensation and related expenses attributable to additional personnel employed by Tekelec as a result of our acquisitions of Steleus and VocalData in 2004. In addition, the increases are also attributable to a $1.2 million increase in travel expenses incurred as a result of our additional personnel, an increase in audit and Sarbanes-Oxley compliance fees of $0.7 million and an increase in facilities expenses of $1.1 million resulting primarily from (i) the addition of our Steleus and VocalData facilities in 2004 and (ii) expenses related to the lease of additional space in our Plano, Texas facility beginning in December 2004.
     Restructuring and Other Charges. In April 2005, we announced plans to relocate our corporate offices from Calabasas, California to our facilities in Morrisville, North Carolina. We believe the relocation will provide us with a significant opportunity to improve our operations by fully integrating our finance, accounting, corporate and information technology functions into the business units they support. In addition, we announced that our Taqua facility in Hyannis, Massachusetts, will be consolidated into our Plano, Texas facilities during 2005. The relocation of our corporate headquarters and consolidation of our Taqua facility resulted in restructuring charges of $2.5 million in the three months ended June 30, 2005, including a one-time charge of $150,000 related to the termination of our lease in Hyannis (See Note E — Restructuring and Other Costs — to our condensed consolidated financial statements). We expect these restructuring efforts to reduce our annual expenses from what they otherwise would have been by up to $2.0 million, primarily related to lower facility and personnel costs.
     In January 2004, we announced a cost reduction initiative that resulted in restructuring charges of $34,000 and $110,000 for the three months ended June 30, 2005 and 2004, respectively. These charges relate to our implementation of a global strategic manufacturing plan which includes outsourcing substantially all of our manufacturing operations and relocating our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina (See Note E — Restructuring and Other Costs – to our condensed consolidated financial statements).
     Amortization of Intangible Assets. Amortization of intangible assets was $702,000 for the three months ended June 30, 2005, compared to $409,000 for the three months ended June 30, 2004, and increased slightly as a percentage of revenues from 0.4% for the three months ended June 30, 2004 to 0.6% for the three months ended June 30, 2005. The increase of $293,000 for the three months ended June 30, 2005 is due to the amortization of intangible assets acquired as a result of the acquisitions of VocalData and Steleus during the second half of 2004.
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
     Acquired In-Process Research and Development. Acquired in-process research and development expense of $8.0 million in the second quarter of 2004 represents the write-off of acquired in-process research and development related to our Taqua acquisition. (See Note C — Acquisitions – to our condensed consolidated financial statements).
     Income Taxes. The income tax provisions for the three months ended June 30, 2005 and 2004 were $1.4 million and $6.2 million, respectively, and reflected the effect of non-deductible acquisition-related costs and non-deductible losses of Santera. Our provision for income taxes does not include any benefit from the losses generated by Santera because its losses cannot be included on our consolidated federal tax return since as our majority ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations, and a full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Excluding the effect of acquisition-related items and Santera’s operating results, an effective rate of 35% was applied to income from operations for the three months ended June 30, 2005 and 2004, and represent federal, state and foreign taxes on our income, reduced primarily by estimated research and development credits, foreign tax credits, the manufacturing deduction, and other benefits from foreign sourced income.
     Minority Interest. Minority interest represents the losses of Santera allocable to the minority stockholders. See Note D — Minority Interest in Santera – to our condensed consolidated financial statements.
Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004
     Revenues. Our revenues increased by $90.4 million, or 53%, during the six months ended June 30, 2005 due primarily to higher sales in the next-generation switching and network signaling product lines.
     Revenues from our Network Signaling Group increased by $42.4 million, or 34%, due to increases in sales of EAGLE STP initial systems and EAGLE STP extensions, partially offset by a decrease in sales of local number portability products.
     Revenues from our Switching Solutions Group increased $41.8 million, or 223%, primarily as a result of an increase in sales of our wireless media gateway products of $34.6 million and an increase in revenues of $7.2 million related to the sales of products and services acquired in our acquisitions of Taqua and VocalData.
     Revenues from our Communications Software Solutions Group increased by $3.9 million, or 48%, due primarily to the addition of revenues from sales of products and services acquired in our acquisition of Steleus.
     Revenues from our IEX Contact Center Group increased by $2.3 million, or 12%, as a result of increased sales of TotalView products.
     Gross Profit. Gross profit increased to $168.4 million from $108.7 million and increased as a percentage of revenues to 64.4% for the six months ended June 30, 2005 compared to 63.5% for the six months ended June 30, 2004. While revenues in all of our product lines increased during the first six months of 2005, the largest increase was in our Switching Solutions Group’s products, which traditionally produce lower gross profit margins. To the extent that future revenues from sales of our Switching Solutions Group’s products continue to increase as a percentage of our total revenues, our gross profit as a percentage of revenues may continue to decline. Further, as we enter new markets, particularly international markets, our gross margins as a percentage of revenues may decrease from time to time as the result of our decision to develop new sales channels and customer relationships in these markets.
     Research and Development. Research and development expenses increased overall by $16.3 million, or 35.7%, and decreased as a percentage of revenues to 23.6% for the six months ended June 30, 2005 from 26.6% for the six months ended June 30, 2004. The dollar increase in 2005 was due primarily to an increase of $8.6 million in compensation and related expenses attributable to additional personnel employed by Tekelec as a result of our acquisitions of Taqua, Steleus and VocalData in 2004, an increase of $4.0 million in consulting costs incurred on certain research and development projects and a $2.6 million increase in facilities costs related to the acquisitions of Steleus and VocalData.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $22.6 million, or 40.7%, and decreased as a percentage of revenues to 29.8% for the six months ended June 30, 2005 from 32.4% for the six months ended June 30, 2004. The increase is primarily due to a $16.6 million increase in compensation and related expenses attributable to additional personnel employed by Tekelec as a result of our acquisitions of Taqua, Steleus and VocalData in 2004. In addition, the increase is also attributable to a $3.2 million increase in travel expenses incurred as a result of our additional personnel, an increase in audit and Sarbanes-Oxley compliance fees of $1.3 million and an increase in facilities expenses of $1.2 million resulting primarily from (i) the addition of our Steleus and VocalData facilities in 2004 and (ii) expenses related to the lease of additional space in our Plano, Texas facility beginning in December 2004.
     Restructuring and Other Charges. In April 2005, we announced plans to relocate our corporate offices from Calabasas, California to our facilities in Morrisville, North Carolina. We believe the relocation will provide us with a significant opportunity to improve our operations by fully integrating our finance, accounting, corporate and information technology functions into the business units they support. In addition, we announced that our Taqua facility in Hyannis, Massachusetts, will be consolidated into our Plano, Texas facilities during 2005. The relocation of our corporate headquarters and consolidation of our Taqua facility resulted in restructuring charges of $2.7 million in the six months ended June 30, 2005, including a one-time charge of $150,000 related to the termination of our lease in Hyannis (See Note E — Restructuring and Other Costs – to our condensed consolidated financial statements). We expect these restructuring efforts to reduce our annual expenses from what they otherwise would have been by up to $2.0 million, primarily related to reduced facility and personnel costs.
     In January 2004, we announced a cost reduction initiative that resulted in restructuring charges of $100,000 for the six months ended June 30, 2005 compared to $1.1 million for the six months ended June 30, 2004. These charges relate to our implementation of a global strategic manufacturing plan which includes outsourcing substantially all of our manufacturing operations and relocating our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina (See Note E — Restructuring and Other Costs – to our condensed consolidated financial statements).
     Amortization of Intangible Assets. Amortization of intangible assets was $1.6 million for the six months ended June 30, 2005, compared to $941,000 for the six months ended June 30, 2004, and increased slightly as a percentage of revenues to 0.6% for the six months ended June 30, 2005 from 0.5% for the six months ended June 30, 2004. The increase of $640,000 for the six months ended June 30, 2005 is due to the amortization of intangible assets acquired in the acquisitions of Taqua, VocalData and Steleus during 2004.
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
     Acquired In-Process Research and Development. Acquired in-process research and development expense of $8.0 million in the six months ended June 30, 2004 represents the write-off of acquired in-process research and development related to our Taqua acquisition. (See Note C — Acquisitions – to our condensed consolidated financial statements).
     Income Taxes. The income tax provisions for the six months ended June 30, 2005 and 2004 were $12.4 million and $12.6 million, respectively, and reflected the effect of non-deductible acquisition-related costs and non-deductible losses of Santera. Our provision for income taxes does not include any benefit from the losses generated by Santera because its losses cannot be included on our consolidated federal tax return since as our majority ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations, and a full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Excluding the effect of acquisition-related items and Santera’s operating results, an effective rate of 35% was applied to income from operations for the six months ended June 30, 2005 and 2004, and represent federal, state and foreign taxes on our income, reduced primarily by estimated research and development credits, foreign tax credits, the manufacturing deduction, and other benefits from foreign sourced income.
     Minority Interest. Minority interest represents the losses of Santera allocable to the minority stockholders. See Note D — Minority

Interest in Santera – to our condensed consolidated financial statements.
Liquidity and Capital Resources
     During the six months ended June 30, 2005, cash, cash equivalents and short-term investments increased by $24.7 million to $208.0 million as of June 30, 2005, primarily due to cash flows from operations of $48.2 million, partially offset by investments in additional fixed assets and technology of $20.3 million.
     Cash flows from operating activities, net of the effects of exchange rate changes on cash, increased $44.1 million during the first six months of 2005 compared to the first six months of 2004. Net cash flows from operating activities for the six months ended June 30, 2005 was provided primarily by net income adjusted for non-cash expenses such as depreciation, amortization and minority interest and net cash inflows from working capital adjustments related primarily to changes in accounts receivable, deferred revenue and inventories. Accounts receivable decreased $7.3 million for the six months ended June 30, 2005, compared to an increase of $15.6 million for the six months ended June 30, 2004, due primarily to higher collections during the first six months of 2005. Deferred revenues increased $27.9 million in the six months ended June 30, 2005 due to an increase in transactions that were subject to completion of acceptance or delivery requirements. Inventories increased by $16.7 million during the six months ended June 30, 2005 in order to meet anticipated shipments of our products in the third quarter of 2005.
     Net cash used in investing activities was $64.6 million for the six months ended June 30, 2005 and included (i) net purchases of short and long-term available-for-sale securities of $44.2 million, (ii) net capital expenditures of $16.3 million for planned additions of equipment and (iii) an investment of $4.0 million for a prepaid technology license to be used principally for research and development and in manufacturing operations.
     Cash flows from financing activities decreased $4.4 million for the first six months of 2005 compared to the first six months of 2004 due primarily to lower proceeds from the issuance of common stock upon the exercise of employee stock options.
     We believe that our historical sources of cash, including existing working capital, funds generated through operations, proceeds from the issuance of stock upon the exercise of options, and our current bank credit facility, will be sufficient to satisfy operating requirements for at least the next 12 months, including the expected acquisition of the remaining interest in Santera for $75.6 million discussed in Note O to the accompanying unaudited condensed consolidated financial statements. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.
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
     In June 2003, we issued and sold $125 million aggregate principal amount of our 2.25% Senior Subordinated Convertible Notes due 2008 (the “Notes”). The Notes were issued in a private offering in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The initial purchaser of the Notes was Morgan Stanley & Co. Incorporated, which resold the Notes to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The aggregate offering price of the Notes was $125 million and the aggregate proceeds to Tekelec were approximately $121.2 million after expenses. The Notes mature on June 15, 2008 and are convertible prior to the close of business on their maturity date into shares of our common stock at a conversion rate of 50.8906 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The Notes carry a cash interest (coupon) rate of 2.25%, payable on June 15 and December 15 of each year, commencing on December 15, 2003. Interest expense was $703,000 and $1,406,000 for each of the three and six months ended June 30, 2005 and 2004.
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
     In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in an accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 will have a material impact on our financial position, results of operations or cash flows for the current or any prior periods.
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
     In November 2004, FASB issued SFAS No. 151 “Inventory Costs” (“SFAS 151“). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 will have a material impact on our financial position, results of operations or cash flows.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
     The statements that are not historical facts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q/A are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to, and involve certain risks and uncertainties. There can be no assurance that our actual future performance will meet management’s expectations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and other filings with the SEC, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from the management’s current expectations include, among others: overall telecommunications spending, changes in general economic conditions, unexpected changes in economic, social, or political conditions in the countries in which we operate, the timing of significant orders and shipments, timing of revenue recognition under the residual method, the lengthy sales cycle for our products, the timing of the convergence of voice and data networks, the success or failure of strategic alliances or acquisitions including the success or failure of the integration of Santera’s, Taqua’s, Steleus’ and VocalData’s operations with those of the Company, litigation or regulatory matters such as the litigation described in our SEC reports and the costs and expenses associated therewith, the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks, the capital spending patterns of customers, the dependence on wireless customers for a significant percentage and growth of the our revenues, the timely development and introduction of new products and services, product mix, the geographic mix of our revenues and the associated impact on gross margins, market acceptance of new products and technologies, carrier deployment of intelligent network services, the ability of our customers to obtain financing, the timing of revenue recognition of multiple elements in an arrangement sold as part of a bundled solution, the level and timing of research and development expenditures and sales, marketing, and compensation expenses, regulatory changes, the expansion of our marketing and support organizations, both domestically and internationally, and other risks described in this Form 10-Q/A, our 2005 Form 10-K and in certain of our other SEC filings. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Actual results may differ materially from those expressed or implied in such forward-looking statements. We do not assume any responsibility for updating or revising these forward-looking statements. Undue emphasis should not be placed on any forward-looking statements contained herein or made elsewhere by or on behalf of us.
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
Item 4. Controls and Procedures
     As discussed in Note B of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q/A, we have restated our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004 (the “Second Quarter Restatement”). This Item 4 has been updated to reflect the Second Quarter Restatement as well as for certain events and developments subsequent to June 30, 2005, including the 2006 Restatement described in the Explanatory Note included in this filing.

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
     Subsequent to the original evaluation discussed above, the results of which were disclosed in Item 4 in our Form 10-Q, we reevaluated the effectiveness and design of our disclosure controls and procedures as of June 30, 2005, primarily as a result of the 2006 Restatement, including the Second Quarter Restatement, and the identification of certain material weaknesses in our internal control over financial reporting as of December 31, 2004 as discussed further below. Based upon this reevaluation, our current CEO and CFO have concluded that our disclosure controls and procedures, as of June 30, 2005, were not adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
     In making this reevaluation of our disclosure controls and procedures, the CEO and CFO considered, among other matters:
•	the need for the 2006 Restatement, including the filing of this Form 10-Q/A to amend our original filing of the Form 10-Q;

•	the material weaknesses in our internal control over financial reporting that, as discussed below and as reported in Item 9A of our 2005 Form 10-K, existed as of December 31, 2004 and that, as discussed below, continued to exist at June 30, 2005; and

•	management’s conclusion, as reported in Item 9A of our 2005 Form 10-K and as discussed below, that our internal control over financial reporting was not effective as of December 31, 2004; and the conclusion of our CEO and CFO, as reported in Item 9A of our 2005 Form 10-K, that our disclosure controls and procedures as of December 31, 2004 were not effective.
     In connection with the reevaluation of our disclosure controls and procedures as of June 30, 2005 and as part of our 2006 Restatement of our annual consolidated financial statements for the years ended December 31, 2003 and 2004 and each of the interim periods of the year ended December 31, 2004 and the first three quarters of the year ended December 31, 2005, we have applied significant complementary and compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Notwithstanding the material weaknesses in our internal control over financial reporting that existed as of June 30, 2005, management believes, based on its knowledge, that (i) this Form 10-Q/A does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this report.
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
     In connection with our reevaluation and the 2006 Restatement described above, management has concluded, as disclosed in Item 9A of our 2005 Form 10-K, that the 2006 Restatement was a result of material weaknesses in our internal control over financial reporting that existed as of December 31, 2004. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has now concluded that our disclosure controls and procedures were ineffective as of June 30, 2005 as a result the following material weaknesses:
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
     Changes in Internal Control over Financial Reporting
     There were no material changes in our internal control over financial reporting during our quarter ended June 30, 2005, that significantly affected, or were reasonably likely to significantly affect, our internal control over financial reporting. As such, the three material weaknesses in our internal control over financial reporting that existed as of December 31, 2004, as described above and as disclosed in Item 9A of our 2005 Form 10-K, continued to exist as of June 30, 2005.
     Inherent Limitations on Effectiveness of Controls
     In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply judgment in evaluating the cost-benefit relationship of those disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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

Name of Director	Votes Cast for Director	Votes Withheld
Robert V. Adams	51,992,470	9,711,195
Jean-Claude Asscher	54,779,788	6,923,877

Name of Director	Votes Cast for Director	Votes Withheld
Daniel L. Brenner	49,927,706	11,775,959
Mark A. Floyd	53,984,140	7,719,525
Martin A. Kaplan	38,277,845	23,425,820
Frederick M. Lax	55,023,222	6,680,443
Jon F. Rager	49,222,911	12,480,754
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
Item 5. Other Information.
     Because the Quarterly Report on Form 10-Q was originally filed within four business days after the applicable triggering events, the below disclosure was made under Part II, Item 5 instead of under Item 1.01 (Entry into a Material Definitive Agreement) of a Current Report on Form 8-K.
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
Item 6. Exhibits

Exhibit No.	Description
10.1	Employment Offer Letter Agreement dated April 7, 2005 between the Registrant and William Everett, together with employment offer letter agreement effective as of October 14, 2004 between the Registrant and Mr. Everett(1)

10.2	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers(2)

10.3	Amendment No. 3 dated May 2, 2005 to Tekelec 2004 Equity Incentive Plan for New Employees(3)

Exhibit No.	Description
10.4	Tekelec 2005 Employee Stock Purchase Plan(4)

10.5	Fourth Amendment to Lease, effective as of May 24, 2005, between Arden Realty Limited Partnership, as Landlord, and the Registrant, as Tenant(5)

10.6	Summary of Compensation for the Registrant’s Named Executive Officers(2)

10.7	Summary of Compensation for the Non-Employee Members of the Registrant’s Board of Directors and its Committees(2)

10.8	Amendment dated as of August 3, 2005 to Agreement and Plan of Merger dated as of April 30, 2003, by and among the Registrant, Santera Systems Inc. (“Santera”), certain stockholders of Santera, and Austin Ventures VI, L.P., as Representative(2)

10.9	Amendment dated as of August 3, 2005 to Stockholders’ Agreement of Santera Systems Inc. dated as of April 30, 2003, by and among the Registrant, Santera, the stockholders of Santera and Austin Ventures VI, L.P., as Representative(2)

10.10	Amendment dated as of August 3, 2005 to Escrow Agreement dated as of April 30, 2003, by and among the Registrant, Santera, certain stockholders of Santera, Austin Ventures VI, L.P., as Representative, and J.P. Morgan Trust Company, National Association(2)

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to Rule 13a-14(b) under the Exchange Act and U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated April 7, 2005, as filed with the Commission on April 13, 2005.

(2)	Previously filed as an exhibit to the Form 10-Q, which was filed with the SEC on August 8, 2005.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated May 2, 2005, as filed with the Commission on May 6, 2005.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-125160) as filed with the Commission on May 23, 2005.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated May 31, 2005, as filed with the Commission on June 1, 2005.

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