Form 10-Q/A
period 2005-09-30
TEKELEC
filed 2006-06-26
CIK 790705

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
As of October 28, 2005, there were 66,854,244 shares of the registrant’s common stock, without par value, outstanding.

EXPLANATORY NOTE
     We have restated our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 in this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “Form 10-Q”). Specifically, we have restated our unaudited condensed consolidated financial statements as a result of certain errors that existed in our previously issued financial statements included in the Form 10-Q, principally related to our application of Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) and to our accounting, presentation and disclosure of certain financial statement items such as (i) customer service costs, (ii) deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” and (iii) certain miscellaneous accrued expenses and prior period purchase accounting entries. This restatement (the “Third Quarter Restatement”) is more fully described in Part I herein under Item 1 in our unaudited condensed consolidated financial statements and related notes, including, without limitation, in Note B to such condensed consolidated financial statements, and in Part I herein under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     All referenced amounts in this report as of September 30, 2005 and December 31, 2004, and for the three and nine months ended September 30, 2005 and 2004, reflect balances and amounts on a restated basis.
     This Form 10-Q/A is filed as part of the restatement (the “2006 Restatement”) of our previously issued financial statements for (i) the year ended December 31, 2003, (ii) the year ended December 31, 2004 and each of the quarters therein, and (iii) the nine months ended September 30, 2005 and each of the quarters therein. We are also filing with the Securities and Exchange Commission (the “SEC”) substantially contemporaneously herewith amendments on Form 10-Q/A to each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005. We previously filed with the SEC on May 30, 2006 our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”), which included restated consolidated financial statements for the years ended December 31, 2004 and 2003 and restated unaudited quarterly financial information for each of the quarters in the nine months ended September 30, 2005 and in the year ended December 31, 2004.
     The Company has not amended and will not be amending its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. The financial statements and related financial information contained in that report are, however, superseded by the financial statements and related financial information included in this Form 10-Q/A and in our 2005 Form 10-K.
     The following items originally included in the Form 10-Q are amended by this Form 10-Q/A:
•	Part I, Item 1, Condensed Consolidated Financial Statements;

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I, Item 4, Controls and Procedures; and

•	Part II, Item 6, Exhibits.
     Except as required to reflect the Third Quarter Restatement and certain matters relating to the 2006 Restatement, this Form 10-Q/A does not modify or update other disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A, including the financial statements and the notes thereto included herein, generally does not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update disclosures therein that were affected by subsequent events. For information regarding events subsequent to the original filing of the Form 10-Q, this Form 10-Q/A should be read in conjunction with our 2005 Form 10-K and the other filings we have made with the SEC since the date of the original filing of the Form 10-Q, including the amendments to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, which we are filing with the SEC substantially contemporaneously with the filing of this Form 10-Q/A.

TEKELEC
TABLE OF CONTENTS
FORM 10-Q/A
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
TEKELEC
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(Restated)	(Restated)
	(Thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$103,042	$48,925
Short-term investments, at fair value	138,701	134,435
Accounts receivable, less allowances of $7,269 and $4,847, respectively	92,090	109,536
Inventories	50,191	33,654
Deferred income taxes, net	13,441	15,058
Deferred costs and prepaid commissions	68,324	46,206
Income taxes receivable	14,893	—
Prepaid expenses and other current assets	14,185	15,947

Total current assets	494,867	403,761
Long-term investments, at fair value	50,852	93,622
Property and equipment, net	38,578	30,617
Investments in privately-held companies	7,322	7,322
Deferred income taxes, net	24,695	26,547
Other assets	5,239	6,757
Goodwill	133,374	126,442
Intangible assets, net	76,597	79,915

Total assets	$831,524	$774,983

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$35,288	$35,316
Accrued expenses	25,926	17,536
Accrued payroll and related expenses	24,212	23,490
Short-term notes and current portion of notes payable	1,916	3,266
Current portion of deferred revenues	203,083	174,849

Total current liabilities	290,425	254,457
Long-term portion of notes payable	—	78
Long-term convertible debt	125,000	125,000
Deferred income taxes	1,715	—
Long-term portion of deferred revenues	6,377	4,067

Total liabilities	423,517	383,602

Minority interest	7,380	17,628

Commitments and Contingencies (Note K)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 66,700,670 and 65,568,145 issued and outstanding, respectively	274,637	258,656
Deferred stock-based compensation	(6,374)	(4,480)
Retained earnings	133,589	119,407
Accumulated other comprehensive income (loss)	(1,225)	170

Total shareholders’ equity	400,627	373,753

Total liabilities and shareholders’ equity	$831,524	$774,983

See notes to condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(Thousands, except per share data)
Revenues	$120,980	$96,894	$382,571	$268,064
Cost of sales:
Cost of goods sold	53,400	36,528	142,878	93,562
Amortization of purchased technology	1,963	1,497	5,715	6,953

Total cost of sales	55,363	38,025	148,593	100,515

Gross profit	65,617	58,869	233,978	167,549

Operating expenses:
Research and development	31,688	25,830	93,546	71,398
Selling, general and administrative	38,371	28,759	116,452	84,252
Acquired in-process research and development	1,210	2,400	1,210	10,400
Restructuring and other	1,589	275	4,349	1,327
Amortization of intangible assets	701	763	2,282	1,704

Total operating expenses	73,559	58,027	217,839	169,081

Income (loss) from operations	(7,942)	842	16,139	(1,532)
Other income (expense):
Interest income	1,766	1,070	4,750	3,680
Interest expense	(1,020)	(1,070)	(2,935)	(3,269)
Loss on sale of investments	(2)	—	(1,346)	—
Gain on sale of Catapult stock	—	2,186	—	2,186
Gain on sale of investment in privately-held company	—	7,877	—	7,877
Other, net	(167)	37	(1,003)	(245)

Total other income (expense), net	577	10,100	(534)	10,229

Income (loss) from operations before provision for income taxes and minority interest	(7,365)	10,942	15,605	8,697
Provision for income taxes	(685)	8,878	11,671	21,436

Income (loss) before minority interest	(6,680)	2,064	3,934	(12,739)
Minority interest	2,602	7,455	10,248	26,132

Net income (loss)	$(4,078)	$9,519	$14,182	$13,393

Earnings (loss) per share:
Basic	$(0.06)	$0.15	$0.22	$0.21
Diluted	(0.06)	0.14	0.21	0.20
Weighted average number of shares outstanding:
Basic	66,113	63,172	65,811	62,554
Diluted	66,113	72,332	68,042	65,440
See notes to condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(Thousands)
Net income (loss)	$(4,078)	$9,519	$14,182	$13,393
Other comprehensive income (loss):
Foreign currency translation adjustments	2	—	(181)	—
Net unrealized gain (loss) on available-for-sale securities, net of income taxes	197	105	(1,214)	(1,138)

Comprehensive income (loss)	$(3,879)	$9,624	$12,787	$12,255

See notes to condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2005	2004
	(Restated)	(Restated)
	(Thousands)
Cash flows from operating activities:
Net income	$14,182	$13,393
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on investments	1,346	(10,063)
Minority interest	(10,248)	(26,132)
Provision for doubtful accounts and returns	2,595	820
Write-off of leasehold improvements and other assets relating to restructuring	191	—
Depreciation	13,868	10,823
Amortization	12,566	9,216
Amortization of deferred financing costs	572	834
Acquired in-process research and development	1,210	10,400
Convertible note accretion	—	279
Deferred income taxes	(2)	1,178
Stock-based compensation, net	2,699	1,117
Tax benefit related to stock options	1,822	4,224
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,928	(26,824)
Inventories	(16,690)	(9,582)
Prepaid expenses and other current assets	(18,784)	(11,712)
Trade accounts payable	(143)	17,076
Accrued expenses	(295)	(1,233)
Accrued payroll and related expenses	802	1,237
Deferred revenues	30,881	23,481
Income taxes receivable and payable, net	(6,088)	4,899

Total adjustments	31,230	38

Net cash provided by operating activities	45,412	13,431

Cash flows from investing activities:
Proceeds from sales and maturities of investments	346,884	434,549
Purchases of investments	(314,490)	(357,947)
Purchases of property and equipment	(21,829)	(13,074)
Cash paid for Taqua, net of cash acquired	—	(86,994)
Cash paid for VocalData, net of cash acquired	—	(13,222)
Cash paid for iptelorg, net of cash acquired	(6,894)	—
Proceeds from retirement of Catapult convertible note	—	19,486
Purchase of technology	(4,000)	(2,343)
Change in other assets	865	(1,127)

Net cash provided by (used in) investing activities	536	(20,672)

Cash flows from financing activities:
Payments on notes payable	(1,427)	(8,793)
Proceeds from issuance of common stock	9,599	16,517

Net cash provided by financing activities	8,172	7,724

Effect of exchange rate changes on cash	(3)	—

Net change in cash and cash equivalents	54,117	483
Cash and cash equivalents at beginning of period	48,925	45,261

Cash and cash equivalents at end of period	$103,042	$45,744

See notes to condensed consolidated financial statements.

TEKELEC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A. Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Tekelec, our wholly owned subsidiaries, and our majority owned subsidiary, Santera Systems Inc. (“Santera”). All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2005. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X.
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
     We conduct business in a number of foreign countries and are organized into four geographic territories. The four territories are: (1) North America, comprised of the United States and Canada, (2) “EMEA,” comprised of Europe, the Middle East and Africa, (3) “CALA,” comprised of the Caribbean and Latin America, including Mexico, and (4) Asia Pacific, comprised of Asia and the Pacific region, including India and China.
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
Note B — Restatement of Previously Issued Financial Statements
     As a result of a comprehensive review during 2006 of our accounting policies and procedures, particularly our policies regarding revenue recognition and the presentation of cost of sales, we independently identified certain errors in our previously issued financial statements, including our previously issued financial statements for the three and nine months ended September 30, 2005 and 2004. These errors principally related to (i) our application of SOP 97-2, (ii) the classification of certain customer service costs as cost of sales in accordance with Article 5 of Regulation S-X, and (iii) our accounting, presentation and disclosure of certain financial statement items such as (a) deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and (b) certain miscellaneous accrued expenses and certain prior period purchase accounting entries. We have corrected these errors with respect to the three and nine months ended September 30, 2005 and 2004 through a restatement of our previously issued financial statements for the three and nine months ended September 30, 2005 and 2004 (the “Third Quarter Restatement”). The following discussion provides additional information regarding these prior period errors and the resulting adjustments to our previously issued financial statements.
     Misclassification of Certain Customer Service Costs
     Certain customer service costs had historically been incorrectly classified in our consolidated statements of operations as components of selling, general and administrative (“SG&A”) expenses, rather than as direct components of cost of goods sold and research and development expenses. The expenses involved in the Third Quarter Restatement are associated with (i) customer services ancillary to product sales, such as technical support, extended warranty, customer training, and field installation and (ii) certain quality assurance testing associated with our research and development organization.
     The restatement of our consolidated statements of operations to correct this error had no impact on our previously reported revenue, income from operations, net income, or the related earnings per share amounts, nor did it have any impact on our condensed consolidated balance sheets or consolidated statements of cash flows.
     The following tables present the impact of this error, by business unit, on our consolidated cost of sales, research and development expenses and SG&A expenses for the three months ended September 30, 2005 and 2004 (in thousands):

		Research and
	Cost of Sales	Development	SG&A	Total
Increase (Decrease) in:
Three Months Ended September 30, 2005:
Network Signaling Group	$5,118	$287	$(5,405)	$—
Switching Solutions Group	3,991	139	(4,130)	—
Communications Software Solutions Group	558	—	(558)	—
IEX Contact Center Group	293	—	(293)	—
Corporate	245	—	(245)	—

Consolidated impact	$10,205	$426	$(10,631)	$—

		Research and
	Cost of Sales	Development	SG&A	Total
Increase (Decrease) in:
Three Months Ended September 30, 2004:
Network Signaling Group	$5,362	$294	$(5,656)	$—
Switching Solutions Group	2,342	75	(2,417)	—
Communications Software Solutions Group	—	—	—	—
IEX Contact Center Group	203	—	(203)	—
Corporate	135	—	(135)	—

Consolidated impact	$8,042	$369	$(8,411)	$—

     The following tables present the impact of this error, by business unit, on our consolidated cost of sales, research and development expenses and SG&A expenses for the nine months ended September 30, 2005 and 2004:

		Research and
	Cost of Sales	Development	SG&A	Total
Increase (Decrease) in:
Nine Months Ended September 30, 2005:
Network Signaling Group	$15,224	$956	$(16,180)	$—
Switching Solutions Group	11,767	356	(12,123)	—
Communications Software Solutions Group	1,206	—	(1,206)	—
IEX Contact Center Group	780	—	(780)	—
Corporate	670	—	(670)	—

Consolidated impact	$29,647	$1,312	$(30,959)	$—

		Research and
	Cost of Sales	Development	SG&A	Total
Increase (Decrease) in:
Nine Months Ended September 30, 2004:
Network Signaling Group	$14,908	$918	$(15,826)	$—
Switching Solutions Group	6,348	231	(6,579)	—
Communications Software Solutions Group	—	—	—	—
IEX Contact Center Group	563	—	(563)	—
Corporate	310	—	(310)	—

Consolidated impact	$22,129	$1,149	$(23,278)	$—

     Revenue Recognition
     We had prematurely recognized revenue related to certain multiple element customer sales arrangements due to the misapplication of the revenue recognition guidance in SOP 97-2 concerning (i) the establishment of vendor specific objective evidence of fair value (“VSOE”) for certain of our products, along with certain other misapplications of the residual method to multiple element sales arrangements, (ii) the accounting for warranty and maintenance agreements, and (iii) the proper accounting for contract penalty provisions specifically related to product delivery. These misapplications of SOP 97-2 resulted in a misstatement in each period of previously recognized revenue and an equal misstatement of deferred revenues. The following table presents the impact of these errors, by business unit, on our consolidated revenues for the three months ended September 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$(24,362)	$(11,621)
Switching Solutions Group	(1,295)	(1,014)
Communications Software Solutions Group	(1,536)	2,753
IEX Contact Center Group	70	140

Total	$(27,123)	$(9,742)

     The following table presents the impact of these errors, by business unit, on our consolidated revenues for the nine months ended September 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$(13,173)	$(15,067)
Switching Solutions Group	1,036	(1,603)
Communications Software Solutions Group	(6,246)	3,324
IEX Contact Center Group	432	286

Total	$(17,951)	$(13,060)

     The following discussion provides additional information regarding these revenue recognition errors and the resulting adjustments to our previously issued financial statements.
     Establishment of VSOE in Multiple Element Sales Arrangements and Application of the Residual Method
     Under SOP 97-2, for sales arrangements that involve multiple elements, the entire fee from the arrangement must be allocated to each of the elements based on the individual element’s fair value. As more fully described in Note A, if VSOE of an element within a multiple element sales arrangement cannot be established, SOP 97-2 requires that the residual method be used to allocate value to each of the elements in the arrangement, as long as VSOE exists for all undelivered elements in the arrangement. Under the residual method, the allocated fee for individual products is deferred until all products have been delivered (i.e., no revenue related to partial shipments is recognized).
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
     The following table presents the impact of the above errors on our consolidated revenues, by business unit, for the three months ended September 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$(26,943)	$(11,414)
Switching Solutions Group	(1,240)	(973)
Communications Software Solutions Group	(1,193)	3,455
IEX Contact Center Group	70	140

Total	$(29,306)	$(8,792)

     The following table presents the impact of the above errors on our consolidated revenues, by business unit, for the nine months ended September 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$(20,623)	$(11,061)
Switching Solutions Group	1,486	(1,133)
Communications Software Solutions Group	(5,577)	4,387
IEX Contact Center Group	432	286

Total	$(24,282)	$(7,521)

     The aforementioned changes in revenue recognition are accompanied by deferrals of related costs of the equipment, installation and sales commissions. The following tables present the impact on our consolidated cost of sales and SG&A expenses, by business unit, for the three months ended September 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in cost of sales:
Network Signaling Group	$(6,668)	$973
Switching Solutions Group	(158)	(636)
Communications Software Solutions Group	(378)	2,441
IEX Contact Center Group	—	—

Total	$(7,204)	$2,778

Increase (Decrease) in SG&A expenses:
Network Signaling Group	$(551)	$(244)
Switching Solutions Group	(29)	(28)
Communications Software Solutions Group	(35)	—
IEX Contact Center Group	—	—

Total	$(615)	$(272)

     The following tables present the impact on our consolidated cost of sales and SG&A expenses, by business unit, for the nine months ended September 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in cost of sales:
Network Signaling Group	$(7,302)	$(589)
Switching Solutions Group	1,019	(334)
Communications Software Solutions Group	(1,389)	2,466
IEX Contact Center Group	—	—

Total	$(7,672)	$1,543

	2005	2004
	(Thousands)
Increase (Decrease) in SG&A expenses:
Network Signaling Group	$25	$(327)
Switching Solutions Group	75	(19)
Communications Software Solutions Group	(186)	—
IEX Contact Center Group	—	—

Total	$(86)	$(346)

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
     The following table presents the impact of this error on our consolidated revenues, by business unit, for the three months ended September 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$2,052	$309
Switching Solutions Group	1	(41)
Communications Software Solutions Group	(151)	(672)
IEX Contact Center Group	—	—

Total	$1,902	$(404)

     The following table presents the impact of this error on our consolidated revenues, by business unit, for the nine months ended September 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$7,509	$(2,074)
Switching Solutions Group	(324)	(501)
Communications Software Solutions Group	(442)	(998)
IEX Contact Center Group	—	—

Total	$6,743	$(3,573)

     The aforementioned changes in revenue recognition are accompanied by reversals of previously recorded warranty expenses, which were historically accrued at the date the related revenue was recognized. As a result, we recognized the estimated costs of providing the initial warranty coverage as cost of sales at the time of shipment of the covered products, rather than actual costs when incurred during the warranty term. The following table presents the impact on our consolidated cost of sales, by business unit, for the three months ended September 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in cost of sales:
Network Signaling Group	$239	$(2)
Switching Solutions Group	198	26
Communications Software Solutions Group	—	—
IEX Contact Center Group	—	—

Total	$437	$24

     The following table presents the impact on our consolidated cost of sales, by business unit, for the nine months ended September 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in cost of sales:
Network Signaling Group	$273	$713
Switching Solutions Group	(1,328)	155
Communications Software Solutions Group	—	—
IEX Contact Center Group	—	—

Total	$(1,055)	$868

     Accounting for Contract Penalty Provisions
     Certain of our present and past customer sales contracts contain penalty provisions associated with meeting specified delivery dates of our products and services. We had historically deferred certain revenue subject to such penalty provisions based upon a probability assessment as to whether the penalty would ultimately be asserted. Under SOP 97-2, all revenue subject to these penalties is required to be deferred until the customer’s legal right to assert the penalty has expired, irrespective of the probability of an assertion of the penalty. Accordingly, our historical practice had resulted in a misstatement of revenues and a misstatement of deferred revenue relating to these sales arrangements as of September 30, 2005 and 2004.
     The following table presents the impact of this error on our consolidated revenues, by business unit, for the three months ended September 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$529	$(516)
Switching Solutions Group	(56)	—
Communications Software Solutions Group	(192)	(30)
IEX Contact Center Group	—	—

Total	$281	$(546)

     The following table presents the impact of this error on our consolidated revenues, by business unit, for the nine months ended September 30, 2005 and 2004:

	2005	2004
	(Thousands)
Increase (Decrease) in revenues:
Network Signaling Group	$(59)	$(1,932)
Switching Solutions Group	(126)	31
Communications Software Solutions Group	(227)	(65)
IEX Contact Center Group	—	—

Total	$(412)	$(1,966)

     Other Miscellaneous Accounting, Financial Statement Presentation and Disclosure Errors
     Certain previously identified errors had been determined to be immaterial both individually and in the aggregate to our consolidated financial statements. We have also corrected these errors in our financial statements in connection with the Third Quarter Restatement. These additional adjustments consist of (i) adjustments to combine certain deferred tax liabilities and deferred tax assets that were previously reported separately, (ii) adjustments to correct certain prior period purchase accounting entries that resulted in a misclassification between accounts receivable and goodwill, and (iii) adjustments to correct certain other accounting and disclosure items primarily associated with the over or under accrual of certain expenses at various reporting dates. The impact of these items is reflected in the Summary of Third Quarter Restatement Adjustments below.
Summary of Third Quarter Restatement Adjustments
     The following schedules reconcile the amounts as originally reported in our consolidated balance sheets as of September 30, 2005 and December 31, 2004, the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for nine months ended September 30, 2005 and 2004 to the corresponding restated amounts in each of these statements:

	As of September 30, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
	(Thousands)
Consolidated Balance Sheet:
ASSETS
Current assets:
Cash and cash equivalents	$103,042	$—		$103,042
Short-term investments, at fair value	138,701	—		138,701
Accounts receivable, net	90,404	1,686	(1)	92,090
Inventories	53,007	(1,972	) (2)	50,191
		(844	) (3)
Deferred income taxes, net	16,163	(2,722	) (11)	13,441
Deferred costs and prepaid commissions	—	21,692	(3)	68,324
		46,632	(4)
Income taxes receivable	—	14,893	(11)	14,893
Prepaid expense and other current assets	55,633	(46,632	) (4)	14,185

	As of September 30, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
	(Thousands)
		(72	) (5)
		5,256	(6)

Total current assets	456,950	37,917		494,867
Long-term investments, at fair value	50,852	—		50,852
Property and equipment, net	38,578	—		38,578
Investment in privately-held company	7,322	—		7,322
Deferred income taxes	41,671	(17,361	) (7)	24,695
		385	(11)
Other assets	5,239	—		5,239
Goodwill	135,664	(2,290	) (1)	133,374
Intangible assets, net	81,853	(5,256	) (6)	76,597

Total assets	$818,129	$13,395		$831,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$35,288	$—		$35,288
Accrued expenses	31,207	(937	) (1)	25,926
		(4,181	) (3)
		(163	) (5)
Accrued payroll and related expenses	24,821	(609	) (5)	24,212
Short-term notes and current portion of notes payable	1,916	—		1,916
Current portion of deferred revenues	103,272	333	(1)	203,083
		100,004	(3)
		(526	) (5)
Income taxes payable	898	(898	) (11)	—

Total current liabilities	197,402	93,023		290,425
Notes payable	—	—		—
Long-term convertible debt	125,000	—		125,000
Deferred income taxes	19,076	(17,361	) (7)	1,715
Long-term portion of deferred revenues	4,218	2,159	(3)	6,377

Total liabilities	345,696	77,821		423,517

Minority interest	9,250	(1,870	) (8)	7,380
Total shareholders’ equity	463,183	(49,475	) (9)	400,627
		(13,081	) (10)

Total liabilities and shareholders’ equity	$818,129	$13,395		$831,524

(1)	To correct certain clerical errors in the purchase accounting entries relating to our Steleus acquisition and the reversal of $937 of accrued liabilities that were improperly recorded upon acquisition.

(2)	To record the allocation of book-to-physical inventory adjustments resulting from our physical inventory in December 2005 in the appropriate interim period.

(3)	To record cumulative adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue Recognition” above.

(4)	To present deferred costs and prepaid commissions as a separate line item on our consolidated balance sheets.

(5)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(6)	To reclassify certain prepaid royalties from “Intangible assets, net” to “Prepaid expense and other current assets.”

(7)	To combine certain deferred tax liabilities and deferred tax assets that were previously reported separately.

(8)	To correct “minority interest” for the effects of restatement adjustments (2), (3) and (5) above which are related to our then majority-owed subsidiary, Santera Systems Inc.

(9)	To reflect the cumulative effects on shareholders’ equity of the restatement adjustments as of June 30, 2005. The principal adjustment resulted from additional deferred revenues of $75.4 million, offset by related deferred costs and income tax effects.

(10)	To reflect the effects on shareholders’ equity of the adjustments detailed in items (2), (3), (5) and (8) for the three months ended September 30, 2005. These adjustments included (i) an increase in deferred compensation of $267,000 related to certain restricted stock unit awards and (ii) a $12,814,000 decrease in retained earnings resulting from restatement adjustments in the three months ended September 30, 2005.

(11)	To reflect the income tax effects of the adjustments detailed in items (2), (3), (5), and (8) above.

	As of December 31, 2004
	As Previously	Restatement
	Reported	Adjustments		Restated
	(Thousands)
Consolidated Balance Sheet:
ASSETS
Current assets:
Cash and cash equivalents	$48,925	$—		$48,925
Short-term investments, at fair value	134,435	—		134,435
Accounts receivable, net	107,850	1,686	(1)	109,536
Inventories	33,654	—		33,654
Deferred income taxes, net	15,804	(746	) (10)	15,058
Deferred costs and prepaid commissions	—	13,342	(2)	46,206
		32,864	(3)
Prepaid expense and other current assets	44,639	(32,864	) (3)	15,947
		621	(10)
		(72	) (4)
		3,623	(5)

Total current assets	385,307	18,454		403,761
Long-term investments, at fair value	93,622	—		93,622
Property and equipment, net	30,617	—		30,617
Investment in privately-held company	7,322	—		7,322
Deferred income taxes	45,748	(19,586	) (6)	26,547
		385	(10)
Other assets	6,757	—		6,757
Goodwill	128,732	(2,290	) (1)	126,442
Intangible assets, net	83,538	(3,623	) (5)	79,915

Total assets	$781,643	$(6,660)		$774,983

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$35,316	$—		$35,316
Accrued expenses	30,417	(937	) (1)	17,536
		(2,876	) (2)
		(501	) (4)
		(8,567	) (10)
Accrued payroll and related expenses	23,478	12	(4)	23,490
Short-term notes and current portion of notes payable	3,266	—		3,266
Current portion of deferred revenues	92,182	333	(1)	174,849
		82,334	(2)
Income taxes payable	646	(646	) (10)	—

Total current liabilities	185,305	69,152		254,457
Notes payable	78	—		78
Long-term convertible debt	125,000	—		125,000
Deferred income taxes	19,586	(19,586	) (6)	—
Long-term portion of deferred revenues	2,187	1,880	(2)	4,067

Total liabilities	332,156	51,446		383,602

Minority interest	20,489	(2,861	) (7)	17,628
Total shareholders’ equity	428,998	(35,548	) (8)	373,753
		(19,697	) (9)

Total liabilities and shareholders’ equity	$781,643	$(6,660)		$774,983

(1)	To correct certain clerical errors in the purchase accounting entries relating to our Steleus acquisition and the reversal of $937 of accrued liabilities that were improperly recorded upon acquisition.

(2)	To record cumulative adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue Recognition” above.

(3)	To present deferred costs and prepaid commissions as a separate line item on our consolidated balance sheets.

(4)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(5)	To reclassify certain prepaid royalties from “Intangible assets, net” to “Prepaid expense and other current assets.”

(6)	To combine certain deferred tax liabilities and deferred tax assets that were previously reported separately.

(7)	To correct “minority interest” for the effects of restatement adjustments (2) and (4) above which are related to our then majority-owed subsidiary, Santera Systems Inc.

(8)	To reflect the cumulative effects on shareholders’ equity of the restatement adjustments as of December 31, 2002. The principal adjustment resulted from additional deferred revenues of $45.7 million, offset by related deferred costs and income tax effects.

(9)	To reflect the effects on shareholders’ equity of the adjustments detailed in items (2), (4), (7) and (10) for the years ended December 31, 2003 and 2004.

(10)	To reflect the income tax effects of the adjustments detailed in items (2), (4) and (7) above.

	For the Three Months Ended September 30, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
	(Thousands, except per-share data)
Consolidated Statement of Operations:
Revenues	$148,103	$(27,123	) (1)	$120,980
Costs of Sales:
Cost of goods sold	49,166	(6,767	) (1)	53,400
		10,205	(2)
		796	(3), (4)
Amortization of purchased technology	1,963	—		1,963

Total cost of sales	51,129	4,234		55,363

Gross profit	96,974	(31,357)		65,617

Operating expenses:
Research and development	31,262	426	(2)	31,688
Selling, general and administrative	50,061	(615	) (1)	38,371
		(10,631	) (2)
		(444	) (4)
Amortization of intangible assets	701	—		701
Acquired in-process research and development	1,210	—		1,210
Restructuring	1,589	—		1,589

Total operating expenses	84,823	(11,264)		73,559

Income (loss) from operations	12,151	(20,093)		(7,942)
Other income (expense), net	592	(15	) (4)	577

Income from before provision for income taxes	12,743	(20,108)		(7,365)
Provision for income taxes	6,021	(6,706	) (6)	(685)

Income before minority interest	6,722	(13,402)		(6,680)
Minority interest	2,014	588	(5)	2,602

Net income (loss)	$8,736	$(12,814)		$(4,078)

Earnings (loss) per share:
Basic	$0.13			$(0.06)
Diluted	0.12			(0.06)

(1)	To record adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue Recognition” above.

(2)	To correct the classification of customer service costs as discussed above under “Misclassification of Certain Customer Service Costs.”

(3)	To record the allocation of book-to-physical inventory adjustments resulting from our physical inventory in December 2005 in the appropriate interim period.

(4)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(5)	To correct “minority interest” for the effects of restatement adjustments (1), (3) and (4) above which are related to our then majority-owed subsidiary, Santera Systems Inc.

(6)	To reflect the income tax adjustments related to the adjustments detailed in items (1), (3) and (4) above.

	For the Three Months Ended September 30, 2004
	As Previously	Restatement
	Reported	Adjustments		Restated
	(Thousands, except per-share data)
Consolidated Statement of Operations:
Revenues	$106,636	$(9,742	) (1)	$96,894
Costs of Sales:
Cost of goods sold	25,684	2,802	(1)	36,528
		8,042	(2)
Amortization of purchased technology	1,497	—		1,497

Total cost of sales	27,181	10,844		38,025

Gross profit	79,455	(20,586)		58,869

Operating expenses:
Research and development	25,461	369	(2)	25,830
Selling, general and administrative	37,603	(272	) (1)	28,759
		(8,411	) (2)
		(161	) (3)
Acquired in-process research and development	2,400	—		2,400
Amortization of intangible assets	763	—		763
Restructuring	275	—		275

Total operating expenses	66,502	(8,475)		58,027

Income from operations	12,953	(12,111)		842
Other income (expense), net	12,092	(1,992	) (4)	10,100

Income from before provision for income taxes	25,045	(14,103)		10,942
Provision for income taxes	13,873	(4,995	) (6)	8,878

Income before minority interest	11,172	(9,108)		2,064
Minority interest	7,565	(110	) (5)	7,455

Net income	$18,737	$(9,218)		$9,519

Earnings per share:
Basic	$0.30			$0.15
Diluted	0.27			0.14

(1)	To record adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue Recognition” above.

(2)	To correct the classification of customer service costs as discussed above under “Misclassification of Certain Customer Service Costs.”

(3)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(4)	To correct for errors relating to the gain on sale of our investment in a privately held company.

(5)	To correct “minority interest” for the effects of restatement adjustments (1) and (3) above which are related to our then majority-owed subsidiary, Santera Systems Inc.

(6)	To reflect the income tax adjustments related to the adjustments detailed in items (1), (3) and (4) above.

	For the Nine Months Ended September 30, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
	(Thousands, except per-share data)
Consolidated Statement of Operations:
Revenues	$400,522	$(17,951	) (1)	$382,571
Costs of Sales:
Cost of goods sold	120,460	(8,727	) (1)	142,878
		29,647	(2)
		1,498	(3), (4)
Amortization of purchased technology	5,715	—		5,715

Total cost of sales	126,175	22,418		148,593

Gross profit	274,347	(40,369)		233,978

Operating expenses:
Research and development	92,234	1,312	(2)	93,546
Selling, general and administrative	148,391	(86	) (1)	116,452
		(30,959	) (2)
		(894	) (4)
Acquired in-process research and development	1,210	—		1,210
Amortization of intangible assets	2,282	—		2,282
Restructuring	4,349	—		4,349

Total operating expenses	248,466	(30,627)		217,839

Income from operations	25,881	(9,742)		16,139
Other income (expense), net	(500)	(34	) (4),(5)	(534)

Income from before provision for income taxes	25,381	(9,776)		15,605
Provision for income taxes	15,652	(3,981	) (7)	11,671

Income before minority interest	9,729	(5,795)		3,934
Minority interest	11,239	(991	) (6)	10,248

Net income	$20,968	$(6,786)		$14,182

Earnings per share:
Basic	$0.32			$0.22
Diluted	0.31			0.21

(1)	To record adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue Recognition” above.

(2)	To correct the classification of customer service costs as discussed above under “Misclassification of Certain Customer Service Costs.”

(3)	To record the allocation of book-to-physical inventory adjustments resulting from our physical inventory in December 2005 in the appropriate interim period.

(4)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(5)	To correct for errors relating to foreign currency translation.

(6)	To correct “minority interest” for the effects of restatement adjustments (1), (3) and (4) above which are related to our then majority-owed subsidiary, Santera Systems Inc.

(7)	To reflect the income tax adjustments related to the adjustments detailed in items (1), (3), (4) and (5) above.

	For the Nine Months Ended September 30, 2004
	As Previously	Restatement
	Reported	Adjustments		Restated
	(Thousands, except per-share data)
Consolidated Statement of Operations:
Revenues	$281,124	$(13,060	) (1)	$268,064
Costs of Sales:
Cost of goods sold	69,022	2,411	(1)	93,562
		22,129	(2)
Amortization of purchased technology	6,953	—		6,953

Total cost of sales	75,975	24,540		100,515

Gross profit	205,149	(37,600)		167,549

Operating expenses:
Research and development	70,249	1,149	(2)	71,398
Selling, general and administrative	108,039	(346	) (1)	84,252
		(23,278	) (2)
		(163	) (3)
Acquired in-process research and development	10,400	—		10,400
Amortization of intangible assets	1,704	—		1,704
Restructuring	1,327	—		1,327

Total operating expenses	191,719	(22,638)		169,081

Income from operations	13,430	(14,962)		(1,532)
Other income (expense), net	12,207	(1,978	) (4)	10,229

Income from before provision for income taxes	25,637	(16,940)		8,697
Provision for income taxes	27,078	(5,642	) (6)	21,436

Income before minority interest	(1,441)	(11,298)		(12,739)
Minority interest	25,723	409	(5)	26,132

Net income	$24,282	$(10,889)		$13,393

Earnings per share:
Basic	$0.39			$0.21
Diluted	0.36			0.20

(1)	To record adjustments relating to errors in revenue recognition discussed in the section entitled “Revenue Recognition” above.

(2)	To correct the classification of customer service costs as discussed above under “Misclassification of Certain Customer Service Costs.”

(3)	To correct certain other accounting and disclosure items primarily associated with the over or under deferral/accrual of certain assets and liabilities.

(4)	To correct for errors relating to foreign currency translation of $14,000 and a $2.0 million reduction of the gain on sale of our investment in a privately held company.

(5)	To correct “minority interest” for the effects of restatement adjustments (1) and (3) above which are related to our majority-owed subsidiary, Santera Systems Inc.

(6)	To reflect the income tax adjustments related to the adjustments detailed in items (1), (3) and (4) above.

     The restatement adjustments described above did not materially impact our cash flows from operations, investing activities or financing activities within our consolidated statements of cash flows and consequently, schedules reconciling each line item on our consolidated statements of cash flows as previously reported to restated amounts are not presented herein. The effects of the restatement adjustments on cash flows from operations, cash flows from investing and financing activities and the effects of exchange rate changes on cash for the nine months ended September 30, 2005 and 2004 are as follows:

	For the Nine Months Ended September 30, 2005
	As Previously	Restatement
	Reported	Adjustments	Restated
		(Thousands)
Net cash provided by operating activities	$45,401	$11	$45,412
Net cash provided by investing activities	536	—	536
Net cash provided by financing activities	8,172	—	8,172
Effect of exchange rate changes on cash	8	(11)	(3)

Net increase in cash and cash equivalents	54,117	—	54,117
Cash and cash equivalents at beginning of the period	48,925	—	48,925

Cash and cash equivalents at end of the period	$103,042	$—	$103,042

	For the Nine Months Ended September 30, 2004
	As Previously	Restatement
	Reported	Adjustments	Restated
		(Thousands)
Net cash provided by operating activities	$13,417	$14	$13,431
Net cash used in investing activities	(20,672)	—	(20,672)
Net cash provided by financing activities	7,724	—	7,724
Effect of exchange rate changes on cash	14	(14)	—

Net increase (decrease) in cash and cash equivalents	483	—	483
Cash and cash equivalents at beginning of the period	45,261	—	45,261

Cash and cash equivalents at end of the period	$45,744	$—	$45,744

Note C. Acquisitions (Restated)
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
     VocalData, Inc.
     On September 20, 2004, we completed the acquisition of all of the outstanding shares of capital stock of privately held VocalData, Inc. (“VocalData”). VocalData is a provider of hosted Internet protocol (IP) telephony applications that enable the delivery of advanced telecom services and applications to business and residential customers. The acquisition was accomplished by means of a reverse triangular merger of a new wholly owned subsidiary of Tekelec with and into VocalData. As a result of the acquisition, VocalData became the surviving corporation and became a wholly owned subsidiary of Tekelec. The operations of VocalData have been integrated into the operations of our Switching Solutions Group.
     VocalData’s operating results are included in our consolidated results since the date of acquisition. The following table shows our pro forma revenues, net income and earnings per share giving effect to the VocalData acquisition as of the beginning of 2004 (Restated):

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
	(Thousands, except	(Thousands, except
	per share amounts)	per share amounts)
	(Restated)	(Restated)
Revenues	$97,730	$270,781
Net income (loss)	10,092	(942)
Earnings (loss) per share:
Basic	$0.16	$(0.02)
Diluted	0.14	(0.02)
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
     Taqua’s operating results are included in our consolidated results since the date of acquisition. The following table shows our pro forma revenues, net income and earnings per share giving effect to the Taqua acquisition as of the beginning of 2004 (Restated):

Nine Months Ended
September 30, 2004
(Thousands, except
per-share amounts)
(Restated)
Revenues	$270,896
Net income	7,382
Earnings per share:
Basic	$0.12
Diluted	0.11
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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Santera net loss (includes amortization of intangibles of $632, $911, $1,897 and $3,847, respectively)	$4,197	$12,024	$16,529	$42,148
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%	62%	62%	62%

Minority interest losses	$2,602	$7,455	$10,248	$26,132

     Since our acquisition of a majority interest in Santera, the total net losses that have been allocated to the Series A Preferred Stock are $86.5 million as of September 30, 2005. As discussed further in Note O, on August 3, 2005, we amended our agreement with the other stockholders of Santera in order to purchase the minority interest in Santera for $75.6 million. On October 3, 2005, we completed the acquisition of the minority interest and as of that date we own 100% of Santera.
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

     Corporate Headquarters Relocation and Taqua Restructuring
     In April 2005, we decided to relocate our corporate offices from Calabasas, California to our facilities in Morrisville, North Carolina. The relocation provides us a significant opportunity to improve our operations by integrating our finance, accounting, corporate and information technology functions into the business units they support. In addition, we decided to move our Taqua facility from Hyannis, Massachusetts to our Plano, Texas facilities during 2005. Both of these relocations will result in employee terminations and relocations and qualify as Exit Activities as that term is defined in SFAS No. 146. The termination costs include retention bonuses, severance pay and benefit costs extended through the required service period and for up to one year thereafter. Additionally, in the second quarter of 2005, we recorded a one-time charge of $150,000 related to the termination of our lease in Hyannis. Other costs related to the management of the relocation projects and the costs to relocate equipment are expensed as incurred.
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
     Costs related to the Corporate Headquarters Relocation and Taqua Restructuring are as follows:

		Costs Incurred
	Total Costs	for the	Cumulative Costs
	Expected to be	Three Months Ended	Incurred through
	Incurred	September 30, 2005	September 30, 2005
		(Thousands)
Severance costs and retention bonuses(1)	$4,683	$561	$2,434
Employee relocation costs	185	176	185
Facility relocation costs	1,155	545	1,125
Other(2)	821	307	505

Total	$6,844	$1,589	$4,249

(1)	Includes estimated severance costs related to the Employment Separation Agreement between us and our Chief Executive Officer as discussed in Note O — Subsequent Events.

(2)	Consists of costs related to the transition of our corporate headquarters including recruitment, signing bonuses and training costs related to the hiring of finance and administrative personnel in Morrisville as well as travel costs during the transition period. In addition, other costs include salary costs for duplicative employees during the transition of job responsibilities from employees located in Calabasas to the successor employees in Morrisville. These transition costs are expensed as incurred.
     Activity related to the Corporate Headquarters Relocation and Taqua Restructuring accrual is as follows:

		Restructuring
		Charges Accrued in	Payments in the
		the	Three Months	Balance at
	Balance at	Three Months Ended	Ended	September 30,
	June 30, 2005	September 30, 2005	September 30, 2005	2005
	(Thousands)
Severance costs and retention bonuses	$1,873	$561	$(192)	$2,242
Employee relocation costs	—	176	(62)	114
Facility costs	161	545	(584)	122
Other	—	307	(307)	—

Total	$2,034	$1,589	$(1,145)	$2,478

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
Note G. Certain Balance Sheet Items (Restated)

	September 30,	December 31,
	2005	2004
	(Restated)	(Restated)
	(Thousands)
Inventories:
Raw materials	$32,158	$20,972
Work in process	7,483	4,147
Finished goods	10,550	8,535

Inventories	$50,191	$33,654

Intangible assets:
Purchased technology	$81,090	$76,900
Other	7,410	10,190

	88,500	87,090
Less accumulated amortization	(11,903)	(7,175)

Intangible assets, net	$76,597	$79,915

     The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. The estimated remaining amortization expense related to identifiable intangible assets as of September 30, 2005 is as follows:

For the Years Ending December 31,	(Thousands)
2005	$2,310
2006	8,104
2007	6,769

For the Years Ending December 31,	(Thousands)
2008	6,732
2009	6,594
Thereafter	46,088

Total	$76,597

Goodwill:
     The changes in the carrying amount of goodwill by operating segment during the nine months ended September 30, 2005 were as follows (in thousands):

	Network	Switching	Communications	IEX Contact
	Signaling	Solutions	Software	Center
	Group	Group	Solutions Group	Group	Total
Balance as of December 31, 2004 (Restated)	$—	$96,447	$20,297	$9,698	$126,442
Purchase of iptelorg	3,361	—	—	—	3,361
Purchase price adjustments relating to acquisitions(1)	—	408	3,045	—	3,453
Foreign currency fluctuation and other	—	35	83	—	118

Balance as of September 30, 2005 (Restated)	$3,361	$96,890	$23,425	$9,698	$133,374

(1)	Upon review of the purchase price allocations for our acquisitions of Steleus and VocalData and the completion of our 2004 income tax returns for those companies, we reduced the carrying value of certain deferred tax assets of Steleus and VocalData by approximately $3.0 million and $400,000, respectively.
     As required by SFAS 142, we do not amortize our goodwill balances, but instead test goodwill for impairment in accordance with the provisions of SFAS 142 annually and more frequently upon the occurrence of any events that may indicate impairment.
Note H. Financial Instruments
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
     For the three months ended September 30, 2005 and 2004, other income (loss) from foreign currency forward contracts was $258,000 and $(483,000), respectively. For the nine months ended September 30, 2005 and 2004, other income (loss) from foreign currency forward contracts was $2,048,000 and $(733,000), respectively. These gains (losses) were offset by a corresponding gain or loss on the item being hedged, which is also recorded in other income (loss) in the accompanying unaudited condensed consolidated financial statements.
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
     The income tax provisions for the three months ended September 30, 2005 and 2004 were approximately $(0.7) million and $8.9 million, respectively, and for the nine months ended September 30, 2005 and 2004 were approximately $11.7 million and $21.4 million, respectively. The Effective Rate for the three months ended September 30, 2005 and 2004 was (9.3)% and 81.1%, respectively, and for the nine months ended September 30, 2005 and 2004 was 62% and 106%, respectively. The Effective Rate reflects the effect of non-deductible acquisition-related costs such as acquired in-process research and development and the non-deductible losses of Santera.
     Our provision for income taxes does not include any benefit from the losses generated by Santera, as such losses cannot be included on our federal consolidated tax return inasmuch as our majority ownership interest in Santera did not meet the threshold to consolidate under income tax rules and regulations. A full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Accordingly, we have provided a $90.2 million valuation allowance against the deferred tax assets of Santera as of September 30, 2005. In addition to the fully reserved deferred tax assets of Santera, we have deferred tax assets of $55.5 million as of September 30, 2005, against which we have not provided a valuation allowance. The realization of these assets is dependent on the generation of future taxable income.
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
     During 2004, we issued restricted stock units (“RSUs”) for 116,510 shares to employees of VocalData and Steleus resulting in deferred stock-based compensation of approximately $2.0 million. These RSUs vest over a one-year period and are being amortized on a straight-line basis to expense over the vesting period. During the nine months ended September 30, 2005, six employees were granted a total of 122,281 RSUs. In connection with these grants, we recorded approximately $1.8 million of deferred stock-based compensation, which is being amortized on a straight-line basis to expense over each awards’ vesting period which is typically one year. Also, during the nine months ended September 30, 2005, we granted a total of 236,546 shares of restricted stock subject to certain repurchase rights in connection with our acquisition of iptelorg. In connection with this grant, we recognized approximately $4.1 million of deferred stock-based compensation, which is being amortized to expense on a straight-line basis as the restrictions on the shares lapse over a period of four years. For the three and nine months ended September 30, 2005, we recognized approximately $0.8 million and $1.8 million of expense, respectively, related to the amortization of the deferred stock-based compensation for these restricted stock units and restricted stock awards. As of September 30, 2005, we had approximately $5.5 million remaining in deferred stock-based compensation relating to these awards.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
		(Thousands, except per-share data)
Stock-based compensation, net of tax:
As reported	$670	$37	$1,753	$203
Additional stock-based compensation expense determined under the fair value method	4,399	3,975	13,559	11,390

Pro forma	$5,069	$4,012	$15,312	$11,593

Net income(loss):
As reported	$(4,078)	$9,519	$14,182	$13,393
Less: additional stock-based compensation expense determined under the fair value method, net of tax	(4,399)	(3,975)	(13,559)	(11,390)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
		(Thousands, except share data)
Pro forma	$(8,477)	$5,544	$623	$2,003

Earnings (loss) per share-basic:
As reported	$(0.06)	$0.15	$0.22	$0.21
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.06)	(0.06)	(0.21)	(0.18)

Pro forma	$(0.12)	$0.09	$0.01	$0.03

Earnings (loss) per share-diluted:
As reported	$(0.06)	$0.14	$0.21	$0.20
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.06)	(0.06)	(0.20)	(0.17)

Pro forma	$(0.12)	$0.08	$0.01	$0.03

Weighted average number of shares outstanding:
Basic	66,113	63,172	65,811	62,554
Diluted	66,113	65,971	67,512	65,440
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
     Switching Solutions Group (formerly Next-Generation Switching). Our Switching Solutions Group product portfolio is principally comprised of switching products obtained through our Santera, Taqua, and VocalData acquisitions and include the Tekelec 9000 DSS, an integrated voice and data switching solution, the Tekelec 8000 WMG or Wireless Media Gateway, the Tekelec 7000 C5, and the Tekelec 6000 VoIP Application Server. Our Switching Solutions Group products are focused primarily on creating and enhancing next-generation voice switching products and services for both traditional Time Division Multiplexing (“TDM”), or TDM-based, and new Packet-based Class 4, Class 5 and wireless applications.
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
     Our operating segments and geographical information are as follows (in thousands):
      Operating Segments

	Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Network Signaling Group	$63,837	$66,375	$230,915	$191,004
Switching Solutions Group	36,300	14,113	96,816	32,853
Communications Software Solutions Group	8,619	5,848	21,573	13,907
IEX Contact Center Group	12,612	10,558	34,694	30,300
Intercompany Eliminations	(388)	—	(1,427)	—

Total net revenues	$120,980	$96,894	$382,571	$268,064

	Income (Loss) from Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Network Signaling Group	$18,815	$27,588	$100,521	$82,968
Switching Solutions Group	(10,303)	(16,837)	(34,048)	(47,482)
Communications Software Solutions Group	(4,954)	337	(14,554)	750
IEX Contact Center Group	5,799	4,489	13,135	11,870
General Corporate(1)	(17,299)	(14,735)	(48,915)	(49,638)

Total income (loss) from operations	$(7,942)	$842	$16,139	$(1,532)

(1)	General Corporate includes acquisition-related charges and amortization of $2,462 and $2,015 for the three months ended September 30, 2005 and 2004, respectively, and $7,808 and $15,988 for the nine months ended September 30, 2005 and 2004, respectively, as well as other corporate expenses not specifically allocated to operating segments or specifically used by operating segment management to evaluate segment performance.
      Enterprise-Wide Disclosures
     The following table sets forth, for the periods indicated, revenues from external customers by principal product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Network Signaling Group	$63,837	$66,375	$230,915	$191,004
Switching Solutions Group	36,300	14,113	96,816	32,853
Communications Software Solutions Group	8,231	5,848	20,146	13,907
IEX Contact Center Group	12,612	10,558	34,694	30,300

Total	$120,980	$96,894	$382,571	$268,064

     The following table sets forth, for the periods indicated, revenues from external customers by geographic territory (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
North America(1)	$84,635	$71,810	$293,960	$220,044
Europe Middle East and Africa	22,086	13,499	48,285	20,196
Caribbean and Latin America	9,229	5,643	21,405	15,602
Asia Pacific	5,030	5,942	18,921	12,222

Total	$120,980	$96,894	$382,571	$268,064

(1)	North America includes revenues in the United States of $82,489 and $69,086 for the three months ended September 30, 2005 and 2004, respectively, and $277,908 and $206,070 for the nine months ended September 30, 2005 and 2004, respectively.
     The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment, investment in privately held company and other tangible assets by geographic area (in thousands):

	September 30,	December 31,
	2005	2004
United States	$47,826	$42,187
Other	3,313	2,509

Total	$51,139	$44,696

     Sales to Alcatel accounted for 24% and 18% of our revenues for the three and nine months ended September 30, 2005,

respectively, and were made by our Switching Solutions Group. For the three months ended September 30, 2004, sales to Alcatel accounted for 10% of our revenues. For the nine months ended September 30, 2004 sales to this customer were below 10% of our revenues.
     For the nine months ended September 30, 2005 and 2004, sales to the combined company formed by the merger of AT&T Wireless and Cingular accounted for 20% and 13% of our revenues, respectively. For the three months ended September 30, 2005 and 2004, sales to this company accounted for less than 10% of our revenues. Sales to this customer were made by our Network Signaling Group and the IEX Contact Center Group.
     Sales to Nextel accounted for 12% of our revenues for the three months ended September 30, 2004, and resulted from sales by our Network Signaling Group and IEX Contact Center Group. Sales to Verizon accounted for 10% of our revenues for the nine months ended September 30, 2004, and resulted from sales by our Network Signaling Group, Switching Solutions Group, and IEX Contact Center Group.
Note N. Earnings (Loss) Per Share (Restated)
     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2005 and 2004:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Thousands, except per share data)
For the Three Months Ended September 30, 2005:
Basic earnings (loss) per share	$(4,078)	66,113	$(0.06)
Effect of dilutive securities	—	—
Effect of “if-converted” method applied to Convertible Note	—	—

Diluted earnings (loss) per share	$(4,078)	66,113	$(0.06)

For the Three Months Ended September 30, 2004:
Basic earnings per share	$9,519	63,172	$0.15
Effect of dilutive securities	—	2,799
Effect of “if-converted” method applied to Convertible Note	581	6,361

Diluted earnings per share	$10,100	72,332	$0.14

For the Nine Months Ended September 30, 2005:
Basic earnings per share	$14,182	65,811	$0.22
Effect of dilutive securities	—	2,231
Effect of “if-converted” method applied to Convertible Note	—	—

Diluted earnings per share	$14,182	68,042	$0.21

For the Nine Months Ended September 30, 2004:
Basic earnings per share	$13,393	62,554	$0.21
Effect of dilutive securities	—	2,886
Effect of “if-converted” method applied to Convertible Note	—	—

Diluted earnings per share	$13,393	65,440	$0.20

     The computation of diluted number of shares excludes unexercised stock options and potential shares issuable upon conversion of our 2.25% senior subordinated convertible notes due 2008 that are anti-dilutive. The numbers of such shares excluded were 19.0 million and 12.0 million for the three months ended September 30, 2005 and 2004, respectively, and 18.9 million and 17.3 million for the nine months ended September 30, 2005 and 2004, respectively.
Note O. Subsequent Events
      Acquisition of Minority Interest in Santera Systems Inc.
     On October 3, 2005, we completed the acquisition of all of the shares of capital stock of Santera owned by Santera’s minority stockholders for an aggregate cash purchase price of $75.6 million. As a result of the acquisition, Santera is a wholly owned subsidiary of Tekelec as of that date. At the closing of our purchase of the minority interest, the parties’ indemnification obligations as set forth in the original merger agreement terminated.
     We will account for the transaction as a step acquisition of minority interest. After eliminating from our consolidated balance sheet the minority interest in Santera of approximately $7.4 million at the date of purchase, we will allocate the remaining purchase price of approximately $68.2 million plus any transaction costs to the proportionate share of the identifiable net assets being acquired based upon an assessment of their respective fair values. Any excess of the purchase price over the assessed fair values of the acquired proportionate share of the identifiable net assets will be allocated to goodwill. The purchase accounting for this step acquisition has not been finalized as we are currently assessing the fair value of the identifiable net assets acquired.
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
     As discussed in Note B of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q/A, we have restated our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2005 and 2004. Specifically, we have restated our condensed consolidated financial statements as the result of certain errors that existed in our previously issued financial statements, principally related to our application of SOP 97-2 and to our accounting, presentation and disclosure of certain financial statement items such as (i) customer service costs, (ii) deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and (iii) certain miscellaneous accrued expenses and prior period purchase accounting entries. All referenced amounts in this report for the three and nine months ended September 30, 2005 and 2004 reflect balances and amounts on a restated basis.
     Except for the items identified in the Explanatory Note and as required to reflect the Third Quarter Restatement and certain matters relating to the 2006 Restatement, this Form 10-Q/A does not modify or update other disclosures presented in the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A, including the financial statements and the notes thereto included herein, generally does not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update disclosures therein which were affected by subsequent events. For information regarding events subsequent to the original filing of the Form 10-Q, this Form 10-Q/A should be read in conjunction with our 2005 Form 10-K and our other filings with the SEC since the date of the original filing of the Form 10-Q, including the amendments to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, which we are filing with the SEC substantially contemporaneously with the filing of this Form 10-Q/A.
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
Results of Operations
     The following table sets forth, for the periods indicated, the percentages that certain statement of operations items bear to total revenues:

	Percentage of Revenues
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.1	37.7	37.3	34.9
Amortization of purchased technology	1.6	1.5	1.5	2.6

Gross profit	54.3	60.8	61.2	62.5

Research and development	26.2	26.7	24.5	26.6
Selling, general and administrative	31.8	29.6	30.5	31.5
Acquired in-process research and development	1.0	2.5	0.3	3.9
Restructuring and other	1.3	0.3	1.1	0.5
Amortization of intangible assets	0.6	0.8	0.6	0.6

Total operating expenses	60.9	59.9	57.0	63.1

Income (loss) from operations	(6.6)	0.9	4.2	(0.6)
Other income (expense), net	0.5	10.4	(0.1)	3.8

Income (loss) from operations before provision for income taxes	(6.1)	11.3	4.1	3.2
Provision for income taxes	(0.6)	9.2	3.1	8.0

Income (loss) before minority interest	(5.5)	2.1	1.0	(4.8)
Minority interest	2.1	7.7	2.7	9.8

Net income (loss)	(3.4)%	9.8%	3.7%	5.0%

     The following table sets forth, for the periods indicated, the revenues by segment as a percentage of total revenues:

	Percentage of Revenues
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Network Signaling Group	53%	69%	60%	71%
Switching Solutions Group	30	15	25	12
Communications Software Solutions Group	7	5	6	6
IEX Contact Center Group	10	11	9	11
Intercompany eliminations	—	—	—	—

Total	100%	100%	100%	100%

     The following table sets forth for the periods indicated, the revenues by geographic territories as a percentage of total revenues:

	Percentage of Revenues
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
North America	70%	74%	77%	82%
Europe Middle East and Africa	18	14	12	7
Caribbean and Latin America	8	6	6	6
Asia Pacific	4	6	5	5

Total	100%	100%	100%	100%

      Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004
     Revenues. Our revenues increased by $24.1 million, or 25%, during the third quarter of 2005, as compared to the third quarter of 2004, due primarily to higher sales in our Switching Solutions Group.
     Revenues from our Switching Solutions Group increased $22.2 million, or 157%, primarily as a result of an increase in sales of our wireless media gateway products of $19.7 million and an increase of $2.5 million in sales of products and services obtained from our 2004 acquisitions of Taqua and VocalData.
     Revenues from our Network Signaling Group (‘NSG”) decreased by $2.5 million or 4%. As discussed in Notes A and B to our unaudited condensed consolidated financial statements, NSG previously recognized revenue prior to the 2006 Restatement based on the timing of shipments of its products, including partial shipments, but post-2006 Restatement, NSG recognizes revenue under the residual method of accounting, which results in the deferral of all of our product revenue until all products within an order are shipped. Accordingly, the timing of revenue recognition in our NSG business unit could vary significantly from quarter to quarter depending on the timing of completion of the shipment of all products in an order. Although orders increased during the third quarter of 2005, we did not fully complete shipment on certain orders, and therefore we could not recognize revenue, which led to a decrease in revenues for the period.
     Revenues from our Communications Software Solutions Group increased by $2.4 million, or 41%, due primarily to the addition of revenues from products and services obtained from our acquisition of Steleus, and an increase in revenues from sales of our Sentinel product line and applications.
     Revenues from our IEX Contact Center Group increased by $2.1 million, or 19%, as a result of increased sales of TotalView products.
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
     We believe that our future revenue growth depends in large part upon a number of factors affecting the demand for our signaling and switching products. For our signaling products, domestically, we derive the majority of our signaling revenue from wireless operators, as wireless networks generate significantly more signaling traffic than wireline networks and, as a result, require significantly more signaling infrastructure. Factors that increase the amount of signaling traffic generated on a wireless network, which we believe result in increased demand for our signaling products include, the growth in the number of subscribers, the number of calls made per subscriber, minutes of use, roaming, and the use of advanced features, such as text messaging. Internationally, in addition to the factors affecting our domestic sales growth described above, signaling product revenue growth depends primarily on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor, and our ongoing ability to meet the signaling requirements of the newly acquired customers. For our switching products, future revenue growth, both domestically and internationally, depends on the increasing adoption and deployment of packet-switching technology. As a result of the expansion of our product portfolio and our strategy of providing our customers with integrated products and services, the timing and the way that we recognize revenues may be impacted in the future. In the event that we sell integrated products and services that we cannot separate into multiple elements due to the inability to establish vendor-specific objective evidence, we will not be able to recognize revenue until all of the products and services are completely delivered.
     Gross Profit. Gross profit increased to $65.6 million from $58.9 million, but decreased as a percentage of revenues to 54.3% in the third quarter of 2005 compared to 60.8% in the third quarter of 2004. While revenues in the majority of our product lines increased during the third quarter of 2005, the decline in our gross profit as a percentage of revenues is due primarily to revenues from sales of our lower margin Switching Solutions Group’s products growing at a higher rate than revenues from our higher margin Network Signaling Group and other products. To the extent that future revenues from sales of our Switching Solutions Group’s products continue to increase as a percentage of our total revenues, our gross profit as a percentage of revenues may continue to decline. In addition, our gross margin declined during the third quarter of 2005 due to a growing percentage of our Network Signaling Group’s revenues coming from sales of “initial” systems in international markets, which sales typically carry lower margins. Further, as we enter new markets, particularly international markets, our gross margins as a percentage of revenues may continue to decrease from time to time as the result of our decision to develop new sales channels and customer relationships in these markets.
     Research and Development. Research and development expenses increased by $5.9 million, or 22.7%, but decreased as a percentage of revenues to 26.2% for the three months ended September 30, 2005 from 26.7% for the three months ended September 30, 2004. The dollar increase in 2005 was due primarily to an increase of $3.5 million in compensation and related expenses attributable to additional personnel employed by Tekelec as a result of our acquisitions of Steleus and VocalData in the second half of 2004, and secondarily to an increase of $1.6 million in consulting costs incurred on certain research and development projects.
     We intend to continue to make substantial investments in product and technology development and believe that our future success depends in large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9.6 million, or 33.4%, and increased as a percentage of revenues to 31.8% for the three months ended September 30, 2005 from 29.6% for the three months ended September 30, 2004. The dollar increase is primarily due to a $6.9 million increase in compensation and related expenses attributable primarily to additional personnel employed by Tekelec as a result of our acquisitions of Steleus and VocalData in 2004. In addition, $1.1 million of the increase is attributable to higher travel expenses incurred as a result of our additional personnel, higher audit and Sarbanes-Oxley compliance fees for the period and higher facilities expenses resulting primarily from (i) the addition of our Steleus and VocalData facilities in 2004 and (ii) expenses related to the lease of additional space in our Plano, Texas facility beginning in December 2004. Selling, general and administrative expenses increased as a percentage of revenues due primarily to the decrease in revenues relating to our Network Signaling Group.

     Acquired In-Process Research and Development. Acquired in-process research and development expense of $1.2 million for the three month period ended September 30, 2005 represents the write-off of acquired in-process research and development related to our iptelorg acquisition. Acquired in-process research and development expense of $2.4 million for the three months ended September 30, 2004 represents the write-off of acquired in-process research and development related to our VocalData acquisition. See Note C — Acquisitions to the accompanying unaudited condensed consolidated financial statements.
     Restructuring and Other Charges. In April 2005, we decided to relocate our corporate offices from Calabasas, California to our facilities in Morrisville, North Carolina. We believe the relocation provides us with a significant opportunity to improve our operations by fully integrating our finance, accounting, corporate and information technology functions into the business units they support. In addition, we decided to move our Taqua facility in Hyannis, Massachusetts to our Plano, Texas facilities during 2005. The relocation of our corporate headquarters and consolidation of our Taqua facility resulted in restructuring charges of $1.6 million in the three months ended September 30, 2005 (See Note E — Restructuring and Other Costs to the accompanying unaudited condensed consolidated financial statements). We expect these restructuring efforts to reduce our annual expenses from what they otherwise would have been by up to $2.0 million, primarily related to reduced facility and personnel costs.
     In January 2004, we announced a cost reduction initiative that resulted in restructuring charges of $275,000 for the three months ended September 30, 2004. These charges relate to our implementation of a global strategic manufacturing plan which includes outsourcing substantially all of our manufacturing operations and relocating our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina (See Note E — Restructuring and Other Costs to the accompanying unaudited condensed consolidated financial statements).
     Amortization of Intangible Assets. Amortization of intangible assets was $701,000 for the three months ended September 30, 2005, compared to $763,000 for the three months ended September 30, 2004, and decreased slightly as a percentage of revenues from 0.8% for the three months ended September 30, 2004 to 0.6% for the three months ended September 30, 2005. Amortization for the three months ended September 30, 2005 and 2004 includes the amortization of intangible assets acquired as a result of the acquisitions of VocalData and Taqua during 2004. Amortization for the three months ended September 30, 2005 also includes the amortization of intangible assets acquired as a result of the acquisition of iptelorg during the third quarter of 2005.
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
     In September 2004, we sold our investment in Catapult shares and recorded a gain on sale of approximately $2.2 million. In August 2004 following the acquisition of Telica by Lucent, we received freely tradable common stock of Lucent in exchange for our investment in Telica. In September 2004, we sold 90% of these shares for proceeds of approximately $17.9 million, resulting in a gain of $7.9 million.
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
     The income tax provisions for the three months ended September 30, 2005 and 2004 were $(0.7) million and $8.9 million, respectively, and reflected the effect of non-deductible acquisition-related costs such as acquired in-process research and development and non-deductible losses of Santera. Our provision for income taxes does not include any benefit from the losses generated by Santera because its losses cannot be included on our consolidated federal tax return since as our majority ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations. A full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Excluding the effect of acquisition-related items and Santera’s operating results, an effective tax rate of 35% was applied to income from operations for the three months ended September 30, 2005 and 2004.
     Minority Interest. Minority interest represents the losses of Santera allocable to the minority stockholders. See Note D — Minority Interest in Santera Systems Inc. to the accompanying unaudited condensed consolidated financial statements.
      Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004
     Revenues. Our revenues increased by $114.5 million, or 43%, during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, due primarily to higher sales in our Switching Solutions and Network Signaling groups.

     Revenues from our Switching Solutions Group increased $64.0 million, or 195%, primarily as a result of an increase in sales of our wireless media gateway products of $54.3 million and the addition of revenues of $9.7 million related to the sales of products and services acquired in our acquisitions of Taqua and VocalData.
     Revenues from our Network Signaling Group increased by $39.9 million, or 21%, due to an increase in sales of EAGLE STP initial systems and an increase in EAGLE STP extension sales, partially offset by a decrease in sales of our number portability solutions. As discussed in Notes A and B to the unaudited condensed consolidated financial statements, our Network Signaling Group (“NSG”) previously recognized revenue prior to the 2006 Restatement based on the timing of shipment of its products, including partial shipments, but post Restatement, NSG recognizes revenue under the residual method of accounting, which results in the deferral of all of our product revenue until all products within an order are shipped. Accordingly, the timing of revenue recognition in our NSG business unit will vary significantly from quarter to quarter depending on the timing of completion of the shipment of all products in an order.
     Revenues from our Communications Software Solutions Group increased by $6.2 million, or 45%, due primarily to the addition of revenues from sales of products and services acquired in our acquisition of Steleus.
     Revenues from our IEX Contact Center Group increased by $4.4 million, or 15%, as a result of increased sales of TotalView products.
     Gross Profit. Gross profit increased to $234.0 million from $167.5 million, but decreased as a percentage of revenues to 61.2% for the nine months ended September 30, 2005 from 62.5% for the nine months ended September 30, 2004. While revenues in all of our product lines increased during the first nine months of 2005, the decline in our gross profit as a percentage of revenues is due primarily to revenues from our lower margin Switching Solutions Group’s products growing at a higher rate than revenues from our higher margin NSG and other products. To the extent that future revenues from sales of our Switching Solutions Group’s products continue to increase as a percentage of our total revenues, our gross profit as a percentage of revenues may continue to decline. In addition, our gross margin declined during the third quarter of 2005 due to a growing percentage of our Network Signaling Group’s revenues coming from sales of “initial” systems in international markets, which sales typically carry lower margins. Further, as we enter new markets, particularly international markets, our gross margins as a percentage of revenues may continue to decrease from time to time as the result of our decision to develop new sales channels and customer relationships in these markets.
     Research and Development. Research and development expenses increased by $22.1 million, or 31.0%, and decreased as a percentage of revenues to 24.5% for the nine months ended September 30, 2005 from 26.6% for the nine months ended September 30, 2004. The dollar increase in 2005 was due primarily to an increase of $12.1 million in compensation and related expenses attributable to additional personnel employed by Tekelec as a result of our acquisitions of Taqua, Steleus and VocalData in 2004, an increase of $5.7 million in consulting costs incurred on certain research and development projects and a $2.2 million increase in facilities costs related to the acquisitions of Steleus and VocalData. We were able to decrease research and development expenses as a percentage of revenue primarily to our cost control initiatives.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $32.2 million, or 38.2%, and decreased as a percentage of revenues to 30.5% for the nine months ended September 30, 2005 from 31.5% for the nine months ended September 30, 2004. The increase is primarily due to a $23.1 million increase in compensation and related expenses attributable primarily to additional personnel employed by Tekelec as a result of our acquisitions of Taqua, Steleus and VocalData in 2004. In addition, the remainder of the increase is attributable to higher travel expenses incurred as a result of our additional personnel, higher audit and Sarbanes-Oxley compliance fees for the period and higher facilities expenses resulting primarily from (i) the addition of our Steleus and VocalData facilities in 2004 and (ii) expenses related to the lease of additional space in our Plano, Texas facility beginning in December 2004.
     Acquired In-Process Research and Development. Acquired in-process research and development expense of $1.2 million in the nine months ended September 30, 2005 represents the write-off of acquired in-process research and development related to our iptelorg acquisition. Acquired in-process research and development expense of $10.4 million in the nine months ended September 30, 2004 represents the write-off of acquired in-process research and development related to our acquisitions of Taqua and VocalData. See Note C — Acquisitions to the accompanying unaudited condensed consolidated financial statements.
     Restructuring and Other Charges. In April 2005, we decided to relocate our corporate offices from Calabasas, California to our facilities in Morrisville, North Carolina. We believe the relocation provides us with a significant opportunity to improve our operations by fully integrating our finance, accounting, corporate and information technology functions into the business units they support. In addition, we decided to move our Taqua facility in Hyannis, Massachusetts to our Plano, Texas facilities during 2005. The relocation of our corporate headquarters and consolidation of our Taqua facility resulted in restructuring charges of $4.2 million in the nine months ended September 30, 2005, including a one-time charge of $150,000 related to the termination of our lease in Hyannis (See Note E — Restructuring and Other Costs to the accompanying unaudited condensed consolidated financial statements). We expect these restructuring efforts to reduce our annual expenses from what they otherwise would have been by up to $2.0 million, primarily related to reduced facility and personnel costs.
     In January 2004, we announced a cost reduction initiative that resulted in restructuring charges of $100,000 for the nine months ended September 30, 2005 compared to $1.3 million for the nine months ended September 30, 2004. These charges relate to our implementation of a global strategic manufacturing plan which includes outsourcing substantially all of our manufacturing operations and relocating our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina (See Note E — Restructuring and Other Costs to the accompanying unaudited condensed consolidated financial statements).
     Amortization of Intangible Assets. Amortization of intangible assets was $2.3 million for the nine months ended September 30, 2005 compared to $1.7 million for the nine months ended September 30, 2004, and as a percentage of revenues was 0.6% for both the nine months ended September 30, 2005 and 2004. The dollar increase of $578,000 for the nine months ended September 30, 2005 is due to a full nine months of amortization of intangible assets relating to the acquisitions in 2004 of Taqua, VocalData and Steleus, as well as the amortization of intangible assets acquired in the acquisition of iptelorg during the third quarter of 2005.
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
     Loss on sale of investments was approximately $1.3 million for the nine months ended September 30, 2005, consisting primarily of losses related to the sale of shares of Alcatel in the first quarter of 2005.
     In September 2004, we sold our investment in Catapult shares and recorded a gain on sale of approximately $2.2 million. In August 2004 following the acquisition of Telica by Lucent, we received freely tradable common stock of Lucent in exchange for our investment in Telica. In September 2004, we sold 90% of these shares for proceeds of approximately $17.9 million, resulting in a gain of $7.9 million.
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
     The income tax provisions for the nine months ended September 30, 2005 and 2004 were $11.7 million and $21.4 million, respectively, and reflected the effect of non-deductible acquisition-related costs such as acquired in-process research and development costs and non-deductible losses of Santera. Our provision for income taxes does not include any benefit from the losses generated by Santera because its losses cannot be included on our consolidated federal tax return inasmuch as our majority ownership interest in Santera does not meet the threshold to consolidate under income tax rules and regulations. A full valuation allowance has been established against Santera’s deferred tax assets due to uncertainties surrounding the timing and realization of the benefits from Santera’s tax attributes in future tax returns. Excluding the effect of acquisition-related items and Santera’s operating results, an effective tax rate of 35% was applied to income from operations for the nine months ended September 30, 2005 and 2004.
     Minority Interest. Minority interest represents the losses of Santera allocable to the minority stockholders. See Note D — Minority Interest in Santera Systems Inc. to the accompanying unaudited condensed consolidated financial statements.

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
     Cash flows from operating activities, net of the effects of exchange rate changes on cash, increased $32.0 million during the first nine months of 2005 compared to the first nine months of 2004. Net cash flows from operating activities for the nine months ended September 30, 2005 were provided primarily by net income adjusted for non-cash expenses such as depreciation, amortization and minority interest and net cash inflows from working capital adjustments related primarily to changes in accounts receivable, deferred revenue and inventories. Accounts receivable decreased $14.9 million for the nine months ended September 30, 2005, compared to an increase of $26.8 million for the nine months ended September 30, 2004, due primarily to higher collections during the first nine months of 2005. Deferred revenues increased $30.9 million in the nine months ended September 30, 2005 due to an increase in transactions that were subject to completion of acceptance or delivery requirements. Inventories increased by $16.7 million during the nine months ended September 30, 2005 in order to meet anticipated shipments of our products in the fourth quarter of 2005.
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
     Cash flows from financing activities increased $448,000 for the first nine months of 2005 compared to the first nine months of 2004 due primarily to lower principal payments on notes payable offset by lower amounts of proceeds from the issuance of common stock upon exercise of options.
     We believe that our historical sources of cash, including existing working capital, funds generated through operations, proceeds from the issuance of stock upon the exercise of options, and our current bank credit facility, will be sufficient to satisfy operating requirements for at least the next 12 months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in an accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 will have a material impact on our financial position, results of operations or cash flows for the current or any prior periods.
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
     In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” (“SFAS 151”). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 will have a material impact on our financial position, results of operations or cash flows.
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
Item 4. Controls and Procedures
     As discussed in Note B of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q/A, we have restated our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 (the “Third Quarter Restatement”). This Item 4 has been updated to reflect the Third Quarter Restatement as well as for certain events and developments subsequent to September 30, 2005, including the 2006 Restatement described in the Explanatory Note included in this filing.
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
     Subsequent to the original evaluation discussed above, the results of which were disclosed in Item 4 in our Form 10-Q, we reevaluated the effectiveness and design of our disclosure controls and procedures as of September 30, 2005, primarily as a result of the 2006 Restatement, including the Third Quarter Restatement, and the identification of certain material weaknesses in our internal control over financial reporting as of December 31, 2004 as discussed further below. Based upon this reevaluation, our current CEO and CFO have concluded that our disclosure controls and procedures, as of September 30, 2005, were not adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
     In making this reevaluation of our disclosure controls and procedures, the CEO and CFO considered, among other matters:
•	the need for the 2006 Restatement, including the filing of this Form 10-Q/A to amend our original filing of the Form 10-Q;

•	the material weaknesses in our internal control over financial reporting that, as discussed below and as reported in Item 9A of our 2005 Form 10-K, existed as of December 31, 2004 and that, as discussed below, continued to exist at September 30, 2005; and

•	management’s conclusion, as reported in Item 9A of our 2005 Form 10-K and as discussed below, that our internal control over financial reporting was not effective as of December 31, 2004; and the conclusion of our CEO and CFO, as reported in Item 9A of our 2005 Form 10-K, that our disclosure controls and procedures as of December 31, 2004 were not effective.
     In connection with the reevaluation of our disclosure controls and procedures as of September 30, 2005 and as part of our 2006 Restatement of our annual consolidated financial statements for the years ended December 31, 2003 and 2004 and each of the interim periods of the year ended December 31, 2004 and the first three quarters of the year ended December 31, 2005, we have applied significant complementary and compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Notwithstanding the material weaknesses in our internal control over financial reporting that existed as of September 30, 2005, management believes, based on its knowledge, that (i) this Form 10-Q/A does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this report.
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
     In connection with our reevaluation and the 2006 Restatement described above, management has concluded, as disclosed in Item 9A of our 2005 Form 10-K, that the 2006 Restatement was a result of material weaknesses in our internal control over financial reporting that existed as of December 31, 2004. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has now concluded that our disclosure controls and procedures were ineffective as of September 30, 2005 as a result of the following material weaknesses:
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
     Changes in Internal Control over Financial Reporting
     There were no material changes in our internal control over financial reporting during our quarter ended September 30, 2005, that significantly affected, or were reasonably likely to significantly affect, our internal control over financial reporting. As such, the three material weaknesses in our internal control over financial reporting that existed as of December 31, 2004, as described above and as disclosed in Item 9A of our 2005 Form 10-K, continued to exist as of September 30, 2005.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is a party to various legal proceedings that are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”). The following information supplements the information concerning the Company’s legal proceedings disclosed in the 2004 Annual Report and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005:
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
     The shares were issued in a private offshore offering in reliance on an exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated under the Securities Act. The shares were offered and sold to non-U.S. persons with no general solicitation or advertising and with no directed selling efforts made inside of the United States. Each acquirer represented to the Company that the shares were being acquired for investment and not with a view to or for sale in connection with any distribution thereof. Each acquirer agreed to resell the acquired shares only (i) outside of the United States in accordance with the provisions of Regulation S, (ii) pursuant to a registration under the Securities Act or (iii) pursuant to an available exemption from registration under the Securities Act.
Item 5. Other Information.
     Because the Quarterly Report on Form 10-Q was originally filed within four business days after the applicable triggering event, the below disclosure was made under Part II, Item 5 instead of under Item 1.01 (Entry into a Material Definitive Agreement) of a Current Report on Form 8-K.
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
     The foregoing description of the Bonus Plan is qualified in its entirety by reference to the copy of the Bonus Plan, which was filed as Exhibit 10.5 to the original filing of the Quarterly Report on Form 10-Q, which is amended by this Form 10-Q/A.
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

10.5	Tekelec 2005 Executive Officer Bonus Plan(3)

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

Exhibit No.	Description
31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

32.1
Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to Rule 13a-14(b) under the Exchange Act and U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated August 1, 2005, as filed with the Commission on August 3, 2005.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) as filed with the Commission on August 8, 2005.

(3)	Previously filed as an exhibit to the Form 10-Q, which was filed with the SEC on November 8, 2005.

(4)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC

Date: June 26, 2006	/s/ FRANCO PLASTINA

Franco Plastina President and Chief Executive Officer

Date: June 26, 2006	/s/ WILLIAM H. EVERETT

William H. Everett Senior Vice President and Chief Financial Officer

Date: June 26, 2006	/s/ GREGORY S. RUSH

Gregory S. Rush Vice President, Corporate Controller and Chief Accounting Officer