Form 10-Q
period 2006-03-31
TEKELEC
filed 2006-07-12
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 1, 2006, there were 67,169,166 shares of the registrant’s common stock, without par value, outstanding.

TEKELEC
TABLE OF CONTENTS
FORM 10-Q

		Page
	Part I — Financial Information
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	2
	Unaudited Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2006 and 2005	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended March 31, 2006 and 2005	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2006 and 2005	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37

	Part II — Other Information
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
Signatures
Exhibits

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TEKELEC
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$40,670	$52,069
Short-term investments, at fair value	204,598	174,260

Total cash, cash equivalents and short-term investments	245,268	226,329

Accounts receivable, net	134,289	122,783
Inventories	60,064	48,347
Deferred income taxes	37,708	27,802
Deferred costs and prepaid commissions	83,916	78,190
Prepaid expenses and other current assets	16,469	15,739

Total current assets	577,714	519,190
Property and equipment, net	41,456	40,794
Investments in privately held companies	7,322	7,322
Deferred income taxes, net	63,636	68,598
Other assets	4,277	6,047
Goodwill	125,526	126,022
Intangible assets, net	55,090	57,214

Total assets	$875,021	$825,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$34,417	$33,227
Accrued expenses	39,488	50,649
Accrued payroll and related expenses	18,706	29,391
Short-term notes and current portion of notes payable	43	96
Current portion of deferred revenues	296,639	226,753

Total current liabilities	389,293	340,116
Long-term convertible debt	125,000	125,000
Deferred income taxes	1,638	1,694
Long-term portion of deferred revenues	8,632	5,217

Total liabilities	524,563	472,027

Commitments and Contingencies (Note 10)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 67,169,166 and 66,838,310 shares issued and outstanding, respectively	281,980	274,413
Deferred stock-based compensation	—	(5,680)
Retained earnings	69,157	85,666
Accumulated other comprehensive income (loss)	(679)	(1,239)

Total shareholders’ equity	350,458	353,160

Total liabilities and shareholders’ equity	$875,021	$825,187

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2006	2005
	(Thousands, except per share
	data)
Revenues	$107,466	$138,863
Cost of sales:
Cost of goods sold	56,006	42,737
Amortization of purchased technology	1,276	1,485

Total cost of sales	57,282	44,222

Gross profit	50,184	94,641

Operating expenses:
Research and development	36,550	30,429
Selling, general and administrative	41,046	37,873
Restructuring and other	164	257
Amortization of intangible assets	578	879

Total operating expenses	78,338	69,438

Income (loss) from operations	(28,154)	25,203
Other income (expense):
Interest income	1,651	1,264
Interest expense	(922)	(998)
Gain (loss) on investments	1,793	(1,344)
Other, net	(573)	(444)

Total other income (expense), net	1,949	(1,522)

Income (loss) from operations before provision for income taxes and minority interest	(26,205)	23,681
Provision (benefit) for income taxes	(9,696)	10,988

Income (loss) before minority interest	(16,509)	12,693
Minority interest	—	4,782

Net income (loss)	$(16,509)	$17,475

Earnings (loss) per share:
Basic	$(0.25)	$0.27
Diluted	(0.25)	0.24
Weighted average number of shares outstanding:
Basic	66,833	65,598
Diluted	66,833	74,407
See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	March 31,
	2006	2005
	(Thousands)
Net income (loss)	$(16,509)	$17,475
Other comprehensive income (loss):
Foreign currency translation adjustments	109	(54)
Net unrealized gain (loss) on available-for-sale securities, net of income taxes	451	(1,829)

Comprehensive income (loss)	$(15,949)	$15,592

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2006	2005
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(16,509)	$17,475
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on investments	(1,793)	1,344
Minority interest	—	(4,782)
Recoveries of doubtful accounts and returns	(93)	(592)
Depreciation	5,338	4,365
Amortization of intangibles	2,124	2,967
Amortization, other	1,143	876
Deferred income taxes	(5,255)	(114)
Stock-based compensation	9,878	938
Tax benefit related to stock options	—	252
Excess tax benefits from stock-based compensation	(287)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,393)	14,103
Inventories	(11,695)	(6,771)
Prepaid expenses and other current assets	(6,776)	(1,379)
Trade accounts payable	1,177	(3,442)
Accrued expenses	(11,213)	6,696
Accrued payroll and related expenses	(10,691)	(3,759)
Deferred revenues	73,264	1,160

Total adjustments	32,771	11,862

Net cash provided by operating activities	17,219	29,337

Cash flows from investing activities:
Proceeds from sales and maturities of investments	137,216	33,490
Purchases of investments	(165,683)	(64,048)
Purchases of property and equipment	(5,998)	(7,648)
Purchase of technology	—	(4,000)
Change in other assets	1,578	(93)

Net cash used in investing activities	(32,887)	(42,299)

Cash flows from financing activities:
Payments on notes payable and capital leases	(53)	(668)
Proceeds from issuance of common stock	3,904	956
Excess tax benefits from stock-based compensation	287	—

Net cash provided by financing activities	4,138	288

Effect of exchange rate changes on cash	131	(469)

Net change in cash and cash equivalents	(11,399)	(13,143)
Cash and cash equivalents at beginning of period	52,069	48,925

Cash and cash equivalents at end of period	$40,670	$35,782

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation and Changes in Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of Tekelec and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X.
     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our consolidated financial condition and consolidated results of operations. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year.
     We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 are for the thirteen weeks ended March 31, 2006 and April 1, 2005, respectively.
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
     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2005.
Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation.
Stock-based Compensation
     Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is typically the vesting period. We elected to adopt SFAS 123R utilizing the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that are modified subsequent to the adoption date that were outstanding as of the effective date. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. SFAS 123R also requires any benefits resulting from tax deductions in excess of recognized compensation expense to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities.
     Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation using the intrinsic value method prescribed by APB 25 and related Interpretations and provided the required pro forma disclosures of SFAS 123. Applying the intrinsic value method generally resulted in no compensation expense being recognized related to our employee stock option grants in periods prior to our adoption of SFAS 123R.
     The adoption of SFAS 123R had a material impact on our consolidated financial position and results of operations. For the three months ended March 31, 2006, we recorded stock-based compensation expense of $9.9 million, which reduced gross profit by $1.4 million, income from operations by $9.9 million, and net income by $6.6 million. The impact on both basic and diluted net loss per share for the three months ended March 31, 2006 was approximately $0.10 per share. For the three months ended March 31, 2005, we recognized $0.9 million of stock-based compensation expense under the intrinsic value method in accordance with APB 25. See Note

11 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had followed the fair value recognition method for our stock-based compensation.
Recent Accounting Pronouncements
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board No. 20 “Accounting Changes” (“APB 20”) and Statement of Financial Accounting Standards No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.
Note 2 — Minority Interest in Santera Systems Inc.
     On October 3, 2005, we completed the purchase of all of the shares of capital stock owned by the minority stockholders of Santera Systems Inc. (“Santera”). Prior to that date, the net income and losses of Santera were allocated between Tekelec and the minority stockholders based on their relative interests in the equity of Santera and the related liquidation preferences. This approach required net losses to be allocated first to the Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent net income was allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income was then allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and then to common stock in proportion to their relative ownership interests in the equity of Santera. The loss allocated to the minority interest of Santera for the three months ended March 31, 2005 was computed as follows (dollars in thousands):

Three Months
Ended
March 31, 2005
Santera net loss	$7,712
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%

Minority interest losses	$4,782

Note 3 — Restructuring and Other Costs
     Beginning in 2004 and continuing through 2006, we executed a series of strategic initiatives that we believe will (i) strengthen our competitive position; (ii) reduce our cost structure, improving our operating margins and our overall operating performance; and (iii) better integrate and align our operations. These initiatives included the implementation of a global strategic manufacturing plan (“the Manufacturing Restructuring”) and the relocation of our corporate headquarters to Morrisville, North Carolina and our Taqua facilities to Plano, Texas (the “Corporate Headquarters and Taqua Relocations”). These initiatives will be collectively referred to hereafter as the “Restructurings.”
     Manufacturing Restructuring
     In January 2004, we announced the Manufacturing Restructuring, which included the outsourcing of the majority of our manufacturing operations and the relocation of our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. The Manufacturing Restructuring included the elimination of approximately 23 positions during 2004 and one position in 2005, resulting in restructuring costs such as employee severance and relocation costs. This cost reduction initiative resulted in cumulative restructuring charges of approximately $1.8 million through December 31, 2005. The

Manufacturing Restructuring resulted in restructuring charges of $66,000 for the three months ended March 31, 2005. As of December 31, 2005, we did not expect to incur any additional costs related to the Manufacturing Restructuring and did not incur any additional costs during the three months ended March 31, 2006.
     Corporate Headquarters and Taqua Relocations
     In April 2005, we announced the relocation of our corporate headquarters from Calabasas, California to our facilities in Morrisville, North Carolina. The relocation provides us a significant opportunity to improve our operations by integrating our finance, accounting, corporate and information technology functions into the business units they support. In October 2005, we entered into an employment severance agreement with our former Chief Executive Officer in connection with his resignation as an executive officer and employee effective January 1, 2006. In connection with this agreement, we incurred approximately $1.6 million in severance costs that will be paid in 2006 in scheduled monthly installments. Also in 2005, we announced the Taqua relocation, which involved the relocation of our Taqua facility from Hyannis, Massachusetts, to our Plano, Texas facilities. Both the Corporate Headquarters and the Taqua Relocations resulted in employee terminations and relocations and qualify as “Exit Activities” as that term is defined in Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The termination costs include retention bonuses, severance pay and benefit costs extended through the required service period and for up to one year thereafter. Other costs related to the management of the relocation projects and the costs to relocate equipment were expensed as incurred.
     During 2004, we entered into a lease agreement for approximately 22,400 square feet of office space in Westlake Village, California through December 2014. During the second quarter of 2005, after being notified by the landlord for this building that it would be unable to deliver possession of the premises in accordance with the lease terms, we terminated the lease. The landlord disputes our right to terminate the lease. As a result of our decision to terminate the lease, we recorded a total charge of $319,000 for the year ended December 31, 2005 comprised of a $87,000 write-off of certain leasehold improvements, $113,000 representing the possible forfeiture of our deposits paid to the landlord and $119,000 of other costs associated with the disputed termination of the lease.
     The costs expected to be incurred and cumulative costs incurred related to the Corporate Headquarters and Taqua Relocations are as follows (in thousands):

	Total Costs	Cumulative Costs
	Expected to be	Incurred through
	Incurred	March 31, 2006
Severance costs and retention bonuses	$5,085	$5,085
Employee relocation costs	265	265
Facility relocation costs	1,113	1,113
Other(1)	1,336	1,336

Total	$7,799	$7,799

(1)	Consists of costs related to the transition of our corporate headquarters including recruitment, signing bonuses and training costs related to the hiring of finance and administrative personnel in Morrisville as well as travel costs during the transition period. In addition, other costs include salary costs for duplicative employees during the transition of job responsibilities from employees located in Calabasas to the successor employees in Morrisville. These transition costs are expensed as incurred.
     The following table summarizes the restructuring and related expenses incurred in connection with the restructurings discussed above and the remaining obligations as of and for the three months ended March 31, 2006 (in thousands):

	Severance
	Costs and	Employee	Facility
	Retention	Relocation	Relocation
	Bonuses	Costs	Costs	Other(1)	Total
Restructuring obligations, December 31, 2005	$3,023	$155	$100	$—	$3,278
Restructuring and related expenses:
Corporate Headquarters and Taqua Relocations	123	—	—	41	164
Cash payments	(1,959)	(19)	—	(41)	(2,019)

Restructuring obligations, March 31, 2006	$1,187	$136	$100	$—	$1,423

(1)	Consists of costs related to the transition of our corporate headquarters including recruitment, signing bonuses and training costs related to the hiring of finance and administrative personnel in Morrisville as well as travel costs during the transition period. In addition, other costs include salary costs for duplicative employees during the transition of job responsibilities from employees located in Calabasas to the successor employees in Morrisville. These transition costs are expensed as incurred.

     Restructuring obligations are included in accrued expenses and accrued payroll and related expenses in the accompanying consolidated balance sheets. We anticipate settling our remaining obligations relating to the Restructurings during 2006. However, this is based on our current best estimate, which could change materially if actual activity differs from what is currently expected. We will continue to review the status of our restructuring activities quarterly and, if appropriate, record changes in our restructuring obligations in current operations based on our most current estimates.
Note 4 — Gain (Loss) on Investments
     In August 2004, following the acquisition of Telica by Lucent Technologies Inc. (“Lucent”), we received freely tradable common stock of Lucent in exchange for our investment in Telica. In the three months ended March 31, 2006, we received an additional 642,610 shares of Lucent that were released from escrow, resulting in a $1.8 million gain.
     In December 2004, following the acquisition of Spatial Communications Technologies (“Spatial”) by Alcatel, Santera exercised warrants convertible into 1,363,380 shares of freely tradable Alcatel shares valued at $14.91 per share. During the first quarter of 2005, Santera sold 1,263,380 Alcatel shares for proceeds of $17.5 million resulting in a realized loss of $1.3 million.
     We may receive up to 185,513 additional shares of Alcatel held in escrow pending the resolution of any acquisition-related indemnification claims made by Alcatel against the former Spatial shareholders. We may recognize additional gains when and if these shares are released from escrow.
Note 5 — Financial Statement Details
     Accounts Receivable, net
     Accounts receivable, net consists of the following:

	March 31,	December 31,
	2006	2005
	(Thousands)
Trade accounts receivable	$140,921	$129,648
Less: Allowance for doubtful accounts and sales returns	6,632	6,865

	$134,289	$122,783

     Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2006	2005
	(Thousands)
Raw materials	$42,519	$32,729
Work in process	6,137	4,879
Finished goods	11,408	10,739

	$60,064	$48,347

Note 6 — Intangible Assets and Goodwill
     Intangible Assets
     Intangible assets as of March 31, 2006 and December 31, 2005, along with the weighted average useful lives as of March 31, 2006 are as follows:

	March 31,	December 31,
	2006	2005
	(Thousands)
Purchased technology	$58,630	$58,630
Customer relationships	3,428	3,428
Acquired backlog	1,613	1,613
Non-compete contracts	640	640
Service contracts	3,520	3,520

	67,831	67,831
Less: accumulated amortization	(12,741)	(10,617)

Total intangible assets	$55,090	$57,214

Weighted
Average Life
(in years)
Purchased technology	12.1
Customer relationships	9.6
Acquired backlog	1.5
Non-compete contracts	2.4
Service contracts	2.5
     The identifiable intangible assets are amortized over their estimated useful lives. The estimated future intangibles amortization expense as of March 31, 2006 is as follows:

For the Years Ending December 31,	(Thousands)
2006	$6,000
2007	5,979
2008	5,672
2009	5,534
2010	5,446
Thereafter	26,459

Total	$55,090

     Goodwill
     The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows (in thousands):

	Network	Switching	Communications	IEX Contact
	Signaling	Solutions	Software	Center
	Group	Group	Solutions Group	Group	Total
Balance as of December 31, 2005	$3,361	$89,448	$23,515	$9,698	$126,022
Purchase price adjustments relating to acquisitions(1)	—	(496)	—	—	(496)
Foreign currency fluctuation and other	—	—	—	—	—

Balance as of March 31, 2006	$3,361	$88,952	$23,515	$9,698	$125,526

(1)	In January 2006, we reached an agreement to settle certain outstanding escrow claims with the former stockholders of VocalData, Inc. (“VocalData”). This agreement resulted in 29,686 shares of our common stock being released to us from escrow in satisfaction of a working capital adjustment claim. These shares were then immediately cancelled. The amount attributable to the shares has been calculated based upon the original fair market value of the shares assumed as part of the original purchase price allocation and is being treated as a reduction in the total consideration paid for VocalData, effectively reducing the amount of goodwill recognized as part of the acquisition.
     As required by SFAS 142, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of any events that may indicate impairment.
Note 7 — Financial Instruments
     We use derivative instruments, primarily foreign currency forward contracts, to manage our exposure to market risks such as foreign exchange risks. As we do not designate our foreign exchange forward contracts as accounting hedges, we adjust these instruments to fair value through operations. We do not hold or issue financial instruments for speculative or trading purposes.
     We monitor our exposure to foreign currency fluctuations on a monthly basis. We enter into multiple forward contracts throughout a given month to match and mitigate our changing exposure to foreign currency fluctuations. Our exposure to foreign currency fluctuations is principally due to receivables generated from sales denominated in foreign currencies. Our exposure fluctuates as we generate new sales in foreign currencies and as existing receivables related to sales in foreign currencies are collected. Our foreign currency forward contracts generally will have terms of only one month or less and typically end on the last fiscal day of any given month. We then immediately enter into new foreign currency forward contracts. As of March 31, 2006, we had eleven foreign currency contracts; two to sell 1,700,000 Australian Dollars, five to sell approximately 12,400,000 net Euros, two to sell 10,300,000 Brazilian Reais and two to sell 1,600,000 Canadian Dollars. As of December 31, 2005, we had four foreign currency contracts; one to sell 584,770 net Australian Dollars, a second to sell approximately 16,300,000 net Euros, a third to sell 15,528,000 Brazilian Reais and a fourth to sell 1,032,000 Canadian Dollars. For the three months ended March 31, 2006 and 2005, our gains from foreign currency forward contracts were $1,156,000, and $873,000, respectively, which were generally offset by the remeasurement gain or loss on the underlying receivables. We plan to continue to use foreign currency forward contracts to manage foreign currency exchange risks in the future.
Note 8 — Income Taxes
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
     The income tax provision (benefit) for the three months ended March 31, 2006 and 2005 were approximately $(9.7) million and $11.0 million, respectively. The Effective Rates for the three months ended March 31, 2006 and 2005 were 37% and 46%, respectively. The Effective Rate for the three months ended March 31, 2006 differs from the statutory rate, and from the Effective Rate for the three months ended March 31, 2005 of 35%, primarily due to the effect of state income taxes, and does not include any benefit for research and development tax credits, which the research and development credit legislation expired effective December 31, 2005. The Effective Rate for the three months ended March 31, 2005 reflects the effect of non-deductible acquisition-related costs such as acquired in-process research and development and the non-deductible losses of Santera. Excluding the effects of these items, an effective tax rate of 35% was applied to income from operations for the three months ended March 31, 2005.

     We have deferred tax assets of approximately $122.4 million as of March 31, 2006. As stated above, realization of these assets is dependent on our generation of future taxable income. Although realization is not assured, we believe that it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.
Note 9 — Lines of Credit, Notes Payable and Long-Term Convertible Debt
     As of March 31, 2006, we had a $30.0 million line of credit collateralized by a pledged investment account held with an intermediary financial institution. As of March 31, 2006 and December 31, 2005, there were no outstanding borrowings under this facility. This credit facility bears interest at, or in some cases below, the lender’s prime rate (7.75% at March 31, 2006), and expires on December 15, 2006, if not renewed. In the event that we borrow against this line, we will maintain collateral in the amount of the borrowing in the pledged investment account. The commitment fees paid on the unused line of credit are not significant. Under the terms of this credit facility, we are required to maintain certain financial covenants. As a result of our restatement of previously issued financial statements and our late filing of this Quarterly Report on Form 10-Q, we breached certain terms and covenants of the credit facility. The lender has granted us a waiver of certain of these breaches providing us, among other things, with an extension of time in which to comply with certain of the terms and covenants of the credit facility.
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
     The Notes carry a cash interest (coupon) rate of 2.25%, payable on June 15 and December 15 of each year, commencing on December 15, 2003. Interest expense, including amounts relating to the amortization of related deferred financing costs, was approximately $700,000 for both the three months ended March 31, 2006 and 2005.
     The Notes carry no financial covenants, no restrictions on the paying of dividends and no restrictions concerning additional indebtedness. However, the Notes do subject us to certain non-financial covenants. Under Section 7.04 of the Indenture governing the Notes, we are obligated to provide the Trustee, Deutsche Bank Trust Company Americas, such information, documents and reports as are required to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, within 15 days after the same are required to be filed with the SEC. From the date of any notice of default relating to a failure to perform this covenant, we have a cure period of 60 days to remedy the default. If the default is not remedied within the 60-day cure period, the Trustee or holders of more than 25% of the outstanding principal amount of the Notes may elect to declare immediately payable all outstanding principal and any accrued interest related to the Notes. Due to our delayed filing of this Quarterly Report on Form 10-Q with the SEC, we were not able to provide a copy to the Trustee within the required 15-day period, which resulted in a default under the Indenture. Our filing of this Quarterly Report on Form 10-Q with the SEC and our delivery of a copy of the Report to the Trustee will cure this default under the Indenture.
     The Indenture also provides that if our common stock ceases to be listed on the Nasdaq Market, any holder of Notes may require us to redeem the holder’s Notes in accordance with the terms of the Indenture. Prior to the filing of this Quarterly Report, we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14); however, the Nasdaq Stock Market has continued the listing of our common stock on the Nasdaq Market, subject to the condition that we file with the SEC, on or before July 17, 2006, this Quarterly Report. Our continued listing was also subject to our filing with the SEC, on or before July 17, 2006, of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and of all required restatements relating to our 2006 restatement, which filings have been made with the SEC prior to the date of the filing of this Quarterly Report. As we have filed this Quarterly Report, the 2005 10-K and all required restatements by July 17, 2006, we believe that we have now met the requirements of The Nasdaq Stock Market.
Note 10 — Commitments and Contingencies
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
     On April 21, 2005, we filed a motion to transfer venue of the lawsuit from the Central District of California to the Eastern District of North Carolina and concurrently filed a motion to dismiss six of the twelve claims for relief contained in Bouygues Telecom’s complaint. On June 8, 2005, the District Court entered a written order granting our motion to transfer and deeming the motion to dismiss to be “moot” given the transfer.
     On July 6, 2005, we filed a motion for an extension of time to file a revised motion to dismiss in North Carolina. The District Court granted that motion in an order dated July 19, 2005, and we filed a revised motion to dismiss the claims of Bouygues Telecom for strict products liability, negligence, breach of fiduciary duty, unfair competition, equitable indemnity, interference with prospective economic advantage and interference with contract. On July 26, 2005, Bouygues Telecom filed a motion to “rescind” the Court’s July 19 order and to strike our revised motion to dismiss. We opposed Bouygues’ motion, and on September 6, 2005, the Court entered an order finding that our revised motion to dismiss was proper, and setting a deadline of October 17, 2005 (later extended to October 21, 2005) for Bouygues to respond to the revised motion to dismiss or file an amended complaint.
     On October 21, 2005, Bouygues Telecom filed an amended complaint. The amended complaint alleges claims for strict products liability, negligence, breach of express warranty, negligent interference with contract, negligent interference with economic advantage, intentional misrepresentation, negligent misrepresentation, fraud based on concealment, breach of fiduciary duty, equitable indemnity, unfair competition under California Business and Professions Code section 17200, unfair and deceptive trade practices, breach of contract, alter ego liability, promissory estoppel and a direct claim under French law. The amended complaint is based on facts similar to those in the original complaint and seeks $80 million in compensatory damages plus unspecified punitive damages and attorneys’ fees.
     On December 19, 2005, we filed (i) a motion to dismiss Bouygues’ amended complaint, pursuant to Rule 12(b)(3) of the Federal Rules of Civil Procedure (“FRCP”), on the ground that the forum selection clauses in the contracts for the sale and maintenance of the EAGLE System at issue provide for exclusive jurisdiction in France, (ii) a motion to dismiss Bouygues’ amended complaint, pursuant to FRCP Rule 12(b)(7), on the ground that Bouygues has failed to join a party, Tekelec Limited, which is indispensable to the action pursuant to FRCP Rule 19 but which cannot be made a party in the United States District Court for the Eastern District of North Carolina because of the impact on diversity jurisdiction, and (iii) a motion to dismiss the alleged tort claims in Bouygues’ amended complaint, pursuant to FRCP Rule 12(b)(6) on the ground that French law, which applies to this dispute based on the French choice of law clause in the contracts for the sale of the EAGLE System at issue, prohibits Bouygues from bringing tort claims for damages arising out of a contractual relationship.
     On April 10, 2006, Bouygues Telecom served responses to our first set of interrogatories. In the responses, Bouygues Telecom contends, among other things, that its estimated damages are at least $105.7 million, not including interest, punitive damages, and attorneys’ fees or costs. In connection with a recent deposition on Bouygues’ claimed damages, Bouygues provided a claim summary that suggested that its alleged damages range from $126,500,000 to $179,375,000.
     The Court has not yet issued a final ruling on our motions to dismiss. A hearing on the motions was held on April 26, 2006, and the Magistrate Judge submitted a Memorandum to the District Court on May 26, 2006, recommending that the Court dismiss Bouygues’ promissory estoppel and alter ego claims. The Magistrate Judge recommended against dismissing the other claims, including the tort claims. We submitted a written objection to the Magistrate Judge’s proposed findings and recommendations on June 15, 2006, and Bouygues responded to our objection on July 3, 2006.

     The parties participated in a mediation on May 31, 2006, but did not resolve the litigation at that time.
     Discovery is continuing and both parties began conducting depositions in early June.
     Although we are still evaluating the claims asserted by Bouygues, we intend to defend vigorously against the action and believe Bouygues’ claims could not support the damage figures alleged in the amended complaint. At this stage of the litigation, management cannot assess the likely outcome of this matter; however, it is possible that an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows. We are unable to estimate the potential financial impact this matter could have on the Company.
          IEX Corporation vs. Blue Pumpkin Software, Inc.
     In January 2001, IEX Corporation, a former wholly owned subsidiary of Tekelec (“IEX”), filed suit against Blue Pumpkin Software, Inc. (“Blue Pumpkin”), in the United States District Court for the Eastern District of Texas, Sherman Division. IEX asserted that Blue Pumpkin’s Director and Director Enterprise products infringed United States Patent No. 6,044,355 held by IEX. In the suit, IEX sought damages and an injunction prohibiting Blue Pumpkin’s further infringement of the patent.
     In October 2005, Blue Pumpkin Software LLC (“Blue Pumpkin LLC”), the successor to Blue Pumpkin, filed a lawsuit against IEX, in the United States District Court for the Northern District of Georgia, Atlanta Division. Blue Pumpkin LLC asserted that IEX’s software products infringed United States Patent No. 6,952,732 held by Blue Pumpkin LLC. Blue Pumpkin LLC sought damages and an injunction prohibiting IEX’s further alleged infringement of the patent. IEX filed an answer denying the claims of the suit, and seeking a declaration that the Blue Pumpkin LLC patent was invalid and not infringed.
     In December 2005, the parties entered into a settlement agreement resolving both the IEX litigation against Blue Pumpkin and the Blue Pumpkin LLC litigation against IEX. Final settlement documents were executed by the parties on April 6, 2006, and both lawsuits have been dismissed with prejudice. Pursuant to the settlement agreement, each party granted to the other a release and cross-license of the patents asserted in the lawsuits. Blue Pumpkin made a balancing license payment to IEX in the amount of $8.25 million on April 7, 2006, and Blue Pumpkin is obligated to make six additional annual payments of $500,000 each to Tekelec beginning April 1, 2007 and ending April 1, 2012.
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

Note 11 — Stock-Based Compensation
Overview of Stock-Based Compensation Plans
     As of March 31, 2006, excluding our employee stock purchase plan, we have five stock-based employee compensation plans with a maximum term of ten years (the “Plans”). Under the Plans there are approximately 37.1 million shares of our common stock authorized for issuance of which approximately 2.4 million are available for issuance as of March 31, 2006. The terms of options granted under the Plans are determined at the time of grant, the options generally vest ratably over one- to four-year periods, and the option price may not be less than the fair market value per share on the date of grant. Both incentive stock options and nonstatutory stock options can be issued under the Plans, as well as restricted stock units and restricted stock.
     We also sponsor an employee stock purchase plan. The 2005 Employee Stock Purchase Plan (the “2005 ESPP”), under which one million shares of our common stock have been authorized for issuance, was approved by our shareholders in May 2005. The 2005 ESPP provides for an automatic annual increase in the number of shares authorized and reserved for issuance thereunder on each August 1 during its ten-year term. Each such increase is equal to the lesser of (a) 500,000 shares, (b) a number of shares equal to 1% of the number of outstanding shares of our common stock as of the date of the increase and (c) an amount determined by our Board of Directors. Eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock at 85% of the lower of the market price per share at (i) the beginning of the 24-month offering period or (ii) the end of each six-month purchase period within the 24-month Offering Period. The 2005 ESPP replaces the Employee Stock Purchase Plan that was adopted in 1996 (the “1996 ESPP”). The 1996 ESPP was terminated on July 1, 2005. On June 26, 2006, the Company’s Board of Directors amended and restated the Tekelec 2005 Employee Stock Purchase Plan to (i) eliminate the 24-month offering periods and instead provide for consecutive six-month offering periods commencing with the offering period starting on August 1, 2006, (ii) provide that the offering period that commenced February 1, 2006 will terminate on July 31, 2006 and (iii) reduce the required 90-day holding period of shares acquired under such plan to 30 days.
     Upon the exercise of stock options, the exercise of the right to purchase shares under our employee stock purchase plan or vesting of restricted stock or restricted stock units, we issue new shares of our common stock. Currently, we do not anticipate repurchasing shares to provide a source of shares for our awards of stock-based compensation.
Application of the Fair Value Method to Stock-Based Compensation
     Effective January 1, 2006, we account for our employee stock-based compensation plans using the fair value method, as prescribed by SFAS 123R. Accordingly, we estimate the grant date fair value of our stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. To estimate the fair value of our stock option awards and employee stock purchase plan shares we currently use the Black-Scholes option pricing model. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models available today, future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by our employees may vary significantly from the amounts expensed in our financial statements. For restricted stock or restricted stock unit awards we measure grant date fair value based upon the market price of our common stock on the date of the grant and amortize this fair value to compensation expense over the requisite service period or vesting term.
     SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended March 31, 2006 such that expense was recorded only for those stock-based awards that are expected to vest.
     SFAS 123R also requires that cash flows resulting from the gross benefit of tax deductions related to stock-based compensation in excess of the grant date fair value of the related stock-based awards be presented as part of cash flows from financing activities. This amount is shown as a reduction to cash flows from operating activities and an increase to cash flow from financing activities. Total cash flows remain unchanged from what would have been reported prior to the adoption of SFAS 123R.
     Total stock-based compensation recognized on our consolidated statement of operations for the quarter ended March 31, 2006 is as follows (in thousands):

	Option Grants
	and Stock	Restricted
Income Statement Classifications	Purchase Rights	Stock and RSUs	Total
Cost of goods sold	$1,382	$—	$1,382
Research and development	4,060	—	4,060
Selling, general and administrative	4,091	345	4,436

Total	$9,533	$345	$9,878

     Total stock-based compensation recognized in accordance with APB 25 on our consolidated statement of income for the quarter ended March 31, 2005 is as follows (in thousands):

	Option Grants
	and Stock	Restricted
Income Statement Classifications	Purchase Rights	Stock and RSUs	Total
Cost of goods sold	$3	$—	$3
Research and development	163	—	163
Selling, general and administrative	269	503	772

Total	$435	$503	$938

     The following is a reconciliation of our earnings as previously reported to the earnings that we would have reported for the three months ended March 31, 2005 if we had previously followed the fair value recognition method in accounting for our stock-based compensation arrangements (in thousands, except per share data):

Stock-based compensation, net of tax:
As reported	$610
Additional stock-based compensation expense determined under the fair value method	4,680

Pro forma	$5,290

Net income:
As reported	$17,475
Less: additional stock-based compensation expense determined under the fair value method, net of tax	(4,680)

Pro forma	$12,795

Earnings per share-basic:
As reported	$0.27
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.07)

Pro forma	$0.20

Earnings per share-diluted:
As reported	$0.24
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.06)

Pro forma	$0.18

Weighted average number of shares outstanding:
Basic	65,598
Diluted	73,770
     The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was approximately $3.3 million and $38,000 for the three months ended March 31, 2006 and 2005, respectively. No compensation cost was capitalized as part of inventory or fixed assets during the three months ended March 31, 2006 or 2005.
     Cash received from the exercise of awards under all share-based payment arrangements including our employee stock purchase plans for the three months ended March 31, 2006 and 2005 was approximately $3.9 million and $1.0 million, respectively. The actual tax benefit realized for the tax deduction from the exercise of options under the share-based payment arrangements totaled $0.7 million and $0.2 million, respectively, for the three months ended March 31, 2006 and 2005.
     As of March 31, 2006, there was approximately $61.6 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to our non-vested share-based payment arrangements (i.e., stock options, RSUs, ESPP shares, etc.). Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. This cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

Determination of and Assumptions Used in Option-Pricing Model
     To determine the grant date fair value of our stock option awards and rights of purchase under our employee stock purchase plan we currently use the Black-Scholes option pricing model. The use of this model requires us to make a number of subjective assumptions. The following addresses each of these assumptions and describes our methodology for determining each assumption:
Expected Life
     In determining the appropriate expected life of our stock options, we segregate our option holders into select categories principally based upon employee levels that are expected to be indicative of similar option related behavior. We then estimate the expected useful lives for each of these categories giving consideration to (i) the weighted average vesting periods, (ii) the contractual lives of the stock options, (iii) the relationship between the exercise price and the fair market value of our common stock, (iv) expected employee turnover, (v) the expected future volatility of our common stock, and (v) past and expected exercise behavior, among other factors.
     For purchase rights under our employee stock purchase plan, we determine the expected life based upon the purchase periods remaining in the applicable offering period.
Expected Volatility
     We estimate expected volatility giving consideration to the expected life of the respective award, our current expected growth rate, implied volatility in traded options for our common stock, and the historical volatility of our common stock.
Risk-Free Interest Rate
     We estimate the risk-free interest rate using the U.S. Treasury bill rate for the relevant expected life of the award.
Expected Dividend Yield
     We estimate the expected dividend yield by giving consideration to our current dividend policies as well as those anticipated in the future considering our current plans and projections.
     We do not currently calculate a discount for any post-vesting restrictions to which our awards may be subject.
     As discussed below, in connection with our restatement of our prior period financial statements, we initiated a “blackout” period in the three months ended March 31, 2006. As a result, there were no option grants during the three months ended March 31, 2006. The weighted average assumptions used to value option grants for the three months ended March 31, 2005 were as follows:

2005
Expected term (in years)	3.6
Expected volatility	60.0%
Risk free interest rate	3.6%
Expected dividend yield	0%
     The assumptions used to value purchase rights granted under the most recent enrollment period of our employee stock purchase plan for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005
Expected term (in years)	0.5 – 2.0	0.5
Expected volatility	39.0%	60.0%
Risk free interest rate	4.0 – 4.6%	3.6%
Expected dividend yield	0%	0%

Stock-based Compensation Activity
     The following table sets forth the summary of option activity under our Plans for the three months ended March 31, 2006 (shares and dollars in thousands):

			Weighted Average
		Weighted Average	Remaining
		Exercise Price per	Contractual Life	Aggregate
	Shares	Share	(in years)	Intrinsic Value
Outstanding at December 31, 2005	23,163	$17.17
Options exercised	(217)	$9.22
Options cancelled/forfeited/expired	(707)	$17.38

Outstanding at March 31, 2006	22,239	$17.24	4.3	$20,387

Vested and expected to vest at March 31, 2006(1)	21,335	$17.27	4.2	$20,100

Exercisable at March 31, 2006	14,814	$17.74	3.7	$16,081

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of our common stock on March 31, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on March 31, 2006. The total intrinsic value of options exercised in the three months ended March 31, 2006 was $1.2 million. The weighted average grant date fair value of options granted in the three months ended March 31, 2005 was $8.30 per option. No options were granted in the three months ended March 31, 2006.
     As of March 31, 2006, there was $53.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.0 years. Our current practice is to issue new shares to satisfy option exercises.
     During the quarter ended March 31, 2006, in connection with our restatement of certain of our prior period financial statements, we initiated a “blackout” period, whereby we prohibited our option holders from exercising their stock options. In response to this blackout, we modified certain employee stock option awards in order to provide these option holders with an opportunity to exercise or realize the benefit of their fully vested awards that, as a result of the blackout, were expected to contractually expire unexercised. In total, stock option awards held by 43 current or former employees to purchase in aggregate 282,074 shares of our common stock were modified. Stock option awards to purchase 56,755 of such shares of our common stock were modified to provide for a cash payment based upon the intrinsic value of the awards calculated using an average fair market value of our common stock for a ten-day period beginning immediately following the end of the blackout period. Stock option awards to purchase 225,319 of such shares of our common stock, including awards to purchase 146,875 shares of our common stock held by our former Chief Executive Officer, were modified to extend the contractual life of the awards outside of the expected end of the blackout period. Due to these modifications, we incurred approximately $217,000 of incremental compensation expense during the three months ended March 31, 2006, of which $169,000 related to awards to be settled in cash and the remaining $48,000 related to awards in which the contractual life was extended. We established a liability in the amount of $324,000, which is included within accrued expenses, for the estimated cash payment for those awards modified for cash settlement.
     The following table summarizes information about stock options outstanding at March 31, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
	Number	Wgtd. Avg.		Number
	Outstanding as	Remaining	Wgtd. Avg.	Exercisable as of	Wgtd. Avg.
	of March 31,	Contractual	Exercise	March 31,	Exercise
Range of Exercise Price	2006	Life (in years)	Price	2006	Price
$ 0.01 to $2.50	39	0.35	$2.38	39	$2.38
2.51 to 5.00	299	2.81	3.85	266	3.94
5.01 to 7.50	111	3.54	7.00	109	7.00
7.51 to 10.00	2,153	3.70	8.75	1,625	8.79
10.01 to 12.50	889	3.38	11.04	848	11.05
12.51 to 15.00	3,586	3.84	13.21	2,169	13.29
15.01 to 17.50	3,541	4.62	16.94	1,365	16.83
17.51 to 20.00	7,347	4.75	18.62	4,312	18.85
20.01 to 22.50	811	2.24	20.86	789	20.88
22.51 to 2,739.21	3,463	4.48	26.48	3,292	26.66

Total	22,239	4.25	$17.24	14,814	$17.74

     The following table sets forth a summary of restricted stock and RSU activity under our Plans for the three months ended March 31, 2006 (shares in thousands):

		Weighted Average
	Shares	Grant Date Fair Value
As of December 31, 2005	359	$16.39
Awarded	—	$—
Released	—	$—
Forfeited	—	$—

As of March 31, 2006	359	$16.39

     As of March 31, 2006, there was $4.3 million of unrecognized compensation cost related to unvested restricted stock and RSU awards, which is expected to be recognized over a weighted average period of 3.1 years.
     The following table sets forth a summary of employee withholding and purchase activity related to our employee stock purchase plan for the three months ended March 31, 2006:

Dollar Value in
Thousands
As of December 31, 2005	$1,764
Employee withholdings	1,150
Employee purchases of common stock	(1,907)
Employee withdrawal or forfeiture	(32)

As of March 31, 2006	$975
     Based upon 85% of the lower of the market price per share at the beginning of the current 24-month offering period of $15.67 on February 1, 2006 and our stock price as of March 31, 2006 of $13.83, approximately 83,000 shares could be purchased based upon employee withholdings as of March 31, 2006. As of March 31, 2006, there was $3.8 million of unrecognized compensation cost related to our employee stock purchase plan, which is expected to be recognized over a period of 1.8 years. However, the ultimate number of shares to be purchased and the expense to be recognized under our employee stock purchase plan will vary based upon, among other factors, fluctuations in the fair market value of our common stock and employee participation levels. The current six-month purchase period will end on July 31, 2006.
Note 12 — Operating Segment Information
     We are organized into four major operating groups: the Network Signaling Group, the Switching Solutions Group, the Communications Software Solutions Group, and the IEX Contact Center Group. As discussed in Note 14, we sold our IEX Contact Center Group on July 6, 2006.
     Network Signaling Group. Our Network Signaling Group products help direct and control voice and data communications. They enable carriers to establish, control and terminate calls. They also enable carriers to offer intelligent services, which include any services other than the call or data transmission itself. Examples of such services include products such as voice messaging, text messaging, toll free calls (e.g., “800” calls), prepaid calling cards, and local number portability.
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
     IEX Contact Center Group. Our IEX Contact Center Group provided workforce management and intelligent call routing systems for single- and multiple-site contact centers. We sold our products primarily to customers in industries with significant contact center operations such as financial services, telecommunications and retail.
     Transfers between operating segments are made at prices reflecting market conditions. The allocation of revenues from external customers by geographical area is determined by the destination of the sale.
Our operating segments and geographical information are as follows (in thousands):

	Revenues
	Three Months Ended
	March 31,
	2006	2005
Network Signaling Group	$55,238	$93,948
Switching Solutions Group	29,252	28,055
Communications Software Solutions Group	9,677	6,890
IEX Contact Center Group	13,362	10,836
Intercompany Eliminations	(63)	(866)

Total net revenues	$107,466	$138,863

	Income (Loss) from
	Operations
	Three Months Ended
	March 31,
	2006	2005
Network Signaling Group	$5,460	$51,670
Switching Solutions Group	(17,522)	(12,170)
Communications Software Solutions Group	(4,085)	(3,757)
IEX Contact Center Group	5,023	3,196
General Corporate(1)	(17,030)	(13,736)

Total income (loss) from operations	$(28,154)	$25,203

(1)	General Corporate includes acquisition-related charges and amortization of $2,124 and $2,967 for the three months ended March 31, 2006 and 2005, respectively, as well as other corporate expenses not specifically allocated to operating segments or specifically used by operating segment management to evaluate segment performance.
     Enterprise-Wide Disclosures
     The following table sets forth, for the periods indicated, revenues from external customers by principal product line (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Network Signaling Group	$55,238	$93,948
Switching Solutions Group	29,252	28,055
Communications Software Solutions Group	9,614	6,024
IEX Contact Center Group	13,362	10,836

Total	$107,466	$138,863

     The following table sets forth, for the periods indicated, revenues from external customers by geographic territory (in thousands):

	Three Months Ended
	March 31,
	2006	2005
North America(1)	$91,443	$117,593
Europe Middle East and Africa	6,796	10,321
Caribbean and Latin America	8,017	3,837
Asia Pacific	1,210	7,112

Total	$107,466	$138,863

(1)	North America includes revenues in the United States of $84,684 and $115,511 for the three months ended March 31, 2006 and 2005, respectively.

     The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment, investment in a privately held company and other tangible assets by geographic area (in thousands):

	March 31,	December 31,
	2006	2005
United States	$49,545	$50,511
Other	3,510	3,652

Total	$53,055	$54,163

     Sales to Alcatel accounted for 14% of our revenues for the three months ended March 31, 2006, and were made by our Switching Solutions Group. Sales to Alcatel accounted for less than 10% of our revenues for the three months ended March 31, 2005.
     Sales to Verizon accounted for 11% of our revenues for the three months ended March 31, 2006, and were made by our Network Signaling Group, Communications Software Solutions Group and IEX Contact Center Group. Sales to Verizon accounted for less than 10% of our revenues for the three months ended March 31, 2005.
     For the three months ended March 31, 2005, sales to the combined company formed by the merger of AT&T Wireless and Cingular accounted for 41% of our revenues and included sales from our Network Signaling Group and the IEX Contact Center Group.
Note 13 — Earnings Per Share
     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2006 and 2005:

	Net Income
	(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Thousands, except per share data)
For the Three Months Ended March 31, 2006:
Basic loss per share	$(16,509)	66,833	$(0.25)
Effect of dilutive securities	—	—
Effect of “if-converted” method applied to Convertible Notes	—	—

Diluted loss per share	$(16,509)	66,833	$(0.25)

For the Three Months Ended March 31, 2005:
Basic earnings per share	$17,475	65,598	$0.27
Effect of dilutive securities	—	2,448
Effect of “if-converted” method applied to Convertible Notes	581	6,361

Diluted earnings per share	$18,056	74,407	$0.24

     The computation of diluted earnings per share excludes unexercised stock options and warrants and potential shares issuable upon conversion of our senior subordinated convertible notes that are anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2006	2005
	(Thousands)
Weighted average stock options excluded due to the exercise price exceeding the average fair value of our common stock during the period	18,034	12,003
Weighted average stock options, restricted stock units and restricted stock, calculated using the treasury stock method, that were excluded due to the reporting of a net loss for the period	1,402	—
Shares issuable upon conversion of our long-term convertible debt	6,361	—

Total common stock equivalents excluded from diluted net (loss) income per share computation	25,797	12,003

     There were no transactions subsequent to March 31, 2006, which, had they occurred prior to April 1, 2006, would have changed materially the number of shares in the basic or diluted earnings per share computations.

Note 14 — Subsequent Events
     Sale of IEX and Resulting Discontinued Operations
     On April 27, 2006, we entered into a Stock Purchase Agreement (the “Agreement”) pursuant to which we agreed to sell to NICE-Systems Ltd. (or its subsidiary), all of the outstanding shares of capital stock (the “IEX Shares”) of IEX Corporation, our then wholly owned subsidiary (“IEX”). The sale price for the IEX Shares was $200 million in cash, subject to a post-closing adjustment based on the working capital of IEX as of the closing date. The closing of the sale of the IEX Shares occurred on July 6, 2006.
     For all periods subsequent to April 27, 2006, we will present the operating results of IEX as discontinued operations in our financial statement disclosures. Please refer to Note 12 for a summary of IEX’s revenues and operating income for the three months ended March 31, 2006 and 2005.
     Restructuring Charge
     On June 21, 2006, we committed to a restructuring plan as part of our ongoing efforts to align our cost structure with our business opportunities in certain business units and operating groups. The restructuring plan involves the termination prior to July 1, 2006 of approximately 60 employees across our business units, customer service organization and operations group. The majority of the terminated employees worked directly for or in support of our Switching Solutions Group in Plano, Texas.
     We estimate that we will record pre-tax restructuring charges in the quarter ending June 30, 2006 of approximately $3.4 million related to employee severance arrangements entered into in connection with the restructuring plan. All of such severance payments are expected to be paid within a one-year period commencing in the third quarter of 2006. As a result of the restructuring plan, we currently estimate that we will reduce ongoing operating costs annually by approximately $8.0 million to $8.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Overview of Our Business and Products
     We are a developer of signaling and switching telecommunications products and services, network performance management technology, business intelligence and value-added applications. Our products and services are widely deployed in traditional and next-generation wireline and wireless networks and contact centers worldwide. We are principally engaged in the design, development, manufacture, marketing, sales and support of our telecommunications products and services. Our revenues are primarily derived from the sale of telecommunications equipment and software, and related professional services, such as installation and training services, and related customer support services, including customer extended warranty service contracts. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer’s credit standing and our history with the customer.
     Our corporate headquarters are located in Morrisville, North Carolina with research and development facilities and sales offices throughout the world. We generate revenues from our products and services in four geographic regions: North America; Europe, the Middle East and Africa; the Caribbean and Latin America, including Mexico; and Asia and the Pacific region, including China and India.
     We are organized into four major operating groups: the Network Signaling Group, the Switching Solutions Group, the Communications Software Solutions Group, and the IEX Contact Center Group.
     Network Signaling Group. Our Network Signaling Group products help direct and control voice and data communications. They enable carriers to establish, control and terminate calls. They also enable carriers to offer intelligent services, which include any services other than the call or data transmission itself. Examples of such services include products such as voice messaging, toll free calls (e.g., “800” calls), prepaid calling cards, text messaging and local number portability (i.e., the ability of a subscriber to take a phone number to another carrier).
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
     IEX Contact Center Group. Our IEX Contact Center Group provided workforce management and intelligent call routing systems for single- and multiple-site contact centers. We sold our products primarily to customers in industries with significant contact center operations such as financial services, telecommunications and retail. In April 2006, we entered into an agreement to sell the operations of our IEX Contact Center Group and we consummated the sale of IEX on July 6, 2006. Please refer to the section “Disposition of IEX Contact Center Business Unit” below for a further discussion of this sale.
Internal Controls and Corporate Governance
     As discussed further in Item 4 of Part I of this Quarterly Report on Form 10-Q, in the course of our testing of our internal control during the year ended December 31, 2005, we determined that one material weakness, as defined in the professional accounting literature, in our internal control over financial reporting existed as of December 31, 2005. This material weakness relates to the lack of effective controls over the establishment, review and evaluation of the adequacy of our accounting policies and procedures related to revenue recognition, particularly Statement of Position 97-2 “Software Revenue Recognition” and related interpretations thereof. As discussed further in Item 4, we believe the relocation of our corporate headquarters and accompanying transition to a new finance and accounting team during 2005 significantly improved our internal controls. While this material weakness has not been remediated as of March 31, 2006, we believe we have made significant progress towards remediating this material weakness.
     Notwithstanding the material weakness noted above, we consider our internal control over financial reporting a high priority. We continually review all aspects of and make improvements in our internal control. Our management is committed to ensuring that our internal control over financial reporting is complete, effective and appropriately documented. In the course of our ongoing evaluation of our internal control, we seek to identify data errors or control problems and to confirm that the appropriate corrective actions, including process improvements, are being taken. We also seek to deal with any control matters in such evaluation, and when a problem is identified, we consider what revision, improvement or correction to make in accordance with our ongoing procedures. Our continuing objective is to maintain our internal control over financial reporting as a set of dynamic systems that change (including improvements and corrections) as conditions warrant.
     In addition to striving to maintain effective internal control over financial reporting, we follow high professional standards in measuring and reporting our financial performance. Specifically, we have adopted a code of conduct for all of our employees and directors that requires a high level of professionalism and ethical behavior. We believe that our accounting policies are prudent and provide a clear view of our financial performance. We utilize our internal audit function to help ensure that we follow these accounting policies and maintain our internal control. Further, our Disclosure Committee, composed primarily of senior financial and legal personnel, meets regularly and works to ensure the completeness and accuracy of the reporting of our financial results and our other disclosures. Prior to the release of our financial results, key members of our management review our operating results and key accounting policies and estimates with our Audit Committee, which is composed solely of independent members of our Board of Directors.
Operating Environment and Key Factors Impacting our 2006 Results
     Currently, virtually all networks that carry both voice and data communications are primarily based on traditional circuit switching technology while newer data-only networks rely predominantly on packet switching technology. Networks using packet switching technology are inherently more efficient and cost effective than circuit-based networks resulting in a per-transmission- minute cost savings of up to 25% — 50% by analyst’s estimates. We believe the telecommunications industry is in the early stages of a multi-year migration to an IP Multimedia Subsystem (“IMS”) core network architecture. IMS is a packet-based core network architecture that will provide operators with increased flexibility and efficiencies. Fixed and mobile voice service providers are currently experiencing a commoditization of their voice services, which has resulted from increased competition. The deployment of IMS offers fixed and mobile service providers an opportunity to offset declining revenues from their traditional voice services by offering consumers expanded multimedia services such as video, chat and online gaming. We also expect that IMS may facilitate fixed-mobile convergence, or FMC. FMC is the integration of wireline and wireless networks and services to provide the end user a seamless communications service experience for voice and data.
     Our products and services provide our customers with what we believe to be key components to successfully migrate to IMS. We believe the migration to IMS by our customers will be gradual, reflecting their desire to determine how best to leverage their existing network infrastructure in a next-generation network environment. However, we view this migration to be essential to their future growth and profitability, and as a result, their rate of migration could be at a much more accelerated rate than we currently anticipate. We believe that in 2005 and early 2006, our customers were still in the early stages of this migration and their capital spending was indicative of this stage of the migration. For example, while we experienced significant growth in overall sales of our products and services deployed in traditional network structures, we experienced an even more pronounced increase in sales of our products and services for deployment in next-generation networks. We believe this trend may continue as the core technologies underlying IMS mature and as our customers increasingly commit to a migration strategy. We believe our expertise in call signaling, coupled with our increasing abilities to provide our customers expanded products and services geared for a next-generation network environment, positions us well to pursue the opportunities that the migration to IMS presents.

Disposition of IEX Contact Center Business Unit
     On April 27, 2006, we entered into an agreement pursuant to which we agreed to sell all of the outstanding shares of capital stock of our wholly owned subsidiary, IEX Corporation, or “IEX.” The operations of IEX are reflected in the discussions and tables within this Item 2 as our “IEX Contact Center Group.” The closing of the sale of the IEX shares occurred on July 6, 2006 (See Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). As a result of our decision to sell this business unit, the results of IEX’s operations will be reflected as discontinued operations in our consolidated financial statements beginning in the second quarter of 2006. The following table sets forth certain key operating metrics of IEX during the three months ended March 31, 2006 and 2005 (in thousands, except per share amounts):

	For the three months ended March 31,
	2006	2005
IEX Statement of operations metrics:
Revenues	$13,362	$10,836
Operating income	5,023	3,196
Diluted earnings per share	0.05	0.03
Summary of Our Operating Results for the Quarters Ended March 31, 2006 and 2005 and Certain Key Financial Metrics
     The following is a brief summary of our performance relative to certain key financial metrics as of and for the three months ended March 31, 2006 compared to the equivalent period in 2005 (in thousands, except earnings (loss) per share and days sales outstanding, or DSO):

	For the three months ended March 31,
	2006	2005
Statement of operations metrics:
Revenues	$107,466	$138,863
Operating income (loss)	(28,154)	25,203
Diluted earnings (loss) per share	(0.25)	0.24
Cash flows from operations	17,219	29,337

	As of
	March 31, 2006	December 31, 2005
Balance sheet metrics:
Cash, cash equivalents and investments	$245,268	$226,329
Accounts receivable, net	134,289	122,783
Days sales outstanding	112 days	72 days
Deferred revenue	305,271	231,970
Working capital	188,421	179,074
Shareholders’ equity	350,458	353,160
     Revenues decreased by 23% to $107.5 million in the first quarter of 2006 from the first quarter of 2005, primarily due to a decline in revenues in our NSG business unit that resulted primarily from the timing of revenue recognition for certain customer shipments made in the three months ended March 31, 2006 and 2005. Specifically, we estimate that revenues declined on a year-over-year basis by approximately $37.4 million during the first quarter of 2006 due to the timing of partial shipments and the resulting impact of following the residual method of accounting. See further discussion of our revenues under “Results of Operations” below.
     Operating income (loss) decreased from operating income in the first quarter of 2005 of $25.2 million to an operating loss of $28.2 million in the first quarter of 2006. This decline was due primarily to a decrease in revenues and gross profit margins in the first quarter of 2006 from the first quarter of 2005 and the inclusion in the first quarter of 2006 of additional stock-based compensation expense of $8.9 million recorded upon our adoption of SFAS 123R. Our Diluted Earnings per Share for the first quarter of 2006 was also negatively impacted by these charges, decreasing from earnings per share of $0.24 in the first quarter of 2005 to a loss per share of $0.25 in the first quarter of 2006.
     Cash Flow from Operations decreased 41% in the first quarter of 2006 to $17.2 million from $29.3 million in the first quarter of 2005. This decrease was primarily attributable to a decrease in revenues and resulting decrease in earnings within our NSG business unit, partially offset by an increase in deferred revenues.
     Cash, Cash Equivalents and Investments increased during the first quarter of 2006 by $18.9 million. The majority of this increase was driven by (i) positive cash flows from operations of $17.2 million and (ii) proceeds from the issuance of common stock of $3.9 million.
     Accounts Receivable increased by $11.5 million during the first quarter of 2006 to $134.3 million as of March 31, 2006. This increase was primarily attributable to a significant increase in our billings associated with partial shipments that are deferred as revenue until the order ships complete. Our Days Sales Outstanding (“DSO”) has increased significantly from 72 days as of December 31, 2005 to 112 days as of March 31, 2006 primarily due to a significant portion of our billings being recorded as deferred revenues due to certain of our orders not shipping complete, coupled with a decrease in revenues from $154.3 million in the fourth quarter of 2005 to $107.5 million in the first quarter of 2006. As a result of following the residual method of accounting, both our revenues and DSO have been and will continue to be highly volatile.
     Deferred Revenue increased by $73.3 million or 32% from $232.0 million as of December 31, 2005 to $305.3 million as of March 31, 2006, due primarily to an increase in sales arrangements during the period under which partial shipments of products have been made, but where the order has not been completely fulfilled. Under such an arrangement, we would receive cash or record a receivable from our customer for the contract value of the items that had shipped, but would defer recognition of revenue related to such partial shipments.
     Working Capital increased by 5% from $179.1 million as of December 31, 2005 to $188.4 million as of March 31, 2006, primarily due to a net increase in cash, cash equivalents and short-term investments, inventories and deferred taxes, and decreases in accrued expenses and accrued payroll and related expenses, offset by the increase in deferred revenues discussed above.
     Shareholders’ Equity decreased by $2.7 million in the first quarter of 2006 from $353.2 million as of December 31, 2005 to $350.5 million as of March 31, 2006. Our net loss of $16.5 million for the first quarter of 2006 was offset by proceeds from the issuance of shares resulting from employee stock option exercises and our employee stock purchase plan of $3.9 million and increases in common stock resulting from stock-based compensation of $9.9 million.
Results of Operations
Overview
     Historically, the focus of our sales order management and contracting processes and personnel has been on obtaining large sales orders that, in most cases, included multiple product and/or software upgrade deliverables, which normally were delivered over a period of time. Within NSG, we focused on maximizing our revenues by seeking larger orders and making partial shipments without regard for shipping orders complete. In addition, the compensation structure under which our sales force operates is currently designed to support and promote the obtainment of these types of large orders.
     Under a revenue recognition policy that provided for revenue recognition upon partial shipments, this focus allowed us to record our revenues and operating profits as we fulfilled our contractual shipping obligations to our customers. However, as discussed under Item 4 in Part I of this Quarterly Report, in 2006, we determined that our NSG business unit should not have recognized revenue based on partial shipments, but instead should have recognized revenue under the residual method prescribed by SOP 97-2. As a result, under arrangements where the multiple product deliverables to a customer are called for, we defer revenue related to partial shipments until all products under the arrangement are shipped and title and risk of loss has passed to the customer.
     Accordingly, under the residual method of accounting for these arrangements, revenue related to large orders that have been substantially, but not completely, fulfilled is deferred until the time that all elements under the arrangement have been delivered. As a result of following the residual method of accounting, fluctuations in revenue among quarters are not necessarily indicative of future trends. We are currently evaluating our current sales and order processes and related compensation plans in order to determine how to best align these business processes with our current revenue recognition policies. Until such time as we complete this evaluation, the timing of revenue recognition in our NSG business unit has and could continue to vary significantly from quarter to quarter depending on the timing of completion of the shipment of all products in an order.
     In addition to the impact on revenue recognition, the change in our methods of recognizing revenue to the residual method will also have a significant impact on our cost of goods sold, gross margins and operating expenses. Our customer service organization provides services ancillary to product orders, such as technical support, extended warranty, customer training and field installation services. Because a majority of the costs incurred within our customer service organization are fixed and do not fluctuate directly with revenues recognized under the residual method, a decline in revenues will have a negative impact on our gross margins. In addition, because a significant portion of our operating expenses, such as research and development expenses and selling, general and administrative expenses, are fixed and do not vary based on when revenue is recognized under the residual method, the amount of such operating expenses as a percentage of revenues may vary significantly from period to period.
Revenues
     Revenues in the first quarter of 2006 were $107.5 million, compared with $138.9 million in the first quarter of 2005, representing a decrease of 23%. This decrease primarily results from the timing of revenue recognition for certain customer shipments made by our business units, primarily NSG, during each quarter. Specifically, we estimate that revenues declined on a year-over-year basis by approximately $37.4 million during the first quarter of 2006 due to the timing of partial shipments and the resulting impact of following the residual method of accounting. For example, revenues for the first quarter of 2005 were positively impacted by several large orders that had been substantially fulfilled in 2004, but because remaining items shipped in the first quarter of 2005, we recognized approximately $15.5 million of additional revenue in the first quarter of 2005. Conversely, we shipped substantially all deliverables under several large orders in the first quarter of 2006, but because we were not able to deliver certain products and software upgrades under these arrangements in the first quarter of 2006, we deferred approximately $21.9 million in revenue relating to these partial shipments to future periods. We currently expect to deliver the remaining products and related software upgrades called for under these arrangements in the second half of 2006.
     Despite the decline in revenues discussed above, sales orders received in the first quarter of 2006 were $138.6 million, compared to $121.5 million of orders received in the first quarter of 2005, representing growth of 14%. In addition, deferred revenue increased by $73.3 million or 32% from December 31, 2005 to March 31, 2006. As a result of the continued improvement in our orders and growth of our deferred revenue, we have a strong backlog of orders totaling $604.5 million as of March 31, 2006. As we have continued to grow our orders and resulting backlog, especially within our NSG business unit, we expect revenues in the second quarter of 2006 to increase significantly compared to the first quarter of 2006.
     We believe that our future revenue growth depends in large part upon a number of factors affecting the demand for our signaling and switching products. Regarding our switching products, future revenue growth, both domestically and internationally, depends on the increasing adoption and deployment of packet switching technology, along with the success of our channel partners (e.g., Alcatel). As previously discussed, in situations where we (i) sell multiple products or (ii) sell a combination of integrated products and services that we cannot separate into multiple elements, we are not able to recognize revenue until all of the products are shipped complete and where the services are essential to the functionality of the product, no revenue can be recognized until the services are completely delivered due to the fact that we follow the residual method of accounting as prescribed by SOP 97-2. As a result, our revenue may vary significantly from period to period as a result of our inability to ship an order in its entirety within the same period. Specifically, no revenue related to a sales arrangement may be recognized until all products in the sales arrangement are delivered, regardless of whether the undelivered product represents an insignificant portion of the arrangement fee.
     We establish our expenditure levels based on our expectations as to future revenues, and if revenue levels were to fall below expectations, then such shortfall would cause expenses to be disproportionately high in relation to revenues. Therefore, a drop in near-term demand or the inability to ship an order in its entirety could significantly affect revenues and margins, causing a disproportionate reduction in profits or even losses in any given quarter or year.
     The following table sets forth revenues from the four geographic regions in which we generate sales of our products: North America; Europe, the Middle East and Africa (“EMEA”); the Caribbean and Latin America, including Mexico (“CALA”); and Asia and the Pacific region, including China and India (“Asia Pacific”) (dollars in thousands):

	For the Three Months Ended
	March 31,		Change
	2006	2005	2005 to 2006
North America	$91,443	$117,593	$(26,150)	(22)%
EMEA	6,796	10,321	(3,525)	(34)%
CALA	8,017	3,837	4,180	109%
Asia Pacific	1,210	7,112	(5,902)	(83)%

Total revenues	$107,466	$138,863	$(31,397)	(23)%

     Our revenues declined in the first quarter of 2006 as compared to the first quarter of 2005 in each of the geographic regions in which we operate, other than CALA, primarily due to the timing of when an order was shipped in its entirety.
     We operate in four distinct business segments: the Network Signaling Group (“NSG”), Switching Solutions Group (“SSG”), Communications Software Solutions Group (“CSSG”) and, prior to July 6, 2006, the IEX Contact Center Group (“IEX”). In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our four operating segments. Revenues from each of our four operating segments for the three months ended March 31, 2006 and 2005 are as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2006	2005	2005 to 2006
Network Signaling	$55,238	$93,948	$(38,710)	(41)%
% of total revenues	52%	68%
Switching Solutions	29,252	28,055	1,197	4%
% of total revenues	27%	20%
Communications Software Solutions	9,614	6,024	3,590	60%
% of total revenues	9%	4%
IEX Contact Center	13,362	10,836	2,526	23%
% of total revenues	12%	8%
Total revenues	$107,466	$138,863	$(31,397)	(23)%
     Network Signaling Group
     NSG revenues for the three months ended March 31, 2006 and 2005 were comprised of sales of the following products and services (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2006	2005	2005 to 2006
Eagle STP initial systems	$13,555	$34,942	$(21,387)	(61)%
Eagle STP upgrades and extensions	25,449	41,311	(15,862)	(38)%
Local number portability products	1,690	5,789	(4,099)	(71)%
Customer extended warranty services	8,075	9,200	(1,125)	(12)%
Other professional services	5,285	1,135	4,150	366%
Other	1,184	1,571	(387)	(25)%

Total NSG revenues	$55,238	$93,948	$(38,710)	(41)%

     Our NSG revenues decreased 41% overall in the first quarter of 2006 compared with the first quarter of 2005 due primarily to the timing of revenue recognition for certain customer shipments made by NSG during each quarter (See discussion above with respect to fluctuations in our total revenues). Domestically, we derive the majority of NSG’s revenue from wireless operators, as wireless networks generate significantly more signaling traffic than wireline networks and, as a result, require significantly more signaling infrastructure. Signaling traffic on our wireless customers’ networks in recent years has increased significantly due to several factors, including growth in the number of subscribers, the number of calls made per subscriber, roaming, and the use of advance features, such as text messaging. These factors have necessitated that the wireless operators expand their network capacity, leading to increased sales of our signaling products.
     Internationally, in addition to the factors affecting our domestic sales growth described above, NSG’s product revenue growth depends on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor, and our ongoing ability to meet the signaling requirements of the newly acquired customers.
     Switching Solutions Group
     SSG revenues for the three months ended March 31, 2006 and 2005 were comprised of sales of the following product lines (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2006	2005	2005 to 2006
T9000 / T8000	$26,092	$23,346	$2,746	12%
T7000	1,402	2,917	(1,515)	(52)%
T6000	1,758	1,792	(34)	(2)%

Total SSG revenues	$29,252	$28,055	$1,197	4%

     In the first quarter of 2006, revenues from sales of our switching products increased primarily due to increased sales of our T9000 product offerings and increased sales of our T8000 media gateway product, particularly through Alcatel, an OEM customer, offset by a decline in sales of our T7000 products. A significant portion of our switching revenues is derived from sales of our T9000 products to Alcatel. Sales of SSG products to Alcatel for the three months ended March 31, 2006 and 2005 were as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2006	2005	2005 to 2006
SSG sales to Alcatel	$14,661	$11,953	$2,708	23%
     Communications Software Solutions Group
     CSSG revenues for the three months ended March 31, 2006 and 2005 were as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2006	2005	2005 to 2006
Integrated Application Solutions (IAS)	$4,984	$3,031	$1,953	64%
Sentinel	4,630	2,993	1,637	55%

Total CSSG revenues	$9,614	$6,024	$3,590	60%

     In the first quarter of 2006, revenues from sales of our IAS products increased as a result of continued efforts to integrate the former Steleus products into our offerings and to sell these solutions into our existing customer base. The growth in Sentinel revenues in 2006 is due primarily to sales of extensions to existing Sentinel customers.
     IEX Contact Center Group
     Revenues from IEX Contact Center Group products increased in the first quarter of 2006 due to increased sales of our TotalView products and increased revenues from TotalView service contracts, partially offset by lower sales of TotalNet and other products and services, as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2006	2005	2005 to 2006
TotalView products	$7,440	$5,320	$2,120	40%
TotalView services	5,743	5,213	530	10%
TotalNet and other	179	303	(124)	(41)%

Total IEX Contact Center Group revenues	$13,362	$10,836	$2,526	23%

Cost of Goods Sold
     Costs of goods sold includes (i) materials, labor, and overhead costs paid to contract manufacturers to produce our products, (ii) personnel and other implementation costs incurred to install our products and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in absolute dollars and as a percentage of revenues for the three months ended March 31, 2006 and 2005 were as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2006	2005	2005 to 2006
Cost of goods sold	$56,006	$42,737	$13,269	31%
Revenues	107,466	138,863	(31,397)	(23)%
Cost of goods sold as a percentage of revenues	52%	31%
     As discussed above in the Overview section of our Results of Operations discussion, a significant portion of costs of goods sold is fixed and does not vary directly with revenues, particularly certain costs incurred by our customer service and order management organizations. For the three months ended March 31, 2006, costs associated with our customer service and sales order management organizations totaled $22.6 million, compared with $19.1 million for the three months ended March 31, 2005. These costs increased due primarily to (i) stock based compensation expense recorded in the first quarter of 2006 of $1.4 million under SFAS 123R and (ii) an increase in expenses of $2.9 million associated with increases in personnel and outside installation vendor costs. We increased our customer service and sales order management organizations and related outside vendor costs primarily due to the growth in our order fulfillment activities, installation services and warranty related services, each of which may precede the recognition of revenue associated with these activities under the residual method of accounting. Partially offsetting these increases was a decline in incentive compensation of $0.8 million, which varies based on our performance within a given quarter.

     In addition to the above increases in costs of goods sold, cost of goods sold increased due to a change in the mix of products sold. Specifically, revenue from our lower margin SSG and CSSG business units increased on a year-over-year basis, resulting in an increase of $4.8 million in cost of goods sold. In addition, in the first quarter of 2006, we experienced an adverse mix of lower-margin contracts within our NSG business unit (i.e., a shift from software-intensive products to hardware-intensive products) resulting in an increase in cost of goods sold of $3.0 million. Finally, we experienced certain significant and unusual increases in cost of goods sold associated with warranty-related matters and losses on customer contracts during the three months ended March 31, 2006. Specifically, during the first quarter of 2006 we determined that the costs associated with one of our customer contracts would exceed the revenues we expected to realize from such contracts, resulting in expected losses on these contracts upon completion of our delivery obligations in 2006. We accrued the expected losses on these arrangements in the amount of approximately $1.5 million in the first quarter of 2006 as an increase in cost of goods sold. During the first quarter of 2006, we also incurred certain warranty obligations totaling $0.5 million associated with a change in the total estimated costs associated with a Class A defect within our NSG product portfolio.
     The increase in cost of good sold as a percentage of revenues is primarily attributable to the decline in revenues as discussed above combined with the increases in cost of goods sold discussed above. To the extent that future revenues from sales of our Switching Solutions Group’s products and Communication Software Solutions Group’s products continue to increase as a percentage of our total revenues, our cost of goods sold as a percentage of revenues may continue to increase.
     As we enter new markets, particularly international markets, our cost of goods sold as a percentage of revenues may continue to increase from time to time as the result of our decision to develop new sales channels and customer relationships in these new markets. Sales of “initial” systems in international markets typically carry lower margins than both sales domestically and sales of extension, and as our sales internationally increase at a rate greater than sales within the United States, cost of goods sold as a percentage of revenues will also increase.
     Pricing competition in the VoIP space has been intense, and we therefore believe the competitive environment will impact our margins, particularly in the next-generation switching business. Specifically, we recently amended our contractual arrangement with Alcatel during the second quarter of 2006, under which we have reduced the pricing of our SSG products. Accordingly, we anticipate that our margins may continue to decline within our SSG business unit. In addition, changes in the following factors may also affect margins: product and distribution channel mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal manufacturing capabilities and efficiencies; foreign currency fluctuations; pricing pressure as we expand internationally; and general economic conditions.
Amortization of Purchased Technology
     For purposes of measuring the results for each operating segment, we consider amortization of purchased technology to be part of general corporate expenses and therefore do not allocate the amortization of purchased technology to individual business segments. Amortization of purchased technology for the three months ended March 31, 2006 and 2005 was as follows (in thousands):

	For the Three Months Ended
	March 31
	2006	2005
Amortization of purchased technology related to:
iptelorg	$105	$—
Santera	504	433
Taqua	55	440
VocalData	130	130
Steleus	482	482

Total	$1,276	$1,485

     As the table above indicates, the decrease in amortization of purchased technology in the first quarter of 2006 as compared with the first quarter of 2005 was due primarily to decreased amortization expense related to Taqua purchased technology as a result of the write-down in the value of the Taqua purchased technology in the fourth quarter of 2005, offset by additional amortization of purchased technology in the first quarter of 2006 related to our acquisitions of (i) iptelorg GmbH in July 2005 and (ii) the remaining minority interest in Santera in October 2005.
Research and Development
     Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs, and the cost of development equipment and supplies. The following table sets forth our research and development expenses in dollars and as a percentage of revenues for the three months ended March 31, 2006 and 2005 (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2006	2005	2005 to 2006
Research and development	$36,550	$30,429	$6,121	20%
Percentage of revenues	34%	22%
     The following is a summary of the year-over-year fluctuations in our research and development expenses during the first quarter of 2006 as compared to the first quarter of 2005 (in thousands):

Increase
(Decrease)
2005 to 2006
Cost component:
Salaries and benefits	$3,625
Incentive compensation	(2,357)
Stock-based compensation	3,897
Consulting and professional services	589
Supplies	(356)
Facilities and depreciation	977
Other	(254)

Total	$6,121

     The increase in research and development expenses in the first quarter of 2006 was primarily attributable to our adoption of Statement of Financial Accounting Standards No. 123—revised 2004 “Share-Based Payment” (“SFAS 123R”) on January 1, 2006 as discussed below under “Recent Accounting Pronouncements.” Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation using the intrinsic value method which generally resulted in no compensation expense being recognized related to our employee stock option grants in periods prior to our adoption of SFAS 123R. The increase in stock-based compensation expenses included in research and development expenses is attributable solely to the adoption of SFAS 123R. (See discussion of our adoption of SFAS 123R in Note 11.)
     We have made and intend to continue to make substantial investments in product and technology development, and we believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness. The increases in salaries and benefits and consulting and professional services included in research and development expenses reflect this increased investment. Additionally, facilities and depreciation costs included in research and development expenses increased in the first quarter of 2006 due to additional leased space at our SSG facilities and the expansion of our occupied space within our corporate headquarters dedicated to research and development activities, along with additional depreciation related to equipment acquired in 2005 and the first quarter of 2006. Partially offsetting the above increases in research and development expenses was a decline of $2.4 million in incentive compensation, which varies based on our performance within a given quarter. Due to the decline in revenues and gross margin during the period, the majority of business units did not achieve the levels required to earn incentive compensation.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, finance, information technology, human resources and sales and marketing personnel) and consist of (i) salaries and related costs, (ii) consulting and other professional services (e.g., attorneys’ fees, audit fees and costs associated with compliance with the Sarbanes-Oxley Act of 2002), (iii) facilities and insurance costs, and (iv) travel and other costs. The following table sets forth our selling, general and administrative expenses in dollars and as a percentage of revenues for the three months ended March 2006 and 2005 (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2006	2005	2005 to 2006
Selling, general and administrative	$41,046	$37,873	$3,173	8%
Percentage of revenues	38%	27%

     The following is a summary of the year-over-year fluctuation in our selling, general and administrative expenses during the first quarter of 2006 as compared to the first quarter of 2005 (in thousands):

Increase
(Decrease)
2005 to 2006
Cost component:
Salaries and benefits	$2,102
Incentive compensation	(2,222)
Stock based compensation	3,664
Commissions	(1,211)
Consulting and professional services	361
Facilities and depreciation	(504)
Travel	(268)
Provision for bad debts	468
Other	783

Total	$3,173

     The increase in selling, general and administrative expenses in the first quarter of 2006 was primarily attributable to our adoption of SFAS 123R on January 1, 2006 as discussed below under “Recent Accounting Pronouncements.” (See discussion of our adoption of SFAS 123R in Note 11.) Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation using the intrinsic value method which generally resulted in no compensation expense being recognized related to our employee stock option grants in periods prior to our adoption of SFAS 123R. The increase in stock-based compensation expenses included in selling, general and administrative expenses is attributable to the adoption of SFAS 123R. Salaries and benefits increased due primarily to the increase in headcount within our selling, general and administrative organization to support the continued growth in our orders. As discussed previously, the size of our workforce and resulting expenses vary in proportion to the growth in our orders and backlog to a greater extent than the growth in revenues.
     Partially offsetting the above increases in selling, general administrative expenses were decreases in variable compensation. Specifically, incentive compensation, which varies based on our performance within a given quarter, declined by $2.2 million due to the decline in revenues and gross margin during the period. As a result of the decline, the majority of business units did not achieve the levels required to earn incentive compensation. In addition, commissions expense, which varies directly with revenues, declined due to the decrease in revenues in the three months ended March 31, 2006 as compared with the three months ended March 31, 2005. We intend to continue to focus on improving the efficiency of our operations by examining the way in which we operate in order to identify opportunities for cost reductions.
Amortization of Intangible Assets
     As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	For the Three Months Ended
	March 31,		Change
	2006	2005	2005 to 2006
Santera	$61	$12	$49
Taqua	32	209	(177)
VocalData	13	190	(177)
Steleus	437	468	(31)
iptelorg	35	—	35

	$578	$879	$(301)

     The decrease in amortization of intangible assets in the first quarter of 2006 as compared with the first quarter of 2005 was due primarily to the (i) non-compete agreements, (ii) trademarks and (iii) service contract intangibles relating to Taqua and VocalData becoming fully amortized in 2005, offset by additional amortization of intangibles in the first quarter of 2006 related to our acquisitions of (i) iptelorg in July 2005 and (ii) the remaining minority interest in Santera in October 2005.

Restructuring Charges
     Corporate Headquarters and Taqua Relocations
     In April 2005, we decided to relocate our corporate offices from Calabasas, California to our facilities in Morrisville, North Carolina. The relocation provides us an opportunity to improve our operations by integrating our finance, accounting, corporate and information technology functions into the business units they support. In 2005, we also decided to move our Taqua facility from Hyannis, Massachusetts, to our Plano, Texas facilities. Both of these relocations resulted in employee terminations and relocations. Additionally, the relocation of Taqua to Plano resulted in lease termination costs related to the termination of the lease in Hyannis. The termination costs related to the Corporate Relocation and Taqua Relocation include retention bonuses, severance pay and benefit costs extended through the required service period and for up to one year thereafter. Other costs related to the management of the relocation projects and the costs to relocate equipment were expensed as incurred. In the three months ended March 31, 2006, we recorded $164,000 in costs relating to the Corporate Headquarters and Taqua Relocations.
     During 2004, we entered into a lease agreement for approximately 22,400 square feet of office space in Westlake Village, California through December 2014. During the second quarter of 2005, after being notified by the landlord for this building that it would be unable to deliver possession of the premises in accordance with the lease terms, we terminated the lease. The landlord disputes our right to terminate the lease. As a result of our decision to terminate the lease, we recorded a charge of $191,000 in the three months ended March 31, 2005 related to the write-off of certain leasehold improvements, the possible forfeiture of our deposits paid to the landlord and other costs related to the termination.
     Manufacturing Restructuring
     In January 2004, we announced the implementation of a global strategic manufacturing plan which included the outsourcing of the majority of our manufacturing operations and the relocation of our remaining signalling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. The plan included the elimination of approximately 23 positions in 2004 and one position in 2005, resulting in restructuring costs such as employee severance and relocation costs. We recorded $66,000 in costs in the three months ended March 31, 2005 related to the relocation of our manufacturing operations.
     The following table summarizes the restructuring and related expenses incurred in connection with the restructurings discussed above and the remaining obligations as of and for the three months ended March 31, 2006 (in thousands):

	Severance
	Costs and	Employee	Facility
	Retention	Relocation	Relocation
	Bonuses	Costs	Costs	Other(1)	Total
Restructuring obligations, December 31, 2005	$3,023	$155	$100	$—	$3,278
Restructuring and related expenses:
Corporate Headquarters and Taqua relocation	123	—	—	41	164
Cash payments	(1,959)	(19)	—	(41)	(2,019)

Restructuring obligations, March 31, 2006	$1,187	$136	$100	$—	$1,423

(1)	Consists of costs related to the transition of our corporate headquarters including recruitment, signing bonuses and training costs related to the hiring of finance and administrative personnel in Morrisville and travel costs during the transition period. In addition, other costs include salary costs for duplicative employees during the transition of job responsibilities from employees located in Calabasas to the successor employees in Morrisville. These transition costs are expensed as incurred.
Other Income and Expense
     For the three months ended March 31, 2006 and 2005, other income and expenses were as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2006	2005	2005 to 2006
Interest income	$1,651	$1,264	$387	31%
Interest expense	(922)	(998)	76	8%
Gain (loss) on investments	1,793	(1,344)	3,137	233%
Other, net	(573)	(444)	(129)	(29)%

Other income (expense), net	$1,949	$(1,522)	$3,471	228%

     Interest Income and Expense. Interest income increased in the first quarter of 2006 due to (i) higher average cash and short-term investment balances and (ii) higher interest rates in the first quarter of 2006 compared to the same quarter in 2005. Interest expense decreased slightly in the first quarter of 2006 due to the February 2005 repayment of Santera’s notes payable that bore interest at 10%.
     Gain (loss) on Investments. Gain on investments in the three months ended March 31, 2006 consisted of a $1.8 million gain related to our receipt of 642,610 shares of Lucent Technologies Inc. (”Lucent”) relating to the acquisition of Telica by Lucent that were released from escrow to us. As of March 31, 2006, we own all of these shares. Loss on investments in the first quarter of 2005 consisted primarily of losses related to the sale of shares of Alcatel.
     Other Income (Expense). Other expense for both the three months ended March 31, 2006 and 2005 consists primarily of foreign currency exchange gains net of losses on foreign currency forward contracts used to hedge our exposure to foreign currency risks. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. Dollar, and will therefore be exposed to greater risk related to foreign currency fluctuation.
Provision for Income Taxes
     During the three months ended March 31, 2006 and 2005, we recognized income tax expense (benefit) of $(9.7) million and $11.0 million, respectively. For the three months ended March 31, 2005, the income tax provision reflects the effect of non-deductible acquisition-related costs and non-deductible losses of Santera, partially offset by benefits of $883,000 from the utilization of deferred tax liabilities related to certain of these acquisition-related costs. Our provision for income taxes for the three months ended March 31, 2005 does not include any benefit from the losses generated by Santera because its losses cannot be included on our consolidated federal tax return since, prior to the acquisition of the remaining minority interest in Santera on October 3, 2005, our majority ownership interest in Santera did not meet the threshold to consolidate under income tax rules and regulations. As a result of the acquisition of the remaining interest in Santera on October 3, 2005, the ownership threshold has been met. Provisions for income taxes as a percentage of income from continuing operations before provision for income taxes and minority interest was 37% and 46% for the three months ended March 31, 2006 and 2005, respectively. The effective rate for the three months ended March 31, 2006 differs from the statutory rate, and from the effective rate for the three months ended March 31, 2005 of 35%, primarily due to the effect of state income taxes, and does not include any benefit for research and development tax credits, which the research and development credit legislation expired effective December 31, 2005. Excluding the effects of the above mentioned acquisition-related costs and non-deductible losses of Santera, an effective tax rate of 35% was applied to income from operations for the three months ended March 31, 2005.
Minority Interest
     Minority interest represents the losses of Santera allocable to Santera’s minority stockholders. Prior to October 3, 2005, the date of our acquisition of all the shares of Santera capital stock owned by Santera’s minority stockholders, the net income and losses of Santera were allocated between Tekelec and the minority interest based on their relative interests in the equity of Santera and the related liquidation preferences. This approach required net losses to be allocated first to the Series A Preferred Stock, held primarily by the minority interest, until fully absorbed and then to the Series B Preferred Stock held by us. Subsequent net income was allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income was then allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and then to common stock in proportion to their relative ownership interests in the equity of Santera. The loss allocated to minority interest of Santera for the three months ended March 31, 2005 was computed as follows (dollars in thousands):

Santera net loss (1)	$7,712
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%

Net loss allocated to minority interest	$4,782

(1)	Includes amortization of intangibles of $445 for the three months ended March 31, 2005.
Liquidity and Capital Resources
Overview
     We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital increased from $179.1 million as of December 31, 2005 to $188.4 million as of March 31, 2006, primarily due to a net increase in cash, cash equivalents and short-term investments, inventories and deferred taxes, and decreases in accrued expenses and accrued payroll and related expenses, offset by the increase in deferred revenues discussed above. With our working capital position, we believe that we have the flexibility to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.
     The principal components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable, reduced by trade accounts payable, accrued expenses, accrued payroll and related expenses and the current portion of deferred revenues. We continue to operate a cash positive business. Our cash, cash equivalents and short-term investments were $245.3 million and $226.3 million as of March 31, 2006 and December 31, 2005, respectively. In addition, as of March 31, 2006, we had a $30.0 million line of credit collateralized by a pledged investment account held with an intermediary financial institution. As of March 31, 2006, there were no outstanding borrowings under this facility; however, we had utilized approximately $200,000 of the facility to secure a letter of credit.
     As of March 31, 2006, all of our short-term investments generally have investment grade ratings and any such investments that are in an unrealized loss position at March 31, 2006 are in such position solely due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis on these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The declines in our securities are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of March 31, 2006.
     We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Our liquidity could be negatively impacted by a decrease in revenues resulting from a decline in demand for our products or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. We did not repurchase any of our common stock during 2004, 2005 or the first quarter of 2006.
Cash Flows
     As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities:
Cash Flows from Operating Activities
     Net cash provided by operating activities was $17.2 million and $29.3 million for the three months ended March 31, 2006 and 2005, respectively. Cash provided by operating activities decreased on a quarter-over-quarter basis during 2006 primarily as the result of decreases in revenues and earnings that occurred across our operating segments excluding non-cash charges.
     During the three months ended March 31, 2006 and 2005, our cash flows from operations were primarily derived from (i) our earnings from ongoing operations prior to non-cash expenses such as depreciation, amortization, bad debt, write-downs of inventory and non-cash impairment charges; (ii) the tax benefit related to the exercise of employee stock options, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital, which are primarily composed of changes in accounts receivable, inventories, deferred revenue and associated deferred costs, accounts payable, accrued expenses and accrued payroll and related expenses.
     We currently anticipate that we will generate positive cash flow from operations during 2006. Our ability to meet these expectations depends on our ability to achieve positive earnings. Our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to technological changes and increasing competition, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.
Cash Flows from Investing Activities
     Net cash used in investing activities was $32.9 million and $42.3 million for the three months ended March 31, 2006 and 2005, respectively. Our investing activities primarily relate to (i) transactions within our investments, (ii) strategic acquisitions and (iii) the purchase of property and equipment. For the three months ended March 31, 2006 and 2005, we invested net amounts of $28.5 million and $30.6 million in investments. Our investment in new property and equipment and technology amounted to $6.0 million and $11.6 million during the three months ended March 31, 2006 and 2005, respectively.
     We continue to closely monitor our capital expenditures, while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our expanding workforce. Accordingly, we expect our total capital expenditures to be between $30.0 million and $38.0 million for 2006.

Cash Flows from Financing Activities
     Net cash provided by financing activities was $4.1 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, our financing activities consisted primarily of proceeds of $3.9 million and $1.0 million, respectively, from the issuance of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, partially offset by payments on notes payable of $0.1 million and $0.7 million in the three months ended March 31, 2006 and 2005, respectively.
Critical Accounting Policies
     Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, Statement of Financial Accounting Standards No. 123—revised 2004 “Share-Based Payment” (“SFAS 123R”), which replaced Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is typically the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. SFAS 123R also requires any benefits resulting from tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as a component of cash flow from operations.
     Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation using the intrinsic value method prescribed by APB 25 and related Interpretations and provided the pro forma disclosures required by SFAS 123. Applying the intrinsic value method generally resulted in no compensation expense being recognized related to our employee stock option grants in periods prior to our adoption of SFAS 123R.
     The adoption of SFAS 123R has had a material impact on our consolidated financial position and results of operations. (See Note 11 to the unaudited condensed consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had followed the fair value recognition method for our stock-based compensation.)
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” (“APB 20”) and Statement of Financial Accounting Standards No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
     The statements that are not historical facts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to, and involve certain risks and uncertainties. There can be no assurance that our actual future performance will meet management’s expectations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and other filings with the SEC, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from management’s current expectations include, among others: overall telecommunications spending, changes in general economic conditions, unexpected changes in economic, social, or political conditions in the countries in which we operate, the timing of significant orders and shipments, timing of revenue recognition under the residual method, the lengthy sales cycle for our products, the timing of the convergence of voice and data networks, the success or failure of strategic alliances or acquisitions including the success or failure of the integration of Santera, Taqua, Steleus, VocalData and iptelorg’s operations with those of the Company, litigation or regulatory matters such as the pending litigation described in our SEC reports and the costs and expenses associated therewith, the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks, the capital spending patterns of customers, the dependence on wireless customers for a significant percentage and growth of our revenues, the timely development and introduction of new products and services, the product mix and the geographic mix of our revenues and the associated impact on gross margins and operating expenses, market acceptance of new products and technologies, carrier deployment of intelligent network services, the ability of our customers to obtain financing, the timing of revenue recognition of multiple elements in an arrangement sold as part of a bundled solution, the level and timing of research and development expenditures, and sales, marketing, and compensation expenses, regulatory changes, the expansion of our sales, marketing and support organizations, both domestically and internationally, and other risks described in our 2005 Form 10-K and in certain of our other Securities and Exchange Commission filings.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2005 Form10-K. Our exposures to market risk have not changed materially since December 31, 2005.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures, as of the end of such period, were not adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
     In making this evaluation, the CEO and CFO considered, among other matters:
•	the material weakness in our internal control over financial reporting that existed as of December 31, 2005 and that, we believe, continued to exist as of March 31, 2006; and

•	management’s conclusion, as reported in Item 9A of our 2005 Form 10-K, that our internal control over financial reporting was not effective as of December 31, 2005; and the conclusion of our CEO and CFO, as reported in Item 9A of our 2005 Form 10-K, that our disclosure controls and procedures as of December 31, 2005 were not effective.
     Notwithstanding the material weakness in our internal control over financial reporting that existed as of March 31, 2006, management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this Report.
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that our disclosure controls and procedures were ineffective as of March 31, 2006 as a result of the following material weakness:
•	The lack of effective controls over the establishment, review and evaluation of the adequacy of our accounting policies and procedures related to revenue recognition, particularly Statement of Position 97-2 “Software Revenue Recognition” and related interpretations thereof (“SOP 97-2”). Specifically, we did not have adequate controls relating to the appropriate application of GAAP pertaining to the complete and accurate recognition of revenue concerning vendor specific objective evidence of fair value, post-contract customer support and contract penalty clauses, affecting revenues, deferred revenues and related cost of sales.
     This material weakness resulted in the restatement of our annual consolidated financial statements for the years ended December 31, 2003 and 2004 and each of the interim periods during the first three quarters of the year ended December 31, 2005. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement of our annual and unaudited interim consolidated financial statements that would not be prevented or detected.
     Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during our quarter ended March 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. As such, the material weakness in our internal control over financial reporting that existed as of December 31, 2005, as described above and as disclosed in Item 9A of our 2005 Form 10-K, continued to exist as of March 31, 2006.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to various legal proceedings that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”). The following information supplements the information concerning the Company’s legal proceedings disclosed in the Annual Report.
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
Bouygues Telecom, S.A., vs. Tekelec
     On February 24, 2005, Bouygues Telecom, S.A., a French telecommunications operator, filed a complaint against us in the United States District Court for the Central District of California seeking damages for economic losses caused by a service interruption Bouygues Telecom experienced in its cellular telephone network in November 2004. The amount of damages sought by Bouygues Telecom was $81 million plus unspecified punitive damages and attorneys’ fees. In its complaint, Bouygues Telecom alleged that the service interruption was caused by the malfunctioning of certain virtual home location register (HLR) servers (i.e., servers storing information about subscribers to a mobile network) provided by us to Bouygues Telecom.
     On April 21, 2005, we filed a motion to transfer venue of the lawsuit from the Central District of California to the Eastern District of North Carolina and concurrently filed a motion to dismiss six of the twelve claims for relief contained in Bouygues Telecom’s complaint. On June 8, 2005, the District Court entered a written order granting our motion to transfer and deeming the motion to dismiss to be “moot” given the transfer.

     On July 6, 2005, we filed a motion for an extension of time to file a revised motion to dismiss in North Carolina. The District Court granted that motion in an order dated July 19, 2005, and we filed a revised motion to dismiss the claims of Bouygues Telecom for strict products liability, negligence, breach of fiduciary duty, unfair competition, equitable indemnity, interference with prospective economic advantage and interference with contract. On July 26, 2005, Bouygues Telecom filed a motion to “rescind” the Court’s July 19 order and to strike our revised motion to dismiss. We opposed Bouygues’ motion, and on September 6, 2005, the Court entered an order finding that our revised motion to dismiss was proper, and setting a deadline of October 17, 2005 (later extended to October 21, 2005) for Bouygues to respond to the revised motion to dismiss or file an amended complaint.
     On October 21, 2005, Bouygues Telecom filed an amended complaint. The amended complaint alleges claims for strict products liability, negligence, breach of express warranty, negligent interference with contract, negligent interference with economic advantage, intentional misrepresentation, negligent misrepresentation, fraud based on concealment, breach of fiduciary duty, equitable indemnity, unfair competition under California Business and Professions Code section 17200, unfair and deceptive trade practices, breach of contract, alter ego liability, promissory estoppel and a direct claim under French law. The amended complaint is based on facts similar to those in the original complaint and seeks $80 million in compensatory damages plus unspecified punitive damages and attorneys’ fees.
     On December 19, 2005, We filed (i) a motion to dismiss Bouygues’ amended complaint, pursuant to Rule 12(b)(3) of the Federal Rules of Civil Procedure (“FRCP”), on the ground that the forum selection clauses in the contracts for the sale and maintenance of the EAGLE System at issue provide for exclusive jurisdiction in France, (ii) a motion to dismiss Bouygues’ amended complaint, pursuant to FRCP Rule 12(b)(7), on the ground that Bouygues has failed to join a party, Tekelec Limited, which is indispensable to the action pursuant to FRCP Rule 19 but which cannot be made a party in the United States District Court for the Eastern District of North Carolina because of the impact on diversity jurisdiction, and (iii) a motion to dismiss the alleged tort claims in Bouygues’ amended complaint, pursuant to FRCP Rule 12(b)(6) on the ground that French law, which applies to this dispute based on the French choice of law clause in the contracts for the sale of the EAGLE System at issue, prohibits Bouygues from bringing tort claims for damages arising out of a contractual relationship.
     On April 10, 2006, Bouygues Telecom served responses to our first set of interrogatories. In the responses, Bouygues Telecom contends, among other things, that its estimated damages are at least $105.7 million, not including interest, punitive damages, and attorneys’ fees or costs. In connection with a recent deposition on Bouygues’ claimed damages, Bouygues provided a claim summary that suggested that its alleged damages range from $126,500,000 to $179,375,000.
     The Court has not yet issued a final ruling on our motions to dismiss. A hearing on the motions was held on April 26, 2006, and the Magistrate Judge submitted a Memorandum to the District Court on May 26, 2006, recommending that the Court dismiss Bouygues’ promissory estoppel and alter ego claims. The Magistrate Judge recommended against dismissing the other claims, including the tort claims. We submitted a written objection to the Magistrate Judge’s proposed findings and recommendations on June 15, 2006, and Bouygues responded to our objection on July 3, 2006.
     The parties participated in a mediation on May 31, 2006, but did not resolve the litigation at that time.
     Discovery is continuing and both parties began conducting depositions in early June.
     Although we are still evaluating the claims asserted by Bouygues, we intend to defend vigorously against the action and believe Bouygues’ claims could not support the damage figures alleged in the amended complaint. At this stage of the litigation, management cannot assess the likely outcome of this matter; however, it is possible that an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows. We are unable to estimate the potential financial impact this matter could have on the Company.
IEX Corporation vs. Blue Pumpkin Software, Inc.
     In January 2001, IEX Corporation, a former wholly owned subsidiary of Tekelec (“IEX”), filed suit against Blue Pumpkin Software, Inc. (“Blue Pumpkin”), in the United States District Court for the Eastern District of Texas, Sherman Division. IEX asserted that Blue Pumpkin’s Director and Director Enterprise products infringed United States Patent No. 6,044,355 held by IEX. In the suit, IEX sought damages and an injunction prohibiting Blue Pumpkin’s further infringement of the patent.
     In October 2005, Blue Pumpkin Software LLC (“Blue Pumpkin LLC”), the successor to Blue Pumpkin, filed a lawsuit against IEX, in the United States District Court for the Northern District of Georgia, Atlanta Division. Blue Pumpkin LLC asserted that IEX’s software products infringed United States Patent No. 6,952,732 held by Blue Pumpkin LLC. Blue Pumpkin LLC sought damages and an injunction prohibiting IEX’s further alleged infringement of the patent. IEX filed an answer denying the claims of the suit, and seeking a declaration that the Blue Pumpkin LLC patent was invalid and not infringed.

     In December 2005, the parties entered into a settlement agreement resolving both the IEX litigation against Blue Pumpkin and the Blue Pumpkin LLC litigation against IEX. Final settlement documents were executed by the parties on April 6, 2006, and both lawsuits have been dismissed with prejudice. Pursuant to the settlement agreement, each party granted to the other a release and cross-license of the patents asserted in the lawsuits. Blue Pumpkin made a balancing license payment to IEX in the amount of $8.25 million on April 7, 2006, and Blue Pumpkin is obligated to make six additional annual payments of $500,000 each to Tekelec beginning April 1, 2007 and ending April 1, 2012.
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
Item 1A. Risk Factors
     There were no material changes from the risk factors as previously disclosed in our 2005 Form 10-K.
Item 5. Other Information
     Our 2006 Annual Meeting of Shareholders will be held on Friday, August 4, 2006, at 9:00 a.m., local time, at our offices located at 5200 Paramount Parkway, Morrisville, North Carolina 27560.

Item 6. Exhibits

Exhibit No.	Description

10.1	Employment Offer Letter Agreement effective January 18, 2006 between the Company and Frank Plastina (1)

10.2	Amendment to Separation Agreement effective as of March 31, 2006 between the Company and Fred Lax (2)

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated January 18, 2006, as filed with the Commission on January 24, 2006.

(2)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC
Date: July 12, 2006	/s/ FRANCO PLASTINA

Franco Plastina
President and Chief Executive Officer

Date: July 12, 2006	/s/ WILLIAM H. EVERETT

William H. Everett
Senior Vice President and Chief Financial Officer

Date: July 12, 2006	/s/ GREGORY S. RUSH

Gregory S. Rush
Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.2	Amendment to Separation Agreement effective as of March 31, 2006 between the Company and Fred Lax

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002