Form 10-Q
period 2006-06-30
TEKELEC
filed 2006-08-09
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2006, there were 67,246,728 shares of the registrant’s common stock, without par value, outstanding.

TEKELEC
TABLE OF CONTENTS
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TEKELEC
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,596	$52,069
Short-term investments, at fair value	207,592	174,260

Total cash, cash equivalents and short-term investments	237,188	226,329

Accounts receivable, net	128,590	115,789
Inventories	65,832	47,512
Income tax receivable	13,254	—
Deferred income taxes	32,889	27,456
Deferred costs and prepaid commissions	84,077	78,190
Prepaid expenses and other current assets	15,354	15,298
Assets of discontinued operations	18,808	18,647

Total current assets	595,992	529,221
Property and equipment, net	45,249	40,474
Investments in privately held companies	7,322	7,322
Deferred income taxes, net	63,004	68,585
Other assets	3,981	6,047
Goodwill	115,828	116,324
Intangible assets, net	52,966	57,214

Total assets	$884,342	$825,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$32,213	$32,347
Accrued expenses	44,209	47,960
Accrued payroll and related expenses	28,431	28,156
Short-term notes and current portion of notes payable	11	96
Current portion of deferred revenues	249,688	208,278
Liabilities of discontinued operations	22,752	23,279

Total current liabilities	377,304	340,116
Long-term convertible debt	125,000	125,000
Deferred income taxes	1,582	1,694
Long-term portion of deferred revenues	7,390	5,217

Total liabilities	511,276	472,027

Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 67,169,166 and 66,838,310 shares issued and outstanding, respectively	290,048	274,413
Deferred stock-based compensation	—	(5,680)
Retained earnings	83,707	85,666
Accumulated other comprehensive income (loss)	(689)	(1,239)

Total shareholders’ equity	373,066	353,160

Total liabilities and shareholders’ equity	$884,342	$825,187

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Thousands, except per share data)
Revenues	$149,868	$111,482	$243,972	$239,509
Cost of sales:
Cost of goods sold	57,881	44,426	110,320	84,226
Amortization of purchased technology	1,276	1,487	2,552	2,972

Total cost of sales	59,157	45,913	112,872	87,198

Gross profit	90,711	65,569	131,100	152,311

Operating expenses:
Research and development	37,608	29,925	72,312	58,763
Sales and marketing	23,693	21,690	45,777	42,487
General and administrative	18,143	15,661	33,869	29,298
Restructuring and other	3,255	2,503	3,419	2,760
Amortization of intangible assets	578	702	1,156	1,581

Total operating expenses	83,277	70,481	156,533	134,889

Income (loss) from operations	7,434	(4,912)	(25,433)	17,422
Other income (expense):
Interest income	1,878	1,712	3,527	2,971
Interest expense	(859)	(910)	(1,781)	(1,905)
Loss on sale of investments	—	—	1,794	(1,344)
Other, net	217	(282)	(352)	(682)

Total other income (expense), net	1,236	520	3,188	(960)

Income (loss) from continuing operations before provision for income taxes	8,670	(4,392)	(22,245)	16,462
Provision for income taxes	3,742	(5)	(7,711)	9,929

Income (loss) before minority interest	4,928	(4,387)	(14,534)	6,533
Minority interest	—	2,864	—	7,646

Income (loss) from continuing operations	4,928	(1,523)	(14,534)	14,179
Income from discontinued operations, net of taxes	9,622	2,308	12,575	4,081

Net income (loss)	$14,550	$785	$(1,959)	$18,260

Earnings (loss) per share from continuing operations:
Basic	$0.07	$(0.02)	$(0.22)	$0.22
Diluted	0.07	(0.02)	(0.22)	0.21
Earnings per share from discontinued operations:
Basic	$0.14	$0.03	$0.19	$0.06
Diluted	0.14	0.03	0.19	0.05
Earnings (loss) per share:
Basic	$0.22	$0.01	$(0.03)	$0.28
Diluted	0.21	0.01	(0.03)	0.26
Weighted average number of shares outstanding-continuing operations:
Basic	66,933	65,723	66,883	65,660
Diluted	68,202	65,723	66,883	74,013
Weighted average number of shares outstanding:
Basic	66,933	65,723	66,883	65,660
Diluted	68,202	65,723	66,883	74,013
See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Thousands, except per share data)
Net income (loss)	$14,550	$785	$(1,959)	$18,260
Other comprehensive income (loss):
Foreign currency translation adjustments	169	(129)	278	(183)
Net unrealized gain (loss) on available-for-sale securities, net of income taxes	(179)	418	271	(1,411)

Comprehensive income (loss)	$14,540	$1,074	$(1,410)	$16,666

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2006	2005
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(1,959)	$18,260
Income from discontinued operations	(12,575)	(4,081)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on investments	(1,794)	1,344
Minority interest	—	(7,646)
Provision for doubtful accounts and returns	—	358
Depreciation	11,330	8,658
Amortization of intangibles	4,248	5,347
Amortization, other	2,186	4,110
Deferred income taxes	(11)	688
Stock-based compensation	16,896	1,666
Tax benefit related to stock options	—	458
Excess tax benefits from stock-based compensation	(341)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,586)	5,879
Inventories	(18,135)	(17,085)
Income tax receivable	(12,913)	—
Prepaid expenses and other current assets	(6,605)	(6,817)
Trade accounts payable	(237)	3,063
Accrued expenses	(4,142)	(1,606)
Accrued payroll and related expenses	247	1,852
Deferred revenues	43,346	23,607

Total adjustments	21,489	23,876

Net cash provided by operating activities — continuing operations	6,955	38,055
Net cash provided by operating activities — discontinued operations	12,966	10,136

Net cash provided by operating activities	19,921	48,191

Cash flows from investing activities:
Proceeds from sales and maturities of investments	383,480	104,821
Purchases of investments	(415,817)	(149,009)
Purchases of property and equipment	(16,093)	(16,204)
Purchase of technology	—	(4,000)
Change in other assets	1,690	(80)

Net cash used in investing activities — continuing operations	(46,740)	(64,472)
Net cash used in investing activities — discontinued operations	(98)	(104)

Net cash used in investing activities	(46,838)	(64,576)

Cash flows from financing activities:
Payments on notes payable and capital leases	(85)	(1,173)
Proceeds from issuance of common stock	3,904	3,309
Excess tax benefits from stock-based compensation	341	—

Net cash provided by financing activities	4,160	2,136

Effect of exchange rate changes on cash	284	(127)

Net change in cash and cash equivalents	(22,473)	(14,376)
Cash and cash equivalents at beginning of period	52,069	48,925

Cash and cash equivalents at end of period	29,596	34,549
Cash and cash equivalents of discontinued operations at end of period	—	396

Cash and cash equivalents at end of period	$29,596	$34,153

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
     We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005 are for the thirteen and twenty-six weeks ended June 30, 2006 and July 1, 2005, respectively.
     We conduct business in a number of foreign countries and are organized into four geographic territories. The four territories are: (1) North America, comprised of the United States and Canada, (2) “EMEA,” comprised of Europe, the Middle East and Africa, (3) “CALA,” comprised of the Caribbean and Latin America, including Mexico, and (4) Asia Pacific, comprised of Asia and the Pacific region, including China and India. Beginning in the third quarter of 2006, we have consolidated our EMEA operations and Asia Pacific operations to form a new region, “EAAA” representing Europe, Asia Pacific, Africa/Middle East, and Australia.
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
     The adoption of SFAS 123R had a material impact on our consolidated financial position and results of operations. For the three and six months ended June 30, 2006, we recorded stock-based compensation expense for continuing operations of $7.6 million and $16.9 million, respectively. The effect of stock-based compensation expense for the three and six months ended June 30, 2006 on certain of our statement of operations metrics was as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
	(Thousands, except per share amounts)
Decrease in:
Gross profit	$1,043	$2,277
Income from operations	7,615	16,896
Income from discontinued operations, net of taxes	252	628
Net income	5,056	11,215
Earnings per share:
Basic	$0.08	$0.17
Diluted	0.07	0.17
     For the three and six months ended June 30, 2005, we recognized $0.7 million and $1.7 million, respectively, of stock-based compensation expense under the intrinsic value method in accordance with APB 25. See Note 12 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had followed the fair value recognition method for our stock-based compensation.
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
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the derecognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact on our financial statements of adopting FIN 48.
Note 2 — Discontinued Operations
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

     As of June 30, 2006, IEX is classified as discontinued operations and its results of operations, financial position and cash flows are separately reported for all periods presented. Prior to our decision to sell IEX, the results of IEX’s operations were reported as the IEX Contact Center Group operating segment. Summarized financial information for IEX is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$22,751	$11,246	$36,113	$22,082
Income from discontinued operations before provision of income taxes	14,939	3,681	19,649	6,508
Provision for income taxes	5,317	1,373	7,074	2,427
Income from discontinued operations, net of taxes	9,622	2,308	12,575	4,081

	June 30,	December 31,
	2006	2005
Cash and cash equivalents	$—	$—
Accounts receivable, net	7,405	6,994
Inventories	606	835
Deferred income taxes	454	359
Prepaid expenses and other current assets	328	441
Property and equipment, net	317	320
Goodwill	9,698	9,698

Assets of discontinued operations	$18,808	$18,647

Trade accounts payable	$302	$880
Accrued expenses	257	2,689
Accrued payroll and related expenses	1,083	1,235
Deferred revenues	21,110	18,475

Liabilities of discontinued operations	$22,752	$23,279

     As more fully described in Note 11, in April 2006, IEX settled litigation with Blue Pumpkin Software, Inc. (“Blue Pumpkin”). Pursuant to the settlement agreement, each party granted to the other a release and cross-license of the patents asserted in the lawsuits. Blue Pumpkin made a balancing license payment to IEX in the amount of $8.25 million on April 7, 2006, and Blue Pumpkin is obligated to make six additional annual payments of $500,000 each to Tekelec beginning April 1, 2007 and ending April 1, 2012. Included in IEX’s operations for the three and six months ended June 30, 2006 is revenue and income of $8.25 million from this settlement. The remaining six annual installments of $500,000 have been assigned by IEX to Tekelec and will be recorded as income in future periods.
Note 3 — Minority Interest in Santera Systems Inc.
     On October 3, 2005, we completed the purchase of all of the shares of capital stock owned by the minority stockholders of Santera Systems Inc. (“Santera”). Prior to that date, the net income and losses of Santera were allocated between Tekelec and the minority stockholders based on their relative interests in the equity of Santera and the related liquidation preferences. This approach required net losses to be allocated first to the Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent net income was allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income was then allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and then to common stock in proportion to their relative ownership interests in the equity of Santera. The loss allocated to the minority interest of Santera for the three and six months ended June 30, 2005 was computed as follows (dollars in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Santera net loss	$4,619	$12,332
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%	62%

Minority interest losses	$2,864	$7,646

Note 4 — Restructuring and Other Costs
     Beginning in 2004 and continuing through 2006, we executed a series of strategic initiatives that we believe will (i) strengthen our competitive position; (ii) reduce our cost structure, improve our operating margins and our overall operating performance; and (iii) better integrate and align our operations. These initiatives include (i) a reduction in personnel employed primarily by or supporting our Switching Solutions Group in Plano, Texas (the “2006 Restructuring”), (ii) the relocation of our corporate headquarters to Morrisville, North Carolina and our Taqua facilities to Plano, Texas (the “Corporate Headquarters and Taqua Relocations”) and (iii) the implementation of a global strategic manufacturing plan (“the Manufacturing Restructuring”). These initiatives are collectively referred to hereafter as the “Restructurings.”
     2006 Restructuring
     On June 21, 2006, we committed to a restructuring plan as part of our ongoing efforts to align our cost structure with our business opportunities in certain business units and operating groups. The restructuring plan involved the termination of approximately 60 employees across our business units, customer service organization and operations group. The majority of the terminated employees worked directly for, or in support of, our Switching Solutions Group in Plano, Texas.
     We recorded pre-tax restructuring charges in the quarter ended June 30, 2006 of approximately $3.3 million related to employee severance arrangements entered into in connection with the 2006 Restructuring. All of such severance payments are expected to be paid within a one-year period commencing in the third quarter of 2006.
     The costs expected to be incurred and cumulative costs incurred related to the 2006 Restructuring are as follows (in thousands):

	Total Costs	Cumulative Costs
	Expected to be	Incurred through
	Incurred	June 30, 2006
Severance and other costs	$3,298	$3,298
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
     During 2004, we entered into a lease agreement for approximately 22,400 square feet of office space in Westlake Village, California through December 2014. During the second quarter of 2005, after being notified by the landlord for this building that it would be unable to deliver possession of the premises in accordance with the lease terms, we terminated the lease. The landlord disputes our right to terminate the lease. As a result of our decision to terminate the lease, we recorded a total charge of $319,000 for the year ended December 31, 2005 comprised of an $87,000 write-off of certain leasehold improvements, $113,000 representing the possible forfeiture of our deposits paid to the landlord and $119,000 of other costs associated with the disputed termination of the lease. In the second quarter of 2006, we recorded $200,000 in other costs related to a revision of our estimate of total costs to be incurred associated with this dispute.
     The costs expected to be incurred and cumulative costs incurred related to the Corporate Headquarters and Taqua Relocations are as follows (in thousands):

	Total Costs	Cumulative Costs
	Expected to be	Incurred through
	Incurred	June 30, 2006
Severance costs and retention bonuses	$4,842	$4,842
Employee relocation costs	265	265
Facility relocation costs	1,313	1,313
Other(1)	1,336	1,336

Total	$7,756	$7,756

(1)	Consists of costs related to the transition of our corporate headquarters including recruitment, signing bonuses and training costs related to the hiring of finance and administrative personnel in Morrisville as well as travel costs during the transition period. In addition, other costs include salary costs for duplicative employees during the transition of job responsibilities from employees located in Calabasas to the successor employees in Morrisville. These transition costs were expensed as incurred.
     Manufacturing Restructuring
     In January 2004, we announced the Manufacturing Restructuring, which included the outsourcing of the majority of our manufacturing operations and the relocation of our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. The Manufacturing Restructuring included the elimination of approximately 23 positions during 2004 and one position in 2005, resulting in restructuring costs such as employee severance and relocation costs. This cost reduction initiative resulted in cumulative restructuring charges of approximately $1.8 million through December 31, 2005. The Manufacturing Restructuring resulted in restructuring charges of $34,000 and $100,000 for the three and six months ended June 30, 2005, respectively. We did not incur any additional costs during the three and six months ended June 30, 2006 and do not expect to incur any additional costs related to the Manufacturing Restructuring in the future.
     The following table summarizes the restructuring and related expenses incurred in connection with the restructurings discussed above and the remaining obligations as of and for the six months ended June 30, 2006 (in thousands):

	Severance
	Costs and	Employee	Facility
	Retention	Relocation	Relocation
	Bonuses	Costs	Costs	Other(1)	Total
Restructuring obligations, December 31, 2005	$3,023	$155	$100	$—	$3,278
Restructuring and related expenses:
Corporate Headquarters and Taqua Relocations	(120)	—	200	41	121
2006 Restructuring	3,298	—	—	—	3,298

Total restructuring and related expenses	3,178)	—	200	41	3,419
Cash payments	(2,307)	(19)	—	(41)	(2,367)

Restructuring obligations, June 30, 2006	$3,894	$136	$300	$—	$4,330

(1)	Consists of costs related to the transition of our corporate headquarters including recruitment, signing bonuses and training costs related to the hiring of finance and administrative personnel in Morrisville as well as travel costs during the transition period. In addition, other costs include salary costs for duplicative employees during the transition of job responsibilities from employees located in Calabasas to the successor employees in Morrisville. These transition costs were expensed as incurred.
     Restructuring obligations are included in accrued expenses and accrued payroll and related expenses in the accompanying consolidated balance sheets. We anticipate settling our remaining obligations relating to the Restructurings during 2006 and 2007. However, this is based on our current best estimate, which could change materially if actual activity differs from what is currently expected. We will continue to review the status of our restructuring activities quarterly and, if appropriate, record changes in our restructuring obligations in current operations based on our most current estimates.
Note 5 — Gain (Loss) on Investments
     In August 2004, following the acquisition of Telica by Lucent Technologies Inc. (“Lucent”), we received freely tradable common stock of Lucent in exchange for our investment in Telica. In the six months ended June 30, 2006, we received an additional 642,610 shares of Lucent that were released from escrow, resulting in a $1.8 million gain upon distribution of these shares. As of June 30, 2006 we continue to hold these shares.
     In December 2004, following the acquisition of Spatial Communications Technologies (“Spatial”) by Alcatel, Santera exercised warrants convertible into 1,363,380 shares of freely tradable Alcatel shares valued at $14.91 per share. During the six months ended June 30, 2005, Santera sold 1,263,380 Alcatel shares for proceeds of $17.5 million resulting in a realized loss of $1.3 million.
     We may receive up to 185,513 additional shares of Alcatel held in escrow pending the resolution of any acquisition-related indemnification claims made by Alcatel against the former Spatial shareholders. We may recognize additional gains when and if these shares are released from escrow.

Note 6 — Financial Statement Details
     Accounts Receivable, net
     Accounts receivable, net consists of the following:

	June 30,	December 31,
	2006	2005
	(Thousands)
Trade accounts receivable	$135,008	$122,348
Less: Allowance for doubtful accounts and sales returns	6,418	6,559

	$128,590	$115,789

     Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2006	2005
	(Thousands)
Raw materials	$43,732	$32,729
Work in process	10,468	4,879
Finished goods	11,632	9,904

	$65,832	$47,512

Note 7 — Intangible Assets and Goodwill
     Intangible Assets
     Intangible assets as of June 30, 2006 and December 31, 2005, along with the weighted average useful lives as of June 30, 2006 are as follows:

	June 30,	December 31,
	2006	2005
	(Thousands)
Purchased technology	$58,630	$58,630
Customer relationships	3,428	3,428
Acquired backlog	1,613	1,613
Non-compete contracts	640	640
Service contracts	3,520	3,520

	67,831	67,831
Less: accumulated amortization	(14,865)	(10,617)

Total intangible assets	$52,966	$57,214

Weighted
Average Life
(in years)
Purchased technology	12.1
Customer relationships	9.6
Acquired backlog	1.5
Non-compete contracts	2.4
Service contracts	2.5
     The identifiable intangible assets are amortized over their estimated useful lives. The estimated future intangibles amortization expense as of June 30, 2006 is as follows:

For the Years Ending December 31,	(Thousands)
2006 (remaining six months)	$3,876
2007	5,979
2008	5,672
2009	5,534
2010	5,446
Thereafter	26,459

Total	$52,966

     Goodwill
     The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows (in thousands):

	Network	Switching	Communications
	Signaling	Solutions	Software
	Group	Group	Solutions Group	Total
Balance as of December 31, 2005	$3,361	$89,448	$23,515	$116,324
Purchase price adjustments relating to acquisitions(1)	—	(496)	—	(496)

Balance as of June 30, 2006	$3,361	$88,952	$23,515	$115,828

(1)	In January 2006, we reached an agreement to settle certain outstanding escrow claims with the former stockholders of VocalData, Inc. (“VocalData”). This agreement resulted in 29,686 shares of our common stock being released to us from escrow in satisfaction of a working capital adjustment claim. These shares were then immediately cancelled. The amount attributable to the shares has been calculated based upon the original fair market value of the shares assumed as part of the original purchase price allocation and is being treated as a reduction in the total consideration paid for VocalData, effectively reducing the amount of goodwill recognized as part of the acquisition.
     As required by SFAS 142, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of any events that may indicate impairment.
Note 8 — Financial Instruments
     We use derivative instruments, primarily foreign currency forward contracts, to manage our exposure to market risks such as foreign exchange risks. As we do not designate our foreign exchange forward contracts as accounting hedges, we adjust these instruments to fair value through operations. We do not hold or issue financial instruments for speculative or trading purposes.
     We monitor our exposure to foreign currency fluctuations on a monthly basis. We enter into multiple forward contracts throughout a given month to match and mitigate our changing exposure to foreign currency fluctuations. Our exposure to foreign currency fluctuations is principally due to receivables generated from sales denominated in foreign currencies. Our exposure fluctuates as we generate new sales in foreign currencies and as existing receivables related to sales in foreign currencies are collected. Our foreign currency forward contracts generally will have terms of only one month or less and typically end on the last fiscal day of any given month. We then immediately enter into new foreign currency forward contracts. As of June 30, 2006, we had three foreign currency contracts; one to sell approximately 14.8 million Euros, one to sell 4.2 million Brazilian Reais and one to sell 3.1 million New Zealand Dollars. As of December 31, 2005, we had four foreign currency contracts; one to sell 584,770 net Australian Dollars, a second to sell approximately 16,300,000 net Euros, a third to sell 15,528,000 Brazilian Reais and a fourth to sell 1,032,000 Canadian Dollars. For the three months ended June 30, 2006 and 2005, our (losses) gains from foreign currency forward contracts were $(1,150,000), and $917,000, respectively. For the six months ended June 30, 2006 and 2005, our (losses) gains from foreign currency forward contracts were $(2,307,000), and $1,790,000, respectively. These gains (losses) were generally offset by the remeasurement gain or loss on the underlying receivables. We plan to continue to use foreign currency forward contracts to manage foreign currency exchange risks in the future.
Note 9 — Income Taxes
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
     The income tax provision (benefit) on continuing operations for the three months ended June 30, 2006 and 2005 were approximately $3.7 million and ($5,000), respectively, and for the six months ended June 30, 2006 and 2005 were approximately $(7.7) million and $9.9 million, respectively. The Effective Rates on continuing operations for the three months ended June 30, 2006 and 2005 were 43% and 0.1%, respectively, and for the six months ended June 30, 2006 and 2005 were 35% and 60%, respectively.
     The Effective Rate for the six months ended June 30, 2006, excluding the impact of accounting for discontinued operations (net of tax), and certain tax contingency items treated as discrete in the second quarter of 2006, was 36%. This Effective Rate differs from the statutory rate of 35% primarily due to the effect of state income taxes, and does not include any benefit for research and development tax credits, which legislation expired effective December 31, 2005. The Effective Rate for the three months ended June 30, 2006 of 43% resulted primarily from (1) the cumulative effect of a change in the estimated Effective Rate of 37% in the first quarter of 2006 to 36% in the second quarter of 2006, and (2) the impact of accounting for discontinued operations (net of tax), and the aforementioned discrete item recognized in the second quarter of 2006. The Effective Rate for the three and six months ended June 30, 2005 reflects the effects of non-deductible acquisition-related costs such as acquired in-process research and development, the non-deductible losses of Santera and the impact of accounting discontinued operations (net of tax). Excluding the effects of these items, an Effective Rate of 35% was applied to income from operations for the three and six months ended June 30, 2005.
     We have net deferred tax assets of approximately $94.3 million as of June 30, 2006. As stated above, realization of these assets is dependent on our generation of future taxable income. Although realization is not assured, we believe that it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.
Note 10 — Lines of Credit, Notes Payable and Long-Term Convertible Debt
     As of June 30, 2006, we had a $30.0 million line of credit collateralized by a pledged investment account held with an intermediary financial institution. As of June 30, 2006 and December 31, 2005, there were no outstanding borrowings under this facility; however, at both June 30, 2006 and December 31, 2005, we had utilized approximately $200,000 of the facility to secure a letter of credit. This credit facility bears interest at, or in some cases below, the lender’s prime rate (8.25% at June 30, 2006), and expires on December 15, 2006, if not renewed. In the event that we borrow against this line, we will maintain collateral in the amount of the borrowing in the pledged investment account. The commitment fees paid on the unused line of credit are not significant. Under the terms of this credit facility, we are required to maintain certain financial covenants. As a result of our restatement of previously issued financial statements and our late filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, we breached certain terms and covenants of the credit facility. The lender granted us a waiver of certain of these breaches, which provided us, among other things, with an extension of time in which to comply with certain of the terms and covenants of the credit facility. Upon the filing of our Quarterly Report on Form 10-Q on July 12, 2006, we were in compliance with the terms and covenants of the credit facility.
     As of June 30, 2006, we have $125 million outstanding of our 2.25% Senior Subordinated Convertible Notes due 2008 (the “Notes”). The Notes mature on June 15, 2008, and are convertible prior to the close of business on their maturity date into shares of our common stock at a conversion rate of 50.8906 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The Notes carry a cash interest (coupon) rate of 2.25%, payable on June 15 and December 15 of each year, commencing on December 15, 2003. Interest expense, including amounts relating to the amortization of related deferred financing costs, was approximately $700,000 for both the three months ended June 30, 2006 and 2005 and approximately $1.4 million for both the six months ended June 30, 2006 and 2005.
     The Notes carry no financial covenants, no restrictions on the paying of dividends and no restrictions concerning additional indebtedness. However, the Notes do subject us to certain non-financial covenants. Under Section 7.04 of the Indenture governing the Notes, we are obligated to provide the Trustee, Deutsche Bank Trust Company Americas, such information, documents and reports as are required to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, within 15 days after the same are required to be filed with the SEC. Due to our delayed filing of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “Q1 2006 10-Q”) with the SEC, we did not provide a copy of either the 2005 Form 10-K or the Q1 2006 10-Q to the Trustee within the required 15-day period, which, in each case, resulted in a default under the Indenture. Our filing of the 2005 Form 10-K with the SEC on May 30, 2006 and our filing of the Q1 2006 10-Q with the SEC on July 12, 2006, and our delivery of a copy of these reports to the Trustee on May 30, 2006 and July 12, 2006, respectively, cured these defaults under the Indenture.
     The Indenture also provides that if our common stock ceases to be listed on the Nasdaq National Market or its equivalent (the

“Nasdaq”), any holder of Notes may require us to redeem the holder’s Notes in accordance with the terms of the Indenture. Prior to the filing with the SEC of the 2005 Form 10-K and the Q1 2006 10-Q, we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14); however, The Nasdaq Stock Market continued the listing of our common stock on the Nasdaq, subject to the condition that we file with the SEC, on or before July 17, 2006, the 2005 Form 10-K, the Q1 2006 10-Q and all required restatements relating to our 2006 restatement, which filings were all made with the SEC prior to July 17, 2006. On July 20, 2006, we received a letter from The Nasdaq Stock Market confirming that we are now in compliance with the Nasdaq listing standards and that our common stock will continue to be listed on the Nasdaq.
Note 11 — Commitments and Contingencies
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
     The Court has not yet issued a final ruling on our motions to dismiss. A hearing on the motions was held on April 26, 2006, and the Magistrate Judge submitted a Memorandum to the District Court on May 26, 2006, recommending that the Court dismiss Bouygues’ promissory estoppel and alter ego claims. The Magistrate Judge recommended against dismissing the other claims, including the tort claims. We submitted a written objection to the Magistrate Judge’s proposed findings and recommendations on June 15, 2006, and Bouygues responded to our objection on July 3, 2006. We filed a reply on July 13, 2006, and Bouygues filed a motion to strike our reply on July 14, 2006. The Court has not yet ruled on the motion to strike.
The parties participated in a mediation on May 31, 2006, but did not resolve the litigation at that time.
     Both parties began conducting depositions in early June. The Court set an August 1, 2006 cut-off date for fact discovery, but on July 27, 2006, the parties filed a motion to modify the Court’s case management order by extending the time for responses to outstanding written discovery until August 24, 2006, and extending the deadline for expert reports from August 2, 2006 to August 11, 2006. On July 31, 2006, we filed a motion to extend the discovery schedule and specifically requesting that the Court extend the fact discovery period by four months.
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
Note 12 — Stock-Based Compensation
Overview of Stock-Based Compensation Plans
     As of June 30, 2006, excluding our employee stock purchase plan, we have five stock-based employee compensation plans with a maximum term of ten years (the “Plans”). Under the Plans there are approximately 36.6 million shares of our common stock authorized for issuance of which approximately 2.9 million are available for issuance as of June 30, 2006. The terms of options granted under the Plans are determined at the time of grant, the options generally vest ratably over one- to four-year periods, and the option price may not be less than the fair market value per share on the date of grant. Incentive stock options, nonstatutory stock options, restricted stock and restricted stock units can be issued under the Plans.
     We also sponsor an employee stock purchase plan. The Amended and Restated Tekelec 2005 Employee Stock Purchase Plan (the “2005 ESPP”), under which one million shares of our common stock have been authorized for issuance, was approved by our shareholders in May 2005. The 2005 ESPP provides for an automatic annual increase in the number of shares authorized and reserved for issuance thereunder on each August 1 during its ten-year term. Each such increase is equal to the lesser of (a) 500,000 shares, (b) a number of shares equal to 1% of the number of outstanding shares of our common stock as of the date of the increase and (c) an amount determined by our Board of Directors. Under the 2005 ESPP as originally approved by the shareholders in May 2005, eligible employees could authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock at 85% of the lower of the market price per share at (i) the beginning of the 24-month offering period or (ii) the end of each six-month purchase period within the 24-month offering period. On June 26, 2006, the Company’s Board of Directors amended and restated the 2005 ESPP to (i) eliminate the 24-month offering periods and instead provide for consecutive six-month offering periods commencing with the offering period starting on August 1, 2006, (ii) provide that the offering period that commenced February 1, 2006 would terminate on July 31, 2006 and (iii) reduce the required 90-day holding period of shares acquired under such plan to 30 days. The 2005 ESPP replaces the Employee Stock Purchase Plan that was adopted in 1996 (the “1996 ESPP”). The 1996 ESPP was terminated on July 1, 2005.
     Upon the exercise of stock options, the exercise of the right to purchase shares under our employee stock purchase plan or vesting of restricted stock units, we issue new shares of our common stock. Currently, we do not anticipate repurchasing shares to provide a source of shares for our awards of stock-based compensation.
Application of the Fair Value Method to Stock-Based Compensation
     Effective January 1, 2006, we account for our employee stock-based compensation plans using the fair value method, as prescribed by SFAS 123R. Accordingly, we estimate the grant date fair value of our stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. To estimate the fair value of our stock option awards and employee stock purchase plan shares we currently use the Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models available today, including future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by our employees may vary significantly from the amounts expensed in our financial statements. For restricted stock or restricted stock unit awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize this fair value to compensation expense over the requisite service period or vesting term.
     SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three and six months ended June 30, 2006 such that expense was recorded only for those stock-based awards that are expected to vest.
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
     Total stock-based compensation recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2006 is as follows (in thousands):

	Option Grants
	and Stock
	Purchase	Restricted
Income Statement Classifications	Rights	Stock and RSUs	Total
Three months ended June 30, 2006:
Cost of goods sold	$1,043	$—	$1,043
Research and development	3,314	—	3,314
Sales and marketing	1,642	—	1,642
General and administrative	1,191	425	1,616

Total continuing operations	7,190	425	7,615
Discontinued operations	400	—	400

Total	$7,590	$425	$8,015

	Option Grants
	and Stock
	Purchase	Restricted
Income Statement Classifications	Rights	Stock and RSUs	Total
Six months ended June 30, 2006:
Cost of goods sold	$2,277	$—	$2,277
Research and development	7,188	—	7,188
Sales and marketing	3,562	—	3,562
General and administrative	3,099	770	3,869

Total continuing operations	16,126	770	16,896
Discontinued operations	997	—	997

Total	$17,123	$770	$17,893

     Total stock-based compensation recognized in accordance with APB 25 in our consolidated statements of operations for the three and six months ended June 30, 2005 is as follows (in thousands):

	Option Grants
	and Stock
	Purchase	Restricted
Income Statement Classifications	Rights	Stock and RSUs	Total
Three months ended June 30, 2005:
Cost of goods sold	$65	$—	$65
Research and development	57	—	57
Sales and marketing	—	—	—
General and administrative	139	467	606

Total	$261	$467	$728

Six months ended June 30, 2005:
Cost of goods sold	$68	$—	$68
Research and development	220	—	220
Sales and marketing	—	—	—
General and administrative	408	970	1,378

Total	$696	$970	$1,666

     The following is a reconciliation of our earnings as previously reported to the earnings that we would have reported for the three and six months ended June 30, 2005 if we had previously followed the fair value recognition method in accounting for our stock-based compensation arrangements (in thousands, except per share data):

	Three	Six
	Months	Months
	Ended	Ended
	June 30, 2005

Stock-based compensation, net of tax:
As reported	$473	$1,083
Additional stock-based compensation expense determined under the fair value method	4,480	9,160

Pro forma	$4,593	$10,243

Net income:
As reported	$785	$18,260
Less: additional stock-based compensation expense determined under the fair value method, net of tax	(4,480)	(9,160)

Pro forma	$(3,695)	$9,100

Earnings per share-basic:
As reported	$0.01	$0.28

	Three	Six
	Months	Months
	Ended	Ended
	June 30, 2005
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.07)	(0.14)

Pro forma	$(0.06)	$0.14

Earnings per share-diluted:
As reported	$0.01	$0.27
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.07)	(0.13)

Pro forma	$(0.06)	$0.14

Weighted average number of shares outstanding:
Basic	65,723	65,660
Diluted	65,723	67,142
     The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was approximately $2.6 million and $254,000 for the three months ended June 30, 2006 and 2005, respectively, and was approximately $5.7 million and $583,000 for the six months ended June 30, 2006 and 2005, respectively. No compensation cost was capitalized as part of inventory or fixed assets during the three and six months ended June 30, 2006 or 2005.
     There was no cash received from the exercise of awards under all share-based payment arrangements including our employee stock purchase plans for the three months ended June 30, 2006. For the three months ended June 30, 2005 cash received from the exercise of awards under all share-based payment arrangements including our employee stock purchase plans was approximately $0.9 million. For the six months ended June 30, 2006 and 2005 cash received from the exercise of awards under all share-based payment arrangements including our employee stock purchase plans was approximately $3.9 million and $3.3 million, respectively. As no options were exercised during the three months ended June 30, 2006 there was no associated tax benefit realized. The actual tax benefit realized for the tax deduction from the exercise of options under the share-based payment arrangements totaled $0.3 million for the three months ended June 30, 2005, and $0.7 million and $0.5 million, respectively, for the six months ended June 30, 2006 and 2005.
     As of June 30, 2006, there was approximately $53.6 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to our non-vested share-based payment arrangements (i.e., stock options, RSUs, ESPP shares, etc.). Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. This cost is expected to be recognized over a weighted-average period of approximately 1.81 years.
Determination of and Assumptions Used in Option-Pricing Model
     To determine the grant date fair value of our stock option awards and rights of purchase under our employee stock purchase plan we currently use the Black-Scholes option-pricing model. The use of this model requires us to make a number of subjective assumptions. The following addresses each of these assumptions and describes our methodology for determining each assumption:
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
     As discussed below, in connection with our 2006 restatement of certain of our prior period financial statements, we initiated a “blackout” period under our equity compensation plans on February 16, 2006, which was still in effect as of June 30, 2006. As a result, there were no option grants during the six months ended June 30, 2006. The weighted average assumptions used to value option grants for the three and six months ended June 30, 2005 were as follows:

	Three	Six
	Months	Months
	Ended	Ended
	June 30, 2005

Expected term (in years)	3.3	3.3
Expected volatility	60.0%	60.0%
Risk free interest rate	3.8%	3.8%
Expected dividend yield	0%	0%
     The assumptions used to value purchase rights granted under our employee stock purchase plan for the six months ended June 30, 2006 and 2005 are as follows:

	2006	2005
Expected term (in years)	0.5 — 2.0	0.5
Expected volatility	39.0%	60.0%
Risk free interest rate	4.0 — 4.6%	3.6%
Expected dividend yield	0%	0%
Stock-based Compensation Activity
     The following table sets forth the summary of option activity under our Plans for the six months ended June 30, 2006 (shares and dollars in thousands):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
		per	Life	Intrinsic
	Shares	Share	(in years)	Value
Outstanding at December 31, 2005	23,163	$17.17
Options exercised	(217)	$9.22
Options cancelled/forfeited/expired	(2,044)	$19.54

Outstanding at June 30, 2006	20,902	$17.02	4.0	$11,962

Vested and expected to vest at June 30, 2006(1)	20,209	$17.03	4.0	$11,878

Exercisable at June 30, 2006	14,731	$17.34	3.5	$10,301

(1)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the aggregate difference between the closing sales price of our common stock on June 30, 2006 of $12.35 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on June 30, 2006. The total intrinsic value of options exercised in both the three and six months ended June 30, 2006 was $1.2 million. The weighted average grant date fair value of options granted in the three and six months ended June 30, 2005 was $6.34 and $6.74 per option, respectively. No options were granted in the six months ended June 30, 2006.

     As of June 30, 2006, there was $46.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.8 years. Our current practice is to issue new shares to satisfy option exercises.
     On February 16, 2006, in connection with our restatement of certain prior period financial statements, we initiated a “blackout” period, whereby we prohibited our option holders from exercising their stock options. In response to this blackout, we modified certain employee stock option awards in order to provide option holders with an opportunity to exercise or realize the benefit of their fully vested awards that, as a result of the blackout, were expected to contractually expire unexercised. In total, stock option awards held by 43 current or former employees to purchase in aggregate 282,074 shares of our common stock were modified. Stock option awards to purchase 56,755 of such shares of our common stock were modified to provide for a cash payment based upon the intrinsic value of the awards calculated using an average fair market value of our common stock for a ten-day period beginning immediately following the end of the blackout period. Stock option awards to purchase 225,319 of such shares of our common stock, including awards to purchase 146,875 shares of our common stock held by our former Chief Executive Officer, were modified to extend the contractual life of the awards outside of the expected end of the blackout period. Due to these modifications, we incurred approximately $217,000 of incremental compensation expense in March 2006, of which $169,000 related to awards to be settled in cash and the remaining $48,000 related to awards in which the contractual life was extended. We have recorded a liability in the amount of $239,000, which is included within accrued expenses, for the estimated cash payment for those awards modified for cash settlement.
     The following table summarizes information about stock options outstanding at June 30, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
	Number			Number
	Outstanding	Wgtd. Avg.		Exercisable
	as of	Remaining	Wgtd. Avg.	as of	Wgtd. Avg.
	June 30,	Contractual	Exercise	June 30,	Exercise
Range of Exercise Price	2006	Life (in years)	Price	2006	Price
$0.01 to 2.50	39	0.10	$2.38	39	$2.38
2.51 to 5.00	279	2.70	3.86	255	3.93
5.01 to 7.50	108	3.31	7.00	108	7.00
7.51 to 10.00	2,140	3.44	8.75	1,766	8.78
10.01 to 12.50	726	3.72	11.09	702	11.09
12.51 to 15.00	3,558	3.58	13.21	2,387	13.25
15.01 to 17.50	3,460	4.37	16.94	1,538	16.85
17.51 to 20.00	6,908	4.52	18.62	4,303	18.82
20.01 to 22.50	806	1.99	20.86	786	20.87
22.51 to 2,739.21	2,878	4.14	26.44	2,847	26.46

Total	20,902	4.01	$17.02	14,731	$17.34

     The following table sets forth a summary of RSU activity under our Plans for the six months ended June 30, 2006 (shares in thousands):

		Weighted Average
	Shares	Grant Date Fair Value
As of December 31, 2005	359	$16.39
Awarded	—	—
Released	—	—
Forfeited	—	—

As of June 30, 2006	359	$16.39

     As of June 30, 2006, there was $3.9 million of unrecognized compensation cost related to unvested restricted stock and RSU awards, which is expected to be recognized over a weighted average period of 3.0 years.
     The following table sets forth a summary of employee withholding and purchase activity related to our employee stock purchase plan for the six months ended June 30, 2006:

Dollar Value in
Thousands
As of December 31, 2005	$1,764
Employee withholdings net of employee withdrawals or forfeitures	1,771
Employee purchases of common stock	(1,907)

As of June 30, 2006	$1,628

     Based upon 85% of the lower of the market price per share at the beginning of the current offering period of $15.67 on February 1, 2006 and our stock price as of June 30, 2006 of $12.35, approximately 155,000 shares could be purchased based upon employee withholdings as of June 30, 2006. As of June 30, 2006, there was $3.3 million of unrecognized compensation cost related to our employee stock purchase plan. As discussed above, on June 26, 2006, the Company’s Board of Directors amended and restated the 2005 ESPP to (i) eliminate the 24-month offering periods and instead provide for consecutive six-month offering periods commencing with the offering period starting on August 1, 2006 and (ii) provide that the current offering period that commenced February 1, 2006 will terminate on July 31, 2006. This amendment is treated as a modification of the original award under SFAS 123R and as a result, any unrecognized compensation cost as of July 31, 2006 will be charged to expense ratably over the term of the next six-month offering period (which runs from August 1, 2006 through January 31, 2007). The ultimate number of shares to be purchased and the expense to be recognized under our employee stock purchase plan will vary based upon, among other factors, fluctuations in the fair market value of our common stock and employee participation levels.
Note 13 — Operating Segment Information
     We are organized into three major operating groups: the Network Signaling Group, the Switching Solutions Group, and the Communications Software Solutions Group. As discussed in Note 2, we sold our IEX Contact Center Group on July 6, 2006. Prior to our decision in the second quarter of 2006 to sell our IEX Contact Center Group, this business unit was treated as a separate reportable operating segment. Prior period segment information below has been adjusted to conform to our current organization.
     Network Signaling Group. Our Network Signaling Group products help direct and control voice and data communications. They enable carriers to establish, control and terminate calls. They also enable carriers to offer intelligent services, which include any services other than the call or data transmission itself. Examples of such services include products such as voice messaging, text messaging, toll free calls (e.g., “800” calls), prepaid calling cards, and number portability.
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
Our operating segments and geographical information are as follows (in thousands):

	Revenues		Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Network Signaling Group	$96,796	$73,130	$152,034	$167,078
Switching Solutions Group	30,770	32,461	60,022	60,516
Communications Software Solutions Group	22,791	6,576	32,468	12,954
Intercompany Eliminations	(489)	(685)	(552)	(1,039)

Total net revenues	$149,868	$111,482	$243,972	$239,509

	Income (Loss) from		Income (Loss) from
	Operations		Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Network Signaling Group	$44,972	$30,036	$50,432	$81,706
Switching Solutions Group	(18,940)	(11,575)	(36,462)	(23,745)
Communications Software Solutions Group	3,579	(5,843)	(506)	(9,600)
General Corporate(1)	(22,177)	(17,530)	(38,897)	(30,939)

Total income (loss) from operations (2)	$7,434	$(4,912)	$(25,433)	$17,422

(1)	General Corporate includes acquisition-related charges and amortization of $2,124 and $2,379 for the three months ended June 30, 2006 and 2005, respectively, and $4,248 and $5,346 for the six months ended June 30, 2006 and 2005, respectively, as well as other corporate expenses not specifically allocated to operating segments or specifically used by operating segment management to evaluate segment performance.

(2)	Income (loss) from operations for the three and six months ended June 30, 2006 have been reduced by $7.6 million and $16.9 million of stock compensation as the result of the adoption of SFAS 123R. The following table reflects the stock compensation included above (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Network Signaling Group	$2,022	$—	$4,993	$—
Switching Solutions Group	3,440	198	7,293	691
Communications Software Solutions Group	696	457	1,446	885
General Corporate	1,457	73	3,164	90

Total stock-based compensation	$7,615	$728	$16,896	$1,666

Enterprise-Wide Disclosures
The following table sets forth, for the periods indicated, revenues from external customers by principal product line (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Network Signaling Group	$96,796	$73,130	$152,034	$167,078
Switching Solutions Group	30,770	32,461	60,022	60,516
Communications Software Solutions Group	22,302	5,891	31,916	11,915

Total net revenues	$149,868	$111,482	$243,972	$239,509

The following table sets forth, for the periods indicated, revenues from external customers by geographic territory (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
North America (1)	$100,754	$81,562	$180,189	$190,614
Europe Middle East and Africa	19,462	15,439	25,568	23,749
Caribbean and Latin America	23,921	8,169	31,747	11,914
Asia Pacific	5,731	6,312	6,468	13,232

Total	$149,868	$111,482	$243,972	$239,509

(1)	North America includes revenues in the United States of $95,134 and $70,819 for the three months ended June 30, 2006 and 2005, respectively, and $169,298 and $178,327 for the six months ended June 30, 2006 and 2005, respectively.
     The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment, investment in a privately held company and other tangible assets by geographic area (in thousands):

	June 30,	December 31,
	2006	2005
United States	$52,979	$50,191
Other	3,573	3,652

Total	$56,552	$53,843

     Sales to Alcatel accounted for 13% and 25% of our revenues for the three months ended June 30, 2006 and 2005, respectively, and were made by our Switching Solutions Group. Sales to Alcatel accounted for 14% and 17% of our revenues for the six months ended June 30, 2006 and 2005, respectively, and were made by our Switching Solutions Group.
     For the three and six months ended June 30, 2006, sales to the combined company formed by the merger of AT&T Wireless and Cingular accounted for 12% and 11% of our revenues, respectively, and included sales from our Network Signaling Group and Communications Software Solutions Group. For the six months ended June 30, 2005, sales to this company accounted for 27% of our revenues and consisted of sales from our Network Signaling Group.
Note 14 — Earnings Per Share — Continuing Operations
     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) from continuing operations per share computations for the three and six months ended June 30, 2006 and 2005:

	Net Income
	(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Thousands, except per share data)
For the Three Months Ended June 30, 2006:
Basic earnings from continuing operations per share	$4,928	66,933	$0.07
Effect of dilutive securities	—	1,269
Effect of “if-converted” method applied to Convertible Notes	—	—

Diluted earnings from continuing operations per share	$4,928	68,202	$0.07

For the Three Months Ended June 30, 2005:
Basic loss from continuing operations per share	$(1,523)	65,723	$(0.02)
Effect of dilutive securities	—	—
Effect of “if-converted” method applied to Convertible Notes	—	—

Diluted loss from continuing operations per share	$(1,523)	65,723	$(0.02)

For the Six Months Ended June 30, 2006:
Basic loss from continuing operations per share	$(14,534)	66,883	$(0.22)
Effect of dilutive securities	—	—
Effect of “if-converted” method applied to Convertible Notes	—	—

Diluted loss from continuing operations per share	$(14,534)	66,883	$(0.22)

For the Six Months Ended June 30, 2005:
Basic earnings from continuing operations per share	$14,179	65,660	$0.22
Effect of dilutive securities	—	1,992
Effect of “if-converted” method applied to Convertible Notes	1,162	6,361

Diluted earnings from continuing operations per share	$15,341	74,013	$0.21

     The computation of diluted earnings (loss) from continuing operations per share excludes unexercised stock options and warrants and potential shares issuable upon conversion of our senior subordinated convertible notes that are anti-dilutive. The following common stock equivalents were excluded from the earnings (loss) from continuing operations per share computation, as their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Thousands)		(Thousands)
Weighted average stock options excluded due to the exercise price exceeding the average fair value of our common stock during the period	17,464	15,581	17,749	13,792

Weighted average stock options, restricted stock units and restricted stock, calculated using the treasury stock method, that were excluded due to the reporting of a net loss for the period	—	1,535	1,336	—
Shares issuable upon conversion of our long-term convertible debt	6,361	6,361	6,361	—

Total common stock equivalents excluded from diluted net income (loss) per share computation	23,825	23,477	25,446	13,792

     There were no transactions subsequent to June 30, 2006, which, had they occurred prior to July 1, 2006, would have changed materially the number of shares in the basic or diluted earnings (loss) from continuing operations per share computations.

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
Overview of Our Business and Products
     We are a developer of signaling and switching telecommunications products and services, network performance management technology, business intelligence and value-added applications. Our products and services are widely deployed in traditional and next-generation wireline and wireless networks worldwide. We are principally engaged in the design, development, manufacture, marketing, sales and support of our telecommunications products and services. Our revenues are primarily derived from the sale of telecommunications equipment and software, and related professional services, such as installation and training services, and related customer support services, including customer extended warranty service contracts. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer’s credit standing and our history with the customer.
     Our corporate headquarters are located in Morrisville, North Carolina with research and development facilities and sales offices throughout the world. We generate revenues from our products and services in four geographic regions: North America; Europe, the Middle East and Africa; the Caribbean and Latin America, including Mexico; and Asia and the Pacific region, including China and India.
     We are organized into three major operating groups: the Network Signaling Group, the Switching Solutions Group and the Communications Software Solutions Group.
     Network Signaling Group, or NSG. Our Network Signaling Group products help direct and control voice and data communications. They enable carriers to establish, control and terminate calls. They also enable carriers to offer intelligent services, which include any services other than the call or data transmission itself. Examples of such services include products such as voice messaging, toll free calls (e.g., “800” calls), prepaid calling cards, text messaging and number portability (i.e., the ability of a subscriber to take a phone number to another carrier).
     Switching Solutions Group, or SSG. The switching portion of a network carries and routes the actual voice or data comprising a “call.” Our Switching Solutions Group is focused primarily on creating and enhancing next-generation voice switching products and services for both traditional circuit-based applications and newer packet-based applications. In a traditional circuit-based application, electronic signals carrying a voice message traverse the network following a dedicated path, or circuit, from one user to the other. Packet-based switching, however, breaks down the voice message into packets. These packets then individually traverse the network, often taking separate paths, and are then reassembled on the other side of the network prior to delivery to the recipient. Packet-based switching may utilize one of many protocols, the most common of which are Asynchronous Transfer Mode (“ATM”) and Internet Protocol (“IP”). Voice transported using the IP is often referred to as Voice over IP (“VoIP”). We offer switching products and services that allow network service providers to migrate their network infrastructure from circuit-based technology to packet-based technology. In addition, we offer a suite of professional services that includes network design and capacity planning, as well as installation and cutover services.
     Communications Software Solutions Group, or CSSG. Our Communications Software Solutions Group is focused on providing network-related intelligence products and services to telecommunications operators. These products and services enable operators to monitor their service and network performance by accessing and analyzing critical business data such as call volumes, subscriber behavior and traffic types and volumes. As part of our communications software portfolio, we offer call management, revenue assurance, monitoring, network optimization, quality of service and marketing intelligence applications. In addition, as more network providers transition from circuit to packet technology, we offer products and services that enable operators to monitor their service and network performance during the transition, helping to speed up the implementation of packet networks, while lowering their risks associated with the transition.
Discontinued Operations
     On April 27, 2006, we entered into a Stock Purchase Agreement (the “Agreement”) pursuant to which we agreed to sell to NICE-Systems Ltd. (or its subsidiary) all of the outstanding shares of capital stock (the “IEX Shares”) of IEX Corporation, our then wholly owned subsidiary (“IEX”). The sale price for the IEX Shares was $200 million in cash, subject to a post-closing adjustment based on the working capital of IEX as of the closing date. The closing of the sale of the IEX Shares occurred on July 6, 2006.
     Prior to the sale, our IEX Contact Center Group provided workforce management and intelligent call routing systems for single- and multiple-site contact centers. We sold our products primarily to customers in industries with significant contact center operations such as financial services, telecommunications and retail. Prior to our decision to sell IEX, the results of IEX’s operations were reported as the IEX Contact Center Group operating segment.
     As of June 30, 2006, IEX is classified as discontinued operations and its results of operations, financial position and cash flows are separately reported for all periods presented. Summarized financial information for IEX is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$22,751	$11,246	$36,113	$22,082
Income from discontinued operations before provision of income taxes	14,939	3,681	19,649	6,508
Provision for income taxes	5,317	1,373	7,074	2,427
Income from discontinued operations, net of taxes	9,622	2,308	12,575	4,081
     As more fully described in Note 11 to the accompanying unaudited condensed consolidated financial statements, in April 2006 IEX settled litigation with Blue Pumpkin Software, Inc. (“Blue Pumpkin”). Pursuant to the settlement agreement, each party granted to the other a release and cross-license of the patents asserted in the lawsuits. Blue Pumpkin made a balancing license payment to IEX in the amount of $8.25 million on April 7, 2006, and Blue Pumpkin is obligated to make six additional annual payments of $500,000 each to Tekelec beginning April 1, 2007 and ending April 1, 2012. Included in IEX’s operations for the three and six months ended June 30, 2006 is revenue and income of $8.25 million from this settlement. The remaining six annual installments of $500,000 have been assigned by IEX to Tekelec and will be recorded as income in future periods.
Internal Controls and Corporate Governance
     As discussed further in Item 4 of Part I of this Quarterly Report on Form 10-Q, in the course of our testing of our internal control over financial reporting as of December 31, 2005, we determined that one material weakness, as defined in the professional accounting literature, in our internal control over financial reporting existed as of December 31, 2005. This material weakness relates to the lack of effective controls over the establishment, review and evaluation of the adequacy of our accounting policies and procedures related to revenue recognition, particularly Statement of Position 97-2 “Software Revenue Recognition” and related interpretations thereof. As discussed further in Item 4, we believe the relocation of our corporate headquarters and accompanying transition to a new finance and accounting team during 2005, among other factors, significantly improved our internal control over financial reporting. Further, during the second quarter we initiated additional remedial actions, including:
•	improved the quantity and quality of the staffing within our newly formed centralized revenue group;

•	implemented new controls to ensure all products have been shipped under a given customer arrangement;

•	instituted processes and additional review procedures to help ensure the proper recognition of revenue based on a comparison of forecasted revenue against actual revenues; and

•	implemented a new quarterly certification process in which all sales personnel certify that all terms in a customer arrangement have been provided to the appropriate personnel in accounting for consideration.
     While the material weakness discussed above has not been remediated as of June 30, 2006, we believe we have made progress towards remediating this material weakness.
     Notwithstanding the material weakness noted above, we consider our internal control over financial reporting a high priority. We continually review all aspects of and make improvements in our internal control over financial reporting. Our management is committed to ensuring that our internal control over financial reporting is complete, effective and appropriately documented. In the course of our ongoing evaluation of our internal control, we seek to identify data errors or control problems and to confirm that the appropriate corrective actions, including process improvements, are being taken. We also seek to deal with any control matters in such evaluation, and when a problem is identified, we consider what revision, improvement or correction to make in accordance with our ongoing procedures. Our continuing objective is to maintain our internal control over financial reporting as a set of dynamic systems that change (including improvements and corrections) as conditions warrant.
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
Operating Environment and Key Factors Impacting our 2006 Results
     Currently, virtually all networks that carry both voice and data communications are primarily based on traditional circuit switching technology, while newer data-only networks rely predominantly on packet switching technology. Networks using packet switching technology are inherently more efficient and cost effective than circuit-based networks resulting in a per-transmission-minute cost savings of up to 25% — 50% by analyst’s estimates. We believe the telecommunications industry is in the early stages of a multi-year migration to an IP Multimedia Subsystem (“IMS”) core network architecture. IMS is a packet-based core network architecture that will provide operators with increased flexibility and efficiencies. Fixed and mobile voice service providers are currently experiencing a commoditization of their voice services, which has resulted from increased competition. The deployment of IMS offers fixed and mobile service providers an opportunity to offset declining revenues from their traditional voice services by offering consumers expanded multimedia services such as video, chat and online gaming. We also expect that IMS may facilitate fixed-mobile convergence, or FMC. FMC is the integration of wireline and wireless networks and services to provide the end user a seamless communications service experience for voice and data.
     Our products and services provide our customers with what we believe to be key components to successfully migrate to IMS. We believe the migration to IMS by our customers will be gradual, reflecting their desire to determine how best to leverage their existing network infrastructure in a next-generation network environment. However, we view this migration to be essential to their future growth and profitability, and as a result, their rate of migration could be at a higher accelerated rate than we currently anticipate. We believe that in 2005 and the first half of 2006, our customers were still in the early stages of this migration and their capital spending was indicative of this stage of the migration. We believe that as the core technologies underlying IMS mature and as our customers increasingly commit to a migration strategy, sales of our products and services for deployment in next-generation networks may grow. We believe our expertise in call signaling, coupled with our increasing abilities to provide our customers expanded products and services designed for a next-generation network environment, positions us well to pursue the opportunities that the migration to IMS presents.
Summary of Our Operating Results for the Three and Six Months Ended June 30, 2006 and 2005 and Certain Key Financial Metrics
     The following is a brief summary of our performance relative to certain key financial metrics for our continuing operations (i.e., excluding IEX) as of and for the three and six months ended June 30, 2006 compared to the comparable periods in 2005 (in thousands, except earnings (loss) per share and days sales outstanding, or DSO):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Statement of operations metrics:
Revenues	$149,868	$111,482	$243,972	$239,509
Operating income (loss)	7,434	(4,912)	(25,433)	17,422
Diluted earnings (loss) per share	0.07	(0.02)	(0.22)	0.21
Cash flows from operations	(5,683)	15,662	6,955	38,055

	As of
	June 30, 2006	December 31, 2005
Balance sheet metrics:
Cash, cash equivalents and short-term investments	$237,188	$226,329
Accounts receivable, net	128,590	115,789
Deferred revenue	257,078	213,495
Working capital	218,688	189,105
Shareholders’ equity	373,066	353,160
Days sales outstanding	77 days	75 days
     Revenues increased by 34% to $149.9 million in the second quarter of 2006 from $111.5 million in the second quarter of 2005, while year-to-date revenues increased slightly to $244.0 million for the six months ended June 30, 2006 compared to $239.5 million for the comparable period in 2005. The growth in quarterly revenues was due to significant increases in revenues from our NSG and CSSG business units driven by our success in expanding in foreign markets, particularly in the Caribbean and Latin America, including Mexico, or “CALA” region, and our focus on completing orders previously partially shipped. As we do not recognize revenue until all of the products are shipped complete and in those cases where the services are essential to the functionality of the product, our revenues may vary significantly from period to period as a result of our inability to ship an order in its entirety within the same period.
     Operating income (loss) improved from an operating loss in the second quarter of 2005 of $4.9 million to operating income of $7.4 million in the second quarter of 2006. The improvement was due primarily to an increase in revenues in the second quarter of 2006 from the second quarter of 2005 partially offset by additional stock-based compensation expense of $6.9 million recorded in the second quarter of 2006 due to our adoption of SFAS 123R on January 1, 2006 and higher operating expenses. For the six months ended June 30, 2006 we incurred an operating loss of $25.4 million, which represents a 246% decrease from operating income of $17.4 million for the comparable period in 2005. The decrease is due to (i) a reduction in our gross profit margin, principally due to lower margins from revenues from our Switching Solutions Group products, particularly from sales to Alcatel and a decline in revenues from our higher margin Network Signaling products, (ii) the inclusion of additional stock-based compensation expense of $15.2 million due to our adoption of SFAS 123R and (iii) increases in our operating expenses, particularly in spending on research and development.
     Our Diluted Earnings per Share from continuing operations for the second quarter of 2006 was also positively impacted by the year-over-year increase in revenues, increasing from a diluted loss per share of $0.02 in the second quarter of 2005 to diluted earnings per share of $0.07 in the second quarter of 2006. Our year-to-date diluted earnings per share was negatively impacted by the previously discussed factors impacting operating income, decreasing from diluted earnings per share of $0.21 for the six months ended June 30, 2005 to a diluted loss per share of $0.22 for the six months ended June 30, 2006.
     Cash Flow from Operations for continuing operations decreased 136% in the second quarter of 2006 to a net cash outflow of $5.7 million from a net cash inflow of $15.7 million in the second quarter of 2005. This decrease was primarily attributable to timing differences in cash collections on customer contracts. For the six months ended June 30, 2006, cash flows from operations for continuing operations decreased 82% to $7.0 million from $38.1 million for the six months ended June 30, 2005. This decrease was also attributable primarily to timing differences in cash collections on customer contracts.
     Cash, Cash Equivalents and Short-Term Investments increased during the six months ended June 30, 2006 by $10.9 million. The majority of this increase was driven by (i) positive cash flows from operations of $7.0 million for the six months ended June 30, 2006 and (ii) proceeds from the issuance of common stock under our equity compensation plans of $3.9 million.
     Accounts Receivable increased by $12.8 million during the six months ended June 30, 2006 to $128.6 million. This increase was primarily attributable to a significant increase in our billings during the first half of 2006. Our Days Sales Outstanding (“DSO”) has increased from 75 days as of December 31, 2005 to 77 days as of June 30, 2006, primarily due to a significant portion of our billings being recorded as deferred revenues, along with increased sales to international customers. As a result of following the residual method of accounting, both our revenues and DSO have been and will continue to be highly volatile.
     Deferred Revenue increased by $43.6 million, or 20%, from $213.5 million as of December 31, 2005 to $257.1 million as of June 30, 2006, due primarily to an increase in sales arrangements during the period under which partial shipments of products were made, but where the order has not been completely fulfilled. Under such arrangements, we would receive cash or record a receivable from our customer for the contract value of the items that had shipped, but would defer recognition of revenue related to such partial shipments.
     Working Capital increased by 16% from $189.1 million as of December 31, 2005 to $218.7 million as of June 30, 2006, primarily due to a net increase in cash, cash equivalents and short-term investments, inventories, income taxes receivable and deferred taxes, and decreases in accrued expenses and accrued payroll and related expenses, partially offset by the increase in deferred revenues discussed above.
     Shareholders’ Equity increased by $19.9 million in the six months ended June 30, 2006 from $353.2 million as of December 31, 2005 to $373.1 million as of June 30, 2006. Our net loss of $2.0 million for the first six months of 2006 was offset by proceeds from the issuance of shares resulting from employee stock option exercises and our employee stock purchase plan of $3.9 million and increases in common stock resulting from stock-based compensation of $17.9 million, including approximately $1 million of stock-based compensation expense attributable to discontinued operations.
Results of Operations
Overview
     Historically, the focus of our sales order management and contracting processes and related personnel has been on obtaining large sales orders that, in most cases, included multiple product and/or software deliverables, which normally were delivered over a period of time. Within NSG, we historically focused on maximizing our revenues by seeking larger orders and making partial shipments to meet our customers’ requirements without regard for shipping orders complete. Title and risk of loss pass to the customer prior to the recognition of revenue. In addition, the compensation structure under which our sales force operates is currently designed to support and promote the pursuit of these types of large orders.
     Under a revenue recognition policy that provided for revenue recognition upon partial shipments, we previously recorded our revenues and gross margins as we fulfilled our contractual shipping obligations to our customers. However, as discussed under Item 4 in Part I of this Quarterly Report, in 2006, we determined that our NSG business unit should not have recognized revenue based on partial shipments, but instead should have recognized revenue under the residual method prescribed by SOP 97-2. As a result, under arrangements where the multiple product deliverables to a customer are called for, we defer revenue related to partial shipments until all products under the arrangement are shipped and title and risk of loss has passed to the customer.
     As a result of following the residual method of accounting, fluctuations in revenue among quarters are not necessarily indicative of future trends. We are evaluating our current sales and order processes and related compensation plans in order to determine how to best align these business processes with our current revenue recognition policies. Until such time as we complete this evaluation, the timing of revenue recognition in our NSG business unit has and could continue to vary significantly from quarter to quarter depending on the timing of completion of the shipment of all products in an order.
     In addition to the impact on revenue recognition, the change to the residual method also has a significant impact on our cost of goods sold, gross margins and operating expenses. Our customer service organization provides services ancillary to product orders, such as technical support, extended warranty, customer training and field installation services. Because a majority of the costs incurred within our customer service organization are fixed and do not necessarily fluctuate directly with revenues recognized under the residual method, a decline in revenues is likely to have a negative impact on our gross margins. In addition, because a significant portion of our operating expenses, such as research and development expenses and selling, general and administrative expenses, are fixed and do not vary based on when revenue is recognized under the residual method, the amount of such operating expenses as a percentage of revenues may vary significantly from period to period.
Revenues
     Revenues in the second quarter of 2006 were $149.9 million, compared with $111.5 million in the second quarter of 2005, representing an increase of 34%. NSG experienced 88% growth in revenues from our Eagle STP initial systems, particularly within our CALA region. CSSG experienced 279% growth across its product offerings as we continued to successfully expand sales of these products to existing and new customers. On a year-to-date basis, our revenues increased to $244.0 million for the six months ended June 30, 2006, up slightly from revenues of $239.5 million for the comparable period in 2005. Increases in revenues from our CSSG products offset declines in revenues from our NSG products. As discussed in more detail below, the year-to-date decline in our NSG revenues is principally due to the timing of when certain customer orders were shipped complete. Failure to completely ship a customer’s order requires us to defer revenue recognition until the future period when the order is completely shipped.
     As a result of the timing of when orders are shipped complete, deferred revenue as of June 30, 2006 increased by $42.9 million, or 20%, from December 31, 2005. As of June 30, 2006, we have a backlog of orders totaling $514.9 million, with respect to which we are actively pursuing the completion of all necessary deliverables in order to recognize revenue. As we grow our orders and convert the resulting backlog, especially within our NSG business unit, we expect revenues in the second half of 2006 to increase over the comparable period in 2005 and as compared to the first half of 2006.
     We believe that our future revenue growth depends in large part upon a number of factors affecting the demand for our signaling and switching products. Regarding our switching products, future revenue growth, both domestically and internationally, depends on the increasing adoption and deployment of packet switching technology, along with the success of our channel partners (e.g., Alcatel) to resell our products and penetrate new markets. As previously discussed, in situations where we (i) sell multiple products or (ii) sell a combination of integrated products and services that we cannot separate into multiple elements, we are not able to recognize revenue until all of the products are shipped complete and where the services are essential to the functionality of the product, no revenue can be recognized until the services are completely delivered due to the fact that we follow the residual method of accounting as prescribed by SOP 97-2. As a result, our revenue may vary significantly from period to period. Specifically, no revenue related to a sales arrangement may be recognized until all products in the sales arrangement are delivered, regardless of whether the undelivered product represents an insignificant portion of the arrangement fee.
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

	For the Three Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
North America	$100,754	$81,562	$19,192	24%
EMEA	19,462	15,439	4,023	26%
CALA	23,921	8,169	15,752	193%
Asia Pacific	5,731	6,312	(581)	(9)%

Total revenues	$149,868	$111,482	$38,386	34%

	For the Six Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
North America	$180,189	$190,614	$(10,425)	(5)%
EMEA	25,568	23,749	1,819	8%
CALA	31,747	11,914	19,833	166%
Asia Pacific	6,468	13,232	(6,764)	(51)%

Total revenues	$243,972	$239,509	$4,463	2%

     Our revenues increased in the second quarter of 2006 as compared to the second quarter of 2005 in each of the geographic regions in which we operate, other than Asia Pacific, primarily due to the strength of our CSSG products and improvement in revenues from our NSG products, particularly initial systems. The increases in revenues within our EMEA and CALA regions during the six months ended June 30, 2006 provide a solid base for future revenues from extension revenue and partially offset declines within our North America and in the Asia Pacific regions. The declines within these regions during the six months ended June 30, 2006 were principally due to (i) the timing of when an order ships in its entirety and (ii) a decline in new orders, principally within North America, which we believe was due in part to the continued consolidation of the Tier 1 carriers. While new orders in North America declined in the first half of 2006, particularly the second quarter, we currently expect orders in the second half of 2006 to improve over the first half of 2006, further strengthening our backlog.
     We operate in three distinct business segments: NSG, SSG and CSSG. In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our operating segments. Revenues from each of our operating segments for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
Network Signaling	$96,796	$73,130	$23,666	32%
% of total revenues	65%	66%
Switching Solutions	30,770	32,461	(1,691)	(5)%
% of total revenues	21%	29%
Communications Software Solutions	22,302	5,891	16,411	279%
% of total revenues	15%	5%

Total revenues	$149,868	$111,482	$38,386	34%

	For the Six Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
Network Signaling	$152,034	$167,078	$(15,044)	(9)%
% of total revenues	62%	70%
Switching Solutions	60,022	60,516	(494)	(1)%
% of total revenues	25%	25%
Communications Software Solutions	31,916	11,915	20,001	168%
% of total revenues	13%	5%

Total revenues	$243,972	$239,509	$4,463	2%

     Network Signaling Group
     NSG revenues for the three months ended June 30, 2006 and 2005 were comprised of the following products and services (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
Eagle STP initial systems	$21,363	$11,388	$9,975	88%
Eagle STP upgrades and extensions	51,167	45,665	5,502	12%
Number portability products	8,459	6,272	2,187	35%
Customer extended warranty services	9,656	9,012	644	7%
Other professional services	4,763	733	4,030	550%
Other	1,388	60	1,328	2,213%

Total NSG revenues	$96,796	$73,130	$23,666	32%

     Our NSG revenues increased 32% overall in the second quarter of 2006 compared with the second quarter of 2005 due primarily to increases of our initial STP systems and related professional services. Domestically, we derive the majority of NSG’s revenue from wireless operators, as wireless networks generate significantly more signaling traffic than wireline networks and, as a result, require significantly more signaling infrastructure. Signaling traffic on our wireless customers’ networks in recent years has increased significantly due to several factors, including growth in the number of subscribers, the number of calls made per subscriber, roaming, and the use of advance features, such as text messaging. These factors have necessitated that the wireless operators expand their network capacity, leading to increased revenues from our signaling products.
     Internationally, in addition to the factors affecting our domestic sales growth described above, NSG’s product revenue growth depends on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor and our ongoing ability to meet the signaling requirements of the newly acquired customers. As indicated previously, we continue to expand internationally, with significant growth in our international revenues, particularly within CALA. As much of this growth is derived from sales of initial systems, we believe we are building a base for future revenues from our higher margin extension and number portability products.
     NSG revenues for the six months ended June 30, 2006 and 2005 were comprised of the following products and services (in thousands, except percentages):

	For the Six Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
Eagle STP initial systems	$34,918	$46,330	$(11,412)	(25)%
Eagle STP upgrades and extensions	76,616	86,976	(10,360)	(12)%
Number portability products	10,149	12,061	(1,912)	(16)%
Customer extended warranty services	17,731	18,212	(481)	(3)%
Other professional services	10,048	1,868	8,180	438%
Other	2,572	1,631	941	58%

Total NSG revenues	$152,034	$167,078	$(15,044)	(9)%

     Our NSG revenues decreased 9% overall in the second half of 2006 compared with the second half of 2005 due principally to the timing of revenue recognition for certain customer shipments made by NSG during the first quarter of 2006. We currently expect to complete the shipment of these orders in the second half of 2006.
     Switching Solutions Group
     SSG revenues for the three months ended June 30, 2006 and 2005 were comprised of the following product lines (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
T9000 / T8000	$27,058	$29,439	$(2,381)	(8)%
T7000	1,876	1,884	(8)	—%
T6000	1,836	1,138	698	61%

Total SSG revenues	$30,770	$32,461	$(1,691)	(5)%

     In the second quarter of 2006, revenues from our switching products decreased primarily due to decreased sales of our T8000 media gateway product, particularly through Alcatel, an OEM customer, offset by an increase in sales of our T9000 and T6000 product offerings. A significant portion of our switching revenues is derived from our T8000 products to Alcatel. SSG revenues from Alcatel for the three months ended June 30, 2006 and 2005 were as follows (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
SSG sales to Alcatel	$19,445	$27,649	$(8,204)	(30)%
     SSG revenues for the six months ended June 30, 2006 and 2005 were comprised of the following product lines (in thousands, except percentages):

	For the Six Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
T9000 / T8000	$53,150	$52,785	$365	1%
T7000	3,278	4,801	(1,523)	(32)%
T6000	3,594	2,930	664	23%

Total SSG revenues	$60,022	$60,516	$(494)	(1)%

     In the six months ended June 30, 2006, revenues from our switching products decreased slightly, primarily due to lower sales of our T8000 media gateway product, particularly through Alcatel, and our T7000 products, offset by an increase in revenues from our T9000 and T6000 products. A significant portion of our switching revenues is derived from sales of our T8000 products to Alcatel. SSG revenues from Alcatel for the six months ended June 30, 2006 and 2005 were as follows (in thousands, except percentages):

	For the Six Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
SSG sales to Alcatel	$34,106	$39,602	$(5,496)	(14)%
     Communications Software Solutions Group
     CSSG revenues for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
Integrated Application Solutions (IAS)	$10,541	$4,671	$5,870	126 64%
Sentinel	11,761	1,220	10,541	864%

Total CSSG revenues	$22,302	$5,891	$16,411	279%

	For the Six Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
Integrated Application Solutions (IAS)	$15,525	$7,702	$7,823	102%
Sentinel	16,391	4,213	12,178	289%

Total CSSG revenues	$31,916	$11,915	$20,001	168%

     In the three and six months ended June 30, 2006, revenues from sales of our IAS products increased as a result of continued success in integrating the former Steleus products into our offerings and in selling these solutions into our existing NSG customer base. The growth in Sentinel revenues in 2006 is due primarily to increased sales of extensions to existing Sentinel customers.
Cost of Goods Sold
     Costs of goods sold includes (i) materials, labor, and overhead costs paid to contract manufacturers to produce our products, (ii) personnel and other implementation costs incurred to install our products and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in absolute dollars and as a percentage of revenues for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
Cost of goods sold	$57,881	$44,426	$13,455	30%
Revenues	149,868	111,482	38,386	34%
Cost of goods sold as a percentage of revenues	39%	40%

	For the Six Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
Cost of goods sold	$110,320	$84,226	$26,094	31%
Revenues	243,972	239,509	4,463	2%
Cost of goods sold as a percentage of revenues	45%	35%
     Cost of goods sold increased by 30% in the second quarter of 2006 and 31% in the first half of 2006, as compared to the same periods in 2005. These increases were due to increased costs associated with our customer service and sales order management organizations due primarily to (i) $1.0 million and $2.3 million of stock-based compensation expense recorded in connection with the adoption of SFAS 123R during the three and six months ended June 30, 2006, respectively, and (ii) an increase in expenses associated with increases in personnel and outside installation vendor costs. We increased our customer service and sales order management organizations and related outside vendor costs primarily due to the growth in our order fulfillment activities, installation services and warranty related services, each of which may precede the recognition of revenue associated with these activities under the residual method of accounting. Partially offsetting these increases was a decline in incentive compensation for the six months ended June 30, 2006, which incentive compensation varies based on our performance within a given quarter.
     As discussed above in the “Overview” section of our Results of Operations discussion, a significant portion of cost of goods sold is fixed and does not vary directly with revenues, particularly certain costs incurred by our customer service and order management organizations. For the three months ended June 30, 2006, cost of goods sold as a percentage of revenues decreased slightly compared with the comparable period in 2005. However, for the six months ended June 30, 2006 costs of goods sold as a percentage of revenues increased to 45% compared to 35% in the comparable period in 2005 due principally to (i) price reductions by our SSG business unit to Alcatel with respect to our T8000 product line and (ii) the decline in our higher margin NSG revenues during the first quarter of 2006 for the reasons discussed above. In addition, in the first half of 2006, we experienced an unfavorable mix of lower-margin contracts in our NSG business unit, resulting in an increase in cost of goods sold.
     As we enter new markets, particularly international markets, our cost of goods sold as a percentage of revenues may continue to increase from time to time as the result of our decision to develop new sales channels and customer relationships in these new markets and price competition. Sales of “initial” systems in international markets typically carry lower margins than both sales domestically and sales of extensions, and to the extent our sales internationally increase at a rate greater than sales within the United States, cost of goods sold as a percentage of revenues are also likely to increase.
     Price competition in the VoIP space has been intense, and we believe the competitive environment in which we operate will impact our margins, particularly in the next-generation switching business. Specifically, we amended our contractual arrangement with Alcatel during the second quarter of 2006, under which we have reduced the pricing of our SSG products. Accordingly, we anticipate that our margins may continue to decline within our SSG business unit during the second half of 2006. In addition, changes in the following factors may also affect margins: product and distribution channel mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal manufacturing capabilities and efficiencies; foreign currency fluctuations; pricing pressure as we expand internationally; and general economic conditions.
Amortization of Purchased Technology
     For purposes of measuring the results for each operating segment, we consider amortization of purchased technology to be part of general corporate expenses and therefore do not allocate the amortization of purchased technology to individual business segments. Amortization of purchased technology for the three and six months ended June 30, 2006 and 2005 was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Amortization of purchased technology related to:
Iptelorg	$105	$—	$210	$—
Santera	504	434	1,008	867
Taqua	55	440	110	880
VocalData	130	130	260	260
Steleus	482	483	964	965

Total	$1,276	$1,487	$2,552	$2,972

     The decrease in amortization of purchased technology in both the second quarter of 2006 and the first half of 2006 as compared with the corresponding periods of 2005 was due primarily to decreased amortization expense related to technology purchased from Taqua. This decrease was a result of the write-down in the value of the Taqua purchased technology in the fourth quarter of 2005, offset by additional amortization of purchased technology related to our acquisitions of (i) iptelorg GmbH in July 2005 and (ii) the remaining minority interest in Santera in October 2005.
Research and Development
     Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs, and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for the three and six months ended June 30, 2006 and 2005 (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
Research and development	$37,608	$29,925	$7,683	26%
Percentage of revenues	25%	27%

	For the Six Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
Research and development	$72,312	$58,763	$13,549	23%
Percentage of revenues	30%	25%
     The following is a summary of the year-over-year fluctuations in our research and development expenses during the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005 to 2006	2005 to 2006
Increase (decrease) in:
Salaries and benefits	$2,926	$6,427
Incentive compensation	150	(2,140)
Stock-based compensation	3,258	6,969
Consulting and professional services	1,058	1,625
Supplies	(462)	(823)
Facilities and depreciation	1,128	2,102
Other	(375)	(611)

Total	$7,683	$13,549

     The increase in research and development expenses in both the second quarter of 2006 and the first half of 2006 was primarily attributable to our adoption of Statement of Financial Accounting Standards No. 123—revised 2004 “Share-Based Payment” (“SFAS 123R”) on January 1, 2006 as discussed below under “Recent Accounting Pronouncements.” Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation using the intrinsic value method which generally resulted in no compensation expense being recognized related to our employee stock option grants in periods prior to our adoption of SFAS 123R. The increase in stock-based compensation expenses included in research and development expenses is attributable solely to the adoption of SFAS 123R. (See discussion of our adoption of SFAS 123R in Note 12 to the accompanying unaudited condensed consolidated financial statements.)
     We have made and intend to continue to make substantial investments in product and technology development, and we believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness. The increases in salaries and benefits and consulting and professional services included in research and development expenses reflect this increased investment. Additionally, facilities and depreciation costs included in research and development expenses increased in 2006 due to additional leased space at our SSG facilities and the expansion of our occupied space within our corporate headquarters dedicated to research and development activities, along with additional depreciation related to equipment acquired in 2005 and the first six months of 2006.
     Partially offsetting the above increases in research and development expenses in the first six months of 2006 was a decline of $2.1 million in incentive compensation, which varies based on our performance within a given period. Due to the decline in revenues and gross margin during the first quarter of 2006, the majority of our business units did not achieve the levels required to earn incentive compensation for that quarter, which resulted in lower incentive compensation in the six months ended June 30, 2006.
Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including (i) salaries, commissions and related costs, (ii) outside contract personnel, (iii) facilities costs and (iv) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for the three and six months ended June 30, 2006 and 2005 (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
Sales and marketing expenses	$23,693	$21,690	$2,003	9%
Percentage of revenues	16%	19%

	For the Six Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
Sales and marketing expenses	$45,777	$42,487	$3,290	8%
Percentage of revenues	19%	18%
     The following is a summary of the year-over-year fluctuation in our sales and marketing expenses during the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005 to 2006	2005 to 2006
Increase (decrease) in:
Salaries and benefits	$106	$313
Incentive compensation	449	(277)
Stock-based compensation	1,642	3,562
Commissions	291	(994)
Consulting and professional services	(112)	206
Facilities and depreciation	(133)	149
Other	(240)	331

Total	$2,003	$3,290

     The increase in sales and marketing expenses in both the second quarter of 2006 and the first half of 2006 was primarily attributable to our adoption of SFAS 123R on January 1, 2006 as discussed below under “Recent Accounting Pronouncements.” (See discussion of our adoption of SFAS 123R in Note 12 to the accompanying unaudited condensed consolidated financial statements.) Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation using the intrinsic value method which generally resulted in no compensation expense being recognized related to our employee stock option grants in periods prior to our adoption of SFAS 123R. The increase in stock-based compensation expenses included in sales and marketing expenses is attributable to the adoption of SFAS 123R. Salaries and benefits increased due primarily to the increase in headcount within our sales organization to support the continued growth in our orders. As discussed previously, the size of our workforce and resulting expenses vary in proportion to the growth in our orders and backlog to a greater extent than the growth in revenues.
     Partially offsetting the above increases in sales and marketing expenses in the six months ended June 30, 2006 were decreases in variable compensation. Specifically, incentive compensation and commissions, which vary based on our performance within a given period, declined by $1.3 million due to the decline in revenues and gross margin during the first quarter of 2006. As a result of the decline, the majority of our business units did not achieve the levels required to earn incentive compensation in the first quarter of 2006. We intend to continue to focus on improving the efficiency of our operations by examining the way in which we operate in order to identify opportunities for cost reductions.
General and Administrative Expenses
     General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, finance, information technology and human resources personnel) and consist of (i) salaries and related costs, (ii) consulting and other professional services (e.g., attorneys’ fees, audit fees and costs associated with compliance with the Sarbanes-Oxley Act of 2002), (iii) facilities and insurance costs, and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for the three and six months ended June 30, 2006 and 2005 (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
General and administrative expenses	$18,143	$15,661	$2,482	16%
Percentage of revenues	12%	14%

	For the Six Months Ended
	June 30,		Change
	2006	2005	2005 to 2006
General and administrative expenses	$33,869	$29,298	$4,571	16%
Percentage of revenues	14%	12%
     The following is a summary of the year-over-year fluctuation in our general and administrative expenses during the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005 to 2006	2005 to 2006
Increase (decrease) in:
Salaries and benefits	$1,921	$3,241
Incentive compensation	17	(981)
Stock-based compensation	1,007	2,488
Consulting and professional services	(90)	(321)
Recoveries of bad debts	(479)	(358)
Other	106	502

Total	$2,482	$4,571

     The increase in general and administrative expenses in both the second quarter of 2006 and the first half of 2006 was primarily attributable to our adoption of SFAS 123R on January 1, 2006 as discussed below under “Recent Accounting Pronouncements.” (See discussion of our adoption of SFAS 123R in Note 12 to the accompanying unaudited condensed consolidated financial statements.) Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation using the intrinsic value method which generally resulted in no compensation expense being recognized related to our employee stock option grants in periods prior to our adoption of SFAS 123R. The increase in stock-based compensation expenses included in general and administrative expenses is attributable to the adoption of SFAS 123R. Salaries and benefits increased due primarily to the increase in headcount within our general and administrative organization to support the continued growth of our operations, both domestically and internationally.
     Partially offsetting the above increases in general and administrative expenses in the six months ended June 30, 2006 were decreases in incentive compensation. Specifically, incentive compensation, which varies based on our performance within a given period, declined by $1.0 million due to the decline in revenues and gross margin during the first quarter of 2006. As a result of the decline, the majority of our business units did not achieve the levels required to earn incentive compensation in the first quarter of 2006. We intend to continue to focus on improving the efficiency of our operations by examining the way in which we operate in order to identify opportunities for cost reductions.
Amortization of Intangible Assets
     As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Amortization of intangibles assets related to:
iptelorg	$35	$—	$70	$—
Santera	61	11	122	23
Taqua	32	32	64	241
VocalData	13	190	26	380
Steleus	437	469	874	937

Total	$578	$702	$1,156	$1,581

     The decrease in amortization of intangible assets in both the second quarter of 2006 and the first half of 2006 as compared with the corresponding periods of 2005 was due primarily to the (i) non-compete agreements, (ii) trademarks and (iii) service contract intangibles relating to Taqua and VocalData becoming fully amortized in 2005, partially offset by additional amortization of intangibles in 2006 related to our acquisitions of (i) iptelorg in July 2005 and (ii) the remaining minority interest in Santera in October 2005.
Restructuring Charges
          2006 Restructuring
     On June 21, 2006, we committed to a restructuring plan as part of our ongoing efforts to align our cost structure with our business opportunities in certain business units and operating groups. The restructuring plan involves the termination of approximately 60 employees across our business units, customer service organization and operations group. The majority of the terminated employees worked directly for or in support of our Switching Solutions Group in Plano, Texas.
     We recorded pre-tax restructuring charges in the quarter ending June 30, 2006 of approximately $3.3 million related to employee severance arrangements entered into in connection with the 2006 Restructuring. All of such severance payments are expected to be paid within a one-year period commencing in the third quarter of 2006. As a result of the restructuring plan, we currently estimate that we will reduce ongoing operating costs annually by approximately $8.0 million to $8.5 million.
          Corporate Headquarters and Taqua Relocations
     In April 2005, we decided to relocate our corporate offices from Calabasas, California to our facilities in Morrisville, North Carolina. The relocation provides us an opportunity to improve our operations by integrating our finance, accounting, corporate and information technology functions into the business units they support. In 2005, we also decided to move our Taqua facility from Hyannis, Massachusetts, to our Plano, Texas facilities. Both of these relocations resulted in employee terminations and relocations. Additionally, the relocation of Taqua to Plano resulted in lease termination costs related to the termination of the lease in Hyannis. The termination costs related to the Corporate Relocation and Taqua Relocation include retention bonuses, severance pay and benefit costs extended through the required service period and for up to one year thereafter. Other costs related to the management of the relocation projects and the costs to relocate equipment were expensed as incurred. In the three months ended June 30, 2006, we reversed $43,000 of expense related to costs that we previously expected to incur relating to the Corporate Headquarters and Taqua Relocations based on changes in estimates associated with these restructurings. For the six months ended June 30, 2006 we incurred a total of $121,000 of net costs relating to the Corporate Headquarters and Taqua Relocations. In the three and six months ended June 30, 2005, we recorded $2.5 million and $2.7 million, respectively, in costs relating to the Corporate Headquarters and Taqua Relocations.
     Manufacturing Restructuring
     In January 2004, we announced the implementation of a global strategic manufacturing plan which included the outsourcing of the majority of our manufacturing operations and the relocation of our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. The plan included the elimination of approximately 23 positions in 2004 and one position in 2005, resulting in restructuring costs such as employee severance and relocation costs. We recorded $34,000 and $100,000 in costs in the three and six months ended June 30, 2005, respectively, related to the relocation of our manufacturing operations.
     The following table summarizes the restructuring and related expenses incurred in connection with the restructurings discussed above and the remaining obligations as of and for the six months ended June 30, 2006 (in thousands):

	Severance
	Costs and	Employee	Facility
	Retention	Relocation	Relocation
	Bonuses	Costs	Costs	Other(1)	Total
Restructuring obligations, December 31, 2005	$3,023	$155	$100	$—	$3,278
Restructuring and related expenses:
Corporate Headquarters and Taqua Relocations	(120)	—	200	41	121
2006 Restructuring	3,298	—	—	—	3,298

Total restructuring and related expenses	3,178)	—	200	41	3,419
Cash payments	(2,307)	(19)	—	(41)	(2,367)

Restructuring obligations, June 30, 2006	$3,894	$136	$300	$—	$4,330

(1)	Consists of costs related to the transition of our corporate headquarters including recruitment, signing bonuses and training costs related to the hiring of finance and administrative personnel in Morrisville as well as travel costs during the transition period. In addition, other costs include salary costs for duplicative employees during the transition of job responsibilities from employees located in Calabasas to the successor employees in Morrisville. These transition costs were expensed as incurred.
Other Income and Expense
     For the three and six months ended June 30, 2006 and 2005, other income and expenses were as follows (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Increase (decrease)
	2006	2005	2005 to 2006
Interest income	$1,878	$1,712	$166	10%
Interest expense	(859)	(910)	51	6%
Gain (loss) on investments	—	—	—	0%
Other, net	217	(282)	499	177%

Other income (expense), net	$1,236	$520	$716	138%

	For the Six Months Ended
	June 30,		Increase (decrease)
	2006	2005	2005 to 2006
Interest income	$3,527	$2,971	$556	19%
Interest expense	(1,7810)	(1,905)	124	7%
Gain (loss) on investments	1,794	(1,344)	3,138	233%
Other, net	(352)	(682)	330	48%

Other income (expense), net	$3,188	$(960)	$4,148	432%

     Interest Income and Expense. Interest income increased during the three and six months ended June 30, 2006 due to (i) higher average cash and short-term investment balances and (ii) higher interest rates in 2006 compared to the comparable periods in 2005. Interest expense decreased slightly during the three and six months ended June 30, 2006 due to the February 2005 repayment of Santera’s notes payable that bore interest at 10%.
     Gain (loss) on Investments. There was no gain or loss on investments for the three months ended June 30, 2006 or 2005. The gain on investments for the six months ended June 30, 2006 consisted of a $1.8 million gain related to our receipt of 642,610 shares of Lucent Technologies Inc. (”Lucent”) relating to the acquisition of Telica by Lucent that were released from escrow to us. As of June 30, 2006, we own all of these shares. Loss on investments for the six months ended June 30, 2005 consisted primarily of losses related to the sale of shares of Alcatel.
     Other Income (Expense). Other expense for both the three months and six months ended June 30, 2006 and 2005 consists primarily of foreign currency exchange gains net of losses on foreign currency forward contracts used to hedge our exposure to foreign currency risks. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. Dollar and will therefore be exposed to greater risk related to foreign currency fluctuation.
Provision for Income Taxes
     In the three months ended June 30, 2006 and 2005, we recognized income tax expense (benefit) related to continuing operations of approximately $3.7 million and ($5,000), respectively, and ($7.7) million and $9.9 million in the six months ended June 30, 2006 and 2005, respectively. For the three and six months ended June 30, 2005, the income tax provision reflects the effect of non-deductible acquisition-related costs and non-deductible losses of Santera. Our provisions for income taxes for the three and six months ended June 30, 2005 do not include any benefit from the losses generated by Santera because its losses could not be included on our consolidated federal tax return. Prior to the acquisition of the remaining minority interest in Santera on October 3, 2005, our majority ownership interest in Santera did not meet the threshold to consolidate under income tax rules and regulations. As a result of the acquisition of the remaining interest in Santera on October 3, 2005, the ownership threshold has been met.
     Provisions for income taxes as a percentage of income from continuing operations before provision for income taxes and minority interest were 43% and 0.1% for the three months ended June 30, 2006 and 2005, respectively, and 35% and 60% for the six months ended June 30, 2006 and 2005, respectively. The effective rate for the six months ended June 30, 2006, excluding the impact of accounting for discontinued operations (net of tax), and certain tax contingency items treated as discrete in the second quarter of 2006, was 36%. This effective rate differs from the statutory rate of 35% primarily due to the effect of state income taxes, and does not include any benefit for research and development tax credits, which legislation expired effective December 31, 2005. The effective rate of 43% for the three months ended June 30, 2006 resulted primarily from (1) the cumulative effect of a change in the estimated effective rate of 37% in the first quarter of 2006 to 36% in the second quarter of 2006, and (2) the impact of accounting for discontinued operations (net of tax), and the aforementioned discrete item recognized in the second quarter of 2006. The effective rates for the three and six months ended June 30, 2005 reflect the effects of non-deductible acquisition-related costs such as acquired in-process research and development and the non-deductible losses of Santera and the impact of accounting discontinued operations (net of tax). Excluding the effects of these items, an effective tax rate of 35% was applied to income from operations for the three and six months ended June 30, 2005.
Minority Interest
     Minority interest represents the losses of Santera allocable to Santera’s minority stockholders. Prior to October 3, 2005, the date of our acquisition of all the shares of Santera capital stock owned by Santera’s minority stockholders, the net income and losses of Santera were allocated between Tekelec and the minority interest based on their relative interests in the equity of Santera and the related liquidation preferences. This approach required net losses to be allocated first to the Series A Preferred Stock, held primarily by the minority interest, until fully absorbed and then to the Series B Preferred Stock held by us. Subsequent net income was allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income was then allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and then to common stock in proportion to their relative ownership interests in the equity of Santera. The losses allocated to minority interest of Santera for the three and six months ended June 30, 2005 were computed as follows (dollars in thousands):

	Three	Six
	Months	Months
	Ended	Ended
	June 30, 2005
Santera net loss (1)	$4,619	$12,332
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%	62%

Net loss allocated to minority interest	$2,864	$7,646

(1)	Includes amortization of purchased technology and intangibles of $445 and $890 for the three and six months ended June 30, 2005.
Discontinued Operations
     As more fully described in Note 2 to the accompanying condensed consolidated financial statements, on April 27, 2006, we entered into a Stock Purchase Agreement (the “Agreement”) pursuant to which we agreed to sell to NICE-Systems Ltd. (or its subsidiary), all of the outstanding shares of capital stock (the “IEX Shares”) of IEX Corporation, our then wholly owned subsidiary (“IEX”). Accordingly, as of June 30, 2006, our IEX business unit was classified as discontinued operations and its results of operations, financial position and cash flows are separately reported for all periods presented. Summarized financial information for IEX is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$22,751	$11,246	$36,113	$22,082
Income from discontinued operations before provision of income taxes	14,939	3,681	19,649	6,508
Provision for income taxes	5,317	1,373	7,074	2,427
Income from discontinued operations, net of taxes	9,622	2,308	12,575	4,081
Liquidity and Capital Resources
Overview
     We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital increased from $189.1 million as of December 31, 2005 to $218.7 million as of June 30, 2006, primarily due to a net increase in cash, cash equivalents and short-term investments, and an increase in deferred revenues. With our working capital position, we believe that we have the flexibility to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.
     The principal components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable, reduced by trade accounts payable, accrued expenses, accrued payroll and related expenses and the current portion of deferred revenues. We continue to operate a cash positive business. Our cash, cash equivalents and short-term investments were $237.2 million and $226.3 million as of June 30, 2006 and December 31, 2005, respectively. In addition, as of June 30, 2006, we had a $30.0 million line of credit collateralized by a pledged investment account held with an intermediary financial institution. As of June 30, 2006, there were no outstanding borrowings under this facility; however, we had utilized approximately $200,000 of the facility to secure a letter of credit.
     As of June 30, 2006, our short-term investments generally have investment grade ratings and any such investments that are in an unrealized loss position at June 30, 2006 are in such position solely due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis on these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The declines in our securities are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of June 30, 2006.
     We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Our liquidity, however, could be negatively impacted by a decrease in revenues resulting from a decline in demand for our products or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. We did not repurchase any of our common stock during the first six months of 2006.
Cash Flows
     As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities:
Cash Flows from Operating Activities
     Net cash provided by operating activities of continuing operations was $7.0 million and $38.1 million for the six months ended June 30, 2006 and 2005, respectively. Cash provided by operating activities decreased during 2006 primarily as the result of decreases in revenues and earnings that occurred across our operating segments, excluding non-cash charges.
     During the six months ended June 30, 2006 and 2005, our cash flows from continuing operations were primarily derived from (i) our earnings from ongoing operations prior to non-cash expenses such as depreciation, amortization, bad debt, write-downs of inventory and non-cash impairment charges; (ii) the tax benefit related to the exercise of employee stock options, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital, which are primarily composed of changes in accounts receivable, inventories, deferred revenue and associated deferred costs, accounts payable, accrued expenses and accrued payroll and related expenses.
     We currently anticipate that we will generate positive cash flow from continuing operations during 2006. Our ability to meet these expectations depends on our ability to achieve positive earnings. Our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to technological changes and increasing competition, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.
Cash Flows from Investing Activities
     Net cash used in investing activities of continuing operations was $46.7 million and $64.5 million for the six months ended June 30, 2006 and 2005, respectively. Our investing activities primarily relate to (i) purchases of and proceeds from sales of investments, (ii) strategic acquisitions or investments and (iii) purchases of property and equipment. For the six months ended June 30, 2006 and 2005, we invested net amounts of $32.3 million and $44.2 million in investments. Our investment in new property and equipment and technology amounted to $16.1 million and $16.2 million during the six months ended June 30, 2006 and 2005, respectively.
     We continue to closely monitor our capital expenditures, while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our expanding workforce. Accordingly, we expect our total capital expenditures to be between $30.0 million and $38.0 million for 2006.

Cash Flows from Financing Activities
     Net cash provided by financing activities was $4.2 million and $2.1 million for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, our financing activities consisted primarily of proceeds of $3.9 million and $3.3 million, respectively, from the issuance of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, partially offset by payments on notes payable of $0.1 million and $1.2 million in the six months ended June 30, 2006 and 2005, respectively.
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
     The adoption of SFAS 123R has had a material impact on our consolidated financial position and results of operations. (See Note 12 to the unaudited condensed consolidated financial statements for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had followed the fair value recognition method for our stock-based compensation.)
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
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the derecognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact on our financial statements of adopting FIN 48.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
     The statements that are not historical facts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and variations of these words and similar expressions are sometimes used to identify forward-looking statements. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to, and involve certain risks and uncertainties. There can be no assurance that our actual future performance will meet management’s expectations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and our other filings with the SEC, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from management’s current expectations include, among others: overall telecommunications spending, changes in general economic conditions, unexpected changes in economic, social, or political conditions in the countries in which we operate, the timing of significant orders and shipments, timing of revenue recognition under the residual method of accounting, the lengthy sales cycle for our products, the timing of the convergence of voice and data networks, the success or failure of strategic alliances or acquisitions including the success or failure of the integration of Santera, Taqua, Steleus, VocalData and iptelorg’s operations with those of the Company, litigation or regulatory matters such as the pending litigation described in our SEC reports and the costs and expenses associated therewith, the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks, the capital spending patterns of customers, the dependence on wireless customers for a significant percentage and growth of our revenues, the timely development and introduction of new products and services, the product mix and the geographic mix of our revenues and the associated impact on gross margins and operating expenses, market acceptance of new products and technologies, carrier deployment of intelligent network services, the ability of our customers to obtain financing, the timing of revenue recognition of multiple elements in an arrangement sold as part of a bundled solution, the level and timing of research and development expenditures, and sales, marketing, and compensation expenses, regulatory changes, the expansion of our sales, marketing and support organizations, both domestically and internationally, and other risks described in our 2005 Form 10-K and in certain of our other SEC filings.
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
     In making this evaluation, the CEO and CFO considered, among other matters:
•	the material weakness in our internal control over financial reporting that existed as of December 31, 2005 and that, we believe, continued to exist as of June 30, 2006; and

•	management’s conclusion, as reported in Item 9A of our 2005 Form 10-K, that our internal control over financial reporting was not effective as of December 31, 2005; and the conclusion of our CEO and CFO, as reported in Item 9A of our 2005 Form 10-K, that our disclosure controls and procedures as of December 31, 2005 were not effective.
     Notwithstanding the material weakness in our internal control over financial reporting that existed as of June 30, 2006, management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this Report.
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that our disclosure controls and procedures were ineffective as of June 30, 2006 as a result of the following material weakness in our internal control over financial reporting:
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
     Changes in Internal Control over Financial Reporting
     During the three months ended June 30, 2006, we made the following changes to our internal control, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting:
•	improved the quantity and quality of the staffing within our newly formed centralized revenue group;

•	implemented new controls to ensure all products have been shipped under a given customer arrangement;

•	instituted processes and additional review procedures to help ensure the proper recognition of revenue based on a comparison of forecasted revenue against actual revenues; and

•	implemented a new quarterly certification process in which all sales personnel certify that all terms in a customer arrangement have been provided to the appropriate personnel in accounting for consideration.
     While the material weakness described above has not been remediated as of June 30, 2006, we believe we have made progress towards remediating this material weakness. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2006, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to various legal proceedings that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”). The following information supplements the information concerning the Company’s legal proceedings disclosed in the Annual Report and in the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2006.
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

     The Court has not yet issued a final ruling on our motions to dismiss. A hearing on the motions was held on April 26, 2006, and the Magistrate Judge submitted a Memorandum to the District Court on May 26, 2006, recommending that the Court dismiss Bouygues’ promissory estoppel and alter ego claims. The Magistrate Judge recommended against dismissing the other claims, including the tort claims. We submitted a written objection to the Magistrate Judge’s proposed findings and recommendations on June 15, 2006, and Bouygues responded to our objection on July 3, 2006. We filed a reply on July 13, 2006, and Bouygues filed a motion to strike our reply on July 14, 2006. The Court has not yet ruled on the motion to strike.
     The parties participated in a mediation on May 31, 2006, but did not resolve the litigation at that time.
     Both parties began conducting depositions in early June. The Court set an August 1, 2006 cut-off date for fact discovery, but on July 27, 2006, the parties filed a motion to modify the Court’s case management order by extending the time for responses to outstanding written discovery until August 24, 2006, and extending the deadline for expert reports from August 2, 2006 to August 11, 2006. On July 31, 2006, we filed a motion to extend the discovery schedule and specifically, requesting that the Court extend the fact discovery period by four months.
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
Item 1A. Risk Factors
     There were no material changes from the risk factors as previously disclosed in Item 1A of Part I of our 2005 Form 10-K.

Item 6. Exhibits

Exhibit No.	Description
10.1	Stock Purchase Agreement dated as of April 27, 2006 between the Registrant and NICE-Systems Ltd.(1)

10.2	Employment Separation Agreement dated as of June 22, 2006 between the Registrant and Lori Craven(2)

10.3	Amended and Restated Tekelec 2005 Employee Stock Purchase Plan(2)

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated April 27, 2006, as filed with the Commission on May 3, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated June 21, 2006, as filed with the Commission on June 26, 2006.

(3)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC
Date: August 9, 2006	/s/ FRANCO PLASTINA

Franco Plastina
President and Chief Executive Officer

Date: August 9, 2006	/s/ WILLIAM H. EVERETT

William H. Everett
Senior Vice President and Chief Financial Officer

Date: August 9, 2006	/s/ GREGORY S. RUSH

Gregory S. Rush
Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002