Form 10-Q
period 2006-09-30
TEKELEC
filed 2006-11-07
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2006, there were 68,153,776 shares of the registrant’s common stock, without par value, outstanding.

TEKELEC
TABLE OF CONTENTS
FORM 10-Q

		Page
	Part I — Financial Information
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	2
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended
	September 30, 2006 and 2005	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and
	Nine Months ended September 30, 2006 and 2005	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September
	30, 2006 and 2005	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	47

	Part II — Other Information

Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	50
Item 4.	Submission of Matters to a Vote of Security Holders	51
Item 5.	Other Information	51
Item 6.	Exhibits	51
Signatures		52
Exhibits		53

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TEKELEC
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,827	$52,069
Short-term investments, at fair value	380,953	174,260

Total cash, cash equivalents and short-term investments	426,780	226,329
Accounts receivable, net	131,610	115,789
Inventories	53,868	43,906
Deferred income taxes	33,224	27,456
Deferred costs and prepaid commissions	81,060	81,796
Prepaid expenses and other current assets	22,110	15,298
Assets of discontinued operations	—	18,647

Total current assets	748,652	529,221
Property and equipment, net	46,577	40,474
Investments in privately held companies	7,322	7,322
Deferred income taxes, net	68,193	68,585
Other assets	3,620	6,047
Goodwill	40,882	116,324
Intangible assets, net	25,595	57,214

Total assets	$940,841	$825,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$33,204	$32,347
Accrued expenses	44,805	47,960
Accrued payroll and related expenses	25,905	28,156
Short-term notes and current portion of notes payable	—	96
Current portion of deferred revenues	219,197	208,278
Income taxes payable	6,926	—
Liabilities of discontinued operations	—	23,279

Total current liabilities	330,037	340,116
Long-term convertible debt	125,000	125,000
Deferred income taxes	1,531	1,694
Long-term portion of deferred revenues	6,050	5,217

Total liabilities	462,618	472,027

Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 68,034,457 and 66,838,310 shares issued and outstanding, respectively	305,807	274,413
Deferred stock-based compensation	—	(5,680)
Retained earnings	172,969	85,666
Accumulated other comprehensive income (loss)	(553)	(1,239)

Total shareholders’ equity	478,223	353,160

Total liabilities and shareholders’ equity	$940,841	$825,187

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Thousands, except per share data)
Revenues	$155,179	$108,368	$399,151	$347,877
Cost of sales:
Cost of goods sold	70,174	51,108	180,494	135,334
Amortization of purchased technology	921	1,572	3,473	4,544
Impairment of purchased technology	25,615	—	25,615	—

Total cost of sales	96,710	52,680	209,582	139,878

Gross profit	58,469	55,688	189,569	207,999

Operating expenses:
Research and development	39,736	30,034	112,048	88,797
Sales and marketing	22,782	19,522	68,559	62,009
General and administrative	18,274	16,014	52,143	45,312
Acquired in-process research and development	—	1,210	—	1,210
Restructuring and other	(7)	1,589	3,412	4,349
Amortization of intangible assets	565	701	1,721	2,282
Impairment of goodwill	75,000	—	75,000	—

Total operating expenses	156,350	69,070	312,883	203,959

Income (loss) from operations	(97,881)	(13,382)	(123,314)	4,040
Other income (expense), net:
Interest income	3,554	1,763	7,081	4,734
Interest expense	(1,000)	(1,020)	(2,781)	(2,925)
Gain (loss) on sale of investments	—	(2)	1,794	(1,346)
Other, net	(496)	(264)	(848)	(946)

Total other income (expense), net	2,058	477	5,246	(483)

Income (loss) from continuing operations before provision for income taxes	(95,823)	(12,905)	(118,068)	3,557
Provision for (benefit from) income taxes	(8,306)	(2,752)	(16,017)	7,177

Loss before minority interest	(87,517)	(10,153)	(102,051)	(3,620)
Minority interest	—	2,602	—	10,248

Income (loss) from continuing operations	(87,517)	(7,551)	(102,051)	6,628
Income from discontinued operations, net of taxes	176,779	3,473	189,354	7,554

Net income (loss)	$89,262	$(4,078)	$87,303	$14,182

Earnings (loss) per share from continuing operations:
Basic	$(1.30)	$(0.11)	$(1.52)	$0.10
Diluted	(1.30)	(0.11)	(1.52)	0.10
Earnings per share from discontinued operations:
Basic	$2.63	$0.05	$2.83	$0.11
Diluted	2.63	0.05	2.83	0.11
Earnings (loss) per share:
Basic	$1.33	$(0.06)	$1.30	$0.22
Diluted	1.33	(0.06)	1.30	0.21
Weighted average number of shares outstanding:
Basic	67,283	66,113	67,016	65,811
Diluted	67,283	66,113	67,016	68,042
See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Thousands, except per share data)
Net income (loss)	$89,262	$(4,078)	$87,303	$14,182
Other comprehensive income (loss):
Foreign currency translation adjustments	(51)	2	227	(181)
Net unrealized gain (loss) on available-for-sale securities, net of taxes	187	197	458	(1,214)

Comprehensive income (loss)	$89,398	$(3,879)	$87,988	$12,787

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2006	2005
	(Thousands)
Cash flows from operating activities:
Net income	$87,303	$14,182
Income from discontinued operations	(189,354)	(7,554)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on investments	(1,794)	1,346
Minority interest	—	(10,248)
Impairment of purchased technology	25,615	—
Impairment of goodwill	75,000	—
Provision for doubtful accounts and returns	457	3,066
Write-off of leasehold improvements and other assets relating to restructuring	—	191
Depreciation	17,109	13,689
Amortization of intangibles	6,004	7,807
Amortization, other	3,016	5,331
Acquired in-process research and development	—	1,210
Deferred income taxes	(5,725)	(134)
Stock-based compensation	26,707	2,697
Tax benefit related to stock options	—	1,822
Excess tax benefits from stock-based compensation	(448)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,149)	12,683
Inventories	(9,953)	(17,087)
Income tax payable	(21,950)	(6,088)
Prepaid expenses and other current assets	(5,345)	(18,693)
Trade accounts payable	772	(568)
Accrued expenses	(3,429)	(262)
Accrued payroll and related expenses	(2,387)	947
Deferred revenues	11,501	27,745

Net cash provided by (used in) operating activities — continuing operations	(3,050)	32,082
Net cash provided by operating activities — discontinued operations	12,566	13,330

Net cash provided by operating activities	9,516	45,412

Cash flows from investing activities:
Proceeds from sales and maturities of investments	656,743	346,884
Purchases of investments	(862,441)	(314,490)
Purchases of property and equipment	(23,202)	(21,671)
Cash paid for iptelorg, net of cash acquired	—	(6,894)
Purchase of technology	—	(4,000)
Change in other assets	1,858	865

Net cash provided by (used in) investing activities — continuing operations	(227,042)	694
Net cash provided by (used in) investing activities — discontinued operations	199,902	(158)

Net cash provided by (used in) investing activities	(27,140)	536

Cash flows from financing activities:
Payments on notes payable and capital leases	(96)	(1,427)
Proceeds from issuance of common stock	10,781	9,599
Excess tax benefits from stock-based compensation	448	—

Net cash provided by financing activities	11,133	8,172

Effect of exchange rate changes on cash	249	(3)

Net change in cash and cash equivalents	(6,242)	54,117
Cash and cash equivalents at beginning of period	52,069	48,925

Cash and cash equivalents at end of period	45,827	103,042
Cash and cash equivalents of discontinued operations at end of period	—	788

Cash and cash equivalents at end of period	$45,827	$102,254

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
     We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 are for the thirteen and thirty-nine weeks ended September 29, 2006 and September 30, 2005, respectively.
     We conduct business in a number of foreign countries and are organized into three geographic territories. The three territories are: (1) North America, comprised of the United States and Canada, (2) “EAAA,” comprised of Europe, the Middle East, Asia Pacific (including China and India), Africa and Australia and (3) “CALA,” comprised of the Caribbean and Latin America, including Mexico.
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
     The adoption of SFAS 123R had a material impact on our consolidated financial position and results of operations. For the three and nine months ended September 30, 2006, we recorded stock-based compensation expense for continuing operations of $8.8 million and $25.7 million, respectively. The effect of stock-based compensation expense for the three and nine months ended September 30, 2006 on certain of our statement of operations metrics was as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
	(Thousands, except per share amounts)
Decrease in:
Gross profit	$1,158	$3,435
Income from operations	8,814	25,710
Income from discontinued operations, net of taxes	—	628
Net income	6,185	17,400
Earnings per share:
Basic	$0.09	$0.26
Diluted	0.09	0.26
     For the three and nine months ended September 30, 2005, we recognized $1.0 million and $2.7 million, respectively, of stock-based compensation expense under the intrinsic value method in accordance with APB 25. See Note 12 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had followed the fair value recognition method for our stock-based compensation.
Acquisition of iptelorgGmbH
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

     The customer relationship intangible assets were amortized over a period of one year based on the estimated customer attrition rates. The non-compete agreements and acquired technology intangible assets are being amortized over their estimated lives of three and ten years, respectively, using the straight-line method. In performing the purchase price allocation, we considered, among other factors, our intention for future use of the acquired assets, analyses of historical financial performance and estimates of the future performance of the acquired business.
     We estimated the fair value of in-process research and development to be approximately $1.2 million, which we have reflected in “acquired in-process research and development” expense in the accompanying condensed consolidated statement of operations. This represents certain technologies under development, primarily related to iptelorg’s SIP routing software and IP Multimedia Subsystem.

We estimated that the technologies under development were approximately 30-80% complete at the date of acquisition. We expected to incur up to an additional $753,000 to complete this development, with completion expected in late 2005 or early 2006.
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
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided a company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.
     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the derecognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact on our financial statements of adopting FIN 48.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact on our financial statements of adopting SFAS 157.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff of the Securities and Exchange Commission (the “Staff”) believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on a company’s current year consolidated financial statements. The Staff prescribes two approaches to assessing the materiality of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require a company to amend previously filed reports, and such corrections may be made the next time the company files its prior year statements. We do not currently anticipate any adjustments resulting from the application of SAB 108.
Note 2 — Disposition of IEX
     On April 27, 2006, we entered into a Stock Purchase Agreement pursuant to which we agreed to sell to NICE-Systems Ltd. (or its subsidiary), all of the outstanding shares of capital stock of IEX Corporation (the “IEX Shares”), our then wholly owned subsidiary (“IEX”). The sale price for the IEX Shares was approximately $200.0 million in cash, and was subject to a post-closing adjustment based on the working capital of IEX as of the closing date. The closing of the sale of the IEX Shares occurred on July 6, 2006, resulting in estimated total proceeds of $201.5 million and a pre-tax gain of approximately $200.1 million ($177.5 million after tax) in the three months ended September 30, 2006.
     IEX is classified as discontinued operations in our unaudited condensed consolidated financial statements and its results of operations, financial position and cash flows are separately reported for all periods presented. Prior to our decision to sell IEX, the results of IEX’s operations were reported as the IEX Contact Center Group operating segment. Summarized financial information for IEX is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$—	$12,612	$36,113	$34,694

Income (loss) from operations of discontinued operations before provision of income taxes	$(1,062)	$5,540	$18,587	$12,048
Provision for income taxes	(383)	2,067	6,691	4,494

Income (loss) from operations of discontinued operations, net of income taxes	(679)	3,473	11,896	7,554
Gain on sale of discontinued operations, net of taxes	177,458	—	177,458	—

Income from discontinued operations, net of taxes	$176,779	$3,473	$189,354	$7,554

December 31,
2005
Cash and cash equivalents	$—
Accounts receivable, net	6,994
Inventories	835
Deferred income taxes	359
Prepaid expenses and other current assets	441
Property and equipment, net	320
Goodwill	9,698

Assets of discontinued operations	$18,647

Trade accounts payable	$880
Accrued expenses	2,689
Accrued payroll and related expenses	1,235
Deferred revenues	18,475

Liabilities of discontinued operations	$23,279

     As more fully described in Note 11, in April 2006, IEX settled litigation with Blue Pumpkin Software, Inc. (“Blue Pumpkin”). Pursuant to the settlement agreement, each party granted to the other a release and cross-license of the patents asserted in the lawsuits. Blue Pumpkin made a balancing license payment to IEX in the amount of $8.25 million on April 7, 2006, and Blue Pumpkin is obligated to make six additional annual payments of $500,000 each to Tekelec beginning April 1, 2007 and ending April 1, 2012. Included in IEX’s operations for the nine months ended September 30, 2006 is revenue and income of $8.25 million from this settlement. The remaining six annual installments of $500,000 each have been assigned by IEX to Tekelec and will be recorded as income in future periods when realized.
Note 3 — Minority Interest in Santera Systems Inc.
     On October 3, 2005, we completed the purchase of all of the shares of capital stock owned by the minority stockholders of Santera Systems Inc. (“Santera”). Prior to that date, the net income and losses of Santera were allocated between Tekelec and the minority stockholders based on their relative interests in the equity of Santera and the related liquidation preferences. This approach required net losses to be allocated first to the Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent net income was allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income was then allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and then to common stock in proportion to their relative ownership interests in the equity of Santera. The losses allocated to the minority interest of Santera for the three and nine months ended September 30, 2005 were computed as follows (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Santera net loss	$4,197	$16,529
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%	62%

Minority interest losses	$2,602	$10,248

Note 4 — Restructuring and Other Costs
     Beginning in 2004 and continuing through 2006, we executed a series of initiatives that we believe will (i) strengthen our competitive position; (ii) reduce our cost structure, improve our operating margins and our overall operating performance; and (iii) better integrate and align our operations. These initiatives include (i) a reduction in personnel employed primarily by or supporting our Switching Solutions Group in Plano, Texas (the “2006 Restructuring”), (ii) the relocation of our corporate headquarters to Morrisville, North Carolina and our Taqua facilities to Plano, Texas (the “Corporate Headquarters and Taqua Relocations”) and (iii) the implementation of a global strategic manufacturing plan (“the Manufacturing Restructuring”). These initiatives are collectively referred to hereafter as the “Restructurings.”
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
     We recorded pre-tax restructuring charges in the nine months ended September 30, 2006 of approximately $3.3 million related to employee severance arrangements entered into in connection with the 2006 Restructuring. All of such severance payments are expected to be paid within a one-year period commencing in the third quarter of 2006.
     The costs expected to be incurred and cumulative costs incurred related to the 2006 Restructuring initiated during the second quarter of 2006 are as follows (in thousands):

	Total Costs	Cumulative Costs
	Expected to be	Incurred through
	Incurred	September 30, 2006
Severance and other costs	$3,298	$3,298
     As a result of the continued losses in our Switching Solutions Group Business Unit (“SSG”), on November 1, 2006 we expanded the scope of the 2006 Restructuring of SSG’s operations which was initiated in the second quarter of 2006. Specifically, as part of our ongoing efforts to align our cost structure with SSG’s current business opportunities, we have further reduced the size of our operations in Plano, Texas through (i) the termination of our employment of 104 employees across SSG and related customer service, operations and other personnel, (ii) the decision not to replace 22 employees who left Tekelec during the third quarter of 2006, and (iii) the termination of approximately 25 contractors.
     In addition, as a result of the relocation of our corporate headquarters to North Carolina from California, our California-based Senior Vice President, Corporate Affairs and General Counsel has decided to resign effective December 31, 2006. We will incur charges under a retention agreement with the General Counsel and are also obligated to pay severance benefits to him under our Executive Officer Severance Plan due to the relocation of our headquarters.
     We currently estimate that we will incur restructuring charges in the fourth quarter of 2006 in the aggregate amount of approximately $4 to $5 million to cover severance and other costs associated with this SSG reduction in force and the resignation of our Senior Vice President, Corporate Affairs and General Counsel.
     Corporate Headquarters and Taqua Relocations
     In April 2005, we announced the relocation of our corporate headquarters from Calabasas, California to our facilities in Morrisville, North Carolina. The relocation provided us a significant opportunity to improve our operations by integrating our finance, accounting, corporate and information technology functions into the business units they support. In October 2005, we entered into an employment severance agreement with our former Chief Executive Officer in connection with his resignation as an executive officer and employee effective January 1, 2006. In connection with this agreement, we incurred approximately $1.6 million in severance costs that have been and will be paid in 2006 in scheduled monthly installments. Also in 2005, we announced the Taqua relocation, which involved the relocation of our Taqua facility from Hyannis, Massachusetts to our Plano, Texas facilities. Both the Corporate Headquarters and Taqua Relocations resulted in employee terminations and relocations and qualify as “Exit Activities” as that term is defined in Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The termination costs include retention bonuses, severance pay and benefit costs extended through the required service period and for up to one year thereafter. Additionally, in the second quarter of 2005, we recorded a one-time charge of $150,000 related to the termination of our lease in Hyannis. Other costs related to the management of the relocation projects and the costs to relocate equipment were expensed as incurred.
     During 2004, we entered into a lease agreement for approximately 22,400 square feet of office space in Thousand Oaks, California through December 2014. During the second quarter of 2005, after being notified by the landlord for this building that it would be unable to deliver possession of the premises in accordance with the lease terms, we terminated the lease. The landlord disputes our right to terminate the lease. As a result of our decision to terminate the lease, we recorded a total charge of $319,000 for the year ended December 31, 2005 comprised of an $87,000 write-off of certain leasehold improvements, $113,000 representing the possible forfeiture of our deposits paid to the landlord and $119,000 of other costs associated with the disputed termination of the lease. In the second quarter of 2006, we recorded $200,000 in other costs related to a revision of our estimate of total costs to be incurred associated with this dispute.
     The costs expected to be incurred and cumulative costs incurred related to the Corporate Headquarters and Taqua Relocations are as follows (in thousands):

		Cumulative Costs
	Total Costs	Incurred through
	Expected to be	September 30,
	Incurred	2006
Severance costs and retention bonuses	$4,835	$4,835
Employee relocation costs	265	265
Facility relocation costs	1,313	1,313
Other(1)	1,336	1,336

Total	$7,749	$7,749

(1)	Consists of costs related to the transition of our corporate headquarters, including recruitment, signing bonuses and training costs related to the hiring of finance and administrative personnel in Morrisville as well as travel costs during the transition period. In addition, other costs include salary costs for duplicative employees during the transition of job responsibilities from employees located in Calabasas to the successor employees in Morrisville. These transition costs were expensed as incurred.
     Manufacturing Restructuring
     In January 2004, we announced the Manufacturing Restructuring, which included the outsourcing of the majority of our manufacturing operations and the relocation of our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. The Manufacturing Restructuring included the elimination of approximately 23 positions during 2004 and one position in 2005, resulting in restructuring costs such as employee severance and relocation costs. This cost reduction initiative resulted in cumulative restructuring charges of approximately $1.8 million through December 31, 2005. The Manufacturing Restructuring resulted in restructuring charges of $100,000 for the nine months ended September 30, 2005. We did not incur any additional costs during the nine months ended September 30, 2006 and do not expect to incur any additional costs related to the Manufacturing Restructuring in the future.

     The following table summarizes the restructuring and related expenses incurred in connection with the restructurings discussed above and the remaining obligations as of and for the nine months ended September 30, 2006 (in thousands):

	Severance
	Costs and	Employee	Facility
	Retention	Relocation	Relocation
	Bonuses	Costs	Costs	Other(1)	Total
Restructuring obligations, December 31, 2005	$3,023	$155	$100	$—	$3,278
Restructuring and related expenses:
Corporate Headquarters and Taqua Relocations	(127)	—	200	41	114
2006 Restructuring	3,298	—	—	—	3,298

Total restructuring and related expenses	3,171	—	200	41	3,412
Cash payments	(4,519)	(155)	—	(41)	(4,715)

Restructuring obligations, September 30, 2006	$1,675	$—	$300	$—	$1,975

(1)	Consists of costs related to the transition of our corporate headquarters including recruitment, signing bonuses and training costs related to the hiring of finance and administrative personnel in Morrisville as well as travel costs during the transition period. In addition, other costs include salary costs for duplicative employees during the transition of job responsibilities from employees located in Calabasas to the successor employees in Morrisville. These transition costs were expensed as incurred.
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
Note 5 — Gain (Loss) on Investments
     In August 2004, following the acquisition of Telica by Lucent Technologies Inc. (“Lucent”), we received freely tradable common stock of Lucent in exchange for our investment in Telica. In the first quarter of 2006, we received an additional 642,610 shares of Lucent that were released from escrow, resulting in a $1.8 million gain upon distribution of these shares. As of September 30, 2006, we continue to hold these shares.
     In December 2004, following the acquisition of Spatial Communications Technologies (“Spatial”) by Alcatel, Santera exercised warrants convertible into 1,363,380 shares of freely tradable Alcatel shares valued at $14.91 per share. During the nine months ended September 30, 2005, Santera sold 1,263,380 Alcatel shares for proceeds of $17.5 million resulting in a realized loss of $1.3 million.
     We may receive up to 185,513 additional shares of Alcatel held in escrow pending the resolution of any acquisition-related indemnification claims made by Alcatel against the former Spatial shareholders. We may recognize additional gains when and if these shares are released from escrow.
Note 6 — Financial Statement Details
     Accounts Receivable, net
     Accounts receivable, net consists of the following:

	September 30,	December 31,
	2006	2005
	(Thousands)
Trade accounts receivable	$138,080	$122,348
Less: Allowance for doubtful accounts and sales returns	6,470	6,559

	$131,610	$115,789

     Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2006	2005
	(Thousands)
Raw materials	$41,446	$32,729
Work in process	8	1,273
Finished goods	12,414	9,904

	$53,868	$43,906

Note 7 — Intangible Assets and Goodwill
     Intangible Assets
     Intangible assets as of September 30, 2006 and December 31, 2005, along with the weighted average useful lives as of September 30, 2006 are as follows:

	September 30,	December 31,
	2006	2005
	(Thousands)
Purchased technology	$35,655	$61,270
Customer relationships	3,368	3,428
Acquired backlog	1,613	1,613
Non-compete contracts	240	640
Service contracts	630	3,520

	41,506	70,471
Less: accumulated amortization	(15,911)	(13,257)

Total intangible assets	$25,595	$57,214

Weighted
Average Life
(in years)
Purchased technology	8.2
Customer relationships	9.7
Acquired backlog	1.5
Non-compete contracts	3.0
Service contracts	5.0
     The identifiable intangible assets are amortized over their estimated useful lives. The estimated future intangibles amortization expense as of September 30, 2006 is as follows:

For the Years Ending December 31,	(Thousands)
2006 (remaining three months)	$1,232
2007	3,850
2008	3,544
2009	3,410
2010	3,316
Thereafter	10,243

Total	$25,595

     During the third quarter of 2006, it became apparent that both revenues and expected orders for the second half of 2006 and fiscal year 2007 related to one of our SSG reporting units, consisting of our Santera and VocalData product lines, would underperform our previous expectations. Accordingly, in connection with our annual budgeting process initiated during the third quarter of 2006, we performed a comprehensive evaluation of the outlook for this reporting unit and the outlook for the markets that are the focus of this reporting unit. As a result of this assessment and the anticipated significant shortfall in forecasted orders for these products in the second half of 2006, we significantly lowered our forecasts of this reporting unit’s future revenues and cash flows. These revised projections indicated that certain identifiable intangible assets acquired as part of the original acquisitions of Santera and VocalData, specifically the purchased technology, may be impaired. We determined that impairment indicators were present within the meaning of SFAS 144, and therefore performed an impairment test during the third quarter of 2006.
     In accordance with SFAS 144, we first determined if the future expected undiscounted cash flows related to the purchased technology were less than the current carrying value of the technology. Applying this initial test, we determined that the cash flows related to the purchased technology within this reporting unit were less than the carrying value, which indicated that an impairment of the purchased technology assets existed. To measure the impairment of the purchased technology, we determined the associated fair value using a discounted cash flow approach. Using this approach, the purchased technology was valued at approximately $1.8 million which, when compared to its carrying value of $27.4 million, indicated an impairment of $25.6 million. Accordingly, we recognized non-cash impairment charges totaling $25.6 million in the third quarter of 2006. This charge is reflected in our consolidated statement of operations as “Impairment of purchased technology” within cost of sales.
     Goodwill
     As required by SFAS 142, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of certain events in accordance with the provision of SFAS 142. The testing for recoverability of the purchased technology acquired as part of the original acquisitions of Santera and VocalData discussed above is a triggering event under SFAS 142. The impairment of the purchased technology, coupled with a significant shortfall in orders for the second half of 2006 compared to our earlier expectations, resulted in a significantly lowered forecast for the reporting unit’s future revenues and cash flows. Accordingly, we tested the goodwill related to the reporting unit within SSG that is comprised of Santera and Vocal Data for impairment as of August 1, 2006. As a result of this testing, we recorded a non-cash charge of $75.0 million related to the impairment of the goodwill associated with this reporting unit in the third quarter of 2006. We determined the amount of this charge using an estimate of the fair value of the reporting unit. This fair value estimate was calculated using (i) a discounted cash flows approach and (ii) market multiples based on revenues.
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows (in thousands):

	Network	Switching	Communications
	Signaling	Solutions	Software
	Group	Group	Solutions Group	Total
Balance as of December 31, 2005	$3,361	$89,448	$23,515	$116,324
Purchase price adjustments relating to acquisitions(1)	—	(442)	—	(442)
Impairment of goodwill	—	(75,000)	—	(75,000)

Balance as of September 30, 2006	$3,361	$14,006	$23,515	$40,882

(1)	Consists primarily of a purchase price adjustment related to our September 2004 acquisition of VocalData, Inc. (“VocalData”). In January 2006, we reached an agreement to settle certain outstanding escrow claims with the former stockholders of VocalData. This agreement resulted in 29,686 shares of our common stock being released to us from escrow in satisfaction of a working capital adjustment claim. These shares were then immediately cancelled. The amount attributable to the shares has been calculated based upon the original fair market value of the shares assumed as part of the original purchase price allocation and is being treated as a reduction in the total consideration paid for VocalData, effectively reducing the amount of goodwill recognized as part of the acquisition.
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
     We monitor our exposure to foreign currency fluctuations on a monthly basis. We enter into multiple forward contracts throughout a given month to match and mitigate our changing exposure to foreign currency fluctuations. Our exposure to foreign currency fluctuations is principally due to receivables generated from sales denominated in foreign currencies. Our exposure fluctuates as we generate new sales in foreign currencies and as existing receivables related to sales in foreign currencies are collected. Our foreign currency forward contracts generally have terms of one month or less and typically end on the last fiscal day of any given month. We then immediately enter into new foreign currency forward contracts. As of September 30, 2006, we had four foreign currency contracts; one to sell 15.9 million Euros, one to sell 29.2 million Brazilian Reais, one to sell 800,000 Australian Dollars and one to sell 200,000 New Zealand Dollars. As of December 31, 2005, we had four foreign currency contracts; one to sell 584,770 Australian Dollars, one to sell 16.3 million net Euros, one to sell approximately 15.5 million Brazilian Reais and one to sell approximately 1.0 million Canadian Dollars. For the three months ended September 30, 2006 and 2005, our (losses) gains from foreign currency forward contracts were approximately $(163,000) and $258,000, respectively. For the nine months ended September 30, 2006 and 2005, our (losses) gains from foreign currency forward contracts were approximately $(2.5 million) and $2.0 million, respectively. These gains (losses) were generally offset by the remeasurement gain or loss on the underlying receivables. We plan to continue to use foreign currency forward contracts to manage foreign currency exchange risks in the future.

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
     The income tax provision (benefit) on continuing operations for the three months ended September 30, 2006 and 2005 were approximately $(8.3) million and $(2.8) million, respectively, and for the nine months ended September 30, 2006 and 2005 were approximately $(16.0) million and $7.2 million, respectively. The Effective Rates on continuing operations for the three months ended September 30, 2006 and 2005 were 9% and 21%, respectively, and for the nine months ended September 30, 2006 and 2005 were 14% and 202%, respectively.
     The Effective Rate on continuing operations for the nine months ended September 30, 2006, excluding the impact of accounting for discontinued operations (net of tax), the non-deductible impairment of Goodwill (as described in Note 7) and certain items treated as discrete in the second and third quarters of 2006, was 35%. A reconciliation of the statutory rate of 35% to the Effective Rate of 14% on continuing operations for the nine months ended September 30, 2006 is as follows (in thousands, except percentages):

Pre-tax loss	$(118,068)

Tax benefit at statutory rate	(41,324)	35%
Impairment of goodwill	26,250	(22)%
Tax credits and deductions	(3,322)	3%
Other, including discrete items	2,379	(2)%

Total	$(16,017)	14%

     The Effective Rate on continuing operations for the three months ended September 30, 2006 of 9% resulted primarily from (1) the cumulative effect of a change in the estimated annual Effective Tax Rate of 36% in the second quarter of 2006 to 35% in the third quarter of 2006, (2) the non-deductible impairment of Goodwill recorded in the third quarter of 2006 and (3) certain discrete items recognized in the third quarter of 2006. The Effective Rate for the three and nine months ended September 30, 2005 reflects the effects of non-deductible acquisition-related costs such as acquired in-process research and development, the non-deductible losses of Santera and the impact of accounting for discontinued operations (net of tax). Excluding the effects of these items, an Effective Rate of 35% was applied to income from operations for the three and nine months ended September 30, 2005.
     We have net deferred tax assets of approximately $99.9 million as of September 30, 2006. As stated above, realization of these assets is dependent on our generation of future taxable income. Although realization is not assured, we believe that it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.
Note 10 — Lines of Credit, Notes Payable and Long-Term Convertible Debt
     As of September 30, 2006, we had a $30.0 million line of credit collateralized by a pledged investment account held with an intermediary financial institution. As of September 30, 2006 and December 31, 2005, there were no outstanding borrowings under this facility; however, at both September 30, 2006 and December 31, 2005, we had utilized approximately $200,000 of the facility to secure a letter of credit. This credit facility bears interest at, or in some cases below, the lender’s prime rate (8.25% at September 30, 2006), and expires on December 15, 2006, if not renewed. In the event that we borrow against this line, we will maintain collateral in the amount of the borrowing in the pledged investment account. The commitment fees paid on the unused line of credit are not significant. Under the terms of this credit facility, we are required to maintain certain financial covenants. As of September 30, 2006, we were in compliance with the terms and covenants of the credit facility.
     As of September 30, 2006, we have $125 million outstanding of our 2.25% Senior Subordinated Convertible Notes due 2008 (the “Notes”). The Notes mature on June 15, 2008, and are convertible prior to the close of business on their maturity date into shares of our common stock at a conversion rate of 50.8906 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The Notes carry a cash interest (coupon) rate of 2.25%, payable on June 15 and December 15 of each year, commencing on December 15, 2003. Interest expense, excluding amounts relating to the amortization of related deferred financing costs, was approximately $700,000 for both the three months ended September 30, 2006 and 2005 and approximately $2.1 million for both the nine months ended September 30, 2006 and 2005. The Notes carry no financial covenants, no restrictions on the paying of dividends and no restrictions concerning additional indebtedness.
Note 11 — Commitments and Contingencies
   Indemnities, Commitments and Guarantees
     In the normal course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to our customers in connection with the sale of our products and licensing of our technology, indemnities for liabilities associated with the infringement of other parties’ technology based upon our products and technology, guarantees of timely performance of our obligations, indemnities related to the reliability of our equipment, and indemnities to our directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and, in certain cases, is indefinite. Many of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded a liability for these indemnities, commitments or guarantees in the accompanying balance sheets because future payment is not probable.
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
     On April 10, 2006, Bouygues Telecom served responses to our first set of interrogatories. In the responses, Bouygues Telecom contends, among other things, that its estimated damages are at least $105.7 million, not including interest, punitive damages, and attorneys’ fees or costs. In connection with a recent deposition on Bouygues’ claimed damages, Bouygues provided a claim summary that suggested that its alleged damages range from $126.5 million to $179.4 million.
     A hearing on the pending motions was held on April 26, 2006, and the Magistrate Judge submitted a Memorandum to the District Court on May 26, 2006, recommending that the Court dismiss Bouygues’ promissory estoppel and alter ego claims. The Magistrate Judge recommended against dismissing the other claims, including the tort claims. We submitted a written objection to the Magistrate Judge’s proposed findings and recommendations on June 15, 2006, and Bouygues responded to our objection on July 3, 2006. On August 9, 2006, the District Court entered an order adopting the recommendations of the Magistrate Judge with some modifications.
     The parties participated in a court-ordered mediation on May 31, 2006, but did not resolve the litigation at that time.
     Both parties began conducting depositions in early June. The Court set an August 1, 2006 cut-off date for fact discovery, but on August 1, 2006, pursuant to a joint motion of the parties, the Court modified its case management order by extending the time for responses to outstanding written discovery until August 24, 2006, and extending the deadline for expert reports from August 2, 2006 to August 11, 2006.
     On July 31, 2006, we filed a motion to extend the discovery schedule and the Magistrate Judge entered an order on August 29, 2006 extending the fact discovery period through October 4, 2006.
     On October 4, 2006, we filed a motion seeking summary judgment in our favor with respect to all claims, and Bouygues filed a motion seeking summary judgment in its favor with respect to a particular issue. Both parties also filed motions to exclude certain testimony and expert reports offered by the other party in the case.
     On October 13, 2006, the Court issued an order postponing the beginning of the trial until February 12, 2007.
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
Note 12 — Stock-Based Compensation
Overview of Stock-Based Compensation Plans
     As of September 30, 2006, excluding our employee stock purchase plan, we have five stock-based employee compensation plans with a maximum term of ten years (the “Plans”). Under the Plans there are approximately 36.8 million shares of our common stock authorized for issuance, of which approximately 2.1 million are available for issuance as of September 30, 2006. The terms of equity-based instruments granted under the Plans are determined at the time of grant, such instruments generally vest ratably over one to four year periods, and the strike price on options and stock-settled stock appreciation rights may not be less than the fair market value per share on the date of grant. Incentive stock options, nonstatutory stock options, stock-settled stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”) can be issued under the Plans.
     We also sponsor an employee stock purchase plan. The Amended and Restated Tekelec 2005 Employee Stock Purchase Plan (the “2005 ESPP”), under which 1.5 million shares of our common stock have been authorized for issuance, was approved by our shareholders in May 2005. The 2005 ESPP provides for an automatic annual increase in the number of shares authorized and reserved for issuance thereunder on each August 1 during its ten-year term. Each such increase is equal to the lesser of (a) 500,000 shares, (b) a number of shares equal to 1% of the number of outstanding shares of our common stock as of the date of the increase and (c) an amount determined by our Board of Directors. Under the 2005 ESPP as originally approved by the shareholders in May 2005, eligible employees could authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock at 85% of the lower of the market price per share at (i) the beginning of the 24-month offering period or (ii) the end of each six-month purchase period within the 24-month offering period. On June 26, 2006, the Company’s Board of Directors amended and restated the 2005 ESPP to (i) eliminate the 24-month offering periods and instead provide for consecutive six-month offering periods commencing with the offering period starting on August 1, 2006, (ii) provide that the offering period that commenced February 1, 2006 would terminate on July 31, 2006 and (iii) reduce the required 90-day holding period of shares acquired under such plan to 30 days. Under SFAS 123R, the amendment to the terms of the 2005 ESPP is treated as a modification of awards under the 2005 ESPP and as a result, $2.6 million of previously unrecognized compensation cost related to the original award will be recognized over the six-month offering period beginning August 1, 2006.
     Upon the exercise of stock options or stock-settled stock appreciation rights, the exercise of the right to purchase shares under our employee stock purchase plan or vesting of restricted stock units, we issue new shares of our common stock. Currently, we do not anticipate repurchasing shares to provide a source of shares for our awards of stock-based compensation.
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
     SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three and nine months ended September 30, 2006 such that expense was recorded only for those stock-based awards that are expected to vest.
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
     Total stock-based compensation recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2006 is as follows (in thousands):

	Option and
	SAR Grants
	and Stock	Restricted Stock
Income Statement Classifications	Purchase Rights	and RSUs	Total
Three months ended September 30, 2006:
Cost of goods sold	$1,138	$20	$1,158
Research and development	3,673	16	3,689
Sales and marketing	1,584	57	1,641
General and administrative	1,670	656	2,326

Total continuing operations	8,065	749	8,814
Discontinued operations	—	—	—

Total	$8,065	$749	$8,814

Nine months ended September 30, 2006:
Cost of goods sold	$3,415	$20	$3,435
Research and development	10,861	16	10,877
Sales and marketing	5,146	57	5,203
General and administrative	4,769	1,426	6,195

Total continuing operations	24,191	1,519	25,710
Discontinued operations	997	—	997

Total	$25,188	$1,519	$26,707

     Total stock-based compensation recognized in accordance with APB 25 in our consolidated statements of operations for the three and nine months ended September 30, 2005 is as follows (in thousands):

	Option Grants
	and Stock
	Purchase	Restricted Stock
Income Statement Classifications	Rights	and RSUs	Total
Three months ended September 30, 2005:
Cost of goods sold	$199	$1	$200
Research and development	—	29	29
Sales and marketing	—	—	—
General and administrative	—	802	802

Total	$199	$832	$1,031

Nine months ended September 30, 2005:
Cost of goods sold	$267	$1	$268
Research and development	220	(45)	175
Sales and marketing	—	—	—
General and administrative	408	1,846	2,254

Total	$895	$1,802	$2,697

     The following is a reconciliation of our earnings as previously reported to the earnings that we would have reported for the three and nine months ended September 30, 2005 if we had previously followed the fair value recognition method in accounting for our stock-based compensation arrangements (in thousands, except per share data):

	Three	Nine
	Months	Months
	Ended	Ended
	September 30, 2005
Stock-based compensation, net of tax:
As reported	$670	$1,753
Additional stock-based compensation expense determined under the fair value method	4,399	13,559

Pro forma	$5,069	$15,312

Net income:
As reported	$(4,078)	$14,182
Less: additional stock-based compensation expense determined under the fair value method, net of tax	(4,399)	(13,559)

Pro forma	$(8,477)	$623

Earnings per share-basic:
As reported	$(0.06)	$0.22
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.07)	(0.21)

Pro forma	$(0.13)	$0.01

Earnings per share-diluted:
As reported	$(0.06)	$0.21
Less: per share effect of additional stock-based compensation expense determined under the fair value method, net of tax	(0.07)	(0.20)

Pro forma	$(0.13)	$0.01

Weighted average number of shares outstanding:
Basic	66,113	65,811
Diluted	66,113	67,512

     The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was approximately $2.6 million and $361,000 for the three months ended September 30, 2006 and 2005, respectively, and was approximately $8.3 million and $944,000 for the nine months ended September 30, 2006 and 2005, respectively. No compensation cost was capitalized as part of inventory or fixed assets during the three and nine months ended September 30, 2006 or 2005.
     For the three months ended September 30, 2006 and 2005, cash received from the exercise of awards under all share-based payment arrangements including our employee stock purchase plans was approximately $6.9 million and $6.3 million, respectively. For the nine months ended September 30, 2006 and 2005, cash received from the exercise of awards under all share-based payment arrangements including our employee stock purchase plans was approximately $10.8 million and $9.6 million, respectively. The actual tax benefit realized for the tax deduction from the exercise of options under share-based payment arrangements totaled $1.0 million and $1.5 million for the three months ended September 30, 2006 and 2005, respectively, and $1.4 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively.
     As of September 30, 2006, there was approximately $57.9 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to our non-vested share-based payment arrangements (i.e., stock options, SARs, RSUs, ESPP shares, etc.). Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. This cost is expected to be recognized over a weighted-average period of approximately 2.1 years.
Determination of and Assumptions Used in Option-Pricing Model
     To determine the grant date fair value of our stock option and SAR awards and rights of purchase under our employee stock purchase plan we currently use the Black-Scholes option-pricing model. The use of this model requires us to make a number of subjective assumptions. The following addresses each of these assumptions and describes our methodology for determining each assumption:
Expected Life
     In determining the appropriate expected life of our stock options and SARs, we segregate our grantees into categories principally based upon employee levels that are expected to be indicative of similar option related behavior. We then estimate the expected useful lives for each of these categories giving consideration to (i) the weighted average vesting periods, (ii) the contractual lives of the stock options and SARs, (iii) the relationship between the exercise price and the fair market value of our common stock, (iv) expected employee turnover, (v) the expected future volatility of our common stock, and (vi) past and expected exercise behavior, among other factors.
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
     We do not currently calculate a discount for any post-vesting restrictions to which our awards may be subject.
     The weighted average assumptions used to value option and SAR grants for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected term (in years)	3.73	3.3	3.73	3.3
Expected volatility	38.1%	60.0%	38.1%	60.0%
Risk free interest rate	4.88%	4.09%	4.88%	3.93%
Expected dividend yield	0%	0%	0%	0%

     The assumptions used to value purchase rights granted under our employee stock purchase plan for the nine months ended September 30, 2006 and 2005 are as follows:

	2006	2005
Expected term (in years)	0.5 - 2.0	0.5
Expected volatility	32.0 - 39.0%	60.0%
Risk free interest rate	4.0 - 5.2%	3.6%
Expected dividend yield	0%	0%
Stock-based Compensation Activity
     The following table sets forth the summary of option and SAR activity under our Plans for the nine months ended September 30, 2006 (shares and dollars in thousands):

		Weighted	Weighted
		Average	Average
		Exercise Price	Remaining	Aggregate
		per	Contractual Life	Intrinsic
	Shares	Share	(in years)	Value
Outstanding at December 31, 2005	23,163	$17.17
Options and SARs granted	1,772	$11.90
Options exercised	(884)	$8.47
Options cancelled/forfeited/expired	(3,691)	$18.53

Outstanding at September 30, 2006	20,360	$16.85	3.95	$12,167

Vested and expected to vest at September 30, 2006(1)	19,582	$16.92	3.88	$11,839

Exercisable at September 30, 2006	13,986	$17.60	3.33	$9,226

(1)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the aggregate difference between the closing sales price of our common stock on September 30, 2006 of $12.96 and the exercise price for in-the-money options and SARs) that would have been received by the holders if all instruments had been exercised on September 30, 2006. The total intrinsic value of options exercised in the three and nine months ended September 30, 2006 was $2.8 million and $4.0 million, respectively. The weighted average grant date fair value of options and SARs granted in both the three and nine months ended September 30, 2006 was $4.19 per option. The weighted average grant date fair value of options granted in the three and nine months ended September 30, 2005 was $8.41 and $7.60 per option, respectively.
     As of September 30, 2006, there was $44.5 million of unrecognized compensation cost related to unvested stock options and SARs, which is expected to be recognized over a weighted average period of 2.0 years. As discussed above, our current practice is to issue new shares to satisfy option and SAR exercises.
     On February 16, 2006, in connection with our 2006 restatement of certain prior period financial statements, we initiated a “blackout” period, whereby we prohibited our option holders from exercising their stock options. In response to this blackout, we modified certain employee stock option awards in order to provide option holders with an opportunity to exercise or realize the benefit of their fully vested awards that, as a result of the blackout, otherwise were expected to contractually expire unexercised. In total, stock option awards held by 43 current or former employees to purchase in aggregate 282,074 shares of our common stock were modified. Stock option awards to purchase 56,755 of such shares of our common stock were modified to provide for a cash payment based upon the intrinsic value of the awards calculated using an average fair market value of our common stock for a ten-day period beginning immediately following the end of the blackout period. Stock option awards to purchase 225,319 of such shares of our common stock, including awards to purchase 146,875 shares of our common stock held by our former Chief Executive Officer, were modified to extend the contractual life of the awards outside of the expected end of the blackout period. Due to these modifications, we incurred approximately $217,000 of incremental compensation expense in March 2006, of which $169,000 related to awards to be settled in cash and the remaining $48,000 related to awards in which the contractual life was extended. The awards to be settled in cash were settled or expired in the third quarter of 2006.
     In addition to the March 2006 modifications discussed above, on July 6, 2006, we modified certain other employee stock option awards in order to provide those option holders with an opportunity to exercise or realize the benefit of their fully vested awards that, as a result of the blackout, otherwise were expected to contractually expire unexercised. In this modification, stock option awards held by 12 current or former employees to purchase in aggregate 61,729 shares of our common stock were modified. Stock option awards to purchase 25,391 of such shares of our common stock were modified to provide for a cash payment based upon the intrinsic value of the awards calculated using an average fair market value of our common stock for a ten-day period beginning immediately following the end of the blackout period. Stock option awards to purchase 36,338 of such shares of our common stock were modified to extend the contractual life of the awards outside of the expected end of the blackout period. Due to these additional modifications, we incurred approximately $134,000 of incremental compensation expense in July 2006, of which $128,000 related to awards to be settled in cash and the remaining $6,000 related to awards in which the contractual life was extended. The awards to be settled in cash were settled or expired in the third quarter of 2006.
     The following table summarizes information about stock options and SARs outstanding at September 30, 2006 (shares in thousands):

	Options and SARs Outstanding			Options and SARs Exercisable
	Number			Number
	Outstanding	Wgtd. Avg.		Exercisable as
	as of	Remaining	Wgtd. Avg.	of	Wgtd. Avg.
	September 30,	Contractual	Exercise	September 30,	Exercise
Range of Exercise Price	2006	Life (in years)	Price	2006	Price
$ 0.01 to 10.88	2,140	3.22	$8.53	1,893	$8.54
11.00 to 12.56	2,029	5.55	11.91	315	11.63
12.70 to 12.70	2,153	3.09	12.70	1,694	12.70
12.94 to 16.73	2,618	3.79	15.38	1,587	15.42
16.74 to 17.80	2,919	4.55	17.46	1,187	17.41
17.94 to 18.76	1,559	3.91	18.30	983	18.31
18.80 to 18.80	2,093	3.43	18.80	1,523	18.80
19.21 to 21.25	2,106	4.08	19.72	2,089	19.72
21.47 to 25.31	2,304	3.79	24.57	2,276	24.56
25.38 to 2,739.21	439	4.11	36.41	439	36.41

Total	20,360	3.95	$16.85	13,986	$17.60

     The following table sets forth a summary of RSU activity under our Plans for the nine months ended September 30, 2006 (shares in thousands):

		Weighted Average
	Shares	Grant Date Fair Value
As of December 31, 2005	359	$16.39
Awarded	686	11.96
Released	(49)	14.36
Forfeited	(9)	11.96
As of September 30, 2006	987	13.46
     As of September 30, 2006, there was $11.6 million of unrecognized compensation cost related to unvested restricted stock and RSU awards, which is expected to be recognized over a weighted average period of 2.8 years.
     The following table sets forth a summary of employee withholding and purchase activity related to our employee stock purchase plan for the nine months ended September 30, 2006:

Dollar Value in
Thousands
As of December 31, 2005	$1,764
Employee withholdings net of employee withdrawals or forfeitures	2,317
Employee purchases of common stock	(3,296)
As of September 30, 2006	$785

     Based upon 85% of the lower of the market price per share at the beginning of the current offering period of $10.27 on August 1,

2006 and our stock price as of September 30, 2006 of $12.96, approximately 90,000 shares could be purchased based upon employee withholdings as of September 30, 2006. As of September 30, 2006, there was $1.8 million of unrecognized compensation cost related to our employee stock purchase plan. As discussed above, on June 26, 2006, the Company’s Board of Directors amended and restated the 2005 ESPP to (i) eliminate the 24-month offering periods and instead provide for consecutive six-month offering periods commencing with the offering period starting on August 1, 2006 and (ii) provide that the current offering period that commenced February 1, 2006 will terminate on July 31, 2006. This amendment is treated as a modification of the original award under SFAS 123R and as a result, $2.6 million of unrecognized compensation cost as of July 31, 2006 is being charged to expense ratably over the term of the current six-month offering period (which runs from August 1, 2006 through January 31, 2007). The ultimate number of shares to be purchased and the expense to be recognized under our employee stock purchase plan will vary based upon, among other factors, fluctuations in the fair market value of our common stock and employee participation levels.
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
     Transfers between operating groups are made at prices reflecting market conditions. The allocation of revenues from external customers by geographical area is determined by the destination of the sale.
     Revenues and income (loss) from operations for each of our operating segments are as follows (in thousands):

	Revenues		Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Network Signaling Group	$120,958	$63,837	$272,992	$230,915
Switching Solutions Group	20,882	36,300	80,904	96,816
Communications Software Solutions Group	13,339	8,619	45,255	21,573
Intercompany Eliminations	—	(388)	—	(1,427)

Total net revenues	$155,179	$108,368	$399,151	$347,877

	Income (Loss) from		Income (Loss) from
	Operations		Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Network Signaling Group	$55,455	$18,815	$105,887	$100,521
Switching Solutions Group	(29,194)	(10,303)	(65,656)	(34,048)
Communications Software Solutions Group	(5,494)	(4,954)	(6,000)	(14,554)
General Corporate(1)	(118,648)	(16,940)	(157,545)	(47,879)

Total income (loss) from operations (2)	$(97,881)	$(13,382)	$(123,314)	$4,040

(1)	General Corporate includes acquisition-related charges and amortization of $1,756 and $2,461 for the three months ended September 30, 2006 and 2005, respectively, and $6,004 and $7,807 for the nine months ended September 30, 2006 and 2005, respectively, as well as other corporate expenses not specifically allocated to operating segments or specifically used by operating segment management to evaluate segment performance. General Corporate also includes the writeoff of purchased technology and goodwill totaling $100.6 million in both the three and nine months ended September 30, 2006.

(2)	Income (loss) from operations for the three and nine months ended September 30, 2006 have been reduced by $8.8 million and $25.7 million, respectively, of stock compensation as the result of the adoption of SFAS 123R. The following table reflects the stock compensation expense included above (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Network Signaling Group	$2,222	$222	$7,215	$222
Switching Solutions Group	3,901	228	11,194	919
Communications Software Solutions Group	706	428	2,152	1,284
General Corporate	1,985	153	5,149	272

Total stock-based compensation	$8,814	$1,031	$25,710	$2,697

Enterprise-Wide Disclosures
     The following table sets forth, for the periods indicated, revenues from external customers by principal product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Network Signaling Group	$120,958	$63,837	$272,992	$230,915
Switching Solutions Group	20,882	36,300	80,904	96,816
Communications Software Solutions Group	13,339	8,231	45,255	20,146

Total net revenues	$155,179	$108,368	$399,151	$347,877

     We conduct business in a number of foreign countries and are organized into three geographic territories. The three territories are: (1) North America, comprised of the United States and Canada, (2) “EAAA,” comprised of Europe and the Middle East, Asia Pacific (including China and India), Africa and Australia and (3) “CALA,” comprised of the Caribbean and Latin America, including Mexico. Prior to the third quarter of 2006, EAAA was presented as two separate geographic territories, (i) Europe, the Middle East and Africa and (ii) Asia Pacific (including China and India). The following table sets forth, for the periods indicated, revenues from external customers by geographic territory (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
North America (1)	$90,375	$75,241	$270,564	$265,855
EAAA	34,806	23,985	66,842	60,966
CALA	29,998	9,142	61,745	21,056

Total	$155,179	$108,368	$399,151	$347,877

(1)	North America includes revenues in the United States of $85,069 and $74,233 for the three months ended September 30, 2006 and 2005, respectively, and $254,367 and $252,560 for the nine months ended September 30, 2006 and 2005, respectively.
     The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment, investment in a privately held company and other assets by geographic area (in thousands):

	September 30,	December 31,
	2006	2005
United States	$54,068	$50,191
Other	3,451	3,652

Total	$57,519	$53,843

     Sales to Alcatel accounted for 6% and 26% of our revenues for the three months ended September 30, 2006 and 2005, respectively, and were made by our Switching Solutions Group. Sales to Alcatel accounted for 11% and 20% of our revenues for the nine months ended September 30, 2006 and 2005, respectively, and were made by our Switching Solutions Group.
     For the three and nine months ended September 30, 2006, sales to the combined company formed by the merger of AT&T Wireless and Cingular accounted for 15% and 12% of our revenues, respectively, and included sales from our Network Signaling Group and Communications Software Solutions Group. For the nine months ended September 30, 2005, sales to this combined company accounted for 21% of our revenues and consisted of sales from our Network Signaling Group.
Note 14 — Earnings Per Share — Continuing Operations
     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) from continuing operations per share computations for the three and nine months ended September 30, 2006 and 2005:

	Net Income
	(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Thousands, except per share data)
For the Three Months Ended September 30, 2006:
Basic loss from continuing operations per share	$(87,517)	67,283	$(1.30)
Effect of dilutive securities	—	—
Effect of “if-converted” method applied to Convertible Notes	—	—

Diluted loss from continuing operations per share	$(87,517)	67,283	$(1.30)

For the Three Months Ended September 30, 2005:
Basic loss from continuing operations per share	$(7,551)	66,113	$(0.11)
Effect of dilutive securities	—	—
Effect of “if-converted” method applied to Convertible Notes	—	—

Diluted loss from continuing operations per share	$(7,551)	66,113	$(0.11)

For the Nine Months Ended September 30, 2006:
Basic loss from continuing operations per share	$(102,051)	67,016	$(1.52)
Effect of dilutive securities	—	—
Effect of “if-converted” method applied to Convertible Notes	—	—

Diluted loss from continuing operations per share	$(102,051)	67,016	$(1.52)

For the Nine Months Ended September 30, 2005:
Basic earnings from continuing operations per share	$6,628	65,811	$0.10
Effect of dilutive securities	—	2,231
Effect of “if-converted” method applied to Convertible Notes	—	—

Diluted earnings from continuing operations per share	$6,628	68,042	$0.10

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Thousands)		(Thousands)
Weighted average stock options excluded due to the exercise price exceeding the average fair value of our common stock during the period	18,167	9,936	17,888	12,506
Weighted average stock options, restricted stock units and restricted stock, calculated using the treasury stock method, that were excluded due to the reporting of a net loss for the period	770	2,709	1,404	—
Shares issuable upon conversion of our long-term convertible debt	6,361	6,361	6,361	6,361

Total common stock equivalents excluded from diluted net income (loss) per share computation	25,298	19,006	25,653	18,867

     There were no transactions subsequent to September 30, 2006, which, had they occurred prior to October 1, 2006, would have changed materially the number of shares in the basic or diluted earnings (loss) from continuing operations per share computations.

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
     Our corporate headquarters are located in Morrisville, North Carolina with research and development facilities and sales offices throughout the world. We generate revenues from our products and services in three geographic regions: North America, comprised of the United States and Canada; “EAAA,” comprised of Europe, the Middle East, Asia Pacific (including India and China), Africa and Australia; and “CALA,” the Caribbean and Latin America, including Mexico.
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
     Switching Solutions Group, or SSG. The switching portion of a network carries and routes the actual voice or data comprising a “call.” Our Switching Solutions Group is focused primarily on creating and enhancing next-generation voice switching products and services for both traditional circuit-based applications and newer packet-based applications. In a traditional circuit-based application, electronic signals carrying a voice message traverse the network following a dedicated path, or circuit, from one user to the other. Packet-based switching, however, breaks down the voice message into packets. These packets then individually traverse the network, often taking separate paths, and are then reassembled on the other side of the network prior to delivery to the recipient. Packet-based switching may utilize one of many protocols, the most common of which are Asynchronous Transfer Mode (“ATM”) and Internet Protocol (“IP”). Voice transported using the IP is often referred to as Voice over IP (“VoIP”). We offer switching products and services that help network service providers migrate their network infrastructure from circuit-based technology to packet-based technology. In addition, we offer a suite of professional services that includes network design and capacity planning, as well as installation and cutover services.
     Communications Software Solutions Group, or CSSG. Our Communications Software Solutions Group is focused on providing network-related intelligence products and services to telecommunications operators. These products and services enable operators to monitor their service and network performance by accessing and analyzing critical business data such as call volumes, subscriber behavior and traffic types and volumes. As part of our communications software portfolio, we offer call management, revenue assurance, monitoring, network optimization, quality of service and marketing intelligence applications. In addition, as more network providers transition from circuit to packet technology, we offer products and services that enable operators to monitor their service and network performance during the transition, helping to speed up the implementation of packet networks and lower certain of their risks associated with the transition.
Discontinued Operations
     On April 27, 2006, we entered into a Stock Purchase Agreement (the “Agreement”) pursuant to which we agreed to sell to NICE-Systems Ltd. (or its subsidiary) all of the outstanding shares of capital stock of IEX Corporation (the “IEX Shares”), our then wholly owned subsidiary (“IEX”). The sale price for the IEX Shares was approximately $200.0 million in cash, and was subject to a post- closing adjustment based on the working capital of IEX as of the closing date. The closing of the sale of the IEX Shares occurred on July 6, 2006, resulting in estimated total proceeds of $201.5 million and a pre-tax gain of approximately $200.1 million ($177.5 million after tax) in the three months ended September 30, 2006.
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
     IEX is classified as discontinued operations in our unaudited condensed consolidated financial statements, and its results of operations, financial position and cash flows are separately reported for all periods presented. Summarized financial information for IEX is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$—	$12,612	$36,113	$34,694

Income (loss) from operations of discontinued operations before provision for income taxes	(1,062)	5,540	18,587	12,048
Provision for income taxes	(383)	2,067	6,691	4,494

Income (loss) from operations of discontinued operations, net of income taxes	(679)	3,473	11,896	7,554
Gain on sale of discontinued operations, net of taxes	177,458	—	177,458	—

Income from discontinued operations, net of taxes	$176,779	$3,473	$189,354	$7,554

     As more fully described in Note 11 to the accompanying unaudited condensed consolidated financial statements, in April 2006 IEX settled litigation with Blue Pumpkin Software, Inc. (“Blue Pumpkin”). Pursuant to the settlement agreement, each party granted to the other a release and cross-license of the patents asserted in the lawsuits. Blue Pumpkin made a balancing license payment to IEX in the amount of $8.25 million on April 7, 2006, and Blue Pumpkin is obligated to make six additional annual payments of $500,000 each to Tekelec beginning April 1, 2007 and ending April 1, 2012. Included in IEX’s operations for the nine months ended September 30, 2006 is revenue and income of $8.25 million from this settlement. The remaining six annual installments of $500,000 have been assigned by IEX to Tekelec and will be recorded as income in future periods as realized.
Internal Controls and Corporate Governance
     As discussed further in Item 4 of Part I of this Quarterly Report on Form 10-Q, in the course of our testing of our internal control over financial reporting as of December 31, 2005, we determined that one material weakness, as defined in the professional accounting literature, in our internal control over financial reporting existed as of December 31, 2005. This material weakness relates to the lack of effective controls over the establishment, review and evaluation of the adequacy of our accounting policies and procedures related to revenue recognition, particularly Statement of Position 97-2 “Software Revenue Recognition” and related interpretations thereof. As discussed further in Item 4, we believe the relocation of our corporate headquarters and accompanying transition to a new finance and accounting team during 2005, among other factors, significantly improved our internal control over financial reporting. Further, during the three and nine months ended September 30, 2006, we completed the following remedial actions:
•	issued a comprehensive revenue recognition policy that was implemented worldwide to ensure proper revenue recognition in accordance with SOP 97-2;

•	improved the quantity and quality of the staffing within our newly formed centralized revenue group;

•	implemented new controls to help ensure products are shipped under approved customer arrangements and any non-standard terms and conditions are reviewed and approved by an appropriate level within our Company, in part, to help ensure that revenue associated with customer transactions is properly recognized;

•	implemented new quality control procedures related to the assessment of customer contracts, including implementing (i) standard templates for assessing revenue recognition, (ii) multiple reviews by management of customer contracts and related files supporting revenue recognition, and (iii) detailed reviews and reconciliation of our deferred revenue and backlog schedules to ensure completeness and accuracy;

•	instituted processes and additional review procedures to help ensure the proper recognition of revenue based on a comparison of forecasted revenue against actual revenues; and

•	implemented a new quarterly certification process in which all sales personnel certify that all terms in a customer arrangement have been provided to the appropriate personnel in accounting for consideration.

     The above remedial actions are in addition to the remedial measures implemented prior to the third quarter of 2006, such as:
•	the appointment of a new Chief Financial Officer in April 2005 and a new Corporate Controller and principal accounting officer in May 2005, each of whom brings significant knowledge and practical experience to his position, especially concerning revenue recognition under SOP 97-2 and financial accounting and disclosure matters;

•	the inclusion of the Corporate Controller in the review cycle of all significant customer transactions. We believe the additional level of review of our significant revenue transactions will help ensure that our customer transactions are properly accounted for in accordance with SOP 97-2; and

•	the institution of targeted training classes and education opportunities for our finance group, including training classes on SOP 97-2 conducted by a revenue recognition specialist from the national office of one of the “Big Four” accounting firms (which was a firm other than our independent auditors) and multiple internal training sessions led by our Corporate Controller.
     Due primarily to the fact that there have not been a sufficient number of periods during which the above remedial actions were fully implemented to adequately and completely test the effectiveness of such actions, we cannot conclude whether the material weakness that existed at December 31, 2005 has been remediated. Management is in the process of testing the above controls implemented in the third quarter of 2006 and new controls previously implemented in the first half of 2006 to ensure that the controls are effective in remediating the material weakness that existed at December 31, 2005. We believe that we have made significant progress towards remediating this material weakness and are not aware of any additional controls that are required to be implemented in order to remediate the material weakness. We currently expect to complete the testing of these new controls during the fourth quarter of 2006 and adjust our controls, if necessary, to ensure the effectiveness of or internal and disclosure controls.
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
     In addition to striving to maintain effective internal control over financial reporting, we follow high professional standards in measuring and reporting our financial performance. Specifically, we have adopted a code of conduct for all of our employees that requires a high level of professionalism and ethical behavior. We believe that our accounting policies are prudent and provide a clear view of our financial performance. We utilize our internal audit function to help ensure that we follow these accounting policies and maintain our internal control. Further, our Disclosure Committee, composed primarily of senior financial and legal personnel, meets regularly and works to ensure the completeness and accuracy of the reporting of our financial results and our other disclosures. Prior to the release of our financial results, key members of our management review our operating results and key accounting policies and estimates with our Audit Committee, which is composed solely of independent members of our Board of Directors.
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
     Our products and services provide our customers with what we believe to be key components to successfully migrate to IMS. We believe the migration to IMS by our customers will be gradual, reflecting their desire to determine how best to leverage their existing network infrastructure in a next-generation network environment. However, some of our customers may determine this migration to be essential to their future growth and profitability and, as a result, their rate of migration could be faster than we currently anticipate. We believe that in 2005 and the first nine months of 2006, our customers were still in the early stages of decision-making about this migration and their capital spending was indicative of this. We believe that as the core technologies underlying IMS mature and as our customers increasingly commit to a migration strategy, sales of our products and services for deployment in next-generation networks may grow. We believe our expertise in call signaling, coupled with our increasing capabilities to provide our customers expanded products and services designed for a next-generation network environment, positions us well to pursue the opportunities that the migration to IMS presents.
Summary of Our Operating Results for the Three and Nine Months Ended September 30, 2006 and 2005 and Certain Key Financial Metrics
     The following is a brief summary of our performance relative to certain key financial metrics for our continuing operations (i.e., excluding IEX) as of and for the three and nine months ended September 30, 2006 compared to the comparable periods in 2005 (in thousands, except earnings (loss) per share and days sales outstanding, or DSO):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005
Statement of operations metrics:
Revenues	$155,179	$108,368	$399,151	$347,877
Impairment of purchased technology	25,615	—	25,615	—
Impairment of goodwill	75,000	—	75,000	—
Operating income (loss)	(97,881)	(13,382)	(123,314)	4,040
Diluted earnings (loss) per share	(1.30)	(0.11)	(1.52)	0.10
Cash flows from operations	(10,005)	(5,973)	(3,050)	32,082

	As of
	September 30, 2006	December 31, 2005
Balance sheet metrics:
Cash, cash equivalents and short-term investments	$426,780	$226,329
Accounts receivable, net	131,610	115,789
Deferred revenue	225,247	213,495
Working capital	418,615	189,105
Shareholders’ equity	478,223	353,160
Days sales outstanding	78 days	75 days
     Revenues increased by 43% to $155.2 million in the third quarter of 2006 from $108.4 million in the third quarter of 2005, while year-to-date revenues increased by 15% to $399.2 million for the nine months ended September 30, 2006 compared to $347.9 million for the comparable period in 2005. The growth in quarterly revenues was due to significant increases in revenues from our NSG and CSSG business units driven by our success in increasing sales in foreign markets, particularly in the CALA region, and our focus on completing orders previously partially shipped.
     Operating income (loss) increased significantly from an operating loss in the third quarter of 2005 of $13.4 million to an operating loss of $97.9 million in the third quarter of 2006. This decline was primarily due to (i) certain significant and unusual charges relating to impaired technology ($25.6 million) and impaired goodwill ($75.0 million) associated with an SSG reporting unit, comprised of the product lines acquired in our acquisitions of Santera and VocalData, (ii) additional stock-based compensation expense of $7.8 million recorded in the third quarter of 2006 due to our adoption of SFAS 123R on January 1, 2006 and (iii) higher operating expenses, partially offset by an increase in both revenues and gross profit (exclusive of the purchased technology impairment charge) in the third quarter of 2006 from the third quarter of 2005. For the nine months ended September 30, 2006, we incurred an operating loss of $123.3 million, which represents a significant decrease from operating income of $4.0 million for the comparable period in 2005. The decrease is primarily due to (i) the impairment charges totaling $100.6 million discussed previously, (ii) the inclusion of additional stock-based compensation expense of $23.0 million due to our adoption of SFAS 123R on January 1, 2006 and (iii) increases in our operating expenses, particularly in spending on research and development.
     Diluted Earnings per Share from continuing operations for the third quarter of 2006 was also negatively impacted by the impairment charges, increasing from a diluted loss per share of $0.11 in the third quarter of 2005 to a diluted loss per share of $1.30 in the third quarter of 2006. Our year-to-date diluted earnings per share was negatively impacted by the previously discussed factors impacting operating income, decreasing from diluted earnings per share of $0.10 for the nine months ended September 30, 2005 to a diluted loss per share of $1.52 for the nine months ended September 30, 2006.
     Cash Flow from Operations of continuing operations decreased 67% in the third quarter of 2006 to a net cash outflow of $10.0 million from a net cash outflow of $6.0 million in the third quarter of 2005. This decrease was primarily attributable to timing differences in cash collections on customer contracts. For the nine months ended September 30, 2006, cash flows from operations for continuing operations decreased 110% to a net cash outflow of $3.0 million from a net cash inflow of $32.1 million for the nine months ended September 30, 2005. This decrease was also attributable primarily to timing differences in cash collections on customer contracts.

     Cash, Cash Equivalents and Short-Term Investments increased during the nine months ended September 30, 2006 by $200.5 million. The majority of this increase was driven by (i) proceeds of $200.0 million from the sale of IEX, (ii) proceeds from the issuance of common stock under our equity compensation plans of $10.8 million and (iii) operating cash flows of $12.6 million from discontinued operations, offset by capital expenditures of $23.2 million and negative cash flows from continuing operations of $3.0 million for the nine months ended September 30, 2006.
     Accounts Receivable increased by $15.8 million during the nine months ended September 30, 2006 to $131.6 million. This increase was primarily attributable to a significant increase in our billings during the first nine months of 2006. Our Days Sales Outstanding (“DSO”) has increased from 75 days as of December 31, 2005 to 78 days as of September 30, 2006, primarily due to a significant portion of our billings being recorded as deferred revenues, along with increased sales to international customers. As a result of following the residual method of accounting, both our revenues and DSO have been and will continue to be highly volatile.
     Deferred Revenue increased by $11.8 million, or 6%, from $213.5 million as of December 31, 2005 to $225.2 million as of September 30, 2006, due primarily to a number of sales arrangements where only partial shipment of products was completed during the period. Under such arrangements, we may receive cash or record a receivable from our customer for the contract value of the items that ship, but we defer recognition of revenue until the balance of the order is fulfilled.
     Working Capital increased by 121% from $189.1 million as of December 31, 2005 to $418.6 million as of September 30, 2006, primarily due to a net increase in cash, cash equivalents and short-term investments related to the proceeds received from the sale of IEX, and increases in accounts receivable and inventories, partially offset by the increase in deferred revenues discussed above.
     Shareholders’ Equity increased by $125.1 million in the nine months ended September 30, 2006 from $353.2 million as of December 31, 2005 to $478.2 million as of September 30, 2006, due primarily to (i) net income of $87.3 million for the first nine months of 2006, (ii) proceeds from the issuance of shares resulting from employee stock option exercises and our employee stock purchase plan of $10.8 million and (iii) increases in common stock resulting from stock-based compensation of $26.8 million, including approximately $1 million of stock-based compensation expense attributable to discontinued operations.
Results of Operations
Overview
     Historically, the focus of our sales order management and contracting processes and related personnel has been on obtaining large sales orders that, in most cases, included multiple product and/or software deliverables, which normally were delivered over a period of time. NSG customers, in particular, placed large orders and we historically focused on customer satisfaction by making partial shipments to meet our customers’ requirements. Title and risk of loss pass to the customer prior to the recognition of revenue. In addition, the compensation structure under which our sales force operates was designed to support and promote the pursuit of large orders without regard to the timing of shipments or the timing of revenue recognition generated by these orders.
     We previously recorded our revenues as we shipped or fulfilled our obligations to customers, in whole or in part. However, in the first half of 2006, we determined that our NSG business unit should not have recognized revenue based on partial shipments, but instead should have recognized revenue under the residual method prescribed by SOP 97-2. As a result, under arrangements with multiple product deliverables, we now defer revenue recognition related to partial shipments until all products under the arrangement are shipped and title and risk of loss has passed to the customer.
     Fluctuations in revenue among quarters are not necessarily indicative of future trends, perhaps more so now as a result of our use of the residual method of accounting. We are evaluating our current sales and order processes, and related sales compensation plans, in order to determine how to best align these business processes and plans with our current revenue recognition policies. Even after we complete this evaluation and modify these processes and plans, the timing of revenue recognition in our NSG business unit may continue to vary significantly from quarter to quarter depending on the shipment arrangements for products in an order.
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

Revenues
     Revenues in the third quarter of 2006 were $155.2 million, compared with $108.4 million in the third quarter of 2005, representing an increase of 43%. NSG experienced 227% growth in revenues from our Eagle ISS initial systems, particularly within our CALA region. CSSG experienced 62% growth across its product offerings as we continued to successfully increase sales of these products to existing and new customers. On a year-to-date basis, our revenues increased to $399.2 million for the nine months ended September 30, 2006, up from revenues of $347.9 million for the comparable period in 2005. Increases in revenues from our NSG and CSSG products offset declines in revenues from our SSG products. As discussed in more detail below, the year-to-date decline in our SSG revenues is principally due to decreased sales volume and per unit prices of our T8000 media gateway product, particularly through Alcatel, an OEM customer.
     As previously discussed, in situations where we sell multiple products or sell a combination of integrated products and services that we cannot separate into multiple elements, we may defer revenue recognition until all product shipments are complete and until services essential to the functionality of the product are fulfilled, due to the fact that we follow the residual method of accounting as prescribed by SOP 97-2. Deferred revenue as of September 30, 2006 increased by $11.8 million, or 6%, from December 31, 2005. As of September 30, 2006, we have a backlog of orders totaling $455.0 million down from $520.2 million as of December 31, 2005. Backlog has decreased from December 31, 2005 primarily due to (i) a $57.3 million year-over-year decline in orders from $391.2 million for the nine months ended September 30, 2005 to $333.9 million for the nine months ended September 30, 2006, all of which is attributable to our SSG business unit and (ii) our continued focus on implementing new business practices to convert our backlog to revenue in a more expeditious manner. We are actively pursuing the completion of all necessary deliverables related to this backlog in order to recognize revenue.
     We believe that our future revenue growth depends in large part upon a number of factors affecting the demand for our signaling and switching products. Regarding our switching products, future revenue growth, both domestically and internationally, depends on the increasing adoption and deployment of packet switching technology, along with the success of our channel partners to resell our products and penetrate new markets. As previously discussed, in situations where we (i) sell multiple products or (ii) sell a combination of integrated products and services that we cannot separate into multiple elements, we are not able to recognize revenue until all of the products are shipped complete. Where the services are essential to the functionality of the product, no revenue can be recognized until the services are completely delivered due to the fact that we follow the residual method of accounting as prescribed by SOP 97-2. As a result, our revenue may vary significantly from period to period. Specifically, no revenue related to a sales arrangement may be recognized until all products in the sales arrangement are delivered, regardless of whether the undelivered product represents an insignificant portion of the arrangement fee.
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
     The following table sets forth revenues from the three geographic regions in which we generate sales of our products: North America; Europe, the Middle East, Asia Pacific (including India and China), Africa and Australia (“EAAA”); and the Caribbean and Latin America, including Mexico (“CALA”) (dollars in thousands):

	For the Three Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
North America	$90,375	$75,241	$15,134	20%
EAAA	34,806	23,985	10,821	45%
CALA	29,998	9,142	20,856	228%

Total revenues	$155,179	$108,368	$46,811	43%

	For the Nine Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
North America	$270,564	$265,855	$4,709	2%
EMEA	66,842	60,966	5,876	10%
CALA	61,745	21,056	40,689	193%

Total revenues	$399,151	$347,877	$51,274	15%

     Our revenues increased in the third quarter of 2006 as compared to the third quarter of 2005 in each of the geographic regions in which we operate, primarily due to the strength of our NSG and CSSG products, particularly initial systems. Increases in revenues from sales of initial systems within our EAAA and CALA regions during the nine months ended September 30, 2006 provide a solid base for future revenues from sales of upgrades and extensions revenue.
     We operate in three distinct operating segments: NSG, SSG and CSSG. In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our operating segments. Revenues from each of our operating segments for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
Network Signaling	$120,958	$63,837	$57,121	89%
% of total revenues	78%	59%
Switching Solutions	20,882	36,300	(15,418)	(42)%
% of total revenues	13%	33%
Communications Software Solutions	13,339	8,231	5,108	62%
% of total revenues	9%	8%

Total revenues	$155,179	$108,368	$46,811	43%

	For the Nine Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
Network Signaling	$272,992	$230,915	$42,077	18%
% of total revenues	68%	66%
Switching Solutions	80,904	96,816	(15,912)	(16)%
% of total revenues	20%	28%
Communications Software Solutions	45,255	20,146	25,109	125%
% of total revenues	11%	6%

Total revenues	$399,151	$347,877	$51,274	15%

     Network Signaling Group
     NSG revenues for the three months ended September 30, 2006 and 2005 were comprised of the following products and services (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
Eagle ISS initial systems	$27,950	$8,546	$19,404	227%
Eagle ISS upgrades and extensions	62,971	38,423	24,548	64%
Number portability products	10,941	3,745	7,196	192%
Customer extended warranty services	9,687	9,090	597	7%
Other professional services	2,646	2,789	(143)	(5)%
Other	6,763	1,244	5,519	444%

Total NSG revenues	$120,958	$63,837	$57,121	89%

     Our NSG revenues increased 89% overall in the third quarter of 2006 compared with the third quarter of 2005 due primarily to increased sales of our ISS initial systems and ISS upgrades and extensions. Domestically, we derive the majority of NSG’s revenue from wireless operators, as wireless networks generate significantly more signaling traffic than wireline networks and, as a result, require significantly more signaling infrastructure. Signaling traffic on our wireless customers’ networks in recent years has increased significantly due to several factors, including growth in the number of subscribers, the number of calls made per subscriber, roaming, and the use of advance features, such as text messaging. These factors have necessitated that the wireless operators expand their network capacity, leading to increased revenues from our signaling products.
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

     NSG revenues for the nine months ended September 30, 2006 and 2005 were comprised of the following products and services (in thousands, except percentages):

	For the Nine Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
Eagle ISS initial systems	$62,868	$54,876	$7,992	15%
Eagle ISS upgrades and extensions	139,587	125,399	14,188	11%
Number portability products	21,090	15,806	5,284	33%
Customer extended warranty services	27,418	27,302	116	—%
Other professional services	12,694	4,657	8,037	173%
Other	9,335	2,875	6,460	225%

Total NSG revenues	$272,992	$230,915	$42,077	18%

     Our NSG revenues increased 18% overall in the nine months ended September 30, 2006 compared with the nine months ended September 30, 2006 across all products and services with the exception of extended warranty services which remained relatively flat on a year-over-year basis compared with the corresponding period in 2005.
     Switching Solutions Group
     SSG revenues for the three months ended September 30, 2006 and 2005 were comprised of the following product lines (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
T9000 / T8000	$14,991	$32,910	$(17,919)	(54)%
T7000	3,159	2,682	477	18%
T6000	2,732	708	2,024	286%

Total SSG revenues	$20,882	$36,300	$(15,418)	(42)%

     In the third quarter of 2006, revenues from our switching products decreased primarily due to decreased sales of our T8000 media gateway product, particularly through Alcatel, an OEM customer, offset slightly by a relatively smaller increase in sales of our T7000 and T6000 product offerings. A significant portion of our switching revenues has historically been derived from sales of our T8000 products to Alcatel. SSG revenues from Alcatel for the three months ended September 30, 2006 and 2005 declined significantly as follows (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
SSG sales to Alcatel	$8,546	$28,546	$(20,000)	(70)%
     SSG revenues for the nine months ended September 30, 2006 and 2005 were comprised of the following product lines (in thousands, except percentages):

	For the Nine Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
T9000 / T8000	$68,141	$85,695	$(17,554)	(20)%
T7000	6,437	7,483	(1,046)	(14)%
T6000	6,326	3,638	2,688	74%

Total SSG revenues	$80,904	$96,816	$(15,912)	(16)%

     In the nine months ended September 30, 2006, revenues from our switching products decreased primarily due to lower sales volume and per unit pricing of our T8000 media gateway product, particularly through Alcatel, and lower revenues from our T7000 products, partially offset by an increase in revenues from our T6000 products. A significant portion of our switching revenues is derived from sales of our T8000 products to Alcatel. SSG revenues from Alcatel for the nine months ended September 30, 2006 and 2005 were as follows (in thousands, except percentages):

	For the Nine Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
SSG sales to Alcatel	$42,652	$68,148	$(25,496)	(37)%
 Communications Software Solutions Group
     CSSG revenues for the three and nine months ended September 30, 2006 and 2005 are principally derived from our Integrated Application Solutions (“IAS”) and related transitional products from the Sentinel product line. In the three and nine months ended September 30, 2006, revenues from sales of our IAS products increased as a result of continued success in integrating the former Steleus products into our offerings and in selling these solutions into our existing NSG customer base.
Cost of Goods Sold
     Cost of goods sold includes (i) materials, labor, and overhead costs incurred internally and paid to contract manufacturers to produce our products, (ii) personnel and other implementation costs incurred to install our products and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
Cost of goods sold	$70,174	$51,108	$19,066	37%
Revenues	155,179	108,368	46,811	43%
Cost of goods sold as a percentage of revenues	45%	47%

	For the Nine Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
Cost of goods sold	$180,494	$135,334	$45,160	33%
Revenues	399,151	347,877	51,274	15%
Cost of goods sold as a percentage of revenues	45%	39%
     Cost of goods sold in dollars increased by 37% in the third quarter of 2006 and 33% in the first nine months of 2006, as compared to the same periods in 2005. These increases were due to (i) the year-over-year increases in revenues of 43% and 15% during the three and nine months ended September 30, 2006 and (ii) increased costs associated with our customer service and sales order management organizations. Costs increased within our customer service and sales order management organizations due primarily to (i) $1.2 million and $3.4 million of stock-based compensation expense recorded in connection with the adoption of SFAS 123R during the three and nine months ended September 30, 2006, respectively, and (ii) an increase in the number of customer services and sales order management personnel and outside installation vendor costs. We increased our customer service and sales order management organizations and related outside vendor costs primarily due to the growth in our order fulfillment activities, installation services and warranty related services, each of which may precede the recognition of revenue associated with these activities under the residual method of accounting. Partially offsetting these increases was a decline in incentive compensation for the nine months ended September 30, 2006, as incentive compensation varies based on our performance within a given quarter.
     As discussed above in the “Overview” section of our Results of Operations discussion, a significant portion of cost of goods sold is fixed and does not vary directly with revenues, particularly certain costs incurred by our customer service and order management organizations. For the three months ended September 30, 2006, cost of goods sold as a percentage of revenues decreased slightly compared with the comparable period in 2005 due principally to (i) a more favorable mix of customer contracts within our NSG business unit and (ii) a higher percentage of our revenues being derived from our higher margin NSG business unit versus our lower margin SSG business unit. Partially offsetting these decreases in cost of goods sold as a percentage of revenue were increases in cost of goods sold as a percentage of revenues within our SSG business unit resulting from (i) price reductions given to Alcatel with respect to our T8000 product line and (ii) decreased sales volume to Alcatel. For the nine months ended September 30, 2006, costs of goods sold as a percentage of revenues increased to 45% compared to 39% in the comparable period in 2005 due principally to the significant decreases in revenues in our SSG business unit without a corresponding decrease in the related costs resulting from the factors discussed previously. We are actively working to reduce the material costs associated with our SSG business unit, including the introduction of lower cost products and price reductions from our suppliers.
     As we enter new markets, particularly international markets, our cost of goods sold as a percentage of revenues may continue to increase from time to time as the result of our decision to develop new sales channels and customer relationships in these new markets, and also due to price competition. Sales of “initial” systems in international markets typically carry lower margins than both sales domestically and sales of extensions, and to the extent our sales internationally increase at a rate greater than sales within the United States, cost of goods sold as a percentage of revenues is also likely to increase. In addition, changes in the following factors may also affect margins: product and distribution channel mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal manufacturing capabilities and efficiencies; foreign currency fluctuations; pricing pressure as we expand internationally; and general economic conditions.

Amortization of Purchased Technology
     We consider amortization of purchased technology to be part of general corporate expenses and therefore do not allocate the amortization of purchased technology to individual operating segments. Amortization of purchased technology for the three and nine months ended September 30, 2006 and 2005 was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Amortization of purchased technology related to:
Iptelorg	$104	$87	$314	$87
Santera	222	433	1,230	1,300
Taqua	55	440	165	1,320
VocalData	58	130	318	390
Steleus	482	482	1,446	1,447

Total	$921	$1,572	$3,473	$4,544

     The decrease in amortization of purchased technology in both the third quarter of 2006 and the first nine months of 2006 as compared with the corresponding periods of 2005 was due primarily to decreased amortization expense related to technology purchased from Taqua, Santera and VocalData. This decrease was a result of (i) the write-down in the value of the Taqua purchased technology in the fourth quarter of 2005 and (ii) the write-down in the value of the Santera purchased technology and VocalData purchased technology as of August 1, 2006, as discussed below under “Impairment of Purchased Technology,” offset by additional amortization of purchased technology related to our acquisitions of (i) iptelorg GmbH in July 2005 and (ii) the remaining minority interest in Santera in October 2005.
Impairment of Purchased Technology
     During the third quarter of 2006, it became apparent that both revenues and expected orders for the second half of 2006 and fiscal year 2007 related to one of our SSG reporting units, consisting of our Santera and VocalData product lines, would underperform our previous expectations. Accordingly, in connection with our annual budgeting process initiated during the third quarter of 2006, we performed a comprehensive evaluation of the outlook for this reporting unit and the outlook for the markets that are the focus of this reporting unit. As a result of this assessment and the significant shortfall in orders for these products in the second half of 2006, we significantly lowered our forecasts of this reporting unit’s future revenues and cash flows. These revised projections indicated that certain identifiable intangible assets acquired as part of the original acquisitions of Santera and VocalData, specifically the purchased technology, may be impaired. We determined that impairment indicators were present within the meaning of SFAS 144, and therefore performed an impairment test during the third quarter of 2006.
     In accordance with SFAS 144, we first determined if the future expected undiscounted cash flows related to the purchased technology were less than the current carrying value of the technology. Applying this initial test, we determined that the cash flows related to the purchased technology within this reporting unit were less than the carrying value, which indicated that an impairment of the purchased technology asset existed. To measure the impairment of the purchased technology, we determined the associated fair value using a discounted cash flow approach. Using this approach, the purchased technology was valued at approximately $1.8 million which, when compared to its carrying value of $27.4 million, indicated an impairment of $25.6 million. Accordingly, we recognized non-cash impairment charges totaling $25.6 million in the third quarter of 2006.
Research and Development
     Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for the three and nine months ended September 30, 2006 and 2005 (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
Research and development	$39,736	$30,034	$9,702	32%
Percentage of revenues	26%	28%

	For the Nine Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
Research and development	$112,048	$88,797	$23,251	26%
Percentage of revenues	28%	26%

     The following is a summary of the year-over-year fluctuations in our research and development expenses during the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005 to 2006	2005 to 2006
Increase (decrease) in:
Salaries and benefits	$2,515	$8,869
Incentive compensation	1,010	(1,130)
Stock-based compensation	3,660	10,702
Consulting and professional services	838	2,463
Supplies	80	(743)
Facilities and depreciation	1,487	3,589
Other	112	(499)

Total	$9,702	$23,251

     The increase in research and development expenses in both the third quarter of 2006 and the first nine months of 2006 was attributable in part to our adoption of Statement of Financial Accounting Standards No. 123—revised 2004 “Share-Based Payment” (“SFAS 123R”) on January 1, 2006 as discussed below under “Recent Accounting Pronouncements.” Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation using the intrinsic value method which generally resulted in no compensation expense being recognized related to our employee stock option grants in periods prior to our adoption of SFAS 123R. The increase in stock-based compensation expenses included in research and development expenses is attributable to the adoption of SFAS 123R. (See discussion of our adoption of SFAS 123R in Note 12 to the accompanying unaudited condensed consolidated financial statements.)
     We have made and intend to continue to make substantial investments in product and technology development, and we believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness. The increases in salaries and benefits and consulting and professional services included in research and development expenses reflect this increased investment. Additionally, facilities and depreciation costs included in research and development expenses increased in 2006 due to additional leased space at our SSG facilities and the expansion of our occupied space within our corporate headquarters dedicated to research and development activities, along with additional depreciation related to equipment acquired in 2005 and the first nine months of 2006.
     Partially offsetting the above increases in research and development expenses in the first nine months of 2006 was a decline of $1.1 million in incentive compensation, which varies based on our performance within a given period. Due to the decline in revenues and gross margin during the first quarter of 2006, the majority of our business units did not achieve the levels required to earn incentive compensation for that quarter, which resulted in lower incentive compensation in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.
Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including (i) salaries, commissions and related costs, (ii) outside contract personnel, (iii) facilities costs and (iv) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for the three and nine months ended September 30, 2006 and 2005 (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
Sales and marketing expenses	$22,782	$19,522	$3,260	17%
Percentage of revenues	15%	18%

	For the Nine Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
Sales and marketing expenses	$68,559	$62,009	$6,550	11%
Percentage of revenues	17%	18%

     The following is a summary of the year-over-year fluctuation in our sales and marketing expenses during the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005 to 2006	2005 to 2006
Increase (decrease) in:
Salaries and benefits	$(95)	$218
Incentive compensation	521	244
Stock-based compensation	1,641	5,203
Commissions	902	(92)
Consulting and professional services	286	492
Facilities and depreciation	(221)	(72)
Other	226	557

Total	$3,260	$6,550

     The increase in sales and marketing expenses in both the third quarter of 2006 and the first nine months of 2006 was primarily attributable to our adoption of SFAS 123R on January 1, 2006 as discussed below under “Recent Accounting Pronouncements.” (See discussion of our adoption of SFAS 123R in Note 12 to the accompanying unaudited condensed consolidated financial statements.) Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation using the intrinsic value method which generally resulted in no compensation expense being recognized related to our employee stock option grants in periods prior to our adoption of SFAS 123R. The increase in stock-based compensation expenses included in sales and marketing expenses is attributable to the adoption of SFAS 123R. Salaries and benefits increased in the nine months ended September 30, 2006 due primarily to the increase in headcount within our sales organization to support the continued growth in our orders. As discussed previously, the size of our workforce and resulting expenses vary in proportion to the growth in our orders and backlog to a greater extent than the growth in revenues. We intend to continue to focus on improving the efficiency of our operations by examining the way in which we operate in order to identify opportunities for cost reductions.
General and Administrative Expenses
     General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, finance, information technology and human resources personnel) and consist of (i) salaries and related compensation costs, (ii) consulting and other professional services (e.g., litigation and other outside counsel fees, audit fees and costs associated with compliance with the Sarbanes-Oxley Act of 2002), (iii) facilities and insurance costs, and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for the three and nine months ended September 30, 2006 and 2005 (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
General and administrative expenses	$18,274	$16,014	$2,260	14%
Percentage of revenues	12%	15%

	For the Nine Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
General and administrative expenses	$52,143	$45,312	$6,831	15%
Percentage of revenues	13%	13%
     The following is a summary of the year-over-year fluctuation in our general and administrative expenses during the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005 to 2006	2005 to 2006
Increase (decrease) in:
Salaries and benefits	$1,797	$5,109
Incentive compensation	(312)	(1,293)
Stock-based compensation	1,524	3,941
Consulting and professional services	(387)	(708)
Recoveries of bad debts	(200)	(558)
Other	(162)	340

Total	$2,260	$6,831

     The increase in general and administrative expenses in both the third quarter of 2006 and the first nine months of 2006 was attributable in part to our adoption of SFAS 123R on January 1, 2006 as discussed below under “Recent Accounting Pronouncements.” (See discussion of our adoption of SFAS 123R in Note 12 to the accompanying unaudited condensed consolidated financial statements). Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation using the intrinsic value method which generally resulted in no compensation expense being recognized related to our employee stock option grants in periods prior to our adoption of SFAS 123R. The increase in stock-based compensation expenses included in general and administrative expenses is attributable to the adoption of SFAS 123R. Salaries and benefits increased due primarily to the increase in headcount within our general and administrative organization to support the continued growth of our operations, both domestically and internationally. We intend to continue to focus on improving the efficiency of our operations by examining the way in which we operate in order to identify opportunities for cost reductions.
     Partially offsetting the above increases in general and administrative expenses in the first nine months of 2006 was a decline of $1.3 million in incentive compensation, which varies based on our performance within a given period. Due to the decline in revenues and gross margin during the first quarter of 2006, the majority of our business units did not achieve the levels required to earn incentive compensation for that quarter, which resulted in lower incentive compensation in the nine months ended September 30, 2006.
Acquired In-Process Research and Development
     Acquired in-process research and development expense of $1.2 million for both the three and nine months ended September 30, 2005 represents the write-off of acquired in-process research and development related to our acquisition of iptelorg.
Amortization of Intangible Assets
     As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Amortization of intangibles assets related to:
iptelorg	$22	$29	$92	$29
Santera	61	11	183	34
Taqua	32	31	96	272
VocalData	13	162	39	542
Steleus	437	468	1,311	1,405

Total	$565	$701	$1,721	$2,282

     The decrease in amortization of intangible assets in both the third quarter of 2006 and the first nine months of 2006 as compared with the corresponding periods of 2005 was due primarily to the (i) non-compete agreements, (ii) trademarks and (iii) service contract intangibles relating to Taqua and VocalData becoming fully amortized in 2005, partially offset by additional amortization of intangibles in 2006 related to our acquisitions of (i) iptelorg in July 2005 and (ii) the remaining minority interest in Santera in October 2005.
Impairment of Goodwill
     As required by SFAS 142, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of certain events in accordance with the provision of SFAS 142. The testing for recoverability of the purchased technology acquired as part of the original acquisitions of Santera and VocalData discussed above under “Impairment of Purchased Technology” is a triggering event under SFAS 142. The impairment of the purchased technology, coupled with a significant shortfall in orders for the second half of 2006 compared to our earlier expectations, resulted in a significantly lowered forecast for the reporting unit’s future revenues and cash flows. Accordingly, we tested the goodwill related to the reporting unit within SSG comprised of Santera and Vocal Data for impairment as of August 1, 2006. As a result of this testing, we recorded non-cash impairment charges of $75.0 million related to the impairment of the goodwill associated with this reporting unit in the third quarter of 2006. We determined the amount of this charge using an estimate of the fair value of the reporting unit. This fair value estimate was calculated using (i) a discounted cash flows approach and (ii) market multiples based on revenues.
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
     We recorded pre-tax restructuring charges in the nine months ended September 30, 2006 of approximately $3.3 million related to employee severance arrangements entered into in connection with the June 2006 Restructuring. These severance payments are expected to be paid within a one-year period commencing in the third quarter of 2006. As a result of the restructuring plan, we currently estimate that we will reduce ongoing operating costs annually by approximately $8.0 million.
     As a result of the continued losses in our Switching Solutions Group Business Unit (“SSG”), on November 1, 2006 we expanded the scope of the restructuring of SSG’s operations which was initiated in the second quarter of 2006. Specifically, as part of our ongoing efforts to align our cost structure with SSG’s current business opportunities, we have further reduced the size of our operations in Plano, Texas through (i) the termination of our employment of approximately 104 employees across SSG and related customer service, operations and other personnel, (ii) the decision not to replace 22 employees who left Tekelec during the third quarter of 2006, and (iii) the termination of approximately 25 contractors.
     In addition, as a result of the relocation of our corporate headquarters to North Carolina from California, our California-based Senior Vice President, Corporate Affairs and General Counsel has decided to resign effective December 31, 2006. We will incur charges under a retention agreement with the General Counsel and are also obligated to pay severance benefits to him under our Executive Officer Severance Plan due to the relocation of our headquarters.
     We currently estimate that we will incur restructuring charges in the fourth quarter of 2006 in the aggregate amount of approximately $4 to $5 million to cover severance and other costs associated with this SSG reduction in force and the resignation of our Senior Vice President, Corporate Affairs and General Counsel. We currently expect to realize estimated annual cost savings from these restructuring activities of $17 and $19 million. Due to the timing of this restructuring, we expect to realize the majority of these savings commencing in 2007. These savings are in addition to the estimated $8 million of annual savings that we expect to realize from our restructuring completed in the second quarter of 2006.
Corporate Headquarters and Taqua Relocations
     In April 2005, we decided to relocate our corporate offices from Calabasas, California to our facilities in Morrisville, North Carolina. The relocation provided us an opportunity to improve our operations by integrating our finance, accounting, legal, corporate and information technology functions into the business units they support. In 2005, we also decided to move our Taqua facility from Hyannis, Massachusetts, to our Plano, Texas facilities. Both of these relocations resulted in employee terminations and relocations. Additionally, the relocation of Taqua to Plano resulted in lease termination costs related to the termination of the lease in Hyannis. The termination costs related to the Corporate Headquarters and Taqua Relocations include retention bonuses, severance pay and benefit costs extended through the required service period and for up to one year thereafter. Other costs related to the management of the relocation projects and the costs to relocate equipment were expensed as incurred. In the three months ended September 30, 2006, we reversed $7,000 of expense related to costs that we previously expected to incur relating to the Corporate Headquarters and Taqua Relocations based on changes in estimates associated with these restructurings. For the nine months ended September 30, 2006, we incurred a total of $114,000 of net costs relating to the Corporate Headquarters and Taqua Relocations. In the three and nine months ended September 30, 2005, we recorded $1.6 million and $4.2 million, respectively, in costs relating to the Corporate Headquarters and Taqua Relocations.
Manufacturing Restructuring
     In January 2004, we announced the implementation of a global strategic manufacturing plan which included the outsourcing of the majority of our manufacturing operations and the relocation of our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. The plan included the elimination of approximately 23 positions in 2004 and one position in 2005, resulting in restructuring costs such as employee severance and relocation costs. We recorded $100,000 in costs in the nine months ended September 30, 2005, related to the relocation of our manufacturing operations.

     The following table summarizes the restructuring and related expenses incurred in connection with the restructurings discussed above and the remaining obligations as of and for the nine months ended September 30, 2006 (in thousands):

	Severance
	Costs and	Employee	Facility
	Retention	Relocation	Relocation
	Bonuses	Costs	Costs	Other(1)	Total
Restructuring obligations, December 31, 2005	$3,023	$155	$100	$—	$3,278
Restructuring and related expenses:
Corporate Headquarters and Taqua Relocations	(127)	—	200	41	114
2006 Restructuring	3,298	—	—	—	3,298

Total restructuring and related expenses	3,171	—	200	41	3,412
Cash payments	(4,519)	(155)	—	(41)	(4,715)

Restructuring obligations, September 30, 2006	$1,675	$—	$300	$—	$1,975

(1)	Consists of costs related to the transition of our corporate headquarters including recruitment, signing bonuses and training costs related to the hiring of finance and administrative personnel in Morrisville as well as travel costs during the transition period. In addition, other costs include salary costs for duplicative employees during the transition of job responsibilities from employees located in Calabasas to the successor employees in Morrisville. These transition costs were expensed as incurred.
Other Income and Expense
     For the three and nine months ended September 30, 2006 and 2005, other income and expenses were as follows (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
Interest income	$3,554	$1,763	$1,791	102%
Interest expense	(1,000)	(1,020)	20	(2)%
Gain (loss) on investments	—	(2)	2	(100)%
Other, net	(496)	(264)	(232)	88%

Other income (expense), net	$2,058	$477	$1,581	331%

	For the Nine Months Ended
	September 30,		Change
	2006	2005	2005 to 2006
Interest income	$7,081	$4,734	$2,347	50%
Interest expense	(2,781)	(2,925)	144	(5)%
Gain (loss) on investments	1,794	(1,346)	3,140	(233)%
Other, net	(848)	(946)	98	(10)%

Other income (expense), net	$5,246	$(483)	$5,729	(1,186)%

     Interest Income and Expense. Interest income increased during the three and nine months ended September 30, 2006 due to (i) higher average cash and short-term investment balances primarily due to the proceeds of $200.0 million received from the sale of IEX and (ii) higher interest rates in 2006 compared to the comparable periods in 2005. Interest expense decreased slightly during the three and nine months ended September 30, 2006 due to the February 2005 repayment of Santera’s notes payable that bore interest at 10%.
     Gain (loss) on Investments. There was no significant gain or loss on investments for the three months ended September 30, 2006 or 2005. The gain on investments for the nine months ended September 30, 2006 consisted of a $1.8 million gain from the 642,610 shares of Lucent Technologies Inc. (”Lucent”) that were released from escrow to us in connection with the acquisition of Telica by Lucent. As of September 30, 2006, we own all of these shares.
     Loss on investments for the nine months ended September 30, 2005 consisted primarily of losses related to the sale of shares of Alcatel. The loss on investments for the nine months ended September 30, 2005 consisted of a loss on the sale of 1,263,380 shares of Alcatel for proceeds of $17.5 million, resulting in a loss of $1.3 million.
     Other Income (Expense). Other expense for both the three and nine months ended September 30, 2006 and 2005 consists primarily of foreign currency exchange gains net of losses on foreign currency forward contracts used to hedge our exposure to foreign currency risks. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. Dollar and will therefore be exposed to greater risk related to foreign currency fluctuation.
Provision for Income Taxes
     In the three months ended September 30, 2006 and 2005, we recognized income tax expense (benefit) related to continuing operations of approximately $(8.3) million and ($2.8) million, respectively, and ($16.0) million and $7.2 million in the nine months ended September 30, 2006 and 2005, respectively. For the three and nine months ended September 30, 2005, the income tax provision reflects the effect of non-deductible acquisition-related costs and non-deductible losses of Santera. Our provisions for income taxes for the three and nine months ended September 30, 2005 do not include any benefit from the losses generated by Santera because its losses could not be included on our consolidated federal tax return. Prior to the acquisition of the remaining minority interest in Santera on October 3, 2005, our majority ownership interest in Santera did not meet the threshold to consolidate under income tax rules and regulations. As a result of the acquisition of the remaining interest in Santera on October 3, 2005, the ownership threshold has been met.
     Provision for income taxes as a percentage of income from continuing operations for the nine months ended September 30, 2006 was 35%, excluding the impact of the non-deductible impairment of goodwill (as described in Note 7 to the accompanying unaudited condensed consolidated financial statements) and certain items treated as discrete in the second and third quarters of 2006. A reconciliation of the statutory rate of 35% to the Effective Rate of 14% on continuing operations for the nine months ended September 30, 2006 is as follows:

Pre-tax loss	$(118,068)

Tax benefit at statutory rate	$(41,324)	35%
Impairment of goodwill	26,250	(22)%
Credits and deductions	(3,322)	3%
Other, including discrete items	2,379	(2)%

Total	$(16,017)	14%

     The Effective Rate on continuing operations for the three months ended September 30, 2006 of 9% resulted primarily from (1) the cumulative effect of a change in the estimated annual Effective Tax Rate of 36% in the second quarter of 2006 to 35% in the third quarter of 2006, (2) the non-deductible impairment of goodwill recorded in the third quarter 2006 and (3) certain discrete items recognized in the third quarter of 2006. The Effective Rate for the three and nine months ended September 30, 2005 reflects the effects of non-deductible acquisition-related costs such as acquired in-process research and development, the non-deductible losses of Santera and the impact of accounting for discontinued operations (net of tax). Excluding the effects of these items, an Effective Rate of 35% was applied to income from operations for the three and nine months ended September 30, 2005.
Minority Interest
     Minority interest represents the losses of Santera allocable to Santera’s minority stockholders. Prior to October 3, 2005, the date of our acquisition of all the shares of Santera capital stock owned by Santera’s minority stockholders, the net income and losses of Santera were allocated between Tekelec and the minority interest based on their relative interests in the equity of Santera and the related liquidation preferences. This approach required net losses to be allocated first to the Series A Preferred Stock, held primarily by the minority interest, until fully absorbed and then to the Series B Preferred Stock held by us. Subsequent net income was allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income was then allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and then to common stock in proportion to their relative ownership interests in the equity of Santera. The losses allocated to minority interest of Santera for the three and nine months ended September 30, 2005 were computed as follows (dollars in thousands):

	Three	Nine
	Months	Months
	Ended	Ended
	September 30, 2005
Santera net loss	$4,197	$16,529
Percentage of losses attributable to the minority interest based on capital structure and liquidation preferences	62%	62%

Net loss allocated to minority interest	$2,602	$10,248

Discontinued Operations
     As more fully described in Note 2 to the accompanying condensed consolidated financial statements, on April 27, 2006, we entered into a Stock Purchase Agreement (the “Agreement”) pursuant to which we agreed to sell to NICE-Systems Ltd. (or its subsidiary), all of the outstanding shares of capital stock of IEX Corporation (the “IEX Shares”), our then wholly owned subsidiary (“IEX”). Accordingly, our IEX business unit is classified as discontinued operations and its results of operations, financial position and cash flows are separately reported for all periods presented. Summarized financial information for IEX is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$—	$12,612	$36,113	$34,694
Income (loss) from operations of discontinued operations before provision for income taxes	(1,062)	5,540	18,587	12,048
Provision for income taxes	(383)	2,067	6,691	4,494

Income (loss) from operations of discontinued operations, net of income taxes	(679)	3,473	11,896	7,554
Gain on sale of discontinued operations, net of taxes	177,458	—	177,458	—

Income from discontinued operations, net of taxes	$176,779	$3,473	$189,354	$7,554

Liquidity and Capital Resources
Overview
     We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital increased from $189.1 million as of December 31, 2005 to $418.6 million as of September 30, 2006, primarily due to a net increase in cash, cash equivalents and short-term investments, and an increase in deferred revenues. With our working capital position, we believe that we have the flexibility to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.
     The principal components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable, reduced by trade accounts payable, accrued expenses, accrued payroll and related expenses and the current portion of deferred revenues. Our cash, cash equivalents and short-term investments were $426.8 million and $226.3 million as of September 30, 2006 and December 31, 2005, respectively. In addition, as of September 30, 2006, we had a $30.0 million line of credit collateralized by a pledged investment account held with an intermediary financial institution. As of September 30, 2006, there were no outstanding borrowings under this facility; however, we had utilized approximately $200,000 of the facility to secure a letter of credit.
     As of September 30, 2006, our short-term investments generally have investment grade ratings and any such investments that are in an unrealized loss position at September 30, 2006 are in such position solely due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis on these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The declines in our securities are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of September 30, 2006.
     We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Our liquidity, however, could be negatively impacted if revenues decrease due to a decline in demand for our products or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, or due to potential future investment decisions by us, or due to settlements or judgments in current or future potential litigation, and/or other factors. We did not repurchase any of our common stock during the first nine months of 2006.
Cash Flows
     As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities:

Cash Flows from Operating Activities
     Net cash provided by (used in) operating activities of continuing operations was $(3.0) million and $32.1 million for the nine months ended September 30, 2006 and 2005, respectively. Cash provided by operating activities decreased during 2006 primarily as the result of changes in operating assets and liabilities, such as increases in accounts receivable and inventories and decreases in income taxes payable, offset by increases in deferred revenues.
     During the nine months ended September 30, 2006 and 2005, our cash flows from continuing operations were primarily derived from (i) our earnings from ongoing operations prior to non-cash expenses such as depreciation, amortization, bad debt, write-downs of inventory and non-cash impairment charges; (ii) the tax benefit related to the exercise of employee stock options, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital, which are primarily composed of changes in accounts receivable, inventories, deferred revenue and associated deferred costs, accounts payable, accrued expenses and accrued payroll and related expenses.
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
Cash Flows from Investing Activities
     Net cash provided by (used in) investing activities of continuing operations was $(227.0) million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively. Our investing activities primarily relate to (i) purchases of and proceeds from sales of investments, (ii) strategic acquisitions, investments or dispositions and (iii) purchases of property and equipment. For the nine months ended September 30, 2006, we invested $205.7 million in investments and in the nine months ended September 30, 2005, we received net proceeds of $32.4 million from sales and maturities of investments. The primary source of the funds invested in the nine months ended September 30, 2006 was proceeds of $200.0 million from the sale of IEX, which is included as a component of cash flows from investing activities of discontinued operations. Our investment in new property and equipment and technology amounted to $23.2 million and $25.7 million during the nine months ended September 30, 2006 and 2005, respectively. In addition, we acquired iptelorg in the nine months ended September 30, 2005 for $6.9 million.
     We continue to closely monitor our capital expenditures, while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our expanding workforce. Accordingly, we expect our total capital expenditures to be between $30.0 million and $35.0 million for 2006.
Cash Flows from Financing Activities
     Net cash provided by financing activities was $11.1 million and $8.2 million for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, our financing activities consisted primarily of proceeds of $10.8 million and $9.6 million, respectively, from the issuance of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, partially offset by payments on notes payable of $0.1 million and $1.4 million in the nine months ended September 30, 2006 and 2005, respectively.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is applied under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact on our financial statements of adopting SFAS 157.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on a company’s current year consolidated financial statements. The staff prescribes two approaches to assessing the materiality of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach”, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even though such correction was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require a company to amend previously filed reports, rather such corrections may be made the next time the company files its prior year statements. We do not currently anticipate any adjustments resulting from the application of SAB 108.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
     The statements that are not historical facts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “will,” “intend,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and variations of these words and similar expressions are sometimes used to identify forward-looking statements. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to and involve certain risks and uncertainties. There can be no assurance that our actual future performance will meet management’s expectations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and our other filings with the SEC, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from management’s current expectations include, among others: overall telecommunications spending, changes in general economic conditions, unexpected changes in economic, social, or political conditions in the countries in which we operate, the timing of significant orders and shipments, the timing of revenue recognition under the residual method of accounting, the lengthy sales cycle for our products, the timing of the convergence of voice and data networks, the success or failure of strategic alliances or acquisitions including the success or failure of the integration of Santera, Taqua, Steleus, VocalData and iptelorg’s operations with those of the Company, litigation or regulatory matters such as the pending litigation described in our SEC reports and the costs and expenses associated therewith, the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks, the capital spending patterns of customers, the dependence on wireless customers for a significant percentage and growth of our revenues, the timely development and introduction of new products and services, the product mix and the geographic mix of our revenues and the associated impact on gross margins and operating expenses, market acceptance of new products and technologies, carrier deployment of intelligent network services, the ability of our customers to obtain financing, the timing of revenue recognition of multiple elements in an arrangement sold as part of a bundled solution, the level and timing of research and development expenditures and sales, marketing and compensation expenses, regulatory changes, the expansion of our sales, marketing and support organizations, both domestically and internationally, and other risks described in our 2005 Form 10-K and in certain of our other SEC filings.
     Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Actual results may differ materially from those expressed or implied in such forward-looking statements. We do not assume any responsibility for updating or revising these forward-looking statements. Undue emphasis or reliance should not be placed on any forward-looking statements contained herein or made elsewhere by or on behalf of us.
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
     In making this evaluation, the CEO and CFO considered, among other matters:
•	the material weakness in our internal control over financial reporting that existed as of December 31, 2005 and the status of the remediation efforts as of September 30, 2006, as discussed further below; and

•	management’s conclusion, as reported in Item 9A of our 2005 Form 10-K, that our internal control over financial reporting was not effective as of December 31, 2005; and the conclusion of our CEO and CFO, as reported in Item 9A of our 2005 Form 10-K, that our disclosure controls and procedures as of December 31, 2005 were not effective.
     Notwithstanding the conclusion that our disclosure controls and procedures as of September 30, 2006 were not effective, Management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this Report.
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that our disclosure controls and procedures were ineffective as of September 30, 2006 as a result of the inability to fully test the remedial actions implemented to address the following material weakness in our internal control over financial reporting:
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
     This material weakness resulted in the restatement of our annual consolidated financial statements for the years ended December 31, 2003 and 2004 and each of the interim periods during the first three quarters of the year ended December 31, 2005. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement of our annual and unaudited interim consolidated financial statements that would not be prevented or detected. Please refer to “Changes in Internal Control over Financial Reporting” below for a further discussion of the actions taken by management to address the material weakness that existed as of December 31, 2005 and to improve the effectiveness of our disclosure controls and procedures.
Changes in Internal Control over Financial Reporting
     During the three and nine months ended September 30, 2006, we completed the following changes to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting:
•	issued a comprehensive revenue recognition policy that was implemented world wide to ensure proper revenue recognition in accordance with SOP 97-2;

•	improved the quantity and quality of the staffing within our newly formed centralized revenue group;

•	implemented new controls to help ensure products are shipped under approved customer arrangements and any non-standard terms and conditions are reviewed and approved by an appropriate level within our Company, in part, to help ensure that revenue associated with customer transactions is properly recognized;
•	implemented new quality control procedures related to the assessment of customer contracts, including implementing (i) standard templates for assessing revenue recognition, (ii) multiple reviews by management of customer contracts and related files supporting revenue recognition, and (iii) detailed reviews and reconciliation of our deferred revenue and backlog schedules to ensure completeness and accuracy;

•	instituted processes and additional review procedures to help ensure the proper recognition of revenue based on a comparison of forecasted revenue against actual revenues; and

•	implemented a new quarterly certification process in which all sales personnel certify that all terms in a customer arrangement have been provided to the appropriate personnel in accounting for consideration.
     The above remedial actions are in addition to the remedial measures implemented prior to the third quarter of 2006, such as:
•	the appointment of a new Chief Financial Officer in April 2005 and a new Corporate Controller and principal accounting officer in May 2005, each of whom brings significant knowledge and practical experience to his position, especially concerning revenue recognition under SOP 97-2 and financial accounting and disclosure matters;

•	the inclusion of the Corporate Controller in the review cycle of all significant customer transactions. We believe the additional level of review of our significant revenue transactions will help ensure that our customer transactions are properly accounted for in accordance with SOP 97-2; and

•	the institution of targeted training classes and education opportunities for our finance group, including training classes on SOP 97-2 conducted by a revenue recognition specialist from the national office of one of the “Big Four” accounting firms (which was a firm other than our independent auditors) and multiple internal training sessions led by our Corporate Controller.
     Due primarily to the fact that there have not been a sufficient number of periods during which the above remedial actions were fully implemented to adequately and completely test the effectiveness of such actions, we cannot conclude whether the material weakness that existed at December 31, 2005 has been remediated. Management is in the process of testing the above controls implemented in the third quarter of 2006 and new controls previously implemented in the first half of 2006 to ensure that the controls are effective in remediating the material weakness that existed at December 31, 2005. We believe that we have made significant progress towards remediating this material weakness and are not aware of any additional controls that are required to be implemented in order to remediate the material weakness. We currently expect to complete the testing of these new controls during the fourth quarter of 2006 and adjust our controls, if necessary, to ensure the effectiveness of or internal and disclosure controls. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2006, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to various legal proceedings that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”). The following information supplements the information concerning the Company’s legal proceedings disclosed in the Annual Report and in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.
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
     On April 10, 2006, Bouygues Telecom served responses to our first set of interrogatories. In the responses, Bouygues Telecom contends, among other things, that its estimated damages are at least $105.7 million, not including interest, punitive damages, and attorneys’ fees or costs. In connection with a recent deposition on Bouygues’ claimed damages, Bouygues provided a claim summary that suggested that its alleged damages range from $126.5 million to $179.4 million.

     A hearing on the pending motions was held on April 26, 2006, and the Magistrate Judge submitted a Memorandum to the District Court on May 26, 2006, recommending that the Court dismiss Bouygues’ promissory estoppel and alter ego claims. The Magistrate Judge recommended against dismissing the other claims, including the tort claims. We submitted a written objection to the Magistrate Judge’s proposed findings and recommendations on June 15, 2006, and Bouygues responded to our objection on July 3, 2006. On August 9, 2006, the District Court entered an order adopting the recommendations of the Magistrate Judge with some modifications.
     The parties participated in a court-ordered mediation on May 31, 2006, but did not resolve the litigation at that time.
     Both parties began conducting depositions in early June. The Court set an August 1, 2006 cut-off date for fact discovery, but on August 1, 2006, pursuant to a joint motion of the parties, the Court modified its case management order by extending the time for responses to outstanding written discovery until August 24, 2006, and extending the deadline for expert reports from August 2, 2006 to August 11, 2006.
     On July 31, 2006, we filed a motion to extend the discovery schedule and the Magistrate Judge entered an order on August 29, 2006 extending the fact discovery period through October 4, 2006.
     On October 4, 2006, we filed a motion seeking summary judgment in our favor with respect to all claims, and Bouygues filed a motion seeking summary judgment in its favor with respect to a particular issue. Both parties also filed motions to exclude certain testimony and expert reports offered by the other party in the case.
     On October 13, 2006, the Court issued an order postponing the beginning of the trial until February 12, 2007.
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
Item 1A. Risk Factors
     There were no material changes from the risk factors as previously disclosed in Item 1A of Part I of our 2005 Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	On August 4, 2006, we held our 2006 Annual Meeting of Shareholders (the “Annual Meeting”).

(b)	At the Annual Meeting, the following persons were elected as directors of Tekelec. The numbers of votes cast for each director and the number of votes withheld for each director are listed opposite each director’s name.

Name of Director	Votes Cast for Director	Votes Withheld
Robert V. Adams	57,902,624	3,541,881
Jean-Claude Asscher	57,960,361	3,484,144
Daniel L. Brenner	57,056,096	4,388,409
Mark A. Floyd	60,266,135	1,178,370
Martin A. Kaplan	38,238,458	23,206,047
Franco Plastina	59,245,190	2,199,315
Jon F. Rager	56,151,076	5,293,429
Item 5. Other Information
     Because this Quarterly Report on Form 10-Q is being filed within four business days after the applicable triggering event, the below disclosure is being made under Part II, Item 5 of this Quarterly Report on Form 10-Q instead of under Item 1.01 (Entry into a Material Definitive Agreement) of a Current Report on Form 8-K.
     On November 3, 2006, the independent directors of the Board of Directors of the Company approved the Company’s 2006 Officer Bonus Plan (the “Bonus Plan”). Under the terms of the Bonus Plan, each officer of the Company named as an Eligible Officer in the Bonus Plan is eligible to receive a cash bonus equal to a percentage (up to a maximum ranging from 22% to 55%, depending on the officer’s title) of his or her annual base salary based on the Company’s financial performance during the second half of 2006. Such bonuses are only payable to Eligible Officers, in accordance with the formula set forth in the Bonus Plan, to the extent that the Company meets a pre-set consolidated operating income from continuing operations before bonus (as adjusted for purposes of and as set forth in the Bonus Plan) goal for the six months ending December 31, 2006. Under the terms of the Bonus Plan, each Eligible Officer is also eligible to receive an additional bonus equal to a percentage (up to a maximum ranging from 10% to 25% depending on the officer’s title) of his or her annual base salary based on the Company’s earnings per share (as adjusted for purposes of and as set forth in the Bonus Plan) for the year ending December 31, 2006. Earned bonuses will be paid in a lump sum within 30 days following the date on which the Company’s consolidated financial results are publicly announced. In addition, discretionary bonuses for 2006 may be awarded under the Bonus Plan. Any bonuses payable under the Bonus Plan will be in addition to the discretionary bonuses paid to the Eligible Officers during 2006 prior to the adoption of the Bonus Plan in the aggregate amount of $535,000 for services performed during the first half of 2006.
     The foregoing description of the Bonus Plan is qualified in its entirety by reference to the copy of the Bonus Plan which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits

Exhibit No.	Description

10.1	Tekelec Amended and Restated 2004 Equity Incentive Plan for New Employees (1)

10.2	Tekelec 2006 Officer Bonus Plan(3)

23.1	Consent of PricewaterhouseCoopers LLP(2)

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-136747) as filed with the Commission on August 18, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated July 12, 2006, as filed with the Commission on July 13, 2006.

(3)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC
Date: November 7, 2006	/s/ FRANCO PLASTINA

Franco Plastina
President and Chief Executive Officer

Date: November 7, 2006	/s/ WILLIAM H. EVERETT

William H. Everett
Senior Vice President and Chief Financial Officer

Date: November 7, 2006	/s/ GREGORY S. RUSH

Gregory S. Rush
Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.2	Tekelec 2006 Officer Bonus Plan

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002