Form 10-K
period 2006-12-31
TEKELEC
filed 2007-02-27
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

       ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-15135

(Exact name of Registrant as Specified in its Charter)

California	95-2746131
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5200 Paramount Parkway
Morrisville, North Carolina    27560
(Address of Principal Executive Offices including Zip Code)

(919) 460-5500
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES    ☐   NO    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES    ☐   NO    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒   NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒          Accelerated filer    ☐          Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006, based upon closing sale price of the Common Stock on June 30, 2006 as reported on the Nasdaq Stock Market, was approximately $717,525,342.

The number of shares outstanding of the registrant's Common Stock on February 9, 2007 was 69,147,758.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the registrant's 2007 Annual Meeting of Shareholders to be held on May 18, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

     PDF provided as courtesy

TEKELEC

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2006

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, statements regarding the extent and timing of future revenues and expenses, restructuring and other expenses, customer demand, competition, statements regarding the development, deployment and potential benefits of our products, and statements regarding relationships with, and reliance on, third parties. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "continues," "forecasts," "may," "should," "potential," variations of such words, and similar expressions identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements are based on our current expectations, estimates, forecasts, information and projections about the industries in which we operate and the beliefs and assumptions of our management. Readers are cautioned that these forward-looking statements are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict, including those discussed in Item 1A entitled "Risk Factors" in Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report. Actual results may differ materially and adversely from those expressed in any forward-looking statement. All forward-looking statements included in this Annual Report are based on information available to us as of the date of this Annual Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

PART I

Item 1. Business.

Overview

Tekelec is a leading global provider of telecommunications network systems and software applications. Our customers include traditional landline or "wireline" telecommunications carriers, mobile or "wireless" communications operators, emerging competitive service providers and cable television service providers who are offering communication services (collectively, "service providers"). Our customers, including many of the largest service providers in the world, have deployed more than 1,000 Tekelec systems and software applications in over 300 networks located in over 30 countries worldwide.

As further described below, we offer systems and software applications that include (a) high performance, network-centric, mission critical applications for signaling and session control; (b) complementary applications that enable service providers to better measure, manage and monetize the communication services they provide; and (c) subscriber-centric applications that enable service providers to deliver basic and enhanced voice and data communications services. These network applications are derived from our portfolio of systems, software and related professional services that we design, develop, manufacture, market, sell and support. Our network applications enable our service provider customers to optimize their network efficiency and performance and to provide basic and enhanced voice and data services to their subscribers. Our network applications are designed to assist our customers as they transition their traditional networks to Internet Protocol (or IP) based networks.

We deliver these network systems and software applications through the following three reportable business segments:

  Network Signaling Group (NSG): Our network signaling product portfolio enables service providers to establish, control, and terminate voice and data communications "calls" or "sessions." Over the years, we have gained considerable signaling expertise and intellectual property. We believe that we are one of the leading vendors of network signaling applications worldwide. Historically, our NSG business segment has accounted for the most significant portion of our revenue, representing approximately 67% of our revenues for 2006.
  Communications Software Solutions Group (CSSG): Our CSSG business unit leverages our NSG installed customer base, and its product portfolio complements the functionality of our NSG product portfolio. Our CSSG solutions assist our customers in measuring network and service performance, managing network and service efficiency, and monetizing their networks and service offerings through the reduction of revenue loss. Our CSSG business segment represented approximately 13% of our revenues for 2006.
  Switching Solutions Group (SSG): Our SSG solutions control and route the actual voice or data comprising a "call" or a "session." Our SSG network applications enable our customers to offer basic and enhanced voice and data services utilizing traditional and IP-based networking technologies. Our SSG business segment represented approximately 20% of our revenues for 2006.

We derive our revenues from the sale or licensing of these telecommunications network systems and software applications and the related professional services, such as installation, training services and customer support, including customer post-warranty service contracts and our recently announced TekelecCare offering. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer's credit standing and our history with the customer. For financial information by operating segment, product category, and geographical area, please see Note 16 "Operating Segment Information" to our Consolidated Financial Statements and "Results of Operations - Revenues" in the section of this Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We were incorporated in California in December 1971, and our headquarters are in Morrisville, North Carolina. Our Internet address is www.tekelec.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Copies of this Annual Report and other reports are available without charge upon written request to us.

Industry Background

Historically, landline, also known as "wireline" or "fixed," telecommunications service providers have been either government owned or heavily regulated , and their primary objective has been to provide voice services. Their networks, often referred to as Public Switched Telephone Networks, or PSTNs, were built and have evolved and been maintained over long periods of time, in many instances for decades, and were primarily designed to provide seamless, reliable and secure global voice communications. The technology upon which today's PSTN is based is commonly known as "circuit switched" and utilizes time division multiplexing (TDM) standards for transmission of the electronic signals carrying the voice conversation. The electronic signals carrying the voice conversations are referred to as "media," and in a circuit switched network they follow a dedicated path, or circuit.

Further evolution of the circuit switched network included the introduction of additional services, which we refer to as "intelligent network" services, by adding both a signaling network layer and an enhanced intelligent network services layer on top of the TDM voice switching network. The signaling network layer improved network performance by reducing call setup times, improving the efficiency of the network, providing for interoperability between two independently owned networks, and providing access to an enhanced intelligent network services layer. The critical technology underpinning the intelligent network is the globally accepted signaling protocol known as Signaling System #7, or SS7. The flexibility of the three-layered intelligent network design permitted the introduction of a number of new and enhanced services, including toll free numbers and number portability, whereby subscribers are able to retain their local phone number, yet move their phone service to a new service provider. While SS7 was initially created to support signaling in the PSTN, it has also become an essential element for connecting calls and delivering enhanced services in wireless networks.

Wireless networks are often referred to as Public Land Mobile Networks, or PLMNs. Wireless networks generate substantially more SS7 signaling traffic than fixed line networks due to additional capabilities inherent in wireless telephony such as mobile registrations, roaming, and mobile call handoffs between cellular towers and equipment. As a result, wireless operators generally invest more in SS7-related equipment, such as signal transfer points, or STPs, than landline telecommunications service providers in order to accommodate the unique signaling demands of mobile telephony. In addition, rapid growth in wireless subscribers, minutes of use and increased popularity of wireless services such as voice mail, short text messaging, pre-paid billing and wireless number portability have led to a significant increase in SS7 traffic on mobile networks in recent years, and has created a need for high capacity signaling infrastructure. Driving the higher usage in wireless networks, particularly in the United States, are flat rate pricing plans that feature no incremental charges for any calls up to a specified monthly limit. Innovative service offerings like camera phones, the increasing popularity of family calling plans, and continued wireline to wireless substitution are also contributing to continuing wireless subscriber growth. We believe that wireless usage may continue to increase in the coming years and create additional SS7 signaling traffic and increased demand for our network applications.

In the past, networks designed primarily for data services have emerged and are commonly referred to as the Internet. The Internet is a collection of Internet Protocol, or IP, -based networks that provide global reach for a broad range of information services such as web browsing, e-mail, electronic commerce and research. IP networks are "packet switched" networks because the IP protocol breaks the media into packets before transporting them, each packet often taking separate path, to the intended destination where the packets are then reassembled prior to delivery to the intended recipient.

Increased competition among service providers has resulted in a reduction in the price per minute that service providers charge for traditional voice services. This, in turn, has driven increased subscriber demand for voice services as well as demand for innovative new services, including basic data services. With the resulting revenue and margin pressure, service providers are attempting to reduce the expense of delivering traditional service while expanding their networks to handle the greater volume of traffic. We believe these dynamics are a primary driver of the recent wide spread consolidation among service providers, as they attempt to take advantage of increased economies of scale and/or position themselves to offer both wireline and wireless services. In further response to consumer demand and declines in prices brought about by expanding competition, service providers have also begun to offer services beyond those traditionally offered, including bundling voice, video and data services.

The Emergence of a Converged Network

Today, most service providers operate both circuit switched networks and packet networks. Currently, the majority of networks which carry voice communications rely on TDM circuit switching technology, and, until recently, packet switching has been used almost exclusively for data communications. Managing multiple distinct networks is not expected to be a viable economic alternative. While circuit switching has offered reliable and high quality voice communications, packet switching is inherently more efficient and cost effective. As a result, service providers are beginning to migrate toward a single IP network architecture, or converged network, to serve as the foundation for their enhanced voice, video and data service offerings.

Convergence has a wide variety of meanings within the communications industry. The term convergence encompasses: (a) the convergence of circuit and packet-based technologies to support voice services (voice transported over IP and SS7 signaling transported over IP); (b) the convergence of mobile networks and fixed networks and the associated flexibility of accessing networks utilizing a variety of subscriber devices; (c) the convergence of widely utilized information technologies with proprietary legacy telecommunication technologies; and (d) the convergence of basic voice and data services and enhanced multimedia services.

In the last several years, the IP Multimedia Subsystem architecture, or IMS, has emerged as an architecture well suited for converged IP networking. Variations of the IMS architecture have been and are being adopted by various standard-setting bodies within the wireless, wireline and cable industries. Very much like the SS7-based intelligent networking architecture employed by circuit switched networks, IMS includes a three-layer architecture: a media transport layer, a signaling and session control layer and an applications layer. However, instead of employing the SS7 protocol for signaling, IMS uses a newer signaling protocol, Session Initiation Protocol, or SIP. SIP's advantages include its ability to manage multimedia services (voice, video and data) in an IP network, making them accessible from a wide variety of devices, such as mobile phones, personal computers, ordinary phones and personal digital assistants, or so called "smart phones."

Transitioning to a Converged Network

The transition to a converged network poses a challenge for service providers: when and how can they cost effectively transition from existing networking technology to the converged network, without disrupting existing services and without abandoning current and recent investments in existing networks? We believe this transition process will evolve through three phases: the current state, the transition state and the future state.

  We believe the current state includes basic voice and data services signaled with SS7 and transported over TDM-based networks.
  We believe the transition state will offer basic and enhanced voice and data services signaled with SS7, but transported over IP-based networks. Examples of network applications many service providers are evaluating and deploying include voice services transported over IP, or VoIP, and SS7 signaling transported over IP, or SIGTRAN.
  We believe the future state will be based upon the emerging industry consensus for IMS architectures providing enhanced multimedia service (voice, video and data) signaled with SIP and transported over an IP-based, converged network.

While this trend is global in nature, there remain considerable differences by geography in the PSTN, PLMN and Internet maturity, as well as in the economic opportunities that service providers are attempting to capitalize upon. These differences generally affect the decision as to when and how service providers adopt newer technologies and commence their transition to a converged network. As a result, we expect adoption of, and, thus, demand for the networking technologies to vary from market to market, and current state, transitional state and future state networks to overlap for a considerable period of time. We believe that there will likely be instances of all three network states, or hybrid networks, concurrently owned and operated by a single service provider, especially the larger providers who own networks in several markets. For example, service providers operating current state networks in emerging markets will need to interoperate with service providers operating transitional networks and converged networks in maturing markets. Finally, service providers must be able to measure performance, manage the quality and availability of service and monetize the newer services in and across current, transition and future state networks.

Tekelec's Network Applications

Our network applications assist our customers in meeting their primary challenges in the competitive communications environment, which are differentiating their revenue generating offerings and lowering network costs. They enable the delivery of intelligent services and facilitate transition to the converged network. We believe that our open, standards-based products and services are highly reliable and enable us to reach a larger addressable market, while enabling service providers to more cost effectively manage their networks and offer intelligent services that differentiate them from their competition.

Signaling Network Applications offered by our NSG business unit

With over 1,000 signaling systems in operation worldwide, we have one of the most widely deployed standalone signaling application platforms in the telecommunications industry. Our signaling systems and software are installed in all Tier 1 North American wireless and wireline service providers. As we expand internationally, we continue to grow our customer base among the leading wireless and wireline service providers in Europe, Asia, Africa, Central and South America. We believe that our EAGLE 5 Integrated Signaling System, or "EAGLE 5 ISS," is successful because of our focus on the development of a competitive, highly scalable system that is able to meet the rigorous technological demands of rapidly growing global service providers.

Over time, we have extended the features and capabilities of our signaling systems and software to include other integrated value-added network applications. The types of other network applications that we have targeted are those that are highly synergistic with our signaling network applications, such as our Number Portability application for number portability in mobile and fixed networks; our GFLEX application for improved mobility management through optimization of a service provider's Home Location Register, or HLR, resources; our TekMedia application for more efficient, network-based Short Message Service, or SMS, and control of unwanted text messages (commonly referred to as "SPAM" messages); as well as applications for integrated data collection used in concert with our real time performance management network application delivered by our CSSG business unit. By integrating or bundling other synergistic network applications with our signaling applications within our EAGLE 5 ISS platforms, we have enabled service providers to reduce the number of signaling connections between network elements and the congestion and bottlenecks in their signaling networks - thus enabling service providers to realize greater throughput capacity and efficiency in their communications networks.

As network traffic has grown, service providers have been looking for even more cost effective ways to handle the related increase in SS7 traffic. One of the main features of the EAGLE 5 ISS platform is its ability to support SIGTRAN, which is essentially SS7 transported over IP, and to help our customers realize substantial efficiencies inherent in IP networking. Use of our SIGTRAN systems, software and related applications results in a substantial increase in signaling efficiency by enabling SS7 signaling transported over IP at faster rates than traditional SS7 signaling transported over TDM or other packet networking technologies. Customers may choose to deploy the EAGLE 5 ISS with SIGTRAN capability to gain signaling efficiencies, among other benefits, as they transition their voice service to VoIP networks. In addition, customers of our signaling products may upgrade their existing infrastructure to enable SS7 signaling over IP. The upgrade enables them to preserve the value of their existing SS7 infrastructure and makes them capable of facilitating interoperability between circuit switched and next generation packet networks.

As a result of service provider challenges encountered in transitioning to the converged network, we believe that SS7 will continue as a requirement for the foreseeable future. In order to meet the various needs of our customers as they transition to IMS, we are developing SIP signaling systems and transitional product offerings that allow the current and future networks to interoperate. The device within the IMS architecture that manages SIP-based communications sessions is the Call Session Control Function, or CSCF. Our implementation of CSCF, the TekCore™ Session Manager, is designed to enable service providers to integrate CSCF functionality into their networks and seamlessly offer SS7, SIGTRAN and/or SIP based communications services.

As service providers adopt IMS, we believe that they will likely operate hybrid networks with both intelligent network and IMS services for years. IMS is designed to permit service providers to orchestrate service interaction of multiple SIP-based services. NSG's Service Mediation solution is designed to enable service interaction among legacy, mobile, VoIP and IMS networks. NSG's Service Mediation solution simplifies the interworking of network components that utilize different protocols without having to upgrade each network switch or re-architect the network. This allows service providers to simplify their network architecture for faster service rollout, to deliver value-added, bundled services and to cap investments in legacy technology based equipment. It bridges technologies, allowing SS7-based, intelligent network service platforms to coexist and interact with SIP-based, IMS network service platforms.

Network Applications offered by our CSSG business unit

We believe the synergy between our industry leading signaling platforms and performance management, revenue management and service creation applications provides significant value to our customers. Our CSSG network and business applications help service providers measure, manage and monetize the communications traffic that traverses their networks. Specifically, these applications enhance the reliability and security of our customers' networks, reduce the time to troubleshoot problems, enable real-time management of service quality, and help detect and correct revenue leaks due to fraud, incorrect billings, and errors in recordkeeping. These products also help service providers deploy new services more cost effectively and improve their return on investment in existing and new services across both legacy and next generation telecommunications networks.

We provide comprehensive real-time network and business applications measurement capability for traditional and IP networks, as well as hybrid networks. Our CSSG solutions allow a service provider to verify overall network performance and quickly isolate problems in the network, while reducing capital and operating expenditures.

Our real time performance management system and software applications are offered as a solution with the EAGLE 5 ISS, complementing and leveraging the functionality of our signaling network applications. Our performance management solutions address a variety of activities related to the service provider's end user's experience, including traffic management, quality of service and troubleshooting. Our products allow the service providers to collect data about the operation of their networks and to graphically analyze and pinpoint network and quality of service problems.

Our revenue service applications are designed to permit service providers to monetize their services by gathering business-critical intelligence to make informed decisions, identifying sources of revenue loss, recovering revenue while increasing margins, and enabling new revenue generating services. We believe our CSSG applications provide valuable data on subscriber behavior, which may be used by marketing professionals to create highly targeted service bundles that increase profitability and customer value.

Basic and Enhanced Voice and Data Network Applications offered by our SSG business unit

Our switching solutions are focused primarily on creating and enhancing next-generation voice and data switching products and subscriber-centric services for both traditional circuit switched networks and newer packet switched networks. We offer wireline (Class 4 and Class 5) and wireless telephony solutions, as well as enhanced VoIP network applications. We believe that voice and data networks will increasingly interoperate, or converge. We have designed and are designing our switching solutions products and subscriber-centric services to enable our service provider customers to implement converged voice and data networks.

Recently, both VoIP and voice, video and data convergence activity has increased, as leading service providers and cable operators have begun to compete for subscribers by offering a "bundled" package of voice, data and video services, also known as "triple-play" service offerings (e.g., phone, internet and cable services). While VoIP has been a significant factor in business communication systems and services for many years, its growth has been limited in the broader consumer market. During 2006, new service providers, incumbent wireline service providers (e.g., Verizon), and cable operators realized significant growth in VoIP subscribers, which we believe is due in part to the maturing of these new technologies and the entrance of more established providers into the market. We believe our VoIP solutions are well positioned to meet this growing VoIP market demand.

As service providers seek additional ways to improve their service offerings, we believe that they are beginning to explore ways of achieving "continuous mobility." Continuous mobility is the ability of a mobile customer to seamlessly move from a traditional mobile wireless network to a home or business fixed wireless network, also known as a "WiFi" network, without disrupting service. WiFi fixed wireless networks enable access to VoIP services typically provided by a wireline service provider. This network capability is known as "Fixed Mobile Convergence," or FMC. Demand for FMC is supported by mobile phone manufacturers who have begun delivering "dual mode" mobile handsets that can communicate over both traditional wireless networks and over WiFi networks. Historically, consumers have been required to maintain multiple phone devices and service plans, such as a wireline phone service for the home along with a separate wireless service plan. The availability of "dual mode" mobile handsets combined with FMC network capabilities enables service providers to attract and retain customers by reducing the requirement for multiple phone devices and by providing customers with access to more economical wireline-based VoIP services while using a mobile phone handset.

Our switching solutions products are also designed to support the transition of a service provider's network to IMS through simultaneous support of both SS7 and SIP signaling interfaces. In addition, our products are distributed and provide the media transport and application layers in the three layer IMS architecture. This capability allows service providers to initially deploy our solutions in a pre-IMS network to provide for cost effective VoIP and/or TDM services. When these service providers are ready, they can evolve to a full IMS network by deploying the additional CSCF equipment to provide the session control layer in a more cost effective manner.

Our Business Strategy

Our objective is to be a premier supplier of communications systems, software and related professional services, delivering high performance, mission critical network applications for existing, transitional and converged voice and data communications networks. Key elements of our strategy to achieve this objective include:

Leveraging Our Installed Base and Established Customer Relationships. With over 1,000 signaling systems in operation worldwide, we have one of the most widely deployed, standalone signaling application platforms in the telecommunications industry. Our strategy is to leverage our worldwide installed base and our well established relationships with our customers in order to deepen our market penetration globally and to pursue selected emerging new market segments. We believe that we can leverage our installed base and established customer relationships by offering network applications that function not only in today's networks, but that also enable our customers to transition to converged IMS networks in the future.

Maintaining Technology Expertise and Knowledge. We believe that one of our core competitive strengths is the breadth of our knowledge and expertise in communications technologies, particularly in signaling and session control; in high performance, mission critical applications which utilize real time or near-real time data (especially data derived from signaling networks); and in voice call control. We have developed this expertise over more than two decades and, during 2006, we filed a significant number of new patent applications. We intend to enhance our existing products, develop new products and expand our portfolio of patented intellectual property by continuing to make significant investments in research and development. As part of our commitment to technology leadership, we were an early leader in developing solutions for SS7 signaling over IP; using real time database applications (including number portability and integrated network monitoring); as well as our offering of packet-based voice switching solutions.

Focusing on Continued Operating Improvements. We intend to continue to identify and implement new ways to improve our operating efficiency and business processes to enhance our profitability. We lowered our unit material costs and improved our margins through the use of contract manufacturing and improved supplier relationships. In 2005 and 2006, we continued to expand our sourcing of raw materials and services globally to lower our unit costs and increase our labor rate productivity. This included the sourcing of printed circuit boards from China, the assembly of our printed circuit boards in Thailand and Guadalajara, Mexico and the off-shoring of certain product development efforts to India, China and the Czech Republic. In 2006, in connection with the creation of our EAAA regional sales and marketing organization, comprised of Europe, the Middle East, Asia Pacific (including India and China), Africa and Australia, we combined seven regional sales and marketing teams into three. From time to time, we review our organizational and operating structure to determine whether new or expanded job functions or business processes can be assumed by existing personnel or reengineered, resulting in higher productivity.

Expanding Globally. We sell our products internationally through our direct sales force, sales agents, partnerships and distributor relationships. We also sell directly from our wholly owned subsidiaries in Argentina, Brazil, Canada, Colombia, the Czech Republic, France, Germany, India, Italy, Malaysia, Mexico, Singapore, Spain, Taiwan and the United Kingdom and from our sales offices in China, Dubai, the Russian Federation and South Africa. Total international revenues for 2006, 2005, and 2004 were $241.5 million, $134.0 million, and $87.1 million, respectively, representing 44%, 28%, and 27% of our total revenues, respectively.

Pursuing Opportunities with Strategic Partners. We intend to complement our product offerings and extend our market reach through selected strategic partnering relationships, including original equipment manufacturer, or "OEM," partners, referral arrangements, teaming agreements and distribution agreements. Our existing strategic relationships include technology development, outbound OEM and collaboration relationships with companies such as Alcatel-Lucent, NEC and ZTE. In addition to these strategic partnerships, from time-to-time we have also made acquisitions of technologies, competencies and businesses, where we sought to leverage synergies with our existing technologies, competencies and commercial opportunities. In 2005, we acquired privately-held iptelorg GmbH ("iptelorg") to augment our signaling portfolio with SIP routing software and additional SIP expertise. In 2006, we entered into a worldwide license to certain technologies and intellectual property rights that we believe will form the core software platform for our service mediation product family.  We believe this technology provides key capabilities, which will provide our customers with a smooth evolution from SS7 to SIP-based signaling and next-generation high performance network applications once we complete development of the product offerings based on this technology.  We anticipate that, from time to time, we may make additional acquisitions where we believe synergies with our existing business can be leveraged.

Recent Acquisitions and Dispositions

In July 2006, we completed the sale of IEX Corporation ("IEX"), a wholly owned subsidiary, to NICE-Systems Ltd. for approximately $201.5 million in cash, which included a $1.5 million working capital adjustment. IEX provided workforce management and intelligent call routing systems for single- and multiple-site contact centers. IEX sold its products primarily to customers in industries with significant contact center operations such as airlines, financial services, telecommunications and retail. Prior to our decision to sell IEX, the results of IEX's operations were reported as the IEX Contact Center Group reporting segment.

During 2005, we completed the acquisition of iptelorg, a developer of SIP routing software, which is now included within our NSG reporting segment. In October 2004, we acquired Steleus Group Inc. ("Steleus"), a real time performance management supplier that provides business related intelligence products and services to telecommunications service providers. During the fourth quarter of 2004, Steleus' telecommunications product line was combined with certain of our existing business intelligence applications, such as billing verification and other network element independent applications to form our CSSG reporting segment.

In October 2005, we acquired the remaining minority ownership interest in Santera Systems Inc. ("Santera"), a developer of integrated voice and data switching solutions, which had become a majority owned subsidiary in June 2003. In April 2004, we acquired Taqua, Inc. ("Taqua"), a privately held provider of next generation packet switching systems. In September 2004, we acquired privately held VocalData, Inc. ("VocalData"), a provider of hosted IP telephony applications that enable the delivery of advanced telecom services and applications to business and residential customers. The former Santera, Taqua and the VocalData businesses form our SSG reporting segment.

Our Sales and Marketing Strategy

Our sales and marketing strategies include selling directly through our sales force and indirectly through distributors and other resellers, entering into strategic alliances, and targeting certain markets and customers. To promote awareness of Tekelec and our products, we also advertise in trade journals, exhibit at trade shows, participate in industry forums and panels, maintain a presence on the Internet, and use direct mail. From time to time, our employees author articles for trade journals.

Distribution. We sell our products in the United States principally through our direct sales force and indirectly through strategic relationships with various third parties. Our North American direct sales force operates out of our regional offices located throughout the United States. Internationally, we sell our products through our direct sales force, sales agents, partnerships and distributor relationships. As market conditions warrant, we may increase our direct sales and marketing activities worldwide.

Strategic Relationships. We believe that our current and future strategic relationships with other leading communication solution providers will improve market penetration and acceptance for our network applications. Many of these system integrators have long-standing relationships with public telecommunications service providers and offer a broad range of services to these service providers through their existing sales and support networks. We seek strategic relationships that:

  enhance our presence and strengthen our competitive position in our target markets;
  offer products that complement our network applications to provide value-added networking products and services; and
  leverage our core technologies to enable communications equipment suppliers to develop enhanced products with market differentiation that can be integrated with Tekelec's products and services.

We believe that our strategic third-party relationships present us with additional opportunities to penetrate the communications network application market and demonstrate our strategic partners' recognition of the technical advantages of our network products. Through our relationships with, among others, Alcatel-Lucent, FiberHome, NEC Neva and NEC do Brazil we are enhancing our market presence and the ability to access leading network service providers. Although our current sales through these relationships are not significant (other than Alcatel-Lucent), a termination of one or more of our relationships, or the sale of competing products by any of these strategic partners could have a material adverse effect on our future operating results.

Our Systems and Software

We currently offer systems and software through our three business units. Our principal Network Signaling Group solutions are described below:

Solution	Description
Signaling and Session Control

Our EAGLE®5 Integrated Signaling System (ISS) provides global signaling and real time, transaction-based applications from a single platform. Substantial database size, signaling capacity and transaction speed are coupled with next generation IP connectivity, providing a transition path to the converged network.

The same platform delivers full signal transfer point, or STP, capabilities and a portfolio of integrated applications. Applications integrated with the platform provide the delivery of an array of intelligent routing and other value-added services. Service providers are able to optimize the use of network resources, deploy number portability, manage subscribers and services, migrate to new technologies, control fraud and interoperate networks with disparate technologies.

Transitional and IMS Solutions

We offer a portfolio of products to support IMS and the transition to IMS networks. By leveraging our expertise in SS7 signaling and SIP session control, we provide a signaling bridge that enables interoperability between circuit and packet switched technologies. Our systems and software thus permit our customers to approach the transition to converged networking through the signaling layer. We also offer core session control for SIP-based, IMS networks.

Our IMS solution enables service providers to gradually migrate to IMS at the signaling layer. We believe this transitional approach allows service providers to control the pace of evolution and provides a cost effective approach for migrating to IMS and for managing a hybrid SS7-SIP signaling network.

Specific IMS-transitional systems and software include:

Service Mediation

Our Service Mediation solutions are designed to enable service interaction among legacy, mobile, VoIP and IMS networks. These solutions bridge technologies and enable unified service delivery across SS7 and SIP-based networks. Transitional benefits include:

  Reduced investment in legacy technologies
  Service continuity across hybrid networks
  Leveraging of existing intelligent network applications, like number portability, to support IMS subscribers
  Offering of new SIP-based services to customers with SS7-based handsets, improving our service provider customer return on investment

TekCore Session Manager

Our open, standards-based CSCF is designed to support high performance SIP-signaling and session control in core IMS networks, enabling multimedia services. TekCore also supports SIP aggregation in VoIP networks, allowing service providers to cost effectively scale their VoIP networks, while laying the groundwork for the eventual migration to IMS.

Service Dispatch and Control

High performance "Pre-IMS" server enables certain new services such as prepaid or enhanced voice services to be deployed to all subscribers, whether served by the IMS or the legacy network.

Number Portability

We simplify number portability by integrating advanced database management and signaling functions on a single network platform, providing advantages over solutions that rely on external service control points. We provide a full suite of number portability solutions for fixed and mobile networks in the U.S. and international markets.

The convergence of the PSTN with IP networks requires a new type of number portability/translation with the ability to map telephone numbers to IP addresses. This new number portability/translation is known as Electronic Number Mapping, or ENUM. Next generation services such as VoIP, multimedia service, push-to-talk and instant messaging will possibly require high ENUM transaction rates. We have leveraged our experience in high capacity, low latency database applications to develop our ENUM solution.

Mobility Management

Wireless voice and data communications generate substantially more signaling traffic than fixed-line calls. Our mobile service provider customers benefit from our intelligent routing applications ability to handle network expansion in a reliable, cost effective manner. Applications such as HLR (Home Location Register) optimization, Equipment Identity Register (EIR) and voice mail redirection help service providers to manage network growth, improve network efficiency, reduce costs and meet regulatory requirements.

Messaging

Our short text messaging solutions are designed to span both traditional SS7 based TDM, or "2G" networks and SIP-based IP, or 3G networks. The access-independent solution enables the delivery of text messaging — from simple store-and-forward short message service (SMS) to more advanced networked messaging services.

TekMedia SMS is an innovative, modular solution, which enables service providers to deliver advanced networked messaging. Service providers can grow capacity and capabilities incrementally or create a complete, end-to-end SMS solution.

Our principal Communications Software Solutions Group solutions are described below:

Solution	Description
Performance Management Solutions

Our portfolio of Performance Management solutions provides real time or historical information based on network traffic. Service providers can gain insight into the performance of the network, roaming activity, service usage, and customer behavior.

Our solutions deliver network visibility to service providers, assisting them in managing and routing traffic in an efficient and cost effective manner. By monitoring network transactions, service providers can improve service delivery and more accurately bill their subscribers for content downloads. They can verify the successful delivery of content from third-party providers and pay only for successful downloads.

Applications include:

• troubleshooting
• network management
• roaming management
• services management
• revenue leakage discovery
• revenue recovery and generation
• market intelligence and analytics

Our Performance Management solution collects, correlates, processes, and stores data from the network. Various applications use this data to enable network operators to ensure the performance, reliability and security of the network; to detect and track revenue leaks and potential recovery; and to provide timely market and business intelligence needed to drive business improvement. The solution supports wireline and wireless service providers across both the traditional TDM-based networks and IP-based networks. This solution can be deployed on a stand-alone basis or as an integrated feature of the EAGLE 5 ISS. Our Performance Management solution is installed in a number of service providers' networks.

Service Creation Solutions

Our Service Creation Solutions, or SCS, offer service providers an alternative to traditional, legacy service platforms. Our SCS are supplied with pre-packaged solutions permitting service providers to launch their own services thus reducing lengthy development cycles. At the same time, a creation environment is provided which allows our customers to customize their existing services as well as to create new services themselves.

Applications include: • number screening • routing • number translation • charging • content and marketing

Revenue Management

Tekelec's Revenue Management portfolio is designed to help service providers gather business-critical intelligence to make informed decisions, identify sources of revenue loss and increase margins.

These solutions give service providers visibility into network traffic data that is specific to inter-carrier compensation and subscriber activities. Service providers can identify possible sources of revenue leakage and recover lost revenues caused by fraudulent abuse, poor network planning or network attacks. Valuable data provided on subscriber behavior and service preferences enables marketing professionals to create highly targeted service bundles that increase profitability and customer value.

Our principal Switching Solutions Group solutions are described below:

Solution	Description

Enhanced VoIP Solution

Our Enhanced VoIP Solution (EVS) offers service providers a fully integrated way to offer a wide set of advanced IP-based features and services to both their VoIP and traditional voice service customers. EVS can be deployed by both small and large service providers. New service providers, also known as competitive service providers, and cable television network service providers can use EVS to upgrade their networks for broadband services. EVS consists of the Tekelec 7000 and 6000 products packaged as a solution.

Hosted VoIP Solution

Our Hosted VoIP Solution (HVS) provides a wide set of feature-rich business and residential VoIP services. HVS consists of the Tekelec 6000 combined with an optional set of Tekelec media gateways - T9000, T8000, T7000, or a combination thereof. Our HVS enables VoIP service providers to start small and grow while offering voice and video services that can both replace PBXs and economically serve home users. HVS offers high quality VoIP services with reduced service provider integration efforts, thereby lowering operating expense for service providers.

Transit Network Solution

Our Transit Network Solution (TNS) brings new capabilities and cost savings to service providers which operate large and geographically distributed networks. TNS allows service providers to achieve improved network survivability through geographic diversity and distributed processing. Our Transit Network Solution consists of the Tekelec 9000 Distributed Switching System deployed with one or more T3000 Media Gateway Controllers, and multiple T8000 Media Gateways.

Fixed Mobile Convergence Solution

Our Fixed Mobile Convergence (FMC) solutions are designed to help mobile and fixed service providers gain new revenues from their current networks. Service providers can offer features that help them lower customer turnover and gain subscribers without complex network replacement. Our FMC solutions allow end users to have a single number identity with the ability to originate and answer calls from their wireless or wireline phones. Our FMC consists of a Tekelec 6000 combined with a Tekelec 9000 and a convergence gateway. This solution allows mobile and fixed service providers to gain new revenues from their current networks.

Converged Media Gateway (CMG)

Our Converged Media Gateway solution (CMG) is typically offered to large equipment vendors, such as Alcatel-Lucent, and system integrators who combine our CMG with other equipment they provide. Our CMG consists of the Tekelec 8000 family of media gateways and offers a flexible, scalable, cost effective media gateway platform that can be deployed in wireless or wireline networks.

Systems and Software Development

The communications market is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Standards for new technologies and services such as Third Generation, or "3G" wireless services, softswitching, signaling for packet networks, internet protocol and IMS architectures are still evolving. As these standards evolve and the demand for services and applications increases, we intend to adapt and enhance our products and develop and support new products. We solicit product development input through discussions with our customers and participation in various industry organizations and standards committees, such as the Telecommunications Industry Association, the Internet Engineering Task Force, the Softswitch Consortium, the 3rd Generation Partnership Project ("3GPP"), and the IMS Forum, and by closely monitoring the activities of the International Telecommunications Union, the European Telecommunications Standards Institute, and the International Organization for Standardization and Alliance for Telecommunications Industry Solutions ("ATIS").

We continue to invest in research and development in order to expand the technological capability, functionality and breadth of our applications. From 2004 to 2006 we invested over $350 million-approximately $148.4 million, $119.2 million, and $93.7 million during 2006, 2005, and 2004, respectively, in product development.

We currently expect that a substantial portion of our development of new products and enhancements to existing and future products will be developed internally or through outsourced development contractors, with the possibility of selective acquisitions to complement and supplement our product development pipeline when deemed prudent. Our product development efforts to date have resulted in leading telecommunication network applications, and we believe that our current and future product development efforts will continue to yield leading telecommunication network applications. There are risks associated with the development of our products, which are discussed further in the section entitled "Risk Factors" in this Annual Report.

Service, Support and Warranty

We believe that customer service, support and training are important to building and maintaining strong customer relationships. We service, repair and provide technical support for our products. Our support services include:

  24-hour technical support,
  remote access diagnostics and servicing capabilities,
  extended maintenance and support programs,
  comprehensive technical customer training,
  extensive customer documentation,
  field installation, emergency replacement and regular software maintenance releases, and limited upgrades and enhancements.

To our customers and certain resellers of our products, we also offer technical training with respect to the proper use, support and maintenance of our products.

We maintain in-house repair facilities and provide ongoing training and technical assistance to customers and international distributors and other resellers at our technical assistance centers in Morrisville, North Carolina; Plano, Texas; Egham, United Kingdom and Singapore. These centers also support our network signaling and switching products on a 24 hour-a-day, seven day-a-week basis. In addition, we have invested in providing in-country service and support in Brazil, France, India, and Mexico.

We also offer network implementation services in connection with our effort to supply a complete solution for our network application deployments, including products from our vendor partners. In such instances, we offer specific service contracts to support the needs of our service provider customers that choose to migrate their network to, for example, packet technologies.

We typically warrant our products against defects in materials and workmanship for one year after delivery and installation, which period may not exceed 15 months following shipment, and thereafter offer extended service warranties.

Customers

Customers for our NSG products consist primarily of network service providers. Wireless service providers accounted for over 50% of NSG's revenues in 2006. Customers for CSSG products are generally the same as those for our NSG products, but typically are a different department (e.g., finance, marketing and sales). Customers for SSG products currently consist primarily of rural service providers, independent operating companies, competitive access providers and large international public telephone and telegraph companies. Alcatel-Lucent is also a customer of SSG. Alcatel-Lucent resells certain SSG products on an OEM basis together with its own systems directly to service providers.

Historically, a limited number of customers have accounted for greater than 10% of our annual revenues. In 2006 and 2005, Cingular, including AT&T prior to the merger of Cingular and AT&T Wireless, represented approximately 10% and 18%, respectively, of our annual revenues. In 2005, Alcatel represented approximately 19% of our revenues. We anticipate that our operating results in any given period will continue to depend, to a significant extent, upon revenues from a small percentage of our customers.

Backlog

Backlog for our products typically consists of contracts or purchase orders for both product deliveries scheduled within the next 12 months and extended service warranty to be provided generally over periods of up to three years. Our backlog at any particular date may not be a meaningful or accurate indicator of future financial results primarily because (i) we account for our customer contracts under the residual method prescribed by Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and (ii) the size and duration of orders and customer delivery and installation requirements vary and may be cancelled or rescheduled by the customer.

At December 31, 2006, our total backlog amounted to approximately $455.3 million, compared to total backlog of approximately $520.2 million at December 31, 2005. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts.

Competition

Network Signaling Group. The market for our network signaling products is competitive and has been highly concentrated among a limited number of suppliers. We presently compete in the network signaling market primarily with Siemens, Cisco Systems and Huawei. We expect that competition will increase in the future from both existing and new competitors.

We believe that the principal competitive factors in the high performance, mission critical network signaling systems and software market are system performance, scalability and functionality, system quality and reliability, customer service and support, price and the supplier's financial resources and marketing and distribution capability. We anticipate that responsiveness in adding new features and functionality will become an increasingly important competitive factor. New entrants or established competitors may offer systems that are superior to our systems in performance, quality, service and support and/or are priced lower than our systems.

We believe that our ability to compete successfully in the network signaling market also depends in part on our distribution and marketing relationships with leading communications equipment suppliers and resellers. If we cannot successfully enter into these relationships on terms that are favorable to us, or if we cannot maintain these relationships, our business could suffer.

Communications Software Solutions Group. The market for monitoring and revenue management software solutions is very competitive. Our major competitors include Tektronix, Agilent and Anritsu, as well as a number of smaller competitors existing in different geographic markets. We believe the market will remain very competitive with a number of smaller competitors continuing to enter this market.

We believe the integration of CSSG's products with NSG's products, including the EAGLE 5 ISS, provides a key competitive advantage. The added simplicity and reliability of our integrated approach provides a direct benefit to our customers. We also offer a non-integrated, probe-based solution where needed to allow our customers to derive additional value from our applications. Our applications offer an array of configuration tools and a Web-based user interface for ease of use. Our applications have the added benefit of supporting both existing protocols and newer protocols such as SIP, GPRS, and UMTS from a common architecture. We provide critical network capabilities, such as the ability to continuously trace a call end-to-end as it traverses both traditional circuit and newer packet network domains. Our real time capabilities allow an operator to discover and correct network and related business issues quickly.

Switching Solutions Group. The market for our switching solutions is extremely competitive and is highly fragmented. We presently compete in the next-generation switching market with numerous public and private companies. The public companies include, among others, Nortel, Cisco, Alcatel-Lucent, Sonus Networks and

Siemens. The private companies include, among others, Veraz Networks, MetaSwitch, BroadSoft and CopperCom. We expect competition to remain intense, particularly as this market matures and until the number of competitors is reduced or rationalized.

We believe that the principal competitive factors in the next-generation switching market are product performance, scalability, functionality, quality and reliability, customer service and support, price and the supplier's financial resources and marketing and distribution capabilities. We believe that our ability to compete successfully in the next-generation switching market will, in part, depend on our ability to secure large and leading wireline or wireless service providers as reference accounts for our next-generation switching products. Because a number of our competitors have existing relationships with these large and leading service providers as their legacy switching providers, it may be difficult for us to displace these incumbent suppliers with our next-generation products.

Intellectual Property

Our success depends, to a significant degree, on our proprietary technology and other intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secrets, non-disclosure policies, confidentiality agreements and contractual restrictions to establish and protect our proprietary rights both in the United States and abroad. In 2006, we filed a significant number of new patent applications. Inventions by members of our research and engineering staff have been, and continue to be, important to our growth and success. Patents have been granted to us on many of these inventions in the United States and other countries. Our patent portfolio has been developed over time and, accordingly, the remaining terms of our patents vary. Some of the earlier issued patents have now expired or are approaching expiration. Between 2007 and 2010, less than 1% of our patents will expire. However, we intend to continue to seek and obtain patents protecting our newer innovations. Each business segment possesses its own patent portfolio that provides certain competitive advantages in protecting our innovations. Although we believe that our patents will become increasingly important in maintaining and improving our competitive position, no single patent is essential to our business as a whole, and no one patent is considered material to any of our business segments.

The measures discussed above afford only limited protection and may not prevent third parties from misappropriating our technology or other intellectual property. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States and the possibility of misappropriation of our technology and other intellectual property is more likely in these countries. If we fail to successfully enforce or defend our intellectual property rights, or if we fail to detect misappropriation of our proprietary rights, our ability to effectively compete could be seriously impaired.

Our pending patent and trademark registration applications may not be approved and our competitors may challenge the validity or scope of our patent or trademark registration applications. In addition, we may face challenges to the validity or enforceability of our proprietary rights, and litigation may be necessary to enforce and protect our rights, to determine the validity and scope of our proprietary rights and the rights of others, or to defend against claims of infringement, misappropriation or invalidity. Any such litigation would be expensive and time consuming, would divert the attention of our management and key personnel from business operations and would likely harm our business and operating results. We cannot be assured that our efforts to defend such challenges would be successful.

We also license software and other intellectual property from third parties. Based on experience, we believe that such licenses can generally be obtained or renewed on commercially acceptable terms. Nonetheless, there can be no assurances that such licenses can be obtained or renewed on acceptable terms, or at all. Our inability to obtain or renew certain licenses or to obtain or renew such licenses on favorable terms could have a material adverse effect on our business, operating results and financial condition. The communications industry is characterized by the existence of rapidly changing technology, an increasingly large number of patents and frequent claims and litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to us. There can be no assurance that our patent rights will not be challenged, invalidated or circumvented. From time to time, we receive notices from, or are sued by, third parties regarding patent claims. Any claims made against us regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend, would divert the attention of our management and key personnel from our business operations and may require us to modify or cease marketing our products, develop new technologies or products, acquire licenses to proprietary rights that are the subject of the infringement claim or refund to our customers all or a portion of the amounts paid for infringing products. If such claims are asserted, there can be no assurances that the dispute could be resolved without litigation or that we would prevail or be able to acquire any necessary licenses on acceptable terms, or at all. In addition, we may be requested to defend and indemnify certain of our customers, resellers and partners against claims that our products infringe the proprietary rights of others. We may also be subject to potentially significant damages or injunctions against the sale of certain products or use of certain technologies. See "Legal Proceedings" in Part I, Item 3, of this Annual Report.

Environmental Matters

Our operations are subject to a wide range of environmental laws in various jurisdictions around the world. We seek to operate our business in compliance with such laws. Tekelec is and will continue to be subject to various product content laws and product takeback and recycling requirements that will require full compliance in the coming years. We expect that these laws will require us to incur additional compliance costs. Although costs relating to environmental matters have not resulted in a material adverse effect on our business, results of operations, financial condition and liquidity in the past, there can be no assurance that we will not incur increased environmental costs in the future, which may have a material adverse effect on our business, results of operations, financial condition and liquidity.

Working Capital

For a discussion of our working capital practices, see section entitled "Application of Critical Accounting Policies and Use of Estimates" in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.

Employees

At December 31, 2006, we employed 1,409 regular full time employees. The classification of our employees by business segment and corporate function as of that date is as follows:

Network Signaling Group	266
Communications Software Solutions Group	111
Switching Solutions Group	296
Sales, Marketing and Customer Support	433
Operations	151
Management, Administration and Finance	152
Total	1,409

We also employ individuals on a regular part-time basis and on a temporary full-time basis, as well as utilize the services of contractors as required. Many of our employees hold stock options, restricted stock units and/or stock appreciation rights under our equity compensation plans. None of our employees are represented by a labor union, except for certain employees in France, and we have not experienced any work stoppages.

We believe that our relations with our employees are good. Employee morale, job satisfaction and career development continue to be important areas of our focus. We believe that it is increasingly important to our future success to recruit and retain skilled employees. For more information on this subject, see the "Risk Factors" section of this Annual Report under the heading "Failure to recruit and retain key personnel could harm our ability to meet key objectives and adversely affect our business and the price of our common stock."

Available Information

We intend to make this Annual Report, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available on our website (www.tekelec.com) without charge as soon as reasonably practicable following our filing of such reports with the Securities and Exchange Commission ("SEC"). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any forward looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to James Chiafery, Director, Investor Relations, Tekelec, 5200 Paramount Parkway, Morrisville, North Carolina 27560.

Further, a copy of this Annual Report is obtainable from the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and our other filings at www.sec.gov.

Item 1A. Risk Factors.

As indicated above in this Annual Report under "Forward-Looking Statements," the statements that are not historical facts contained in this Annual Report are forward-looking statements within the meaning of the Private Securities Litigation Reform

Act of 1995. These statements reflect the current belief, expectations, estimates, forecast or intent of our management and are subject to and involve certain risks and uncertainties. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. In addition to the risks described elsewhere in this Annual Report and in certain of our other filings with the SEC, the following risks and uncertainties, among others, could cause our actual results to differ materially from those contemplated by us or by any forward-looking statement contained herein. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Annual Report and our other public filings.

Our operating results have historically fluctuated and are expected to fluctuate in future periods, which may adversely affect the market price of our common stock.

Our quarterly and annual operating results are difficult to predict and may fluctuate significantly. We have failed to achieve our revenue and net income expectations for certain prior periods, and it is possible that we will fail to meet these expectations in the future.

Our product revenues in any quarter depend in part on orders booked and shipped in that quarter. A significant portion of our product shipments in each quarter occurs at or near the end of the quarter. Since individual orders can represent a meaningful percentage of our revenues and net income in any quarter, the deferral, cancellation of or failure to ship an entire order in a quarter can result in a revenue and net income shortfall that causes us to fail to meet securities analysts' expectations or our business plan for that period. We base our current and future expense levels on our internal operating plans and revenue forecasts, and our operating costs in the short term are fixed to a large extent. As a result, we may not be able to sufficiently reduce our costs in any quarter to adequately compensate for an unexpected near-term shortfall in revenues, and even a small shortfall could disproportionately and adversely affect our operating results for that quarter. In addition, a number of other factors, many of which are outside our control, can cause fluctuations in our quarterly and annual operating results, including among others:

  fluctuations in demand for our products and services, especially by service providers, in part due to a changing global economic environment;
  price and product competition in the telecommunications industry which can change rapidly due to technological innovation;
  the success or failure of our strategic alliances, acquisitions, or disposals of or exits from certain businesses;
  the ability to enforce our intellectual property rights and to defend claims that our offerings may infringe another company's intellectual property;
  the introduction and market acceptance of our and our competitors' new products, services and technologies;
  the timing of the purchase and deployment by our customers of new technologies and services, including VoIP, SIGTRAN and SIP;
  changes in general economic conditions and specific market conditions in the telecommunications industry;
  the ability of telecommunications service providers to utilize excess capacity of signaling infrastructure and related products in their networks;
  the progress and timing of the convergence of voice and data networks and other convergence-related risks described below;
  the trend toward industry consolidation among our customers and our competitors which may result in reduced demand and pricing pressure on our products;
  the size, timing, terms and conditions of customer orders and shipments;
  sudden or unanticipated shortages of components provided by our vendors;
  the lengthy sales cycle of our products, especially with respect to our international customers, and the reduced visibility into our customers' spending plans for those products and associated revenue;
  the capital and operating spending patterns of our customers, including deferrals or cancellations of purchases by customers;
  the ability of our customers to obtain financing or to otherwise fund capital expenditures;
  our ability to achieve targeted cost and expense reductions;
  our dependence on wireless telecommunications service providers for a significant percentage of our revenues;
  unanticipated delays or problems in developing or releasing new products or services;
  variations in sales channels, product costs, or mix of products sold;

  the geographic mix of our revenues and the associated impact on our gross margins;
  the mix of our product sales across product lines (i.e., between our higher margin signaling products and lower margin switching products), which can have significant impact on our gross margins;
  the expense and other potential negative impact of current and future litigation;
  actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets, including the amounts of related valuation allowances, liabilities, and other items reflected in our Consolidated Financial Statements;
  changes in accounting rules, such as recently adopted rules regarding stock-based compensation, which require the expensing of employee equity-based awards, as well as recent income tax accounting pronouncements;
  our judgments regarding the recognition and deferral of revenues in accordance with GAAP, including as to whether an arrangement includes multiple elements and if so, whether vendor specific objective evidence of fair value exists for those elements, which judgments impact the amount and timing of product and service revenue recognized;
  our ability to fund and sustain our research and development activities and their impact on the development of new products;
  the expansion of our sales, marketing and support operations, both domestically and internationally;
  changes in our pricing policies and those of our competitors;
  our ability to successfully comply with increased and complex regulations affecting our business;
  further restructuring costs;
  failure of certain customers to successfully and timely reorganize their operations, including emerging from bankruptcy;
  worldwide economic or political instability; and
  foreign currency exchange rate fluctuations.

The factors described above are difficult to forecast and mitigate and could have a material adverse effect on our business, operating results and financial condition. We may experience a shortfall in revenues or an increase in operating expenses in the future, which would adversely affect our operating results. As a consequence, operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price.

Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment.

Economic conditions worldwide have contributed to slowdowns in the telecommunications industry and may impact our business resulting in:

  reduced demand for our products and services as a result of continued constraints on capital expenditures by our customers;
  increased price competition for our products;
  risk of excess and obsolete inventories; and
  higher overhead costs as a percentage of our revenues.

Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in and around Iraq and the plans to nationalize privately owned telecommunications, oil and utility companies in Venezuela, as well as changes in energy, natural resources and precious metal costs, may continue to adversely affect global economic conditions. If the economic and market conditions in the United States or internationally deteriorate, we may experience material adverse impacts on our business, operating results, and financial condition.

We expect our gross margins to vary over time and our recent level of gross margins may not be sustainable, which may have a material adverse effect on our future profitability.

Our recent level of gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

  increased price competition, including competitors from Asia, especially China;
  increased industry consolidation among our customers, which may lead to decreased demand for and downward pricing pressure on our products;

  changes in customer, geographic, or product mix, including mix of configurations within each product group;
  an increase in sales of our SSG products (which typically carry lower margins than sales of our NSG products) as a percentage of total revenues;
  our ability to reduce and control production costs;
  increases in material or labor costs;
  excess inventory and inventory holding costs;
  obsolescence charges;
  changes in shipment volume;
  reductions in cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;
  changes in distribution channels;
  losses on customer contracts; and
  increased warranty costs.

Our Switching Solutions Group business unit has a history of operating losses and we may continue to incur losses and not achieve profitability in this business unit in the future, which may negatively affect our operating results, financial condition and the price of our common stock.

In 2006, we continued to experience significant operating losses in SSG. A comprehensive evaluation in 2006 of SSG's operations showed that both revenues and orders for fiscal year 2007 were expected to fall short of our previous projections, and resulted in material impairment charges in 2006 related to write-downs of acquired technology and of goodwill. As a result of this assessment, we expanded the scope of the restructuring of SSG's operations initiated earlier in 2006 to reduce the cost structure of the SSG business and to better align the cost structure with the business opportunities. There can be no assurance, however, that we will realize all of the anticipated benefits of our restructuring activities. Please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" sections of this Annual Report for a more detailed discussion of this matter.

We may continue to incur losses in SSG, which may have a material adverse effect on our operating results, our financial condition and the market value of our common stock.

The markets in which we compete are intensely competitive, which could adversely affect our revenue and net income growth.

For information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled "Competition" contained in Item 1 of Part 1 of this Annual Report. Please also see the risk factor below entitled "If our products do not satisfy customer demand for performance or price, our customers could purchase products from our competitors."

Telecommunications industry consolidation may lead to increased competition and fewer customers and may harm our operating results.

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry, and as companies are acquired or are unable to continue or expand operations. We believe that industry consolidation may result in stronger competitors and fewer customers. Consolidation among our customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and their relative purchasing power increases. Also, consolidation among our customers may increase their leverage in contract negotiations which may require us to agree to terms that are less favorable to our company than the terms of our prior agreements. This could have a material adverse effect on our gross margins, operating results, and financial condition.

We have limited product offerings, and our revenues may suffer if demand for any of our products declines or fails to develop as we expect or if we are not able to develop and market additional and enhanced products.

We derive a substantial portion of our revenues from sales of NSG products. In each of 2006, 2005, and 2004, our NSG products and services generated over 50% of our revenues, and we expect that these products and services will continue to account for a majority of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for these products, such as competition, technological change or a slower than anticipated rate of development or deployment of new products, features and technologies, could cause a significant decrease in our revenues and profitability. Continued and widespread market acceptance of these products is therefore critical to our future success. Moreover, our future financial performance will depend in significant part on the successful and timely development, introduction and customer acceptance of new and enhanced versions of our EAGLE 5 ISS product line as well as our other products. Introducing new and enhanced products such as these requires a significant commitment to research and development that may entail substantial risk and may not result in success. There are no assurances that we will be successful in developing and marketing additional products and related services.

If wireless service providers do not continue to grow and to buy our NSG products and services, our network signaling related business would be harmed.

The success of our NSG business unit will depend in large part on the continued growth of wireless network operators and their purchases of our products and services. We derive a substantial portion of our revenues from the sale of our NSG products and services to wireless network operators. In each of 2006, 2005, and 2004, our sales to the wireless market accounted for more than 50% of NSG revenues. We expect that our sales of NSG products and services to wireless service providers will continue to account for a majority of NSG revenues for the foreseeable future. The continued growth of the domestic and international wireless markets is subject to a number of risks that could adversely affect our revenues and profitability, including:

  a downturn in the domestic or global economy;
  a slowdown in capital spending by wireless network operators;
  adverse changes in the debt and equity markets and in the ability of wireless service providers to obtain financing on favorable terms;
  delays in or scaling back of plans for the deployment by wireless network operators of new wireless broadband technologies and applications;
  slowing growth of wireless network subscribers, minutes of use or adoption of new services; and
  increased competition.

Consequently, there can be no assurances that wireless service providers will continue to purchase our Network Signaling products or services for the build-out or expansion of their networks. A decrease in such purchases could have a material adverse impact on our revenues and net income.

If the convergence of voice and data networks does not fully occur, or takes longer than anticipated, sales of our products and our profitability may decrease.

The market for our products is evolving. Currently, voice communications are carried primarily over circuit switched networks. Another type of network, packet switched networks, carries primarily data. Circuit and packet networks use fundamentally different technologies. Although we expect a substantial portion of our future revenues to result from the continuing interconnection, or convergence, of circuit and packet networks, we cannot accurately predict when such convergence will occur or whether it will fully occur. Therefore, this convergence presents several significant and related risks to our business.

If the convergence of circuit and packet networks does not fully occur or takes longer than anticipated, sales of our products, and our profitability, would be adversely affected. Any factor that might prevent or slow the convergence of circuit and packet networks could materially and adversely affect growth opportunities for our business. Such factors include:

  the failure to solve or difficulty in solving certain technical obstacles to the transmission of voice communications over a packet network;
  delays in the formulation of standards for the transmission of voice communications over a packet network; and
  the imposition of access fees on packet network operators, which are not currently charged.

It may be difficult or impossible to solve certain technical obstacles to the transmission of voice communications over a packet network with the same quality and reliability of a circuit network. For example, delays or gaps in the timing of a message are typically not as critical to data transmissions as they are to voice communications. The nature of packet switched networks makes it difficult to prevent such delays or gaps as well as to repair such defects in a way that does not degrade the quality of a voice conversation. If this problem is not solved, the convergence of circuit and packet networks may never fully occur or may occur at a much slower rate than we anticipate. It may also be difficult or time-consuming for the industry to agree to standards incorporating any one solution addressing any such technical issues, if such a solution exists. Without uniform standards, substantial convergence of circuit and packet networks may not occur or may take longer than anticipated.

We cannot accurately predict when these technical problems will be solved, when uniform standards will be agreed upon or when market acceptance of such products and services will occur. Convergence may, however, take much longer than we expect or, as noted above, not fully occur at all. Moreover, uncertainty regarding the technology or standards (e.g. the IP Multimedia Subsystem architecture, or IMS) to be employed in converged networks may cause service providers to abandon or delay their purchasing plans.

Finally, the imposition of access fees on packet networks might slow the convergence of circuit and packet networks. In the future, access fees may be imposed on service providers using packet networks to transmit voice calls. These access fees might also be imposed on the termination of "pure" data messages by operators of packet networks. The imposition of these access fees would reduce the economic advantages of using packet networks for voice and other transmissions, which may slow the convergence of circuit and packet networks.

We may not realize the anticipated benefits of past or future acquisitions, which could materially and adversely affect our operations, financial position and market value of our common stock, and the integration of acquisitions may disrupt our business and management.

Our growth is dependent on a number of factors, including market growth, our ability to enhance existing products, our ability to introduce new products on a timely basis and market acceptance of our existing and new products. Our strategy includes acquiring new products and technologies through acquisitions, strategic alliances and joint ventures, and may also include divesting all or a portion of our interests in some business units.

We have in the past and may in the future grow through the acquisition of companies, products or technologies. During the last four years, we have engaged in a number of acquisitions, including our acquisitions of Santera, Taqua, Steleus, VocalData and iptelorg. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not materially and adversely affect our business, operating results or financial condition. We may not realize the expected benefits of an acquisition. In addition, acquisitions may also lead to potential write-downs, restructuring, or other one-time charges due to unforeseen business developments and other factors, and these charges may adversely affect our operating results, financial condition and the market value of our common stock.

For example, at the time of our acquisition of Taqua, we, along with several of our competitors, expected the market for small switch service providers to grow rapidly in the coming years. We acquired Taqua in 2004 in order to expand our next-generation switching product line to address this market. This market to date has failed to meet the growth projections estimated by us and, as a result, this product line has consistently underperformed against our expectations. As a result of a significant shortfall in orders for these products compared with our expectations, in the fourth quarter of 2005, we reassessed our forecast of Taqua's future revenues and cash flows and concluded that an impairment existed. Therefore, we wrote off approximately $49.9 million of impaired purchased technology and goodwill that was originally recorded in connection with our acquisition of Taqua in 2004.

In addition, during the third quarter of 2006, it became apparent that future revenues, cash flows and expected orders related to the other SSG reporting unit, consisting of our Santera and VocalData product lines, would underperform our previous expectations. As a result, we lowered our forecasts of this reporting unit's revenues and cash flows and concluded that an impairment existed. Therefore, we wrote off a total of approximately $100.6 million of impaired purchased technology and goodwill that was originally recorded in connection with our initial investment in Santera in 2003, our acquisition of the remaining minority interest in Santera in 2005, and our acquisition of VocalData in 2004.

If we make any further acquisitions, we may issue stock that would dilute our existing shareholders' percentage ownership or our earnings per share, incur substantial debt or assume contingent or unknown liabilities. We have only limited experience in acquiring and integrating other businesses and technologies. Acquisitions involve numerous risks, including the following:

  the industry may develop in a different direction than we anticipated, and the technologies we acquire may not prove to be those we need or the business model of acquired companies may become obsolete;
  the future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;
  problems or delays in integrating or assimilating the acquired operations, technologies or products;
  difficulty in maintaining controls, procedures and policies during the transition and integration;
  unanticipated costs associated with the acquisition;
  disruption of our ongoing business and distraction of our management and employees due to integration issues;
  inability to retain key customers, distributors, vendors and other business partners of the acquired business;
  inability to achieve the financial and strategic goals for the acquired and combined businesses;
  acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
  our relationships with existing customers, partners or third-party providers of technology or products could be impaired;
  the due diligence processes may fail to identify significant issues with product quality, architecture and development, or legal and financial contingencies, among other things;
  we may incur significant exit or restructuring charges if the products acquired in business combinations do not meet our sales expectations or are unsuccessful;

  risks associated with entering new markets in which we have no or limited prior experience; and
  potential loss of the acquired organization's or our own key employees.

Ultimately, if we do not successfully complete the integration of acquired businesses in a timely manner, or at all, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition or results of operations. We cannot assure that we will be successful in overcoming problems in connection with our past or future acquisitions, and our inability to do so could significantly harm our assets acquired in such acquisitions, revenues and results of operations. In addition, if we attempt to divest some of our business units, we may not successfully complete this activity or we may not realize the benefits of any divesting activities which could adversely affect our business, financial condition and results of operations.

We may undertake further restructurings which may adversely impact our operations, and we may not realize all of the anticipated benefits of our prior or any future restructurings.

We continue to restructure and transform our business to realign resources and achieve desired cost savings in an increasingly competitive market. During 2004, 2005, and 2006, we undertook a series of restructurings of our operations involving, among other things, the reduction of our workforce, the relocation of our corporate headquarters, and the consolidation of certain of our manufacturing facilities (the "Restructurings"), as described more fully in Note 4 to the accompanying Consolidated Financial Statements. As part of the Restructurings, we ceased to use certain of our leased facilities. If we consolidate additional facilities in the future, we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

We have based our restructuring efforts on certain assumptions regarding the cost structure of our businesses and our assumptions may or may not be correct and we may also determine that further restructuring will be needed in the future. We therefore cannot assure you that we will realize all of the anticipated benefits of the Restructurings or that we will not further reduce or otherwise adjust our workforce or exit, or dispose of, certain businesses. Any decision by management to further limit investment or to exit, or dispose of, businesses may result in the recording of additional restructuring charges. As a result, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and/or improved results.

In addition, employees, whether or not directly affected by restructurings, may seek future employment with our business partners, customers or competitors. We cannot assure you that the confidential nature of our proprietary information will not be compromised by any such employees who terminate their employment with us. Further, we believe that our future success will depend in large part upon our ability to attract, incent and retain highly skilled personnel. We may have difficulty attracting and retaining such personnel as a result of a perceived risk of future workforce reductions.

If we do not successfully manage the size of our operations, our profitability may be negatively impacted, and we may incur future restructuring charges which may adversely impact our operations.

If we fail to manage the size of our operations effectively, our business, financial condition and operating results could be materially and adversely affected. From 2003 to 2005, our business grew rapidly as a result of strategic acquisitions and other factors. This growth in our business placed a significant strain on our management systems and resources. In connection with integrating these acquisitions into our operations, we identified certain cost synergies, primarily facility consolidations and headcount reductions, in order to positively affect future operating income. As a result of these decisions, management completed a series of Restructurings, as described more fully in Note 4 "Restructuring and Other Costs" to the accompanying Consolidated Financial Statements. Restructurings have particular risks, many of which are discussed above under the risk factor entitled "We may incur future restructuring charges, which may adversely impact our operations." In addition, as our operations continue to grow, we may need to implement new systems or upgrade current systems. The failure to successfully implement such new or improved systems could materially and adversely affect our business, financial condition and operating results.

The majority of our operating expenses are personnel-related costs such as employee compensation and benefits, along with the cost of the infrastructure (facility space and equipment) to support our operations and employee base. The failure to adjust our employee base to the appropriate level to support our revenues could materially and adversely affect our business, operating results and financial condition. In addition, expanding the distribution of our products may place new and increased demands on our direct sales force, professional services staff, and technical and sales support staff. Although we currently believe that we invest sufficient resources in our direct sales force, professional services staff, and our technical and sales support staff, there are only a limited number of qualified personnel in these areas. Our ability to achieve expanded distribution and revenue growth in the future will depend, in part, on our success in recruiting and training sufficient direct sales, professional services, and technical and sales support personnel. If we are not able to expand our direct sales force, professional services staff, and technical and sales support staff as may be necessary to support our operations, our business and operations could be harmed.

Commencing in 2006, we recognized expense for stock-based compensation, and there is no assurance that the expense measures accurately the value of the stock-based compensation awards, and, as a result, the recognition of this expense could adversely affect our earnings and the price of our common stock.

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, Statement of Financial Accounting Standards No. 123 - revised 2004 "Share-Based Payment" ("SFAS 123R"). As a result, our operating results for periods subsequent to December 31, 2005 contain charges for stock-based compensation expense related to employee equity-based incentives and employee stock purchases under our equity incentive plans.

The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of stock-based compensation awards. The fair value calculation is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables, including, but not limited to, expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors. Stock option valuation models were developed to assist with estimating the fair value of traded options that have no vesting or transfer restrictions. Because our employee stock options have certain characteristics that are different from traded options, and because changes in the assumptions used can materially affect the estimated value of the awards, the existing valuation models may not provide an accurate measure of the fair value of our stock-based compensation. Although the fair value of our stock-based compensation expense was determined in accordance with SFAS 123R, it may not represent an accurate measure of the fair value of the awards granted for the purposes of determining our net income and results of operations.

Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation using the intrinsic value method prescribed by APB No. 25 " Accounting for Stock Issued to Employees" and related Interpretations and provided the pro forma disclosures required by SFAS 123. Applying the intrinsic value method generally resulted in no compensation expense being recognized related to our employee stock option grants in periods prior to our adoption of SFAS 123R. The adoption of SFAS 123R has had a material impact on our consolidated financial position and results of operations and will continue to have a material impact in future periods as a result of our continuing recognition of expense for stock-based compensation. We cannot predict the effect that this impact on our earnings will have on the price of our common stock, but such impact could be adverse.

If our products do not satisfy customer demand for performance or price, our customers could purchase products from our competitors.

The telecommunications equipment industry in which we operate is highly competitive, and we expect that the level of competition on pricing and product offerings will continue to be intense. If we are not able to compete successfully against our current and future competitors, our current and potential customers may choose to purchase similar products offered by our competitors, which would negatively affect our revenues. We face formidable competition from a number of companies offering a variety of network signaling, next-generation switching and monitoring products. The markets for our products are subject to rapid technological changes, evolving industry standards and regulatory developments, and our operating results depend to a significant extent on our ability to adapt to these changes. Our competitors include many large domestic and international companies as well as many smaller established and emerging technology companies. We compete principally on the basis of:

  product performance and functionality;
  product quality and reliability;
  customer service and support; and
  price.

Many of our competitors have substantially broader product portfolios and greater financial and technological resources, product development, marketing, distribution and support capabilities, name recognition, established relationships with telecommunications service providers, and other resources than we have. In addition, new competitors may enter our markets as a result of shifts in technology, and these competitors may include entrants from the telecommunications, computer software, computer services, data networking and semiconductor industries. The industries in which we operate are also undergoing consolidation which may result in stronger competitors and a change in our relative market position.

We anticipate that competition will continue to intensify with the ongoing convergence of voice and data networks. We may not be able to compete effectively against existing or future competitors or to maintain or capture meaningful market share, and our business could be harmed if our competitors' products and services provide higher performance, offer additional features and functionality or are more reliable or less expensive than our products. Increased competition could force us to lower our prices or take other actions to differentiate our products, which could adversely affect our operating results.

Less than 10% of our customers account for a majority of our revenues, and the loss of one or more of these customers and our failure to attract additional customers could adversely affect our operating results.

In 2006, 12 of our customers accounted for over 50% of our revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In 2006 and 2005, Cingular, including AT&T prior to the merger of Cingular and AT&T Wireless, represented approximately 10% and 18%, respectively, of our annual revenues. In 2005, Alcatel represented approximately 19% of our revenues. Reductions, delays or cancellations of orders from one or more of our significant customers or the loss of one or more of our significant customers in any period could have a material adverse effect on our operating results. In addition, the telecommunications industry has recently experienced a consolidation of both U.S. and non-U.S. companies. This consolidation leads to fewer customers which means that the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants. In order to increase our revenues, we will need to attract additional significant customers on an ongoing basis. Our failure to attract a sufficient number of such customers during a particular period, or our inability to replace a significant customer lost in a consolidation or merger, could adversely affect our revenues, profitability and cash flow.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business.

Large telecommunications providers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may require us to develop additional features and may impose penalties on us for failure to deliver such features on a timely basis, or failure to meet performance standards. As we seek to sell more products to large service providers, we may be required to agree to such terms and conditions, which may affect the timing of revenue recognition and amount of deferred revenues and may adversely affect our profitability and financial condition in the applicable periods affected.

If we fail to develop or introduce new products in a timely fashion, our business will suffer.

If we fail to develop or introduce on a timely basis new products or product enhancements or features that achieve market acceptance, our business will suffer. Rapidly changing technology, frequent new product introductions and enhancements, short product life cycles, changes in customer requirements and evolving industry standards characterize the markets for our products. Our success will depend to a significant extent upon our ability to accurately anticipate the evolution of new products, technologies and market trends and to enhance our existing products. It will also depend on our ability to timely develop and introduce innovative new products and enhancements that gain market acceptance. Finally, sales of our products depend in part on the continuing development and deployment of emerging technology and network architecture standards (including IMS) and our ability to offer new products and services that comply with these standards. We may not be successful in forecasting future customer requirements or in selecting, developing, manufacturing and marketing new products or enhancing our existing products on a timely or cost-effective basis. Moreover, we may encounter technical problems in connection with our product development that could result in the delayed introduction of or inability to introduce new products or product enhancements and the cancellation of customer orders or delays in fulfilling customer orders. Such cancellations or delays could result in the imposition of penalties or other liabilities on us, a decrease in sales and/or a loss of customers. Our products may also experience technical difficulties when deployed by our customers in their networks which may subject us to penalties and damages. We may also focus on technologies that do not function as expected or are not widely adopted. In addition, products or technologies developed by others may render our products noncompetitive or obsolete and result in a significant reduction in orders from our customers and the loss of existing and prospective customers.

We outsource substantial portions of our research and development activities to a third party vendor, and a loss of or deterioration in this relationship could adversely affect our revenues and profitability.

Significant portions of our research and development work are carried out by one third party vendor operating in India. The loss of or deterioration in the relationship with this vendor for any reason could result in a delay or failure to complete research and development projects, which could adversely affect our ability to introduce new products or product enhancements and negatively affect our revenues and profitability.

Our products are complex and may have errors that are not detected until deployment, and litigation related to warranty and product liability claims could be expensive and could negatively affect our reputation and profitability.

We may be exposed to warranty, breach of contract, product liability, fraud and other claims if our products fail to perform as expected or if the use of our products results in property damage or bodily injury. Our highly complex products may contain undetected defects or errors when first introduced or as new versions are released, and those defects or errors may not be detected until deployment or long after a product has been deployed. Such defects or errors, particularly those that result in service interruptions or a failure of telecommunications networks, could harm our customer relationships, business and reputation, and/or result in material warranty or product liability losses. There can be no assurances that our products will not have defects or errors. A warranty or product liability claim brought against us could result in costly, protracted, highly disruptive and time consuming litigation, which would harm our business. In addition, we may be subject to claims arising from our failure to properly service or maintain our products or to adequately remedy defects in our products once such defects have been detected. Although our agreements with our customers typically contain provisions designed to limit our exposure to potential warranty and product liability claims, it is possible that these limitations may not be effective under the laws of some jurisdictions, particularly since we have significant international sales. Although we maintain product liability insurance and a warranty reserve, they may not be sufficient to cover all claims to which we may be subject. The successful assertion against us of one or more large uninsured claims would harm our business reputation, our profitability and our financial condition.

Our relationships with strategic partners and distributors and other resellers are important to our future growth, and any inability to sustain these relationships or business failures by such third parties could harm our business.

We believe that our ability to compete successfully depends in part on distribution and marketing relationships with leading telecommunications equipment suppliers. If we cannot successfully enter into these types of relationships on terms favorable to us or maintain these relationships, our business may suffer.

In addition, we expect to increasingly rely on the deployment of our products with those of other manufacturers, systems integrators and resellers, both domestically and internationally. To the extent our products are so incorporated, we depend on the timely and successful development and market acceptance of those other products.

Our business is subject to changing regulation of corporate governance and public disclosure that has resulted in increased costs and may continue to result in additional costs in the future.

We are subject to rules and regulations of federal and state regulatory authorities, The Nasdaq Stock Market and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have issued new requirements and regulations and continue to develop additional regulations and requirements partly in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 ("SOX"). Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors' audit of our assessment and the internal control over financial reporting, has required, and continues to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Uncertainties associated with and implications of the changing regulatory landscape in the telecommunications industry may adversely affect our business, operating results and financial condition. Our compliance with telecommunications regulations and standards, as well as ensuring the interoperability of our products with our customers' networks, may be time consuming, difficult and costly, and if we fail to comply, our product sales would decrease.

In order to maintain market acceptance, our products must continue to meet a significant number of regulations and standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission (the "FCC") and Underwriters Laboratories, as well as standards established by Telcordia (formerly Bell Telecommunications Research). Internationally, our products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union. As these standards evolve and if new standards are implemented, we will be required to modify our products or develop and support new versions of our products, and this may negatively affect the sales of our products and increase our costs. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry standards could prevent or delay introduction of our products, which could harm our business.

Government regulatory policies are likely to continue to have a major impact on the pricing of existing as well as new public network services and, therefore, are expected to affect demand for such services and the communications products, including our products, which support such services. Tariff rates, the rates charged by service providers to their customers, whether determined autonomously by service providers or in response to regulatory directives, may affect cost effectiveness of deploying public network services. Tariff policies are under continuous review and are subject to change. Future changes in tariffs by regulatory agencies or application of tariff requirements to additional services could adversely affect the sales of our products for certain classes of customers.

There may be future changes in U.S. telecommunications regulations that could slow the expansion of the service providers' network infrastructures and materially adversely affect our business, operating results, and financial condition. User uncertainty regarding future policies may also affect demand for communications products, including our products. In addition, the convergence of circuit and packet networks could be subject to governmental regulation. Regulatory initiatives in this area could adversely affect our business.

In addition, in order to penetrate new target markets, it is important that we ensure the interoperability of our products with the operations, administration, maintenance and provisioning systems used by our customers. Our failure or delay in achieving such interoperability could adversely affect our ability to sell products to some segments of the communications market.

We have significant international sales, and international markets have inherent risks, which could adversely affect our business.

Doing business overseas is generally more costly than doing business in the United States. International opportunities may require significant investments for an extended period before returns on such investments, if any, are realized, and such investments may result in expenses growing at a faster rate than revenues. Telecommunications networks outside of the United States generally have a different structure than do networks inside the United States, and our products may not be completely compatible with this different structure. As a result, our products may not be competitive with those of our competitors in those markets. In addition, access to foreign markets is often difficult due to the established relationships between a government-owned or controlled communications operating company and its traditional suppliers of communications equipment. These foreign communications networks are in many cases owned or strictly regulated by government. There can be no assurances that we will be able to successfully penetrate these markets, particularly for our switching products.

Internationally, we sell our products through our direct sales force, sales agents and distribution relationships. We also sell direct through our wholly owned subsidiaries in Argentina, Brazil, Canada, Colombia, the Czech Republic, France, Germany, India, Italy, Malaysia, Mexico, Singapore, South Africa, Spain, Taiwan and the United Kingdom and our sales offices in China, Dubai and the Russian Federation. Total international revenues for 2006, 2005 and 2004 were $241.5 million, $134.0 million, and $87.1 million, respectively, representing 44%, 28% and 27% of our total revenues, respectively. We expect that international sales will continue to account for a significant portion of our revenues in future periods.

International sales are subject to inherent risks, including:

  unexpected changes in local regulatory requirements, tariffs and duties;
  changes in a country's political or economic conditions including military conflicts or political or social unrest;
  difficulties in staffing and managing foreign operations and distributors;
  longer accounts receivable cycles and difficulty in accounts receivable collection;
  differing technology standards and customer requirements;
  greater, trade regulations, nationalization of business, economic instability;
  potentially adverse tax consequences;
  import regulations and price controls imposed by local governments;
  restrictions on foreign currencies and trade barriers imposed by foreign countries;
  possible terrorist attacks against American interests; and
  exchange rate fluctuations and exchange controls.

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

We intend to continue pursuing international and emerging market growth opportunities. An inability to maintain or to continue to expand our business in international and emerging markets, including Europe, Asia Pacific and Latin America, could have a material adverse effect on our business, results of operations and financial condition. In particular, we currently have limited operations in Asia Pacific and Latin America, and we may have difficulty establishing relationships, building name recognition or penetrating these markets, which could adversely affect our performance in these markets.

Failure to recruit and retain key personnel could harm our ability to meet key objectives and adversely affect our business and the price of our common stock.

We depend to a significant extent upon the continuing services and contributions of our senior management team and other key employees. We generally do not have long-term employment agreements or other arrangements with our employees that would prevent them from leaving Tekelec. Our success also has depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. Competition for these personnel is intense. The loss of services of any of our key personnel, or inability to attract, assimilate and retain qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet our key objectives, such as timely and effective product introductions, and could have a negative impact on the price of our common stock. There can be no assurance that we will continue to be successful in attracting and retaining highly qualified employees in the future and any inability to do so could have a material adverse effect on our business.

In recent years, we have had all but one member of our senior management depart from our company. We have replaced or are seeking to replace these individuals with either internal candidates or individuals from outside our organization. While our internal candidates understand our business model, they must learn a new position and take on additional or new responsibilities, which could take time and disrupt our on-going operations. To integrate into our company, new senior personnel must spend a significant amount of time learning our business model and management systems, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems, their integration may result in some disruption to our on-going operations. We may need to hire additional personnel to fill newly created positions or to replace internal candidates who have been promoted and, as a result, we may experience increased compensation costs that are not offset by either improved productivity or higher revenues. We may also incur significant severance costs in the event that additional members of our senior management or other key employees leave Tekelec in the future.

Adverse resolution of litigation may harm our operating results and financial condition.

We are a party to lawsuits from time to time in the normal course of our business, including lawsuits involving allegations of product liability, product defects, quality problems, breach of contract, and intellectual property infringement. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, reputation, operating results, or financial condition. We maintain liability insurance for certain legal risks and also accrue for litigation risks when it is probable that an obligation has been incurred and the amount can be reasonably estimated. We may, however, incur losses relating to litigation beyond the limits, or outside the coverage, of our insurance, and our provisions for litigation related losses may not be sufficient to cover our ultimate losses or expenditures. Losses in litigation may therefore have a material adverse effect on our operating results and financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Item 3, "Legal Proceedings," contained in Part I of this Annual Report. In particular, an unfavorable resolution of the litigation commenced against us by Bouygues Telecom, S.A., as described in Item 3 of this Part I, could have a material adverse effect on our business, operating results and financial condition.

An unfavorable government review of our federal income tax returns or changes in our effective tax rates could adversely affect our operating results.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. For example, our future effective tax rates may be adversely impacted as a result of our adoption of SFAS 123R because no tax benefit is recorded for stock-based compensation expense related to incentive stock options or ISOs, except where shares acquired through the exercise of an ISO are disposed of prior to meeting the statutory holding period requirements under the Internal Revenue Code.

In addition, we are subject to the periodic examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our operating results and financial condition. Our U.S. Federal income tax returns for 2002 and 2004 have been selected for audit by the Internal Revenue Service. While we believe that we have made adequate provisions related to the audits of these tax returns, the final determination of our obligations may exceed the amounts provided for by us in the accompanying Consolidated Financial Statements. Specifically, we may receive assessments related to the audits and/or reviews of our U.S. income tax returns that exceed amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessments, our business, financial condition or results of operations could be adversely affected. Further, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses and net income in the period or periods for which that determination is made.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. We will adopt FIN 48 in the first quarter of 2007. We are currently evaluating the impact on our financial statements of adopting FIN 48, which could result in a charge to earnings, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility, all of which could have a material adverse affect on our net income.

Failure or circumvention of our controls and procedures could seriously harm our business.

During 2006, we made significant changes in our internal controls over financial reporting and our disclosure controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the internal controls are met. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial position.

Problems such as computer viruses or terrorism may disrupt our operations and harm our operating results.

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the U.S. and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Similarly, events such as widespread blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or in the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates and, therefore, impairment of our investments could harm our earnings.

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes equity investments in publicly traded companies, the values of which are subject to market price volatility. If there is an economic slowdown which adversely affects the public equities market, we may recognize in earnings the decline in fair value of our publicly traded equity investments below the cost basis when the decline is judged to be other-than-temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of this Annual Report. Part of this portfolio also includes an equity investment in a privately-held company that is subject to risk of loss of investment capital. This investment is inherently risky because the markets for the technologies or products it offers are typically in the early stages and may never fully materialize. We may not be able to recover our $7.3 million investment in this company.

There can be no assurances that our measures to protect our proprietary technology and other intellectual property rights are adequate, and if we fail to protect those rights, our business would be harmed.

Our success depends to a significant degree on our proprietary technology and other intellectual property. Although we regard our technology as proprietary, we have sought only limited patent protection. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements and contractual restrictions to establish and protect our proprietary rights. These measures, however, afford only limited protection and may not provide us with any competitive advantage or effectively prevent third parties from misappropriating our technology or other intellectual property. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, which makes misappropriation of our technology and other intellectual property more likely. It is possible that others will independently develop similar products or design around our patents and other proprietary rights. If we fail to successfully enforce or defend our intellectual property rights or if we fail to detect misappropriation of our proprietary rights, our ability to effectively compete could be seriously impaired which would limit our future revenues and harm our prospects.

Our pending patent and trademark registration applications may not be approved, and our competitors and others may challenge the validity or scope of our patent or trademark registration applications. If we do not receive the patents or trademark registrations we seek, or if other problems arise with our intellectual property, our competitiveness could be significantly impaired and our business, operations and prospects may suffer. In addition, from time to time we face challenges to the validity or enforceability of our proprietary rights and litigation may be necessary to enforce and protect our rights, to determine the validity and scope of our proprietary rights and the rights of others, or to defend against claims of infringement or invalidity. Any such litigation would be expensive and time consuming, would divert the attention of our management and key personnel from business operations and would likely harm our business and operating results.

Because we are subject to third parties' claims that we are infringing their intellectual property and may become subject to additional such claims in the future, we may be prevented from selling certain products and we may incur significant expenses in resolving these claims.

We receive from time to time claims of infringement from third parties or we may otherwise become aware of relevant patents or other intellectual property rights of third parties that may lead to disputes and litigation. Any claims made against us regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend and could have a material adverse effect on our business. In addition, any such claims would divert the attention of our management and key personnel from our business operations. A claim by a third party may require us to modify or cease marketing our products, develop new technologies or products, enter into costly royalty or license agreements with respect to the proprietary rights that are the subject of the infringement claim or refund to our customers all or a portion of the amounts they have paid for infringing products. If such claims are asserted, there can be no assurances that we would prevail, successfully modify our products or be able to acquire any necessary licenses on acceptable terms, or at all. In addition, we may be requested to defend and indemnify certain of our customers and resellers against claims that our products infringe the proprietary rights of others. In the event of the unfavorable outcome of such claim we may be required to pay significant damages or be subject to injunctions against the sale of certain products or use of certain technologies, and there can be no assurances that any such claims or litigation can be avoided or successfully resolved. There can be no assurances that our technologies or products do not infringe on the proprietary rights of third parties or that such parties will not initiate or prevail in infringement actions against us.

If we fail to accurately forecast our manufacturing requirements or customer demand or fail to effectively manage our contract manufacturer relationships, we could incur additional costs or be unable to timely fulfill our customer commitments, which in either case would adversely affect our business and results of operations and, in the event of an inability to fulfill commitments, would harm our customer relationships.

We outsource a substantial portion of our manufacturing and repair service operations to independent contract manufacturers and other third parties. Our contract manufacturers typically manufacture our products based on rolling forecasts of our product needs that we provide to them on a regular basis. The contract manufacturers are responsible for procuring components necessary to build our products based on our rolling forecasts, building and assembling the products, testing the products in accordance with our specifications and then shipping the products to us. We configure the products to our customer requirements, conduct final testing and then ship the products to our customers. Although we currently partner with multiple major contract manufacturers, there can be no assurance that we will not encounter problems as we become increasingly dependent on contract manufacturers to provide these manufacturing services or that we will be able to replace a contract manufacturer that is not able to meet our demand.

If we fail to accurately predict our manufacturing requirements or forecast customer demand, we may incur additional costs of manufacturing and our gross margins and financial results could be adversely affected. If we overestimate our requirements, our contract manufacturers may experience an oversupply of components and assess us charges for excess or obsolete components that could adversely affect our gross margins. If we underestimate our requirements, our contract manufacturers may have inadequate inventory or components, which could interrupt manufacturing and result in higher manufacturing costs, shipment delays, damage customer relationships and/or our payment of penalties to our customers. Our contract manufacturers may also have other customers and may not have sufficient capacity to meet all of their customers' needs, including ours, during periods of excess demand.

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

We rely on third parties to provide many of our subsystems, components, software licenses and other intellectual property included in our products. If we are unable to obtain these subsystems, components and licenses from these parties at reasonable prices or on a timely basis, we may not be able to obtain substitute subsystems or components on terms that are as favorable.

Many of our products contain software or other intellectual property, subsystems or components licensed or acquired from third parties. It may be necessary in the future to seek or renew licenses and supplies relating to various aspects of these products. These licenses and components are often available only from a limited number of vendors and manufacturers. There can be no assurance that the necessary licenses or components would be available on acceptable terms, or at all. In the event that a product becomes obsolete or otherwise unavailable from a current third party vendor, second sourcing would be required. This sourcing may not be available on reasonable terms, or at all, and our problems in securing second sources could delay or prevent customer deliveries, resulting in penalties and/or other adverse impacts on our business.

We are exposed to the credit risk of some of our customers and to credit exposures in certain markets which could result in material losses and harm our business.

We are vulnerable to downturns in the economy and the telecommunications industry and to adverse changes in our customers' businesses and financial condition. Periodic slowdowns in the economy in general and in the telecommunications market in particular have weakened the financial condition of many of our customers, which has adversely affected their creditworthiness. Although we have programs in place to monitor and mitigate the associated risks, there can be no assurance that such programs will be effective in reducing our credit risks and avoiding credit losses. We also continue to monitor credit exposure from weakened financial conditions in certain geographic regions, and the impact that such conditions may have on the worldwide economy. We have periodically experienced losses due to customers' failing to meet their obligations. Although these losses have not been significant, future losses, if incurred and if material, could harm our business and have a material adverse effect on our operating results and financial condition.

Our business and operations are subject to the risks of earthquakes, floods, hurricanes and other natural disasters.

Our operations could be subject to natural disasters and other business disruptions, which could adversely affect our business and financial results. A number of our facilities and those of our suppliers, our contract manufacturers, and our customers are located in areas that have been affected by natural disasters such as earthquakes, floods or hurricanes in the past. A significant natural disaster could therefore have a material adverse impact on our business, operating results, and financial condition. We are predominantly self-insured for losses and interruptions caused by earthquakes, floods, hurricanes and other natural or manmade disasters.

Our stock price may continue to be volatile.

The trading price of our common stock has fluctuated substantially in recent years. The trading price may be subject to significant fluctuations in response to, among other events and factors: (i) variations in quarterly operating results; (ii) the gain or loss of significant orders; (iii) changes in earnings estimates by analysts; (iv) changes in our revenue and/or earnings guidance as announced in our earnings calls; (v) announcements of technological innovations or new products by us or our competitors; (vi) changes in domestic and international economic, political and business conditions; and (vii) consolidation and general conditions in the telecommunication industry. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market prices for many companies in our industry and in industries similar or related to ours and that have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

Our shareholder rights plan may make it more difficult for a third party to acquire us, despite the possible benefits of such an acquisition to our shareholders.

Our shareholder rights plan may have the effect of delaying, deferring or preventing a change in control of Tekelec despite possible benefits to our shareholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in Morrisville, North Carolina in facilities consisting of approximately 316,000 square feet under leases expiring in 2013. This facility is used primarily for our corporate offices and for the engineering, product development, sales, customer support and principal internal manufacturing operations of our Network Signaling Group and Communication Software Solutions Group. Prior to 2006, our corporate headquarters were located in Calabasas, California. Our Communications Software Solutions Group also occupies a total of approximately 42,000 square feet in Mulhouse, France and Lyon, France under leases expiring in 2008. Our Switching Solutions Group occupies two facilities in Plano, Texas consisting of approximately 100,000 square feet and 137,000 square feet under leases expiring in 2013.

In addition, we currently occupy a number of domestic and international sales and support offices pursuant to leases that expire between March 2007 and February 2016. Specifically, our international subsidiaries, sales and customer service locations are in Sao Paulo, Brazil; Buenos Aires, Argentina; Beijing and Shanghai, China; Singapore; St. Petersburg, the Russian Federation; Guadalajara and Mexico City, Mexico; New Delhi, India; Madrid, Spain; Berlin and Griesheim, Germany; Rome, Italy; Prague, Czech Republic; Kuala Lumpur, Malaysia; Trappes, France; Egham, the United Kingdom; Dubai, UAE; Amsterdam, the Netherlands; Johannesburg, South Africa; and Taipei, Taiwan. We also have regional sales offices domestically in Miami, Florida, San Diego, California; Englewood, Colorado; Irving, Texas; Bethesda, Maryland; and Marietta, Georgia.

We believe that our existing facilities will be adequate to meet our needs at least through 2007, and that we will be able to obtain additional space when, where and as needed on acceptable terms. See Note 13 to the Consolidated Financial Statements for more information regarding our lease obligations.

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

Bouygues Telecom, S.A., vs. Tekelec

In February 2005, Bouygues Telecom, S.A. ("Bouygues"), a French telecommunications operator, filed a lawsuit against Tekelec in a United States District Court in California seeking damages for losses caused by a service interruption that Bouygues experienced in its cellular telephone network in November 2004. Bouygues originally sought damages of $81 million plus unspecified punitive damages and attorneys' fees. In its complaint, Bouygues alleged that the service interruption was caused by the malfunctioning of certain virtual home location register servers (i.e., servers that store and provide information about subscribers in a cellular network) provided by Tekelec to Bouygues.

In June 2005, the Court granted our motion to transfer the lawsuit to the United States District Court for the Eastern District of North Carolina.

In October 2005, Bouygues filed an amended complaint alleging claims for strict products liability, negligence, breach of express warranty, negligent interference with contract, negligent interference with economic advantage, intentional misrepresentation, negligent misrepresentation, fraud based on concealment, breach of fiduciary duty, equitable indemnity, unfair competition under California Business and Professions Code section 17200, unfair and deceptive trade practices, breach of contract, alter ego liability, and promissory estoppel and a direct claim under French law.

In April 2006, in responses to some of our discovery requests, Bouygues increased its estimated damages to at least $106 million, not including interest, punitive damages, and attorneys' fees or costs. Bouygues has since provided a claim summary suggesting that its damages may range from $127 million to $179 million.

The parties participated in a Court-ordered mediation in May 2006, but did not resolve the litigation at that time.

Each party's expert reports were filed in August 2006, and all discovery concluded in October 2006. In October 2006, we filed a motion seeking summary judgment in our favor with respect to all claims, and Bouygues filed a motion seeking summary judgment in its favor with respect to a particular issue. Both parties also filed motions to exclude certain testimony and expert reports offered by the other party in the case.

On January 5, 2007, we presented Bouygues with an Offer of Judgment in response to a request from our insurance carrier.  The offer of $6.2 million was based on our best estimate of the maximum amount of damages that could be recoverable by Bouygues under the relevant contract.  Bouygues did not respond to the offer, and it expired ten days after it was presented.  The amount of this specific settlement offer was recorded both as a liability and an offsetting receivable (from our insurance carrier) in our 2006 financial statements. We are currently unable to estimate any additional potential financial impact this matter could have on the Company.

On January 10, 2007, the Court denied our motion for summary judgment. On February 12, 2007, the Court denied Bouygues' motion for partial summary judgment. The court has also issued orders denying, to date, motions to exclude certain testimony and expert reports.

Jury selection is currently scheduled to begin on February 27, 2007, with a trial scheduled to commence on March 5, 2007 in Greenville, North Carolina. Each party has been limited to 45 hours to present its case and respond to the other side.

Although we are still evaluating the claims asserted by Bouygues, we intend to defend vigorously against the action and believe Bouygues' claims could not support the damage figures alleged in the amended complaint. At this stage of the litigation, management cannot assess the likely outcome of this matter; however, it is possible that an unfavorable outcome could have a material adverse effect on our financial condition, operating results or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol TKLC. The following table sets forth the range of high and low sales prices for our common stock for the periods indicated. As of February 9, 2007, there were 188 shareholders of record of our common stock. This number does not include shareholders for whom shares are held in "nominee" or "street" name.

	High	Low
2005
First Quarter	$20.85	$15.14
Second Quarter	17.19	11.77
Third Quarter	21.15	15.45
Fourth Quarter	21.01	12.00

2006
First Quarter	$16.45	$12.68
Second Quarter	14.98	10.87
Third Quarter	13.71	9.50
Fourth Quarter	16.50	12.56

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 18, 2007, entitled "Executive Compensation and Other Information — Equity Compensation Plan Information," to be filed with the Commission.

Performance Graph

          The following graph compares the cumulative total return on the Company's common stock with the cumulative total return of the Total Return Index for The Nasdaq Stock Market (U.S. Companies), the Nasdaq Computer Manufacturers Index and the Nasdaq Telecommunications Index for the five-year period commencing January 1, 2002. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Five-Year Cumulative Total Return*
among Tekelec, Total Return Index for The Nasdaq Stock Market (U.S. Companies),
Nasdaq Computer Manufacturers Index and Nasdaq Telecommunications Index

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Tekelec	100.00	57.70	85.86	112.87	76.75	81.89
The Nasdaq Stock Market (U.S.)	100.00	69.75	104.88	113.70	116.19	128.12
Nasdaq Computer Mfrs. Index	100.00	77.07	126.99	130.29	123.29	150.36
Nasdaq Telecommunications Index	100.00	60.66	108.50	111.89	96.18	129.66

*

Assumes (i) $100 invested on December 31, 2001 in Tekelec Common Stock, the Total Return Index for The Nasdaq Stock Market (U.S. Companies), the Nasdaq Computer Manufacturers Index and the Nasdaq Telecommunications Index and (ii) immediate reinvestment of all dividends.

Tekelec is one of the companies that make up the NASDAQ Telecommunications Index. The Company believes that peer comparisons are best done against the NASDAQ Telecommunications Index and will use this index for benchmark comparisons in the future.

Item 6. Selected Financial Data.

The statement of operations data included in the selected consolidated financial data set forth below for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data set forth below at December 31, 2006 and 2005 are derived from, and are qualified in their entirety by reference to, our audited Consolidated Financial Statements and notes thereto included in this Annual Report. The statement of operations data set forth below for the year ended December 31, 2003 and the balance sheet data set forth below at December 31, 2004 are derived from our audited Consolidated Financial Statements, which are not included herein. The statement of operations data set forth below for the year ended December 31, 2002 and the balance sheet data set forth below at December 31, 2003 and 2002 is presented herein on an unaudited basis. The following selected financial data should be read in conjunction with our Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

The statements of operations data set forth below are adjusted to reflect the sale of our Network Diagnostics Division ("NDD") in August 2002, which was accounted for as a discontinued operation. In addition, the statements of operations data set forth below are adjusted to reflect the sale of IEX in July 2006, which was accounted for as a discontinued operation. Accordingly, the historical statements of operations data for periods prior to the sale of IEX have been revised to reflect IEX as a discontinued operation.

For the year ended December 31, 2003, the statement of operations data set forth below reflects the financial results of Santera after the date of acquisition (i.e., June 10, 2003), less minority interest. For the year ended December 31, 2004, the statement of operations data set forth below includes the financial results of Taqua after the date of acquisition (i.e., April 8, 2004), the results of VocalData after the date of acquisition (i.e., September 20, 2004), and the results of Steleus after the date of acquisition (i.e., October 14, 2004). For the year ended December 31, 2005, the statement of operations data set forth below includes the financial results of iptelorg GmbH after the date of acquisition, July 13, 2005, and 100% of the results of Santera after the date of acquisition (October 3, 2005) of all of the shares of Santera previously held by Santera's minority stockholders.

	Year Ended December 31,
	2006(1)(2)	2005(3)	2004	2003	2002
	(Thousands, except per share data)
Statement of Operations Data:
Revenues	$553,647	$486,505	$326,909	$218,101	$212,637
Income (loss) from continuing operations before
provision for income taxes	(125,094)	(61,868)	6,452	3,153	2,983
Income (loss) from continuing operations	(103,153)	(44,868)	10,096	12,150	2,790
Income from discontinued operations,
net of income taxes	11,751	11,127	8,083	1,890	5,757
Gain on sale of discontinued operations, net of income taxes	177,458	-	-	3,293	28,312
Net income (loss)	86,056	(33,741)	18,179	17,333	36,859

Earnings (loss) per share from continuing operations:
Basic	$(1.53)	$(0.68)	$0.16	$0.20	$0.05
Diluted	(1.53)	(0.68)	0.15	0.19	0.05

Earnings per share from discontinued operations:
Basic	$0.17	$0.17	$0.13	$0.03	$0.10
Diluted	0.17	0.17	0.12	0.03	0.09

Earnings per share from gain on sale of
discontinued operations:
Basic	$2.64	$-	$-	$0.05	$0.47
Diluted	2.64	-	-	0.05	0.46

Earnings (loss) per share:
Basic	$1.28	$(0.51)	$0.29	$0.28	$0.61
Diluted	1.28	(0.51)	0.27	0.28	0.60

Statement of Cash Flows Data:
Net cash provided by operating activities	$11,332	$66,360	$20,992	$27,673	$46,381

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Thousands)
Balance Sheet Data (at December 31):
Cash, cash equivalents and investments	$424,496	$226,329	$275,990	$334,596	$296,043
Working capital	435,390	189,105	159,339	117,848	168,919
Total assets	969,257	825,187	774,983	628,546	517,681
Total deferred revenues	222,154	213,495	160,714	98,214	67,516
Long-term liabilities	132,612	131,911	129,145	133,122	129,335
Shareholders' equity	494,241	353,160	373,753	291,779	266,459

(1)    During the third quarter of 2006, in connection with our annual budgeting process, we performed a comprehensive evaluation of the outlook for one of our SSG reporting units, consisting of our Santera and VocalData product lines. As a result of this assessment and the anticipated significant shortfall in forecasted orders for these products in the second half of 2006, we significantly lowered our forecasts of this reporting unit's future revenues and cash flows. These revised projections indicated that certain identifiable intangible assets acquired as part of the original acquisitions of Santera and VocalData, specifically the purchased technology, may be impaired. We determined that impairment indicators were present within the meaning of SFAS 144, and therefore performed an impairment test during the third quarter of 2006. In addition, the testing for recoverability of the purchased technology acquired as part of the original acquisitions of Santera and VocalData discussed above is a triggering event under SFAS 142, requiring that the goodwill related to the reporting unit within SSG that is comprised of Santera and Vocal Data be tested for impairment as well. We evaluated these intangible assets and goodwill for impairment during the third quarter of 2006. As a result of our evaluation, we determined that certain intangible assets and the goodwill associated with this reporting unit were impaired. Accordingly, the operating results for 2006 reflect certain significant and unusual charges totaling $100.6 million related to the impaired technology ($25.6 million) and impaired goodwill ($75.0 million) associated with this reporting unit. Please refer to Note 10 to the accompanying Consolidated Financial Statements for a further discussion of these impairments.

(2)    Our results of operations for 2006 include approximately $34.7 million of pre-tax equity-based compensation expense (approximately $22.6 million on an after-tax basis) related to continuing operations and $0.6 million of after-tax stock-based compensation expense related to discontinued operations.

(3)    In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), we evaluated our intangible assets and goodwill for impairment during the fourth quarter of 2005. As a result of our evaluation, we determined that certain intangible assets and the goodwill associated with our Taqua reporting unit were impaired. Accordingly, the operating results for 2005 reflect certain significant and unusual charges totaling $49.9 million related to the impaired technology ($22.7 million) and impaired goodwill ($27.2 million) associated with our Taqua reporting unit. Please refer to Note 10 to the accompanying Consolidated Financial Statements for a further discussion of these impairments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

The following discussion is designed to provide a better understanding of our Consolidated Financial Statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This executive summary should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations in this Item 7, "Risk Factors" in Item 1A and our Consolidated Financial Statements and the notes thereto included in Item 15 of this Annual Report.

Overview of our Business and Products

We are a global provider of telecommunications network systems and software applications, which we design, develop, manufacture, market, sell and support. Our applications include: (a) high performance, network-centric, mission critical applications for signaling and session control; (b) complementary applications that enable service providers to better measure, manage, and monetize the communication services they provide; and (c) subscriber-centric applications that enable service providers to deliver basic and enhanced voice and data communication services. Our network applications enable our customers to optimize their network efficiency and performance and to provide basic and enhanced voice and data services to their subscribers. Our customers include traditional landline telecommunications carriers, mobile communications operators, emerging competitive service providers and cable television service providers who are offering communication services.

We derive our revenues primarily from the sale or license of telecommunications network systems and software applications and related professional services, such as installation, training, and customer support, including customer post-warranty service contracts and our recently announced TekelecCare offering. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer's credit standing and our history with the customer.

Our corporate headquarters are located in Morrisville, North Carolina, with research and development facilities and sales offices located throughout the world. We sell our products and services in three geographic regions: North America, comprised of the United States and Canada; "EAAA," comprised of Europe and the Middle East, Asia Pacific (including India and China), Africa and Australia; and "CALA," comprised of the Caribbean and Latin America, including Mexico.

Operating Segments

We are organized into three operating segments: the Network Signaling Group, the Communications Software Solutions Group and the Switching Solutions Group.

Network Signaling Group or NSG. Our NSG products enable service providers to establish, control and terminate voice and data communications "calls" or "sessions." They also enable service providers to offer intelligent services, which include any services other than the call or data transmission itself, such as voice messaging, toll free calls (e.g., "800" calls), prepaid calling cards, text messaging and number portability (i.e., the ability to take a phone number to another carrier).

Communications Software Solutions Group or CSSG. Our CSSG business unit leverages our NSG installed customer base, and its product portfolio complements the functionality of the NSG product portfolio. CSSG network and business applications help service providers measure, manage and monetize the communications traffic that traverses their networks. Specifically, these applications help enhance the reliability and security of our customers' networks, reduce the time to troubleshoot problems, enable real-time management of service quality, and help detect and correct revenue leaks due to fraud, incorrect billings, and errors in recordkeeping. These products also help service providers deploy new services more cost effectively and improve their return on the investment in existing and new services across both legacy and next generation telecommunications networks. We provide comprehensive real-time network and business applications measurement capability for traditional and IP networks, as well as hybrid networks.

Switching Solutions Group or SSG. Our SSG solutions control and route the actual voice or data comprising a "call" or a "session." Our SSG business unit is focused primarily on creating and enhancing next-generation voice and data switching products and subscriber-centric services for both traditional circuit switched networks and newer packet switched networks. SSG offers wireline and wireless telephony solutions, as well as enhanced VoIP network applications. We believe that voice and data networks will increasingly interoperate, or converge, and our switching solutions products and subscriber-centric services will help enable our service provider customers to implement converged voice and data networks.

Discontinued Operations

On April 27, 2006, we entered into a Stock Purchase Agreement pursuant to which we agreed to sell to NICE-Systems Ltd. (or its subsidiary) all of the outstanding shares of capital stock of IEX Corporation (the "IEX Shares"), our then wholly owned subsidiary ("IEX"). The sale price for the IEX Shares was approximately $201.5 million in cash, which includes a $1.5 million post-closing adjustment based on the working capital of IEX as of the closing date. The closing of the sale of the IEX Shares occurred on July 6, 2006, resulting in total proceeds of $201.5 million and a pre-tax gain of approximately $200.1 million ($177.5 million after tax) in the year ended December 31, 2006.

Prior to the sale, IEX provided workforce management and intelligent call routing systems for single- and multiple-site contact centers. We sold our products primarily to customers in industries with significant contact center operations such as airlines, financial services, telecommunications and retail. Prior to our decision to sell IEX, the results of IEX's operations were reported as the IEX Contact Center Group operating segment.

IEX is classified as discontinued operations in our Consolidated Financial Statements, and its results of operations, financial condition and cash flows are separately reported for all periods presented. Summarized financial information for IEX is as follows (in thousands):

	Years ended
	December 31,
	2006	2005	2004

Revenues	$36,113	$50,404	$41,946
Income from discontinued operations before
provision of income taxes	$18,442	$17,746	$12,891
Provision for income taxes	6,691	6,619	4,808
Income from discontinued operations, net of
income taxes	11,751	11,127	8,083
Gain on sale of discontinued operations, net of taxes	177,458	-	-
Income from discontinued operations, net of taxes	$189,209	$11,127	$8,083

As more fully described in Note 13 to the accompanying Consolidated Financial Statements, in April 2006 IEX settled litigation with Blue Pumpkin Software, Inc. ("Blue Pumpkin"). Pursuant to the settlement agreement, each party granted to the other a release and cross-license of the patents asserted in the lawsuits. Blue Pumpkin made a balancing license payment to IEX in the amount of $8.25 million on April 7, 2006, and Blue Pumpkin is obligated to make six additional annual payments of $500,000 each to Tekelec beginning April 1, 2007 and ending April 1, 2012. Included in IEX's operations for the year ended December 31, 2006 is revenue of $8.25 million from this settlement. The remaining six annual installments of $500,000 have been assigned by IEX to Tekelec and will be recorded as income in future periods as realized.

Internal Control and Corporate Governance

We consider our internal control over financial reporting a high priority and continually review all aspects and make improvements in our internal control. Our executive management is committed to ensuring that our internal control over financial reporting is complete, effective and appropriately documented. In the course of our evaluation of our internal control, we sought to identify material errors or control problems and to confirm that the appropriate corrective actions, including process improvements, were being undertaken. We also sought to deal with any control matters in this evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accordance with our ongoing procedures. Our continued objective is to maintain our internal control as a set of dynamic systems that change (including improvements and corrections) as conditions warrant.

In addition to striving to maintain an effective system of internal control over financial reporting, we follow high professional standards in measuring and reporting our financial performance. Specifically, we have adopted a code of conduct for all of our employees and directors that requires a high level of professionalism and ethical behavior. We believe that our accounting policies are prudent and provide a clear view of our financial performance. We utilize our internal audit function to help ensure that we follow these accounting policies and maintain our internal control. Further, our Disclosure Committee, composed primarily of senior financial and legal personnel, helps ensure the completeness and accuracy of the reporting of our financial results and our other disclosures. Prior to the release of our financial results, key members of our management review our operating results and significant accounting policies and estimates with our Audit Committee, which consists solely of independent members of our Board of Directors.

Operating Environment and Key Factors Impacting our 2006 Results

Today, most service providers operate both circuit switched networks and packet networks. Currently, the majority of networks which carry voice communications rely on TDM circuit switching technology, and, until recently, packet switching has been used almost exclusively for data communications. Managing multiple distinct networks in the future is not expected to be a viable economic alternative for service providers. While circuit switching has offered reliable and high quality voice communications, packet switching is inherently more efficient and cost effective. As a result, service providers are beginning to migrate toward a single IP network architecture, or converged network, to serve as the foundation for their enhanced voice, video and data service offerings.

Convergence has a wide variety of meanings within the communications industry. The term convergence encompasses: (a) the convergence of circuit and packet-based technologies to support voice services (voice transported over IP and SS7 signaling transported over IP); (b) the convergence of mobile networks and fixed networks and the associated flexibility of accessing networks utilizing a variety of subscriber devices; (c) the convergence of widely utilized information technologies with proprietary legacy telecommunication technologies; and (d) the convergence of basic voice and data services and enhanced multimedia services.

In the last several years, the IP Multimedia Subsystem architecture, or IMS, has emerged as an architecture well suited for converged IP networking. Variations of the IMS architecture have been and are being adopted by various standard-setting bodies within the wireless, wireline and cable industries. Very much like the SS7-based intelligent networking architecture employed by circuit switched networks, IMS includes a three-layer architecture: a media transport layer, a signaling and session control layer and an applications layer. However, instead of employing the SS7 protocol for signaling, IMS uses a newer signaling protocol, Session Initiation Protocol, or SIP. SIP's advantages include its ability to manage multimedia services (voice, video and data) in an IP network, making them accessible from a wide variety of devices, such as mobile phones, personal computers, ordinary phones and personal digital assistants, or so called "smart phones."

The transition to a converged network poses a challenge for service providers: when and how can they cost effectively transition from existing networking technology to the converged network, without disrupting existing services and without abandoning current and recent investments in existing networks. We believe this transition process will evolve through three phases: the current state, the transition state and the future state.

  We believe the current state includes basic voice and data services signaled with SS7 and transported over TDM-based networks.

  We believe the transition state will offer basic and enhanced voice and data services signaled with SS7, but transported over IP-based networks. Examples of network applications many service providers are evaluating and deploying include voice services transported over IP, or VoIP, and SS7 signaling transported over IP, or SIGTRAN.
  We believe the future state will be based upon the emerging industry consensus for IMS architectures providing enhanced multimedia service (voice, video and data) signaled with SIP and transported over an IP-based, converged network.

While this trend is global in nature, there remain considerable differences by geography in the PSTN, PLMN and Internet maturity, as well as in the economic opportunities that service providers are attempting to capitalize upon. These differences generally affect the decision as to when and how service providers adopt newer technologies and commence their transition to a converged network. As a result, we expect adoption and, thus, demand for the networking technologies to vary from market to market, and current state, transitional state and future state networks to overlap for a considerable period of time. We believe that there will likely be instances of all three network states, or hybrid networks, concurrently owned and operated by a single service provider, especially the larger providers who own networks in several markets. For example, service providers operating current state networks in emerging markets will need to interoperate with service providers operating transitional networks and converged networks in maturing markets. Finally, service providers must be able to measure performance, manage the quality and availability of service and monetize the newer services in and across current, transition and future state networks.

Our products and services provide our customers with what we believe to be key components to successfully migrate to IMS. In 2006, while we experienced significant growth in overall revenues from our products and services deployed in traditional network structures, we experienced an even more pronounced increase in revenues from our products and services for deployment in next-generation networks. We believe this trend may continue as the core technologies underlying IMS mature and as our customers increasingly commit to a migration strategy. We believe our expertise in network signaling, coupled with our increasing abilities to provide our customers expanded products and services geared for a next-generation network environment, positions us well to pursue the opportunities that the migration to IMS presents.

Also impacting our results in 2006 has been the recent wide spread consolidation among service providers, as they attempt to take advantage of increased economies of scale or position themselves to offer both wireline and wireless services at reduced costs. We believe the recent consolidation among service providers may have resulted in the delay of orders from our customers during 2006, particularly in North America. We believe this is a short term consequence and may actually provide us with increased opportunities to expand our presence in the merged companies and a resulting increase in future orders once our customers complete the integration of the merged companies.

Summary of our Operating Results for 2006 and Certain Key Financial Metrics from Continuing Operations

The following is a brief summary of our performance relative to certain key financial metrics for our continuing operations (i.e., excluding IEX) for the year ended December 31, 2006 compared to the year ended December 31, 2005 (in thousands, except diluted loss per share and net days sales outstanding or DSO):

	Years Ended December 31,
	2006	2005
Statement of operations statistics:
Revenues	$553,647	$486,505
Impairment of purchased technology	$25,615	$22,660
Impairment of goodwill	$75,000	$27,245
Operating loss	$(135,310)	$(61,373)
Diluted loss per share	$(1.53)	$(0.68)
Cash flows from operations	$28,095	$50,884

Balance sheet statistics:
Cash, cash equivalents and investments	$424,496	$226,329
Accounts receivable, net	$162,622	$115,789
Net days sales outstanding (DSO)	62 days	75 days
Deferred revenue	$222,154	$213,495
Working capital	$435,390	$189,105
Shareholders' equity	$494,241	$353,160

Revenues increased by 14% in 2006 to $553.6 million primarily due to (i) the growth in international revenues, representing an increase of $107.6 million; and (ii) the increased demand for our NSG and CSSG product offerings domestically, partially offset by a decline in North American revenues of $33.6 million principally within our SSG product offerings.

Operating loss increased from $61.4 million in 2005 to $135.3 million in 2006. This increase was primarily due to: (i) increases in certain significant and unusual charges relating to impaired technology ($25.6 million in 2006 compared to $22.7 million in 2005) and impaired goodwill ($75.0 million in 2006 compared to $27.2 million in 2005); (ii) an increase in stock-based compensation expense of $31.3 million due to our adoption of SFAS 123R on January 1, 2006; and (iii) higher operating expenses, partially offset by an increase in both revenues and gross profit (exclusive of the increase in purchased technology impairment charges).

Diluted loss per share for 2006 was also negatively impacted by the increase in impairment charges, increasing from a loss per share of $0.68 in 2005 to a loss per share of $1.53 in 2006.

Cash Flows from Operations of continuing operations decreased by 45% in 2006 to $28.1 million from $50.9 million in 2005, due primarily to changes in operating assets and liabilities, such as larger increases in accounts receivable during 2006 than in 2005 and smaller increases in deferred revenues in 2006 than in 2005, offset by reductions in deferred costs.

Cash, Cash Equivalents and Investments increased during 2006 by $198.2 million. The majority of this increase was driven by: (i) proceeds of $200.0 million from the sale of IEX; (ii) proceeds from the issuance of common stock under our equity compensation plans of $17.5 million; and (iii) operating cash flows of $28.1 million from continuing operations, offset by capital expenditures of $36.5 million and negative cash flows from discontinued operations of $16.8 million, primarily related to payments of income tax liabilities associated with the gain on the sale of IEX.

Accounts Receivable increased by $46.8 million to $162.6 million as of December 31, 2006. This increase was primarily attributable to a $59.4 million year-over-year increase in accounts receivable which are also reflected in deferred revenues, partially offset by stronger collections in accounts receivable for which we have recognized revenue. In addition, we typically invoice a higher percentage of our customers for our extended warranty offering late in the fourth quarter of each year compared to other quarters. As a result, we typically see an increase in accounts receivable as of each year end. While overall accounts receivable has increased from 2005 to 2006, our Net Days Sales Outstanding, or DSO, has decreased from 75 days as of December 31, 2005 to 62 days as of December 31, 2006, primarily due to increased collection efforts throughout 2006. Note that upon the achievement of certain milestones as defined in our customer contracts, we invoice our customers for deliverables according to the terms of the contract, which results in the recognition of a receivable prior to the recognition of revenue. As a result, a corresponding amount of deferred revenue is recorded related to the billing. For purposes of calculating DSO, amounts included in deferred revenue related to accounts receivable are netted against such accounts receivable.

Deferred Revenue increased by $8.7 million, or 4%, from $213.5 million as of December 31, 2005 to $222.2 million as of December 31, 2006, primarily due to an increase in sales arrangements that require the deferral of revenue (e.g., partial shipments of a sales order) and increases related to our installed base of customers under our extended warranty offerings.

Working Capital increased by 130% from $189.1 million as of December 31, 2005 to $435.4 million as of December 31, 2006, primarily due to a net increase in cash, cash equivalents and investments from the sale of IEX, along with an increase in accounts receivable and income taxes receivable.

Shareholders' Equity increased by 40% in 2006 from $353.2 million as of December 31, 2005 to $494.2 million as of December 31, 2006, primarily due to: (i) net income of $86.1 million; (ii) proceeds from the issuance of our common stock under our equity compensation plans of $17.5 million; and (iii) increases in common stock resulting from stock-based compensation of $35.7 million, including approximately $1.0 million of stock-based compensation expense attributable to discontinued operations.

Results of Operations

Historically, the focus of our sales order management and contracting processes and related personnel has been on obtaining large sales orders that, in most cases, included multiple product and/or software deliverables, which we normally deliver over a period of time. NSG customers, in particular, placed large orders and we historically focused on customer satisfaction by making partial shipments to meet our customers' requirements. Title and risk of loss passed to the customer prior to the recognition of revenue. In addition, the compensation structure under which our sales force operates was designed to support and promote the pursuit of large orders without regard to the timing of shipments or the timing of revenue recognition dictated by these orders.

Because the software component of our products is more than incidental to the functionality of our products, we recognize revenue under the residual method prescribed by SOP 97-2. As a result, under arrangements with multiple product deliverables, we defer revenue recognition related to partial shipments until all products under the arrangement are shipped and title and risk of loss have passed to the customer.

Fluctuations in revenue between quarters are not necessarily indicative of future trends, principally due to our use of the residual method of accounting for revenue recognition. Throughout 2006 and early 2007, we evaluated our sales and order processes, and related sales compensation plans, in order to determine how to best align these business processes and plans with our current revenue recognition policies. While we have implemented several new polices and procedures, including a new sales compensation plan designed to better meet the needs of our customers and shareholders, the timing of revenue recognition may continue to vary significantly from quarter to quarter depending on the shipment arrangements and other terms of the orders.

Because a majority of the costs incurred within our customer service organization are fixed and do not necessarily fluctuate directly with revenues recognized, a decline in revenues is likely to result in a decrease in our gross margins. In addition, because a significant portion of our operating expenses, such as research and development expenses, sales and marketing expenses and general and administrative expenses, is fixed and does not fluctuate proportionally with revenue recognized, the amount of such operating expenses as a percentage of revenues may vary significantly from period to period.

Please refer to Note 1 to the accompanying Consolidated Financial Statements and the section entitled "Critical Accounting Policies and Estimates" in the following pages for a description of our significant accounting policies and our use of estimates.

Revenues

Revenues in 2006 were $553.6 million, compared with $486.5 million and $326.9 million in 2005 and 2004, respectively, representing growth of 14% in 2006 and 49% in 2005. As described further below, our revenues have increased from 2004 to 2006 due primarily to: (i) increased geographical expansion and penetration into new markets internationally and (ii) the continued growth of our NSG and CSSG product lines. Increases in revenues from our NSG and CSSG products offset declines in revenues from our SSG products in 2006, whereas in 2005, we experienced growth in revenues from all three of our business units. As discussed in more detail below, the decline in our SSG revenues in 2006 is due primarily to decreased sales and per unit prices of our T8000 media gateway product, particularly through Alcatel-Lucent, an OEM customer.

As previously discussed, in situations where we sell multiple products or sell a combination of integrated products and services that we cannot separate into multiple elements, we may defer revenue recognition until all product shipments are complete and until services essential to the functionality of the product are fulfilled, due to the fact that we follow the residual method of accounting as prescribed by SOP 97-2. As of December 31, 2006, we had a backlog of orders totaling $455.3 million, down from $520.2 million as of December 31, 2005. Backlog has decreased from December 31, 2005 primarily due to: (i) an $84.8 million year-over-year decline in orders from $573.6 million for the year ended December 31, 2005 to $488.8 million for the year ended December 31, 2006, the majority of which is attributable to our SSG business unit and (ii) our continued focus on implementing new business practices to convert our backlog to revenue in a more expeditious manner.

We believe that our future revenue growth depends in large part upon a number of factors affecting the demand for our signaling and switching products. For our switching products, future revenue growth, both domestically and internationally, depends on the increasing adoption and deployment of packet switching technology, along with the success of our channel partners to resell our products and penetrate new markets. Due to the fact that we follow the residual method of accounting as prescribed by SOP 97-2, our revenue may vary significantly from period to period. Specifically, no revenue related to a sales arrangement may be recognized until all products in the sales arrangement are delivered, regardless of whether the undelivered product represents an insignificant portion of the arrangement fee.

The following table sets forth revenues from the three geographic regions in which we generate sales of our products: (i) North America; (ii) Europe, the Middle East, Asia Pacific (including India and China), Africa and Australia ("EAAA"); and (iii) the Caribbean and Latin America, including Mexico ("CALA").

	For the Years Ended December 31,			Year-Over-Year Change
	2006	2005	2004	2005 to 2006		2004 to 2005
North America	$335,250	$368,812	$253,848	$(33,562)	(9)%	$114,964	45%
EAAA	140,396	84,512	50,911	55,884	66%	33,601	66%
CALA	78,001	33,181	22,150	44,820	135%	11,031	50%
Total revenues	$553,647	$486,505	$326,909	$67,142	14%	$159,596	49%

As the above table indicates, in 2006 we continued to expand internationally, resulting in significant year over year growth in both the EAAA and CALA regions. Increases in revenues from sales of initial systems within the EAAA and CALA regions during 2006 and 2005 provide a solid base for future revenues from sales of upgrades and extensions. As discussed further below, the decline in revenues in North America in 2006 is primarily attributable to a decline in sales and per unit prices of our T8000 media gateway product to our OEM partner, Alcatel-Lucent.

We currently operate in three distinct business segments; NSG, SSG, and CSSG. In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our operating segments. Revenues from each of our operating segments for 2006, 2005 and 2004 are as follows (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2006	2005	2004	2005 to 2006		2004 to 2005

Network Signaling	$368,862	$314,605	$256,313	$54,257	17%	$58,292	23%
% of total revenues	67%	65%	78%
Switching Solutions	$110,301	$139,893	$52,563	$(29,592)	(21)%	$87,330	166%
% of total revenues	20%	29%	16%
Communications Software Solutions	$74,484	$32,007	$18,033	$42,477	133%	$13,974	77%
% of total revenues	13%	6%	6%
Total revenues	$553,647	$486,505	$326,909	$67,142	14%	$159,596	49%

Network Signaling Group

NSG revenues for 2006, 2005 and 2004 were comprised of sales of the following products and services (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2006	2005	2004	2005 to 2006		2004 to 2005
Eagle ISS initial systems	$84,130	$68,166	$30,762	$15,964	23%	$37,404	122%
Eagle ISS upgrades and extensions	189,433	151,643	133,187	37,790	25%	18,456	14%
Number portability products	31,902	47,999	47,980	(16,097)	(34)%	19	0%
Customer extended warranty services	37,033	36,289	39,037	744	2%	(2,748)	(7)%
Other professional services	19,200	7,298	4,471	11,902	163%	2,827	63%
Other	7,164	3,210	876	3,954	123%	2,334	266%
Total NSG revenues	$368,862	$314,605	$256,313	$54,257	17%	$58,292	23%

Our NSG revenues grew 17% and 23% in 2006 and 2005, respectively, due primarily to increased sales of ISS upgrades and extensions, ISS initial systems, and other professional services. Domestically, we derive the majority of NSG revenue from wireless operators, as wireless networks generate significantly more signaling traffic than wireline networks and, as a result, require significantly more signaling infrastructure. Signaling traffic on our wireless customers' networks in recent years has increased significantly due to several factors, including growth in the number of subscribers, the number of calls made per subscriber, roaming, and the use of advanced features, such as text messaging. These factors have required wireless operators to expand their network capacity, leading to increased sales of our signaling products.

Internationally, in addition to the factors affecting our domestic sales growth described above, NSG's product revenue growth depends on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor, and our ongoing ability to meet the signaling requirements of our new customers. As indicated previously, we continue to expand internationally, with significant growth in our international revenues in both 2006 and 2005. As much of this growth is derived from sales of ISS initial systems, we believe we are building a base for future revenues from our higher margin ISS upgrades and extension products.

Switching Solutions Group

SSG revenues for 2006, 2005 and 2004 were comprised of the following product lines (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2006	2005	2004	2005 to 2006		2004 to 2005
T9000 / T8000	$89,540	$122,628	$47,739	$(33,088)	(27)%	$74,889	157%
T7000	9,318	9,838	3,316	(520)	(5)%	6,522	197%
T6000	11,443	7,427	1,508	4,016	54%	5,919	393%
Total SSG revenues	$110,301	$139,893	$52,563	$(29,592)	(21)%	$87,330	166%

In 2006, revenues from our switching products decreased primarily due to lower sales volume and per unit prices of our T8000 media gateway product, particularly to Alcatel-Lucent, and slightly lower revenues from our T7000 products, partially offset by an increase in revenues from our T6000 products. A significant portion of our switching revenues is derived from sales to Alcatel-Lucent. In 2005, revenues from sales of our switching products increased primarily due to increased sales of our T9000 product offerings, increased sales of our T8000 media gateway product, particularly to Alcatel-Lucent, and a full year of sales from the T7000 and T6000 product offerings, which were obtained in our acquisitions of Taqua in April 2004 and Vocal Data in September 2004, respectively. Sales of SSG products to Alcatel for 2006, 2005 and 2004 were as follows (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2006	2005	2004	2005 to 2006		2004 to 2005
SSG sales to Alcatel-Lucent	$51,072	$93,225	$29,821	$(42,153)	(45)%	$63,404	213%

Communications Software Solutions Group

CSSG revenues for 2006, 2005 and 2004 were principally derived from sales of our Integrated Applications Solutions ("IAS") and related transitional products from our Sentinel product line. During 2005 and 2006, revenues from sales of our CSSG products increased by $14.0 million, or 77%, and $42.5 million, or 133%, respectively, primarily as a result of continued success in integrating the former Steleus products into our offerings and in selling these solutions to our existing NSG customer base. In addition, revenues for 2005 include a full year of IAS revenues compared to only approximately three months of IAS revenues in 2004 following our acquisition of Steleus.

Cost of Sales

In order to provide a better understanding of the year-over-year changes within our cost of sales, the following is a discussion of each of the components that comprise our cost of sales:

Cost of Goods Sold

Cost of goods sold includes (i) materials, labor, and overhead costs incurred internally or paid to contract manufacturers to produce our products; (ii) personnel and other costs incurred to install our products; and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for 2006, 2005 and 2004 were as follows (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2006	2005	2004	2005 to 2006		2004 to 2005
Cost of goods sold	$256,789	$210,584	$125,175	$46,205	22%	$85,409	68%
Revenues	553,647	486,505	326,909	67,142	14%	159,596	49%
Cost of goods sold as a percentage
of revenues	46%	43%	38%

Cost of goods sold in dollars and as a percentage of revenues increased in both 2005 and 2006. In 2006, the increases were primarily due to: (i) a proportionate increase in cost of goods resulting from the year-over-year increase in revenues of 14%; and (ii) increased costs associated with our customer service and sales order management organizations. Costs increased within our customer service and sales order management organizations primarily due to (i) $4.6 million of stock-based compensation expense recorded in connection with the adoption of Statement of Financial Accounting Standards No. 123-revised 2004, "Share-Based Payment" ("SFAS 123R") during the year ended December 31, 2006; and (ii) an increase in the number of customer services and sales order management personnel and outside installation vendor costs. We increased our customer service and sales order management organizations and increased related outside vendor costs primarily as a result of the growth in our order fulfillment activities, installation services and warranty related services, each of which may precede the recognition of revenue associated with these activities under the residual method of accounting.

In 2005, the increases in cost of goods sold in dollars and as a percentage of revenues were primarily driven by increases in revenues and changes in the composition of our revenues. While revenues in all of our business segments increased during 2005, the increase in cost of goods sold as a percentage of revenues is due primarily to revenues from our lower margin SSG products growing at a higher rate than revenues from our higher margin NSG and other products. In addition, during the fourth quarter of 2005 we incurred approximately $18.7 million, or 3% of revenues, of significant and unusual charges that we had not historically incurred or, to the extent these charges had been incurred in the past, had been insignificant. Specifically, during the fourth quarter of 2005, we incurred certain warranty obligations aggregating $8.7 million associated with (i) two Class A defects (i.e., a warranty obligation resulting from our determination that we were obligated to correct a known product defect) within our NSG product portfolio and (ii) a commitment to remedy an additional product warranty matter within our SSG product portfolio. Further, we determined that the costs associated with two of our customer contracts would exceed the expected revenues, resulting in an expected loss on these contracts upon completion of our delivery obligations in 2006. As required by the accounting literature, we accrued the expected loss on these arrangements in the amount of approximately $9.9 million in the fourth quarter of 2005 as an increase in cost of goods sold.

In addition, growth in revenues from the EAAA and CALA regions outpaced the growth in North America in both 2006 and 2005. Sales of "initial" systems in international markets typically carry lower margins than the same sales domestically and as our sales internationally have increased at a rate greater than sales within the United States, cost of goods sold as a percentage of revenues has increased from 2004 to 2006. As we enter new markets, particularly international markets, our cost of goods sold as a percentage of revenues may continue to increase as the result of our decision to develop new sales channels and customer relationships in these emerging markets. While this growth in initial systems sales in international markets has had a negative impact on gross margins, we expect to achieve improved gross margins as sales of extensions increase in these markets.

Pricing competition in the next-generation switching market has been intense and the competitive environment within this market has and may continue to negatively impact our gross margins. In addition, changes in the following factors may also affect margins: product and distribution channel mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal manufacturing capabilities and efficiencies; foreign currency fluctuations; pricing pressure as we expand internationally; additional loss contracts, if any; and general economic conditions.

Amortization of Purchased Technology

We treat amortization of purchased technology as part of general corporate expenses and therefore do not allocate the amortization of purchased technology to individual operating segments. Amortization of purchased technology for 2006, 2005 and 2004 was as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Amortization of purchased technology related to:
iptelorg GmbH	$419	$192	$-
Santera	1,311	1,802	3,435
Taqua	220	1,375	1,998
VocalData	339	520	156
Steleus	1,930	1,930	402
Total	$4,219	$5,819	$5,991

The decrease in amortization of purchased technology in 2006 compared to 2005 was due primarily to lower amortization expense related to technology purchased from Taqua, Santera and VocalData. This decrease was a result of: (i) the write-down in the value of the Taqua purchased technology in the fourth quarter of 2005; and (ii) the write-down in the value of the Santera purchased technology and VocalData purchased technology as of August 1, 2006, as discussed below under "Impairment of Purchased Technology," offset by additional amortization of purchased technology related to our acquisitions of: (i) iptelorg in July 2005; and (ii) the remaining minority interest in Santera in October 2005. Amortization of purchased technology decreased slightly in 2005 compared to 2004 due to certain technology relating to Santera becoming fully amortized in 2004, offset by additional amortization related to our acquisitions of Taqua, VocalData and Steleus in 2004.

Impairment of Purchased Technology

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During the fourth quarter of 2005, it became apparent that both revenues and expected orders for the fourth quarter of 2005 and early 2006 related to our Taqua reporting unit would underperform our previous expectations. Accordingly, in connection with our annual budgeting process performed during the fourth quarter of 2005, we performed a comprehensive evaluation of the outlook for our Taqua product line and the outlook for the small switch market, which is the focus of our Taqua product line. As a result of this assessment and the significant shortfall in orders for these products in the fourth quarter of 2005, we significantly lowered our forecast of Taqua's future revenues and cash flows. These revised projections, combined with the historical underperformance of the Taqua product line, indicated that certain identifiable intangible assets acquired as part of the original acquisition of Taqua, specifically the purchased technology, may be impaired. We determined that impairment indicators were present within the meaning of SFAS 144, and therefore performed an impairment test in accordance with SFAS 144 during the fourth quarter of 2005.

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

In addition, during the third quarter of 2006, it became apparent that both revenues and expected orders for the second half of 2006 and fiscal year 2007 related to another of our SSG reporting units, consisting of our Santera and VocalData product lines, would underperform our previous expectations. Accordingly, in connection with our annual budgeting process initiated during the third quarter of 2006, we performed a comprehensive evaluation of the outlook for this reporting unit and the outlook for the markets that are the focus of this reporting unit. As a result of this assessment and the anticipated significant shortfall in forecasted orders for these products in the second half of 2006, we significantly lowered our forecasts of this reporting unit's future revenues and cash flows. These revised projections indicated that certain identifiable intangible assets acquired as part of the original acquisitions of Santera and VocalData, specifically the purchased technology, may be impaired. We determined that impairment indicators were present within the meaning of SFAS 144, and therefore performed an impairment test during the third quarter of 2006.

In applying the initial test in accordance with SFAS 144, we determined that the cash flows related to the purchased technology within this reporting unit were less than the carrying value, indicating that an impairment of the purchased technology assets existed. We then determined the associated fair value using a discounted cash flow approach. Using this approach, the purchased technology was valued at approximately $1.8 million which, when compared to its carrying value of $27.4 million, indicated an impairment of $25.6 million. Accordingly, we recognized a non-cash impairment charge of $25.6 million in the third quarter of 2006.

No impairment losses were recognized in the year ended December 31, 2004.

Research and Development

Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs, and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for 2006, 2005 and 2004 (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2006	2005	2004	2005 to 2006		2004 to 2005
Research and development	$148,443	$119,234	$93,705	$29,209	24%	$25,529	27%
Percentage of revenues	27%	25%	29%

The following is a summary of the year-over-year changes in our research and development expenses during 2006 and 2005 (in thousands):

	Year-Over-Year Change
	2005 to 2006	2004 to 2005
Cost component:
Salaries and benefits	$8,565	$13,211
Incentive compensation	(2,323)	1,656
Stock-based compensation	14,294	(120)
Consulting and professional services	5,106	5,954
Supplies	(1,524)	(811)
Facilities and depreciation	5,428	5,561
Other	(337)	78
Total	$29,209	$25,529

A significant portion of the increase in research and development expenses in 2006 was attributable to our adoption of SFAS 123R on January 1, 2006 as discussed below under "Recent Accounting Pronouncements." Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation using the intrinsic value method which generally resulted in no compensation expense being recognized related to our employee stock option grants in periods prior to our adoption of SFAS 123R.

We have made and intend to continue to make substantial investments in product and technology development, and we believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness. The increases from 2004 to 2006 in salaries and benefits and consulting and professional services included in research and development expenses reflect our commitment to this growing investment. Also, facilities and depreciation costs included in research and development expenses increased in 2005 and 2006 due to additional leased space at our SSG facilities and the expansion of our occupied space within our corporate headquarters dedicated to research and development activities, along with additional depreciation related to equipment acquired for use in research and development during 2004, 2005 and 2006.

Partially offsetting the above increases in research and development expenses during 2006 was a decline of $2.3 million in incentive compensation, which varies based on our performance during a given period. Due to the decline in revenues and gross margin during the first quarter of 2006, the majority of our business units did not achieve the levels required to earn incentive compensation for that quarter, which resulted in overall lower incentive compensation in 2006 as compared to 2005. In addition, as discussed below under "Restructuring and Other Charges," in the third and fourth quarters of 2006, we terminated the employment of 152 employees and decided not to replace 22 employees who left Tekelec during the third quarter of 2006. As a result, these employees were not eligible to receive any incentive compensation related to the second half of 2006, which resulted in overall lower incentive compensation expense for 2006.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including: (i) salaries, commissions and related costs; (ii) outside contract personnel; (iii) facilities costs; and (iv) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for 2006, 2005 and 2004 (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2006	2005	2004	2005 to 2006		2004 to 2005
Sales and marketing	$92,961	$83,775	$62,574	$9,186	11%	$21,201	34%
Percentage of revenues	17%	17%	19%

The following is a summary of the year-over-year changes in our sales and marketing expenses during 2006 and 2005 (in thousands):

	Year-Over-Year Change
	2005 to 2006	2004 to 2005
Cost component:
Salaries and benefits	$133	$10,961
Incentive compensation	(602)	739
Stock-based compensation	6,690	-
Sales commissions	1,392	1,584
Consulting and professional services	593	234
Supplies	(1,057)	796
Facilities	(376)	3,072
Travel	923	2,935
Marketing and advertising	1,444	1,109
Other	46	(229)
	$9,186	$21,201

The increase in sales and marketing expenses in terms of dollars in 2006 was primarily attributable to our adoption of SFAS 123R on January 1, 2006 as discussed below under "Recent Accounting Pronouncements." Also, contributing to the increase in sales and marketing expense during both 2005 and 2006 were increases in sales commissions as a result of the increase in revenues and an increase in marketing and advertising expense to support our global expansion.

During 2005, sales and marketing expenses also increased primarily due to: (i) our expanding global sales force and related expenses (e.g., facilities, travel, office supplies, etc.) and the resulting increase in revenues; and (ii) increases in personnel following our April 2004 acquisition of Taqua, our September 2004 acquisition of VocalData, and our October 2004 acquisition of Steleus. Accordingly, each of the above expenses, particularly direct and indirect personnel-related costs (salaries/benefits, travel and facilities), increased on a year-over-year basis during 2005.

The size of our sales and marketing workforce and related expenses vary to a greater degree in response to the growth in our orders and backlog than to the growth in revenues. We intend to continue to focus on improving the efficiency of our operations by examining the way in which we operate in order to identify opportunities for cost reductions.

General and Administrative Expenses

General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, finance, information technology and human resources personnel) and consist of: (i) salaries and related compensation costs; (ii) consulting and other professional services (e.g., litigation and other outside legal counsel fees, audit fees and costs associated with compliance with the Sarbanes-Oxley Act of 2002); (iii) facilities and insurance costs; and (iv) travel and other costs. The following table sets forth our general and administrative expenses in absolute dollars and as a percentage of revenues for 2006, 2005 and 2004 (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2006	2005	2004	2005 to 2006		2004 to 2005
General and administrative	$74,719	$64,366	$45,804	$10,353	16%	$18,562	41%
Percentage of revenues	13%	13%	14%

The following is a summary of the year-over-year changes inour general and administrative expenses during 2006 and 2005 (in thousands):

	Year-Over-Year Change
	2005 to 2006	2004 to 2005
Cost component:
Salaries and benefits	$6,151	$3,602
Incentive compensation	(1,271)	4,066
Stock-based compensation	5,771	1,356
Consulting and professional services	(675)	1,465
Restatement-related costs	(3,318)	3,528
Supplies	393	984
Facilities	(2,737)	2,066
Travel	(320)	469
Bad debt expense	3,131	(349)
Other	3,228	1,375
	$10,353	$18,562

A significant portion of the increase in general and administrative expenses in 2006 was attributable in part to our adoption of SFAS 123R on January 1, 2006 as discussed below under "Recent Accounting Pronouncements." In addition, salaries and benefits increased in 2005 and 2006 due primarily to the increase in headcount within our general and administrative organization to support the continued growth of our operations, both domestically and internationally. Also contributing to the increase in general and administrative expense during 2006 is an increase in bad debt expense of $3.1 million.

Partially offsetting the above increases in general and administrative expenses in 2006 was a decline of $1.3 million in incentive compensation, which varies based on our performance within a given period. Due to the decline in revenues and gross margin during the first quarter of 2006, the majority of our business units did not achieve the levels required to earn incentive compensation for that quarter, which resulted in lower incentive compensation in 2006. In addition, in 2005, we incurred approximately $3.5 million in restatement-related costs compared to only approximately $0.2 million in 2006, resulting in a year over year decline of $3.3 million. Finally, as a result of the reduction in facilities utilized by our general and administrative personnel during 2006, facilities expense declined on year-over-year basis during 2006.

The increases in general and administrative expenses during 2005 were also partially attributable to increases in personnel following our April 2004 acquisition of Taqua, our September 2004 acquisition of VocalData, and our October 2004 acquisition of Steleus. Accordingly, each of the above expenses, particularly direct and indirect personnel-related costs (salaries/benefits, travel and facilities), increased on a year-over-year basis during 2005.

While general and administrative costs have increased from 2004 through 2006, these costs have remained fairly constant as a percentage of revenues.  We continuously focus on improving the efficiency of our operations by examining the way in which we operate in order to identify opportunities for cost savings and improvement.

Acquired In-Process Research and Development

During 2006, 2005 and 2004 we made selective strategic acquisitions of entities and technologies in order to enhance and expand our product offerings. At the time of each acquisition, certain technology, products and functionality were under development that had not yet reached technological feasibility and had no alternative future use. Accordingly, such technology, products and functionality were considered by us to be in-process research and development ("IPR&D") and the fair value of these items was expensed at the acquisition date.

2006 - In December 2006, we entered into a worldwide license to certain technologies and intellectual property rights owned by a third-party provider.  We believe this technology will form the core software platform for our service mediation product family.  We believe this technology provides key capabilities which will provide our customers with a smooth evolution from SS7 to SIP-based signaling and next-generation high performance network applications once we complete development of the product offerings based on this technology.  The license fee for this technology was $2.1 million.  Because the technology obtained in this license had no alternative use, we have reflected a charge of $2.1 million as acquired in-process research and development expense during 2006.  We expect to complete the development of this technology and resulting service mediation product family during the second half of 2007 and estimate that we will incur an additional $2.0 million in development expense associated with completing the development of this product family.

2005 - Acquired in-process research and development expense of $3.6 million in 2005 consisted of: (i) the write-off of $1.2 million of acquired in-process research and development related to our acquisition of iptelorg in July 2005; and (ii) the write-off of $2.4 million of acquired in-process research and development related to our acquisition of the remaining shares of Santera owned by Santera's minority shareholders in October 2005.

2004 - Acquired in-process research and development expense of $14.2 million in 2004 consisted of: (i) the write-off of $8.0 million of acquired in-process research and development related to our acquisition of Taqua in April 2004; (ii) the write-off of $2.4 million of acquired in-process research and development related to our acquisition of VocalData in September 2004; and (iii) the write-off of $3.8 million of acquired in-process research and development related to our acquisition of Steleus in October 2004.

For a more detailed discussion of these acquisitions and related valuation assumptions, please refer to Note 3 to our Consolidated Financial Statements.

Restructuring Charges

2006 Restructuring

In 2006, we committed to a restructuring plan as part of our ongoing efforts to align our cost structure with our business opportunities in certain business units and operating groups. This restructuring plan involved: (i) the termination of the employment of 152 employees across our business units and related customer service, operations and other personnel; (ii) the decision not to replace 22 employees who left Tekelec during the third quarter of 2006; and (iii) the termination of approximately 25 contractors. The majority of the terminated employees worked directly for, or in support of, our Switching Solutions Group in Plano, Texas. In addition, as a result of the relocation of our corporate headquarters to North Carolina from California, our California-based Senior Vice President, Corporate Affairs and General Counsel resigned effective December 31, 2006. We incurred charges under a retention agreement with the General Counsel and are also obligated to pay severance benefits to him under our Officer Severance Plan due to the relocation of our headquarters. We recorded pre-tax restructuring charges in the year ended December 31, 2006 of approximately $7.4 million related to employee severance arrangements entered into in connection with the 2006 Restructuring and the resignation of our Senior Vice President, Corporate Affairs and General Counsel. All of such severance payments are expected to be paid in 2007.

Corporate Headquarters and Taqua Relocations

In April 2005, we announced the relocation of our corporate headquarters from Calabasas, California to our facilities in Morrisville, North Carolina. The relocation provided us a significant opportunity to improve our operations by integrating our finance, accounting, corporate and information technology functions into the business units they support. In October 2005, we entered into an employment severance agreement with our former CEO in connection with his resignation as an executive officer and employee effective January 1, 2006. In connection with this agreement, we incurred approximately $1.6 million in severance costs that were paid in 2006 in scheduled monthly installments. Also in 2005, we announced the Taqua Relocation, which involved the relocation of our Taqua facility from Hyannis, Massachusetts, to our Plano, Texas facilities. These relocations resulted in employee terminations and relocation costs, along with lease termination costs related to the termination of the lease in Hyannis. The termination costs included retention bonuses, severance pay and benefit costs extended through the required service period and for up to one year after termination. Other costs related to the management of the relocation projects and the costs to relocate equipment were expensed as incurred.

Manufacturing Relocation

In January 2004, we announced the Manufacturing Restructuring, which included the outsourcing of the majority of our manufacturing operations and the relocation of our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. The Manufacturing Restructuring included the elimination of approximately 23 positions during 2004 and one position in 2005, resulting in restructuring costs such as employee severance and relocation costs. We incurred a charge of $1.7 million during 2004 related to this restructuring.

The following table summarizes the restructuring and related expenses incurred in connection with the restructurings discussed above and the remaining obligations as of and for the years ended December 31, 2005 and 2006 (in thousands):

	Severance
	Costs
	and	Employee	Facility
	Retention	Relocation	Relocation
	Bonuses	Costs	Costs	Other(2)	Total
Restructuring obligations, January 1, 2005	$76	$-	$-	$-	$76
Restructuring and related expenses recognized in 2005:
Manufacturing relocation	-	53	47	-	100
Corporate Headquarters and Taqua relocation (1)	4,962	265	1,113	1,295	7,635
Total restructuring and related expenses	4,962	318	1,160	1,295	7,735
Cash payments	(2,015)	(163)	(869)	(1,295)	(4,342)
Non-cash charges	-	-	(191)	-	(191)
Restructuring obligations, December 31, 2005	3,023	155	100	-	3,278
Restructuring and related expenses recognized in 2006:
Corporate Headquarters and Taqua relocation	(127)	-	(100)	41	(186)
2006 Restructuring	7,359	-	-	-	7,359
Total restructuring and related expenses	7,232	-	(100)	41	7,173
Cash payments	(7,659)	(155)	-	(41)	(7,855)
Restructuring obligations, December 31, 2006	$2,596	$-	$-	$-	$2,596

(1)    Severance costs and retention bonuses include approximately $1.6 million in severance costs related to the employment separation agreement between us and our former Chief Executive Officer, who resigned from Tekelec effective January 1, 2006. All employee retention bonuses are expensed as incurred.

(2)    Consists of costs related to the transition of our corporate headquarters, including recruitment, signing bonuses and training costs related to the hiring of finance and administrative personnel in Morrisville, as well as travel costs during the transition period. In addition, other costs include salary costs for duplicative employees during the transition of job responsibilities from employees located in Calabasas to the successor employees in Morrisville. These transition costs are expensed as incurred.

Amortization of Intangible Assets

As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	For the Years Ended December 31,			Year-Over-Year Change
	2006	2005	2004	2005 to 2006	2004 to 2005
Santera	243	92	853	151	(761)
Taqua	127	304	688	(177)	(384)
VocalData	50	555	222	(505)	333
Steleus	1,405	1,872	390	(467)	1,482
iptelorg	113	64	-	49	64
	$1,938	$2,887	$2,153	$(949)	$734

The decrease in amortization of intangible assets in 2006 as compared with 2005 was due primarily to certain intangibles relating to Taqua, VocalData and Steleus becoming fully amortized in 2005 and 2006. The decrease was partially offset by additional amortization of intangibles in 2006 related to our acquisitions of iptelorg in July 2005 and the remaining minority interest in Santera in October 2005. The increase in amortization of intangible assets in 2005 was due primarily to recording a full year of amortization of intangibles related to the VocalData and Steleus acquisitions in 2005 compared to only a partial year in 2004, partially offset by a decrease in amortization of the intangibles arising from the acquisition of a majority interest in Santera in 2003. The intangibles relating to the 2003 Santera acquisition became fully amortized in 2005.

Impairment of Goodwill

As required by SFAS 142, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of certain events in accordance with the provisions of SFAS 142. The testing for recoverability of the purchased technology acquired as part of the original acquisitions of Santera and VocalData discussed above was a triggering event in the third quarter of 2006 under SFAS 142. The impairment of the purchased technology, coupled with a significant shortfall in orders for the second half of 2006 compared to our earlier expectations, resulted in a significantly lowered forecast for the reporting unit's future revenues and cash flows. Accordingly, we tested the goodwill related to the reporting unit within SSG that is comprised of Santera and Vocal Data for impairment as of August 1, 2006. As a result of this testing, we recorded a non-cash charge of $75.0 million related to the impairment of the goodwill associated with this reporting unit in the third quarter of 2006. We determined the amount of this charge using an estimate of the fair value of the reporting unit. This fair value estimate was calculated using a discounted cash flows approach and a revenue based market multiples approach. In addition, we also performed our annual impairment test of goodwill required by SFAS 142 on October 1, 2006, which indicated no additional impairment existed.

We performed our required 2005 annual impairment test of goodwill as of October 1, 2005. As a result of this testing, in the fourth quarter of 2005, we recorded a non-cash impairment charge of $27.2 million related to the impairment of the goodwill associated with our Taqua reporting unit, which is a component of our SSG reporting segment. We determined the amount of the charge using an estimate of the fair value of our Taqua reporting unit. This fair value estimate was calculated using a discounted cash flows approach and a revenue based market multiples approach. As previously noted, our Taqua product line has underperformed due primarily to the lack of market growth and, as a consequence, projections for the business have been significantly lowered.

The Company tested goodwill for impairment as of October 1, 2004 and no impairment was indicated.

Other Income and Expense

For 2006, 2005 and 2004, other income and expenses were as follows (in thousands):

	For the Years Ended December 31,			Year-Over-Year Change
	2006	2005	2004	2005 to 2006	2004 to 2005
Interest income	$10,936	$6,157	$4,680	$4,779	$1,477
Interest expense	(3,813)	(4,069)	(4,516)	256	447
Gain on sale of Catapult stock	-	-	2,186	-	(2,186)
Gain on sale of investment
in privately held company	1,794	-	7,877	1,794	(7,877)
Gain on warrants in privately
held company	1,275	-	20,321	1,275	(20,321)
Loss on sale of investments	-	(1,346)	-	1,346	(1,346)
Other, net	24	(1,237)	263	1,261	(1,500)
	$10,216	$(495)	$30,811	$10,711	$(31,306)

Interest Income and Expense. Interest income increased in 2006 and 2005 due to (i) higher average cash and short-term investment balances and (ii) increases in interest rates. Interest expense decreased in 2006 and 2005 due to the February 2005 repayment of Santera's notes payable that bore interest at 10%.

Gain on Sale of Catapult Stock. In 2002 we sold our NDD division to Catapult Communications Corporation ("Catapult") for $59.8 million consisting of $42.5 million in cash and convertible promissory notes ("Notes") valued at $17.3 million. We exercised our option to convert the Notes into Catapult common stock in September 2004. In September 2004, we sold our Catapult shares resulting in a pre-tax gain of approximately $2.2 million.

Gain on Sale of Investment in Privately Held Company. In August 2004 following the acquisition of Telica by Lucent Technologies Inc. ("Lucent"), we received freely tradable common stock of Lucent in exchange for our investment in Telica, resulting in a pre-tax gain of $7.9 million in 2004. We sold these shares in September 2004. In the first quarter of 2006, we received an additional 642,610 shares of Lucent stock that were released from escrow, resulting in an additional gain of approximately $1.8 million upon distribution of these shares. In connection with the merger of Lucent and Alcatel in the fourth quarter of 2006, these shares were converted into 125,437 shares of Alcatel-Lucent.

Gain on Warrants in Privately Held Company. In December 2004, following the acquisition of Spatial Communications Technologies ("Spatial") by Alcatel, we exercised warrants convertible into 1,363,380 shares of freely tradable Alcatel shares valued at $14.91 per share. As a result of this transaction, Santera recognized a gain of $20.3 million in 2004. In addition, in December 2006, we received 89,642 shares of Alcatel-Lucent previously held in escrow pending the resolution of certain acquisition related indemnification claims made by Alcatel against the former Spatial shareholders, resulting in a $1.3 million gain upon distribution of these shares.

Loss on sale of investments. During the first quarter of 2005, we sold 1,263,380 Alcatel shares for proceeds of $17.5 million, resulting in a realized loss of $1.3 million in 2005.

Other Income (Expense). Other expense in 2005 consisted primarily of foreign currency exchange losses resulting from transactions in foreign currencies where our exposures to foreign currency risks were not mitigated through the use of foreign currency forward contracts and bank fees related to our bank accounts and unused line of credit. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. dollar, and will therefore be exposed to greater risk related to foreign currency fluctuation.

Provision for Income Taxes

During 2006, 2005 and 2004, we recognized income tax expense (benefit) related to continuing operations of $(21.9) million, $(6.8) million and $18.1 million, respectively. Provisions for income taxes as a percentage of income (loss) from continuing operations were 17.5%, 10.9% and 280.9% for 2006, 2005 and 2004, respectively. Please refer to Note 9 to our Consolidated Financial Statements for a reconciliation of the federal statutory rate to our effective tax rate for 2006, 2005 and 2004.

Minority Interest

Minority interest represents the losses of Santera allocable to Santera's minority stockholders. Prior to October 3, 2005, the date of our acquisition of all of the shares of capital stock of Santera then owned by Santera's minority stockholders, the net income and losses of Santera were allocated between Tekelec and the minority interest based on their relative interests in the equity of Santera and the related liquidation preferences. This approach required net losses to be allocated first to the Series A Preferred Stock, held primarily by the minority interest, until fully absorbed and then to the Series B Preferred Stock held by us. Subsequent net income was allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income was then allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and then to common stock in proportion to their relative ownership interests in the equity of Santera. The losses allocated to minority interest of Santera prior to October 3, 2005 for 2005 and 2004 was computed as follows (in thousands, except percentages):

	For the Years Ended
	December 31,
	2005	2004
Santera net loss	$16,529	$35,105
Percentage of losses attributable to the minority interest based on
capital structure and liquidation preferences	62%	62%
Net loss allocated to minority interest	$10,248	$21,765

Discontinued Operations

As more fully described in Note 2 to the accompanying Consolidated Financial Statements, on July 6, 2006, we sold to NICE-Systems Ltd. (or its subsidiary), all of the outstanding shares of capital stock of IEX Corporation, our then wholly owned subsidiary ("IEX"), resulting in total proceeds of approximately $201.5 million and a pre-tax gain of approximately $200.1 million ($177.5 million after-tax). Accordingly, our IEX business unit is classified as a discontinued operation and its results of operations, financial position and cash flows are separately reported for all periods presented. Summarized financial information for IEX is as follows (in thousands):

	Years ended
	December 31,
	2006	2005	2004

Revenues	$36,113	$50,404	$41,946
Income from discontinued operations before
provision of income taxes	$18,442	$17,746	$12,891
Provision for income taxes	6,691	6,619	4,808
Income from discontinued operations, net of
income taxes	11,751	11,127	8,083
Gain on sale of discontinued operations, net of taxes	177,458	-	-
Income from discontinued operations, net of taxes	$189,209	$11,127	$8,083

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital increased to $435.4 million as of December 31, 2006 from $189.1 million as of December 31, 2005, primarily due to an increase in cash flow from continuing operations and the proceeds from the sale of IEX. With a strong working capital position, we believe that we have the flexibility to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, and accounts receivable, reduced by trade accounts payable, accrued expenses, accrued payroll and related expenses and current portion of deferred revenues. We continued to generate positive cash flows from operations in 2005 and 2006. Our cash, cash equivalents and short-term investments were $424.5 million and $226.3 million at December 31, 2006 and 2005, respectively. In addition, as of December 31, 2006, we had a $30.0 million line of credit collateralized by a pledged investment account held with an intermediary financial institution. As of December 31, 2006, there were no outstanding borrowings under this facility.

As of December 31, 2006, substantially all of our short-term investments had investment grade ratings and any such investments that were in an unrealized loss position at December 31, 2006 were in such position solely due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis on these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The declines in our securities are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of December 31, 2006.

We believe our current working capital and anticipated cash flows from continuing operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Our liquidity could be negatively impacted by a decrease in revenues resulting from a decline in demand for our products or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. We did not repurchase any of our common stock during 2006, 2005 or 2004.

We currently have $125 million outstanding of 2.25% Senior Subordinated Convertible Notes due June 2008 (the "Notes") which were issued under an Indenture dated as of June 17, 2003 (the "Indenture") between Deutsche Bank Trust Company Americas (the "Trustee") and us. There are no financial covenants related to the Notes, no restrictions on the paying of dividends and no restrictions concerning additional indebtedness.

Contractual Obligations

As of December 31, 2006, our future fixed commitments for cash payments are as follows (in thousands):

			2008 to	2010 to	2012 and
	Total	2007	2009	2011	Beyond
Long-term convertible debt	$125,000	$-	$125,000	$-	$-
Interest due on long-term convertible debt	4,219	2,812	1,407	-	-
Operating lease obligations	48,996	8,469	15,007	14,473	11,047
Current liabilities on the balance sheet(1)	126,381	126,381	-	-	-
Purchase obligations(2)	2,518	2,518	-	-	-
Total	$307,114	$140,180	$141,414	$14,473	$11,047

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

We lease a number of facilities throughout the United States and internationally under operating leases that range from one month to ten years. We believe that our existing facilities will be adequate to meet our needs at least through 2007, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

Cash Flows

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from continuing operations. In 2006, we sold our IEX business unit which is classified as discontinued operations in our Consolidated Financial Statements. Cash flows from discontinued operations are presented separately within each of the three cash flow categories. The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities related to continuing operations.

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations was $28.1 million, $50.9 million and $7.4 million for 2006, 2005 and 2004, respectively. Cash provided by operating activities decreased on a year-over-year basis during 2006 primarily as the result of changes in operating assets and liabilities, such as larger increases in accounts receivable in 2006 than in 2005 and smaller increases in deferred revenues in 2006 than in 2005, offset by a decrease in deferred costs. Cash provided by operating activities increased on a year-over-year basis during 2005 primarily as a result of increases in sales orders across our operating segments, which increased both our total revenues from operations for the year, as well as our total deferred revenue balance as of December 31, 2005. Specifically, while many sales orders have not been recognized as revenue due primarily to partial shipments of the orders, we have received a portion of the non-refundable payment related to these partial shipments, resulting in the significant year-over-year increase in our cash flows from operations. Also contributing to the increase in cash flows from operations in 2005 is a reduction in our DSO.

During 2006, 2005 and 2004, our cash flows from operations were primarily derived from (i) our earnings from continuing operations prior to non-cash expenses such as depreciation, amortization, stock-based compensation, bad debt, write-downs of inventory and non-cash impairment charges and (ii) changes in our working capital, which are primarily composed of net increases in accounts receivable, increases in inventories and increases in deferred revenue and associated deferred costs (collectively representing net cash outflows of $40.1 million, $23.4 million and $15.3 million in 2006, 2005 and 2004, respectively), partially offset by changes in accounts payable, accrued expenses and accrued payroll and related expenses.

We currently anticipate that we will continue to operate a cash-positive business in 2007. Our ability to meet these expectations depends on our ability to achieve positive earnings. Our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to technological changes and increasing competition, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Cash Flows from Investing Activities

Net cash used in investing activities of continuing operations was $236.9 million, $70.1 million and $44.4 million for 2006, 2005 and 2004, respectively. Our investment activities primarily relate to (i) transactions within our investments; (ii) strategic acquisitions; and (iii) the purchase of property and equipment. For 2006, our cash used in investing activities of continuing operations included $202.2 million of net cash outflows associated with purchases of available-for sale securities, while in 2005 and 2004, our cash provided by investing activities included $46.8 million and $91.5 million, respectively, of net cash inflows associated with sales of available-for-sale securities from our short-term investment portfolio. Acquisition-related cash outflows were $82.9 million in 2005, relating to the cash consideration component of our acquisitions of iptelorg and the Santera minority interest. In 2004, cash outflows relating to acquisitions were $152.7 million, relating to the cash consideration component of our acquisitions of Taqua, VocalData and Steleus. Please refer to Note 3 to our Consolidated Financial Statements for a further discussion of these acquisitions. Our investment in new property and equipment amounted to $36.5 million, $29.9 million and $18.1 million during 2006, 2005 and 2004, respectively. Capital expenditures increased during 2006 and 2005 primarily due to the continued growth of our global operations.

We intend to continue to closely monitor our capital expenditures, while making strategic investments to develop our existing products and replace certain older computer and information technology infrastructure to meet the needs of our business and workforce. We expect our total capital expenditures to be between $25.0 million and $35.0 million for 2007.

Cash Flows from Financing Activities

Net cash provided by financing activities was $19.1 million, $7.1 million and $27.0 million for 2006, 2005 and 2004, respectively. For 2006, 2005 and 2004, our financing activities consist primarily of net proceeds of $17.5 million, $10.4 million and $35.9 million, respectively, from the issuance of our common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, partially offset by repayments of debt of $0.1 million, $3.2 million and $8.9 million during 2006, 2005 and 2004, respectively. In 2006, net cash provided by financing activities also included excess tax benefits from stock-based compensation of approximately $2.0 million and cash payments to settle stock options of approximately $0.3 million.

Litigation with Bouygues Telecom

As further described in Item 3 - "Legal Proceedings," Bouygues Telecom, S.A., a French telecommunications operator, filed a lawsuit against us seeking damages for losses caused by a service interruption Bouygues Telecom experienced. Bouygues has provided a claim summary suggesting that its damages may range from $127 million to $179 million. On January 5, 2007, we presented Bouygues with an Offer of Judgment in response to a request from our insurance carrier.  The offer of $6.2 million was based on our best estimate of the maximum amount of damages that could be recoverable by Bouygues under the relevant contract. Bouygues did not respond to the offer, and it expired ten days after it was presented.  The amount of this settlement offer was recorded both as a liability and an offsetting receivable (from our insurance carrier) in our 2006 financial statements. At this stage of the litigation, we cannot assess the likely outcome of this matter, however, an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Financial and Market Risks

We operate internationally and thus are exposed to potential adverse changes in currency exchange rates. We use derivative instruments (foreign exchange contracts) to reduce our exposure to foreign currency rate changes on receivables denominated in a foreign currency. The objective of these contracts is to reduce or eliminate, and efficiently manage, the economic impact of currency exchange rate movements on our operating results as effectively as possible. We do not enter into derivative instrument transactions for trading or speculative purposes.

We monitor our exposure to foreign currency fluctuations on a monthly basis. We enter into multiple forward contracts throughout a given month to match and mitigate our changing exposure to foreign currency fluctuations. Our exposure to foreign currency fluctuations is principally due to receivables generated from sales denominated in foreign currencies. Our exposure fluctuates as we generate new sales in foreign currencies and as existing receivables related to sales in foreign currencies are collected. Our foreign currency forward contracts generally will have terms of one month or less and are typically structured to expire on the last fiscal day of any given month. To the extent necessary to continue to mitigate our risk, on the last fiscal day of any given month, we enter into new foreign currency forward contracts. As of December 31, 2006, we had four foreign currency contracts outstanding, as follows:

			Fair
	Contract Amount	Contract	Value
	(Local Currency)	Amount	(US$)
Australian dollars ("AUD") (contracts to pay AUD/receive US$)	(AUD) 640,000	$506,368	$-
Euros ("EUR") (contracts to pay EUR/receive US$)	(EUR) 25,000,000	$32,885,000	$-
Brazilian reais ("BRL") (contracts to pay BRL/receive US$)	(BRL) 19,200,000	$8,856,497	$-
Canadian dollars ("CAD") (contracts to pay CAD/receive US$)	(CAD) 1,500,000	$1,286,670	$-

We entered into these contracts during the last day of our fiscal year and as such, the fair value of these contracts individually and in the aggregate was not significant as of December 31, 2006. For the years ending December 31, 2006, 2005 and 2004, our gain or (loss) from foreign currency forward contracts was $(3,926,000), $2,489,000 and $(2,568,000), respectively, which was generally offset by the remeasurement gain or loss on the underlying receivables. Please refer to Notes 1 and 8 to our Consolidated Financial Statements for additional information relating to our derivatives and hedging activities.

We maintain an investment portfolio of various holdings, types, and maturities. Please refer to Note 6 to our Consolidated Financial Statements for a description of these investments. These securities are generally classified as available-for-sale and consequently are recorded in our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

Fixed income securities are subject to interest rate risk. At any time, a significant rise or decrease in interest rates could have a material adverse effect on the fair value of our investment portfolio as the fixed income securities we hold are subject to interest rate risk. If market rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2006, then the fair value of our investments would decline by approximately $0.4 million. Our portfolio is diversified and consists primarily of investment grade securities to minimize credit risk.

We have invested in privately-held companies, some of which are in startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. These investments are primarily carried at cost and periodically evaluated for impairment. No impairment charges were recognized during the years ended December 31, 2006, 2005 or 2004.

There have been no significant borrowings under our variable rate credit facility. All of our outstanding long-term debt is fixed rate and not subject to interest rate fluctuations. The fair value of our long-term debt will increase or decrease as interest rates decrease or increase, respectively. Based on the quoted market price of our convertible subordinated notes, the fair value of the convertible subordinated notes was approximately $126.4 million as of December 31, 2006.

With respect to trade receivables, we sell network signaling, switching and communications software solutions worldwide primarily to telephone operating companies, equipment manufacturers and corporations that use our systems to design, install, maintain, test and operate communications equipment and networks. Credit is extended based on an evaluation of each customer's financial condition, and generally collateral is not required. Generally, payment terms stipulate payment within 90 days of shipment or other milestone events and currently, we do not engage in leasing or other customer financing arrangements. Many of our international sales are secured with export accounts receivable insurance or letters of credit. Although we have processes in place to monitor and mitigate credit risk, there can be no assurance that such programs will be effective in eliminating such risk. Our exposure to credit risk may increase as a result of weakened financial conditions in certain market segments. Credit losses for customers we deem to pose substantial collection risks have been provided for in the financial statements. Historically, credit losses have been within management's expectations. Future losses, if incurred, could harm our business and have a material adverse effect on our financial position, results of operations or cash flows.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of December 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of December 31, 2006, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2007 and 2016. Rent expense under operating leases for 2006, 2005 and 2004 was $8.7 million, $9.8 million and $9.4 million, respectively. Future minimum lease payments under our operating leases as of December 31, 2006 are detailed previously in "Liquidity and Capital Resources" in the section entitled "Contractual Obligations."

Seasonality

Our first quarter revenues and orders have historically been lower than the revenues and orders in the immediately preceding fourth quarter because (i) many of our customers utilize a significant portion of their capital budgets at the end of their fiscal year, (ii) the majority of our customers begin a new fiscal year on January 1, and (iii) capital expenditures tend to be lower in an organization's first quarter than in its fourth quarter. We anticipate that this seasonality will continue. The seasonality between the fourth quarter and first quarter may be impacted by a variety of factors, including changes in the global economy and other factors. Please refer to the section entitled "Risk Factors" in Item 1A.

Application of Critical Accounting Policies and Use of Estimates

Use of Estimates

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and the application of GAAP requires management to make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we could have reasonably used different accounting estimates. In other instances, changes in the accounting estimates from period to period are reasonably likely to occur. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations may be affected.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, provision for inventory obsolescence, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, product warranty obligations, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as "critical accounting estimates."

Critical Accounting Policies

In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application, while in other cases, management's judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, restructuring activities, depreciation methodology, etc.).

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

Revenue Recognition

Substantially all of our revenues are derived from sales or licensing of our: (i) telecommunications products; (ii) professional services including installation, training, and general support; and (iii) warranty-related support, comprised of telephone support, repair and return of defective products, and product updates (commonly referred to as maintenance, post-contract customer support or PCS). Our customers generally purchase a combination of our products and services as part of a multiple element arrangement.

Our telecommunications solutions are comprised of hardware and/or software components ranging from exclusively a software solution to solutions that are hardware intensive. Our assessment of the appropriate revenue recognition guidance involves significant judgment. For instance, the determination of whether the software component of our telecommunications solutions is more than incidental to the related product in a sales arrangement can impact whether the entire sales arrangement is accounted for under software revenue recognition guidance or more general revenue recognition guidance. This assessment has a significant impact on the amount and timing of revenue recognition.

As the software component of all of our product offerings is generally deemed to be more than incidental to the products being provided, we recognize revenue in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" as amended by SOP 98-9, "Software Revenue Recognition with Respect to Certain Arrangements" (collectively "SOP 97-2").

In applying existing revenue recognition guidance and especially the revenue recognition guidance of SOP 97-2, we exercise judgment and use estimates in connection with the determination of the amount of product, warranty and professional services revenues to be recognized in each accounting period. In addition to estimating the timing and amount of revenue to recognize, we must evaluate whether the estimated costs required to provide any undelivered elements exceed the expected revenue allocated to those elements. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon the estimated cost of the remaining equipment to be delivered and the consulting personnel delivering the services. As a result of applying these judgments, in 2006 and 2005, we recognized approximately $3.4 million and $9.9 million, respectively, in estimated losses on existing contracts with our customers.

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

Determining Separate Elements and Allocating Value to Those Elements

For arrangements that involve multiple elements, the entire fee from the arrangement must be allocated to each of the elements based on the individual element's fair value. Each arrangement requires careful analysis to ensure that all of the individual elements in the arrangement have been identified, along with the fair value of each element. Under SOP 97-2, the determination of fair value must be based on vendor specific objective evidence of the fair value ("VSOE"), which is limited to the price of that element when sold separately.

Sales of our products always include at least a year of warranty coverage, which we have determined contains post-contract customer support ("PCS") elements as defined by SOP 97-2. Inasmuch as we do not sell our products separately from this warranty coverage, and we rarely sell our products on a standalone basis, we are unable to establish VSOE for our products. Accordingly, we utilize the residual method as prescribed by SOP 97-2 to allocate revenue to each of the elements in an arrangement. Under the residual method, we allocate the total fee in an arrangement first to the undelivered elements (i.e., typically professional services and warranty offerings) based on the VSOE of those elements and the remaining, or "residual," portion of the fee to the delivered elements (i.e., typically the product or products).

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

If evidence of fair value cannot be established for the undelivered elements of an arrangement, we defer revenue until the earlier of: (i) delivery; or (ii) fair value of the undelivered element exists, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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

  The fee is fixed and determinable. We assess whether fees are fixed and determinable at the time of sale. Our standard payment terms may vary based on the country in which the arrangement is executed and the credit standing of the individual customer, among other factors. We generally consider payments that are due within six months of shipment or acceptance to be fixed or determinable based upon our successful collection history on such arrangements. We evaluate payment terms in excess of six months but less than one year on a case by case basis as to whether the fee is fixed or determinable. In addition, we only consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

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

While many of our arrangements do not include customer acceptance provisions, certain arrangements include acceptance provisions, which are based on our published specifications. Revenue is recognized upon shipment, assuming all other revenue recognition criteria are met, provided that we have previously demonstrated that the product meets the specified criteria and we have an established history with similar transactions. If an arrangement includes acceptance provisions that are short-term in nature, we provide for a sales return allowance in accordance with Financial Accounting Standards Board Statement No. 48 "Revenue Recognition when Right of Return Exists." In the event we cannot reasonably estimate the incidence of returns, we defer revenue until the earlier that such estimate can reasonably be made or receipt of written customer acceptance or expiration of the acceptance period. If the acceptance provisions are long term in nature or the acceptance is based upon customer specified criteria for which we cannot reliably demonstrate that the delivered product meets all the specified criteria, revenue is deferred until the earlier of receipt of written customer acceptance or the expiration of the acceptance period.

Our arrangements may include penalty provisions. If an arrangement includes penalty provisions (e.g., for late delivery or installation of the product), we defer the portion of the arrangement subject to forfeiture under the penalty provision of the arrangement until the earlier of: (i) a determination that the penalty was not incurred; (ii) the customer waives its rights to the penalty; or (iii) the customer's right to assess the penalty lapses.

Warranty/Maintenance Revenue

Our arrangements typically provide for one year of warranty coverage (the "Standard Warranty") ending the sooner of one year after installation or 15 months after shipment. We typically provide our Standard Warranty coverage at no additional charge to our customer. We allocate a portion of the arrangement fee to the Standard Warranty based on the VSOE of its fair value. The related revenue is deferred and recognized ratably over the term of the Standard Warranty based on the number of days of warranty coverage during each period. Our customers can extend their warranty coverage outside the term of the Standard Warranty through our Customer Extended Warranty Service ("CEWS") and TekelecCare offerings. Renewal rates for CEWS are typically established based upon a specified percentage of net product fees as set forth in the arrangement.

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

Provision for Doubtful Accounts

We initially record our provision for doubtful accounts based on our historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the allowance for doubtful accounts, management considers, among other factors, (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable (e.g., product, professional services, maintenance, etc.); (iv) our historical provision for doubtful accounts, which has ranged up to 1% of total revenues per year during the last three years; (v) our historical write-offs and recoveries; (vi) the credit-worthiness of each customer; (vii) the economic conditions within the telecommunications industry; and (viii) general economic conditions. In cases where we are aware of circumstances that may impair a specific customer's ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected.

Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required.

Inventories

Our inventory balance was $49.5 million and $47.5 million as of December 31, 2006 and 2005, respectively. Inventory levels are based on projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories.

On an ongoing basis inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. Any adjustment to our inventory as a result of an estimated obsolescence or net realizable condition is reflected as a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Our provision for inventory obsolescence was approximately $10.1 million, $12.1 million and $4.7 million for 2006, 2005 and 2004, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross margin could be adversely affected. If actual market conditions are less favorable than our forecasts, additional inventory write downs may be required. Our estimates could be influenced by sudden decline in demand due to economic downturn, rapid product improvements, technological changes and changes in customer requirements.

Investments

Marketable securities are classified as available-for-sale securities and are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders' equity net of tax. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of its investments on a quarterly basis. This review may include an evaluation of historical and projected financial performance of the investee, expected cash needs of the investee, recent funding events of the investee, general market conditions, industry and sector performance, and changes in technology, among other factors. We also consider the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment. Other-than-temporary impairments are recognized in earnings if (i) the market value of the investment is below its current carrying value for an extended period, which we generally define as nine to twelve months; (ii) the issuer has experienced significant financial declines; or (iii) the issuer has experienced difficulties in raising capital to continue operations, among other factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. To date, we have had no such other-than-temporary declines below cost basis.

Intangible Assets and Goodwill

We account for our purchases of acquired companies in accordance with SFAS No. 141 "Business Combinations" ("SFAS 141") and account for the related acquired intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill.

Certain intangible assets, such as "acquired technology," are amortized to expense over time, while IPR&D, if any, is recorded as an expense at the acquisition date.

The majority of the entities acquired by us do not have significant tangible assets and, as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to IPR&D, and potential impairment charges related to goodwill or intangibles. As of December 31, 2006, we had an aggregate of approximately $65.2 million reflected on the accompanying consolidated balance sheet related to goodwill and intangible assets. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Specifically, the amounts and useful lives assigned to identifiable intangible assets impact future amortization and the amounts assigned to IPR&D are expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

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

Impairment of Long-Lived Assets

We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. As of December 31, 2006, we have determined that we have four reporting units, consisting of (i) our NSG business unit, (ii) our CSSG business unit (iii) Santera and VocalData, a component of our SSG reporting segment, and (iv) Taqua, also a component of our SSG reporting segment. Goodwill is tested for impairment annually on October 1 in a two-step process. First, we determine if the carrying amount of our Reporting Units exceeds their "fair value," If we determine that goodwill may be impaired, we compare the "implied fair value" of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.

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

As discussed further in Note 10 to our Consolidated Financial Statements, in the third quarter of 2006, we determined that certain intangible assets and the goodwill associated with our reporting unit consisting of our Santera and VocalData product lines were impaired. Accordingly, we recognized an aggregate impairment charge of $100.6 million, consisting of a $75.0 million charge associated with the goodwill and $25.6 million associated with the "acquired technology" intangible asset. In the fourth quarter of 2005 we determined that certain intangible assets and the goodwill associated with our Taqua reporting unit were impaired. Accordingly, we recognized an aggregate impairment charge of $49.9 million, consisting of a $27.2 million charge associated with the goodwill and $22.7 million associated with the "acquired technology" intangible asset.

As of December 31, 2006, the net carrying values of our goodwill and intangible assets (i.e., the primary asset categories in which we have experienced impairment charges in the past) were $40.9 million and $24.4 million, respectively. While we do not currently believe any of our long-lived assets are impaired, if a change in circumstances were to occur requiring an assessment of impairment, then we would be required to evaluate whether the future cash flows related to the asset will be greater than its carrying value at the time of the impairment test. While our cash flow assumptions are consistent with the plans and estimates we are using to manage our operations, there is significant judgment in determining the cash flows attributable to our intangible assets over their respective estimated useful lives. If such an evaluation resulted in an impairment of any of our long-lived assets, such impairment would be recorded in the period we make the impairment determination.

Product Warranty Costs

Our sales arrangements with our customers typically provide for 12 to 15 months of warranty coverage (the "Standard Warranty") ending the sooner of one year from installation or 15 months after shipment. Our customers can extend their warranty coverage outside the term of the Standard Warranty through our Customer Extended Warranty Service ("CEWS") offerings. As discussed further above under the section entitled "revenue recognition," we account for our Standard Warranty and CEWS offerings as separate elements of an arrangement, with the fair value of these elements recognized as revenue ratably over the service period. Accordingly, we expense all costs associated with these elements as incurred.

For purposes of determining when the cost of our warranty offerings has been "incurred," we follow the guidance of FTB 90-1 "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts" ("FTB 90-1"). Under FTB 90-1, costs must be recognized as "incurred" when a warranty event occurs, which may precede the expenditures to satisfy the warranty claim. While we generally expense all costs as the expenditure is made, we accrue the costs expected to be incurred with a specific product defect, which is generally a defect that is classified as a Class A defect. A Class A defect is a designation that obligates us to correct a pervasive defect in one of our products. In the case of a Class A defect or specific known product defect that we have committed to remedy, we accrue the expected costs to be incurred at the time we determine that its probable that we have an obligation to repair the product defect and the expected expenditures are estimable. All warranty related expenses are reflected within cost of sales in the accompanying consolidated statements of operations.

Prior to 2005, we historically had few Class A designated warranty events and accordingly have generally expensed the cost of our warranty obligations as incurred. In 2005, we had three Class A designated events or other events that obligated us to satisfy specific warranty obligations. Accordingly, we established a warranty reserve within accrued liabilities in the accompanying consolidated balance sheet for these events of approximately $9.3 million as of December 31, 2005. In 2006, we incurred additional provisions related to Class A warranty events totaling approximately $4.1 million, consisting of i) revisions of estimates relating to previous Class A events of approximately $1.1 million and ii) provisions for Class A warranty events that arose in 2006 of approximately $3.0 million. Our warranty reserve is based on our estimates of the associated material costs, technical support labor costs, and associated overhead. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Further, if we continue to experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

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

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") and Staff Accounting Bulletin No. 107, "Share-Based Payment," which require recognition of compensation expense for all share-based payments made to employees based on estimated fair values. SFAS 123R requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The valuation provisions of SFAS 123R apply to new grants and grants modified after the adoption date that were outstanding as of the effective date. Compensation expense for grants outstanding as of the adoption date is recognized over the remaining service period based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123R also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption. Total cash flows remain unchanged from those reported under previous accounting rules.

SFAS 123R supersedes our previous accounting under SFAS 123 and Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), under which we used the intrinsic value method to account for our employee stock options and employee stock purchase plan. Under the intrinsic value method, no stock-based compensation expense had generally been recognized related to employee stock option grants, because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

We have historically used stock options as the key component of our employee stock-based compensation program. Prior to 2006, virtually all of our employees were eligible to receive and were granted stock options. Our adoption of SFAS 123R and related regulations made it significantly more expensive for us to continue to grant stock based compensation awards in accordance with our prior strategy. As a result, we have revised our equity compensation policies to emphasize the use of restricted stock units and stock appreciation rights as opposed to stock options, as well as limited awards of stock based compensation, such that grants are only made to employees at or above the manager level.

We adopted SFAS 123R using the modified prospective transition method. In accordance with the modified prospective method, our Consolidated Financial Statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. For awards that have graded-vesting features and service conditions only, we elected the straight line single-option method of attributing the value of stock-based compensation expense to reporting periods. The adoption of SFAS 123R primarily resulted in a change in the Company's method of measuring and recognizing stock-based compensation expense, and had a material impact on our consolidated financial position. Stock-based compensation expense related to continuing operations recognized under SFAS 123R for the year ended December 31, 2006 was approximately $34.7 million. For the years ended December 31, 2005 and 2004, stock-based compensation expense recognized under the intrinsic value method in accordance with APB 25 was $3.4 million and $2.1 million, respectively. See Note 14 to our Consolidated Financial Statements for additional information regarding the stock-based compensation expense.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Contingent Liabilities

We have a number of unresolved regulatory, legal and tax matters, as discussed further in Note 9 and Note 13 to our Consolidated Financial Statements.  We provide for contingent liabilities in accordance with SFAS No. 5 "Accounting for Contingencies" ("SFAS 5"). In accordance with SFAS 5, a loss contingency is charged to income when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred. In cases where our insurance carrier has agreed to reimburse us for legal costs, including any accrued losses, we record a receivable in our consolidated financial statements for any such amounts, which are included in prepaid expenses and other current assets.

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

Restructuring and Related Expenses

We account for restructuring and related expenses in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") and Staff Accounting Bulletin No. 100 "Restructuring and Impairment Charges." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS 146 also requires that (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (iv) all other costs related to an exit or disposal activity be expensed as incurred. We account for severance costs in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The severance benefits provided as part of restructurings are part of an ongoing benefit arrangement, and accordingly, we have accrued a liability for expected severance costs. Restructuring liabilities are included in accrued expenses and accrued payroll and the related costs are reflected as operating expenses in the accompanying financial statements.

During 2006, 2005 and 2004, we incurred restructuring costs of $7.2 million, $7.7 million and $1.7 million, respectively, as described further in Note 4 to the accompanying Consolidated Financial Statements (collectively, the "Restructurings"). Inherent in the estimation of the costs related to the Restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the Restructurings, we had to make significant estimates related to the expenses associated with the Restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our Restructurings' obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management's most current estimates.

Income Taxes

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

As a result of the acquisition of the remaining interest in Santera on October 3, 2005 (as discussed in Note 3 to the accompanying Consolidated Financial Statements), the ownership threshold provided under income tax regulations for inclusion of Santera in our consolidated federal income tax return has been met. We have removed the valuation allowance on Santera's net deferred tax assets because we believe it is more likely than not that these assets will be realized in future consolidated federal income tax returns of Tekelec. The elimination of this valuation allowance was recorded through purchase price accounting as an adjustment to goodwill. Realization of the remaining net deferred tax assets is dependent on the amount of our income in carryback years and on our generating sufficient taxable income in the future. Should it be determined that we would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

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

As discussed in Note 9 to the accompanying Consolidated Financial Statements, our U.S. Federal income tax returns for the 2002 and 2004 tax years have been selected for audit by the IRS. While the final resolution of the IRS's examination is uncertain, we believe that we have made adequate provisions in the accompanying Consolidated Financial Statements for any adjustments that the IRS may propose with respect to our U.S. Federal income tax returns. The final determination of our tax obligations may exceed the amounts provided for by us in the accompanying Consolidated Financial Statements. We will continually review our estimates related to our income tax obligations, including potential assessments from the IRS of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our effective tax rate, income tax provision and net income.

Recent Accounting Pronouncements

Accounting Changes

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board No. 20 "Accounting Changes" ("APB 20") and Statement of Financial Accounting Standards No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting for Uncertain Tax Positions

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the derecognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact on our financial statements of adopting FIN 48.

Fair Value Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact on our financial statements of adopting SFAS 157.

Materiality

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff of the Securities and Exchange Commission (the "Staff") believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on a company's current year Consolidated Financial Statements. The Staff prescribes two approaches to assessing the materiality of misstatements: the "rollover" approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the "iron curtain approach," which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require a company to amend previously filed reports, and such corrections may be made the next time the company files its prior year statements. We do not have any adjustments resulting from the application of SAB 108, which is effective for the first fiscal year ending after November 15, 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See the section entitled "Financial and Market Risks" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part I of this Annual Report.

Item 8. Financial Statements and Supplementary Data.

See our Consolidated Financial Statements included herein and listed in Item 15(a) of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on our management's evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles ("GAAP"). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Certain information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders to be held on May 18, 2007, entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the SEC. Our Proxy Statement will be filed within 120 days after the date of our fiscal year-end which was December 31, 2006.

Tekelec has adopted the Tekelec Code of Business Conduct and Ethics, which every Tekelec employee is expected to observe. The Company has also adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers which supplements the Code of Business Conduct and Ethics and sets forth certain fundamental principals and key policies and procedures that govern the conduct of the Chief Executive Officer, Chief Financial Officer and certain other designated senior financial officers.

The Tekelec Code of Business Conduct and Ethics is publicly available on Tekelec's website under "Governance" at the following URL: http://www.tekelec.com/about/gov_code.asp. The Company's Code of Ethics for Chief Executive Officer and Senior Financial Officers is included in this Annual Report on Form 10-K as Exhibit 14.1 hereto.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders to be held on May 18, 2007, entitled "Compensation Discussion and Analysis," "Executive Compensation and Other Information," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report," to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the section of our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders to be held on May 18, 2007, entitled "Common Stock Ownership of Principal Shareholders and Management," to be filed with the SEC.

The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 18, 2007, entitled "Executive Compensation and Other Information — Equity Compensation Plan Information," to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the section of our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders to be held on May 18, 2007, entitled "Certain Relationships and Related Transactions," to be filed with the SEC.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section of our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders to be held on May 18, 2007, entitled "Principal Accountant Fees and Services," to be filed with the SEC.

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

3.1	Amended and Restated Articles of Incorporation(3)

3.2	Amended and Restated Bylaws(4)

4.1	Rights Agreement dated as of August 25, 1997 between the Registrant and U.S. Stock Transfer Corporation as Rights Agent(5)

4.2	Indenture dated as of June 17, 2003 between Registrant and Deutsche Bank Trust Company Americas, including form of Registrant's 2.25% Senior Subordinated Convertible Notes due 2008(6)

10.1	Amended and Restated Non-Employee Director Equity Incentive Plan(7)(8), as amended by Amendment No. 1 thereto dated February 21, 1996(8)(9)

10.2	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers(2)(8)

10.3	Amended and Restated 1994 Stock Option Plan, including form of stock option agreement(8)(10), as amended by Amendment No. 1 thereto dated May 8, 2003(6)(8)

10.4

Lease Agreement dated as of February 8, 1988 between the Registrant and State Street Bank and Trust Company of California, N.A., not individually, but solely as an Ancillary Trustee for State Street Bank and Trust Company, a Massachusetts banking corporation, not individually, but solely as Trustee for the AT&T Master Pension Trust, covering our principal facilities in Calabasas, California(11), together with Fourth Amendment thereto effective as of May 24, 2005, between the Registrant and Arden Realty Limited Partnership, as successor to original landlord(12)

10.5	Officer Severance Plan, including form of Employment Separation Agreement(13), as amended March 8, 1999(14) and February 4, 2000(8)(15)

10.6

Lease Agreement dated as of November 6, 1998 between the Registrant and Weeks Realty, L.P., covering certain of the Registrant's facilities in Morrisville, North Carolina(14), as amended by First Amendment thereto dated May 27, 1999, Second Amendment thereto dated October 1, 1999, Third Amendment thereto dated November 30, 1999, and Fourth Amendment thereto dated July 19, 2000(16)

10.7	Lease Agreement dated as of July 19, 2000 between the Registrant and Duke Construction Limited Partnership covering certain of our facilities in Morrisville, North Carolina(16)

10.8	Amended and Restated Non-Employee Director Stock Option Plan, including form of stock option agreement(8)(17)

10.9	Amended and Restated 2003 Stock Option Plan(8)(17)

10.10

Credit Agreement dated December 15, 2004 between the Registrant and Wells Fargo Bank, National Association(19), as amended by First Amendment thereto dated December 15, 2005(23), letter agreement dated March 16, 2006(23), letter agreement dated May 25, 2006(23) and Second Amendment thereto dated December 15, 2006, together with Revolving Line of Credit Note dated as of December 15, 2006 made by the Company in favor of the Bank(31)

10.11

Employment Offer Letter Agreement dated April 7, 2005 between the Registrant and William Everett, together with employment offer letter agreement effective as of October 14, 2004 between the Registrant and Mr. Everett(8)(20)

10.12	Amended and Restated 2005 Employee Stock Purchase Plan(8)(25)

10.13	Summary of Compensation for the Registrant's Named Executive Officers(2)(8)

10.14	Summary of Compensation for the Non-Employee Members of the Registrant's Board of Directors and its Committees(2)(8)

10.15	2005 Executive Officer Bonus Plan(8)(21)

10.16	Employment Separation Agreement effective as of October 26, 2005 between the Company and Frederick M. Lax(8)(22)

10.17	Employment Offer Letter Agreement effective January 18, 2006 between the Company and Franco Plastina(8)(24)

10.18

Stock Purchase Agreement dated as of April 27, 2006 between the Company and NICE-Systems Ltd. (schedules are omitted from this agreement, and the Company agrees to furnish supplementary a copy of any such schedule to the Commission upon request(25)

10.19	Employment Separation Agreement dated as of June 22, 2006 between the Company and Lori Craven(8)(26)

10.20	Amendment to Separation Agreement effective as of March 31, 2006 between the Company and Fred Lax(8)(27)

10.21	Tekelec Amended and Restated 2004 Equity Incentive Plan for New Employees(8)(28)

10.22	Agreement effective October 26, 2006 between the Company and Ronald W. Buckly(8)(29)

10.23	Tekelec 2006 Officer Bonus Plan(8)(30)

10.24	Agreement effective November 30, 2006 between the Company and Jay F. Whitehurst(8)(32)

14.1	Code of Ethics for Chief Executive and Senior Financial Officers(18)

21.1	Subsidiaries of the Registrant(32)

23.1	Consent of PricewaterhouseCoopers LLP(32)

31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(32)

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(32)

32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(32)

32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(32)

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) filed with the Commission on May 7, 2003.

(2)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2005.

(3)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1998.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on November 28, 2006 (File No. 0-15135)

(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 1997.

(6)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2003

(7)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration Statement No. 33-82124) filed with the Commission on July 28, 1994.

(8)	Constitutes a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(9)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-05933) filed with the Commission on June 13, 1996.

(10)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2002.

(11)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1988.

(12)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated May 31, 2005, as filed with the Commission on June 1, 2005.

(13)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1993.

(14)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1998.

(15)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1999.

(16)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2000.

(17)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2004.

(18)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2003.

(19)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2004.

(20)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated April 7, 2005, as filed with the Commission on April 13, 2005.

(21)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 2005.

(22)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated October 26, 2005, as filed with the Commission on October 27, 2005.

(23)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2005.

(24)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated January 18, 2006, as filed with the Commission on January 24, 2006.

(25)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated April 27, 2006, as filed with the Commission on May 3, 2006.

(26)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated June 21, 2006, as filed with the Commission on June 26, 2006.

(27)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 2006.

(28)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration Statement No. 333-108821) filed with the Commission on August 18, 2006.

(29)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated October 26, 2006, as filed with the Commission on November 1, 2006.

(30)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 2006.

(31)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated December 15, 2006, as filed with the Commission on December 21, 2006.

(32)	Filed herewith.

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

Dated: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK A. FLOYD Mark A. Floyd	Chairman of the Board and Director	February 27, 2007

/s/ FRANCO PLASTINA Franco Plastina	President and Chief Executive Officer and Director	February 27, 2007

/s/ ____________________ Robert V. Adams	Director

/s/ DANIEL L. BRENNER Daniel L. Brenner	Director	February 27, 2007

/s/ MARTIN A. KAPLAN Martin A. Kaplan	Director	February 27, 2007

/s/ JON F. RAGER Jon F. Rager	Director	February 27, 2007

/s/ MICHAEL P. RESSNER Michael P. Ressner	Director	February 27, 2007

/s/ WILLIAM H. EVERETT William H. Everett	Senior Vice President and Chief Financial Officer	February 27, 2007

/s/ GREGORY S. RUSH Gregory S. Rush	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tekelec:

We have completed integrated audits of Tekelec's consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Tekelec and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting as of December 31, 2006 appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 27, 2007

TEKELEC

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2006	2005	2004
	(Thousands, except per share data)
Revenues	$553,647	$486,505	$326,909

Costs of sales:

Cost of goods sold	256,789	210,584	125,175
Amortization of purchased technology	4,219	5,819	5,991
Impairment of purchased technology	25,615	22,660	-
Total cost of sales	286,623	239,063	131,166
Gross profit	267,024	247,442	195,743

Operating expenses:
Research and development	148,443	119,234	93,705
Sales and marketing	92,961	83,775	62,574
General and administrative	74,719	64,366	45,804
Acquired in-process research and development	2,100	3,573	14,200
Restructuring and other	7,173	7,735	1,666
Amortization of intangible assets	1,938	2,887	2,153
Impairment of goodwill	75,000	27,245	-
Total operating expenses	402,334	308,815	220,102
Loss from operations	(135,310)	(61,373)	(24,359)

Other income (expense), net:
Interest income	10,936	6,157	4,680
Interest expense	(3,813)	(4,069)	(4,516)
Gain on sale of Catapult Stock	-	-	2,186
Gain on sale of investment in privately held company	1,794	-	7,877
Gain on warrants in privately held company	1,275	-	20,321
Loss on sale of investments	-	(1,346)	-
Other, net	24	(1,237)	263
Total other income (expense), net	10,216	(495)	30,811
Income (loss) from continuing operations before provision for income taxes	(125,094)	(61,868)	6,452
Provision for (benefit from) income taxes	(21,941)	(6,752)	18,121
Loss from continuing operations before minority interest	(103,153)	(55,116)	(11,669)
Minority interest	-	10,248	21,765
Income (loss) from continuing operations	(103,153)	(44,868)	10,096
Income from discontinued operations, net of taxes	189,209	11,127	8,083
Net income (loss)	$86,056	$(33,741)	$18,179

Earnings (loss) per share from continuing operations:
Basic	$(1.53)	$(0.68)	$0.16
Diluted	(1.53)	(0.68)	0.15

Earnings per share from discontinued operations:
Basic	$2.81	$0.17	$0.13
Diluted	2.81	0.17	0.12

Earnings (loss) per share:
Basic	$1.28	$(0.51)	$0.29
Diluted	1.28	(0.51)	0.27

Weighted average number of shares outstanding:
Basic	67,340	66,001	63,131
Diluted	67,340	66,001	66,322

See notes to consolidated financial statements.

TEKELEC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	For the Years Ended December 31,
	2006	2005	2004
	(Thousands)
Net income (loss)	$86,056	$(33,741)	$18,179
Other comprehensive income (loss):
Foreign currency translation adjustments	319	(246)	(1)
Realized loss (gain) on available-for-sale securities, net of taxes,
previously recognized in other comprehensive income	-	894	(120)
Unrealized gain (loss) on available-for-sale securities, net of taxes	819	(2,057)	(352)
Comprehensive income (loss)	$87,194	$(35,150)	$17,706

See notes to consolidated financial statements.

TEKELEC

CONSOLIDATED BALANCE SHEETS
	December 31,
	2006	2005
	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,451	$52,069
Short-term investments, at fair value	379,045	174,260
Total cash, cash equivalents and short-term investments	424,496	226,329
Accounts receivable, net	162,622	115,789
Inventories	49,451	47,512
Income taxes receivable	14,698	-
Deferred income taxes	32,206	27,456
Deferred costs and prepaid commissions	65,187	78,190
Prepaid expenses and other current assets	29,134	15,298
Assets of discontinued operations	-	18,647
Total current assets	777,794	529,221
Property and equipment, net	53,273	40,474
Investments in privately-held companies	7,322	7,322
Deferred income taxes, net	62,103	68,585
Other assets	3,521	6,047
Goodwill	40,882	116,324
Intangible assets, net	24,362	57,214
Total assets	$969,257	$825,187

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$31,779	$32,347
Accrued expenses	62,306	47,960
Accrued payroll and related expenses	32,296	28,156
Short-term notes and current portion of notes payable	-	96
Current portion of deferred revenues	216,023	208,278
Liabilities of discontinued operations	-	23,279
Total current liabilities	342,404	340,116

Long-term convertible debt	125,000	125,000
Deferred income taxes	1,481	1,694
Long-term portion of deferred revenues	6,131	5,217
Total liabilities	475,016	472,027

Commitments and Contingencies (Note 13)

Shareholders' equity:
Common stock, without par value, 200,000,000 shares authorized; 68,728,986
and 66,838,310 shares issued and outstanding, respectively	322,620	274,413
Deferred stock-based compensation	-	(5,680)
Retained earnings	171,722	85,666
Accumulated other comprehensive income (loss)	(101)	(1,239)
Total shareholders' equity	494,241	353,160
Total liabilities and shareholders' equity	$969,257	$825,187

See notes to consolidated financial statements.

TEKELEC

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2006	2005	2004
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$86,056	$(33,741)	$18,179
Income from discontinued operations	(189,209)	(11,127)	(8,083)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on investments	(3,069)	1,375	(30,569)
Minority interest	-	(10,248)	(21,765)
Impairment of purchased technology	25,615	22,660	-
Impairment of goodwill	75,000	27,245	-
Provision for doubtful accounts and returns	3,582	2,946	820
Inventory write downs	10,054	12,071	4,680
Write-off of leasehold improvements and other assets	-	166	-
Depreciation	23,703	19,629	14,674
Amortization of intangibles	7,237	10,112	8,722
Amortization, other	3,026	5,946	1,633
Amortization of deferred financing costs	763	763	1,112
Acquired in-process research and development	2,100	3,573	14,200
Convertible debt and note payable accretion	-	-	279
Deferred income taxes	1,088	(17,537)	4,401
Stock-based compensation, net of forfeitures	35,706	3,377	2,143
Tax benefit related to stock options	-	1,383	9,750
Excess tax benefits from stock-based compensation	(1,991)	-	-
Changes in operating assets and liabilities (net of business disposal and acquisitions):
Accounts receivable	(49,583)	(17,719)	(41,000)
Inventories	(11,960)	(26,893)	(13,771)
Deferred costs	13,003	(31,984)	(18,688)
Prepaid expenses and other current assets	(7,309)	2,363	(1,409)
Trade accounts payable	(820)	(2,655)	20,550
Accrued expenses	5,861	31,280	(15,060)
Accrued payroll and related expenses	3,931	5,278	4,035
Deferred revenues	8,402	53,214	58,194
Income taxes payable / receivable	(13,091)	(593)	(5,629)
Net cash provided by operating activities - continuing operations	28,095	50,884	7,398
Net cash provided by (used in) operating activities - discontinued operations	(16,763)	15,476	13,594
Net cash provided by operating activities	11,332	66,360	20,992

Cash flows from investing activities:
Proceeds from sales and maturities of investments	861,490	417,767	498,209
Purchases of investments	(1,063,652)	(370,934)	(406,712)
Purchases of property and equipment	(36,471)	(29,911)	(18,055)
Cash paid for Taqua, net of cash acquired	-	-	(86,994)
Cash paid for VocalData, net of cash acquired	-	-	(13,222)
Cash paid for Steleus, net of cash acquired	-	-	(52,484)
Cash paid for iptelorg, net of cash acquired	-	(7,105)	-
Cash paid for minority interest in Santera	-	(75,750)	-
Proceeds from sale of Catapult stock	-	-	19,486
Proceeds from sale of warrants in privately held companies	-	-	17,877
Other non-operating assets	1,770	(4,186)	(2,540)
Net cash used in investing activities - continuing operations	(236,863)	(70,119)	(44,435)
Net cash provided by (used in) investing activities - discontinued operations	199,902	(327)	(223)
Net cash used in investing activities	(36,961)	(70,446)	(44,658)

TEKELEC

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
	For the Years Ended December 31,
	2006	2005	2004
	(Thousands)
Cash flows from financing activities:
Payments on notes payable	(96)	(3,243)	(8,894)
Proceeds from issuance of common stock	17,481	10,382	35,851
Excess tax benefits from stock-based compensation	1,991	-	-
Cash paid to settle stock options	(255)	-	-
Net cash provided by financing activities	19,121	7,139	26,957

Effect of exchange rate changes on cash	(110)	91	373
Net increase (decrease) in cash and cash equivalents	(6,618)	3,144	3,664
Cash and cash equivalents at beginning of the year	52,069	48,925	45,261
Cash and cash equivalents at end of the year	45,451	52,069	48,925
Cash and cash equivalents of discontinued operations at end of period	-	-	992
Cash and cash equivalents of continuing operations at end of period	$45,451	$52,069	$47,933

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,813	$3,195	$3,115
Income taxes	9,532	16,093	22,294

See notes to consolidated financial statements.

TEKELEC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock		Deferred		Accumulated Other	Total
	Number		Stock-Based	Retained	Comprehensive	Shareholders'
	of shares	Amount	Compensation	Earnings	Income (Loss)	Equity
	(Thousands)
Balance, December 31, 2003	61,650	$189,908	$-	$101,228	$643	$291,779
Exercise of stock options and warrants and
issuance of shares under employee stock
purchase plan	3,131	35,851	-	-	-	35,851
Deferred stock-based compensation on stock
options assumed in acquisitions and issuance
of restricted stock	-	6,244	(6,244)	-	-	-
Amortization of stock-based compensation,
net	-	286	1,764	-	-	2,050
Stock option tax benefits	-	9,750	-	-	-	9,750
Vested stock options assumed in the Taqua
acquisition	-	3,524	-	-	-	3,524
Stock options granted to Santera advisory
board	7	93	-	-	-	93
Shares issued related to VocalData
acquisition	780	13,000	-	-	-	13,000
Net unrealized loss on available-for-sale
securities, net of tax benefit	-	-	-	-	(472)	(472)
Translation adjustment	-	-	-	-	(1)	(1)
Net income	-	-	-	18,179	-	18,179
Balance, December 31, 2004	65,568	258,656	(4,480)	119,407	170	373,753
Exercise of stock options and issuance of
shares under employee stock purchase plan	961	10,382	-	-	-	10,382
Issuance of stock-based compensation, net	237	5,880	(5,880)	-	-	-
Issuance of common stock upon vesting of
restricted stock units	106	-	-	-	-	-
Common stock withheld upon vesting of
restricted stock units for payroll taxes	(34)	(585)	-	-	-	(585)
Amortization of stock-based compensation,
net	-	-	3,494	-	-	3,494
Stock option tax benefits	-	1,383	-	-	-	1,383
Forfeiture of unvested stock-based
compensation	-	(1,186)	1,186	-	-	-
Forfeiture of previously expensed stock-
based compensation	-	(117)	-	-	-	(117)
Net unrealized loss on available-for-sale
securities, net of tax benefit	-	-	-	-	(1,163)	(1,163)
Translation adjustment	-	-	-	-	(246)	(246)
Net loss	-	-	-	(33,741)	-	(33,741)
Balance, December 31, 2005	66,838	274,413	(5,680)	85,666	(1,239)	353,160
Adjustment to deferred compensation
upon adoptions of SFAS 123R	-	(5,680)	5,680	-	-	-
Exercise of stock options and issuance of shares
under employee stock purchase plan	1,877	17,481	-	-	-	17,481
Issuance of common stock upon vesting of
restricted stock units	56	-	-	-	-	-
Common stock withheld upon vesting of restricted
stock units for payroll taxes	(12)	(144)	-	-	-	(144)
Stock-based compensation expense, net	-	35,706	-	-	-	35,706
Cash paid to settle options	-	(255)	-	-	-	(255)
Stock option tax benefits	-	1,596	-	-	-	1,596
Retirement of VocalData Escrow Shares	(30)	(497)	-	-	-	(497)
Net unrealized gain on available-for-sale
securities, net of tax benefit	-	-	-	-	819	819
Translation adjustment	-	-	-	-	319	319
Net income	-	-	-	86,056	-	86,056
Balance, December 31, 2006	68,729	$322,620	$-	$171,722	$(101)	$494,241

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

We are organized into three major operating segments: the Network Signaling Group ("NSG"), the Switching Solutions Group ("SSG") and the Communications Software Solutions Group ("CSSG"). Our customers include telecommunications carriers and network service providers.

Principles of Consolidation

The consolidated financial statements include the accounts and operating results of Tekelec and our wholly owned subsidiaries. As discussed in Note 3, as a result of our acquisition of the shares of Santera capital stock owned by Santera's minority shareholders on October 3, 2005, Santera became a wholly owned subsidiary of Tekelec on that date. From the original acquisition of our majority interest in Santera on June 10, 2003 through October 3, 2005, the consolidated financial statements included the accounts and operating results of Santera, less that portion of income or loss allocated to the minority interest. All significant intercompany accounts and transactions have been eliminated.

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

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation ("SFAS 52"), one of our international operations uses the local currency as their functional currency while our remaining international operations use the U.S. dollar as their functional currency. For our international operations in which we consider the functional currency to be the local currency, the foreign currency is translated into our reporting currency, the U.S. dollar, using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from the translation of this foreign subsidiary financial statements are reported in accumulated other comprehensive income (loss). The foreign currency translation adjustment is not adjusted for income taxes since it relates to our indefinite term investment in non-U.S. subsidiaries. Gains or losses on foreign currency transactions are recognized in current operations.

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

Fair Value of Financial Instruments

The fair values of our cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their respective carrying amounts. While we have determined that it is impractical to ascertain the fair value of our investments in privately-held companies, we believe that the fair value of these investments is equal to or exceeds the carrying value as of December 31, 2006. Quoted market prices for our investments in privately-held companies are not available.

Based on the quoted market price of our convertible subordinated notes, the fair value of the convertible subordinated notes was approximately $126.4 million as of December 31, 2006. The fair value of our derivative financial instruments, principally foreign currency contracts utilized to offset foreign currency transaction gains and losses, was not significant as of December

31, 2006, as we entered into these contracts during the last day of our fiscal year.

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

Investments

Marketable securities are classified as available-for-sale securities and are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders' equity, net of tax. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. To date, we have had no such other-than-temporary declines below cost basis. We utilize specific identification in computing realized gains and losses on the sale of investments. Investments in marketable securities with maturities beyond one year may be classified as short term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

We also invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as long-term assets and are accounted for under the cost method since we do not have the ability to exercise significant influence over their operations. We monitor these investments for impairment and make appropriate reductions in carrying value if we determine that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies. There have been no identified events or changes in circumstances noted that may have a significant adverse effect on the fair value of our equity instruments of privately-held companies. There have been no impairments of investments in privately-held companies in 2006, 2005 or 2004. Realized gains and losses on our investments are reported in other income and expense.

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

During 2006, 2005, and 2004, sales to Cingular, including AT&T, accounted for 10%, 18% and 13%, respectively, of our revenue and included sales from our Network Signaling Group and Communications Software Solutions Group. During 2005, sales to Alcatel accounted for 19% of our revenues and included sales from our Switching Solutions Group. No other customer accounted for more than 10% of our revenue for any period presented. Because our customers are primarily in the telecommunications industry, our accounts receivable are concentrated within one industry and therefore are exposed to concentrations of credit risk within that industry.

We rely on sole providers for certain components of our products and rely on a limited number of contract manufacturers and suppliers to provide manufacturing services for our products. The inability of a contract manufacturer or supplier to fulfill our supply requirements could materially impact future operating results.

We have entered into agreements relating to our foreign currency contracts with large, multinational financial institutions. The amounts subject to credit risk arising from the possible inability of any such parties to meet the terms of their contracts are generally limited to the amounts, if any, by which such party's obligations exceed our obligations to that party.

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

Deferred Costs and Prepaid Commissions

For all customer sales arrangements in which we defer the recognition of revenue, we also defer the associated costs, such as the cost of the hardware, installation costs, and other direct costs associated with the revenue. As a component of these costs we defer any sales commission payments to our direct sales force. The commission payments, which are paid 50% upon order and 50% upon revenue recognition, are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under our sales arrangements. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue generated that they should be recorded as an asset and charged to expense over the same period that the revenue is recognized. Amortization of deferred commissions is included in sales and marketing expenses in the accompanying consolidated statements of operations. Costs are only deferred up to the fair value of the products or services being sold and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Intangible Assets and Goodwill

We account for our business combinations in accordance with SFAS No. 141 "Business Combinations" ("SFAS 141") and the related acquired intangible assets and goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 specifies the accounting for business combinations and the criteria for recognizing and reporting intangible assets apart from goodwill.

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

SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful lives. We are currently amortizing our acquired intangible assets with definite lives over periods ranging from one to ten years. SFAS 142 also requires that goodwill not be amortized but instead be tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events (see "Impairment of Long-Lived Assets" below). Please refer to Note 10 for a further discussion of our intangible assets and goodwill.

Impairment of Long-Lived Assets

We test goodwill for impairment in accordance with SFAS 142. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. We have determined that we have four reporting units, consisting of: (i) our NSG business unit; (ii) our CSSG business unit; (iii) a reporting unit consisting of our Santera and VocalData product lines; and (iv) our Taqua reporting unit. Together, the reporting unit consisting of our Santera and VocalData product lines and our Taqua reporting unit comprise our SSG business unit. Goodwill is tested for impairment annually on October 1st using a two-step process. First, we determine if the carrying amount of any of our reporting units exceeds its fair value (determined using the discounted cash flows or market multiples based on revenues), which would indicate a potential impairment of goodwill associated with that reporting unit. If we determine that a potential impairment of goodwill exists, we then compare the implied fair value of the goodwill associated with the respective reporting unit, to its carrying amount to determine if there is an impairment loss.

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If an impairment exists, the impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. Assumptions underlying future cash flow estimates are therefore subject to significant risks and uncertainties.

During the third quarter of 2006, we recognized non-cash impairment charges totaling $100.6 million relating to the goodwill and purchased technology within the reporting unit consisting of our Santera and VocalData product lines. During the fourth quarter of 2005, we recognized non-cash impairment charges totaling $49.9 million relating to the goodwill and purchased technology within our Taqua reporting unit. Please refer to Note 10 for a further discussion of these impairment charges.

Contingent Liabilities

We have a number of unresolved regulatory, legal and tax matters, as discussed further in Note 9 and Note 13.  We provide for contingent liabilities in accordance with SFAS No. 5 "Accounting for Contingencies" ("SFAS 5"). In accordance with SFAS 5, a loss contingency is charged to income when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred. In cases where our insurance carrier has agreed to reimburse us for legal costs, including any accrued losses, we record a receivable in our consolidated financial statements for any such amounts, which are included in prepaid expenses and other current assets.

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

Product Warranty Costs

Our sales arrangements with our customers typically provide for 12 to 15 months of warranty coverage (the "Standard Warranty") ending the sooner of one year from installation or 14 to 15 months after shipment. Our customers can extend their warranty coverage outside the term of the Standard Warranty through our Customer Extended Warranty Service ("CEWS") offerings. As discussed further below under revenue recognition, we account for our Standard Warranty and CEWS offerings as separate elements of an arrangement, with the fair value of these elements recognized as revenue ratably over the service period. Accordingly, we expense all costs associated with these elements as incurred.

For purposes of determining when the cost of our warranty offerings has been "incurred," we follow the guidance of FTB 90-1 "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts" ("FTB 90-1"). Under FTB 90-1, costs must be recognized as "incurred" when a warranty event occurs, which may precede the expenditures to satisfy the warranty claim. While we generally expense all costs as the expenditure is made, we accrue the costs expected to be incurred with a specific product defect, which is generally a defect that is classified as a Class A defect. A Class A defect is a designation that obligates us to correct a pervasive defect in one of our products. In the case of a Class A defect or specific known product defect that we have committed to remedy, we accrue the expected costs to be incurred at the time we determine that it is probable that we have an obligation to repair a product defect and the expected expenditures are estimable. All warranty related expenses are reflected within cost of sales in the accompanying consolidated statements of operations.

Prior to 2005, we historically had few Class A designated warranty events and accordingly have generally expensed the cost of our warranty obligations as incurred. In 2005, we had three Class A designated events or other events that obligated us to satisfy specific warranty obligations. Accordingly, we established a warranty reserve within accrued liabilities in the accompanying consolidated balance sheet for these events of approximately $9.3 million as of December 31, 2005. In 2006, we incurred additional provisions related to Class A warranty events totaling approximately $4.1 million, consisting of i) revisions of estimates relating to previous Class A events of approximately $1.1 million and ii) provisions for Class A warranty events that arose in 2006 of approximately $3.0 million. Our warranty reserve is based on our estimates of the associated material costs, technical support labor costs, and associated overhead. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Further, if we continue to experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

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

An analysis of changes in the liability for product warranty costs is as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Balance at beginning of period	$9,269	$-	$-
Current year provision	4,059	9,269	457
Expenditures	(8,159)	-	(457)
Balance at end of period	$5,169	$9,269	$-

Derivative Instruments and Hedging Activities

We operate internationally and thus are exposed to potential adverse changes in currency exchange rates. We use derivative instruments (foreign exchange contracts) to reduce our exposure to foreign currency rate changes on receivables denominated in a foreign currency. The objective of these contracts is to reduce or eliminate, and efficiently manage, the economic impact of currency exchange rate movements on our operating results as effectively as possible. These contracts require us to exchange currencies at rates agreed upon at the contract's inception. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange contracts.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. We do not designate our derivative instruments as accounting hedges as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and, accordingly, we adjust these instruments to fair value through operations (i.e., included in "other income"). We do not hold or issue financial instruments for speculative or trading purposes. Please refer to Note 8 for a further discussion of our derivative instruments and hedging activities.

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

As the software component of all of our product offerings is generally deemed to be more than incidental to the products being provided, we recognize revenue in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" as amended by SOP 98-9, "Software Revenue Recognition with Respect to Certain Arrangements" (collectively, "SOP 97-2").

When total cost estimates exceed revenues, we accrue for the estimated losses immediately using the estimated cost of the remaining equipment to be delivered and an average fully burdened daily rate applicable to the consulting personnel delivering the services. As a result of applying these judgments, in 2006 and 2005, we recognized approximately $3.4 million and $9.9 million, respectively, in estimated losses on existing contracts with our customers.

The following is a summary of the key areas where we exercise judgment and use estimates in connection with the determination of the amount of revenue to be recognized in each accounting period:

Determining Separate Elements and Allocating Value to Those Elements

For arrangements that involve multiple elements, the entire fee from the arrangement must be allocated to each of the elements based on the individual element's fair value. Each arrangement requires careful analysis to ensure that all of the individual elements in the arrangement have been identified, along with the fair value of each element. Under SOP 97-2, the determination of fair value must be based on vendor specific objective evidence of the fair value ("VSOE"), which is limited to the price of that element when sold separately.

Sales of our products always include a year of warranty coverage, which we have determined contains post-contract customer support ("PCS") elements as defined by SOP 97-2. Inasmuch as we do not sell our products separately from this warranty coverage, and we rarely sell our products on a standalone basis, we are unable to establish VSOE for our products. Accordingly, we utilize the residual method as prescribed by SOP 97-2 to allocate revenue to each of the elements in an arrangement. Under the residual method, we allocate the total fee in an arrangement first to the undelivered elements (i.e., typically professional services and warranty offerings) based on the VSOE of those elements and the remaining, or "residual," portion of the fee to the delivered elements (i.e., typically the product or products).

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

  The fee is fixed and determinable. We assess whether fees are fixed and determinable at the time of sale. Our standard payment terms may vary based on the country in which the arrangement is executed and the credit standing of the individual customer, among other factors. We generally consider payments that are due within six months of shipment or acceptance to be fixed or determinable based upon our successful collection history on such arrangements. We evaluate payment terms in excess of six months but less than one year on a case by case basis as to whether the fee is fixed or determinable. In addition, we only consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

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

While many of our arrangements do not include customer acceptance provisions, certain arrangements do include acceptance provisions, which are based on our published specifications. Revenue is recognized upon shipment, assuming all other revenue recognition criteria are met, provided that we have previously demonstrated that the product meets the specified criteria and we have an established history with similar transactions. If an arrangement includes acceptance provisions that are short term in nature, we provide for a sales return allowance in accordance with SFAS No. 48 "Revenue Recognition when Right of Return Exists." In the event we cannot reasonably estimate the incidence of returns, we defer revenue until the earlier that such estimate can reasonably be made or receipt of written customer acceptance or expiration of the acceptance period. If the acceptance provisions are long term in nature or the acceptance is based upon customer specified criteria for which we cannot reliably demonstrate that the delivered product meets all the specified criteria, revenue is deferred until the earlier of the receipt of written customer acceptance or the expiration of the acceptance period.

Our arrangements may include penalty provisions. If an arrangement includes penalty provisions (e.g., for late delivery or installation of the product), we defer the portion of the arrangement subject to forfeiture under the penalty provision of the arrangement until the earlier of (i) a determination that the penalty was not incurred, (ii) the customer waives its rights to the penalty, or (iii) the customer's right to assess the penalty lapses.

Warranty/Maintenance Revenue

Our arrangements typically provide for one year of warranty coverage (the "Standard Warranty") ending the sooner of one year after installation or 14 to 15 months after shipment. We typically provide our Standard Warranty coverage at no additional charge to our customer. We allocate a portion of the arrangement fee to the Standard Warranty based on the VSOE of its fair value. The related revenue is deferred and recognized ratably over the term of the Standard Warranty based on the number of days of warranty coverage during each period. Our customers can extend their warranty coverage outside the term of the Standard Warranty through our Customer Extended Warranty Service ("CEWS") offerings. Renewal rates for CEWS are typically established based upon a specified percentage of net product fees as set forth in the arrangement.

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

Cost of Sales

Cost of sales consists primarily of materials, labor and overhead costs incurred internally and paid to contract manufacturers to produce our products, personnel and other implementation costs incurred to install our products and train customer personnel and customer service and third party original equipment manufacturer costs to provide continuing support to our customers. Also included in cost of sales is the amortization of purchased technology intangible assets.

Shipping and Handling Costs

Shipping and handling costs are included as a component of costs of sales in the accompanying consolidated statements of operations because we include in revenues the related costs that we bill our customers.

Advertising

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in selling, general and administrative expenses and amounted to approximately $1.8 million, $1.9 million, and $1.3 million for 2006, 2005, and 2004 respectively.

Provision for Doubtful Accounts

We initially record our provision for doubtful accounts based on our historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts.

Lease Obligations

We recognize lease obligations with fixed escalations of rental payments on a straight-line basis in accordance with Financial Accounting Standards Board Technical Bulletin 85-3 "Accounting for Operating Leases with Scheduled Rent Increases" ("FTB 85-3"). Accordingly, the total amount of base rentals over the term of the Company's leases is charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability.

Income Taxes

We use the asset and liability method of accounting for income taxes provided under SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances are established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Presentation of Taxes Collected from Customers and Remitted to Governmental Authorities

We present taxes (e.g., sales tax) collected from customers and remitted to governmental authorities on a net basis (i.e., excluded from revenues).

Stock-Based Compensation

On January 1, 2006 we adopted Statement of Financial Accounting Standards No 123 (revised 2004), "Share-Based Payment," ("SFAS 123R") and Staff Accounting Bulletin No. 107, "Share-Based Payment," which require recognition of compensation expense for all share-based payments made to employees based on estimated fair values. SFAS 123R requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The valuation provisions of SFAS 123R apply to new grants and grants modified after the adoption date that were outstanding as of the effective date. Compensation expense for grants outstanding as of the adoption date is recognized over the remaining service period based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123R also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption. Total cash flows remain unchanged from those reported under previous accounting rules.

SFAS 123R supersedes our previous accounting under SFAS 123 and Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), under which we used the intrinsic value method to account for our employee stock options and employee stock purchase plan. Under the intrinsic value method, no stock-based compensation expense had generally been recognized related to employee stock option grants, because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

We adopted SFAS 123R using the modified prospective transition method. In accordance with the modified prospective method, our Consolidated Financial Statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. For awards that have graded-vesting features and service conditions only, we elected the straight line single-option method of attributing the value of stock-based compensation expense to reporting periods. The adoption of SFAS 123R primarily resulted in a change in the Company's method of measuring and recognizing stock-based compensation expense, and had a material impact on our consolidated financial position. Stock-based compensation expense related to continuing operations recognized under SFAS 123R for the year ended December 31, 2006 was approximately $34.7 million. For the years ended December 31, 2005 and 2004, stock-based compensation expense recognized under the intrinsic value method in accordance with APB 25 was $3.4 million and $2.1 million, respectively. See Note 14 to the Consolidated Financial Statements for additional information regarding the stock-based compensation expense.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Earnings Per Share

We determine earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the years ended December 31, 2006 and 2005, the diluted earnings per share amounts equal the basic earnings per share amounts because we had losses from continuing operations in both 2006 and 2005 and as such, the impact of the assumed exercise of stock options, unvested restricted stock and contingently issuable shares would have been anti-dilutive.

Restructuring and Related Expenses

We account for restructuring and related expenses in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS 146 also requires that (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (iv) all other costs related to an exit or disposal activity be expensed as incurred. We account for severance costs in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The severance benefits provided as part of restructurings are part of an ongoing benefit arrangement, and accordingly, we have accrued a liability for expected severance costs. Restructuring liabilities are included in accrued expenses and the related costs are reflected as operating expenses in the accompanying financial statements.

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

Segment Information

We disclose information concerning our operating segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the "management approach." Our financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We currently have three reportable segments: Network Signaling Group; Switching Solutions Group and Communications Software Solutions Group. During 2004, certain network signaling products, including our Sentinel product line, were combined with Steleus products and resources to become our Communications Software Solutions Group.

Recent Accounting Pronouncements

Accounting Changes

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" ("APB 20") and Statement of Financial Accounting Standards No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to the financial statements of prior periods of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting for Uncertain Tax Positions

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the derecognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact on our financial statements of adopting FIN 48.

Fair Value Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact on our financial statements of adopting SFAS 157.

Materiality

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff of the Securities and Exchange Commission (the "Staff") believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on a company's current year consolidated financial statements. The Staff prescribes two approaches to assessing the materiality of misstatements: the "rollover" approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the "iron curtain approach," which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If, under either approach, misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require a company to amend previously filed reports, and such corrections may be made the next time the company files its prior year statements. We do not currently anticipate any adjustments resulting from the application of SAB 108, which is effective for the first fiscal year ending after November 15, 2006.

Note 2 — Disposition of IEX

On April 27, 2006, we entered into a Stock Purchase Agreement pursuant to which we agreed to sell to NICE-Systems Ltd. (or its subsidiary), all of the outstanding shares of capital stock of IEX Corporation (the "IEX Shares"), our then wholly owned subsidiary ("IEX"). The sale price for the IEX Shares was approximately $200.0 million in cash, and was subject to a post-closing adjustment based on the working capital of IEX as of the closing date. The closing of the sale of the IEX Shares occurred on July 6, 2006, resulting in total proceeds of approximately $201.5 million and a pre-tax gain of approximately $200.1 million ($177.5 million after tax) in the year ended December 31, 2006.

IEX is classified as discontinued operations in our consolidated financial statements and its results of operations, financial position and cash flows are separately reported for all periods presented. Prior to our decision to sell IEX, the results of IEX's operations were reported as the IEX Contact Center Group operating segment. Summarized financial information for IEX is as follows (dollars in thousands):

	Years ended
	December 31,
	2006	2005	2004

Revenues	$36,113	$50,404	$41,946
Income from discontinued operations before
provision of income taxes	$18,442	$17,746	$12,891
Provision for income taxes	6,691	6,619	4,808
Income from discontinued operations, net of
income taxes	11,751	11,127	8,083
Gain on sale of discontinued operations, net of taxes	177,458	-	-
Income from discontinued operations, net of taxes	$189,209	$11,127	$8,083

December 31, 2005

Accounts receivable, net	$6,994
Inventories	835
Deferred income taxes	359
Prepaid expenses and other current assets	441
Property and equipment, net	320
Goodwill	9,698
Assets of discontinued operations	$18,647

Trade accounts payable	$880
Accrued expenses	2,689
Accrued payroll and related expenses	1,235
Deferred revenues	18,475
Liabilities of discontinued operations	$23,279

As more fully described in Note 13, in April 2006, IEX settled litigation with Blue Pumpkin Software, Inc. ("Blue Pumpkin"). Pursuant to the settlement agreement, each party granted to the other a release and cross-license of the patents asserted in the lawsuits. Blue Pumpkin made a balancing license payment to IEX in the amount of $8.25 million on April 7, 2006, and Blue Pumpkin is obligated to make six additional annual payments of $500,000 each to Tekelec beginning April 1, 2007 and ending April 1, 2012. Included in IEX's operations for the year ended December 31, 2006 is revenue and income of $8.25 million from this settlement. The remaining six annual installments of $500,000 each have been assigned by IEX to Tekelec and will be recorded as income in future periods when realized.

Note 3 — Acquisitions

During 2006, 2005 and 2004, we completed several acquisitions in order to expand our product lines and offer our customers an expanded next-generation switching portfolio of products and expanded product offering of intelligent network services. With each acquisition, we determined the fair value of the assets acquired. Fair value is defined as the amount for which an asset or liability could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion. The fair value was determined for each entity at the time of the business combination, exclusive of any buyer specific post-combination synergies.

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

As the basis of identifying the in-process research and development ("IPRD"), the development projects of each acquired entity were evaluated in the context of Interpretation 4 of FASB Statement No. 2. In accordance with these provisions, the development projects were examined to determine if there were any alternative future uses. Such evaluation consisted of a review of the efforts, including the overall objectives of the project, progress toward the objectives, and the uniqueness of the developments of these objectives. Further, each IPRD project was reviewed to determine if technological feasibility had been achieved.

Acquisition of Certain Signaling Technology

In December 2006, we entered into a worldwide license to certain technologies and intellectual property rights owned by a third-party provider.  We believe this technology will form the core software platform for our service mediation product family.  We believe this technology provides key capabilities, which will provide our customers with a smooth evolution from SS7 to SIP-based signaling and next-generation high performance network applications once we complete development of the product offerings based on this technology.  The license fee for this technology was $2.1 million.  Because the technology obtained in this license had no alternative use, we have reflected a charge of $2.1 million in purchased in-process product development expense during 2006.  We expect to complete the development of this technology and resulting service mediation product family during the second half of 2007 and estimate that we will incur an additional $2.0 million in development expense associated with completing the development of this product family.

Santera Systems Inc.

In June 2003, we acquired a 51.6% controlling voting ownership interest (57.5% on an as converted basis) in Santera Systems Inc. ("Santera") in exchange for a cash contribution of $28.0 million and the contribution of the business operations and certain assets and liabilities of our Packet Telephony Business Unit. Santera develops, markets and sells products and services for carrier-class, next-generation switches. Under the terms of the initial purchase agreement, in 2004, we made additional cash investments of $12.0 million in Santera, comprised of $6.0 million in March 2004 and $6.0 million in May 2004, in exchange for 12,000 additional shares of Santera Series B Preferred Stock. As a result of this cash investment, our ownership percentage increased to 55.7% (62.5% on an as converted basis). In accordance with generally accepted accounting principles, prior to our acquisition of the remaining minority interest in Santera in October 2005 discussed below, the capital structure of Santera has been eliminated in consolidation and the minority stockholders' interest in Santera is reflected in our consolidated balance sheet as minority interest, which was originally reflected at the fair value of the Santera assets acquired on the date of acquisition. In addition to the $12 million additional investment noted above, we have funded substantially all of Santera's operating losses and working capital requirements since the June 2003 acquisition.

As discussed below, we acquired the remaining shares of Santera held by the minority shareholders in October 2005. Prior to that date, the net income and losses of Santera were allocated between Tekelec and the minority stockholders based on their relative interests in the equity of Santera and the related liquidation preferences. This approach required net losses to be allocated first to the

Series A Preferred Stock until fully absorbed and then to the Series B Preferred Stock. Subsequent net income was allocated first to the Series B Preferred Stock to the extent of previously recognized net losses allocated to Series B Preferred Stock. Additional net income was then allocated to the Series A Preferred Stock to the extent of previously recognized losses allocated to Series A Preferred Stock and then to common stock in proportion to their relative ownership interests in the equity of Santera. The loss allocated to minority interest of Santera for the years ended December 31, 2005 and 2004 was computed as follows (dollars in thousands):

	2005(1)	2004
Santera net losses	$16,529	$35,105
Percentage of losses attributable to the minority interest based on
capital structure and liquidation preferences	62%	62%
Minority interest losses	$10,248	$21,765

(1)    The losses of Santera for 2005 only include losses that were incurred prior to October 3, 2005, the date of our acquisition of the shares of Santera held by the minority shareholders, as discussed below.

On October 3, 2005, we completed the purchase of all of the shares of capital stock owned by Santera's minority stockholders for an aggregate total purchase price of $75.8 million, including approximately $0.2 million of acquisition related costs (the "Purchase Price"). The transaction has been accounted for as a step acquisition of minority interest.

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

The acquisition of the remaining interest in Santera on October 3, 2005 resulted in the recognition of deferred tax assets of approximately $42.6 million primarily related to acquired temporary differences and net operating loss carryforwards and deferred tax liabilities of approximately $2.0 million related to acquired intangible assets. As a result of the acquisition, the ownership threshold provided under income tax regulations for inclusion of Santera in our consolidated federal income tax return has been met. We have removed the valuation allowance on Santera's net deferred tax assets because we believe it is more likely than not that these assets will be realized in our future consolidated federal income tax returns.

The valuation of intangible assets in the above table was determined using the "income" valuation approach and discount rates ranging from 24% to 39%. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired of $19.8 million was assigned to goodwill. Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible assets acquired. In accordance with SFAS No. 142, goodwill will not be amortized but will be tested for impairment at least annually. This amount is not deductible for tax purposes.

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

The identifiable assets created as a result of the acquisition will be amortized over their respective estimated useful lives as follows (in thousands):

		Estimated
	Asset	Life
	Amount	in Years
Acquired technology	$2,840	10
Customer relationships	1,128	6
Contracted backlog	1,613	1.5
	$5,581

During the third quarter of 2006, we recognized non-cash impairment charges relating to the goodwill and purchased technology we recorded as part of our acquisition of Santera. Please refer to Note 10 for a discussion of these impairment charges.

The following table presents unaudited summarized combined results of our operations and Santera's, on a pro forma basis, as though we had acquired the remaining minority interest as of January 1, 2004. As noted above, the minority stockholders of Santera owned 37.5% but absorbed 62% of the losses. The operating results of Santera have been fully included in our consolidated financial statements from the date of our acquisition of all of the shares of capital stock from Santera's minority stockholders. The following unaudited proforma amounts are in thousands, except per share amounts (in thousands):

	December 31,
	2005	2004
Total revenues	$486,505	$326,909
Net income (loss)	$(31,653)	$5,566
Diluted net income (loss) per share	$(0.48)	$0.08

The above unaudited pro forma summarized results of operations are intended for informational purposes only and, in the opinion of management, are not indicative of our future results of operations.

iptelorg GmbH

On July 13, 2005, we completed the acquisition of iptelorg GmbH ("iptelorg"), a developer of Session Initiation Protocol (SIP) routing software. We purchased all of iptelorg's outstanding stock for approximately $7.1 million in cash, approximately $0.2 million of transaction costs and approximately $4.1 million in shares of restricted common stock, all or a portion of which are subject to repurchase for a nominal amount if certain of the former iptelorg shareholders terminate their employment with us within four years from the acquisition date.

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

We estimated the fair value of IPR&D to be approximately $1.2 million, which we have reflected in "acquired in-process research and development" expense in the consolidated statement of operations. This represents certain technologies under development, primarily related to iptelorg's SIP routing software and IP Multimedia Subsystem ("IMS"). We estimated that the technologies under development were approximately 30% to 80% complete at the date of acquisition and we expected to incur up to an additional $755,000 to complete this development. This development was completed in 2006.

We determined the fair values of each of the identifiable intangible assets and the in-process research and development using the "income" valuation approach and discount rates ranging from 30% to 35%. The discount rates selected were based in part on our weighted average cost of capital and determined after consideration of our rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted cash flows. Further, we also considered risks associated with achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

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

Steleus Group Inc.

On October 14, 2004, we completed the acquisition of Steleus Group Inc. ("Steleus"), a real-time performance management company that supplies network-related intelligence products and services to telecom operators. We paid an aggregate cash amount of approximately $53.6 million for 100% of Steleus' outstanding stock. In addition, we incurred approximately $5.0 million in direct acquisition-related costs. The acquisition was accomplished by means of a reverse triangular merger of a new wholly owned subsidiary of Tekelec into Steleus.

The acquisition was accounted for using the purchase method of accounting with the Steleus assets acquired and the liabilities assumed reflected at their estimated fair values. Steleus and our existing business intelligence applications, such as billing verification and other network element-independent applications, formed our Communications Software Solutions Group ("CSSG"), which began to be reported as an operating segment in 2004.

The acquisition of Steleus resulted in the recognition of deferred tax assets of approximately $15.6 million primarily related to acquired temporary differences and net operating loss carryforwards and deferred tax liabilities of approximately $8.6 million related to acquired intangible assets. Steleus' operating results have been included in our consolidated results since the date of acquisition.

The transaction resulted in a step-up of approximately $48.7 million of Steleus' assets and liabilities to fair value as follows (in thousands):

Total cash paid or held in escrow	$53,600
Direct transaction costs	5,003
Total fair value of consideration paid and direct transaction costs	58,603
Less: Steleus' tangible net assets acquired	(2,894)
Add: Estimated deferred tax liability	8,599
Less: Estimated deferred tax assets	(15,641)
Total fair value step-up in Steleus	$48,667

Through this acquisition, we gained an expanded portfolio of value-added applications with real-time monitoring and management capabilities for legacy and next-generation networks. We believe the combination of our signaling products and expertise, combined with the acquired Steleus assets, provide a unique value-proposition to our customers. These factors contributed to a purchase price in excess of fair market value of Steleus' net tangible and intangible assets acquired, and as a result, we recorded goodwill in connection with the transaction.

The total purchase price step-up was allocated among the Steleus assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

In-process research and development	$3,800
Goodwill	20,297
Identifiable intangible assets	24,570
Total purchase price allocation	$48,667

Based on the purchase price allocation, $3.8 million of the purchase price represented acquired IPR&D that had not yet reached technological feasibility and had no alternative future use. At the date of our acquisition of Steleus, we estimated that the Steleus IPR&D projects were 75% complete, and we expected to incur up to an additional $2.8 million and $3.0 million in the remainder of 2004 and 2005, respectively, to complete these development projects. All of the IPR&D projects were expected to generate revenues beginning in 2005. We estimated the fair value of the IPR&D using the "income" valuation approach and a discount rate of 37%. This discount rate was selected based in part on our weighted average cost of capital and the risk associated with achieving forecasted cash flows. The IPR&D amount was recorded as an expense in the fourth quarter of 2004. The identifiable assets created as a result of the acquisition will be amortized over their respective estimated useful lives as follows (in thousands):

		Estimated
	Asset	Life
	Amount	in Years
Acquired technology	$19,300	10
Acquired backlog	800	1.2
Trade names and marks	150	1.2
Existing customer relationships	1,030	10
Service contracts	2,890	2
Non-compete agreements	400	2
	$24,570

VocalData, Inc.

On September 20, 2004, we completed the acquisition of all of the outstanding shares of capital stock of privately held VocalData, Inc. ("VocalData"). VocalData is a provider of hosted Internet protocol (IP) telephony applications that enable the delivery of advanced telecom services and applications to business and residential customers. The acquisition was accomplished by means of a reverse triangular merger of a new wholly owned subsidiary of Tekelec into VocalData.

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

The acquisition has been accounted for under the purchase method of accounting, with the VocalData assets and liabilities acquired reflected at their estimated fair values. The acquisition of VocalData resulted in the recognition of deferred tax assets of approximately $12.3 million primarily related to acquired temporary differences and net operating loss carryforwards and deferred tax liabilities of approximately $2.3 million related to acquired intangible assets. VocalData's operating results have been included in our consolidated results since the date of acquisition.

The transaction resulted in a step-up of approximately $15.2 million of VocalData's assets and liabilities to fair value as follows (in thousands):

Total cash paid	$14,500
Fair value of stock issued	13,000
Direct transaction costs	354
Total fair value of consideration paid and direct transaction costs	27,854
Less: VocalData's tangible net assets acquired	(2,636)
Add: Estimated deferred tax liability	2,278
Less: Estimated deferred tax assets	(12,253)
Total fair value step-up in VocalData	$15,243

Through this acquisition, we gained a meaningful presence in the next-generation switching space, specifically for IP Centrex applications. These factors contributed to a purchase price in excess of fair market value of VocalData's net tangible and intangible assets acquired, and as a result, we have recorded goodwill in connection with the transaction.

The total purchase price step-up was allocated among the VocalData assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

In-process research and development	$2,400
Goodwill	6,333
Identifiable intangible assets	6,510
Total purchase price allocation	$15,243

Based on the purchase price allocation, $2.4 million of the purchase price represented acquired IPR&D that had not yet reached technological feasibility and had no alternative future use. At the time of the acquisition, VocalData had two significant IPR&D projects under development related to Versions 5.5 and 5.6 of VocalData's base product. These projects were expected to enable VocalData to remain competitive in the marketplace. We estimated the fair value of the IPR&D acquired in our acquisition of VocalData to be $2.4 million and we included $2.4 million of expense relating to this IPR&D under the heading "acquired in-process research and development" in the statement of operations for 2004. At the date of our acquisition of VocalData, we estimated that the IPR&D relating to Versions 5.5 and 5.6 was 80% and 40% complete, respectively, and that we expected to incur up to an additional $4.8 million and $5.1 million in the remainder of 2004 and 2005, respectively, to complete these development projects. Both Version 5.5 and Version 5.6 were expected to be released in 2005. We estimated the fair value of the IPR&D using the "income" valuation approach and a discount rate of 31%. The discount rate was selected based in part on our weighted average cost of capital and the risk associated with achieving forecasted cash flows. The IPR&D amount was recorded as an expense in the third quarter of 2004. The identifiable assets created as a result of the acquisition will be amortized over their respective estimated useful lives as follows (in thousands):

		Estimated
	Asset	Life
	Amount	in Years
Acquired technology	$5,200	10
Acquired backlog	100	1
Trade names and marks	10	1
Existing customer relationships	500	10
Service contracts	500	1
Non-compete agreements	200	1
	$6,510

During the third quarter of 2006, we recognized non-cash impairment charges relating to the goodwill and purchased technology we recorded as part of our acquisition of VocalData. Please refer to Note 10 for a discussion of these impairment charges.

Taqua, Inc.

On April 8, 2004, we completed the acquisition of all of the outstanding shares of capital stock of privately held Taqua, Inc. ("Taqua"). Taqua develops, markets and sells products and services for next-generation switches optimized for the small switch service provider market. The acquisition was accomplished by means of a reverse triangular merger of a new wholly owned subsidiary of Tekelec into Taqua.

We paid an aggregate cash amount of approximately $86.0 million to the common and preferred stockholders and warrant holders of Taqua in exchange for their interests in Taqua. In addition, we incurred approximately $2.8 million in direct acquisition-related costs. As part of the acquisition, we assumed all unexercised outstanding options to purchase shares of common stock of Taqua. The assumed options were converted, based on exchange ratios specified in the merger agreement, into options to purchase an aggregate of approximately 500,000 shares of Tekelec Common Stock with an estimated fair value of $7.8 million using the Black-Scholes option-pricing model. This amount includes approximately $4.2 million related to the intrinsic value of unvested stock options recorded as deferred stock-based compensation, which is being amortized over the vesting period of the assumed options. The transaction has been accounted for as an acquisition under the purchase method of accounting, with the Taqua assets acquired and the liabilities acquired reflected at their estimated fair values. The acquisition of Taqua resulted in the recognition of deferred tax assets of approximately $31.2 million primarily related to acquired temporary differences and net operating loss carryforwards and deferred tax liabilities of approximately $10.7 million related to acquired intangible assets. Taqua's operating results have been included in our consolidated results since the date of acquisition.

The transaction resulted in a step-up of approximately $69.3 million of Taqua's assets and liabilities to fair value as follows (in thousands):

Total cash paid	$85,966
Fair value of stock options assumed	7,755
Deferred compensation adjustment for unvested stock options	(4,231)
Direct transaction costs	2,751
Total fair value of consideration paid and direct transaction costs	92,241
Less: Taqua's tangible net assets acquired	(2,086)
Add: Estimated deferred tax liability	10,724
Less: Estimated deferred tax assets	(31,204)
Less: Other adjustments to tangible assets and liabilities	(387)
Total fair value step-up in Taqua	$69,288

Through this acquisition, we gained a meaningful presence in the next-generation switching space, specifically for the small size wireline switching market. Because the purchase price was in excess of the fair market value of Taqua's net tangible and intangible assets acquired, we have recorded goodwill in connection with the transaction.

The total purchase price step-up was allocated among the Taqua assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

In-process research and development	$8,000
Goodwill	31,978
Identifiable intangible assets	29,310
Total purchase price allocation	$69,288

Based on the purchase price allocation, $8.0 million of the purchase price represented acquired IPR&D that had not yet reached technological feasibility and had no alternative future use. At the time of the acquisition, Taqua had three significant IPR&D projects under development related to Versions 4.0, 5.0 and 6.0 of Taqua's base product. These projects were expected to ultimately generate revenues and enable Taqua to remain competitive in the marketplace. We estimated the fair value of the IPR&D acquired in our acquisition of Taqua to be $8.0 million. We included $8.0 million of expense relating to this IPR&D under the heading "acquired in-process research and development" in the statement of operations for 2004. At the date of our acquisition of Taqua, we estimated that the IPR&D relating to the three projects was between 50% and 80% complete and that we expected to incur up to an additional $2.6 million and $4.8 million in the remainder of 2004 and 2005 to complete these development projects. At the time of the acquisition, Version 4.0 was expected to be released in 2004 and Versions 5.0 and 6.0 were expected to be released in 2005. We estimated the fair value of the IPR&D using the "income" valuation approach and a discount rate of 34%. The discount rate was selected based in part on our weighted average cost of capital and the risk associated with achieving forecasted cash flows. The IPR&D amount was recorded as an expense in the second quarter of 2004. The identifiable assets created as a result of the acquisition will be amortized over their respective estimated useful lives as follows (in thousands):

		Estimated
	Asset	Life
	Amount	in Years
Acquired technology	$26,400	15
Acquired backlog	1,500	1
Trade names and marks	60	1
Existing customer relationships	10	12
Service contracts	630	5
Non-compete agreements	710	1
	$29,310

During the fourth quarter of 2005, we recognized non-cash impairment charges relating to the goodwill and purchased technology we recorded as part of our acquisition of Taqua. Please refer to Note 10 for a discussion of these impairment charges.

Note 4 — Restructuring and Other Costs

Beginning in 2004 and continuing through 2006, we executed a series of strategic initiatives that we believe will (i) strengthen our competitive position; (ii) reduce our cost structure, improving our operating margins and our overall operating performance; and (iii) better integrate and align our operations. These initiatives include (i) a reduction in personnel employed primarily by or supporting our Switching solutions Group in Plano, Texas (the "2006 Restructuring), (ii) the relocation of our corporate headquarters to Morrisville, North Carolina and our Taqua facilities to Plano, Texas (the "Corporate Headquarters and Taqua Relocations") and (iii) the implementation of a global strategic manufacturing plan ("the Manufacturing Restructuring"). These initiatives are collectively referred to hereafter as "the Restructurings."

2006 Restructuring

In 2006, we committed to a restructuring plan as part of our ongoing efforts to align our cost structure with our business opportunities in certain business units and operating groups. The restructuring plan involved: (i) the termination of our employment of 152 employees across our business units and related customer service, operations and other personnel; (ii) the decision not to replace 22 employees who left Tekelec during the third quarter of 2006; and (iii) the termination of approximately 25 contractors. The majority of the terminated employees worked directly for, or in support of, our Switching Solutions Group Business Unit ("SSG") in Plano, Texas.

In addition, as a result of the relocation of our corporate headquarters to North Carolina from California, our California-based Senior Vice President, Corporate Affairs and General Counsel decided to resign effective December 31, 2006. We incurred charges under a retention agreement with the General Counsel and are also obligated to pay severance benefits to him under our Executive Officer Severance Plan due to the relocation of our headquarters.

We recorded pre-tax restructuring charges in the year ended December 31, 2006 of approximately $7.4 million related to employee severance arrangements associated with the 2006 Restructuring and the resignation of our Senior Vice President, Corporate Affairs and General Counsel. All of such severance payments are expected to be paid in 2007.

The costs expected to be incurred and cumulative costs incurred related to the 2006 Restructuring are as follows (in thousands):

	Total Costs	Cumulative Costs
	Expected to be	Incurred through
	Incurred	December 31, 2006
Severance and other costs	$7,359	$7,359

Corporate Headquarters and Taqua Relocations

In April 2005, we announced the relocation of our corporate headquarters from Calabasas, California to our facilities in Morrisville, North Carolina. The relocation provides us a significant opportunity to improve our operations by integrating our finance, accounting, corporate and information technology functions into the business units they support. In October 2005, we entered into an employment severance agreement with our former CEO in connection with his resignation as an executive officer and employee effective January 1, 2006. In connection with this agreement, we incurred approximately $1.6 million in severance costs that were paid in 2006 in scheduled monthly installments. Also in 2005, we announced the Taqua Relocation, which involved the relocation of our Taqua facility from Hyannis, Massachusetts, to our Plano, Texas facilities. Both the Corporate Headquarters and Taqua Relocations resulted in employee terminations and relocations and qualify as "Exit Activities" as that term is defined in Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with exit or Disposal Activities." The termination costs include retention bonuses, severance pay and benefit costs extended through the required service period and for up to one year thereafter. Additionally, in the second quarter of 2005, we recorded a one-time charge of $150,000 related to the termination of our lease in Hyannis. Other costs related to the management of the relocation projects and the costs to relocate equipment were expensed as incurred.

During 2004, we entered into a lease agreement for approximately 22,400 square feet of office space in Thousand Oaks, California through December 2014. During the second quarter of 2005, after being notified by the landlord for this building that it would be unable to deliver possession of the premises in accordance with the lease terms, we terminated the lease. The landlord disputed our right to terminate the lease. As a result of our decision to terminate the lease, we recorded a total charge of $319,000 for the year ended December 31, 2005 comprised of an $87,000 write-off of certain leasehold improvements, $113,000 representing the possible forfeiture of our deposits paid to the landlord and $119,000 of other costs associated with the disputed termination of the lease. In 2006, as a result of winning the dispute with the landlord, we reversed $100,000 in other costs related to a revision of our estimate of total costs to be incurred associated with this dispute.

The costs expected to be incurred and cumulative costs incurred related to the Corporate Headquarters and Taqua Relocations are as follows (in thousands):

	Total Costs	Cumulative Costs
	Expected to be	Incurred through
	Incurred	December 31, 2006
Severance costs and retention bonuses	$4,835	$4,835
Employee relocation costs	265	265
Facility relocation costs	1,013	1,013
Other (1)	1,336	1,336
Total	$7,449	$7,449

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

Manufacturing Relocation

In January 2004, we announced the Manufacturing Restructuring, which included the outsourcing of the majority of our manufacturing operations and the relocation of our remaining signaling product manufacturing operations from Calabasas, California to our facilities in Morrisville, North Carolina. The Manufacturing Restructuring included the elimination of approximately 23 positions during 2004 and one position in 2005, resulting in restructuring costs such as employee severance and relocation costs. This cost reduction initiative resulted in restructuring charges of approximately $1.8 million through December 31, 2005. We did not incur any additional costs during the year ended December 31, 2006 and do not expect to incur any additional costs related to the Manufacturing Restructuring in the future.

The following table summarizes the restructuring and related expenses incurred in connection with the restructurings discussed above and the remaining obligations as of and for the year ended December 31, 2006 (in thousands):

	Severance
	Costs and	Employee	Facility
	Retention	Relocation	Relocation
	Bonuses	Costs	Costs	Other (1)	Total
Restructuring obligations, December 31, 2005	$3,023	$155	$100	$-	$3,278
Restructuring and related expenses:
Corporate Headquarters and Taqua relocation	(127)	-	(100)	41	(186)
2006 Restructuring	7,359	-	-	-	7,359
Total restructuring and related expenses	7,232	-	(100)	41	7,173
Cash payments	(7,659)	(155)	-	(41)	(7,855)
Restructuring obligations, December 31, 2006	$2,596	$-	$-	$-	$2,596

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

Restructuring obligations are included in accrued expenses in the accompanying consolidated balance sheets. We anticipate settling our remaining obligations relating to the Restructurings in 2007. However, this is based on our current best estimate, which could change materially if actual activity differs from what is currently expected. We will continue to review the status of our restructuring activities quarterly and, if appropriate, record changes in our restructuring obligations in current operations based on our most current estimates.

Note 5 — Gain (Loss) on Investments

In December 2004, following the acquisition of Spatial Communications Technologies ("Spatial") by Alcatel, Santera exercised warrants convertible into 1,363,380 shares of freely tradable Alcatel shares valued at $14.91 per share. As a result of this transaction, Santera recognized a gain of $20.3 million during the year ended December 31, 2004. During the first quarter of 2005, Santera sold 1,263,380 Alcatel shares for proceeds of $17.5 million resulting in a realized loss of $1.3 million in the year ended December 31, 2005. In addition, in December 2006, we received 89,642 shares of Alcatel-Lucent previously held in escrow pending the resolution of certain acquisition related indemnification claims made by Alcatel against the former Spatial shareholders, resulting in a $1.3 million gain upon distribution of these shares.

In August 2004, following the acquisition of Telica by Lucent Technologies Inc. ("Lucent"), we received freely tradable common stock of Lucent in exchange for our investment in Telica, resulting in a gain of $7.9 million in the year ended December 31, 2004. In September 2004, we sold 5.8 million of our shares of Lucent stock for proceeds of approximately $17.9 million. In the first quarter of 2006, we received an additional 642,610 shares of Lucent that were released from escrow, resulting in a $1.8 million gain upon distribution of these shares. In connection with the merger of Lucent and Alcatel in the fourth quarter of 2006, these shares were converted to 125,437 shares of Alcatel-Lucent.

As of December 31 2006, we hold 315,079 Alcatel-Lucent shares, which are included in short-term investments in the accompanying consolidated balance sheet.

On August 30, 2002, we completed the sale of our Network Diagnostics business unit ("NDD") to Catapult Communications Corporation ("Catapult") for $59.8 million, consisting of cash in the amount of $42.5 million and convertible subordinated promissory notes (the "Notes") issued by Catapult's wholly owned Irish subsidiary and guaranteed by Catapult in the total principal amount of $17.3 million. The Notes were convertible into Catapult common stock after August 30, 2003 through maturity at a conversion rate (subject to certain adjustments) of 62.50 shares of Catapult common stock per $1,000 in principal (approximately 1.1 million shares for full conversion of the Notes). We exercised our option to convert the Notes into Catapult common stock in September 2004 and sold our Catapult shares resulting in a pre-tax gain of approximately $2.2 million.

Note 6 — Financial Statement Details

Other Income and Expense

Other income and expense is composed of the following:

	For the Years Ended December 31,
	2006	2005	2004
	(Thousands)
Foreign currency transaction gain (loss), net	$3,863	$(3,439)	$2,625
Net gain (loss) on derivative instruments	(3,926)	2,489	(2,568)
Realized gain (loss) on investments, net	21	(29)	185
Other, net	66	(258)	21
Total other income (expense), net	$24	$(1,237)	$263

Cash, Cash Equivalents and Investments

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2006:

		Unrealized
	Cost	Loss	Gain	Market
	(Thousands)
Cash and cash equivalents:
Cash	$13,324	$-	$-	$13,324
Certificates of deposit	5,389	-	-	5,389
Money market securities	26,738	-	-	26,738
Total cash and cash equivalents	$45,451	$-	$-	$45,451

Short-term investments:
U.S. treasury and agency securities	$6,000	$(31)	$-	$5,969
Municipal securities	336,300	(145)	-	336,155
Auction rate preferreds	26,900	-	-	26,900
Corporate notes	5,559	(18)	-	5,541
Common shares in Alcatel-Lucent	4,558	(78)	-	4,480
Total short-term investments	$379,317	$(272)	$-	$379,045

The following table shows the gross unrealized losses and fair value of our short-term investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006 (in thousands):

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury and agency securities	$997	$(3)	$4,972	$(28)	$5,969	$(31)
Municipal securities	29,348	(140)	3,863	(5)	33,211	(145)
Corporate notes	-	-	5,541	(18)	5,541	(18)
Common shares in Alcatel-Lucent	3,206	(78)	-	-	3,206	(78)
Total	$33,551	$(221)	$14,376	$(51)	$47,927	$(272)

Number of securities with an unrealized loss		19		9		28

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2005:

		Unrealized
	Cost	Loss	Gain	Market
	(Thousands)
Cash and cash equivalents:
Cash	$49,269	$-	$-	$49,269
Certificates of deposit	2,800	-	-	2,800
Total cash and cash equivalents	$52,069	$-	$-	$52,069

Short-term investments:
U.S. treasury and agency securities	$25,170	$(384)	$-	$24,786
Municipal securities	112,339	(457)	-	111,882
Corporate notes	33,750	(439)	-	33,311
Certificates of deposit	2,968			2,968
Common shares in Alcatel-Lucent	1,491	(251)	-	1,240
Other	73	-	-	73
Total short-term investments	$175,791	$(1,531)	$-	$174,260

The following table shows the gross unrealized losses and fair value of our short-term investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005 (in thousands):

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury and agency securities	$-	$-	$24,786	$(384)	$24,786	$(384)
Municipal securities	26,380	(142)	1,340	(315)	27,720	(457)
Corporate notes	-	-	33,311	(439)	33,311	(439)
Common shares in Alcatel-Lucent	1,240	(251)	-	-	1,240	(251)
Total	$27,620	$(393)	$59,437	$(1,138)	$87,057	$(1,531)

Number of securities with an unrealized loss		14		58		72

Each of the securities in the above tables generally has investment grade ratings and is in an unrealized loss position solely due to interest rate changes, sector credit rating changes or company-specific rating changes. We currently expect to receive the full principal or to recover our cost basis on these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The declines in the above securities are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of December 31, 2006.

The following is a summary of the maturities of short-term investments as of December 31, 2006 (in thousands, except percentages):

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total
U.S. treasury and agency securities	$5,969	$-	$-	$-	$-	$-	$5,969
Municipal securities	28,398	5,913	-	-	-	301,844	336,155
Auction rate preferreds	-	-	-	-	-	26,900	26,900
Corporate notes	5,541	-	-	-	-	-	5,541
Total	$39,908	$5,913	$-	$-	$-	$328,744	374,565

Common shares of Alcatel							4,480
Total short-term investments							$379,045

Accounts Receivable, net

Accounts receivable, net consists of the following:

	December 31,
	2006	2005
	(Thousands)
Trade accounts receivable	$171,908	$122,348
Less: Allowance for doubtful accounts and sales returns	9,286	6,559
	$162,622	$115,789

The following details the changes in the allowance for doubtful accounts and sales returns during the years ended December 31, 2006, 2004 and 2003:

	For the Years Ended December 31,
	2006	2005	2004
	(Thousands)
Balance at beginning of period	$6,559	$4,319	$2,075
Current year provision	3,582	2,946	820
Write-offs net of recoveries(1)	(855)	(706)	1,424
Balance at end of period	$9,286	$6,559	$4,319

(1) 2004 includes increases in the allowance for doubtful accounts of $1,389, $430 and $607 as a result of the acquisitions of Taqua, VocalData, and Steleus, respectively.

Inventories

Inventories consist of the following:

	December 31,
	2006	2005
	(Thousands)
Raw materials	$35,937	$32,729
Work in process	179	4,879
Finished goods	13,335	9,904
	$49,451	$47,512

 Property and Equipment, net

Property and equipment consist of the following:

	December 31,
	2006	2005
	(Thousands)
Manufacturing and development equipment	$114,822	$93,499
Furniture and office equipment	49,742	49,763
Demonstration equipment	4,123	3,744
Leasehold improvements	14,419	14,626
	183,106	161,632
Less, accumulated depreciation and amortization	(129,833)	(121,158)
	$53,273	$40,474

Accrued expenses

Accrued expenses consist of the following:

	December 31,
	2006	2005
	(Thousands)
Accrued expenses and other	$35,843	$16,594
Warranty reserve	5,094	9,269
Sales and other taxes payable	1,665	5,038
Accrued commissions	2,816	4,180
Accrued losses on customer contracts	7,075	6,701
Accrued professional fees and legal accrual	9,813	6,178
Total	$62,306	$47,960

Accrued payroll and related expenses

Accrued payroll and related expenses consist of the following:

	December 31,
	2006	2005
	(Thousands)
Accrued payroll	$17,943	$15,625
Accrued vacation	10,895	10,350
Payroll taxes	3,458	2,181
Total	$32,296	$28,156

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following:

	December 31,
	2006	2005
	(Thousands)
Foreign currency translation adjustments	$72	$(247)
Unrealized (losses) gains on securities, net of taxes
of $99,000 and $539,000, respectively	(173)	(992)
	$(101)	$(1,239)

Note 7 — Related Party Transactions

During 2003, we entered into a consulting agreement through our then majority owned subsidiary, Santera, with Marty Kaplan, formerly a Director and Chairman of the Board of Santera and currently a director of Tekelec. Under the terms of the agreement, Mr. Kaplan received cash compensation of $75,000 per annum through June 2005 and grants in 2004 and 2003 of non-statutory options to purchase 25,000 and 50,000 shares, respectively, of our Common Stock under our 2003 Stock Option Plan. The options vested in quarterly installments. This agreement was terminated in June 2005.

Note 8 — Derivative Instruments and Hedging Activities

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

We monitor our exposure to foreign currency fluctuations on a monthly basis. We enter into multiple forward contracts throughout a given month to match and mitigate our changing exposure to foreign currency fluctuations. Our exposure to foreign currency fluctuations is principally due to receivables generated from sales denominated in foreign currencies. Our exposure fluctuates as we generate new sales in foreign currencies and as existing receivables related to sales in foreign currencies are collected. Our foreign currency forward contracts generally will have terms of only one month or less and typically end on the last fiscal day of any given month. We then immediately enter into new foreign currency forward contracts. As of December 31, 2006 we had four foreign currency contracts; one to sell 640,000 Australian dollars, a second to sell approximately 25,000,000 euros, a third to sell 19,200,000 Brazilian reais and a fourth to sell 1,500,000 Canadian dollars. As of December 31, 2005 we had four foreign currency contracts; one to sell 584,770 Australian dollars, a second to sell approximately 16,300,000 euros, a third to sell 15,528,000 Brazilian reais and a fourth to sell 1,032,000 Canadian dollars. We plan to continue to use foreign currency forward contracts, where appropriate, to manage foreign currency exchange risks in the future.

Note 9 — Income Taxes

Income (loss) from continuing operations before provision for income taxes is comprised of the following:

	For the Years Ended December 31,
	2006	2005	2004
	(Thousands)

Domestic	$(142,120)	$(63,641)	$3,344
Foreign	17,026	1,773	3,108
Total	$(125,094)	$(61,868)	$6,452

The provision for (benefit from) income taxes consists of the following:

	For the Years Ended December 31,
	2006	2005	2004
	(Thousands)
Current:
Federal	$(25,203)	$4,391	$9,914
State	2,772	5,285	2,740
Foreign	1,582	1,123	1,039
Deferred:
Federal	(5,315)	(16,691)	4,742
State	(604)	(860)	(314)
Foreign	4,827	-	-
Total provision for (benefit from) income taxes	$(21,941)	$(6,752)	$18,121

Utilization of net operating loss carryforwards provided a current income tax benefit of $9.6 million in 2006, $4.8 million in 2005 and $3.0 million in 2004.

The provision for (benefit from) income taxes differs from the amount obtained by applying the federal statutory income tax rate of 35% to income (loss) before provision for income taxes as follows:

	For the Years Ended December 31,
	2006		2005		2004
	(Thousands)
Federal statutory provision	$(43,783)		$(21,654)		$2,258
State taxes, net of federal benefit	406		3,867		1,378
Research and development credits	(3,546)		(4,659)		(2,286)
Nondeductible impairment of goodwill	26,250		9,536		-
Nondeductible equity-based compensation	1,252		448		-
Nontaxable foreign source income	(730)		(1,180)		(1,583)
Acquisition-related intangible assets, net of related deferred
income tax liability	-		181		5,297
Foreign taxes and other	1,129		1,761		1,839
Domestic production activities deduction	-		(391)		-
Tax exempt interest	(2,919)		(1,262)		-
Increase in valuation allowance	-		6,601		11,218
Total provision for (benefit from) income taxes	$(21,941)	17.5%	$(6,752)	10.9%	$18,121	280.9%

As disclosed in Note 3, prior to October 3, 2005, we had not reached the ownership threshold provided under income tax regulations for inclusion of Santera in our consolidated federal income tax return. Accordingly, we provided a full valuation allowance against the deferred tax assets of Santera related to net operating loss carryforwards generated by Santera in each of the above periods prior to October 3, 2005.

The components of temporary differences that gave rise to deferred taxes at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(Thousands)
Deferred tax assets of continuing operations:
Allowance for doubtful accounts	$2,790	$873
Inventory write downs	3,770	3,344
Capitalized organization charges	3,816	4,011
Depreciation and amortization	-	4,648
Research and development credit carry forward	7,624	6,480
Accrued liabilities	7,053	11,825
Stock-based compensation	10,423	-
Deferred revenue	656	11,560
Retirement stock	1,912	1,956
Other	4,856	1,018
Net operating loss carry forward	64,664	76,077
Total deferred tax assets	107,564	121,792
Valuation allowance for deferred tax assets	(3,969)	(3,969)
Total deferred tax assets of continuing operations	$103,595	$117,823

Deferred tax assets of continuing operations:
Current portion	$32,206	$28,468
Long-term portion	71,389	89,355
Total deferred tax assets of continuing operations	$103,595	$117,823

Deferred tax liabilities:
Acquisition-related intangible assets	$8,712	$23,476
Depreciation and amortization	2,055	-
Total deferred tax liabilities	$10,767	$23,476

Deferred tax liabilities:
Current portion	$-	$-
Long term portion	10,767	23,476
Total deferred tax liabilities	$10,767	$23,476

As of December 31, 2006, we have a valuation allowance on our deferred tax assets of approximately $4.0 million, of which approximately $1.0 million pertains to certain tax credits. The remaining $3.0 million relates to a book-tax basis difference in an investment in one of our foreign affiliates obtained in connection with our acquisition of Steleus, which was recorded against goodwill through a purchase price accounting adjustment. The valuation allowance on these deferred tax assets will be reduced in the period in which we realize a benefit on our tax return from a reduction of income taxes payable stemming from the utilization of these credits and basis differences. As a result of the acquisition of the remaining interest in Santera on October 3, 2005 (as discussed in Note 3), the ownership threshold provided under income tax regulations for inclusion of Santera in our consolidated federal income tax return has been met. We have removed the valuation allowance on Santera's net deferred tax assets because we believe it is more likely than not that these assets will be realized in our future consolidated federal income tax returns of Tekelec. The elimination of this valuation allowance was recorded through purchase price accounting as an adjustment to goodwill. Realization of the remaining net deferred tax assets is dependent on our generating sufficient taxable income in the future in Tekelec's consolidated tax returns. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

As of December 31, 2006, we have net operating loss carryforwards of approximately $184.9 million available to offset future taxable income. The utilization of a majority of these net operating losses in future periods is subject to an annual limitation of $16.3 million. If certain substantial changes in the Company's ownership should occur in the future, there would be a change in the aforementioned annual limitation on the utilization of the net operating loss carryforwards in periods subsequent to the ownership change. In addition, we have federal and state research and development credit carryforwards of $3.8 million and $2.8 million, respectively, available to offset future tax liabilities. Our net operating loss carryforwards will begin to expire in 2011, if not utilized. Our federal research and development tax credit will begin to expire in 2018, if not utilized and our state research and development tax credit will begin to expire in 2009, if not utilized.

We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside of the United States. As of December 31, 2006, we have not provided for deferred income tax of approximately $3.1 million related to approximately $8.8 million of cumulative undistributed earnings of our foreign affiliates, as we intend to permanently reinvest these earnings to fund future expansion of these international operations.

We are subject to periodic tax examinations and assessments in various jurisdictions. Accordingly, we assess the probability of sustaining certain tax positions taken in our income tax returns and, although we believe these positions are fully supportable upon examination, we have and will record incremental tax expense based on the probable outcomes of such matters.

Our U.S. Federal income tax returns for 2002 and 2004 have been selected for examination by the Internal Revenue Service ("IRS"). While the final resolution of the IRS's pending examination is uncertain, the Company believes it has made adequate provision in the accompanying consolidated financial statements for any adjustments that the IRS may propose with respect to the U.S. Federal income tax returns. Although the final resolution of the IRS audit is uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on the Company's financial position, cash flows or overall trends in results of operations. The Company may receive an assessment related to the audit of its U.S. income tax returns that exceeds amounts provided for by the Company. In the event of such an assessment, there exists the possibility of a material adverse impact on the Company's results of operations for the period in which the matter is ultimately resolved, or an unfavorable outcome becomes probable and reasonably estimable.

Note 10 — Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(Thousands)
Purchased technology	$35,655	$61,270
Customer relationships	3,368	3,428
Acquired backlog	1,613	1,613
Non-compete contracts	240	640
Service contracts	630	3,520
	41,506	70,471
Less: accumulated amortization	(17,144)	(13,257)
Total intangible assets	$24,362	$57,214

The weighted average useful lives of the above intangible assets as of December 31, 2006 are as follows:

Weighted
Average
Life
Purchased technology	8.2
Customer relationships	9.7
Acquired backlog	1.5
Non-compete contracts	3.0
Service contracts	5.0

The identifiable intangible assets are amortized over their estimated useful lives. The estimated aggregate amortization expense for intangibles for subsequent years is:

For the Years Ending December 31,	(Thousands)
2007	$3,850
2008	3,543
2009	3,410
2010	3,315
2011	2,651
Thereafter	7,593
Total	$24,362

Impairment of Purchased Technology

During the fourth quarter of 2005, it became apparent that both revenues and expected orders for the fourth quarter of 2005 and early 2006 related to our Taqua reporting unit would underperform our previous expectations. Accordingly, in connection with our annual budgeting process performed during the fourth quarter of 2005, we performed a comprehensive evaluation of the outlook for our Taqua product line and the outlook for the small switch market, which is the focus of our Taqua product line. As a result of this reassessment and the significant shortfall in orders for these products in the fourth quarter of 2005, we significantly lowered our forecast of Taqua's future revenues and cash flows. These revised projections, combined with the historical underperformance of the Taqua product line, indicated that certain identifiable intangible assets acquired as part of the original acquisition of Taqua, specifically the purchased technology, may be impaired. We determined that impairment indicators were present within the meaning of SFAS 144, and therefore performed an impairment test during the fourth quarter of 2005.

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

In addition, during the third quarter of 2006, it became apparent that both revenues and expected orders for the second half of 2006 and fiscal year 2007 related to another of our SSG reporting units, consisting of our Santera and VocalData product lines, would underperform our previous expectations. Accordingly, in connection with our annual budgeting process initiated during the third quarter of 2006, we performed a comprehensive evaluation of the outlook for this reporting unit and the outlook for the markets that are the focus of this reporting unit. As a result of this assessment and the anticipated significant shortfall in forecasted orders for these products in the second half of 2006, we significantly lowered our forecasts of this reporting unit's future revenues and cash flows. These revised projections indicated that certain identifiable intangible assets acquired as part of the original acquisitions of Santera and VocalData, specifically the purchased technology, may be impaired. We determined that impairment indicators were present within the meaning of SFAS 144, and therefore performed an impairment test during the third quarter of 2006.

In applying the initial test in accordance with SFAS 144, we determined that the cash flows related to the purchased technology within this reporting unit were less than the carrying value, indicating that an impairment of the purchased technology assets existed. We then determined the associated fair value using a discounted cash flow approach. Using this approach, the purchased technology was valued at approximately $1.8 million which, when compared to its carrying value of $27.4 million, indicated an impairment of $25.6 million. Accordingly, we recognized a non-cash impairment charge of $25.6 million in the third quarter of 2006. Both this charge and the charge taken in the fourth quarter of 2005 are reflected in our consolidated statement of operations as "Impairment of purchased technology" within cost of sales.

Goodwill

As required by SFAS 142, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of certain events in accordance with the provisions of SFAS 142. The testing for recoverability of the purchased technology acquired as part of the original acquisitions of Santera and VocalData discussed above was a triggering event in the third quarter of 2006 under SFAS 142. The impairment of the purchased technology, coupled with a significant shortfall in orders for the second half of 2006 compared to our earlier expectations, resulted in a significantly lowered forecast for the reporting unit's future revenues and cash flows. Accordingly, we tested the goodwill related to the reporting unit within SSG that is comprised of Santera and Vocal Data for impairment as of August 1, 2006. As a result of this testing, we recorded a non-cash charge of $75.0 million related to the impairment of the goodwill associated with this reporting unit in the third quarter of 2006. We determined the amount of this charge using an estimate of the fair value of the reporting unit. This fair value estimate was calculated using (i) a discounted cash flows approach and (ii) market multiples based on revenues. In addition, we also performed our 2006 annual impairment test of goodwill required by SFAS 142 on October 1, 2006 and no additional impairment was indicated.

We performed our required 2005 annual impairment test of goodwill as of October 1, 2005. As a result of this testing, in the fourth quarter of 2005, we recorded a non-cash impairment charge of $27.2 million related to the impairment of the goodwill associated with our Taqua reporting unit, which is a component of our Switching Solutions Group segment. We determined the amount of the charge using an estimate of the fair value of our Taqua reporting unit. This fair value estimate was calculated using (i) a discounted cash flows approach and (ii) market multiples based on revenues. As previously noted, our Taqua product line has underperformed due primarily to the lack of market growth and, as a consequence, projections for the business have been significantly lowered.

The Company tested goodwill for impairment as of October 1, 2004 and no impairment was indicated.

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	Network	Switching	Communications
	Signaling	Solutions	Software
	Group	Group	Solutions Group	Total
Balance at December 31, 2004	$-	$96,447	$20,297	$116,744
Addition due to the acquisition of iptelorg	3,361	-	-	3,361
Addition due to the acquisition of Santera	-	19,803	-	19,803
Impairment of Taqua goodwill	-	(27,245)	-	(27,245)
Adjustment to goodwill to record a valuation
allowance related to certain deferred tax
assets acquired as a result of the acquisition
of Steleus	-	-	3,044	3,044
Adjustments to goodwill, principally related
to deferred tax assets acquired	-	443	174	617
Balance at December 31, 2005	3,361	89,448	23,515	116,324
Impairment of Santera and VocalData goodwill	-	(75,000)	-	(75,000)
Purchase price adjustments relating to
acquisitions(1)	-	(442)	-	(442)
Balance at December 31, 2006	$3,361	$14,006	$23,515	$40,882

(1)   Consists primarily of a purchase price adjustment related to our September 2004 acquisition of VocalData, Inc. ("VocalData"). In January 2006, we reached an agreement to settle certain outstanding escrow claims with the former stockholders of VocalData. This agreement resulted in 29,686 shares of our common stock being released to us from escrow in satisfaction of a working capital adjustment claim. These shares were then immediately cancelled. The amount attributable to the shares has been calculated based upon the original fair market value of the shares assumed as part of the original purchase price allocation and is being treated as a reduction in the total consideration paid for VocalData, effectively reducing the amount of goodwill recognized as part of the acquisition.

Note 11 — Lines of Credit and Notes Payable

As of December 31, 2006, we had a $30.0 million line of credit collateralized by a pledged investment account held with an intermediary financial institution. This line replaced a similar $30.0 million line of credit that expired in December 2006. The line of credit bears interest at, or in some cases below, the lender's prime rate (8.25% at December 31, 2006), and expires on December 15, 2007, if not renewed. In the event that we borrow against this line, we will maintain collateral in the amount of the borrowing in the pledged investment account. The commitment fees paid on the unused line of credit are not significant. Under the terms of the credit facility, we are required to maintain certain financial covenants. As of December 31, 2006, we were in compliance with the terms and covenants of the credit facility.

Note 12 — Long-Term Convertible Debt

As of December 31, 2006, we have $125 million outstanding of our 2.25% Senior Subordinated Convertible Notes due 2008 (the "Notes"). The Notes mature on June 15, 2008, and are convertible prior to the close of business on their maturity date into shares of our Common Stock at a conversion rate of 50.8906 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The Notes carry a cash interest (coupon) rate of 2.25%, payable on June 15 and December 15 of each year, commencing on December 15, 2003. Interest expense related to the Notes, including amounts relating to the amortization of related deferred financing costs, was $3.6 million for each of 2006, 2005 and 2004. The Notes carry no financial covenants, no restrictions on the paying of dividends nor any restrictions concerning additional indebtedness.

Note 13 — Commitments and Contingencies

We lease our office and manufacturing facilities together with certain office equipment under operating lease agreements. Lease terms generally range from one month to ten years; certain building leases contain options for renewal for additional periods and are subject to periodic increases.

Rent expense, including any applicable rent escalations and rent abatements, is recognized on a straight line basis. Total rent expense was approximately $8.7 million, $9.8 million, and $9.4 million for 2006, 2005, and 2004, respectively.

Minimum annual non-cancelable lease commitments at December 31, 2006 are:

For the Years Ending December 31,	(Thousands)
2007	$8,469
2008	7,678
2009	7,329
2010	7,201
2011	7,272
Thereafter	11,047
Total	$48,996

We have agreements with several of our vendors to purchase specified quantities of goods or services at agreed upon prices in the future. As of December 31, 2006, these unconditional purchase obligations total approximately $2.5 million and will be settled in 2007. We provide a provision for losses in instances where we expect to incur losses due to our purchase commitments exceeding our normal or projected inventory requirements. These provisions were not significant at December 31, 2006 and 2005.

Indemnities, Commitments and Guarantees

In the normal course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to our customers in connection with the sale of our products and licensing of our technology, indemnities for liabilities associated with the infringement of other parties' technology based upon our products and technology, guarantees of timely performance of our obligations, indemnities related to the reliability of our equipment, and indemnities to our directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and, in certain cases, is indefinite. Many of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded a liability for these indemnities, commitments or guarantees in the accompanying balance sheets because future payment is not probable.

Litigation

From time to time, various claims and litigation are asserted or commenced against us arising from or related to contractual matters, intellectual property matters, product warranties and personnel and employment disputes. As to such claims and litigation, we can give no assurance that we will prevail. However, we currently do not believe that the ultimate outcome of any pending matters, other than possibly related to the Bouygues litigation, as described below, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Bouygues Telecom, S.A., vs. Tekelec

In February 2005, Bouygues Telecom, S.A. ("Bouygues"), a French telecommunications operator, filed a lawsuit against Tekelec in a United States District Court in California seeking damages for losses caused by a service interruption that Bouygues experienced in its cellular telephone network in November 2004. Bouygues originally sought damages of $81 million plus unspecified punitive damages and attorneys' fees. In its complaint, Bouygues alleged that the service interruption was caused by the malfunctioning of certain virtual home location register servers (i.e., servers that store and provide information about subscribers in a cellular network) provided by Tekelec to Bouygues.

In June 2005, the Court granted our motion to transfer the lawsuit to the United States District Court for the Eastern District of North Carolina.

In October 2005, Bouygues filed an amended complaint alleging claims for strict products liability, negligence, breach of express warranty, negligent interference with contract, negligent interference with economic advantage, intentional misrepresentation, negligent misrepresentation, fraud based on concealment, breach of fiduciary duty, equitable indemnity, unfair competition under California Business and Professions Code section 17200, unfair and deceptive trade practices, breach of contract, alter ego liability, and promissory estoppel and a direct claim under French law.

In April 2006, in responses to some of our discovery requests, Bouygues increased its estimated damages to at least $106 million, not including interest, punitive damages, and attorneys' fees or costs. Bouygues has since provided a claim summary suggesting that its damages may range from $127 million to $179 million.

The parties participated in a Court-ordered mediation in May 2006, but did not resolve the litigation at that time.

Each party's expert reports were filed in August 2006, and all discovery concluded in October 2006. In October 2006, we filed a motion seeking summary judgment in our favor with respect to all claims, and Bouygues filed a motion seeking summary judgment in its favor with respect to a particular issue. Both parties also filed motions to exclude certain testimony and expert reports offered by the other party in the case.

On January 5, 2007, we presented Bouygues with an Offer of Judgment in response to a request from our insurance carrier.  The offer of $6.2 million was based on the maximum amount of damages we estimated could be recoverable by Bouygues under the relevant contract.  Bouygues did not respond to the offer, and it expired ten days after it was presented.  The amount of this settlement offer was recorded both as a liability and an offsetting receivable (from our insurance carrier) in our 2006 financial statements. We are unable to estimate any additional potential financial impact this matter could have on the Company.

On January 10, 2007, the Court denied our motion for summary judgment. On February 12, 2007, the Court denied Bouygues' motion for partial summary judgment. The court has also issued orders denying, to date, motions to exclude certain testimony and expert reports.

The case is currently set to begin jury selection on February 27, 2007, with the trial scheduled to commence on March 5, 2007 in Greenville, North Carolina. Each party has been limited to 45 hours to present its case and respond to the other side.

Although we are still evaluating the claims asserted by Bouygues, we intend to defend vigorously against the action and believe Bouygues' claims could not support the damage figures alleged in the amended complaint. At this stage of the litigation, management cannot assess the likely outcome of this matter; however, it is possible that an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

IEX Corporation vs. Blue Pumpkin Software, Inc.

In January 2001, IEX Corporation, then a wholly owned subsidiary of Tekelec ("IEX"), filed suit against Blue Pumpkin Software, Inc. ("Blue Pumpkin"), in the United States District Court for the Eastern District of Texas, Sherman Division. IEX asserted that Blue Pumpkin's Director and Director Enterprise products infringed United States Patent No. 6,044,355 held by IEX. In the suit, IEX sought damages and an injunction prohibiting Blue Pumpkin's further infringement of the patent. In October 2005, Blue Pumpkin Software LLC ("Blue Pumpkin LLC"), the successor to Blue Pumpkin, filed a lawsuit against IEX Corporation ("IEX"), in the United States District Court for the Northern District of Georgia, Atlanta Division. Blue Pumpkin LLC asserted that IEX's software products infringed United States Patent No. 6,952,732 held by Blue Pumpkin LLC. Blue Pumpkin LLC sought damages and an injunction prohibiting IEX's further alleged infringement of the patent. IEX filed an Answer denying the claims of the suit, and seeking a declaration that the Blue Pumpkin LLC patent was invalid and not infringed.

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

Note 14 — Stock-Based Compensation and Employee Benefit Plans

Overview of Employee Stock-Based Compensation Plans

As of December 31, 2006, excluding our employee stock purchase plan described below, we have five stock-based employee compensation plans with a maximum term of ten years (the "Plans"). Share-based awards are designed to reward employees for their long term contributions and provide incentives for them to remain with us. The number and frequency of share-based awards are based on competitive practices, operating results of the company and government regulations.

Under the Plans, there are approximately 35.8 million shares of our common stock authorized for issuance, of which approximately 2.6 million shares are available for issuance as of December 31, 2006. The Plans permit the granting of incentive stock options, nonstatutory stock options, stock-settled stock appreciation rights ("SARs"), restricted stock and restricted stock units ("RSUs") to employees, as well as non-employee directors. The terms of equity-based instruments granted under the Plans are determined at the time of grant. Such instruments generally vest ratably over one to four year periods and contain no performance conditions. The Compensation Committee of our Board of Directors has the discretion to utilize different vesting schedules. The strike price on options and stock-settled stock appreciation rights may not be less than the fair market value per share on the date of grant. Historically, stock options granted under the Plans generally would expire four years from the vesting date. During 2006, we changed our practice with respect to the contractual terms of stock options and stock-settled stock appreciation rights granted under the Plans such that, going forward, such instruments generally expire six years from the date of grant.

Upon the exercise of stock options or stock-settled stock appreciation rights, the exercise of the right to purchase shares under our employee stock purchase plan or vesting of restricted stock units, we issue new shares of our common stock. Currently, we do not anticipate repurchasing shares to provide a source of shares for our rewards of stock-based compensation.

Stock-Based Awards - Stock Options / SARs

The following table sets forth the summary of option and SAR activity under our Plans for the year ended December 31, 2006 (shares and dollars in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Life (years)	Value
Outstanding at December 31, 2005	23,163	$17.17
Options and SARs granted	1,835	$12.03
Options exercised	(1,574)	$9.01
Options cancelled/forfeited/expired	(5,299)	$18.88
Outstanding at December 31, 2006	18,125	$16.86	3.62	$20,908

Vested and expected to vest at December 31, 2006 (1)	17,161	$16.95	3.52	$19,835

Exercisable at December 31, 2006	12,868	$17.55	2.96	$14,447

(1) The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of our common stock on December 31, 2006 of $14.83 and the exercise price for in-the-money options and SARs) that would have been received by the holders if all instruments had been exercised on December 31, 2006. As of December 31, 2006, there was $34.7 million of unrecognized compensation cost related to our unvested stock options and SARs, which is expected to be recognized over a weighted average period of 1.9 years. As discussed above, our current practice is to issue new shares to satisfy option and SAR exercises.

The following table summarizes information about stock options and SARs outstanding and exercisable at December 31, 2006 (shares in thousands):

	Options and SARs Outstanding			Options / SARs Exercisable
		Wgtd. Avg.
		Remaining	Wgtd. Avg.		Wgtd. Avg.
		Contractual	Exercise		Exercise
Range of Exercise Price	Number	Life (years)	Price	Number	Price
$ 3.11 to $ 11.96	3,466	4.30	$10.34	1,688	$8.87
12.15 to 12.56	118	3.44	12.32	115	12.33
12.70 to 12.70	2,020	2.63	12.70	1,758	12.70
12.94 to 16.73	2,411	3.49	15.49	1,548	15.56
16.74 to 17.79	1,881	4.08	17.31	948	17.30
17.80 to 18.75	1,884	3.87	17.99	1,072	18.06
18.76 to 18.76	334	3.43	18.76	215	18.76
18.80 to 18.80	1,841	3.14	18.80	1,391	18.80
19.21 to 21.25	1,840	3.55	19.78	1,827	19.78
21.47 to 2739.21	2,330	3.48	26.44	2,306	26.45
Total	18,125	3.62	$16.86	12,868	$17.55

Other information pertaining to stock-based awards of options and SARs for the fiscal years ended December 31, 2006, 2005, and 2004 was as follows (in thousands, except per share data):

	Years ended December 31,
	2006	2005	2004
Weighted average grant date fair value per share of options and SARs granted	$4.24	$7.20	$8.38
Total intrinsic value of options and SARs exercised	7,356	6,886	27,568

Stock-Based Awards - RSUs / Restricted Stock

The following table sets forth a summary of RSU and Restricted Stock activity under our Plans for the year ended December 31, 2006 (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2005	359	$16.39
Awarded	696	12.01
Released	(56)	14.44
Forfeited	(27)	11.96
Outstanding as of December 31, 2006	972	$13.49

As of December 31, 2006, there was $10.5 million of unrecognized compensation cost related to unvested RSU and restricted stock awards, which is expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan

We sponsor the Amended and Restated Tekelec 2005 Employee Stock Purchase Plan (the "2005 ESPP"), under which 1.5 million shares of our common stock have been authorized for issuance. The 2005 ESPP was approved by our shareholders in May 2005. The 2005 ESPP provides for an automatic annual increase in the number of shares authorized and reserved for issuance thereunder on each August 1 during its ten-year term. Each such increase is equal to the lesser of (a) 500,000 shares, (b) a number of shares equal to 1% of the number of outstanding shares of our common stock as of the date of the increase and (c) an amount determined by our Board of

Directors. Under the 2005 ESPP as originally approved by the shareholders in May 2005, eligible employees could authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock at 85% of the lower of the market price per share at (i) the beginning of the 24-month offering period or (ii) the end of each six-month purchase period within the 24-month offering period. On June 26, 2006, the Company's Board of Directors amended and restated the 2005 ESPP to: (i) eliminate the 24-month offering periods and instead provide for consecutive six-month offering periods commencing with the offering period starting on August 1, 2006; (ii) provide that the offering period that commenced February 1, 2006 would terminate on July 31, 2006, and (iii) reduce the required 90-day holding period of shares acquired under such plan to 30 days. Under SFAS 123R, the amendment to the terms of the 2005 ESPP is treated as a modification of awards and as a result, $2.6 million of previously unrecognized compensation cost related to the original award will be recognized over the six-month offering period beginning August 1, 2006.

During 2006, 2005 and 2004, approximately 303,000, 100,000, and 160,000 shares, respectively, were purchased under our employee stock purchase plan in effect during the given year at weighted average purchase prices of $10.89, $14.28, and $14.26 respectively. At December 31, 2006, 2005 and 2004, there were approximately 1,200,000, 1,000,000, and 552,000 shares, respectively, available for future purchases.

The following table sets forth a summary of employee withholding and purchase activity related to the 2005 ESPP for the year ended December 31, 2006:

Dollar Value in
Thousands
As of December 31, 2005	$1,764
Employee withholdings net of employee withdrawals or forfeitures	2,860
Employee purchases of common stock	(3,296)

As of December 31, 2006	$1,328

Based upon 85% of the lower of the market price per share at the beginning of the current offering period of $10.27 on August 1, 2006 and our stock price as of December 31, 2006 of $14.83, approximately 152,000 shares could be purchased based upon employee withholdings as of December 31, 2006. As of December 31, 2006, there was $0.5 million of unrecognized compensation cost related to our employee stock purchase plan which will be expensed in the first quarter of 2007. The ultimate number of shares to be purchased and the expense to be recognized under our employee stock purchase plan will vary based upon, among other factors, fluctuations in the fair market value of our common stock and employee participation levels.

Stock-Based Compensation Valuation and Expense

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures were estimated based on historical experience and we expect forfeitures to be 10% annually. Stock-based compensation expense was recorded net of estimated forfeitures for the year ended December 31, 2006 such that expense was recorded only for those stock-based awards that are expected to vest.

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

Total stock-based compensation expense recognized in year ended December 31, 2006 under SFAS 123R, and in the years ended December 31, 2005 and 2004 under APB 25, was as follows (in thousands):

	Option and
	SAR Grants
	and Stock	Restricted
	Purchase	Stock
Income Statement Classifications	Rights	and RSUs	Total
Year ended December 31, 2006 (under SFAS 123R)
Cost of goods sold	$4,528	$57	$4,585
Research and development	14,546	56	14,602
Sales and marketing	6,541	149	6,690
General and administrative	6,517	2,315	8,832
Total continuing operations	32,132	2,577	34,709
Discontinued operations	997	-	997
Total	$33,129	$2,577	$35,706

Year ended December 31, 2005 (under APB 25)
Cost of goods sold	$7	$1	$8
Research and development	353	(45)	308
Sales and marketing	-	-	-
General and administrative	732	2,329	3,061
Total	$1,092	$2,285	$3,377

Year ended December 31, 2004 (under APB 25)
Cost of goods sold	$10	$-	$10
Research and development	386	42	428
Sales and marketing	-	-	-
General and administrative	1,316	389	1,705
Total	$1,712	$431	$2,143

Components of 2004 and 2005 Stock-Based Compensation Expense - Prior to our adoption of SFAS 123R, we generally recognized no stock-based compensation expense related to the majority of awards under the Plans as such awards consisted primarily of stock options whose strike price equaled the fair market value of our common stock on the grant date. Stock-based compensation expense recognized in 2005 and 2004 consisted primarily of the following:

  Taqua Options - In 2004, in connection with the acquisition of Taqua, we assumed unvested options (the "Taqua options") that had an exercise price that was below our common stock price or were "in-the-money" and which had an intrinsic value at the date of acquisition of $4.2 million. For the years ended December 31, 2005 and 2004, we recognized approximately $1.1 million and $1.3 million, respectively, of compensation expense related to the Taqua options.

  Restricted Stock and Restricted Stock Units ("RSUs") - In 2005, in connection with the acquisition of iptelorg (see Note 3 for further details) we granted a total of 236,546 shares of restricted stock subject to certain repurchase rights. The value of these shares at the grant date was approximately $4.1 million, which is being amortized to expense on a straight-line basis as the restrictions on the shares lapse over a period of four years. For the year ended December 31, 2005, we recognized approximately $0.5 million of compensation expense related to these grants. Also during 2005, six employees were granted a total of 122,281 RSUs. The intrinsic value of these RSUs as of the grant date was approximately $1.8 million, which is being amortized to expense on a straight-line basis over each award's vesting period, which ranges from one to four years. For the year ended December 31, 2005 we recognized approximately $0.4 million of compensation expense relating to these grants. In 2004, we issued RSUs for 116,510 shares to employees of VocalData and Steleus which had intrinsic value as of the grant date of approximately $2.0 million. These RSUs vested over a one-year period ending in 2005. For the years ended December 31, 2005 and 2004, we recognized approximately $1.4 million and $0.4 million respectively, of compensation expense related to these grants.

  Santera Advisory Board Options - We formed a Santera Advisory Board in 2004 with three non-employee members. As part of this arrangement, we issued 7,500 options to these advisors. These options vested over one year and were accounted for under FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans." We valued the options using the Black-Scholes model and recognized compensation expense over the vesting period. The options became fully vested during the year ended December 31, 2004 and we recognized consulting expense related to the options of approximately $93,000 in 2004.

The effect of adopting SFAS 123R for the year ended December 31, 2006 was as follows (in thousands, except per share data):

2006
Stock-based compensation expense by type of award:
Stock options / SARs	$29,679
Employee stock purchase plan	3,449
Restricted stock units	2,578
Less: Stock-based compensation related to discontinued operations	(997)
Total stock-based compensation included in operating income (loss)	34,709
Income tax benefit of stock-based compensation	(12,148)
Net stock-based compensation expense included in income (loss) from continuing operations	22,561
Stock-based compensation expense included in discontinued operations, net of tax	638
Net stock-based compensation expense included in net income	$23,199

Decrease in earnings per share from continuing operations:
Basic	$(0.34)
Diluted	$(0.34)

Decrease in earnings per share:
Basic	$(0.34)
Diluted	$(0.34)

Increase (Decrease) in:
Cash flows from operating activities	$(1,991)
Cash flows from financing activities	$1,991

As of December 31, 2006, there was approximately $45.6 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to our non-vested share-based payment arrangements (i.e., stock options, SARs, RSUs, ESPP shares, etc.). Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. This cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

Results of operations for the fiscal years ended December 31, 2005 and 2004 have not been restated to reflect recognition of stock-based compensation expense in accordance with SFAS 123R. Had the Company determined compensation expense based on the fair value at the grant date for stock options and the fair value of the discount related to the employee stock purchase plan under SFAS 123 for periods prior to January 1, 2006, the Company's net income (loss) and earnings (loss) per share would have been reported as shown below (in thousands, except per share data):

	Years ended December 31,
	2005	2004
Net Income (Loss)
As Reported	$(33,741)	$18,179
Add: stock-based compensation expense included
in reported net income, net of tax	2,195	1,404
Less: fair value of stock-based compensation
expense, net of tax	(22,201)	(19,585)
Pro Forma	$(53,747)	$(2)

Basic (Loss) Earnings Per Share
As Reported	$(0.51)	$0.29
Pro Forma	$(0.81)	$(0.00)

Diluted (Loss) Earnings Per Share
As Reported	$(0.51)	$0.27
Pro Forma	$(0.81)	$(0.00)

Weighted average number of shares outstanding - as reported
Basic	66,001	63,131
Diluted	66,001	66,322

Weighted average number of shares outstanding - pro forma
Basic	66,001	63,131
Diluted	66,001	63,131

The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $1.2 million and $0.7 million for 2005 and 2004, respectively. No compensation cost was capitalized as part of inventory or fixed assets during fiscal 2005 or 2004.

Determination of and Assumptions used in Valuation Model

To determine the grant date fair value of our stock option and SAR awards and rights of purchase under our employee stock purchase plan, we currently use the Black-Scholes option-pricing model. The use of this model requires us to make a number of subjective assumptions. The following addresses each of these assumptions and describes our methodology for determining each assumption:

Expected Life

The expected life represents the period that the stock option awards are expected to be outstanding. In determining the appropriate expected life of our stock options and SARs, we segregate our grantees into categories principally based upon employee levels that are expected to be indicative of similar option related behavior. We estimate the expected useful lives for each of these categories giving consideration to (i) the weighted average vesting periods, (ii) the contractual lives of the stock options and SARs (iii) the relationship between the exercise price and the fair market value of our common stock, (iv) expected employee turnover, (v) the expected future volatility of our common stock, and (vi) past and expected exercise behavior, among other factors. For purchase rights under our employee stock purchase plan, we determine the expected life based upon the purchase periods remaining in the applicable offering period.

Expected Volatility

We estimate expected volatility giving consideration to the expected life of the respective award, our current expected growth rate, implied volatility in traded options for our common stock, and the historical volatility of our common stock.

Risk-Free Interest Rate

We estimate the risk-free interest rate using the U.S. Treasury bill rate with a remaining term equal to the expected life of the award.

Expected Dividend Yield

We estimate the expected dividend yield by giving consideration to our current dividend policies as well as those anticipated in the future considering our current plans and projections. We do not currently calculate a discount for any post-vesting restrictions to which our awards may be subject.

The weighted average assumptions used to value option/SAR grants and purchase rights under our 2005 ESPP were as follows:

Weighted average assumptions used to value option and SAR grants:
	Years ended December 31,
	2006	2005	2004
Expected life (in years)	3.74	3.6	3.3
Expected volatility	38.1%	55%	60%
Risk free interest rate	4.9%	4.0%	2.8%
Expected dividend yield	0%	0%	0%

Weighted average assumptions used to value purchase rights under ESPP:
	Years ended December 31,
	2006	2005	2004
Expected life (in years)	0.5-2.0	1.25	1.25
Expected volatility	32.0-39.0%	60%	60%
Risk free interest rate	4.0-5.2%	3.9%	3.2%
Expected dividend yield	0%	0%	0%

Modifications of Stock-Based Awards

On February 16, 2006, in connection with our 2006 restatement of certain prior period financial statements, we initiated a "blackout" period, whereby we prohibited our option holders from exercising their stock options. In response to this blackout, we modified certain employee stock option awards in order to provide option holders with an opportunity to exercise or realize the benefit of their fully vested awards that, as a result of the blackout, otherwise were expected to contractually expire unexercised. In total, in March 2006, stock option awards held by 43 current or former employees to purchase in aggregate 282,074 shares of our common stock were modified. Stock option awards to purchase 56,755 of such shares of our common stock were modified to provide for a cash payment based upon the intrinsic value of the awards calculated using an average fair market value of our common stock for a ten-day period beginning immediately following the end of the blackout period. Stock option awards to purchase 225,319 of such shares of our common stock, including awards to purchase 146,875 shares of our common stock held by our former Chief Executive Officer, were modified to extend the contractual life of the awards outside of the expected end of the blackout period. Due to these modifications, we incurred approximately $217,000 of incremental compensation expense in March 2006, of which $169,000 related to awards to be settled in cash and the remaining $48,000 related to awards in which the contractual life was extended. The awards to be settled in cash were settled or expired in the third quarter of 2006.

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

On October 26, 2005, we amended the original terms of approximately 575,000 stock options ("the Options") with various exercise prices held by our then Chief Executive Officer in connection with his resignation as an executive officer and employee, effective January 1, 2006. We also agreed, as part of his employment separation agreement, to modify the terms of the Options to extend the expiration date from April 1, 2006 to June 30, 2006. In accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" ("FIN 44"), we remeasured the intrinsic value of the Options as of the date of the modification. As, at the date of this modification, our stock price was below the exercise price of the Options, no intrinsic value existed and accordingly no additional compensation expense was recognized.

Employee 401(k) Plan

We sponsor a 401(k) tax-deferred savings plan to provide retirement benefits for our employees (the "Plan"). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary contributions for eligible employees. Participants in the Plan may authorize from 2% to 50% of their compensation to be invested in employee-elected investment funds managed by an independent trustee, subject to certain annual contribution limitations determined by the IRS. We generally contribute matching funds of up to 50% of the employees' first 12% of payroll deductions. During 2006, 2005 and 2004, our contributions amounted to $6.1 million, $5.7 million, and $4.4 million, respectively.

Note 15 — Earnings Per Share - Continuing Operations

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) from continuing operations per share computations for the years ended December 31, 2006, 2005 and 2004:

	Income
	(Loss) from
	Continuing
	Operations	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(Thousands, except per share amounts)
For the Year Ended December 31, 2006:
Basic loss from continuing operations per share	$(103,153)	67,340	$(1.53)
Effect of Dilutive Securities	-	-
Diluted loss from continuing operations per share	$(103,153)	67,340	$(1.53)

For the Year Ended December 31, 2005:
Basic loss from continuing operations per share	$(44,868)	66,001	$(0.68)
Effect of Dilutive Securities	-	-
Diluted loss from continuing operations per share	$(44,868)	66,001	$(0.68)

For the Year Ended December 31, 2004:
Basic income from continuing operations per share	$10,096	63,131	$0.16
Effect of Dilutive Securities	-	3,191
Diluted income from continuing operations per share	$10,096	66,322	$0.15

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

	For the Years Ended December 31,
	2006	2005	2004
	(Thousands)
Weighted average number of stock options and SARs excluded
due to the exercise price exceeding the average fair value of our
Common Stock during the period	16,830	13,325	9,182
Weighted average number of stock options, SARs, RSUs and
restricted stock, calculated using the treasury stock method, that
were excluded due to the reporting of a net loss for the period	1,221	2,072	-
Shares issuable upon conversion of our long-term convertible debt	6,361	6,361	6,361
Total common stock equivalents excluded from diluted net
income (loss) from continuing operations per share computation	24,412	21,758	15,543

There were no transactions subsequent to December 31, 2006, which, had they occurred prior to January 1, 2007, would have changed materially the number of shares in the basic or diluted earnings per share computations.

Note 16 — Operating Segment Information

We are organized into three major operating groups: the Network Signaling Group, the Switching Solutions Group and the Communications Software Solutions Group. As discussed in Note 2, we sold our IEX Contact Center Group on July 6, 2006. Prior to our decision in the second quarter of 2006 to sell our IEX Contact Center Group, this business unit was treated as a separate reportable operating segment. Prior period segment information has been adjusted to conform to our current organization.

Network Signaling Group. Our Network Signaling Group products help direct and control voice and data communications. They enable carriers to establish, control and terminate calls. They also enable carriers to offer intelligent services, which include any services other than the call or data transmission itself. Examples of such services include products such as voice messaging, text messaging, toll free calls (e.g., "800" calls), prepaid calling cards and number portability.

Switching Solutions Group. The switching portion of a network carries and routes the actual voice or data comprising a "call." Our Switching Solutions Group is focused primarily on creating and enhancing next-generation voice switching products and services for both traditional circuit-based applications and newer packet-based applications. In a traditional circuit-based application, electronic signals carrying a voice message traverse the network following a dedicated path, or circuit, from one user to the other. Packet-based switching, however, breaks down the voice message into packets. These packets then individually traverse the network, often taking separate paths, and are then reassembled on the other side of the network prior to delivery to the recipient. Packet-based switching may utilize one of many protocols, the most common of which are Asynchronous Transfer Mode ("ATM") and Internet Protocol ("IP"). Voice transported using the IP protocol is often referred to as Voice over IP ("VoIP"). We offer switching products and services that allow network service providers to migrate their network infrastructure from circuit-based technology to packet-based technology. In addition, we offer a suite of professional services that includes network design and capacity planning, as well as installation and cutover services.

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

Revenues and income (loss) from continuing operations for each of our operating segments are as follows (in thousands):

	Net Revenues
	For the Years Ended December 31,
	2006	2005	2004
Network Signaling Group	$368,862	$314,605	$256,313
Switching Solutions Group	110,301	139,893	52,563
Communications Software Solutions Group	74,484	33,838	21,649
Intercompany eliminations	-	(1,831)	(3,616)
Total net revenues	$553,647	$486,505	$326,909

	Income (Loss) from Operations
	For the Years Ended December 31,
	2006	2005	2004
Network Signaling Group	$134,304	$127,611	$106,706
Switching Solutions Group	(85,428)	(44,780)	(66,999)
Communications Software Solutions Group	(1,446)	(17,478)	(1,645)
General Corporate(1)	(182,740)	(126,726)	(62,421)
Total loss from operations(2)	$(135,310)	$(61,373)	$(24,359)

(1)    General Corporate includes acquisition-related charges and amortization of $9,337, $13,685 and $22,923 for 2006, 2005 and 2004, respectively, and other corporate expenses, including restructuring and other charges, that are not specifically allocated to the operating segments or used by operating segment management to evaluate their segment performance. For the year ended December 31, 2006, General Corporate also includes non-cash impairment charges for purchased technology and goodwill of $25,615 and $75,000, respectively. For the year ended December 31, 2005, General Corporate also includes non-cash impairment charges for purchased technology and goodwill of $22,660 and $27,245, respectively.

(2)    Income (loss) from continuing operations for 2006 has been reduced by $34.7 million of stock-based compensation as a result of the adoption of SFAS 123R. The following table reflects the stock-based compensation expense included above (in thousands):
	Stock-Based Compensation
	For the Years Ended December 31,
	2006	2005	2004
	(Thousands)
Network Signaling Group	$9,275	$481	$-
Switching Solutions Group	15,163	1,114	1,407
Communications Software Solutions Group	2,842	1,355	357
General Corporate	7,429	427	379
Total stock-based compensation	$34,709	$3,377	$2,143

Enterprise Wide Disclosures

The following table sets forth revenues from external customers by principal product line:

	Revenues from External Customers
	For the Years Ended December 31,
	2006	2005	2004
	(Thousands)
Network Signaling Group	$368,862	$314,605	$256,313
Switching Solutions Group	110,301	139,893	52,563
Communications Software Solutions Group	74,484	32,007	18,033
Total net revenues	$553,647	$486,505	$326,909

The following table sets forth revenues for our products/services and warranty offerings:

	Revenues by Type
	For the Years Ended December 31,
	2006	2005	2004
	(Thousands)
Products and services	$499,019	$436,470	$285,226
Extended warranty contracts	54,628	50,035	41,683
Total net revenues	$553,647	$486,505	$326,909

We conduct business in a number of foreign countries and are organized into three geographic territories. The three territories are: (1) North America, comprised of the United States and Canada, (2) "EAAA," comprised of Europe and the Middle East, Asia Pacific (including China and India), Africa and Australia and (3) "CALA," comprised of the Caribbean and Latin America, including Mexico. Prior to the third quarter of 2006, EAAA was presented as two separate geographic territories, (i) Europe, the Middle East and Africa and (ii) Asia Pacific (including China and India). The following table sets forth revenues from external customers by geographic territory:

	Revenues from External Customers
	by Geographic Territory
	For the Years Ended December 31,
	2006	2005	2004
	(Thousands)
North America(1)	$335,250	$368,812	$253,848
EAAA	140,396	84,512	50,911
CALA	78,001	33,181	22,150
Total revenues from external customers	$553,647	$486,505	$326,909

(1) North America includes revenues in the United States of $312,139, $352,548 and $239,761, for 2006, 2005 and 2004, respectively.

The following table sets forth, as of December 31, 2006 and 2005, our long-lived assets including net property and equipment, investment in a privately-held company and other assets by geographic area:

	2006	2005
	(Thousands)
United States	$60,609	50,191
Other	3,507	3,652
Total long-lived assets	$64,116	$53,843

Note 17 — Quarterly Financial Summary (Unaudited) (in thousands, except per share amounts)

The following tables present selected quarterly financial data for 2006 and 2005:

	Quarters
For the Year Ended December 31, 2006	First	Second	Third	Fourth
	(Thousands, except per share data)
Revenues	$94,104	$149,868	$155,179	$154,496
Gross profit	40,389	90,711	58,469	77,455
Impairment of purchased technology	-	-	25,615	-
Impairment of goodwill	-	-	75,000	-
Income (loss) from continuing operations
before provision for income taxes(1)	(30,915)	8,670	(95,823)	(7,026)
Income (loss) from discontinued operations, net of taxes	2,953	9,622	176,779	(145)
Net income (loss)	(16,509)	14,550	89,262	(1,247)

Earnings (loss) per share from continuing operations:
Basic	$(0.29)	$0.07	$(1.30)	$(0.02)
Diluted	(0.29)	0.07	(1.30)	(0.02)
Earnings per share from discontinued operations:
Basic	$0.04	$0.14	$2.63	$(0.00)
Diluted	0.04	0.14	2.63	(0.00)
Earnings (loss) per share:
Basic	$(0.25)	$0.22	$1.33	$(0.02)
Diluted	(0.25)	0.21	1.33	(0.02)

Weighted average number of shares outstanding:
Basic	66,833	66,933	67,283	68,309
Diluted	66,833	68,202	67,283	68,309

	Quarters
For the Year Ended December 31, 2005	First	Second	Third	Fourth
	(Thousands, except per share data)
Revenues	$128,027	$111,482	$108,368	$138,628
Gross profit	86,742	65,569	55,688	39,443
Impairment of purchased technology	-	-	-	22,660
Impairment of goodwill	-	-	-	27,245
Income (loss) from continuing operations
before provision for income taxes(2)	20,854	(4,392)	(12,905)	(65,425)
Minority interest	4,782	2,864	2,602	-
Income from discontinued operations, net of taxes	1,773	2,308	3,473	3,573
Net income (loss)	17,475	785	(4,078)	(47,923)

Earnings (loss) per share from continuing operations:
Basic	$0.24	$(0.02)	$(0.11)	$(0.77)
Diluted	0.22	(0.02)	(0.11)	(0.77)
Earnings per share from discontinued operations:
Basic	$0.03	$0.03	$0.05	$0.05
Diluted	0.02	0.03	0.05	0.05
Earnings (loss) per share:
Basic	$0.27	$0.01	$(0.06)	$(0.72)
Diluted	0.24	0.01	(0.06)	(0.72)

Weighted average number of shares outstanding:
Basic	65,598	65,723	66,113	66,571
Diluted	74,407	65,723	66,113	66,571

(1)    Restructuring charges for each of the three months ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006 were $164,000, $3,255,000, $(7,000) and $3,761,000, respectively. IPR&D charges resulting from acquisitions (see Note 3 - Acquisitions) were $2.1 million for the three months ended December 31, 2006. Also, during the three months ended September 30, 2006, we incurred impairment charges of $25.6 million and $75.0 million relating to the purchased technology and goodwill, respectively, associated with one of our SSG reporting units, consisting of our Santera and VocalData product lines.

(2)    Restructuring charges for each of the three months ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005 were $257,000, $2,503,000, $1,589,000 and $3,386,000, respectively. IPR&D charges resulting from acquisitions (see Note 3 - Acquisitions) were $1.2 million and $2.4 million for the three months ended September 30, 2005 and December 31, 2005, respectively. Also, during the three months ended December 31, 2005, we incurred (i) certain warranty expenses aggregating $8.7 million, (ii) expected losses on customer contracts of approximately $9.9 million, and (iii) impairment charges of $22.7 million and $27.2 million relating to the purchased technology and goodwill, respectively, associated with our T7000 product line within our Taqua reporting unit.

EXHIBIT INDEX

Exhibit Number	Description

10.24	Agreement effective November 30, 2006 between the Company and Jay F. Whitehurst PDF as a courtesy
21.1	Subsidiaries of the Registrant PDF as a courtesy
23.1	Consent of PricewaterhouseCoopers LLP PDF as a courtesy
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy