Form 10-Q
period 2007-03-31
TEKELEC
filed 2007-05-09
CIK 790705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
YES    ☐        NO    ☒

      As of May 1, 2007, there were 69,946,842 shares of the registrant's common stock, without par value, outstanding.

Note: PDF provided as a courtesy

TEKELEC
TABLE OF CONTENTS
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TEKELEC
Unaudited Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2007	2006
ASSETS	(Thousands, except share data)
Current assets:
Cash and cash equivalents	$41,626	$45,329
Short-term investments, at fair value	408,420	379,045
Total cash, cash equivalents and short-term investments	450,046	424,374
Accounts receivable, net	99,173	133,050
Inventories	22,806	25,739
Income tax receivable	32,962	14,665
Deferred income taxes	33,098	27,671
Deferred costs and prepaid commissions	49,647	55,110
Prepaid expenses and other current assets	13,576	26,133
Assets of discontinued operations	49,048	118,341
Total current assets	750,356	825,083
Property and equipment, net	35,950	36,398
Investments in privately-held companies	7,322	7,322
Deferred income taxes, net	56,302	51,496
Other assets	2,274	2,539
Goodwill	26,876	26,876
Intangibles assets, net	18,910	19,543
Total assets	$897,990	$969,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$25,544	$27,316
Accrued expenses	50,984	55,665
Accrued payroll and related expenses	16,489	28,733
Current portion of deferred revenues	160,843	189,994
Deferred income taxes	71	-
Liabilities of discontinued operations	39,831	40,991
Total current liabilities	293,762	342,699
Long-term convertible debt	125,000	125,000
Deferred income taxes	1,431	1,481
Long-term portion of deferred revenues	12,457	5,836
Other long-term liabilities	8,081	-
Total liabilities	440,731	475,016

Commitments and Contingencies (Note 10)

Shareholders' equity:
Common stock, without par value, 200,000,000 shares authorized; 69,589,384 and 68,728,986 shares issued and outstanding, respectively	335,846	322,620
Retained earnings	121,250	171,722
Accumulated other comprehensive income (loss)	163	(101)
Total shareholders' equity	457,259	494,241
Total liabilities and shareholders' equity	$897,990	$969,257

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2007	2006
	(Thousands, except per share data)
Revenues	$108,793	$64,852
Cost of sales:
Cost of goods sold	51,902	32,259
Amortization of purchased technology	587	587
Total cost of sales	52,489	32,846
Gross profit	56,304	32,006
Operating expenses:
Research and development	22,207	17,998
Sales and marketing	18,665	17,553
General and administrative	13,032	14,080
Restructuring and other	-	162
Amortization of intangible assets	46	472
Total operating expenses	53,950	50,265
Income (loss) from operations	2,354	(18,259)
Other income (expense), net:
Interest income	3,940	1,649
Interest expense	(895)	(922)
Gain on sale of investments	138	1,793
Other income (expense), net	(726)	(568)
Total other income (expense), net	2,457	1,952
Income (loss) from continuing operations before provision for income taxes	4,811	(16,307)
Provision for (benefit from) income taxes	1,811	(6,041)
Income (loss) from continuing operations	3,000	(10,266)
Loss from discontinued operations, net of taxes	(53,472)	(6,243)
Net loss	$(50,472)	$(16,509)

Earnings (loss) per share from continuing operations:
Basic	$0.04	$(0.15)
Diluted	0.04	(0.15)

Earnings (loss) per share from discontinued operations:
Basic	$(0.78)	$(0.09)
Diluted	(0.76)	(0.09)

Earnings (loss) per share:
Basic	$(0.73)	$(0.25)
Diluted	(0.72)	(0.25)

Weighted average number of shares outstanding-
continuing operations:
Basic	68,914	66,833
Diluted	70,248	66,833

Weighted average number of shares outstanding:
Basic	68,914	66,833
Diluted	70,248	66,833

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	March 31,
	2007	2006
	(Thousands)

Net loss	$(50,472)	$(16,509)
Other comprehensive income (loss):
Foreign currency translation adjustments	(156)	109
Net unrealized gain (loss) on available-for-sale securities, net of income taxes	(107)	451
Comprehensive loss	$(50,735)	$(15,949)

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2007	2006
	(Thousands)
Cash flows from operating activities:
Net loss	$(50,472)	$(16,509)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	53,472	6,243
Gain on sale of investments	(138)	(1,793)
Provision for doubtful accounts and returns	92	-
Inventory write downs	1,693	861
Depreciation	4,565	2,757
Amortization of intangibles	633	1,059
Amortization, other	753	1,143
Deferred income taxes	-	(1,044)
Stock-based compensation	7,650	5,764
Excess tax benefits from stock-based compensation	(1,482)	(287)
Changes in operating assets and liabilities, net of business disposal:
Accounts receivable	33,888	(5,408)
Inventories	1,252	(3,792)
Deferred costs	13,217	(7,140)
Prepaid expenses and other current assets	(3,214)	(1,754)
Trade accounts payable	(1,867)	(314)
Income taxes receivable/payable	9,222	102
Accrued expenses	(9,686)	(10,586)
Accrued payroll and related expenses	(12,771)	(11,044)
Deferred revenues	(22,600)	67,183
Total adjustments	74,679	41,950
Net cash provided by operating activities - continuing operations	24,207	25,441
Net cash used in operating activities - discontinued operations	(3,708)	(7,523)
Net cash provided by operating activities	20,499	17,918
Cash flows from investing activities:
Proceeds from sales and maturities of investments	141,034	137,216
Purchases of investments	(170,299)	(165,683)
Purchases of property and equipment	(4,106)	(4,159)
Change in other assets	76	1,593
Net cash used in investing activities - continuing operations	(33,295)	(31,033)
Net cash provided by (used in) investing activities - discontinued operations	346	(1,854)
Net cash used in investing activities	(32,949)	(32,887)
Cash flows from financing activities:
Payments on notes payable	-	(53)
Proceeds from issuance of common stock	8,337	3,904
Excess tax benefits from stock-based compensation	1,482	287
Net cash provided by financing activities	9,819	4,138
Effect of exchange rate changes on cash	183	131
Net change in cash and cash equivalents	(2,448)	(10,700)
Cash and cash equivalents, beginning of period	45,329	52,069
Cash and cash equivalents, end of period	42,881	41,369
Less cash and cash equivalents of discontinued operations	1,255	699
Cash and cash equivalents of continuing operations, end of period	$41,626	$40,670

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Changes in Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Tekelec and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our consolidated financial condition and consolidated results of operations. The results of operations for the current interim period are not necessarily indicative of results for the current year.

We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying condensed consolidated financial statements for the three months ended March 31, 2007 and 2006 are for the thirteen weeks ended March 30, 2007 and March 31, 2006, respectively.

The following unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2006.

Accounting for Uncertain Tax Positions

In July 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on (i) the derecognition of previously recognized deferred tax items, (ii) financial statement classification of contingent tax liabilities, (iii) accounting for interest and penalties, and (iv) accounting in interim periods related to uncertain tax positions, as well as requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

Effective January 1, 2007, we adopted the provisions of, and account for uncertain tax positions in accordance with, FIN 48. The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in no impact to the January 1, 2007 balance of retained earnings. Our policy for the classification of interest and penalties related to income tax exposures was not impacted as a result of the adoption of FIN 48. We will continue to recognize interest and penalties as incurred as a component of "Provision for (benefit from) income taxes" in the unaudited condensed consolidated statements of operations.

Restructuring and Related Expenses

Our severance policy includes officer and employee severance plans that are communicated to all employees and provide for pre-defined severance benefits. We account for costs incurred under these severance plans, with the exception of obligations created under labor laws such as the Workers' Adjustment and Retraining Notification Act (the "WARN Act"), in accordance with Statement of Financial Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). We account for obligations incurred under the WARN Act and local labor laws in accordance with SFAS 88 No. "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminations Benefits" ("SFAS 88"). Under SFAS 112 and SFAS 88, we

record these obligations when the obligations are estimable and probable.

We account for one-time termination benefits, contract termination costs and other related exit costs in accordance with SFAS No. 146 "Accounting for costs associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS 146 also requires that (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (iv) all other costs related to an exit disposal activity be expensed as incurred.

Restructuring liabilities are included in accrued expenses and the related costs are reflected as operating expenses in the accompanying financial statements.

Recent Accounting Pronouncements

Fair Value Option. In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "Fair Value Option"). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

Fair Value Measurement. In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

Note 2 — Discontinued Operations

Disposition of SSG

On March 20, 2007, we entered into an agreement to sell our Switching Solutions Group business ("SSG") to GENBAND Inc. ("Genband"), for approximately $1.0 million in cash and a 19.99% interest in Genband's outstanding vested voting equity, after giving effect to the issuance. Our SSG business consisted primarily of (a) Taqua, Inc., our then wholly owned subsidiary, (b) Santera Systems LLC, our then wholly owned subsidiary, and (c) certain assets of the SSG business then owned directly by Tekelec as a result of the 2006 merger of our former subsidiary, VocalData, Inc., into Tekelec.

The closing of the sale occurred on April 21, 2007 (the "Closing"). In connection with this transaction we recorded a pre-tax impairment charge of $59.6 million and a pre-tax restructuring charge of $10.4 million for the three months ended March 31, 2007. The impairment charge reflects impairment of long-term and current assets ($41.1 million), purchased technology ($4.5 million) and goodwill ($14.0 million) associated with the SSG business, and is calculated as the difference between SSG's net book value and its fair value less estimated costs to sell. We determined the fair value of SSG's net assets at March 31, 2007 to be $12.2 million based on the estimated fair value of the total consideration (excluding escrowed consideration) received from Genband at Closing. The common stock interest in Genband received at Closing was valued at $11.2 million in accordance with the principles established in the AICPA Practice Aid - "Valuation of Privately Held Equity Issued as Compensation." This amount excludes the value of additional shares (consisting of 25% of the total number of the Genband shares issued at Closing) that will be held in Escrow for one year from Closing to secure potential indemnification claims of Genband arising during that period. We estimate that we have incurred or will incur approximately $3.4 million of costs to sell SSG, consisting of investment banking fees and legal, accounting and other professional fees. In connection with our disposal of SSG, we incurred $10.4 million of restructuring charges consisting primarily of a provision for employee severance costs.

We expect to incur additional restructuring charges in the remainder of 2007 associated with our disposition of SSG, primarily consisting of certain lease exit costs upon our vacating the facilities previously utilized by SSG.

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", as of March 31, 2007, we are reporting the results of the SSG business as discontinued operations, and the assets and liabilities of the SSG business as held for sale, for all periods presented in this filing. The results of the SSG operations were previously reported as the Switching Solutions Group reporting segment.

The operating results of the SSG business classified as discontinued operations are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenues	$20,982	$29,252
Loss from discontinued operations before
provision for income taxes	$(25,882)	$(14,608)
Provision for income taxes	(9,690)	(5,412)
Loss from discontinued operations, net of income taxes	(16,192)	(9,196)
Write-down of discontinued operations, net of taxes	(37,280)	-
Loss from discontinued operations, net of taxes	$(53,472)	$(9,196)

The assets and liabilities of the SSG business (after reflecting the impairment of such net assets at March 31, 2007) classified as held for sale are as follows (in thousands):

	March 31,	December 31,
	2007	2006
Cash and cash equivalents	$1,255	$122
Accounts receivable, net	22,979	29,572
Inventories	21,247	23,712
Income taxes receivable	-	33
Deferred income taxes, net	-	15,142
Prepaid expenses and other current assets	3,567	13,078
Property and equipment, net	-	16,875
Other assets	-	983
Intangible assets, net	-	4,819
Goodwill	-	14,005
Assets of discontinued operations	$49,048	$118,341

Trade accounts payable	$2,742	$4,463
Accrued expenses, accrued payroll and related expenses	9,854	10,204
Deferred revenues	27,235	26,324
Liabilities of discontinued operations	$39,831	$40,991

Disposition of IEX

On April 27, 2006, we entered into a Stock Purchase Agreement pursuant to which we agreed to sell to NICE-Systems Ltd. (or its subsidiary), all of the outstanding shares of capital stock of IEX Corporation (the "IEX Shares"), our then wholly owned subsidiary ("IEX"). We classified the IEX business as discontinued operations in the second quarter of 2006. The closing of the sale of the IEX Shares occurred on July 6, 2006, resulting in total cash proceeds of approximately $201.5 million and a pre-tax gain of approximately $200.1 million ($177.5 million after tax) in the year ended December 31, 2006.

Financial results of IEX are reported separately as discontinued operations for all periods presented. Prior to the sale, results of IEX operations were reported as the IEX Contact Center Group operating segment. Summarized results of operations for IEX for the three months ended March 31, 2006 were as follows (in thousands):

Revenues	$13,362
Income (loss) from discontinued operations before
provision for income taxes	4,710
Provision for income taxes	1,757
Income (loss) from discontinued operations, net of income taxes	2,953
Gain on sale of discontinued operations, net of taxes	-
Income (loss) from discontinued operations, net of taxes	$2,953

Note 3 — Restructuring Costs

2007 Restructuring

In connection with our disposition of SSG and our related restructuring (the "SSG Restructuring"), we incurred $10.4 million of restructuring costs, consisting primarily of employee severance and associated benefit costs, in the first quarter of 2007. These costs are reflected in discontinued operations in the accompanying unaudited condensed consolidated statements of operations. The SSG Restructuring involved the termination of approximately 165 full time positions that directly or indirectly supported our SSG business unit. We expect to incur additional restructuring charges in the remainder of 2007 associated with our disposition of SSG, primarily consisting of certain lease exit costs upon our vacating the facilities previously utilized by SSG.

The costs expected to be incurred and cumulative costs incurred related to the SSG Restructuring are as follows (in thousands):

	Total Costs	Cumulative Costs
	Expected to be	Incurred through
	Incurred	March 31, 2007
Severance costs and retention bonuses	$10,418	$10,418
Facilities consolidation	7,000	-
Total restructuring charges	$17,418	$10,418

2006 Restructuring

In 2006, we committed to a restructuring plan which involved the termination of 152 full time positions; the termination of approximately 25 contractors; and the decision not to fill 22 open positions. The majority of the terminated employees worked directly for, or in support of, our SSG business unit in Plano, Texas. In addition, we incurred charges in 2006 under a retention agreement, and severance benefits under our Executive Officer Severance Plan, in connection with the resignation of our California-based Senior Vice President, Corporate Affairs and General Counsel effective December 31, 2006. The resignation was the result of the relocation of our corporate headquarters to North Carolina from California.

In connection with the 2006 Restructuring, we recorded pre-tax restructuring charges of approximately $7.4 million during fiscal 2006. We did not incur any additional charges in the first quarter of 2007, and we do not expect to incur any additional costs related to the 2006 Restructuring in the future. All remaining balances accrued in connection with the 2006 restructuring are expected to be paid out in 2007.

2005 Restructuring

In the first quarter of 2006, we incurred $162,000 of costs associated with the 2005 relocation of our corporate headquarters from Calabasas, California to Morrisville, North Carolina (the "2005 Restructuring"). We did not incur any additional charges in the first quarter of 2007, and we do not expect to incur any additional costs related to the 2005 Restructuring in the future.

Reconciliation of restructuring obligations

The following table provides detail on our restructuring activity and the remaining obligations as of March 31, 2007 (in thousands):

Severance
Costs and
Retention
Bonuses
Restructuring obligations, December 31, 2006	$2,596

Restructuring and related expenses
SSG Restructuring	10,418

Cash payments	(1,413)
Restructuring obligations, March 31, 2007	$11,601

Restructuring obligations are included in accrued expenses in the accompanying consolidated balance sheets. We anticipate settling substantially all of our remaining obligations relating to the restructurings during 2007. However, this is based on our current best estimate, which could change materially if actual activity differs from what is currently expected. We will continue to review the status of our restructuring activities quarterly and, if appropriate, record changes in our restructuring obligations in current operations based on our most current estimates.

Note 4 — Gain (Loss) on Investments

In the first quarter of 2006, we received 642,610 shares of common stock of Lucent Technologies Inc. ("Lucent") that had previously been held in escrow as security for indemnification claims in connection with the 2004 acquisition by Lucent of Telica. As a result of the release of these shares from escrow, we recorded a $1.8 million gain upon distribution of these shares during the three months ended March 31, 2006. We received these shares (in addition to the shares originally issued at the closing) in exchange for our investment in Telica. In connection with the merger of Lucent and Alcatel in the fourth quarter of 2006, these 642,610 shares were converted to 125,437 shares of Alcatel-Lucent.

In December 2006, we received 89,642 shares of Alcatel-Lucent that had previously been held in escrow as security for indemnification claims in connection with Alcatel's 2004 acquisition of Spatial Communications Technologies ("Spatial"). We received these shares (in addition to the Alcatel shares originally issued at the closing, of which 100,000 Alcatel-Lucent shares were still owned by us at December 31, 2006) in exchange for the interest of Santera Systems LLC, our former subsidiary, in Spatial.

In the first quarter of 2007, we sold all of our remaining Alcatel-Lucent shares for proceeds of $4.7 million, resulting in a realized gain of $138,000.

Note 5 — Financial Statement Details

Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Trade accounts receivable	$105,387	$139,461
Less: Allowance for doubtful accounts and sales returns	6,214	6,411
	$99,173	$133,050

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$12,489	$16,022
Work in process	142	179
Finished goods	10,175	9,538
Total inventory	$22,806	$25,739

Note 6 — Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of March 31, 2007 and December 31, 2006, along with the weighted average useful lives as of March 31, 2007 are as follows (in thousands):

	March 31,	December 31,
	2007	2006
Purchased technology	$23,490	$23,490
Customer relationships	1,030	1,030
Non-compete contracts	240	240
	24,760	24,760
Less: accumulated amortization	(5,850)	(5,217)
Total intangible assets	$18,910	$19,543

Weighted
Average
Life
(in years)
Purchased technology	10.0
Customer relationships	10.0
Non-compete contracts	3.0

The identifiable intangible assets are amortized over their estimated useful lives. The estimated future intangibles amortization expense as of March 31, 2007 is as follows (in thousands):

For the Years Ending December 31,
2007 (remaining nine months)	$1,899
2008	2,495
2009	2,452
2010	2,452
2011	2,452
Thereafter	7,160
Total	$18,910

Goodwill

The carrying amount of goodwill as of March 31, 2007 is as follows (in thousands):

	Network	Communications
	Signaling	Software
	Group	Solutions Group	Total

Balance at December 31, 2006	$3,361	$23,515	$26,876
	-	-	-
Balance at March 31, 2007	$3,361	$23,515	$26,876

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

As of March 31, 2007, we had four foreign currency contracts: one to sell 14.5 million Euros, one to sell 20.4 million Brazilian Reais, one to sell 1.0 million Australian Dollars, and one to sell 1.4 million Pounds Sterling. As of December 31, 2006, we had four foreign currency contracts; one to sell 640,000 Australian Dollars, one to sell 25 million Euros, one to sell 19.2 million Brazilian Reais and one to sell 1.5 million Canadian Dollars. For the three months ended March 31, 2007 and 2006, our (losses) gains from foreign currency forward contracts were approximately $(784,000) and $(1.2 million), respectively. These (losses) gains were generally offset by the remeasurement gain or loss on the underlying receivables. We plan to continue to use foreign currency forward contracts to manage foreign currency exchange risks in the future.

Note 8 — Income Taxes

As part of the process of preparing our unaudited condensed consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pretax income can impact our effective tax rate or income taxes as a percentage of pretax income (the "Effective Rate"). This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets.

Tax liabilities can involve complex issues and may require an extended period to resolve. To the extent recovery of deferred tax assets is not more likely than not based on our estimate of future taxable income in each jurisdiction, a valuation allowance is established. While we have considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing our valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to income an adjustment to the valuation allowance in the period such determination was made.

Our U.S. Federal income tax returns for 2002 and 2004 have been selected for examination by the Internal Revenue Service ("IRS"). While the final resolution of the IRS's pending examination is uncertain, we believe we have made adequate provision in the accompanying unaudited condensed consolidated financial statements for any adjustments that the IRS may propose with respect to the U.S. Federal income tax returns. Based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations. We may receive an assessment related to the audit of our U.S. income tax returns that exceeds amounts provided for by us. In the event of such an assessment, there exists the possibility of a material adverse impact on our results of operations for the period in which the matter is ultimately resolved or an unfavorable outcome is more likely than not to occur.

Note 9 — Uncertain Tax Positions

On January 1, 2007, we adopted the provisions of FIN 48. As a result of the adoption of FIN 48, we did not record an adjustment to the balance of retained earnings as of January 1, 2007. As of January 1, 2007 and March 31, 2007, the total amount of unrecognized income tax benefits was $12.1 million and $12.8 million (including interest and penalties), respectively. A change in estimate relating to any of these unrecognized tax benefits could have a material impact on the Company's effective tax rate.

We recognize interest and penalties related to uncertain tax positions in the provision (benefit) for income taxes. As of January 1, 2007, the total amount of interest and penalties related to the liability for uncertain tax positions was $2.0 million. During the three months ended March 31, 2007, we accrued an additional $0.3 million of interest expense in provision (benefit) for income taxes.

During the next twelve months, we expect certain events to occur that may require us to recognize previously unrecognized income tax benefits. These events include (1) the expiration of the statute of limitations related to our 2003 income tax filings, and (2) the expected settlement of the IRS examination of our 2002 and 2004 tax years (as discussed in Note 8 above). The range of previously unrecognized benefits that would be recognized if both of these events occur cannot be reasonably estimated at this time, but may have a material impact on our consolidated effective tax rate.

As mentioned in Note 8, our 2002 and 2004 Federal income tax returns are currently under examination by the IRS. In addition to these years, our 2003 and 2005 tax years remain open to examination by the IRS. Certain tax return filings outside of the United States remain open to examination by foreign tax authorities, but these filings, and the resulting tax liabilities, are not material to our consolidated financial statements.

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

Litigation

From time to time, various claims and litigation are asserted or commenced against us arising from or related to contractual matters, intellectual property matters, product warranties and personnel and employment disputes. As to such claims and litigation, we can give no assurance that we will prevail. However, we currently do not believe that the ultimate outcome of any pending matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Bouygues Telecom, S.A. vs. Tekelec

In February 2005, Bouygues Telecom, S.A. ("Bouygues"), a French telecommunications operator, filed a complaint against us seeking damages for losses caused by a service interruption that Bouygues experienced in its cellular telephone network in November 2004. Jury selection was held on February 27, 2007, with a trial scheduled to commence in March 2007 in Greenville, North Carolina. Prior to the commencement of that trial, Tekelec and Bouygues signed a settlement agreement to end the litigation.

The terms of the settlement agreement are confidential; however, as part of the settlement, we agreed to provide $5.0 million in credits to Bouygues which it can apply to its purchases of products and services from us. The remaining terms of the settlement did not, and are not expected to, have a material impact on our operating results, financial position or cash flows. The settlement agreement also provides for mutual releases and the dismissal of the lawsuit with prejudice.

In connection with this litigation and settlement, in the first quarter of 2007 we incurred approximately $670,000 in legal expenses, net of insurance reimbursement. We have recorded the $5.0 million of credits as an increase in warranty expense, and reflected the associated obligations related to the credits in deferred revenue as of March 31, 2007.

Note 11 — Stock-Based Compensation

Effective January 1, 2006, we account for our employee stock-based compensation plans using the fair value method, as prescribed by Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). Accordingly, we estimate the grant date fair value of our stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. To estimate the fair value of our stock option awards and employee stock purchase plan shares we currently use the Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models available today, including future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by our employees may vary significantly from the amounts expensed in our financial statements. For restricted stock or restricted stock unit awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize this fair value to compensation expense over the requisite service period or vesting term.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended March 31, 2007 and 2006 such that expense was recorded only for those stock-based awards that are expected to vest.

Total stock-based compensation recognized in our condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Three months ended March 31, 2007
Cost of goods sold	$477	$42	$519
Research and development	993	21	1,014
Sales and marketing	906	111	1,017
General and administrative	1,616	570	2,186
Total continuing operations	3,992	744	4,736
Discontinued operations	2,840	74	2,914
Total	$6,832	$818	$7,650

Three months ended March 31, 2006
Cost of goods sold	$706	$-	$706
Research and development	1,507	-	1,507
Sales and marketing	1,515	-	1,515
General and administrative	1,691	345	2,036
Total continuing operations	5,419	345	5,764
Discontinued operations	4,115	-	4,115
Total	$9,534	$345	$9,879

Note 12 — Operating Segment Information

We are organized into two major operating groups: the Network Signaling Group and the Communications Software Solutions Group. As discussed in Note 2, on April 21, 2007 we sold our SSG business unit, which was previously reported as our SSG operating segment; and on July 6, 2006 we sold our IEX business unit, which was previously reported as our IEX operating segment. Prior period segment information below has been adjusted to conform to our current organization.

Network Signaling Group. Our Network Signaling Group products help direct and control voice and data communications. They enable carriers to establish, control and terminate calls. They also enable carriers to offer intelligent services, which include any services other than the call or data transmission itself. Examples of such services include products such as voice messaging, text messaging, toll free calls (e.g., "800" calls), prepaid calling cards, and number portability.

Communications Software Solutions Group. Our Communications Software Solutions Group is focused on providing network-related intelligence products and services to telecommunications operators. These products and services enable operators to monitor their service and network performance by accessing and analyzing critical business data such as call volumes, subscriber behavior and traffic types and volumes. As part of our communications software portfolio, we offer call management, revenue assurance, monitoring, network optimization, quality of service and marketing intelligence applications. In addition, as more network providers transition from circuit to packet technology, we offer products and services that enable operators to monitor their service and network performance during the transition, helping to speed up the implementation of packet networks, while lowering the transition risk.

Transfers between operating groups are made at prices reflecting market conditions. The allocation of revenues from external customers by geographical area is determined by the destination of the sale.

Revenues and income (loss) from operations for each of our operating segments are as follows (in thousands):

	Revenues
	Three Months Ended
	March 31,
	2007	2006
Network Signaling Group	$91,296	$55,238
Communications Software Solutions Group	17,497	9,677
Intercompany Eliminations	-	(63)
Total net revenues	$108,793	$64,852

	Income (Loss)
	from Operations
	Three Months Ended
	March 31,
	2007	2006
Network Signaling Group	$23,366	$5,460
Communications Software Solutions Group	(8,247)	(4,085)
Unallocated expense related to Switching Solutions Group(1)	-	(3,981)
General Corporate(2)	(12,765)	(15,653)
Total income (loss) from operations(3)	$2,354	$(18,259)

(1)

Prior to the disposition of our SSG business, we allocated certain sales, marketing and customer service overhead costs to each reporting unit based on orders. Due to actual costs eliminated as a result of the SSG sale being lower than costs allocated to SSG, certain costs previously associated with the SSG business unit were retained by us. Accordingly, these costs were not eliminated with the disposition of SSG and are reported as part of continuing operations.

(2)

General Corporate includes acquisition-related charges and amortization of $0.6 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively, as well as other corporate expenses not specifically allocated to operating segments or specifically used by operating segment management to evaluate segment performance.

(3)

Income (loss) from operations for the three months ended March 31, 2007 and 2006 has been reduced by $4.7 million and $5.8 million, respectively, of stock-based compensation. The following table reflects the stock-based compensation expense included above (in thousands):

	Stock-Based Compensation
	Three Months Ended
	March 31,
	2007	2006
Network Signaling Group	$1,903	$2,971
Communications Software Solutions Group	874	750
Unallocated expense related to Switching Solutions Group(1)	-	335
General Corporate	1,959	1,708
Total stock-based compensation	$4,736	$5,764

(1)

Included in this line is stock-based compensation expense previously allocated to the Switching Solutions Group business unit which we sold in the second quarter of 2007. This expense was not eliminated with the disposition of SSG and is reported as part of continuing operations.

Enterprise-Wide Disclosures

The following table sets forth, for the periods indicated, revenues from external customers by principal product line (in thousands):

	Revenues from
	External Customers
	Three Months Ended
	March 31,
	2007	2006
Network Signaling Group	$91,296	$55,238
Communications Software Solutions Group	17,497	9,614
Total net revenues	$108,793	$64,852

We conduct business in a number of foreign countries and are organized into three geographic regions. The three regions are: (1) North America, comprised of the United States and Canada, (2) "EAAA," comprised of Europe and the Middle East, Asia Pacific (including China and India), Africa and Australia and (3) "CALA," comprised of the Caribbean and Latin America, including Mexico. Prior to the third quarter of 2006, EAAA was presented as two separate geographic territories, (i) Europe, the Middle East and Africa and (ii) Asia Pacific (including China and India). The following table sets forth, for the periods indicated, revenues from external customers by geographic territory (in thousands):

	Revenues from External Customers
	By Geographic Region
	Three Months Ended
	March 31,
	2007	2006
North America(1)	$58,640	$51,611
EAAA	21,436	5,489
CALA	28,717	7,752
Total revenues from external customers	$108,793	$64,852

(1)	North America includes revenues in the United States of $52,087 and $46,836 for the three months ended March 31, 2007 and 2006, respectively.

The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment, investment in a privately held company and other assets by geographic region (in thousands):

	Long-Lived Assets
	By Geographic Region
	March 31,	December 31,
	2007	2006
United States	$41,387	$43,016
Other	4,159	3,243
Total long-lived assets	$45,546	$46,259

For the three months ended March 31, 2007 and March 31, 2006, the merged AT&T entities (comprised of AT&T, Cingular, SBC Communications, Inc. and others) represented 20% and 15%, respectively, of our revenue. This revenue was generated primarily by our NSG business unit.

Telmex accounted for 12% of our first quarter 2007 revenues and was generated by our NSG and CSSG business units. We did not recognize any revenue from this customer in prior periods.

Revenues from Verizon accounted for 16% of our 2006 first quarter revenues and were primarily generated by our NSG business unit. For the three months ended March 31, 2007, Verizon represented less than 10% of our revenue.

Note 13 — Earnings Per Share - Continuing Operations

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) from continuing operations per share computations for the three months ended March 31, 2007 and 2006 (in thousands, except per share amounts):

	Income
	(Loss) from
	Continuing
	Operations	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2007:
Basic income from continuing operations per share	$3,000	68,914	$0.04
Effect of Dilutive Securities	-	1,334
Effect of "if-converted" method applied to Convertible Notes	-	-
Diluted income from continuing operations per share	$3,000	70,248	$0.04

For the Three Months Ended March 31, 2006:
Basic loss from continuing operations per share	$(10,266)	66,833	$(0.15)
Effect of Dilutive Securities	-	-
Effect of "if-converted" method applied to Convertible Notes	-	-
Diluted loss from continuing operations per share	$(10,266)	66,833	$(0.15)

The computation of diluted earnings (loss) from continuing operations per share excludes unexercised stock options, restricted stock units ("RSUs"), and potential shares issuable upon conversion of our senior subordinated convertible notes that are anti-dilutive. The following common stock equivalents were excluded from the earnings (loss) from continuing operations per share computation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Weighted average number of stock options and SARs excluded
due to the exercise price exceeding the average fair value of our
common stock during the period	13,241	18,034
Weighted average number of stock options, SARs, RSUs and
restricted stock, calculated using the treasury stock method, that
were excluded due to the reporting of a net loss for the period	-	1,402
Shares issuable upon conversion of our long-term convertible debt	6,361	6,361
Total common stock equivalents excluded from diluted net
income (loss) from continuing operations per share computation	19,602	25,797

There were no transactions subsequent to March 31, 2007, which, had they occurred prior to April 1, 2007, would have changed materially the number of shares in the basic or diluted earnings (loss) from continuing operations per share computations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview of Our Business and Products

We are a global provider of telecommunications network systems and software applications, which we design, develop, manufacture, market, sell and support. Our applications include high performance, network-centric, mission critical applications for signaling and session control; and complementary applications that enable service providers to better measure, manage, and monetize the communication services they provide. Our network applications enable our customers to optimize their network efficiency and performance and to provide basic and enhanced voice and data services to their subscribers. Our customers include traditional landline telecommunications carriers, mobile communications operators, emerging competitive service providers and cable television service providers who are offering communication services.

We derive our revenues primarily from the sale or license of telecommunications network systems and software applications and related professional services, such as installation, training, and customer support, including customer post-warranty service contracts and our TekelecCare offering. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer's credit standing and our history with the customer.

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

Operating Segments

We are organized into two operating groups: the Network Signaling Group and the Communications Software Solutions Group. As discussed in Note 2 to our accompanying unaudited condensed consolidated financial statements, on April 21, 2007 we sold our SSG business unit, which was previously reported as the SSG operating segment; and on July 6, 2006 we sold our IEX business unit, which was previously reported as the IEX operating segment. Prior period segment information below has been adjusted to conform to our current organization.

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

Discontinued Operations

As further discussed in Note 2 to our accompanying unaudited condensed consolidated financial statements, during the first quarter of 2007 we entered into an agreement to sell our SSG business to GENBAND Inc. and during the second quarter of 2006 we sold our IEX business to NICE Systems Ltd. These businesses were classified as discontinued operations and their financial results are reported separately as discontinued operations for all periods presented.

The following table represents the financial results of SSG and IEX businesses included in discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenues	$20,982	$42,614
Income (loss) from discontinued operations before
provision for income taxes	$(25,882)	$(9,898)
Provision for income taxes	(9,690)	(3,655)
Income (loss) from discontinued operations, net of income taxes	(16,192)	(6,243)
Write-down of discontinued operations, net of taxes	(37,280)	-
Loss (gain) from discontinued operations, net of taxes	$(53,472)	$(6,243)

Internal Controls and Corporate Governance

We consider our internal control over financial reporting a high priority and continually review all aspects and make improvements in our internal control. Our executive management is committed to ensuring that our internal control over financial reporting is complete, effective and appropriately documented. In the course of our evaluation of our internal control, we seek to identify material errors or control problems and to confirm that the appropriate corrective actions, including process improvements, are being undertaken. We also seek to deal with any control matters in this evaluation, and in each case if a problem is identified, we consider what revision, improvement or correction to make in accordance with our ongoing procedures. Our continued objective is to maintain our internal control as a set of dynamic systems that change (including improvements and corrections) as conditions warrant.

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

Operating Environment and Key Factors Impacting our 2007 Results

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

Convergence has a wide variety of meanings within the communications industry. The term convergence encompasses: (a) the convergence of circuit and packet-based technologies to support voice services (voice transported over IP and SS7 signaling transported over IP); (b) the convergence of mobile networks and fixed networks and the associated flexibility of accessing networks utilizing a variety of subscriber devices; (c) the convergence of widely utilized information technologies with proprietary legacy telecommunications technologies; and (d) the convergence of basic voice and data services and enhanced multimedia services.

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

While this trend is global in nature, there remain considerable differences by geography in the Public Switched Telephone Networks ("PSTN"), Public Land Mobile Networks ("PLMN") and Internet maturity, as well as in the economic opportunities that service providers are attempting to capitalize upon. These differences generally affect the decision as to when and how service providers adopt newer technologies and commence their transition to a converged network. As a result, we expect adoption and, thus, demand for the networking technologies to vary from market to market, and current state, transitional state and future state networks to overlap for a considerable period of time. We believe that there will likely be instances of all three network states, or hybrid networks, concurrently owned and operated by a single service provider, especially the larger providers who own networks in several markets. For example, service providers operating current state networks in emerging markets will need to interoperate with service providers operating transitional networks and converged networks in maturing markets. Finally, service providers must be able to measure performance, manage the quality and availability of service and monetize the newer services in and across current, transition and future state networks.

Our products and services provide our customers with what we believe to be key components to successfully migrate to IMS. In 2006 and the first quarter of 2007, we experienced significant growth in overall revenues from our products and services deployed in traditional network structures. We believe our expertise in network signaling, coupled with our increasing abilities to provide our customers expanded products and services geared for a next-generation network environment, positions us well to pursue the opportunities that the migration to IMS presents.

Also impacting our results in 2007 has been the recent wide-spread consolidation among service providers, as they attempt to take advantage of increased economies of scale or position themselves to offer both wireline and wireless services at reduced costs. We believe the recent consolidation among service providers may have resulted in the delay of orders from our customers during the first quarter of 2007. We believe this is a short term consequence and may actually provide us with increased opportunities to expand our presence in the merged companies and a resulting increase in future orders once our customers complete the integration of the merged companies.

Summary of Operating Results and Key Financial Metrics

The following is a brief summary of our performance relative to certain key financial metrics for our continuing operations (i.e., excluding SSG and IEX) as of and for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 (in thousands, except earnings (loss) per share and days sales outstanding, or DSO):

	Three Months Ended March 31,
	2007	2006
Statement of operations statistics:
Revenues	$108,793	$64,852
Orders	$79,206	$86,439
Backlog	$360,014	$458,455
Operating income (loss) from continuing operations	$2,354	$(18,259)
Diluted earnings (loss) per share from continuing operations	$0.04	$(0.15)
Operating cash flows from continuing operations	$24,207	$25,441

	March 31,	December 31,
	2007	2006
Balance sheet statistics:
Cash, cash equivalents and investments	$450,046	$424,374
Accounts receivable, net	$99,173	$133,050
Days sales outstanding (DSO)	60	60
Deferred revenue	$173,300	$195,830
Working capital	$456,594	$482,384
Shareholders' equity	$457,259	$494,241

Revenues increased by 68% to $108.8 million in the first quarter of 2007 from $64.9 million in the first quarter of 2006. The growth in quarterly revenues was due to increases in revenues from both our NSG and CSSG business units driven by our success in increasing sales in foreign markets, particularly in the EAAA and CALA regions. Additionally, in the first quarter of 2006, revenue was negatively impacted by several large orders awaiting the delivery of a new software release that was completed during the third quarter of 2006. The timing of shipments, including those related to this software release, resulted in revenue being deferred in the first quarter of 2006 until all elements were delivered.

Orders declined on a year-over-year basis by 8% from $86.4 million to $79.2 million, primarily due to (i) several orders being delayed to the second quarter of 2007 and (ii) the continued consolidation within our customer base, resulting in orders being delayed as the combined companies finalize their capital spending plans. While orders declined on a year-over-year basis, we have a strong pipeline of potential orders and currently believe that orders for the full year 2007 will increase over orders in 2006 resulting in a positive book-to-bill ratio (i.e., orders relative to revenue).

Backlog has declined by $98.4 million from March 31, 2006 to March 31, 2007, principally due to (i) the year-over-year decline in orders over the respective trailing twelve month periods and (ii) a renewed focus on converting backlog to revenue as quickly as possible, including the adoption of new compensation policies and new procedures, while ensuring we meet all customer deliverables.

Operating Income from Continuing Operations increased significantly from an operating loss in the first quarter of 2006 of ($18.3) million to operating income of $2.4 million in the first quarter of 2007. This increase was primarily due to increased revenues in the first quarter of 2007 as discussed above coupled with an improvement in gross margin. Offsetting these favorable items were higher operating expenses, particularly in R&D as we continue to invest in our development efforts for new products and product enhancements.

Diluted Earnings per Share from continuing operations for the first quarter of 2007 were also positively impacted by the operating income improvements and the increases in revenue for the reasons discussed above, as well as an increase in other income as a result of higher interest income in the first quarter of 2007.

Operating Cash Flow from continuing operations remained strong in the first quarter of 2007 as a result of strong collections of accounts receivable and the receipt of an income tax refund of approximately $9 million. Partially offsetting these inflows was the conversion of deferred revenue into revenue during the first quarter of 2007.

Cash, Cash Equivalents and Short-Term Investments increased during the three months ended March 31, 2007 by $25.7 million. The majority of this increase was driven by (i) the improvements in operating cash flows discussed above and (ii) proceeds from the issuance of common stock under our equity compensation plans of $8.3 million, partially offset by capital expenditures of $4.1 million.

Accounts Receivable decreased by $33.9 million during the three months ended March 31, 2007 to $99.2 million. This decrease was primarily attributable to significant cash collections in the first quarter of 2007, along with lower billings in the quarter. Our first quarter collections are favorably impacted by the seasonality of our billings, as the fourth quarter of each year is typically our highest quarter of billings. This provides us with a larger base on which to collect in the first quarter of each year. Our Days Sales Outstanding ("DSO") has remained consistent at 60 days as of March 31, 2007 and December 31, 2006. Upon the achievement of certain milestones as defined in our customer contracts, we invoice our customers for deliverables according to the terms of the contract, which often results in the recognition of a receivable prior to the recognition of revenue. As a result, a corresponding amount of deferred revenue is recorded related to the billing. For purposes of calculating DSO, amounts included in deferred revenue related to accounts receivable are netted against such accounts receivable.

Deferred Revenue decreased by $22.5 million, or 12%, from $195.8 million as of December 31, 2006 to $173.3 million as of March 31, 2007, due primarily to (i) the decline in our orders during 2006 and the first quarter of 2007 and (ii) continued improvements in delivering all elements contained in our customer contracts as well as receiving the required acceptances for several large orders.

Working Capital decreased by 5% from $482.4 million as of December 31, 2006 to $456.6 million as of March 31, 2007, primarily due to recognizing the impairment on the SSG assets held for sale of $37.3 million (net of tax), partially offset by (i) a net increase in cash, cash equivalents and short-term investments due to reasons discussed above.

Shareholders' Equity decreased by $36.9 million in the three months ended March 31, 2007 from $494.2 million as of December 31, 2006 to $457.3 million as of March 31, 2007, due primarily to a net loss of ($50.5) million for the period offset by (i) proceeds from the issuance of shares resulting from employee stock option exercises and our employee stock purchase plan of $8.3 million and (ii) increases in common stock resulting from stock-based compensation of $7.6 million, including approximately $2.9 million of stock-based compensation expense attributable to discontinued operations.

Results of Operations

Because the software component of our products is more than incidental to their overall functionality, we recognize revenue under the residual method prescribed by SOP 97-2. As a result, under arrangements with multiple product deliverables, we defer revenue recognition related to partial shipments until all products under the arrangement are shipped and title and risk of loss have passed to the customer.

As a result of following the residual method, the majority of our revenue in any given quarter is derived from our existing backlog of orders. While the timing of revenue recognition from receipt of an order varies from days to multiple years, on average we believe that our orders turn to revenue within six to twelve months, depending on the product line, geographic region and the size of the order. As a result, our near term revenue growth depends significantly on our existing backlog. Our long-term growth is more dependent on growth in orders, or more specifically, our ability to achieve a positive book-to-bill ratio.

Prior to the second quarter of 2006, the focus of our sales, order management and contracting processes and related personnel had been on obtaining large sales orders that, in most cases, included multiple product and/or software deliverables, which we normally delivered over multiple quarters. NSG customers, in particular, placed large orders and we historically focused on customer satisfaction by making partial shipments to meet our customers' requirements. Title and risk of loss passed to the customer prior to the recognition of revenue. In addition, the compensation structure under which our sales force operates was designed to support and promote the pursuit of large orders without regard to the timing of revenue recognition under the residual method dictated by these orders.

Throughout 2006 and early 2007, we evaluated our sales and order processes, and related sales compensation plans, in order to determine how to best align these business processes and plans with our current revenue recognition policies. As a result of our evaluation, we have implemented several new policies and procedures, including a new sales compensation plan. Despite these policy and process improvements, the timing of revenue recognition may continue to vary significantly from quarter to quarter depending on the shipment arrangements and other terms of the orders.

Inasmuch as a majority of the costs incurred within our customer service organization are fixed and do not necessarily fluctuate directly with revenues recognized, a decline in revenues is likely to result in a decrease in our gross margins. In addition, because a significant portion of our operating expenses, such as research and development expenses, sales and marketing expenses, and general and administrative expenses, is fixed and does not fluctuate proportionally with revenue recognized, the amount of such operating expenses as a percentage of revenues may vary significantly from period to period.

Revenues

Revenues in the first quarter of 2007 were $108.8 million, compared with $64.9 million in the first quarter of 2006, representing an increase of 68%. The year-over-year increase in revenues is primarily due to our accelerated conversion of existing backlog within our NSG business unit to revenues and the impact on the timing of revenue recognition from applying the residual method of accounting for multiple element arrangements. In addition, the first quarter of 2006 was significantly impacted by partial shipments on large contracts, including the delay of a major software release until the second half of 2006. Conversely, in the first quarter of 2007, we continued to focus on delivering all the required elements as well as obtaining the required acceptances on several large contracts which resulted in more efficient revenue recognition. As discussed further below, we saw continued growth across the majority of our product lines, with NSG and CSSG growing 65% and 82%, respectively, on a year over year basis.

As previously discussed, in situations where we sell multiple products or sell a combination of integrated products and services that we cannot separate into multiple elements, we may defer revenue recognition until all product shipments are complete and until services essential to the functionality of the product are fulfilled, due to the fact that we follow the residual method of accounting as prescribed by SOP 97-2. Deferred revenue as of March 31, 2007 decreased by $22.5 million, or 12%, from $195.8 million as of December 31, 2006 to $173.3 million as of March 31, 2007. As of March 31, 2007, we have a backlog of orders totaling $360.0 million down from $389.6 million as of December 31, 2006. Backlog has decreased from December 31, 2006 primarily due to our continued focus on implementing new business practices to convert our backlog to revenue in a more expeditious manner coupled with our historical trend of receiving lower orders in the first quarter compared to the last quarter of the previous year. On a sequential basis orders have declined by $59.2 million or 43%, however on a year-over-year basis orders are down only 8%, due in part to several orders that were delayed to the second quarter of 2007. Based on our current review of our existing sales pipeline, we believe that orders will increase on a year-over-year basis during 2007.

We believe that our future revenue growth depends in large part upon a number of factors affecting the demand for our signaling and communications software solutions products. As previously discussed, in situations where we (i) sell multiple products or (ii) sell a combination of integrated products and services that we cannot separate into multiple elements, we are not able to recognize revenue until all of the products are shipped complete. Where the services are essential to the functionality of the product, no revenue can be recognized until the services are completely delivered due to the fact that we follow the residual method of accounting as prescribed by SOP 97-2. As a result, our revenue may vary significantly from period to period. Specifically, no revenue related to a sales arrangement may be recognized until all products in the sales arrangement are delivered, regardless of whether the undelivered product represents an insignificant portion of the arrangement fee.

We establish our expenditure levels based on our expectations as to future sales orders and shipments and the timing of when these orders will turn to revenue. Should these sales orders and shipments and the related timing of revenue recognition fall below our expectations, then such shortfall would cause expenses to be disproportionately high in relation to revenues. Therefore, a drop in near-term demand or the inability to ship an order in its entirety could significantly affect revenues and margins, causing a disproportionate reduction in profits or even losses in any given quarter or year.

The following table sets forth revenues from the three geographic regions in which we generate sales of our products: North America; Europe, the Middle East, Asia Pacific (including India and China), Africa and Australia ("EAAA"); and the Caribbean and Latin America, including Mexico ("CALA") (dollars in thousands):

	For the Three Months Ended
	March 31,		Change
	2007	2006	2006 to 2007
North America	$58,640	$51,611	$7,029	14%
EAAA	21,436	5,489	15,947	291%
CALA	28,717	7,752	20,965	270%
Total revenues	$108,793	$64,852	$43,941	68%

Our revenues increased in the first quarter of 2007 as compared to the first quarter of 2006 in each of the geographic regions in which we operate, primarily due to the strength of our Eagle ISS upgrades and extensions revenue and Eagle ISS initial systems revenue in the EAAA and CALA regions. Increases in revenues from sales of initial systems within our EAAA and CALA regions during the three months ended March 31, 2007 provide an additional base for future revenues from sales of upgrades and extensions. Our North American revenue growth is due primarily to Eagle ISS upgrades and extensions as well as from number portability products.

We operate in two distinct operating segments: NSG and CSSG. In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our operating segments. Revenues from each of our operating segments for the three months ended March 31, 2007 and 2006 are as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2007	2006	2006 to 2007
Network Signaling	$91,296	$55,238	$36,058	65%
% of total revenues	84%	85%
Communications Software Solutions	$17,497	$9,614	$7,883	82%
% of total revenues	16%	15%
Total revenues	$108,793	$64,852	$43,941	68%

Network Signaling Group

NSG revenues for the three months ended March 31, 2007 and 2006 were comprised of the following products and services (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2007	2006	2006 to 2007
Eagle ISS initial systems	$10,405	$13,555	$(3,150)	(23)%
Eagle ISS upgrades and extensions	42,805	25,682	17,123	67%
Local number portability products	8,683	1,043	7,640	733%
Customer extended warranty services	14,497	8,576	5,921	69%
Professional services and other	14,906	6,382	8,524	134%
Total NSG revenues	$91,296	$55,238	$36,058	65%

Our NSG revenues increased 65% overall in the first quarter of 2007 compared with the first quarter of 2006 due primarily to increased sales of our ISS upgrades and extensions, coupled with strong performance in number portability and professional services. Offsetting these positive movements was a net decrease in Eagle ISS initial systems which was the result of growth in the EAAA and CALA regions offset by a decline in the North American region.

Domestically, we derive the majority of NSG's revenue from wireless operators, as wireless networks generate significantly more signaling traffic than wireline networks and, as a result, require significantly more signaling infrastructure. Signaling traffic on our wireless customers' networks in recent years has increased significantly due to several factors, including growth in the number of subscribers, the number of calls made per subscriber, roaming, and the use of advance features, such as text messaging. These factors have necessitated that the wireless operators expand their network capacity, leading to increased demand for our signaling products.

Internationally, in addition to the factors affecting our domestic sales growth described above, NSG's product revenue growth depends on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor and our ongoing ability to meet the signaling requirements of the newly acquired customers. As indicated previously, we continue to expand internationally, with significant growth in our international revenues, particularly within the EAAA and CALA regions. As much of this growth is derived from sales of initial systems, we believe we are building a base for future revenues from our higher margin extension and number portability products.

Communications Software Solutions Group

 CSSG revenues for the three months ended March 31, 2007 and 2006 are principally derived from our Integrated Application Solutions ("IAS") and related transitional products from the Sentinel product line. In the three months ended March 31, 2007, revenues from sales of our IAS products increased as a result of continued success in integrating the former Steleus products into our offerings and in selling these solutions into our existing NSG customer base.

Cost of Sales

In order to better understand our cost structure, we analyze and present our costs and expenses in the categories discussed below:

Cost of goods sold

Cost of goods sold includes (i) materials, labor, and overhead costs incurred internally and paid to contract manufacturers to produce our products, (ii) personnel and other implementation costs incurred to install our products and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for the three months ended March 31, 2007 and 2006 were as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2007	2006	2006 to 2007
Cost of good sold	$51,902	$32,259	$19,643	61%
Revenues	108,793	64,852	43,941	68%
Cost of good sold as a percentage of revenues	48%	50%

Cost of goods sold in dollars increased by 61% in the first quarter of 2007 as compared to the same period in 2006. This net increase was due to (i) the year-over-year increases in revenues of 68% during the three months ended March 31, 2007 and (ii) lower materials costs, partially offset by higher costs from our customer service groups.

As we enter new markets, particularly international markets, our cost of goods sold as a percentage of revenues may fluctuate as the result of our decision to develop new sales channels and customer relationships in these new markets, and also due to price competition. Sales of "initial" systems in international markets typically carry lower margins than both sales domestically and sales of extensions, and to the extent our sales internationally increase at a rate greater than sales within the United States, cost of goods sold as a percentage of revenues is also likely to increase. In addition, changes in the following factors may also affect margins: product mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal and outsourced manufacturing capabilities and efficiencies; foreign currency fluctuations; pricing pressure as we expand internationally; and general economic conditions.

Amortization of Purchased Technology

We consider amortization of purchased technology to be part of general corporate expenses and therefore do not allocate the amortization of purchased technology to individual operating segments. Amortization of purchased technology for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Amortization of purchased technology related to:
iptelorg	$105	$105
Steleus	482	482
Total	$587	$587

Research and Development Expenses

Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for the three months ended March 31, 2007 and 2006 (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2007	2006	2006 to 2007
Research and development	$22,207	$17,998	$4,209	23%
Percentage of revenues	20%	28%

The following is a summary of the year-over-year fluctuations in our research and development expenses during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 (in thousands):

2006 to 2007
Increase (decrease) in:
Salaries and benefits	$518
Incentive compensation	508
Stock-based compensation	(498)
Consulting and professional services	1,942
Facilities and depreciation	1,312
Other	427
Total	$4,209

We have made and intend to continue to make substantial investments in product and technology development, and we believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness. The increase in consulting and professional services reflects our continued outsourcing efforts for new product development as we continue to seek global partnerships aimed at more cost effective product development. The increase in salaries and benefits included in research and development expenses also reflects increased investment in key internal resources and our annual merit increase, which is effective in April of each year. Additionally, facilities and depreciation costs included in research and development expenses increased in 2007 due primarily to the expansion of our occupied space within our corporate headquarters dedicated to research and development activities, along with additional depreciation related to equipment acquired in 2006 and the first three months of 2007. Incentive compensation increased for the first quarter of 2007 compared to the same period in 2006, primarily as a result of improved operating performance.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including (i) salaries, commissions and related costs, (ii) outside contract personnel, (iii) facilities costs and (iv) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for the three months ended March 31, 2007 and 2006 (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2007	2006	2006 to 2007
Sales and marketing expenses	$18,665	$17,553	$1,112	6%
Percentage of revenues	17%	27%

The following is a summary of the year-over-year fluctuation in our sales and marketing expenses during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 (in thousands):

2006 to 2007
Increase (decrease) in:
Salaries and benefits	$(182)
Sales commissions	1,309
Incentive compensation	635
Stock-based compensation	(498)
Travel	(349)
Other	197
Total	$1,112

The increase in sales and marketing expenses in the first quarter of 2007 was primarily attributable to increased sales commissions and other incentive compensation resulting from the increase in revenue and operating income during 2007. Partially offsetting these increases in sales and marketing expense were decreases in salaries and benefits, stock-based compensation, and travel, primarily due to reductions in sales and marketing personnel.

General and Administrative Expenses

General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, business development, finance, information technology and human resources personnel) and consist of (i) salaries and related compensation costs, (ii) consulting and other professional services (e.g., litigation and other outside counsel fees, audit fees and costs associated with compliance with the Sarbanes-Oxley Act of 2002), (iii) facilities and insurance costs, and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for the three months ended March 31, 2007 and 2006 (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2007	2006	2006 to 2007
General and administrative expenses	$13,032	$14,080	$(1,048)	(7)%
Percentage of revenues	12%	22%

The following is a summary of the year-over-year fluctuation in our general and administrative expenses during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 (in thousands):

2006 to 2007
Increase (decrease) in:
Salaries and benefits	$623
Incentive compensation	831
Stock-based compensation	151
Consulting and professional services	(976)
Supplies	(328)
Facilities and depreciation	(1,363)
Other	14
Total	$(1,048)

The decrease in general and administrative expenses in the first quarter of 2007 was primarily driven by (i) a decrease in facilities and depreciation as we continue to consolidate our general and administrative personnel into reduced space, (ii) a decrease in consulting and professional services that resulted from our settling the Bouygues litigation during the quarter and the absence in 2007 of the non-recurring fees associated with 2006 restatement activities. In addition, included in general and administrative expenses during the first quarter of 2007 are approximately $1.9 million of one-time expense reductions related to (i) reimbursement of $0.9 million of legal fees incurred during 2006 in connection with a dispute over a previously leased facility (included in "consulting and professional services" in the above table), (ii) reimbursement of $0.5 million of certain taxes previously recorded in 2006 (included in "other" in the above table), and (iii) certain other one-time cost reductions estimated at $0.5 million (included in "facilities and depreciation" in the above table). We intend to continue to focus on improving the efficiency of our operations by examining the way in which we operate in order to identify opportunities for cost reductions.

Partially offsetting the above decreases in general and administrative expenses in the first three months of 2007 were increases in personnel-related costs, including salaries and benefits, incentive compensation and stock-based compensation. Salaries and benefits and stock-based compensation increased due to the increase in headcount within our general and administrative organization to support the continued growth of our operations, both domestically and internationally. In addition, due to our improved operating performance in 2007 compared to 2006, incentive compensation increased during the first quarter of 2007 as compared to the first quarter of 2006.

Amortization of Intangible Assets

As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
iptelorg	$20	$35
Steleus	26	437
Total	$46	$472

The decrease in amortization of intangible assets for the first quarter of 2007 is due to fully amortizing certain trademark, customer relationship and non-compete intangibles as of December 31, 2006 related to our Steleus acquisition.

Restructuring and Other Costs

In connection with the disposition of our SSG business unit and related restructuring (the "SSG Restructuring") discussed in Note 2 to the accompanying unaudited condensed consolidated financial statements, we incurred $10.4 million of restructuring costs, consisting primarily of employee severance and associated benefit costs, in the first quarter of 2007. The SSG Restructuring involved the termination of approximately 165 full time positions that directly or indirectly supported our SSG business unit. These costs are reflected in discontinued operations in the accompanying unaudited condensed consolidated statement of operations. We expect to incur additional restructuring charges of approximately $7.0 million in the remainder of 2007 associated with our disposition of SSG, primarily consisting of certain lease exit costs resulting from our vacating the facilities previously utilized by SSG.

In the first quarter of 2006 we incurred $162,000 of costs associated with the 2005 relocation of our corporate headquarters from Calabasas, California to Morrisville, North Carolina.

Other Income and Expense

For the three months ended March 31, 2007 and 2006, other income and expenses were as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2007	2006	2006 to 2007
Interest income	$3,940	$1,649	$2,291	139%
Interest expense	(895)	(922)	27	-3%
Gain on sale of investments	138	1,793	(1,655)	-92%
Other, net	(726)	(568)	(158)	28%
Other income (expense), net	$2,457	$1,952	$505	26%

Interest Income and Expense. Interest income increased during the three months ended March 31, 2007 due to higher average cash and short-term investment balances primarily due to the proceeds of $201.5 million received from the sale of IEX and increased cash flow from operations and higher interest rates in 2007 compared to the first quarter of 2006.

Gain (loss) on Investments. The decrease in gain on investments is due to a one time gain on the release of escrowed Alcatel-Lucent shares in the first quarter of 2006.

Other, net. Other, net for the three months ended March 31, 2007 and 2006 consists primarily of foreign currency exchange gains net of losses on foreign currency forward contracts used to hedge our exposure to foreign currency risks and translation adjustments from consolidating our international subsidiaries. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. Dollar and will therefore be exposed to greater risk related to foreign currency fluctuation and translation adjustments.

Provision for Income Taxes

The income tax provision (benefit) on continuing operations for the three months ended March 31, 2007 and 2006 was approximately $1.8 million and $(6.0) million, respectively. The effective tax rates on continuing operations for the three months ended March 31, 2007 and 2006 were 38% and 37%, respectively.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). As a result of the adoption of FIN 48, we did not record an adjustment to the balance of retained earnings as of January 1, 2007. As of January 1 and March 31, 2007, the total amount of unrecognized income tax benefits was $12.1 million and $12.8 million, (including interest and penalties), respectively. A change in estimate relating to any of these unrecognized tax benefits could have a material impact on the Company's effective tax rate.

Liquidity and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital decreased by 5% from $482.4 million as of December 31, 2006 to $456.6 million as of March 31, 2007, primarily due to recognizing the impairment on the SSG assets held for sale, offset by a net increase in cash, cash equivalents and short-term investments resulting from positive cash flows from operations. With our working capital position, we believe that we have the flexibility to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

The principal components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, accounts receivable, reduced by trade accounts payable, accrued expenses, accrued payroll and related expenses and the current portion of deferred revenues. Our cash, cash equivalents and short-term investments were $450.0 million and $424.4 million as of March 31, 2007 and December 31, 2006, respectively. In addition, as of March 31, 2007, we had a $30.0 million line of credit collateralized by a pledged investment account held with an intermediary financial institution. As of March 31, 2007, there were no outstanding borrowings under this facility; however, we had utilized approximately $76,000 of the facility to secure a letter of credit.

As of March 31, 2007, our short-term investments generally had investment grade ratings and any such investments that were in an unrealized loss position at March 31, 2007 were in such position solely due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis on these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the investee, and our ability and intent to hold the investment until maturity, if a debt security, or for a period of time which may be sufficient for anticipated recovery in market value. The declines in our securities are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of March 31, 2007.

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. In June of 2008 our $125.0 million convertible debt (the "Convertible Debt") will become due, which we intend to repay from our working capital, if not converted to common stock prior to such repayment. Our liquidity, however, could be negatively impacted if revenues decrease due to a decline in demand for our products or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, or due to potential future investment decisions by us, or due to settlements or judgments in current or future potential litigation, and/or other factors. We did not repurchase any of our common stock during the three months ended March 31, 2007.

Cash Flows

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities:

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations was $24.2 million and $25.4 million for the three months ended March 31, 2007 and 2006, respectively.  Our cash flows from continuing operations were primarily derived from (i) our earnings from ongoing operations prior to non-cash expenses such as depreciation, amortization, bad debt, write-downs of inventory and non-cash impairment charges; (ii) the tax benefit related to the exercise of employee stock options, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital, which are primarily composed of changes in accounts receivable, inventories, deferred revenue and associated deferred costs, accounts payable, accrued expenses and accrued payroll and related expenses.

We currently anticipate that we will generate positive cash flow from continuing operations during 2007. Our ability to meet this expectation depends on our ability to achieve positive earnings. Our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to technological changes and increasing competition, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Cash Flows from Investing Activities

Net cash used in investing activities of continuing operations was $33.3 million and $31.0 million for the three months ended March 31, 2007 and 2006, respectively. Our investing activities cash flow primarily relates to purchases and sales of investments and purchases of property and equipment. For the three months ended March 31, 2007, we invested $29.3 million in short-term investments (net of proceeds from sales) compared to $28.5 million during the three months ended March 31, 2006. The primary source of the funds used in both the three months ended March 31,

2007 and 2006 was from our cash flows from operations. Our investment in new property and equipment and technology amounted to $4.1 million and $4.2 million during the three months ended March 31, 2007 and 2006, respectively.

We continue to closely monitor our capital expenditures, while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our workforce. Accordingly, we expect our total capital expenditures to be between $30.0 million and $35.0 million for 2007.

Cash Flows from Financing Activities

Net cash provided by financing activities was $9.8 million and $4.1 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, our financing activities consisted primarily of proceeds of $9.8 million and $4.2 million, respectively, from the issuance of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises.

Critical Accounting Policies

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the derecognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in no impact to the January 1, 2007 balance of retained earnings. Our policy for the classification of interest and penalties related to income tax exposures was not impacted as a result of the adoption of FIN 48, and we will continue to recognize interest and penalties as incurred as a component of "Provision for (benefit from) income taxes" in our unaudited condensed consolidated statements of operations.

Recent Accounting Pronouncements

Fair Value Option. In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "Fair Value Option"). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of Retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

Fair Value Measurement. In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

The statements that are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "will," "intend," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are sometimes used to identify forward-looking statements. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to and involve certain risks and uncertainties. There can be no assurance that our actual future performance will meet management's expectations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 Form 10-K") and our other filings with the SEC, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from management's current expectations include, among others:

  impact on the Company's net loss and cash flows as a result of changes in the valuation in the Genband common stock received in the sale of the SSG Business and estimated restructuring costs;
  the risk that the Company will not realize all the benefits of its restructuring activities and the cost savings contemplated as a result of our sale of the SSG Business;
  the risk that the Company's financial results for the full year 2007 or any quarter therein will not meet the Company's expectations;
  overall telecommunications spending, changes in general economic conditions, unexpected changes in economic, social, or political conditions in the countries in which we operate;
  the timing of significant orders and shipments, the timing of revenue recognition under the residual method of accounting, and the lengthy sales cycle for our product;
  the timing of the convergence of voice and data networks;
  the success or failure of strategic alliances or acquisitions with those of the Company;
  litigation or regulatory matters and the costs and expenses associated therewith;
  the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks, the capital spending patterns of customers, and the dependence on wireless customers for a significant percentage and growth of our revenues;
  the timely development and introduction of new products and services, the product mix and the geographic mix of our revenues and the associated impact on gross margins and operating expenses;
  market acceptance of new products and technologies, carrier deployment of intelligent network services, and the ability of our customers to obtain financing;
  the level and timing of research and development expenditures and sales, marketing and compensation expenses, regulatory changes, compliance with industry standards and certifications and other risks described in our 2006 Form 10-K and in other SEC filings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included in our 2006 Form10-K. Our exposures to market risk have not changed materially since December 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management's evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the quarter covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 Form 10-K "). The following information supplements the information concerning the Company's legal proceedings disclosed in the 2006 Form 10-K.

Litigation

From time to time, various claims and litigation are asserted or commenced against us arising from or related to contractual matters, intellectual property matters, product warranties and personnel and employment disputes. As to such claims and litigation, we can give no assurance that we will prevail. However, we currently do not believe that the ultimate outcome of any pending matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Bouygues Telecom, S.A. vs. Tekelec

In February 2005, Bouygues Telecom, S.A. ("Bouygues"), a French telecommunications operator, filed a complaint against us seeking damages for losses caused by a service interruption that Bouygues experienced in its cellular telephone network in November 2004. Jury selection was held on February 27, 2007, with a trial scheduled to commence in March 2007 in Greenville, North Carolina. Prior to the commencement of that trial, Tekelec and Bouygues signed a settlement agreement to end the litigation.

The terms of the settlement agreement are confidential; however, as part of the settlement, we agreed to provide $5.0 million in credits to Bouygues which it can apply to its purchases of products and services from us. The remaining terms of the settlement did not, and are not expected to, have a material impact on our operating results, financial position or cash flows. The settlement agreement also provides for mutual releases and the dismissal of the lawsuit with prejudice.

In connection with this litigation and settlement, in the first quarter of 2007 we incurred approximately $670,000 in legal expenses, net of insurance reimbursement. We have recorded the $5.0 million of credits as an increase in warranty expense, and reflected the associated obligations related to the credits in deferred revenue as of March 31, 2007.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A of Part I of our 2006 Form 10-K.

Item 1. Exhibits
Exhibit No.	Description

3.1	Amended and Restated Bylaws, as amended by Amendment No. 1 thereto dated November 21, 2006 and Amendment No. 2 thereto dated March 19, 2007 (1)

10.1	Severance Agreement effective April 21, 2007 between the Company and Jay F. Whitehurst (1)

10.2	Employment Agreement effective March 21, 2007 between the Company and Stuart H. Kupinsky (1)

10.3

Acquisition Agreement dated as of March 20, 2007 between the Company and GENBAND Inc., including Amendment No. 1 thereto dated as of April 21, 2007 (schedules and attachments are omitted, and the Company agrees to furnish supplementally a copy of any such schedule or attachment to the Securities and Exchange Commission upon request) (2)

10.4	Summary of 2007 Compensation Arrangements for Named Executive Officers, effective January 1, 2007 (1)

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith.
(2)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-15135) dated April 21, 2007, as filed with the Securities and Exchange Commission on April 26, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TEKELEC
Date: May 9, 2007	/s/ FRANCO PLASTINA

Franco Plastina
President and Chief Executive Officer

Date: May 9, 2007	/s/ WILLIAM H. EVERETT

William H. Everett
Executive Vice President and Chief Financial Officer

Date: May 9, 2007	/s/ GREGORY S. RUSH

Gregory S. Rush
Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws, as amended by Amendment No. 1 thereto dated November 21, 2006 and Amendment No. 2 thereto dated March 19, 2007 PDF as a courtesy

10.1	Severance Agreement effective April 21, 2007 between the Company and Jay F. Whitehurst PDF as a courtesy

10.2	Employment Agreement effective March 21, 2007 between the Company and Stuart H. Kupinsky PDF as a courtesy

10.3

Acquisition Agreement dated as of March 20, 2007 between the Company and GENBAND Inc., including Amendment No. 1 thereto dated as of April 21, 2007 (schedules and attachments are omitted, and the Company agrees to furnish supplementally a copy of any such schedule or attachment to the Securities and Exchange Commission upon request)

10.4	Summary of 2007 Compensation Arrangements for Named Executive Officers, effective January 1, 2007 PDF as a courtesy

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy