Form 10-Q
period 2007-06-30
TEKELEC
filed 2007-08-08
CIK 790705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
YES    ☒        NO    ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer    ☒                           Accelerated filer    ☐                           Non-accelerated filer    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      As of July 30, 2007 there were 71,281,726 shares of the registrant's common stock, without par value, outstanding.

Note: PDF provided as a courtesy

TEKELEC
TABLE OF CONTENTS
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TEKELEC
Unaudited Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2007	2006
ASSETS	(Thousands, except share data)
Current assets:
Cash and cash equivalents	$46,557	$45,329
Short-term investments, at fair value	418,227	379,045
Total cash, cash equivalents and short-term investments	464,784	424,374
Accounts receivable, net	89,513	133,050
Inventories	25,322	25,739
Income tax receivable	25,876	14,665
Deferred income taxes	25,502	27,671
Deferred costs and prepaid commissions	41,427	55,110
Prepaid expenses and other current assets	11,279	26,133
Receivable from Genband	505	-
Assets of discontinued operations	-	118,341
Total current assets	684,208	825,083
Property and equipment, net	32,942	36,398
Investments in privately-held companies	18,553	7,322
Deferred income taxes, net	75,251	51,496
Other assets	2,380	2,539
Goodwill	26,876	26,876
Intangible assets, net	18,277	19,543
Total assets	$858,487	$969,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$26,706	$27,316
Accrued expenses	43,030	55,665
Accrued payroll and related expenses	21,652	28,733
Current portion of deferred revenues	148,661	189,994
Convertible debt	125,000	-
Liabilities associated with SSG	5,330	-
Liabilities of discontinued operations	-	40,991
Total current liabilities	370,379	342,699
Deferred income taxes	1,381	1,481
Long-term portion of deferred revenues	10,108	5,836
Long-term convertible debt	-	125,000
Other long-term liabilities	8,691	-
Total liabilities	390,559	475,016

Commitments and Contingencies (Note 10)

Shareholders' equity:
Common stock, without par value, 200,000,000 shares authorized;
70,648,940 and 68,728,986 shares issued and outstanding, respectively	353,969	322,620
Retained earnings	113,476	171,722
Accumulated other comprehensive income (loss)	483	(101)
Total shareholders' equity	467,928	494,241
Total liabilities and shareholders' equity	$858,487	$969,257

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Thousands, except per share data)
Revenues	$109,984	$119,098	$218,777	$183,950
Cost of sales:
Cost of goods sold	46,774	37,763	98,676	70,022
Amortization of purchased technology	592	587	1,179	1,174
Total cost of sales	47,366	38,350	99,855	71,196
Gross profit	62,618	80,748	118,922	112,754
Operating expenses:
Research and development	24,064	19,104	46,271	37,102
Sales and marketing	18,309	19,384	36,974	36,937
General and administrative	14,762	16,039	27,794	30,119
Restructuring and other	2,511	1,920	2,511	2,082
Amortization of intangible assets	48	472	94	944
Total operating expenses	59,694	56,919	113,644	107,184
Income from operations	2,924	23,829	5,278	5,570
Other income (expense), net:
Interest income	4,355	1,878	8,295	3,527
Interest expense	(956)	(859)	(1,851)	(1,781)
Gain on sale of investments	85	-	223	1,793
Other income (expense), net	(1,118)	217	(1,844)	(351)
Total other income, net	2,366	1,236	4,823	3,188
Income from continuing operations before provision for
income taxes	5,290	25,065	10,101	8,758
Provision for income taxes	1,517	9,374	3,328	3,333
Income from continuing operations	3,773	15,691	6,773	5,425
Loss from discontinued operations, net of taxes	(11,547)	(1,141)	(65,019)	(7,384)
Net income (loss)	$(7,774)	$14,550	$(58,246)	$(1,959)

Earnings per share from continuing operations:
Basic	$0.05	$0.23	$0.10	$0.08
Diluted	0.05	0.22	0.10	0.08

Loss per share from discontinued operations:
Basic	$(0.17)	$(0.02)	$(0.94)	$(0.11)
Diluted	(0.16)	(0.02)	(0.92)	(0.11)

Earnings (loss) per share:
Basic	$(0.11)	$0.22	$(0.84)	$(0.03)
Diluted	(0.11)	0.20	(0.82)	(0.03)

Weighted average number of shares outstanding
continuing operations:
Basic	69,938	66,933	69,426	66,883
Diluted	71,151	74,563	70,699	68,219

Weighted average number of shares outstanding:
Basic	69,938	66,933	69,426	66,883
Diluted	71,151	74,563	70,699	68,219

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Thousands)

Net income (loss)	$(7,774)	$14,550	$(58,246)	$(1,959)
Other comprehensive income (loss):
Foreign currency translation adjustments	303	169	459	278
Net unrealized gain (loss) on available-for-sale securities, net of income taxes	18	(179)	125	271
Comprehensive income (loss)	$(7,453)	$14,540	$(57,662)	$(1,410)

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2007	2006
	(Thousands)
Cash flows from operating activities:
Net loss	$(58,246)	$(1,959)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	65,019	7,384
Gain on sale of investments	(223)	(1,793)
Provision for doubtful accounts and returns	192	-
Inventory write downs	5,254	2,696
Depreciation	7,707	6,017
Amortization of intangibles	1,273	2,118
Amortization, other	929	2,186
Deferred income taxes	(2,113)	(2,714)
Stock-based compensation	8,726	10,194
Excess tax benefits from stock-based compensation	(2,912)	(341)
Changes in operating assets and liabilities, net of business disposal:
Accounts receivable	43,228	(18,958)
Inventories	(2,616)	(11,053)
Deferred costs	13,683	(3,421)
Prepaid expenses and other current assets	14,589	(1,451)
Trade accounts payable	(535)	(1,017)
Income taxes receivable/payable	11,525	(12,916)
Accrued expenses	(14,851)	(518)
Accrued payroll and related expenses	(7,713)	(407)
Deferred revenues	(37,003)	55,022
Total adjustments	104,159	31,028
Net cash provided by operating activities - continuing operations	45,913	29,069
Net cash used in operating activities - discontinued operations	(16,571)	(9,148)
Net cash provided by operating activities	29,342	19,921
Cash flows from investing activities:
Proceeds from sales and maturities of investments	332,918	383,480
Purchases of investments	(372,016)	(415,817)
Purchases of property and equipment	(10,087)	(10,885)
Change in other assets	(224)	1,455
Net cash used in investing activities - continuing operations	(49,409)	(41,767)
Net cash used in investing activities - discontinued operations	(2,320)	(5,071)
Net cash used in investing activities	(51,729)	(46,838)
Cash flows from financing activities:
Payments on notes payable	-	(85)
Proceeds from issuance of common stock	20,234	3,904
Excess tax benefits from stock-based compensation	2,912	341
Net cash provided by financing activities	23,146	4,160
Effect of exchange rate changes on cash	469	284
Net change in cash and cash equivalents	1,228	(22,473)
Cash and cash equivalents, beginning of period	45,329	52,069
Cash and cash equivalents, end of period	46,557	29,596
Less cash and cash equivalents of discontinued operations	-	504
Cash and cash equivalents of continuing operations, end of period	$46,557	$29,092

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our consolidated financial condition and consolidated results of operations. The results of operations for the current interim period are not necessarily indicative of results for the current year.

We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006 are for the thirteen and twenty six weeks ended June 29, 2007 and June 30, 2006, respectively.

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

Restructuring and Related Expenses

Our severance policy includes officer and employee severance plans that are communicated to all employees and provide for pre-defined severance benefits. We account for costs incurred under these severance plans, with the exception of obligations created under labor laws such as the Workers' Adjustment and Retraining Notification Act (the "WARN Act"), in accordance with Statement of Financial Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). We account for obligations incurred under the WARN Act and local labor laws in accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of

Defined Benefit Pension Plans and for Terminations Benefits" ("SFAS 88"). Under SFAS 112 and SFAS 88, we record these obligations when the obligations are estimable and probable.

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

Restructuring liabilities are included in accrued expenses and liabilities associated with SSG and the related costs are reflected as operating expenses or included in the loss from discontinued operations, net of taxes in the accompanying unaudited condensed consolidated financial statements.

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

The closing of the sale occurred on April 21, 2007 (the "Closing"). In connection with this transaction we recorded a pre-tax loss on sale of $60.7 million and a pre-tax restructuring charge of $16.6 million during the six months ended June 30, 2007.

The common stock interest in Genband received at Closing was valued at $11.2 million in accordance with the principles established in the AICPA Practice Aid — "Valuation of Privately Held Equity Issued as Compensation." This amount excludes the value of additional shares (consisting of 25% of the total number of the Genband shares issued at Closing) that will be held in Escrow for one year from Closing to secure potential indemnification claims of Genband arising during that period. We account for our equity interest using the cost method and this investment is included under the caption "Investments in privately-held companies" in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2007.

We have incurred approximately $3.2 million of costs associated with the disposition of SSG, consisting of investment banking fees and legal, accounting, and other professional fees. In connection with our disposal of SSG, we incurred $16.6 million of restructuring charges consisting primarily of a provision for employee severance costs and the write-off of certain leasehold improvements and other assets associated with the space formerly occupied by the SSG business. We expect to incur additional restructuring charges in the remainder of 2007 associated with our disposition of SSG, primarily consisting of certain lease exit costs that will be recognized when we fully vacate the facilities previously utilized by SSG.

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", as of the first quarter of 2007, we began reporting the results of the SSG business as discontinued operations, and the assets and liabilities of the SSG business as held for sale, for all periods presented in our filings. The results of the SSG operations were previously reported as the Switching Solutions Group reporting segment.

The operating results of the SSG business through the date of disposition on April 21, 2007 classified as discontinued operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$6,700	$30,770	$27,682	$60,022
Loss from discontinued operations before
provision for income taxes	$(11,697)	$(16,395)	$(37,579)	$(31,003)
Benefit from income taxes	(4,613)	(5,632)	(14,303)	(11,044)
Loss from discontinued operations, net of income taxes	(7,084)	(10,763)	(23,276)	(19,959)
Loss on sale of discontinued operations, net of taxes	(4,463)	-	(41,743)	-
Loss from discontinued operations, net of taxes	$(11,547)	$(10,763)	$(65,019)	$(19,959)

In connection with the disposition of SSG we incurred, for income tax purposes, a capital loss of $46.5 million resulting in a deferred tax asset of approximately $16.3 million. As of June 30, 2007, we have recorded a partial valuation allowance of $9.1 million against this deferred tax asset, as it is not more likely than not that we will realize the tax benefit of a portion of this loss.

The assets and liabilities of the SSG business classified as held for sale as of December 31, 2006 were as follows (in thousands):

Cash and cash equivalents	$122
Accounts receivable, net	29,572
Inventories	23,712
Income taxes receivable	33
Deferred income taxes, net	15,142
Prepaid expenses and other current assets	13,078
Property and equipment, net	16,875
Other assets	983
Intangible assets, net	4,819
Goodwill	14,005
Assets of discontinued operations	$118,341

Trade accounts payable	$4,463
Accrued expenses, accrued payroll and related expenses	10,204
Deferred revenues	26,324
Liabilities of discontinued operations	$40,991

Included in the accompanying balance sheet as of June 30, 2007 are certain liabilities incurred in connection with the disposition of SSG and certain liabilities of SSG retained by us. These liabilities are included under the caption "Liabilities associated with SSG" in the accompanying balance sheet as of June 30, 2007 and consist primarily of (i) the remaining restructuring liability associated with employees terminated at the time of disposition, (ii) certain professional fees incurred by us in connection with the disposition of SSG, and (iii) certain liabilities incurred prior to the disposition and retained by us in accordance with the terms of our agreement with Genband.

In connection with the disposition of SSG, we entered into a Transition Services Agreement ("TSA") with Genband, under which, for a period of up to six months after closing of the SSG sale, we agreed to provide Genband with certain administrative support services, including information technology, systems integration and connectivity support and other services in order to facilitate an orderly transition of the SSG business to Genband. In addition, we entered into a sublease agreement under which we subleased to Genband approximately 38,000 square feet of office space in Plano, Texas. As of June 30, 2007, we have an outstanding receivable from Genband of $505,000 related to these arrangements.

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

Financial results of IEX are reported separately as discontinued operations for all periods presented. Prior to the sale, results of IEX operations were reported as the IEX Contact Center Group operating segment. Summarized results of operations for IEX for the three and six months ended June 30, 2006 were as follows (in thousands):

	Three	Six
	Months	Months
	Ended	Ended

	June 30, 2006
Revenues	$22,751	$36,113
Income from discontinued operations before
provision for income taxes	14,939	19,649
Provision for income taxes	5,317	7,074
Income from discontinued operations, net of income taxes	$9,622	$12,575

Note 3 — Restructuring Costs

2007 Restructurings

In June 2007, we initiated a restructuring of our operations (the "June 2007 Restructuring") in order to better align our organizational structure with our anticipated future revenues and the anticipated administrative support needs of our business following the sale of our SSG business unit. The June 2007 Restructuring involved the termination of 28 domestic and international full time positions, mostly in our CSSG and NSG business units, as well as certain administrative support staff. In connection with this restructuring, we incurred $2.5 million of restructuring costs, consisting primarily of employee severance and associated benefits costs, in the second quarter of 2007. These costs are reflected in continuing operations in the accompanying unaudited condensed consolidated statements of operations. We may incur additional restructuring charges in the remainder of 2007 as part of our effort to better align our cost structure with our current expectations for revenues and orders.

The costs expected to be incurred and cumulative costs incurred related to the June 2007 Restructuring are as follows (in thousands):

	Total Costs	Cumulative Costs
	Expected to be	Incurred through
	Incurred	June 30, 2007
Severance costs and related benefits	$2,511	$2,511
Total restructuring charges	$2,511	$2,511

In connection with our disposition of SSG and our related restructuring (the "SSG Restructuring"), we incurred $6.2 million and $16.6 million of restructuring costs for the three and six months ended June 30, 2007, respectively. These costs consisted primarily of employee severance and associated benefit costs and the write-off of certain leasehold improvements and other assets associated with the space formerly occupied by the SSG business. These costs are reflected in discontinued operations in the accompanying unaudited condensed consolidated statements of operations. The SSG Restructuring involved the termination of approximately 165 full time positions that directly or indirectly supported our SSG business. We expect to incur additional restructuring charges in the remainder of 2007 associated with our disposition of SSG, primarily consisting of certain lease exit costs that will be recognized when we fully vacate the facilities previously utilized by SSG.

The costs expected to be incurred and cumulative costs incurred related to the SSG Restructuring are as follows (in thousands):

	Total Costs	Cumulative Costs
	Expected to be	Incurred through
	Incurred	June 30, 2007
Severance costs and retention bonuses	$10,813	$10,813
Facilities consolidation	8,119	5,825
Total restructuring charges	$18,932	$16,638

2006 Restructuring

In 2006, we committed to a restructuring plan which involved the termination of 152 full time positions; the termination of approximately 25 contractors; and the decision not to fill 22 open positions. The majority of the terminated employees worked directly for, or in support of, our SSG business in Plano, Texas. In addition, we incurred charges in 2006 under a retention agreement, and severance benefits under our 1993 Officer Severance Plan, in connection with the resignation of our California-based Senior Vice President, Corporate Affairs and General Counsel effective December 31, 2006. The resignation was the result of the relocation of our corporate headquarters to North Carolina from California.

In connection with the 2006 Restructuring, we recorded pre-tax restructuring charges of approximately $7.4 million during fiscal 2006. We have not incurred any additional charges in 2007, and we do not expect to incur any additional costs related to the 2006 Restructuring in the future. All remaining balances accrued in connection with the 2006 Restructuring are expected to be paid out in 2007.

Reconciliation of restructuring obligations

The following table provides detail on our restructuring activity and the remaining obligations as of June 30, 2007 (in thousands):

Severance
Costs and
Retention
Bonuses
Restructuring obligations, December 31, 2006	$2,596

Restructuring and related expenses
SSG Restructuring	10,813
June 2007 Restructuring	2,511
Cash payments	(8,688)
Restructuring obligations, June 30, 2007	$7,232

Restructuring obligations are included in "Accrued expenses" ($4.2 million) and "Liabilities associated with SSG" ($3.0 million) in the accompanying unaudited condensed consolidated balance sheets. We anticipate settling substantially all of our remaining obligations relating to each of the restructurings discussed above during 2007. However, this is based on our current best estimate, which could change materially if actual activity differs from what is currently expected. We will continue to review the status of our restructuring activities quarterly and, if appropriate, record changes in our restructuring obligations in current operations or discontinued operations based on our most current estimates.

Note 4 — Gain on Investments

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

Note 5 — Financial Statement Details

Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
Trade accounts receivable	$95,618	$139,461
Less: Allowance for doubtful accounts and sales returns	6,105	6,411
	$89,513	$133,050

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$13,681	$16,022
Work in process	254	179
Finished goods	11,387	9,538
Total inventory	$25,322	$25,739

Note 6 — Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of June 30, 2007 and December 31, 2006, along with the weighted average useful lives as of June 30, 2007, are as follows (in thousands, except years):

	June 30,	December 31,
	2007	2006
Purchased technology	$23,490	$23,490
Customer relationships	1,030	1,030
Non-compete contracts	240	240
	24,760	24,760
Less: accumulated amortization	(6,483)	(5,217)
Total intangible assets	$18,277	$19,543

Weighted
Average
Life
(in years)
Purchased technology	10.0
Customer relationships	10.0
Non-compete contracts	3.0

The identifiable intangible assets are amortized over their estimated useful lives. The estimated future intangibles amortization expense as of June 30, 2007 is as follows (in thousands):

For the Years Ending December 31,
2007 (remaining six months)	$1,266
2008	2,495
2009	2,452
2010	2,452
2011	2,452
Thereafter	7,160
Total	$18,277

Goodwill

The carrying amount of goodwill as of June 30, 2007 is as follows (in thousands):

	Network	Communications
	Signaling	Software
	Group	Solutions Group	Total
Balance at December 31, 2006	$3,361	$23,515	$26,876
Additions	-	-	-
Balance at June 30, 2007	$3,361	$23,515	$26,876

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

As of June 30, 2007, we had one foreign currency contract to sell 11.1 million Euros. As of December 31, 2006, we had four foreign currency contracts: one to sell 640,000 Australian Dollars, one to sell 25 million Euros, one to sell 19.2 million Brazilian Reais and one to sell 1.5 million Canadian Dollars. For the six months ended June 30, 2007 and 2006, our net losses from foreign currency forward contracts were approximately $2.1 million and $2.3 million, respectively. These losses were generally offset by the remeasurement gains on the underlying receivables. We plan to continue to use foreign currency forward contracts to manage foreign currency exchange risks in the future.

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

Our U.S. Federal income tax returns for 2002, 2004, and 2005 have been selected for examination by the Internal Revenue Service ("IRS"). While the final resolution of the IRS's pending examination is uncertain, we believe we have made adequate provision in the accompanying unaudited condensed consolidated financial statements for any adjustments that the IRS may propose with respect to the U.S. Federal income tax returns. Based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations. We may receive an assessment related to the audit of our U.S. income tax returns that exceeds amounts provided for by us. In the event of such an assessment, there exists the possibility of a material adverse impact on our results of operations for the period in which the matter is ultimately resolved or an unfavorable outcome is more likely than not to occur.

Note 9 — Uncertain Tax Positions

On January 1, 2007, we adopted the provisions of FIN 48. As a result of the adoption of FIN 48, we did not record an adjustment to the balance of retained earnings as of January 1, 2007. As of January 1, 2007 and June 30, 2007, the total amount of unrecognized income tax benefits was $12.1 million and $13.5 million (including interest and penalties), respectively. A change in estimate relating to any of these unrecognized tax benefits could have a material impact on the Company's effective tax rate.

We recognize interest and penalties related to uncertain tax positions in the provision for (benefit from) income taxes. As of January 1, 2007, the total amount of interest and penalties related to the liability for uncertain tax positions was $2.1 million. During the six months ended June 30, 2007, we accrued an additional $0.6 million of interest expense in provision (benefit) for income taxes.

During the next twelve months, we expect certain events to occur that may require us to recognize previously unrecognized income tax benefits. These events include (1) the expiration of the statute of limitations related to our 2003 income tax filings, and (2) the expected settlement of the IRS examinations of our 2002, 2004, and 2005 tax years (as discussed in Note 8 above). The range of previously unrecognized benefits that would be recognized if both of these events occur cannot be reasonably estimated at this time, but may have a material impact on our consolidated effective tax rate.

As mentioned in Note 8, our 2002, 2004, and 2005 Federal income tax returns are currently under examination by the IRS. In addition to these years, our 2003 tax year remains open to examination by the IRS. Certain tax return filings outside of the United States remain open to examination by foreign tax authorities, but these filings, and the resulting tax liabilities, are not material to our consolidated financial statements.

Note 10 — Commitments and Contingencies

Indemnities, Commitments and Guarantees

In the normal course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property, gross negligence and willful misconduct indemnities to our customers in connection with the sale of our products and services and licensing of our technology, indemnities for liabilities associated with the infringement of other parties' technology based upon our products, services and technology, guarantees of timely performance of our obligations, indemnities related to the reliability of our equipment, and indemnities to our directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and, in certain cases, is indefinite. Many of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded a liability for these indemnities, commitments or guarantees in the accompanying unaudited condensed consolidated balance sheets because future payment is not probable.

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

Note 11 — Stock-Based Compensation

Stock-Based Awards Activity

The following table summarizes option and stock appreciation rights ("SARs") activity for the six months ending June 30, 2007 (shares and dollars in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Life (years)	Value
Outstanding at December 31, 2006	18,125	$16.86
Options and SARs granted	306	$14.62
Options exercised	(1,678)	$11.16
Options cancelled/forfeited/expired	(2,786)	$17.73
Outstanding at June 30, 2007	13,967	$17.33	2.66	$11,827

Vested and expected to vest at June 30, 2007 (1)	13,408	$17.43	2.56	$11,279

Exercisable at June 30, 2007	11,384	$17.86	2.14	$9,332

(1) Options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The following table summarizes information about stock options and SARs outstanding and exercisable at June 30, 2007 (shares in thousands):

	Options and SARs Outstanding			Options / SARs Exercisable
		Wgtd. Avg.
		Remaining	Wgtd. Avg.		Wgtd. Avg.
		Contractual	Exercise		Exercise
Range of Exercise Price	Number	Life (years)	Price	Number	Price
$ 3.11 to $ 11.96	2,495	3.94	$10.62	1,549	$9.80
12.15 to 13.71	1,519	1.59	12.88	1,341	12.80
14.36 to 16.73	1,594	2.18	15.81	1,213	16.00
16.74 to 17.38	1,459	2.93	17.28	1,000	17.26
17.79 to 18.31	1,404	2.55	17.92	1,019	17.96
18.75 to 18.76	341	2.33	18.76	279	18.76
18.80 to 18.80	1,567	1.99	18.80	1,402	18.80
19.21 to 20.88	1,447	2.94	19.59	1,441	19.59
20.88 to 25.31	1,772	2.45	24.34	1,772	24.34
25.38 to 2,739.21	369	2.86	35.41	368	35.41
Total	13,967	2.66	$17.33	11,384	$17.86

Primarily as a result of the disposition of SSG, in July 2007 approximately 2.2 million options were cancelled and approximately 0.6 million options were exercised, resulting in approximately 11.2 million options outstanding as of August 1, 2007.

The following table summarizes Restricted Stock Unit ("RSU") activity for the six months ended June 30, 2007 (shares in thousands):

		Weighted
		Average
		Grant Date
	Number	Fair Value
Outstanding at December 31, 2006	972	$13.49
Awarded	605	13.81
Released	(113)	14.72
Forfeited	(129)	12.19
Outstanding at June 30, 2007	1,335	$13.66

Stock-Based Compensation Expense

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

Prior to the second quarter of 2007, our stock-based awards have been service-based only. In May 2007, we awarded our President and Chief Executive Officer 100,000 RSUs that also contain performance-based criteria. The quantity of the RSUs eligible for vesting is based on our attainment of specific performance goals set by the Board of Directors, and the RSUs are subject to a vesting period of four years with vesting criteria based on continued employment. To the extent that we believe it is probable that the performance goals will be achieved, the expense associated with this grant will be accrued according to the vesting schedule of the award beginning in the period when achievement is considered probable. We will reassess the probability of the performances conditions being achieved at each reporting period and will adjust the accrual for subsequent changes in the estimated or actual outcome.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the six months ended June 30, 2007 and 2006 such that expense was recorded only for those stock-based awards that are expected to vest.

Total stock-based compensation recognized in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2007 and 2006 is as follows (in thousands):

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Three months ended June 30, 2007
Cost of goods sold	$353	$51	$404
Research and development	655	48	703
Sales and marketing	614	179	793
General and administrative	1,011	1,079	2,090
Total continuing operations	2,633	1,357	3,990
Discontinued operations	(77)	(233)	(310)
Total	$2,556	$1,124	$3,680

Three months ended June 30, 2006
Cost of goods sold	$587	$-	$587
Research and development	1,104	-	1,104
Sales and marketing	1,244	-	1,244
General and administrative	1,070	425	1,495
Total continuing operations	4,005	425	4,430
Discontinued operations	3,584	-	3,584
Total	$7,589	$425	$8,014

Total stock-based compensation recognized in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Six months ended June 30, 2007
Cost of goods sold	$830	$93	$923
Research and development	1,648	69	1,717
Sales and marketing	1,520	290	1,810
General and administrative	2,627	1,649	4,276
Total continuing operations	6,625	2,101	8,726
Discontinued operations	2,763	(159)	2,604
Total	$9,388	$1,942	$11,330

Six months ended June 30, 2006
Cost of goods sold	$1,293	$-	$1,293
Research and development	2,611	-	2,611
Sales and marketing	2,759	-	2,759
General and administrative	2,761	770	3,531
Total continuing operations	9,424	770	10,194
Discontinued operations	7,699	-	7,699
Total	$17,123	$770	$17,893

Note 12 — Operating Segment Information

We are organized into two major operating groups: the Network Signaling Group and the Communications Software Solutions Group. As discussed in Note 2, on April 21, 2007 we sold our SSG business, which was previously reported as our SSG operating segment; and on July 6, 2006 we sold our IEX business, which was previously reported as our IEX operating segment. Prior period segment information below has been adjusted to conform to our current organization.

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

Revenues and income (loss) from operations for each of our operating segments are as follows (in thousands):

	Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Network Signaling Group	$92,451	$96,796	$183,747	$152,034
Communications Software Solutions Group	17,533	22,791	35,030	32,468
Intercompany Eliminations	-	(489)	-	(552)
Total net revenues	$109,984	$119,098	$218,777	$183,950

	Income (Loss) from Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Network Signaling Group	$25,541	$44,972	$48,907	$50,432
Communications Software Solutions Group	(5,688)	3,579	(13,935)	(506)
Unallocated expense related to Switching Solutions Group(1)	-	(3,610)	-	(7,591)
General Corporate(2)	(16,929)	(21,112)	(29,694)	(36,765)
Total income from operations(3)	$2,924	$23,829	$5,278	$5,570

(1)

Prior to the disposition of our SSG business, we allocated certain sales, marketing and customer service overhead costs to each reporting unit based on orders. Due to actual costs eliminated as a result of the SSG sale being lower than the costs we had allocated to SSG, certain costs previously associated with the SSG business during 2006 were retained by us. Accordingly, these costs were not eliminated with the disposition of SSG and are reported as part of continuing operations.

(2)

General Corporate includes acquisition-related charges and amortization of $0.6 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively, and $1.3 million and $2.1 million for the six months ended June 30, 2007 and 2006, respectively, as well as other corporate expenses not specifically allocated to operating segments or specifically used by operating segment management to evaluate segment performance.

(3)

Income from operations has been reduced by $4.0 million and $4.4 million for the three months ended June 30, 2007 and 2006, respectively, and $8.7 million and $10.2 million for the six months ended June 30, 2007 and 2006 respectively, of stock-based compensation. The following table reflects the stock-based compensation expense from continuing operations included above (in thousands):

	Stock-Based Compensation
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Network Signaling Group	$1,544	$2,022	$3,447	$4,993
Communications Software Solutions Group	611	696	1,485	1,446
Unallocated expense related to Switching Solutions Group(1)	-	255	-	590
General Corporate	1,835	1,457	3,794	3,165
Total stock-based compensation	$3,990	$4,430	$8,726	$10,194

(1)

Included in this line is stock-based compensation expense previously allocated to the SSG business which we sold in the second quarter of 2007. This expense was not eliminated with the disposition of SSG and is reported as part of continuing operations.

Enterprise-Wide Disclosures

The following table sets forth, for the periods indicated, revenues from external customers by principal product line (in thousands):

	Revenues from External Customers
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Network Signaling Group	$92,451	$96,796	$183,747	$152,034
Communications Software Solutions Group	17,533	22,302	35,030	31,916
Total net revenues	$109,984	$119,098	$218,777	$183,950

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

	Revenues from External Customers
	By Geographic Region
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
North America(1)	$31,878	$72,041	$90,518	$123,652
EAAA	44,307	23,155	65,743	28,644
CALA	33,799	23,902	62,516	31,654
Total revenues from external customers	$109,984	$119,098	$218,777	$183,950

(1)

North America includes revenues in the United States of $29,798 and $67,002 for the three months ended June 30, 2007 and 2006, respectively, and $81,885 and $113,838 for the six months ended June 30, 2007 and 2006, respectively.

The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment, investment in a privately held company and other assets by geographic region (in thousands):

	Long-Lived Assets
	By Geographic Region
	June 30,	December 31,
	2007	2006
United States	$49,970	$43,016
Other	3,905	3,243
Total long-lived assets	$53,875	$46,259

For the three months ended June 30, 2007, sales to Telecom Italia Mobile represented 10% of our revenues. For the three months ended June 30, 2006, sales to the merged AT&T entities (comprised of AT&T, Cingular, SBC Communications, Inc. and others), Sprint/Nextel, and Telecom Americas represented 21%, 11%, and 11%, respectively, of our revenues. Sales to the merged AT&T entities were generated primarily by our NSG business unit, and sales to Sprint/Nextel and Telecom Americas were generated by both the NSG and CSSG business units.

For the six months ended June 30, 2007 and 2006, sales to the merged AT&T entities accounted for 13% and 19% of our revenues, respectively, and were primarily generated by our NSG business unit.

Note 13 — Earnings Per Share - Continuing Operations

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings from continuing operations per share computations for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share amounts):

	Income
	from
	Continuing
	Operations	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2007:
Basic income from continuing operations per share	$3,773	69,938	$0.05
Effect of Dilutive Securities	-	1,213
Effect of "if-converted" method applied to Convertible Notes	-	-
Diluted income from continuing operations per share	$3,773	71,151	$0.05

For the Three Months Ended June 30, 2006:
Basic income from continuing operations per share	$15,691	66,933	$0.23
Effect of Dilutive Securities	-	1,269
Effect of "if-converted" method applied to Convertible Notes	581	6,361
Diluted income from continuing operations per share	$16,272	74,563	$0.22

For the Six Months Ended June 30, 2007:
Basic income from continuing operations per share	$6,773	69,426	$0.10
Effect of Dilutive Securities	-	1,273
Effect of "if-converted" method applied to Convertible Notes	-	-
Diluted income from continuing operations per share	$6,773	70,699	$0.10

For the Six Months Ended June 30, 2006:
Basic income from continuing operations per share	$5,425	66,883	$0.08
Effect of Dilutive Securities	-	1,336
Effect of "if-converted" method applied to Convertible Notes	-	-
Diluted income from continuing operations per share	$5,425	68,219	$0.08

The computation of diluted earnings from continuing operations per share excludes unexercised stock options, restricted stock units ("RSUs"), and potential shares issuable upon conversion of our senior subordinated convertible notes that are anti-dilutive. The following common stock equivalents were excluded from the earnings from continuing operations per share computation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average number of stock options and SARs excluded
due to the exercise price exceeding the average fair value of our
common stock during the period	11,486	17,464	12,364	17,749
Shares issuable upon conversion of our long-term convertible debt	6,361	-	6,361	6,361
Total common stock equivalents excluded from diluted net
income from continuing operations per share computation	17,847	17,464	18,725	24,110

There were no transactions subsequent to June 30, 2007, which, had they occurred prior to July 1, 2007, would have changed materially the number of shares in the basic or diluted earnings from continuing operations per share computations.

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

Overview of Our Business and Products

We are a global provider of telecommunications network systems and software applications, which we design, develop, manufacture, market, sell and support. Our applications include high performance, network-centric, mission critical applications for signaling and session control; and complementary applications that enable service providers to better measure, manage, and monetize the communication services they provide. Our network applications enable our customers to optimize their network efficiency and performance and to provide basic and enhanced voice and data services to their subscribers. Our customers include traditional landline telecommunications carriers, mobile communications operators, emerging competitive service providers and cable television service providers that offer communication services.

We derive our revenues primarily from the sale or license of telecommunications network systems and software applications and related professional services, such as installation, training, and customer support, including customer post-warranty service contracts and our TekelecCare extended warranty offering. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer's credit standing and our history with the customer. As we continue to expand internationally, we expect that our payment terms may lengthen, a higher percentage of our billing terms may be tied to the achievement of milestones and a greater number of our customers may require performance/bid bonds.

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

Operating Segments

We are organized into two operating groups: the Network Signaling Group and the Communications Software Solutions Group. As discussed in Note 2 to our accompanying unaudited condensed consolidated financial statements, on April 21, 2007 we sold our SSG business, which was previously reported as the SSG operating segment; and on July 6, 2006 we sold our IEX business, which was previously reported as the IEX Contact Center Group operating segment. Prior period segment information below has been adjusted to conform to our current organization.

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

Discontinued Operations

As further discussed in Note 2 to our accompanying unaudited condensed consolidated financial statements, during the second quarter of 2007 we sold our SSG business to Genband, and during the third quarter of 2006 we sold our IEX business to NICE Systems Ltd. These businesses are classified as discontinued operations and their financial results are reported separately as discontinued operations for all periods presented.

The following table represents the financial results of the SSG and IEX businesses included in discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$6,700	$53,521	$27,682	$96,135
Loss from discontinued operations before
provision for income taxes	$(11,697)	$(1,456)	$(37,579)	$(11,354)
Benefit from income taxes	(4,613)	(315)	(14,303)	(3,970)
Loss from discontinued operations, net of income taxes	(7,084)	(1,141)	(23,276)	(7,384)
Loss on sale of discontinued operations, net of taxes	(4,463)	-	(41,743)	-
Loss from discontinued operations, net of taxes	$(11,547)	$(1,141)	$(65,019)	$(7,384)

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

In addition to striving to maintain an effective system of internal control over financial reporting, we follow high professional standards in measuring and reporting our financial performance. Specifically, we have adopted a code of conduct for all of our employees and directors that requires a high level of professionalism and ethical behavior. We believe that our accounting policies are prudent and provide a clear view of our financial performance. We utilize our internal audit function to help ensure that we follow these accounting policies and maintain our internal control. Further, our Disclosure Committee, composed primarily of senior financial and legal personnel, helps ensure the completeness and accuracy of the reporting of our financial results and our other disclosures. In performing its duties, the Disclosure Committee consults with and obtains relevant information from operations, customer service and sales personnel, including an internal certification process that solicits responses from these functional areas. Prior to the release of our financial results, key members of our management review our operating results and significant accounting policies and estimates with our Audit Committee, which consists solely of independent members of our Board of Directors.

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

Convergence has a wide variety of meanings within the telecommunications industry. The term convergence encompasses: (a) the convergence of circuit and packet-based technologies to support voice services (voice transported over IP and SS7 signaling transported over IP); (b) the convergence of mobile networks and fixed networks and the associated flexibility of accessing networks utilizing a variety of subscriber devices; (c) the convergence of widely utilized information technologies with proprietary legacy telecommunications technologies; and (d) the convergence of basic voice and data services and enhanced multimedia services.

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

While this trend is global in nature, there remain considerable differences by geography in the Public Switched Telephone Networks ("PSTN"), Public Land Mobile Networks ("PLMN") and Internet maturity, as well as in the economic opportunities that service providers are attempting to capitalize upon. These differences generally affect the decision as to when and how service providers adopt newer technologies and commence their transition to a converged network. As a result, we expect adoption of, and thus demand for the networking technologies, to vary from market to market, and current state, transitional state and future state networks to overlap for a considerable period of time. We believe that there will likely be instances of all three network states, or hybrid networks, concurrently owned and operated by a single service provider, especially the larger providers who own networks in several markets. For example, service providers operating current state networks in emerging markets will need to interoperate with service providers operating transitional networks and converged networks in maturing markets. Finally, service providers must be able to measure performance, manage the quality and availability of service and monetize the newer services in and across current, transition and future state networks.

While the transition to IMS may be occurring slower than we originally anticipated, we believe our products and services provide our customers with the key components to successfully migrate to IMS. Specifically, we believe our expertise in network signaling, coupled with our increasing abilities to provide our customers expanded products and services geared for a next-generation network environment, positions us well to pursue the opportunities that the migration to IMS presents.

Also impacting our results in 2007 has been the recent wide-spread consolidation among service providers, as they attempt to take advantage of increased economies of scale or position themselves to offer both wireline and wireless services at reduced costs. We believe the uncertainty generated by the recent consolidation among service providers, particularly in North America, and slower than anticipated adoption of our new transition products are both factors that may have contributed to the shortfall of orders from our customers during the first half of 2007. In addition, CSSG orders were lower than anticipated worldwide due to competitive pressures and slower than expected new product introductions, including the delay of the general availability of a new release ("IAS 2.0") of our Integrated Applications Software ("IAS"). Despite orders being lower than expected in the first half of 2007, we currently expect stronger orders in the second half particularly in the fourth quarter.

Summary of Operating Results and Key Financial Metrics

The following is a brief summary of our performance relative to certain key financial metrics for our continuing operations (i.e., excluding SSG and IEX) as of and for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 (in thousands, except earnings per share and days sales outstanding, or DSO):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Statement of operations statistics:
Revenues	$109,984	$119,098	$218,777	$183,950
Orders	$84,671	$81,801	$163,877	$168,240
Backlog	$334,701	$421,158	$334,701	$421,158
Operating income	$2,924	$23,829	$5,278	$5,570
Diluted earnings per share	$0.05	$0.22	$0.10	$0.08
Cash flows from operations	$21,706	$3,628	$45,913	$29,069

			June 30,	December 31,
			2007	2006
Balance sheet statistics:
Cash, cash equivalents and investments			$464,784	$424,374
Accounts receivable, net			$89,513	$133,050
Days sales outstanding (DSO)			56	60
Deferred revenue			$158,769	$195,830
Working capital			$313,829	$482,384
Shareholders' equity			$467,928	$494,241

Revenues decreased by 8% to $110.0 million in the second quarter of 2007 from $119.1 million in the second quarter of 2006. The decrease in quarterly revenues is primarily due to a decrease in North American revenues, which were impacted by a continuing consolidation among large service providers. The decrease in the North American region was partially offset by growth in revenues in the EAAA and CALA regions, which was primarily driven by our success in increasing our market share in these regions. On a year-to-date basis, our revenues increased by 19% to $218.8 million for the six months ended June 30, 2007, compared to $184.0 million for the corresponding period in 2006. This growth was primarily in international markets as a result of our increasing market share in these regions, along with our ability in 2007 to complete several large projects that were in backlog. Further, our year-to-date 2006 revenues did not include several large first quarter orders, as these orders were awaiting the delivery of a new software release that was completed during the third quarter of 2006.

Orders increased by 4% to $84.7 million in the second quarter of 2007 from $81.8 million in the second quarter of 2006, but declined on a year-to-date basis by 3%, from $168.2 million in the second quarter of 2006 to $163.9 million in the second quarter of 2007. We believe the uncertainty generated by the recent consolidation among service providers, particularly in North America, and slower than anticipated adoption of our new transition products, are both factors that may have contributed to the shortfall of expected orders from our customers during the first half of 2007. In addition, CSSG orders were lower than anticipated worldwide due to competitive pressures and slower than expected new product introductions, including the delay of the general availability of IAS 2.0. Despite orders being lower than expected in the first half of 2007, we currently expect stronger orders in the second half of 2007, particularly in the fourth quarter. Further, we currently believe that orders for the full year 2007 will be comparable to, or slightly below, orders in 2006, resulting in a book-to-bill ratio of less than one for the full year of 2007.

Backlog has declined by $86.5 million from June 30, 2006 to June 30, 2007, principally due to (i) the year-over-year decline in orders over the respective trailing six-to-nine month periods and (ii) a renewed focus on converting backlog to revenue as quickly as possible, including the adoption of new compensation policies and new procedures, while ensuring we meet all customer deliverables.

Operating Income from Continuing Operations decreased from $23.8 million in the second quarter of 2006 to $2.9 million in the second quarter of 2007. The decrease is primarily due to a lower gross profit margin, resulting from the shift in the revenue mix from domestic to international markets where our sales typically carry lower margins than sales domestically. Other factors contributing to the decrease in the operating income are an overall decrease in the revenue as discussed above, as well as increases in our operating expenses, particularly in research and development. We continue to evaluate our operating expense structure and have taken action in the second quarter, as discussed further below, to better align our operating structure with our current revenues and orders. We will continue to look for further opportunities to reduce our cost structure in line with our current expectations regarding revenues and orders.

Diluted Earnings per Share from continuing operations for the second quarter of 2007 were also negatively impacted by the operating income reduction and the decreases in revenue and gross margin for the reasons discussed above.

Operating Cash Flow from continuing operations increased to $45.9 million in the first half of 2007 from $29.1 million in the first half of 2006, primarily as a result of continued improved collections of accounts receivable and the receipt in 2007of an income tax refund of approximately $9 million. Partially offsetting these higher in-flows in 2007 was a higher conversion rate of deferred revenue into revenue during the first half of 2007 versus the first half of 2006 for the reasons discussed below.

Cash, Cash Equivalents and Short-Term Investments increased during the six months ended June 30, 2007 by $40.4 million due primarily to (i) the improvements in operating cash flows discussed above, and (ii) proceeds from the issuance of common stock under our equity compensation plans of $20.2 million, partially offset by capital expenditures of $10.1 million.

Accounts Receivable decreased by $43.5 million during the six months ended June 30, 2007 to $89.5 million. This decrease was attributable in part to significant cash collections in the first two quarters of 2007. Our first half of 2007 collections were favorably impacted by the seasonality of our billings, as the fourth quarter of each year is typically our highest quarter of billings. This provides us with a larger base on which to collect in the first half of each year. Also contributing to the decline in accounts receivable during the first half of 2007 is a decline in billings during the first half of 2007 compared with the second half of 2006, due primarily to the decline in orders discussed above.

Days Sales Outstanding ("DSO") have decreased to 56 days as of June 30, 2007 from 60 days as of December 31, 2006, primarily due to reductions in accounts receivable for the reasons discussed above. Upon the achievement of certain milestones as defined in our customer contracts, we invoice our customers for deliverables according to the terms of the contract, which often results in the recognition of a receivable prior to the recognition of revenue. As a result, a corresponding amount of deferred revenue is recorded related to the billing. For purposes of calculating DSO, amounts included in deferred revenue related to accounts receivable are netted against such accounts receivable.

Deferred Revenue decreased by $37.1 million, or 19%, from $195.8 million as of December 31, 2006 to $158.8 million as of June 30, 2007, due primarily to (i) the decline in our orders and the resulting billings during the trailing six- to nine-month periods for the reasons discussed above, and (ii) continued improvements in delivering all elements contained in our customer contracts in a more expeditious manner.

Working Capital decreased by 35% from $482.4 million as of December 31, 2006 to $313.8 million as of June 30, 2007, primarily due to (i) the reclassification of our Convertible Debt of $125.0 million from long-term to current liabilities because the Convertible Debt matures in June 2008, and (ii) recognizing the loss on the disposition of SSG's assets held for sale of $41.7 million (net of tax), partially offset by a net increase in cash, cash equivalents and short-term investments due to reasons discussed above.

Shareholders' Equity decreased by $26.3 million in the six months ended June 30, 2007 from $494.2 million as of December 31, 2006 to $467.9 million as of June 30, 2007, due primarily to a net loss from discontinued operations of ($65.0) million, partially offset by (i) proceeds from the issuance of shares resulting from employee stock option exercises and our employee stock purchase plan of $20.2 million and (ii) increases in shareholders' equity resulting from stock-based compensation of $11.3 million, including approximately $2.6 million of stock-based compensation expense attributable to discontinued operations.

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

As a result of following the residual method, the majority of our revenue in any given quarter is derived from our existing backlog of orders. While the timing of revenue recognition from receipt of an order varies from days to multiple years, on average we believe that our orders turn to revenue within six to twelve months, depending on the product line, geographic region and the size of the order, along with whether the order is from a new or existing customer. As a result, our near term revenue growth depends significantly on our existing backlog. Our long-term growth is more dependent on growth in orders, or more specifically, our ability to achieve a positive book-to-bill ratio.

Prior to the second quarter of 2006, the focus of our sales, order management and contracting processes and related personnel had been on obtaining large sales orders that, in most cases, included multiple product and/or software deliverables, which we normally delivered over multiple quarters. NSG customers, in particular, placed large orders and we historically focused on customer satisfaction by making partial shipments to meet our customers' requirements. Title and risk of loss passed to the customer prior to the recognition of revenue. In addition, the compensation structure under which our sales force operated was designed to support and promote the pursuit of large orders without regard to the timing of revenue recognition under the residual method dictated by these orders.

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

Revenues

Revenues declined by 8% from $119.1 million in the second quarter of 2006 to $110.0 million in the second quarter of 2007 due primarily to lower revenues in North America, partially offset by an increase in international revenues as discussed below. On a year-to-date basis, our revenues increased by 19% to $218.8 million for the six months ended June 30, 2007, compared to $184.0 million for the corresponding period in 2006. The growth was primarily driven by increases in revenues in international markets for the reasons discussed below. In addition, in 2007 we continued to focus on delivering all the required elements of an arrangement in a more expeditious manner, which resulted in a higher conversion rate of existing backlog to revenue. As discussed further below, in 2007 we continued to grow our revenues across the majority of our product lines, with NSG and CSSG growing 21% and 10%, respectively, on a year-over-year basis.

Revenues by Geographical Region

The following table sets forth revenues from the three geographic regions in which we generate sales of our products: North America; Europe, the Middle East, Asia Pacific (including India and China), Africa and Australia ("EAAA"); and the Caribbean and Latin America, including Mexico ("CALA") (dollars in thousands):

	For the Three Months Ended
	June 30,		Change
	2007	2006	2006 to 2007
North America	$31,878	$72,041	$(40,163)	(56)%
EAAA	44,307	23,155	21,152	91%
CALA	33,799	23,902	9,897	41%
Total revenues	$109,984	$119,098	$(9,114)	(8)%

	For the Six Months Ended
	June 30,		Change
	2007	2006	2006 to 2007
North America	$90,518	$123,652	$(33,134)	(27)%
EAAA	65,743	28,644	37,099	130%
CALA	62,516	31,654	30,862	97%
Total revenues	$218,777	$183,950	$34,827	19%

As the above table indicates, our revenues declined on a year-over-year basis by 8% during the second quarter of 2007 from the same period in 2006, primarily due to declines in North American revenues, partially offset by increases in revenues in our international regions. Our North American revenues decreased due primarily to the decline in orders for the reasons discussed previously. Our revenues in the EAAA and CALA regions increased in the second quarter of 2007 as compared to the second quarter of 2006, primarily due to the strength of our Eagle ISS upgrades and extensions revenues and Eagle ISS initial systems revenues.

For the first half of 2007 as compared to the same period in 2006, our revenues increased by 19% due primarily to increases in the EAAA and CALA regions of 130% and 97%, respectively. This increase was primarily due to continued expansion of our product footprint into new customers, along with our additional revenues from extension orders on systems within our installed base in these regions. Offsetting the increases in international revenues was a decline in North American revenues which have been impacted by market conditions as discussed above.

Revenues by Business Unit

We currently operate in two distinct operating segments: NSG and CSSG. In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our operating segments. Revenues from each of our operating segments for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2007	2006	2006 to 2007
Network Signaling	$92,451	$96,796	$(4,345)	(4)%
% of total revenues	84%	81%
Communications Software Solutions	$17,533	$22,302	$(4,769)	(21)%
% of total revenues	16%	19%
Total revenues	$109,984	$119,098	$(9,114)	(8)%

	For the Six Months Ended
	June 30,		Change
	2007	2006	2006 to 2007
Network Signaling	$183,747	$152,034	$31,713	21%
% of total revenues	84%	83%
Communications Software Solutions	$35,030	$31,916	$3,114	10%
% of total revenues	16%	17%
Total revenues	$218,777	$183,950	$34,827	19%

Network Signaling Group

NSG revenues for the three months ended June 30, 2007 and 2006 were comprised of the following products and services (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2007	2006	2006 to 2007
Eagle ISS initial systems	$10,723	$21,363	$(10,640)	(50)%
Eagle ISS upgrades and extensions	50,507	51,167	(660)	(1)%
Number portability products	3,565	8,459	(4,894)	(58)%
Customer extended warranty services	12,057	9,656	2,401	25%
Professional services and other	15,599	6,151	9,448	154%
Total NSG revenues	$92,451	$96,796	$(4,345)	(4)%

Our NSG revenues decreased by 4% in the second quarter of 2007 compared with the second quarter of 2006 due primarily to decreased revenues associated with our Eagle ISS initial systems and number portability products. These decreases are primarily the result of lower North American revenues from these products, partially offset by higher international revenues from these same products. While our number portability revenues decreased in the second quarter of 2007, we expect that these revenues may increase in the second half of 2007 as more countries mandate number portability. Offsetting these decreases was an increase in professional services and other revenues due to the overall shift in our revenues towards international markets where we continue to acquire new customers. These new international customers require a greater amount of installation and other professional services at the initial stages of their deployment and operation of our products.

Domestically, we derive the majority of NSG's revenues from wireless operators, as wireless networks generate significantly more signaling traffic than wireline networks and, as a result, require significantly more signaling infrastructure. Signaling traffic on our wireless customers' networks in recent years has increased significantly due to several factors, including growth in the number of subscribers, the number of calls made per subscriber, roaming, and the use of additional features, such as text messaging. These factors have required that the wireless operators expand their network capacity, leading to demand for our signaling products.

Internationally, in addition to depending on the factors affecting our domestic sales growth described above, NSG's product revenue growth depends on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor and our ongoing ability to meet the signaling requirements of the newly acquired customers. As indicated previously, we have experienced significant growth in our international revenues and as much of this growth is derived from sales of initial systems, we believe that we are building a base for future revenues from our higher margin extension and number portability products.

NSG revenues for the six months ended June 30, 2007 and 2006 were comprised of the following product lines (in thousands, except percentages):

	For the Six Months Ended
	June 30,		Change
	2007	2006	2006 to 2007
Eagle ISS initial systems	$22,099	$34,918	$(12,819)	(37)%
Eagle ISS upgrades and extensions	94,640	76,616	18,024	24%
Number portability products	13,365	10,149	3,216	32%
Customer extended warranty services	26,554	17,731	8,823	50%
Professional services and other	27,089	12,620	14,469	115%
Total NSG revenues	$183,747	$152,034	$31,713	21%

Our NSG revenues increased 21% in the first half of 2007 compared with the first half of 2006 due primarily to increases in Eagle ISS upgrades and extension revenues, particularly in the EAAA and CALA regions, as we are beginning to see our customers provide follow-on extension orders. Also favorably impacting revenues on a year-over-year basis is an increase in extended warranty revenues as a result of successfully converting newer customers and systems from standard to extended warranties. Finally, the increase in professional services and other revenues is primarily due to a larger portion of revenues associated with our new international customers who require a greater amount of installation and other professional services during their initial deployment and operation of our products. Offsetting these increases is a decline in Eagle ISS initial systems revenues, particularly in the North American region, primarily due to the fact that for the first six months of 2006 initial systems revenues were unusually large as a result of the completion of several large orders that had been delayed until the order shipped complete. Prior to 2006, we had not structured our order fulfillment process to ensure all orders had been delivered complete, thereby allowing revenue recognition under the residual method of accounting.

Communications Software Solutions Group

 CSSG revenues for the three and six months ended June 30, 2007 and 2006 were principally derived from our IAS and related transitional products from the Sentinel product line. In the three months ended June 30, 2007, revenues from sales of our IAS products decreased by 21% compared to the three months ended June 30, 2006 primarily due to (i) a delay in the completion of several large customer orders, and (ii) the delay in general availability of IAS 2.0 from the second quarter of 2007 to the second half of 2007. For the first half of 2007, CSSG revenues increased by 10% compared to the six months ended June 30, 2006, primarily as a result of continued success in selling these solutions into our existing NSG customer base.

Deferred Revenues, Orders and Backlog

As previously discussed, in situations where we sell multiple products or sell a combination of integrated products and services that we cannot separate into multiple elements, we defer revenue recognition until all product shipments are complete and until services essential to the functionality of the product are fulfilled, due to the fact that we follow the residual method of accounting as prescribed by SOP 97-2. Deferred revenue as of June 30, 2007 decreased by $37.0 million, or 19%, from $195.8 million as of December 31, 2006 to $158.8 million as of June 30, 2007. As of June 30, 2007, we had a backlog of orders totaling $334.7 million, down from $389.6 million as of December 31, 2006.

Backlog has decreased from December 31, 2006 primarily due to our continued focus on implementing improved project management and new business practices to convert our backlog to revenue in a more expeditious and systematic manner, coupled with lower than expected order intake in the first half of 2007. On a sequential basis, orders in the second quarter of 2007 have increased by $5.5 million, or 7% over the first quarter of 2007. On a year-over-year basis, orders in the second quarter of 2007 increased by $2.9 million, or 4%, to $84.7 million from $81.8 million in the second quarter of 2006. The year-over-year increase in 2007 was driven primarily by 96% growth in orders coming from the EAAA region, primarily as a result of our winning new orders as service providers migrate from their legacy signaling platforms. This growth, however, was almost fully offset by the orders shortfall in the North America and CALA regions in both the NSG and CSSG business units. Based on a current review of our existing sales pipeline, as well as our expectations regarding the overall consolidation and developments in the telecommunications industry, we believe that our 2007 orders will be comparable to or slightly below our 2006 orders.

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

We establish our expenditure levels based on our expectations as to future sales orders and shipments and the timing of when these orders will turn to revenue. Should these sales orders and shipments and the related timing of revenue recognition fall below our expectations, then such shortfall would cause expenses to be disproportionately high in relation to revenues. Therefore, a drop in near-term demand or the inability to ship an order in its entirety could significantly affect revenues and margins, causing a disproportionate reduction in profits or even resulting in losses for any given quarter or year.

Cost of Sales

In order to better understand our cost structure, we analyze and present our costs and expenses in the categories discussed below:

Cost of goods sold

Cost of goods sold includes (i) materials, labor, and overhead costs incurred internally and paid to contract manufacturers to produce our products, (ii) personnel and other implementation costs incurred to install our products and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2007	2006	2006 to 2007
Cost of good sold	$46,774	$37,763	$9,011	24%
Revenues	109,984	119,098	(9,114)	(8)%
Cost of good sold as a percentage of revenues	43%	32%

	For the Six Months Ended
	June 30,		Change
	2007	2006	2006 to 2007
Cost of good sold	$98,676	$70,022	$28,654	41%
Revenues	218,777	183,950	34,827	19%
Cost of good sold as a percentage of revenues	45%	38%

Cost of goods sold increased by 24% and 41% in the three and six months ended June 30, 2007 as compared to the same periods in 2006 due primarily to a shift in our revenue mix from our higher margin North American region to our lower margin international markets. Specifically, international revenues were 73% and 63% of total revenues in the three and six months ended June 30, 2007, respectively, compared to 44% and 38% of total revenues for the same periods in 2006. Our costs to deliver internationally are higher as a result of longer installation times, higher costs for shipping and importing and increased travel for our North America based customer service team.

During late 2005 and early 2006, we determined that we had three contracts in which our costs to deliver would exceed the related revenues under the terms of these contracts and, accordingly, we accrued the loss at the time of this determination. As a result, we expected the margin to be at or near 0% on these contracts once they were completed and the associated revenue was recognized. In addition to these "loss" contracts, we had entered into an additional contract at a very low margin in late 2003. We entered into each of these contracts in anticipation of future extension business with the customer and in order to expand our product footprint in new geographical areas. During the three and six months ended June 30, 2007 we completed three of these four contracts, representing (i) revenues of $7.3 million and $17.1 million, respectively, and (ii) a gross margin of $3.7 million and $5.2 million, respectively. We performed better than we had anticipated in completing these contracts, resulting in the gross margins being higher than originally anticipated. As a result of recognizing these lower margin contracts in these periods, cost of goods sold as a percentage of revenues increased compared to the same periods in 2006. As of June 30, 2007, we have one contract remaining with total revenues of $1.9 million that we have determined to be a loss contract, and we currently expect to complete this project in late 2007 or early 2008.

As we continue to expand our international presence, our cost of goods sold as a percentage of revenues may fluctuate as the result of our decision to develop new sales channels and customer relationships in these new markets, and also due to price competition. Sales of "initial" systems in international markets typically carry lower margins than both sales domestically and sales of extensions, and to the extent our sales internationally increase at a rate greater than sales within North America, cost of goods sold as a percentage of revenues is also likely to increase. In addition, changes in the following factors may also affect margins: product mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal and outsourced manufacturing capabilities and efficiencies; foreign currency fluctuations; pricing pressure as we expand internationally; and general economic conditions.

Amortization of Purchased Technology

We consider amortization of purchased technology to be part of general corporate expenses and therefore do not allocate the amortization of purchased technology to individual operating segments. Amortization of purchased technology for the six months ended June 30, 2007 and 2006 was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Amortization of purchased technology related to:
iptelorg	$110	$105	$215	$210
Steleus	482	482	964	964
Total	$592	$587	$1,179	$1,174

Research and Development Expenses

Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, outsourced development costs and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for the three and six months ended June 30, 2007 and 2006 (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2007	2006	2006 to 2007
Research and development	$24,064	$19,104	$4,960	26%
Percentage of revenues	22%	16%

	For the Six Months Ended
	June 30,		Change
	2007	2006	2006 to 2007
Research and development	$46,271	$37,102	$9,169	25%
Percentage of revenues	21%	20%

The following is a summary of the year-over-year fluctuations in our research and development expenses during the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006 to 2007	2006 to 2007
Increase (decrease) in:
Salaries and benefits	$459	$977
Incentive compensation	449	957
Stock-based compensation	(401)	(899)
Consulting and professional services	2,490	4,432
Facilities and depreciation	1,525	2,836
Other	438	866
Total	$4,960	$9,169

We have made and intend to continue to make substantial investments in product and technology development, and we believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness. The increase in consulting and professional services reflects our continued outsourcing efforts for new product development and upgrade of existing technologies as we continue to seek global relationships aimed at more cost effective product development. The increase in salaries and benefits and incentive compensation included in research and development expenses also reflects increased investment in key internal resources. Additionally, facilities and depreciation costs included in research and development expenses increased in 2007 due primarily to the expansion of space within our corporate headquarters dedicated to research and development activities, along with additional depreciation related to equipment acquired to support our research and development efforts.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including (i) salaries, commissions and related costs, (ii) outside contract personnel costs, (iii) facilities costs and (iv) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for the three and six months ended June 30, 2007 and 2006 (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2007	2006	2006 to 2007
Sales and marketing expenses	$18,309	$19,384	$(1,075)	(6)%
Percentage of revenues	17%	16%

	For the Six Months Ended
	June 30,		Change
	2007	2006	2006 to 2007
Sales and marketing expenses	$36,974	$36,937	$37	-%
Percentage of revenues	17%	20%

The following is a summary of the year-over-year fluctuation in our sales and marketing expenses during the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006 to 2007	2006 to 2007
Increase (decrease) in:
Salaries and benefits	$(37)	$(218)
Sales commissions	404	1,713
Incentive compensation	(173)	462
Stock-based compensation	(451)	(948)
Travel	(2)	(351)
Other	(816)	(621)
Total	$(1,075)	$37

The decrease in sales and marketing expenses in the second quarter of 2007 compared to the second quarter of 2006 was primarily attributable to decreases in incentive and stock-based compensation, as well as other expenses (consisting mostly of marketing, consulting services and facilities expenses), primarily due to reductions in sales and marketing personnel and reductions in marketing communications expenses. Partially offsetting the decreases due to sales and marketing personnel reductions was an increase in commission expense due to certain orders earning higher commission rates.

While total sales and marketing expense was comparable during the first half of 2007 and 2006, commission expense increased by $1.7 million primarily due to the increase in revenues in 2007 as compared to 2006 and to certain 2007 orders earning higher commission rates. Partially offsetting the higher commissions expense were lower employee related expenses (salaries and benefits, stock-based compensation, travel and other expense) primarily as a result of our reorganizing our sales and marketing organization to better align our cost structure with current expectations regarding our 2007 continuing operations.

General and Administrative Expenses

General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, business development, finance, information technology and human resources personnel) and consist of (i) salaries and related compensation costs, (ii) consulting and other professional services (e.g., litigation and other outside counsel fees, audit fees and costs associated with compliance with the Sarbanes-Oxley Act of 2002), (iii) facilities and insurance costs, and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for the three and six months ended June 30, 2007 and 2006 (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2007	2006	2006 to 2007
General and administrative expenses	$14,762	$16,039	$(1,277)	(8)%
Percentage of revenues	13%	13%

	For the Six Months Ended
	June 30,		Change
	2007	2006	2006 to 2007
General and administrative expenses	$27,794	$30,119	$(2,325)	(8)%
Percentage of revenues	13%	16%

The following is a summary of the year-over-year fluctuation in our general and administrative expenses during the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006 to 2007	2006 to 2007
Increase (decrease) in:
Salaries and benefits	$(555)	$68
Incentive compensation	(920)	(89)
Stock-based compensation	596	746
Consulting and professional services	843	(133)
Facilities and depreciation	(770)	(2,133)
Other	(471)	(784)
Total	$(1,277)	$(2,325)

The decrease in general and administrative expenses on a year-over-year basis during the second quarter of 2007 was primarily driven by a decrease in salaries and benefits and incentive compensation primarily as a result of our reducing the number of general and administration personnel to better align our cost structure with our expectations regarding our 2007 ongoing operations. The decrease in other expenses is primarily due to lower 2007 employee related expenses such as travel, recruiting, relocation and communications expense as part of our efforts to align our cost structure as mentioned above. Facilities and depreciation costs declined as a result of the reduction in personnel and outside contractors, coupled with the consolidation of our general and administrative personnel into reduced space. Partially offsetting these decreases was an increase in consulting services, primarily related to information technology as we continue to invest in our technology infrastructure, and an increase in stock-based compensation associated with additional grants of equity to employees.

General and administrative costs decreased on a year-over-year basis during the six months ended June 30, 2007 primarily as a result of the reduction in facilities and depreciation expense discussed above. Additionally, included in general and administrative expenses during the first quarter of 2007 were approximately $1.9 million of one-time expense reductions related to (i) reimbursement of $0.9 million of legal fees incurred during 2006 in connection with a dispute over a previously leased facility (included in "consulting and professional services" in the above table), (ii) reimbursement of $0.5 million of certain taxes previously recorded in 2006 (included in "other" in the above table), and (iii) certain other one-time cost reductions estimated at $0.5 million (included in "facilities and depreciation" in the above table). We intend to continue to focus on improving the efficiency of our operations by examining the way in which we operate in order to identify opportunities for cost reductions. Partially offsetting these decreases was an increase in stock-based compensation associated with additional grants of equity to employees.

Amortization of Intangible Assets

As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
iptelorg	$22	$35	$42	$70
Steleus	26	437	52	874
Total	$48	$472	$94	$944

The year-over-year decrease in amortization expense is due principally to certain intangible assets associated with our acquisition of Steleus becoming fully amortized in 2006.

Restructuring and Other Costs

In June 2007, we initiated a restructuring of our operations (the "June 2007 Restructuring") in order to better align our organization structure with our anticipated future revenues and the anticipated administrative support needs of our business following the sale of our SSG business. The June 2007 Restructuring involved termination of 28 domestic and international full-time positions, mostly in our CSSG and NSG businesses, as well as administrative support staff. In connection with this restructuring, we incurred $2.5 million of restructuring costs, consisting mostly of employee severance and associated benefits costs, in the second quarter of 2007. These costs are reflected in continuing operations in the accompanying unaudited condensed consolidated statements of operations. We expect to realize approximately $3.5 to $4.0 million in annual savings as a result of the June 2007 Restructuring.

In connection with the disposition of our SSG business and related restructuring (the "SSG Restructuring") discussed in Note 2 to the accompanying unaudited condensed consolidated financial statements, we incurred $16.6 million of restructuring costs, consisting primarily of employee severance and associated benefit costs in the first half of 2007. The SSG Restructuring involved the termination of approximately 165 full-time positions that directly or indirectly supported our SSG business unit. These costs are reflected in discontinued operations in the accompanying unaudited condensed consolidated statements of operations. We expect to incur additional restructuring charges of approximately $2.3 million in the remainder of 2007 associated with our disposition of SSG, primarily consisting of certain lease exit costs resulting from our fully vacating the facilities previously utilized by SSG. These lease termination costs will be recognized when we fully exit the facility, which is currently anticipated in the third quarter of 2007.

Other Income and Expense

For the three and six months ended June 30, 2007 and 2006, other income and expenses were as follows (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2007	2006	2006 to 2007
Interest income	$4,355	$1,878	$2,477	132%
Interest expense	(956)	(859)	(97)	11%
Gain on sale of investments	85	-	85	100%
Other, net	(1,118)	217	(1,335)	-615%
Other income (expense), net	$2,366	$1,236	$1,130	91%

	For the Six Months Ended
	June 30,		Change
	2007	2006	2006 to 2007
Interest income	$8,295	$3,527	$4,768	135%
Interest expense	(1,851)	(1,781)	(70)	4%
Gain on sale of investments	223	1,793	(1,570)	-88%
Other, net	(1,844)	(351)	(1,493)	425%
Other income (expense), net	$4,823	$3,188	$1,635	51%

Interest Income and Expense. Interest income increased during the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 due to higher average cash and short-term investment balances (resulting from the proceeds of $201.5 million received from the sale of IEX and increased cash flow from operations) and higher interest rates in 2007 compared to the first half of 2006.

Gain (loss) on Investments. The decrease in gain on investments during the first half of 2007 compared to the first half of 2006 is due to a one-time gain on the release of escrowed Alcatel-Lucent shares in the first quarter of 2006.

Other, net. Other, net for the three and six months ended June 30, 2007 and 2006 consists primarily of foreign currency exchange losses, net of gains, and forward points on foreign currency forward contracts used to hedge our exposure to foreign currency risks and translation adjustments from consolidating our international subsidiaries. In the first half of 2007 the Brazilian Real strengthened against the U.S. dollar, which unfavorably impacted the remeasurement of our Brazilian subsidiary, resulting in an increase in non-cash foreign currency losses for both the three and six month periods ended June 30, 2007 compared to the same periods in 2006. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. Dollar and will therefore be exposed to greater risk related to foreign currency fluctuation and translation adjustments. We continue to explore ways to minimize our exposure in this area.

Provision for Income Taxes

The income tax provision on continuing operations for the three months ended June 30, 2007 and 2006 was approximately $1.5 million and $9.4 million, respectively. The effective tax rates on continuing operations for the three months ended June 30, 2007 and 2006 were 29% and 37%, respectively. The effective tax rate for the quarter ended June 30, 2007 differs from the statutory rate of 35% and from the effective tax rate for the quarter ended June 30, 2006 primarily due to increases in the tax benefits recognized related to tax-exempt interest generated from our investment portfolio.

The income tax provision on continuing operations was approximately $3.3 million for both the six months ended June 30, 2007 and 2006. The effective tax rates on continuing operations for the six months ended June 30, 2007 and 2006 were 33% and 38%, respectively. The effective tax rate decreased on a year-over-year basis primarily due to increases in the tax benefits recognized related to tax-exempt interest generated from our investment portfolio.

Primarily as the result of the disposition of SSG, a significant number of options expired unexercised during the first half of 2007, resulting in a significant reduction in our "pool of windfall tax benefits" under SFAS 123R "Share-Based Payment" ("SFAS 123R"). Specifically, our pool of windfall tax benefits has decreased to approximately $1.0 million as of the end of July 2007. To the extent that we fully utilize this pool, future cancellations or exercises that result in a tax deduction that is less than the expense recognized under SFAS 123R will negatively impact our future effective tax rate and increase its volatility.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). As a result of the adoption of FIN 48, we did not record an adjustment to the balance of retained earnings as of January 1, 2007. As of January 1 and June 30, 2007, the total amount of unrecognized income tax benefits was $12.1 million and $13.5 million, (including interest and penalties), respectively. A change in estimate relating to any of these unrecognized tax benefits could have a material impact on our effective tax rate.

Liquidity and Capital Resources

Overview

We derive our internal liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital decreased by 35% from $482.4 million as of December 31, 2006 to $313.8 million as of June 30, 2007, primarily due to (i) the reclassification of our Convertible Debt of $125.0 million, which matures in June 2008, from long-term to current liabilities, and (ii) recognizing the loss on the disposition of SSG's assets held for sale of $41.7 million (net of tax), partially offset by a net increase in cash, cash equivalents and short-term investments. With our working capital position, we believe that we have the flexibility to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

The principal components of our working capital are liquid assets such as cash and cash equivalents, short-term investments and accounts receivable, reduced by trade accounts payable, accrued expenses, accrued payroll and related expenses and the current portion of deferred revenues.

Our cash, cash equivalents and short-term investments were $464.8 million and $424.4 million as of June 30, 2007 and December 31, 2006, respectively. In addition, as of June 30, 2007, we had a $30.0 million line of credit collateralized by a pledged investment account held with an intermediary financial institution. As of June 30, 2007, there were no outstanding borrowings under this facility; however, we had utilized approximately $0.8 million of the facility to secure letters of credit.

As of June 30, 2007, our short-term investments generally had investment grade ratings and any such investments that were in an unrealized loss position at June 30, 2007 were in such position solely due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis on these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the investee, and our ability and intent to hold the investment until maturity, if a debt security, or for a period of time which may be sufficient for anticipated recovery in market value. The declines in our securities are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of June 30, 2007.

In addition to our normal operating cash requirements as discussed above, we expect to repay our $125.0 million Convertible Debt in June 2008 from our working capital, if the debt is not converted to common stock at the option of the holder prior to such repayment.

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Our liquidity, however, could be negatively impacted if revenues decrease due to (i) a decline in demand for our products or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, (ii) potential future investment decisions by us, (iii) settlements or judgments in future potential litigation, and (iv) other factors. We did not repurchase any of our common stock during the six months ended June 30, 2007.

Cash Flows

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities:

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations was $45.9 million and $29.1 million for the six months ended June 30, 2007 and 2006, respectively.  Our cash flows from continuing operations were primarily derived from (i) our earnings from ongoing operations prior to non-cash expenses such as depreciation, amortization, bad debt, write-downs of inventory and non-cash impairment charges; (ii) the tax benefit related to the exercise of employee stock options, which reduces our cash outlay for income tax expense; and (iii) changes in our working capital, which are primarily composed of changes in accounts receivable, inventories, deferred revenue and associated deferred costs, accounts payable, accrued expenses and accrued payroll and related expenses.

We currently anticipate that we will generate positive cash flow from continuing operations for 2007. Our ability to meet this expectation depends on our ability to achieve positive earnings. Our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to technological changes and increasing competition, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy. Accordingly, our quarterly cash flows from operations may fluctuate significantly.

Cash Flows from Investing Activities

Net cash used in investing activities of continuing operations was $49.4 million and $41.8 million for the six months ended June 30, 2007 and 2006, respectively. Our investing activities cash flow primarily relates to purchases and sales of investments and purchases of property and equipment. For the six months ended June 30, 2007, we invested $39.1 million in short-term investments (net of proceeds from sales) compared to $32.3 million during the six months ended June 30, 2006. The primary source of the funds used in both the six months ended June 30, 2007 and 2006 was from our cash flows from operations. Our investment in new property and equipment and technology amounted to $10.1 million and $10.9 million during the six months ended June 30, 2007 and 2006, respectively.

We continue to closely monitor our capital expenditures, while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our workforce. We expect our total capital expenditures to be between $26.0 million and $28.0 million for 2007.

Cash Flows from Financing Activities

Net cash provided by financing activities was $23.1 million and $4.2 million for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, our financing activities consisted primarily of proceeds of $23.1 million and $4.2 million, respectively, from the issuance of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises.

Critical Accounting Estimates

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

  the risk that we will not realize all the benefits of our restructuring activities and/or the cost savings contemplated as a result of our sale of the SSG Business;
  the timely development and introduction of new products and services, our product mix and the geographic mix of our revenues and the associated impact on gross margins and operating expenses;
  market acceptance of our new products and technologies, carrier deployment of intelligent network services, and the ability of our customers to obtain financing;
  the risk that continued service provider consolidation will require additional review of capital expenditures and lengthen our customers' procurement cycles;
  uncertainties related to the timing of revenue recognition due to the increasing percentage of international and new customers in our backlog;
  the risk that our financial results for the full year 2007 will not meet our expectations;
  overall telecommunications spending, changes in general economic conditions and unexpected changes in economic, social, or political conditions in the countries in which we operate;
  the timing of significant orders and shipments, the timing of revenue recognition under the residual method of accounting, and the lengthy sales cycles for our product;
  the timing of the convergence of voice and data networks;
  the success or failure of our strategic alliances or acquisitions;
  the impact on our earnings as a result of a devaluation of the Genband common stock and changes in estimated restructuring costs;

  litigation or regulatory matters and the costs and expenses associated therewith;
  the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks, the capital spending patterns of customers, and our dependence on wireless customers for a significant percentage and growth of our revenues; and
  the level and timing of research and development expenditures and sales, marketing and compensation expenses, regulatory changes, compliance with industry standards and certifications and other risks described in our 2006 Form 10-K and in our other SEC filings.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management's evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the quarter covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a) On May 18, 2007, we held our 2007 Annual Meeting of Shareholders (the "Annual Meeting").

(b) At the Annual Meeting, the following persons were elected as directors of Tekelec. The numbers of votes cast for each director and the number of votes withheld for each director are listed opposite each director's name.

	Votes Cast for	Votes
Name of Director	Director	Withheld
Robert V. Adams	58,031,669	5,325,459
Daniel L. Brenner	58,017,305	5,339,823
Mark A. Floyd	58,348,144	5,008,984
Martin A. Kaplan	49,775,689	13,581,439
Franco Plastina	58,803,887	4,553,241
Michael P. Ressner	59,697,408	3,659,720

(c) At the Annual Meeting, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as Tekelec's independent registered public accounting firm for the year ending December 31, 2007. The votes with respect to ratification of the appointment were cast as follows:

For	58,761,446	Against	4,497,880	Abstain	97,802

Item 6. Exhibits
Exhibit No.	Description

3.1	Amended and Restated Bylaws of Tekelec, as amended(1)

10.1	Amendment No. 1, dated as of April 21, 2007, to Acquisition Agreement dated as of March 20, 2007 between the Company and GENBAND Inc.(2)

10.2	Severance Agreement effective April 21, 2007 between the Company and Jay F. Whitehurst(3)

10.3	Employment Agreement effective March 21, 2007 between the Company and Stuart H. Kupinsky(4)

10.4	2007 Executive Officer Bonus Plan(5)

10.5	2007 Officer Severance Plan(6)

10.6	Restricted Stock Unit Award Agreement dated May 7, 2007 between the Company and Franco Plastina(7) PDF as a courtesy

10.7	Employment Agreement effective May 21, 2007 between the Company and MaryKay Wells(7) PDF as a courtesy

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7) PDF as a courtesy

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7) PDF as a courtesy

32.1

Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)      PDF as a courtesy

_____________________________________________________________________________________________

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 0-15135) dated June 5, 2007, as filed with the Commission on June 7, 2007.
(2)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 0-15135) dated April 21, 2007, as filed with the Commission on April 26, 2007.
(3)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 2007, as filed with the Commission on May 9, 2007.
(4)	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 2007, as filed with the Commission on May 9, 2007.
(5)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 0-15135) dated May 18, 2007, as filed with the Commission on May 24, 2007.
(6)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 0-15135) dated May 18, 2007, as filed with the Commission on May 24, 2007.
(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TEKELEC
Date: August 8, 2007	/s/ FRANCO PLASTINA
Franco Plastina
President and Chief Executive Officer

Date: August 8, 2007	/s/ WILLIAM H. EVERETT
William H. Everett
Executive Vice President and Chief Financial Officer

Date: August 8, 2007	/s/ GREGORY S. RUSH
Gregory S. Rush
Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.6	Restricted Stock Unit Award Agreement dated May 7, 2007 between the Company and Franco Plastina

10.7	Employment Agreement effective May 21, 2007 between the Company and MaryKay Wells

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002