Form 10-Q
period 2007-09-30
TEKELEC
filed 2007-11-07
CIK 790705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
YES    ☐        NO    ☒

      As of November 1, 2007 there were 68,810,553 shares of the registrant's common stock, without par value, outstanding.

Note: PDF provided as a courtesy

TEKELEC
TABLE OF CONTENTS
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TEKELEC
Unaudited Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2007	2006
ASSETS	(Thousands, except share data)
Current assets:
Cash and cash equivalents	$52,428	$45,329
Short-term investments, at fair value	378,585	379,045
Total cash, cash equivalents and short-term investments	431,013	424,374
Accounts receivable, net	109,826	133,050
Inventories	22,000	25,739
Income tax receivable	25,402	14,665
Deferred income taxes	20,632	27,671
Deferred costs and prepaid commissions	49,691	55,110
Prepaid expenses and other current assets	11,801	26,133
Receivable from Genband	408	-
Assets of discontinued operations	-	118,341
Total current assets	670,773	825,083
Property and equipment, net	32,674	36,398
Investments in privately-held companies	18,553	7,322
Deferred income taxes, net	81,819	51,496
Other assets	1,275	2,539
Goodwill	26,876	26,876
Intangible assets, net	17,644	19,543
Total assets	$849,614	$969,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$19,814	$27,316
Accrued expenses	44,109	55,665
Accrued payroll and related expenses	20,317	28,733
Current portion of deferred revenues	142,262	189,994
Convertible debt	125,000	-
Liabilities associated with SSG	6,852	-
Liabilities of discontinued operations	-	40,991
Total current liabilities	358,354	342,699
Deferred income taxes	1,331	1,481
Long-term portion of deferred revenues	10,850	5,836
Long-term convertible debt	-	125,000
Other long-term liabilities	6,046	-
Total liabilities	376,581	475,016

Commitments and Contingencies (Note 8)

Shareholders' equity:
Common stock, without par value, 200,000,000 shares authorized;
69,822,574 and 68,728,986 shares issued and outstanding, respectively	345,570	322,620
Retained earnings	125,979	171,722
Accumulated other comprehensive income (loss)	1,484	(101)
Total shareholders' equity	473,033	494,241
Total liabilities and shareholders' equity	$849,614	$969,257

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Thousands, except per share data)
Revenues	$97,797	$134,297	$316,574	$318,247
Cost of sales:
Cost of goods sold	33,367	49,274	132,043	119,296
Amortization of purchased technology	587	586	1,766	1,760
Total cost of sales	33,954	49,860	133,809	121,056
Gross profit	63,843	84,437	182,765	197,191
Operating expenses:
Research and development	22,762	20,838	69,033	57,940
Sales and marketing	16,662	18,706	53,636	55,643
General and administrative	12,354	16,180	40,148	46,299
Restructuring and other	2,291	(12)	4,802	2,070
Amortization of intangible assets	46	460	140	1,404
Total operating expenses	54,115	56,172	167,759	163,356
Income from operations	9,728	28,265	15,006	33,835
Other income (expense), net:
Interest income	4,411	3,554	12,706	7,081
Interest expense	(903)	(1,000)	(2,754)	(2,781)
Gain on sale of investments	-	-	223	1,793
Other income (expense), net	(1,144)	(496)	(2,988)	(847)
Total other income, net	2,364	2,058	7,187	5,246
Income from continuing operations before provision for
income taxes	12,092	30,323	22,193	39,081
Provision for income taxes	2,033	10,258	5,361	13,591
Income from continuing operations	10,059	20,065	16,832	25,490
Income (loss) from discontinued operations, net of taxes	2,444	69,197	(62,575)	61,813
Net income (loss)	$12,503	$89,262	$(45,743)	$87,303

Earnings per share from continuing operations:
Basic	$0.14	$0.30	$0.24	$0.38
Diluted	0.14	0.28	0.24	0.37

Earnings (loss) per share from discontinued operations:
Basic	$0.03	$1.03	$(0.90)	$0.92
Diluted	0.03	0.93	(0.88)	0.83

Earnings (loss) per share:
Basic	$0.18	$1.33	$(0.65)	$1.30
Diluted	0.17	1.21	(0.64)	1.19

Weighted average number of shares outstanding
continuing operations:
Basic	70,830	67,283	69,894	67,016
Diluted	77,829	74,414	70,956	74,524

Weighted average number of shares outstanding:
Basic	70,830	67,283	69,894	67,016
Diluted	77,829	74,414	70,956	74,524

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Thousands)

Net income (loss)	$12,503	$89,262	$(45,743)	$87,303
Other comprehensive income (loss):
Foreign currency translation adjustments	972	(51)	1,431	227
Net unrealized gain on available-for-sale securities, net of income taxes	29	187	154	458
Comprehensive income (loss)	$13,504	$89,398	$(44,158)	$87,988

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2007	2006
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(45,743)	$87,303
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income (loss) from discontinued operations	62,575	(61,813)
Gain on sale of investments	(223)	(1,793)
Provision for (recoveries of) doubtful accounts and returns	(65)	457
Inventory write downs	8,626	4,092
Depreciation	11,524	8,981
Amortization of intangibles	1,899	3,166
Amortization, other	1,325	3,016
Deferred income taxes	2,647	(9,069)
Stock-based compensation	12,086	15,343
Excess tax benefits from stock-based compensation	(4,172)	(448)
Changes in operating assets and liabilities, net of business disposal:
Accounts receivable	22,755	(22,181)
Inventories	(3,224)	(10,187)
Deferred costs	5,419	3,224
Prepaid expenses and other current assets	14,309	(6,154)
Trade accounts payable	(7,243)	5,211
Income taxes receivable/payable	9,127	(21,953)
Accrued expenses	(13,193)	161
Accrued payroll and related expenses	(9,241)	(3,004)
Deferred revenues	(42,450)	17,204
Total adjustments	72,481	(75,747)
Net cash provided by operating activities - continuing operations	26,738	11,556
Net cash used in operating activities - discontinued operations	(18,565)	(2,040)
Net cash provided by operating activities	8,173	9,516
Cash flows from investing activities:
Proceeds from sales and maturities of investments	487,399	656,743
Purchases of investments	(486,912)	(862,441)
Purchases of property and equipment	(13,916)	(14,137)
Change in other assets	175	1,455
Net cash used in investing activities - continuing operations	(13,254)	(218,380)
Net cash provided by (used in) investing activities - discontinued operations	(3,241)	191,240
Net cash used in investing activities	(16,495)	(27,140)
Cash flows from financing activities:
Payments on notes payable	-	(96)
Payments for repurchase of common stock	(19,699)	-
Proceeds from issuance of common stock	29,421	10,781
Excess tax benefits from stock-based compensation	4,172	448
Net cash provided by financing activities	13,894	11,133
Effect of exchange rate changes on cash	1,527	249
Net change in cash and cash equivalents	7,099	(6,242)
Cash and cash equivalents, beginning of period	45,329	52,069
Cash and cash equivalents, end of period	52,428	45,827
Less cash and cash equivalents of discontinued operations	-	645
Cash and cash equivalents of continuing operations, end of period	$52,428	$45,182

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

We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 are for the thirteen and thirty-nine weeks ended September 28, 2007 and September 29, 2006, respectively.

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

Effective January 1, 2007, we adopted the provisions of, and account for uncertain tax positions in accordance with, FIN 48. The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in no impact to the January 1, 2007 balance of retained earnings. Our policy for the classification of interest and penalties related to income tax exposures was not impacted as a result of the adoption of FIN 48. We will continue to recognize interest and penalties as incurred as a component of provision for income taxes in the unaudited condensed consolidated statements of operations.

Restructuring and Related Expenses

Our severance policies include all officers and employees and the pre-defined severance benefits are communicated to all employees. We account for costs incurred under these severance plans, with the exception of obligations created under labor laws such as the Workers' Adjustment and Retraining Notification Act (the "WARN Act"), in accordance with Statement of Financial Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). We account for obligations incurred under the WARN Act and local labor laws in accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined

Benefit Pension Plans and for Terminations Benefits" ("SFAS 88"). Under SFAS 112 and SFAS 88, we record these obligations when the obligations are estimable and probable.

We account for one-time termination benefits, contract termination costs and other related exit costs in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS 146 also requires that (i) liabilities associated with exit and disposal activities be measured at fair value, (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period, (iii) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract), and (iv) all other costs related to an exit disposal activity be expensed as incurred.

Restructuring liabilities are included in accrued expenses and liabilities associated with Switching Solutions Group business ("SSG") and the related costs are reflected as operating expenses or included in the loss from discontinued operations, net of taxes, in the accompanying unaudited condensed consolidated financial statements.

Segment Information

We disclose information concerning our operating segments in accordance with SFAS No 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the "management approach." Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker ("CODM"), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.

Prior to the third quarter of 2007, our reportable segments consisted of two business units, the Network Signaling Group ("NSG") and the Communications Software Solutions Group ("CSSG"). During the third quarter of 2007, through the process of an organizational realignment designed to (i) consolidate our business units, (ii) improve customer focus, (iii) accelerate decisions pertaining to product integration and evolution, and (iv) increase our focus on delivering integrated product solutions, these two business units were combined into one reporting segment. This internal reorganization resulted in changes to our internal accounting and reporting processes, as well as in our management structure and related responsibilities. As a result of this realignment, for purposes of making operating decisions and assessing financial performance, our CODM reviews financial information presented on a consolidated basis only, accompanied by disaggregated information about product and service revenues.

Because we no longer have multiple reportable segments as defined by the criteria of SFAS 131, we consider ourselves to be in a single reportable segment, specifically the development and sale of signaling telecommunications and related value-added applications and services. In accordance with SFAS 131, we have eliminated all segment information related to our previous business unit structure for the three and nine months ended September 30, 2007 in the accompanying unaudited condensed consolidated financial statements, with prior period information conformed to this new presentation. We will continue to provide enterprise wide disclosures as required by SFAS 131 in our interim unaudited condensed consolidated financial statements and our annual consolidated financial statements.

Recent Accounting Pronouncements

Fair Value Option. In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "Fair Value Option"). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

Fair Value Measurement. In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

Note 2 — Discontinued Operations

Disposition of SSG

On March 20, 2007, we entered into an agreement to sell SSG to GENBAND Inc. ("Genband"), for approximately $1.0 million in cash and a 19.99% interest in Genband's outstanding vested voting equity, after giving effect to the issuance. Our SSG business consisted primarily of (i) Taqua, Inc., our then wholly owned subsidiary, (ii) Santera Systems LLC, our then wholly owned subsidiary, and (iii) certain assets of the SSG business then owned directly by Tekelec as a result of the 2006 merger of our former subsidiary, VocalData, Inc., into Tekelec.

The closing of the sale occurred on April 21, 2007 (the "Closing"). In connection with this transaction we recorded a pre-tax loss on sale of $60.7 million (which included $3.2 million of professional fees) and a restructuring charge of $21.2 million during the nine months ended September 30, 2007. The professional fees associated with the disposition of SSG consisted primarily of investment banking fees and legal, accounting, and other professional fees. The restructuring charges consisted primarily of: (i) a provision for employee severance costs, (ii) the write-off of certain leasehold improvements and other assets associated with the space formerly occupied by the SSG business, and (iii) certain lease exit costs also associated with the space formerly occupied by the SSG business. While we do not currently expect to incur any additional restructuring charges associated with our disposition of SSG, should our estimates of these costs change, such change in estimate will be reflected within discontinued operations in the period the estimate is revised.

The common stock interest in Genband received at Closing was valued at $11.2 million in accordance with the principles established in the AICPA Practice Aid — "Valuation of Privately Held Equity Issued as Compensation." This amount excludes the value of additional shares (consisting of 25% of the total number of the Genband shares issued at Closing) that will be held in escrow for one year from the Closing to secure potential indemnification claims of Genband arising during that period. We account for our equity interest using the cost method and this investment is included under the caption "Investments in privately-held companies" in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2007.

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," we have reported the results of the SSG business as discontinued operations for all periods presented. The results of the SSG operations were previously reported as the Switching Solutions Group reporting segment.

The operating results of the SSG business through the date of disposition on April 21, 2007 classified as discontinued operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$-	$20,882	$27,682	$80,904
Loss from discontinued operations before
provision for income taxes	$(4,569)	$(126,146)	$(42,148)	$(157,149)
Benefit from income taxes	(2,194)	(18,564)	(16,497)	(29,608)
Loss from discontinued operations, net of income taxes	(2,375)	(107,582)	(25,651)	(127,541)
Gain (loss) on sale of discontinued operations, net of taxes	4,819	-	(36,924)	-
Loss from discontinued operations, net of taxes	$2,444	$(107,582)	$(62,575)	$(127,541)

In connection with the disposition of SSG we incurred, for income tax purposes, a capital loss of $45.4 million. Of this amount, approximately $32.7 million can be carried back to previous years to offset capital gains, resulting in a recovery of cash income taxes paid in those years. Of the remaining $12.7 million capital loss, we expect to utilize

$1.5 million to offset estimated 2007 capital gains and have recorded a deferred tax asset of $3.9 million related to the $11.2 million capital loss that will be carried forward to future years. We have recorded a full valuation allowance of $3.9 million against this deferred tax asset, as it is not more likely than not that we will realize the tax benefit of this carry forward in future income tax returns.

During the third quarter, we revised our estimates as to the amount of capital loss that can be carried back and offset against capital gains recorded in prior years' income tax returns. As a result of this change in estimate, we reduced our valuation allowance by $4.8 million, which is reflected in the above table as an income tax benefit in "Gain (loss) on sale of discontinued operations, net of taxes" for the three and nine months ended September 30, 2007.

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

Included in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2007 are certain liabilities incurred in connection with the disposition of SSG and certain liabilities of SSG retained by us. These liabilities are included under the caption "Liabilities associated with SSG" in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2007 and consist primarily of the remaining restructuring liability associated with the restructuring activities discussed above and certain liabilities incurred prior to the disposition and retained by us in accordance with the terms of our agreement with Genband.

In connection with the disposition of SSG, we entered into a Transition Services Agreement with Genband, under which, for a period of up to six months after closing of the SSG sale, we agreed to provide Genband with certain administrative support services, including information technology, systems integration and connectivity support and other services in order to facilitate an orderly transition of the SSG business to Genband. In addition, we entered into a sublease agreement under which we subleased to Genband approximately 38,000 square feet of office space in Plano, Texas. As of September 30, 2007, we have an outstanding receivable from Genband of $408,000 related to these arrangements.

Disposition of IEX

On April 27, 2006, we entered into a Stock Purchase Agreement pursuant to which we agreed to sell to NICE-Systems, Inc., all of the outstanding shares of capital stock of IEX Corporation (the "IEX Shares"), our then wholly owned subsidiary ("IEX"). We classified the IEX business as discontinued operations in the second quarter of 2006. The closing of the sale of the IEX Shares occurred on July 6, 2006, resulting in total cash proceeds of approximately $201.5 million and a pre-tax gain of approximately $200.1 million ($177.5 million after tax) in the year ended December 31, 2006.

Financial results of IEX are reported separately as discontinued operations for all periods presented. Prior to the sale, results of IEX operations were reported as the IEX Contact Center Group operating segment. Summarized results of operations for IEX for the three and nine months ended September 30, 2006 were as follows (in thousands):

	Three	Nine
	Months	Months
	Ended	Ended
	September 30, 2006
Revenues	$-	$36,113
Income (loss) from discontinued operations before
provision for income taxes	(1,062)	18,587
Provision for (benefit from) income taxes	(383)	6,691
Income (loss) from operations of discontinued operations, net of income taxes	(679)	11,896
Gain on sale of discontinued operations, net of taxes	177,458	177,458
Income from discontinued operations, net of income taxes	$176,779	$189,354

Note 3 — Restructuring Costs

2007 Restructurings

As further discussed in Note 11, during the third quarter of 2007 we initiated an organizational realignment designed to (i) consolidate our business units, (ii) improve customer focus, (iii) accelerate decisions pertaining to product integration and evolution, and (iv) increase our focus on delivering integrated product solutions (the "2007 Realignment"). As a result of the 2007 Realignment, five senior employees have exited the Company or will exit the Company upon completion of their transitional roles designed to facilitate the integration of our former business units. In connection with these events, we incurred charges of $1.9 million related to employee severance and associated benefits and $0.3 million related to direct costs associated with transition activities which consisted primarily of salaries and related benefits. These costs are reflected in restructuring and other expense from continuing operations in the accompanying unaudited condensed consolidated statements of operations. We continue to evaluate additional synergies associated with combining our business units and may incur additional restructuring charges in the remainder of 2007 as part of our effort to better align our cost structure with our current expectations for revenues and orders.

The costs currently expected to be incurred and cumulative costs incurred related to the 2007 Realignment are as follows (in thousands):

	Total Costs	Cumulative Costs
	Expected to be	Incurred through
	Incurred	September 30, 2007
Severance costs and related benefits	$1,936	$1,936
Transition related costs	337	296
Total restructuring charges	$2,273	$2,232

In June 2007, we initiated a restructuring of our operations (the "2007 Restructuring") in order to better align our organizational structure with our anticipated future revenues and the anticipated administrative support needs of our business following the sale of our SSG business. We completed this restructure in July 2007. In connection with this restructuring, we terminated a total of 33 domestic and international positions and incurred $0.1 million and $2.6 million of restructuring costs, consisting primarily of employee severance and associated benefits costs, for the three and nine months ended September 30, 2007, respectively. These costs are reflected in continuing operations in the accompanying unaudited condensed consolidated statements of operations.

The costs expected to be incurred and cumulative costs incurred related to the 2007 Restructuring are as follows (in thousands):

	Total Costs	Cumulative Costs
	Expected to be	Incurred through
	Incurred	September 30, 2007
Severance costs and related benefits	$2,569	$2,569
Total restructuring charges	$2,569	$2,569

In the third quarter of 2007, in connection with our disposition of SSG and our related restructuring (the "SSG Restructuring"), we incurred $4.6 million and $21.2 million of restructuring costs for the three and nine months ended September 30, 2007, respectively. These costs consisted primarily of (i) a provision for employee severance costs, (ii) the write-off of certain leasehold improvements and other assets associated with the space formerly occupied by the SSG business, and (iii) certain lease exit costs also associated with the space formerly occupied by the SSG business. These costs are reflected in discontinued operations in the accompanying unaudited condensed consolidated statements of operations. The SSG Restructuring involved the termination of approximately 165 full time positions that directly or indirectly supported our SSG business.

The costs expected to be incurred and cumulative costs incurred related to the SSG Restructuring are as follows (in thousands):

	Total Costs	Cumulative Costs
	Expected to be	Incurred through
	Incurred	September 30, 2007
Severance costs and related benefits	$10,950	$10,950
Non-cash facilities consolidation	6,064	6,064
Lease exit costs and other	4,192	4,192
Total restructuring charges	$21,206	$21,206

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

In connection with the 2006 Restructuring, we recorded pre-tax restructuring charges of approximately $7.4 million during fiscal 2006 ($2.0 million of which is reflected in continuing operations and $5.4 million of which is reflected in discontinued operations). We have not incurred any additional charges in 2007, and we do not expect to incur any additional costs related to the 2006 Restructuring in the future. All remaining balances accrued in connection with the 2006 Restructuring are expected to be paid out in 2007.

Reconciliation of restructuring obligations

The following table provides detail on our restructuring activities and the remaining obligations as of September 30, 2007 (in thousands):

	Severance
	Costs and	Facility
	Related	Exit
	Benefits	Costs	Total
Restructuring obligations, December 31, 2006	$2,596	$-	$2,596

Restructuring and related expenses
SSG Restructuring (1)	10,950	4,192	15,142
SSG exit cost reclass (2)	-	758	758
2007 Restructuring	2,569		2,569
2007 Realignment	2,232		2,232
Cash payments	(13,177)	(402)	(13,579)
Restructuring obligations, September 30, 2007	$5,170	$4,548	$9,718
  Excludes a non-cash charge of $6.1 million associated with certain leasehold improvements, furniture and fixtures and other equipment abandoned as part of our exit of our facilities utilized by our SSG business unit.
  During the third quarter of 2007 we reclassified deferred rent, net of a lease deposit, associated with the space formerly occupied by the SSG business unit from accrued liabilities into restructuring liabilities.

Restructuring obligations are included in "Accrued expenses" ($4.2 million) and "Liabilities associated with SSG" ($5.5 million) in the accompanying unaudited condensed consolidated balance sheets. We anticipate settling our remaining severance obligations during 2007 and 2008, and our facility-related costs through 2013. This is based on our current best estimate, which could change materially if actual activity differs from what is currently expected. We will continue to review the status of our restructuring activities quarterly and, if appropriate, record changes in our restructuring obligations in current operations or discontinued operations based on our most current estimates.

Note 4 — Financial Statement Details

Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30,	December 31,
	2007	2006
Trade accounts receivable	$115,735	$139,461
Less: Allowance for doubtful accounts and sales returns	5,909	6,411
	$109,826	$133,050

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$15,932	$16,022
Work in process	195	179
Finished goods	5,873	9,538
Total inventory	$22,000	$25,739

Note 5 — Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Purchased technology	$23,490	$23,490
Customer relationships	1,030	1,030
Non-compete contracts	240	240
	24,760	24,760
Less: accumulated amortization	(7,116)	(5,217)
Total intangible assets	$17,644	$19,543

The identifiable intangible assets are amortized over their estimated useful lives. The estimated future intangibles amortization expense as of September 30, 2007 is as follows (in thousands):

For the Years Ending December 31,
2007 (remaining three months)	$633
2008	2,495
2009	2,452
2010	2,452
2011	2,452
Thereafter	7,160
Total	$17,644

Goodwill

The carrying amount of goodwill as of September 30, 2007 is as follows (in thousands):

Balance at December 31, 2006	$26,876
Additions	-
Balance at September 30, 2007	$26,876

As required by SFAS 142 "Goodwill and Other Intangible Assets," we do not amortize our goodwill balances, but instead test our goodwill for impairment at the reporting unit level annually on October 1 and more frequently upon the occurrence of any events that may indicate impairment. As a result of the consolidation of our NSG and CSSG reporting segments, as discussed above, and consistent with our determination that we only have one reporting segment under SFAS 131, we have determined we only have one reporting unit under SFAS 142.

Note 6 — Income Taxes

During the three and nine months ended September 30, 2007, income taxes related to continuing operations as a percentage of pretax income (the "Effective Rate") were 17% and 24%, respectively. Our Effective Rate differs from the statutory rate of 35% principally due to (i) a significant portion of our pretax income being derived from tax-exempt interest generated from our investment portfolio for both 2007 and 2006, and (ii) certain discrete income tax benefits recorded during the third quarter of 2007.

As part of the process of preparing our unaudited condensed consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pretax income can impact our Effective Rate. This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets.

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

Our U.S. Federal income tax returns for 2002 through 2006 have been selected for examination by the Internal Revenue Service ("IRS"). While the final resolution of the IRS's pending examination is uncertain, we believe we have made adequate provision in the accompanying unaudited condensed consolidated financial statements for any adjustments that the IRS may propose with respect to the U.S. Federal income tax returns. Based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations. We may, however, receive an assessment related to the audit of our U.S. income tax returns that exceeds amounts provided for by us. In the event of such an assessment, there exists the possibility of a material adverse impact on our results of operations for the period in which the matter is ultimately resolved or an unfavorable outcome is more likely than not to occur.

Note 7 — Uncertain Tax Positions

On January 1, 2007, we adopted the provisions of FIN 48. Upon the adoption of FIN 48, we did not record an adjustment to the balance of retained earnings as of January 1, 2007. As of January 1, 2007 and September 30, 2007, the total amount of unrecognized income tax benefits was $12.1 million and $14.1 million (including interest and penalties), respectively. The recognition of the total amount of unrecognized income tax benefit of $14.1 million as of September 30, 2007 would have a material impact on the Company's effective tax rate.

We recognize interest and penalties related to uncertain tax positions in the provision for (benefit from) income taxes. As of January 1, 2007, the total amount of interest and penalties related to the liability for uncertain tax positions was $2.1 million. During the nine months ended September 30, 2007, we accrued an additional $0.9 million of interest expense in the provision for income taxes.

On September 15, 2007, the statute of limitations for an IRS audit of our 2003 Federal income tax filing expired with the exception of a refund claim made by filing an amended return for 2003, which remains subject to adjustment by the IRS. As a result, we have recognized previously unrecognized income tax benefits related to the 2003 income tax filing of approximately $0.5 million in the financial statements for the three and nine months ended September 30, 2007. This income tax benefit was recorded discretely in the provision for income taxes and did not have a material impact on our consolidated Effective Rate for the three and nine months ended September 30, 2007. During the next twelve months, we expect certain events to occur that may allow us to recognize previously unrecognized income tax benefits. These events include (i) the expiration of the statute of limitations related to our 2004 income tax filings, and (ii) the expected settlement of the IRS examinations of our 2002 through 2006 tax years (as discussed in Note 6 above). The range of previously unrecognized benefits that would be recognized if both of these events occur cannot be reasonably estimated at this time, but may have a material impact on our consolidated Effective Rate.

As mentioned in Note 6, our 2002 through 2006 Federal income tax returns are currently under examination by the IRS. Certain tax return filings outside of the United States remain open to examination by foreign tax authorities, but these filings, and the resulting tax liabilities, are not material to our consolidated financial statements.

Note 8 — Commitments and Contingencies

Indemnities, Commitments and Guarantees

In the normal course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property, confidentiality, gross negligence and willful misconduct indemnities to our customers in connection with the sale of our products and services and licensing of our technology, indemnities for liabilities associated with the infringement of other parties' technology based upon our products, services and technology, guarantees of timely performance of our obligations, indemnities related to the reliability of our equipment, and indemnities to our directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and, in certain cases, is indefinite. Many of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded a liability for these indemnities, commitments or guarantees in the accompanying unaudited condensed consolidated balance sheets because future payment is not probable.

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

In the first quarter of 2007, we settled a complaint originally filed in February 2005 by Bouygues Telecom, S.A. ("Bouygues"), a French telecommunications operator. The terms of the settlement agreement are confidential; however, as part of the settlement, we agreed to provide $5.0 million in credits to Bouygues which it can apply to its purchases of products and services from us. The remaining terms of the settlement did not, and are not expected to, have a material impact on our operating results, financial position or cash flows. The settlement agreement also provides for mutual releases and the dismissal of the lawsuit with prejudice.

In connection with this litigation and settlement, in the first quarter of 2007 we incurred approximately $712,000 in legal expenses, net of insurance reimbursement received in 2007. We recorded the $5.0 million of credits as an increase in warranty expense, and reflected the associated obligations related to the credits in deferred revenue.

Note 9 — Stock-Based Compensation

Stock-Based Awards Activity

The following table summarizes option and stock appreciation rights ("SARs") activity for the nine months ended September 30, 2007 (shares and dollars in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Life (years)	Value
Outstanding at December 31, 2006	18,125	$16.86
Options and SARs granted	339	14.34
Options exercised	(2,397)	11.33
Options cancelled/forfeited/expired	(5,393)	18.24
Outstanding at September 30, 2007	10,674	$17.33	3.02	$3,073

Vested and expected to vest at September 30, 2007 (1)	10,212	$17.45	2.93	$3,046

Exercisable at September 30, 2007	8,634	$17.96	2.57	$2,952

(1) Options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The following table summarizes information about stock options and SARs outstanding and exercisable at September 30, 2007 (shares in thousands):

	Options and SARs Outstanding			Options / SARs Exercisable
		Wgtd. Avg.
		Remaining	Wgtd. Avg.		Wgtd. Avg.
		Contractual	Exercise		Exercise
Range of Exercise Price	Number	Life (years)	Price	Number	Price
$ 3.11 to $ 11.78	1,022	2.84	$9.27	993	$9.19
11.96 to 11.96	1,274	4.81	11.96	475	11.96
12.15 to 14.63	1,068	2.60	13.15	785	12.83
14.72 to 17.19	1,213	2.80	15.95	916	15.91
17.25 to 17.80	1,508	3.17	17.58	1,022	17.54
17.94 to 18.76	371	2.86	18.55	331	18.53
18.80 to 18.80	1,146	2.35	18.80	1,043	18.80
19.21 to 20.22	1,102	3.35	19.45	1,102	19.45
20.34 to 25.31	1,650	2.35	24.01	1,647	24.01
25.38 to 2,739.21	320	2.87	34.12	320	34.12
Total	10,674	3.02	$17.33	8,634	$17.96

The following table summarizes Restricted Stock Unit ("RSU") activity for the nine months ended September 30, 2007 (shares in thousands):

		Weighted
		Average
		Grant Date
	Number	Fair Value
Outstanding at December 31, 2006	972	$13.49
Awarded	613	13.81
Released	(214)	13.42
Forfeited	(180)	12.41
Outstanding at September 30, 2007	1,191	$13.83

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

Prior to the second quarter of 2007, our stock-based awards had been service-based only. In May 2007, we awarded our President and Chief Executive Officer 100,000 RSUs that also contain performance-based criteria. The number of RSUs eligible for vesting is based on our attainment of specific performance goals set by the Board of Directors, and, to the extent the RSUs become eligible for vesting based on our achievement of those goals, the RSUs are subject to a vesting period of four years with vesting criteria based on continued employment. To the extent that we believe it is probable that the performance goals will be achieved, the expense associated with this grant will be accrued according to the vesting schedule of the award beginning in the period when achievement is considered probable. We will reassess the probability of the performance conditions being achieved at each reporting period and will adjust the accrual for subsequent changes in the estimated or actual outcome. Based on the Company's performance through the third quarter of 2007, we believe it is probable that these performance goals will be achieved, and we have recorded stock based compensation expense accordingly.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three and nine months ended September 30, 2007 and 2006 such that expense was recorded only for those stock-based awards that are expected to vest.

Total stock-based compensation recognized in our unaudited condensed consolidated statements of operations for the three months ended September 30, 2007 and 2006 is as follows (in thousands):

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Three months ended September 30, 2007
Cost of goods sold	$308	$57	$365
Research and development	437	53	490
Sales and marketing	580	279	859
General and administrative	787	859	1,646
Total continuing operations	2,112	1,248	3,360
Discontinued operations	35	-	35
Total	$2,147	$1,248	$3,395

Three months ended September 30, 2006
Cost of goods sold	$575	$15	$590
Research and development	1,206	4	1,210
Sales and marketing	1,230	43	1,273
General and administrative	1,445	631	2,076
Total continuing operations	4,456	693	5,149
Discontinued operations	3,609	56	3,665
Total	$8,065	$749	$8,814

Total stock-based compensation recognized in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Nine months ended September 30, 2007
Cost of goods sold	$1,138	$150	$1,288
Research and development	2,085	122	2,207
Sales and marketing	2,100	569	2,669
General and administrative	3,414	2,508	5,922
Total continuing operations	8,737	3,349	12,086
Discontinued operations	2,798	(159)	2,639
Total	$11,535	$3,190	$14,725

Nine months ended September 30, 2006
Cost of goods sold	$1,868	$15	$1,883
Research and development	3,817	4	3,821
Sales and marketing	3,989	43	4,032
General and administrative	4,206	1,401	5,607
Total continuing operations	13,880	1,463	15,343
Discontinued operations	11,308	56	11,364
Total	$25,188	$1,519	$26,707

Note 10 — Stockholders' Equity

Stock Repurchase Program

In August 2007, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $50.0 million of our common stock pursuant to a Rule 10b5-1 trading plan adopted under the rules of the Securities and Exchange Commission. Stock repurchases under this program are to be funded from available working capital. The pace of our stock repurchase activity will depend on several factors such as our working capital needs, our stock price, regulatory requirements, and other economic and market conditions. Our stock repurchase program may be terminated at any time.

As of September 30, 2007, approximately 1.6 million shares have been repurchased for approximately $19.7 million. Through October 25, 2007, we have repurchased approximately 2.5 million shares for approximately $30.8 million. These shares and the related repurchase costs have been reflected as a reduction to common stock.

Note 11 — Operating Segment Information

Prior to the third quarter of 2007, we were organized into two major operating groups: the Network Signaling Group and the Communications Software Solutions Group. In August 2007, we committed to a realignment plan designed to (i) consolidate our business units, (ii) improve customer focus, (iii) accelerate decisions pertaining to product integration and evolution, and (iv) increase our focus on delivering integrated product solutions. Accordingly, we combined the above two business units into one organizational structure in the third quarter of 2007. As a result of these organizational changes, beginning in the third quarter of fiscal year 2007, our management structure and responsibilities, as well as our management reporting methods, have changed, leading to elimination of the Company's reportable segments as defined by SFAS 131. We will continue to present enterprise-wide disclosure information as required by SFAS 131.

Enterprise-Wide Disclosures

The following table sets forth, for the periods indicated, revenues from external customers by our principal product lines (in thousands):

	Revenues from External Customers
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Product revenues:
Eagle and other signaling products	$56,884	$87,951	$174,207	$190,794
Number portability products	4,427	9,640	16,515	18,330
Monitoring products	9,216	6,901	29,667	27,389
Total product revenues	70,527	104,492	220,389	236,513
Customer warranty services	19,743	19,478	52,819	49,099
Professional and other services	7,527	10,327	43,366	32,635
Total net revenues	$97,797	$134,297	$316,574	$318,247

We conduct business in a number of foreign countries and are organized into three geographic regions. The three regions are: North America, comprised of the United States and Canada; "EAAA," comprised of Europe and the Middle East, Asia Pacific (including China and India), Africa and Australia; and "CALA," comprised of the Caribbean and Latin America, including Mexico. The following table sets forth, for the periods indicated, revenues from external customers by geographic territory (in thousands):

	Revenues from External Customers
	By Geographic Region
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
North America(1)	$49,830	$71,702	$140,348	$195,354
EAAA	29,597	32,748	95,340	61,392
CALA	18,370	29,847	80,886	61,501
Total revenues from external customers	$97,797	$134,297	$316,574	$318,247

(1)

North America includes revenues in the United States of $48,286 and $66,675 for the three months ended September 30, 2007 and 2006, respectively, and $130,170 and $180,513 for the nine months ended September 30, 2007 and 2006, respectively.

The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment, investments in privately held companies and other assets by geographic region (in thousands):

	Long-Lived Assets
	By Geographic Region
	September 30,	December 31,
	2007	2006
United States	$49,157	$43,016
Other	3,345	3,243
Total long-lived assets	$52,502	$46,259

For the three months ended September 30, 2007, combined sales to the subsidiaries of Carso Global Telecom (Telefonos De Mexico and America Telecom) represented 16% of our revenues; and sales to the T-Mobile entities, including domestic and international, represented 11% of our revenues. For the nine months ended September 30, 2007, combined sales to the subsidiaries of Carso Global Telecom (Telefonos De Mexico and America Telecom) represented 15% of our revenues; and sales to the merged AT&T entities (comprised of AT&T, Cingular, SBC Communications, Inc. and others) represented 11% of our revenues. For the three months ended September 30, 2006, sales to the merged AT&T entities and TIM Brasil S.A. represented 19% and 10% of our revenues, respectively. For the nine months ended September 30, 2006, sales to the merged AT&T entities accounted for 19% of our revenues.

Note 12 — Earnings Per Share - Continuing Operations

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings from continuing operations per share computations for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Income
	from
	Continuing
	Operations	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 2007:
Basic income from continuing operations per share	$10,059	70,830	$0.14
Effect of Dilutive Securities	-	638
Effect of "if-converted" method applied to Convertible Notes	581	6,361
Diluted income from continuing operations per share	$10,640	77,829	$0.14

For the Three Months Ended September 30, 2006:
Basic income from continuing operations per share	$20,065	67,283	$0.30
Effect of Dilutive Securities	-	770
Effect of "if-converted" method applied to Convertible Notes	581	6,361
Diluted income from continuing operations per share	$20,646	74,414	$0.28

For the Nine Months Ended September 30, 2007:
Basic income from continuing operations per share	$16,832	69,894	$0.24
Effect of Dilutive Securities	-	1,062
Effect of "if-converted" method applied to Convertible Notes	-	-
Diluted income from continuing operations per share	$16,832	70,956	$0.24

For the Nine Months Ended September 30, 2006:
Basic income from continuing operations per share	$25,490	67,016	$0.38
Effect of Dilutive Securities	-	1,147
Effect of "if-converted" method applied to Convertible Notes	1,743	6,361
Diluted income from continuing operations per share	$27,233	74,524	$0.37

The computation of diluted earnings from continuing operations per share excludes unexercised stock options, unvested restricted stock units, and potential shares issuable upon conversion of our $125.0 million senior subordinated convertible notes that are anti-dilutive. The following common stock equivalents were excluded from the earnings from continuing operations per share computation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average number of stock options and SARs excluded
due to the exercise price exceeding the average fair value of our
common stock during the period	9,757	18,167	11,495	17,888
Shares issuable upon conversion of our convertible debt	-	-	6,361	-
Total common stock equivalents excluded from diluted net
income from continuing operations per share computation	9,757	18,167	17,856	17,888

There were no transactions subsequent to September 30, 2007, which, had they occurred prior to October 1, 2007, would have materially changed the number of shares in the basic or diluted earnings from continuing operations per share computations.

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

We derive our revenues primarily from the sale or license of telecommunications network systems and software applications and related professional services, such as installation, training, and customer support, including customer post-warranty service contracts and our TekelecCare extended warranty offering. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer's credit standing and our history with the customer. As we continue to expand internationally, we expect that our payment terms may lengthen, as a higher percentage of our billing terms may be tied to the achievement of milestones and a greater number of our customers may require performance bonds.

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

Operating Segments

Prior to the third quarter of 2007, we were organized into two operating groups: the Network Signaling Group ("NSG") and the Communications Software Solutions Group ("CSSG"). As discussed in Note 2 to our accompanying unaudited condensed consolidated financial statements, on April 21, 2007 we sold our Switching Solutions Group ("SSG") business, which was previously reported as the SSG operating segment; and on July 6, 2006 we sold our IEX business, which was previously reported as the IEX Contact Center Group operating segment. As discussed in Note 11 to our accompanying unaudited condensed consolidated financial statements, in August 2007 we committed to a realignment plan designed to (i) consolidate our business units, (ii) improve customer focus, (iii) accelerate decisions pertaining to product integration and evolution, and (iv) increase our focus on delivering integrated product solutions. As a result of these organizational changes, we no longer have multiple reportable segments as defined by the criteria of SFAS 131 and, therefore, consider ourselves to be in a single reportable segment, specifically the development and sale of signaling telecommunications and related value-added applications and services. Prior period segment information presented below has been adjusted to conform to our current organization.

Discontinued Operations

As further discussed in Note 2 to our accompanying unaudited condensed consolidated financial statements, during the second quarter of 2007 we sold our SSG business to Genband, and during the third quarter of 2006 we sold our IEX business to NICE Systems, Inc. These businesses are classified as discontinued operations and their financial results are reported separately as discontinued operations for all periods presented.

The following table represents the financial results of the SSG and IEX businesses included in discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$-	$20,882	$27,682	$80,904
Loss from discontinued operations before
provision for income taxes	$(4,569)	$(126,146)	$(42,148)	$(157,149)
Benefit from income taxes	(2,194)	(18,564)	(16,497)	(29,608)
Loss from discontinued operations, net of income taxes	(2,375)	(107,582)	(25,651)	(127,541)
Gain (loss) on sale of discontinued operations, net of taxes	4,819	-	(36,924)	-
Loss from discontinued operations, net of taxes	$2,444	$(107,582)	$(62,575)	$(127,541)

Internal Controls and Corporate Governance

We consider our internal control over financial reporting a high priority and continually review all aspects and make improvements in our internal control. Our executive management is committed to ensuring that our internal control over financial reporting is complete, effective and appropriately documented. In the course of our evaluation of our internal control, we seek to identify material errors or control problems and to confirm that the appropriate corrective actions, including process improvements, are being undertaken. We also seek to deal with any control matters in this evaluation, and in each case if a problem is identified, we consider what revision, improvement or correction to make in accordance with our ongoing procedures. Our continuing objective is to maintain our internal control as a set of dynamic systems that change (including improvements and corrections) as conditions warrant.

In addition to striving to maintain an effective system of internal control over financial reporting, we also strive to follow the highest ethical and professional standards in measuring and reporting our financial performance. Specifically, we have adopted a code of conduct for all of our employees and directors that requires a high level of professionalism and ethical behavior. We believe that our accounting policies are prudent and provide a clear view of our financial performance. We utilize our internal audit function to help ensure that we follow these accounting policies and independently test our internal control. Further, our Disclosure Committee, composed primarily of senior financial and legal personnel, helps ensure the completeness and accuracy of the reporting of our financial results and our other disclosures. In performing its duties, the Disclosure Committee consults with and obtains relevant information from operations, customer service and sales personnel, including an internal certification process that solicits responses from these functional areas. Prior to the release of our financial results, key members of our management review our operating results and significant accounting policies and estimates with our Audit Committee, which consists solely of independent members of our Board of Directors.

Operating Environment and Key Factors Impacting our 2007 Results

Today, most service providers operate both circuit switched and packet networks. Currently, the majority of networks which carry voice communications rely on time division multiplexing ("TDM") circuit switching technology, and, until recently, packet switching has been used almost exclusively for data communications. Managing multiple distinct networks in the future is not expected to be a viable economic alternative for service providers. While circuit switching has offered reliable and high quality voice communications, packet switching is inherently more efficient and cost effective. As a result, service providers are beginning to migrate toward a single Internet Protocol ("IP") network architecture, or converged network, to serve as the foundation for their enhanced voice, video and data service offerings.

Convergence has a wide variety of meanings within the telecommunications industry. The term convergence encompasses (i) the convergence of circuit and packet-based technologies to support voice services (voice transported over IP and SS7 signaling transported over IP), (ii) the convergence of mobile networks and fixed networks and the associated flexibility of accessing networks utilizing a variety of subscriber devices, (iii) the convergence of widely utilized information technologies with proprietary legacy telecommunications technologies, and (iv) the convergence of basic voice and data services and enhanced multimedia services.

In the last several years, the IP Multimedia Subsystem architecture ("IMS") has emerged as an architecture well suited for converged IP networking. Variations of the IMS architecture have been and are being adopted by various standard-setting bodies within the wireless, wireline and cable industries. Very much like the SS7-based intelligent networking architecture employed by circuit switched networks, IMS includes a three-layer architecture: a media transport layer, a signaling and session control layer and an applications layer. However, instead of employing the SS7 protocol for signaling, IMS uses a newer signaling protocol, Session Initiation Protocol, or SIP. SIP's advantages include its ability to manage multimedia services (voice, video and data) in an IP network, making them accessible from a wide variety of devices, such as mobile phones, personal computers, ordinary phones and personal digital assistants, or so called "smart phones."

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

While the transition to IMS may be occurring more slowly than originally anticipated, we believe our products and services may provide our customers with key components to successfully migrate to IMS. Thus, we believe our expertise in network signaling, coupled with our increasing abilities to provide our customers expanded products and services geared for a next-generation network environment, positions us to take advantage of the opportunities presented by the migration to IMS.

Our results in 2007 have been impacted by the recent wide-spread consolidation among service providers, as they attempt to take advantage of increased economies of scale or position themselves to offer both wireline and wireless services at reduced costs. We believe the uncertainty generated by the recent consolidation among service providers, particularly in North America, and slower than anticipated adoption of our new transition products are both factors that may have contributed to a shortfall in expected orders from our customers in the first half of 2007. While we saw a significant increase in orders during the third quarter of 2007 in North America as compared to the first half of 2007, it is too early to determine if the negative impact on our orders from this consolidation will continue or has in fact ended. In addition, orders for our monitoring products were lower than anticipated worldwide during the first nine months of 2007 due to competitive pressures and delays in expected new product introductions, including the delay of a new release of our Integrated Applications Software ("IAS"), IAS 2.0 until the third quarter of 2007. We expect that orders for this product may increase as we continue successful implementations within our customer base.

Summary of Operating Results and Key Financial Metrics

The following is a brief summary of our performance relative to certain key financial metrics for our continuing operations (i.e., excluding SSG and IEX) as of and for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 (in thousands, except earnings per share and days sales outstanding, ("DSO"):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Statement of operations statistics:
Revenues	$97,797	$134,297	$316,574	$318,247
Orders	$109,166	$89,402	$273,043	$257,642
Backlog	$346,070	$376,263	$346,070	$376,263
Operating income	$9,728	$28,265	$15,006	$33,835
Diluted earnings per share	$0.14	$0.28	$0.24	$0.37
Cash flows from operations	$(19,175)	$(16,516)	$26,738	$11,556

			September 30,	December 31,
			2007	2006
Balance sheet statistics:
Cash, cash equivalents and investments			$431,013	$424,374
Accounts receivable, net			$109,826	$133,050
Days sales outstanding (DSO)			79	60
Deferred revenue			$153,112	$195,830
Working capital			$312,419	$482,384
Shareholders' equity			$473,033	$494,241

Revenues decreased by 27% to $97.8 million in the third quarter of 2007 from $134.3 million in the third quarter of 2006. The year-over-year decrease in quarterly revenues is due principally to (i) our operating performance being unusually strong in 2006 as a result of revenue recognized from prior periods that was deferred in the restatement process (i.e., the third quarter of 2006 was the first full quarter after implementing new procedures, as discussed further below, in response to our restatement process and adopting the residual method of revenue recognition), and (ii) the impact of several large orders for which revenue was recognized in the third quarter of 2006 upon delivery of a new software release in that quarter, particularly approximately $20 million of revenue recognized from a major North American wireless carrier in the third quarter of 2006. A significant portion of our orders originally anticipated to be recognized as revenues during the first quarter of 2006 were deferred until delivery of this new software release in the third quarter. On a year to date basis, our revenues remained comparable, amounting to $316.6 million for the nine months ended September 30, 2007, compared to $318.2 million for the corresponding period in 2006. While our revenues from our international regions continue to grow as we gain market share in these markets, the decrease in the North American revenues, which we believe was due in part to the consolidation of large service providers discussed previously, is offsetting this positive international trend and resulting in our overall revenues remaining essentially flat on a year to date basis.

Orders increased by 22% to $109.2 million in the third quarter of 2007 from $89.4 million in the third quarter of 2006, and by 6% on a year-to-date basis from $257.6 million in the third quarter of 2006 to $273.0 million in the third quarter of 2007. The increase in orders is primarily due to continued expansion into international regions, particularly EAAA, where we experienced growth of 56% on a quarter-over-quarter basis and growth of 36% on a year-over-year basis.

Backlog has declined by $30.2 million from September 30, 2006 to September 30, 2007, principally due to a continued focus on converting backlog to revenue as quickly as possible, including the adoption of new compensation policies and new sales and delivery procedures as discussed further below, while ensuring we meet all customer deliverables. While backlog declined on a year-over-year basis, backlog increased by $11.4 million from June 30, 2007 as a result of strong order growth in the seasonally slower third quarter. Based on our performance in the third quarter and our current view of orders in the fourth quarter, we are cautiously optimistic that we may continue to see modest growth in our backlog in the fourth quarter.

Operating Income from Continuing Operations decreased from $28.3 million in the third quarter of 2006 to $9.7 million in the third quarter of 2007. The decrease is primarily due to a decline in revenues in the third quarter of 2007 compared to the same period in 2006, partially offset by a reduction in our operating expenses resulting from the restructuring activities in 2006 and 2007. For the nine months ended September 30, 2007, operating income from continuing operations decreased 56% to $15.0 million, primarily due to a lower gross profit margin resulting from (i) the shift in the revenue mix from domestic to international markets where our revenues typically carry lower margins than sales domestically, and (ii) an increased investment in research and development activities.

Diluted Earnings per Share from continuing operations for the three and nine months ended September 30, 2007 were impacted by the declines in revenues and gross margins discussed above, resulting in a year-over year decline of 50% and 35%, respectively.

Operating Cash Flow from continuing operations increased to $26.7 million in the first nine months of 2007 from $11.6 million in the first nine months of 2006, primarily as a result of continued improved collections of accounts receivable and the receipt in 2007 of net income tax refunds of approximately $9.1 million. Partially offsetting these higher in-flows in 2007 was a higher conversion rate of deferred revenue into revenue during the first nine months of 2007 versus the first nine months of 2006 for the reasons discussed below. Our operating cash flows for the third quarter of each year are typically negative due to the seasonally lower orders for the quarter, along with seasonally lower billings related to renewals of our warranty services. Operating cash flows from continuing operations decreased to an outflow of $19.2 million in the third quarter of 2007 from an outflow of $16.5 million in the third quarter of 2006, primarily as a result of the year-over-year decline in earnings for the reasons discussed above.

Cash, Cash Equivalents and Short-Term Investments increased during the nine months ended September 30, 2007 by $6.6 million due primarily to (i) the improvements in operating cash flows for the nine months ended September 30, 2007 discussed above, and (ii) proceeds from the issuance of common stock under our equity compensation plans of $29.4 million, partially offset by payments made for share repurchases of $19.7 million, capital expenditures of $13.9 million and negative cash flows from discontinued operations of $18.6 million.

Accounts Receivable decreased by $23.2 million during the nine months ended September 30, 2007 to $109.8 million. This decrease was attributable in part to significant cash collections in 2007 coupled with lower billings than in the comparable periods in the prior year.

Days Sales Outstanding ("DSO") have increased to 79 days as of September 30, 2007 from 60 days as of December 31, 2006, primarily due to lower quarterly revenues relative to outstanding accounts receivable for the reasons discussed above. Upon the achievement of certain milestones as defined in our customer contracts, we invoice our customers for deliverables according to the terms of the contract, which often results in the recognition of a receivable prior to the recognition of revenue. As a result, a corresponding amount of deferred revenue is recorded related to the billing. For purposes of calculating DSO, amounts included in deferred revenue related to accounts receivable are netted against such accounts receivable.

Deferred Revenue decreased by $42.7 million, or 22%, from $195.8 million as of December 31, 2006 to $153.1 million as of September 30, 2007, due primarily to (i) the decline in our orders and the resulting billings during the preceding two to three quarterly periods for the reasons discussed above, and (ii) continued improvements in delivering all elements contained in our customer contracts in a more expeditious manner.

Working Capital decreased by 35% from $482.4 million as of December 31, 2006 to $312.4 million as of September 30, 2007, primarily due to (i) the reclassification of our Convertible Debt of $125.0 million from long-term to current liabilities, as the Convertible Debt matures in June 2008, (ii) recognition of the loss on the disposition of SSG's assets held for sale of $36.9 million (net of tax), and (iii) the $23.2 million reduction in accounts receivable discussed above, partially offset by a net increase in cash, cash equivalents and short-term investments due to the reasons discussed above, and the $42.7 million decrease in deferred revenue noted above.

Shareholders' Equity decreased by $21.2 million in the nine months ended September 30, 2007 from $494.2 million as of December 31, 2006 to $473.0 million as of September 30, 2007, due primarily to a net loss of $45.7 million, including the after-tax impact of stock-based compensation, and the repurchase activity under our stock repurchase program of approximately $19.7 million. These decreases were partially offset by (i) proceeds from the issuance of shares resulting from employee stock option exercises and our employee stock purchase plan of $29.4 million, and (ii) increases in shareholders' equity resulting from stock-based compensation of $14.7 million, including approximately $2.6 million of stock-based compensation expense attributable to discontinued operations.

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

Prior to the second quarter of 2006, the focus of our sales, order management and contracting processes and related personnel had been on obtaining large sales orders that, in most cases, included multiple product and/or software deliverables, which we normally delivered over multiple quarters. Further, our customers typically placed large orders and we historically focused on customer satisfaction by making partial shipments to meet our customers' requirements. In addition, the compensation structure under which our sales force operated was designed to support and promote the pursuit of large orders without regard to the timing of revenue recognition under the residual method dictated by these orders.

Throughout 2006 and early 2007, we evaluated our sales and order processes, and related sales compensation plans, in order to determine how to best align these business processes and plans with our current revenue recognition policies. As a result of our evaluation, we have implemented several new policies and procedures, including a new sales compensation plan, in order to improve our efficiency in delivering our products to our customers and therefore converting backlog to revenue. Despite these policy and process improvements, the timing of revenue recognition may continue to vary significantly from quarter to quarter depending on the shipment arrangements and other terms of the orders.

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

Revenues

Revenues declined by 27% from $134.3 million in the third quarter of 2006 to $97.8 million in the third quarter of 2007 due primarily to lower revenues in our North America and CALA regions. These declines were principally due to (i) our operating performance being unusually strong in 2006 as a result revenue recognized from prior periods that were deferred in the restatement process (i.e., the third quarter of 2006 was the first full quarter after implementing new procedures, as discussed above, in response to our restatement process and adopting the residual method of revenue recognition), and (ii) the impact of several large orders which were recognized in the third quarter of 2006 upon delivery of a new software release in that quarter, including approximately $20 million of revenue recognized from a major North American wireless carrier. On a year-to-date basis, our revenues decreased by 1% to $316.6 million for the nine months ended September 30, 2007, compared to $318.2 million for the corresponding period in 2006. The decrease was primarily driven by decreases in revenues for North America, partially offset by growth in international markets, particularly our EAAA region for the reasons discussed below.

Revenues by Geographical Region

The following table sets forth revenues from the three geographic regions in which we generate sales of our products: North America, EAAA, and CALA (dollars in thousands):

	For the Three Months Ended
	September 30,		Change
	2007	2006	2006 to 2007
North America	$49,830	$71,702	$(21,872)	(31)%
EAAA	29,597	32,748	(3,151)	(10)%
CALA	18,370	29,847	(11,477)	(38)%
Total revenues	$97,797	$134,297	$(36,500)	(27)%

	For the Nine Months Ended
	September 30,		Change
	2007	2006	2006 to 2007
North America	$140,348	$195,354	$(55,006)	(28)%
EAAA	95,340	61,392	33,948	55%
CALA	80,886	61,501	19,385	32%
Total revenues	$316,574	$318,247	$(1,673)	(1)%

As the above table indicates, our revenues declined on a year-over-year basis by 27% during the third quarter of 2007 from the same period in 2006, primarily due to declines in revenues from our North American and CALA regions. Our North American revenues decreased due primarily to (i) the consolidation of large service providers, resulting in the delay and/or reduction in orders that typically convert to revenue in an expeditious manner (i.e., extension orders that convert to revenue typically within the current or subsequent quarter), and (ii) the delay in the release of IAS 2.0 from the second quarter to the third quarter of 2007. Our revenues in the CALA region decreased in the third quarter of 2007 as compared to the third quarter of 2006 primarily due to several large orders being deferred from the first half of 2006 and recognized in the third quarter of 2006 upon completion of shipment. While our revenue in CALA during the third quarter of 2007 was lower than in the comparable period of 2006, we believe this was primarily due to the timing of revenue recognition in the third quarter of 2006, as our revenue for the first nine months of 2007 in CALA grew by 32% relative to the comparable period in 2006 as we focused on our expansion in the region, selling extensions on Eagle initial systems and delivering all elements required for revenue recognition.

For the nine months ended September 30, 2007 compared to the same period in 2006, our revenues declined by 1%, primarily due to a decrease in the North American region revenues for the reasons discussed above. This decrease was partially offset by increases in EAAA and CALA regions of 55% and 32%, respectively. These increases were due to (i) the continued expansion of our product footprint into new customers as service providers migrate from their legacy signaling platforms, and (ii) revenues from follow-on extension orders on systems in our international installed base.

Revenue by Product Line

In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided the following discussion of our revenue by product line and revenue type (i.e., product, services and warranty). As discussed above, during the third quarter we combined our NSG and CSSG business units and re-organized the associated product lines. As a result, we have modified our product line structure and the way revenues are presented within each product line and revenue type. Accordingly, the revenues shown below have been presented based on this realignment, with prior period presentation conformed to the current product alignment. Revenues from our principal products and services for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2007	2006	2006 to 2007
Product revenues:
Eagle and other signaling products	$56,884	$87,951	$(31,067)	(35)%
Number portability products	4,427	9,640	(5,213)	(54)%
Monitoring products	9,216	6,901	2,315	34%
Total product revenues	70,527	104,492	(33,965)	(33)%
Customer warranty services	19,743	19,478	265	1%
Professional and other services	7,527	10,327	(2,800)	(27)%
Total revenues	$97,797	$134,297	$(36,500)	(27)%

	For the Nine Months Ended
	September 30,		Change
	2007	2006	2006 to 2007
Product revenues:
Eagle and other signaling products	$174,207	$190,794	$(16,587)	(9)%
Number portability products	16,515	18,330	(1,815)	(10)%
Monitoring products	29,667	27,389	2,278	8%
Total product revenues	220,389	236,513	(16,124)	(7)%
Customer warranty services	52,819	49,099	3,720	8%
Professional and other services	43,366	32,635	10,731	33%
Total revenues	$316,574	$318,247	$(1,673)	(1)%

Product Revenues

Our product revenues decreased by $34.0 million, or 33%, in the third quarter of 2007 compared with the third quarter of 2006, principally due to declines in revenues from our Eagle product line. The decrease in revenues from our Eagle product line is primarily the result of declines within our North American region for the reasons discussed above. The decrease in number portability product revenue is due to the slowing growth opportunities for these products in the North American and Western European markets, as we have significantly penetrated these markets in previous periods. While we experienced a year-over-year decline in our number portability product line revenues, we expect we may see near to mid-term growth from this product line, as more countries mandate this feature, particularly in the CALA region. Monitoring revenues increased by 34% on a year-over-year basis during the third quarter of 2007 as we continue to successfully leverage our installed Eagle customer base.

Our product revenues decreased by $16.1 million, or 7%, in the first nine months of 2007 compared with the first nine months of 2006, primarily due to the declines in our Eagle product line, particularly within the North American and CALA regions. While our Eagle revenues declined in aggregate during the nine months ended September 30, 2007, we are beginning to see growth of revenues from Eagle upgrades and extension orders, particularly in the EAAA and CALA regions. While these results are not conclusive, we anticipate that our strategy of expanding our footprint internationally with lower margin sales of Eagle initial systems will begin to generate higher margins as these same customers purchase follow-on Eagle extension products, as well as our number portability and monitoring products.

While we experienced modest growth in our monitoring product revenues for the nine months ended September 30, 2007 relative to the same period in 2006, we were disappointed with the growth in revenues from this product line during the 2007 period. We believe that the decline in the growth rate of orders and related revenue from this product line was negatively impacted worldwide by competitive pressures, particularly in the international markets, and delays in our new product introductions, particularly the delay of releasing IAS 2.0, which disproportionately impacted North America. As a result of the release of IAS 2.0 in the third quarter and the realignment of the business units discussed previously, we believe that we are positioning ourselves to improve the growth rates of this product line.

Domestically, our product revenues are impacted by a variety of factors, including (i) industry consolidation resulting in delay and/or decline in our customer orders, (ii) the introduction of new technologies, such as SigTran, at significantly lower price points than existing technologies, resulting in reductions in our order value, revenues and gross margins, and (iii) the amount of signaling traffic generated on our customers' networks, impacting our volume of orders. We derive the majority of product revenues in North America from wireless operators, and wireless networks generate significantly more signaling traffic than wireline networks. As a result, these networks require significantly more signaling infrastructure. Signaling traffic on our wireless customers' networks may be impacted by several factors, including growth in the number of subscribers, the number of calls made per subscriber, roaming, and the use of additional features, such as text messaging.

Internationally, in addition to depending on the factors affecting our domestic sales growth described above, our product revenue growth depends on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor and our ongoing ability to meet the signaling requirements of the newly acquired customers. As indicated previously, we have experienced significant growth in our international revenues and as much of this growth is derived from sales of Eagle initial systems, we believe that we are building a base for future revenues from our higher margin extension and number portability products.

Warranty Services Revenues

Warranty services include our (i) standard warranty coverage, which is typically provided at no charge for the first year but is allocated a portion of the arrangement fee in accordance with SOP 97-2, and (ii) our extended warranty offerings. After the first year warranty, our customers typically prepay warranty services for periods up to a year, which we reflect in deferred revenues. We recognize the revenue associated with our warranty services ratably over the term of the warranty arrangement based on the number of days the contract is outstanding during the period. For the three and nine months ended September 30, 2007, warranty services revenue increased by 1% and 8% as compared to the three and nine months ended September 30, 2006, respectively. These increases are due primarily to the increase in our installed base of customers receiving warranty services.

The timing of recognition of our warranty revenue may be impacted by, among other factors (i) delays in receiving purchase orders from our customers, (ii) the inability to recognize any revenue, including revenue associated with first year warranty, until the delivery of all product deliverables associated with an order is complete, and (iii) receipt of cash payments from the customer in cases where the customer is deemed a credit risk.

Professional Services Revenues

Professional services revenues primarily consist of installation services, database migration and training services. Substantially all of our professional service arrangements are billed on a fixed-fee basis. We typically recognize the revenue related to our fixed-fee service arrangements upon completion of the services, as these services are relatively short-term in nature (i.e., typically a matter of days or, in limited cases, several weeks). Our professional services are typically initiated and provided to the customer within a three to six month period after the shipment of the product, with the timing depending on, among other factors, the customer schedule and site availability. As a result, our professional services revenues depend in large part on the timing of shipments and related product revenue recognized in the immediately preceding periods, particularly shipments of Eagle initial systems and shipments to new customers, both of which typically require a higher percentage of professional services.

For the three months ended September 30, 2007, professional services revenues declined on a year-over-year basis by 27% relative to the comparable period in 2006, primarily due to the decline in Eagle revenue, particularly revenue from initial systems, in the 2007 quarter and first nine months of 2007. As discussed above, Eagle initial systems require greater installation and database migration services than our other products.

For the nine months ended September 30, 2007, professional services revenue increased by 33% as compared to the same period in 2006, primarily due to (i) the shift in our revenues towards international markets where we have continued to acquire new customers, and (ii) the installation, data migration and training services delivered in 2007 associated with Eagle initial systems shipped in late 2006. Specifically, 56% of our total revenues were derived from international markets during the nine months ended September 30, 2007 compared to 38% during the same period during 2006. Regardless of the mix of products purchased (e.g., initial or extension Eagle systems), our international customers require a greater amount of installation, training and other professional services at the initial stages of deployment of our products, as they are not familiar with the operation of our products. As our customers gain more knowledge of our products, the follow-on orders generally do not require the same levels of services and training, as our customers tend to either (i) perform the services themselves, (ii) require limited services, such as installation only, or (iii) require no services, in particular no database migration or training services.

This is particularly evident in comparing the growth in these revenues during the first nine months of 2007 to the comparable period in 2006. During 2006, our revenues included a significantly higher mix of initial systems, which typically require more installation and professional services, but because these products were sold primarily within our North American installed customer base, the arrangements did not require a significant amount of professional services and training during 2006. In 2007, a higher percentage of these Eagle initial systems was from new or relatively new customers in international markets, resulting in significantly higher sales of our service offerings, despite the decline in revenues from Eagle initial systems on a year-over-year basis.

In addition to the shift in revenues to international markets favorably impacting our professional services revenues, the three to six month lag in providing these services to our customers also contributed to this growth. As a result of the significant amount of Eagle initial systems delivered in 2006, we were able to grow our professional services revenues as we completed the associated installation, data migration and training services in 2007.

Deferred Revenues, Orders and Backlog

As previously discussed, in situations where we sell multiple products or sell a combination of integrated products and services that we cannot separate into multiple elements, we defer revenue recognition until all product shipments are complete and until services essential to the functionality of the product are fulfilled, due to the fact that we follow the residual method of accounting as prescribed by SOP 97-2. Deferred revenue as of September 30, 2007 decreased by $42.7 million, or 22%, from $195.8 million as of December 31, 2006 to $153.1 million as of September 30, 2007. As o f September 30, 2007, we had a backlog of orders totaling $346.1 million, down from $389.6 million as of December 31, 2006.

Backlog and deferred revenue decreased from December 31, 2006 primarily due to our continued focus on implementing improved project management and new business practices to convert our backlog to revenue in a more expeditious and systematic manner, coupled with lower than expected order intake in 2007. While orders were lower than expected for the nine months ended September 30, 2007, orders were stronger than expected in the seasonally slower third quarter of 2007, with a sequential increase of $24.5 million, or 29%, over the second quarter of 2007. Further, on a year-over-year basis, orders increased by $19.8 million, or 22%, and $15.4 million, or 6%, to $109.2 million and $273.0 million during the three and nine months ended September 30, 2007, respectively, from $89.4 million and $257.6 million in the three and nine months ended September 30, 2006, respectively. The year-over-year increase in 2007 was driven by a significant growth in orders coming from the EAAA and CALA regions, primarily as a result of our winning new orders as service providers migrate from their legacy signaling platforms to next generation networks. Based on a current review of our existing sales pipeline, as well as our expectations regarding the overall consolidation and developments in the telecommunications industry, we believe that our 2007 orders will be comparable to our 2006 orders.

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

Cost of Sales

In order to better understand our cost structure, we analyze and present our costs and expenses in the categories discussed below:

Cost of goods sold

Cost of goods sold includes (i) materials, labor, and overhead costs incurred internally and paid to contract manufacturers to produce our products, (ii) personnel and other implementation costs incurred to install our products, and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2007	2006	2006 to 2007
Cost of goods sold	$33,367	$49,274	$(15,907)	(32)%
Revenues	97,797	134,297	(36,500)	(27)%
Cost of goods sold as a percentage of revenues	34%	37%

	For the Nine Months Ended
	September 30,		Change
	2007	2006	2006 to 2007
Cost of good sold	$132,043	$119,296	$12,747	11%
Revenues	316,574	318,247	(1,673)	(1)%
Cost of good sold as a percentage of revenues	42%	37%

Cost of goods sold decreased by 32% in the three months ended September 30, 2007 as compared to the same period in 2006 due primarily to the lower revenues for the period. Gross margins remained fairly consistent for the two quarterly periods, with 2007 showing a slight improvement over 2006, primarily due to lower customer service costs and a larger portion of revenue coming from the higher margin extensions business. As discussed further below, over the past few years we have expanded our product footprint with sales of Eagle initial systems, which typically carry lower margins but provide the potential for follow on, higher margin extensions sales. We believe we are beginning to see the benefits of our extended product footprint with increases in revenues from extensions, particularly within our CALA region.

For the nine months ended September 30, 2007, cost of goods sold increased by $12.7 million, or 11%, due primarily to a continuing shift in our revenue mix from our higher margin North American sales to our lower margin international sales. Specifically, international revenues were 56% of total revenues in the nine months ended September 30, 2007, compared to 39% of total revenues for the same period in 2006. Our costs to deliver internationally are higher as a result of longer installation times, higher costs for shipping and importing and increased travel for our North America based customer service team.

Also, on the year to date basis, our margins were negatively affected by the completion of three low margin contracts that were recognized during the second quarter of 2007. During late 2005 and early 2006, we determined that we had certain contracts in which our costs to deliver would exceed the related revenues under the terms of these contracts and, accordingly, we accrued the loss at the time of this determination. As a result, we expected the margin to be at or near 0% on these contracts once they were completed and the associated revenue was recognized. In addition to these "loss" contracts, we had entered into another contract at a very low margin in late 2003. We entered into each of these contracts in anticipation of future extension business with the customer and in order to expand our product footprint in new geographical areas. During the nine months ended September 30, 2007 we completed three of these four contracts, representing revenues of $17.1 million and a gross margin of $5.2 million. We performed better than we had anticipated in completing these contracts, resulting in the gross margins being higher than originally estimated. As a result of recognizing these lower margin contracts in this period, cost of goods sold as a percentage of revenues increased compared to the same period in 2006. As of September 30, 2007, we have one contract remaining with total revenues of $1.9 million that we have determined to be a loss contract, and we currently expect to complete this project in late 2007 or early 2008.

As we continue to expand our international presence, our cost of goods sold as a percentage of revenues may be negatively impacted as the result of our decision to develop new sales channels and customer relationships in these new markets, and also due to price competition. Sales of Eagle initial systems in international markets typically carry lower margins than both sales domestically and sales of extensions, and to the extent our sales internationally increase at a rate greater than sales within North America, cost of goods sold as a percentage of revenues is also likely to increase. Specifically, many of our recent orders in our EAAA region have represented orders of Eagle initial systems from new customers at lower margins than our existing installed base. As these orders convert to revenue, our margins may decline if not offset by new orders of our higher margin extensions. In addition, changes in the following factors may also affect margins: product mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal and outsourced manufacturing capabilities and efficiencies; foreign currency fluctuations; pricing pressure as we expand internationally; and general economic conditions.

Amortization of Purchased Technology

Amortization of purchased technology for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Amortization of purchased technology related to:
iptelorg	$105	$104	$320	$314
Steleus	482	482	1,446	1,446
Total	$587	$586	$1,766	$1,760

Research and Development Expenses

Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, outsourced development costs and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for the three and nine months ended September 30, 2007 and 2006 (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2007	2006	2006 to 2007
Research and development	$22,762	$20,838	$1,924	9%
Percentage of revenues	23%	16%

	For the Nine Months Ended
	September 30,		Change
	2007	2006	2006 to 2007
Research and development	$69,033	$57,940	$11,093	19%
Percentage of revenues	22%	18%

As the above table indicates, we have increased our investment in research and development activities in 2007, with year-over-year increases of 9% and 19% during the three and nine months ended September 30, 2007, respectively. This increase is due primarily to our continued investments in developing transitional products to help our customers deal with network interoperability and protocol mediation issues and help them migrate to next generation networks. In addition, our success in winning new Eagle customers outside North America this year has required a significant investment in International Telephone Union ("ITU") compliant feature development to respond to market requirements in EAAA and CALA. We believe that our future success depends in a large part upon our ability to continue enhancing existing products and to develop or acquire new products that maintain our technological competitiveness.

In order to provide additional clarity as to the areas in which we have increased our investment in research and development, the following is a summary of the year-over-year fluctuations in our research and development expenses during the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006 to 2007	2006 to 2007
Increase (decrease) in:
Salaries and benefits	$(197)	$780
Incentive compensation	535	1,492
Stock-based compensation	(721)	(1,620)
Consulting and professional services	792	5,224
Facilities and depreciation	1,626	4,462
Other	(111)	755
Total	$1,924	$11,093

The increase in consulting and professional services reflects our continued outsourcing efforts for new product development and upgrade of existing technologies as we continue to seek global relationships aimed at more cost effective product development.

The year to date increase in salaries and benefits and incentive compensation included in research and development expenses also reflects increased investment in key internal resources. This increase is partially offset by a decrease in stock-based compensation expense resulting from changes in our stock-based compensation programs. Specifically, among other measures implemented in early 2006, we reduced grant sizes and began utilizing stock-settled stock appreciation rights or restricted stock units rather than stock options in an effort to reduce option overhang (the number of options outstanding relative to the number of common stock shares outstanding) and stock-based compensation expense. Additionally, facilities and depreciation costs included in research and development expenses increased in 2007 due primarily to the expansion of space within our corporate headquarters dedicated to research and development activities, along with additional depreciation related to equipment acquired to support our research and development efforts.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including (i) salaries, commissions and related costs, (ii) outside contract personnel costs, (iii) facilities costs, and (iv) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for the three and nine months ended September 30, 2007 and 2006 (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2007	2006	2006 to 2007
Sales and marketing expenses	$16,662	$18,706	$(2,044)	(11)%
Percentage of revenues	17%	14%

	For the Nine Months Ended
	September 30,		Change
	2007	2006	2006 to 2007
Sales and marketing expenses	$53,636	$55,643	$(2,007)	(4)%
Percentage of revenues	17%	17%

The following is a summary of the year-over-year fluctuation in our sales and marketing expenses during the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006 to 2007	2006 to 2007
Increase (decrease) in:
Salaries and benefits	$252	$48
Sales commissions	(206)	1,588
Incentive compensation	(99)	363
Stock-based compensation	(415)	(1,363)
Marketing and advertising	(1,310)	(2,317)
Other	(266)	(326)
Total	$(2,044)	$(2,007)

The decrease in sales and marketing expenses in the third quarter of 2007 compared to the third quarter of 2006 was primarily attributable to the decrease in advertising, mainly due to the overall reductions in marketing communications, promotion and advertising related activities. Sales commission and incentive compensation expenses were also lower in 2007 due primarily to the lower revenues and gross margin in the quarter. Stock-based compensation expense decreased during the third quarter of 2007 as a result of changes in our stock-based compensation programs discussed above.

For the nine months of 2007, sales commissions and incentive compensation expense increased as compared to the same period of 2006, primarily due to certain 2007 orders earning higher commission rates, and the achievement of the performance levels for the first half of 2007 required to earn incentive compensation. Offsetting these increases were lower stock-based compensation, and marketing and advertising related activities due efforts to better align our cost structure with our continuing operations.

General and Administrative Expenses

General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, business development, finance, information technology and human resources personnel) and consist of (i) salaries and related compensation costs, (ii) consulting and other professional services (e.g., litigation and other outside counsel fees, audit fees and costs associated with compliance with the Sarbanes-Oxley Act of 2002), (iii) facilities and insurance costs, and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for the three and nine months ended September 30, 2007 and 2006 (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2007	2006	2006 to 2007
General and administrative expenses	$12,354	$16,180	$(3,826)	(24)%
Percentage of revenues	13%	12%

	For the Nine Months Ended
	September 30,		Change
	2007	2006	2006 to 2007
General and administrative expenses	$40,148	$46,299	$(6,151)	(13)%
Percentage of revenues	13%	15%

The following is a summary of the year-over-year fluctuation in our general and administrative expenses during the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006 to 2007	2006 to 2007
Increase (decrease) in:
Salaries and benefits	$(1,035)	$(967)
Incentive compensation	(43)	(132)
Stock-based compensation	(432)	314
Consulting and professional services	(371)	(504)
Facilities and depreciation	(673)	(2,806)
Provision for bad debt	(1,227)	(547)
Other	(45)	(1,509)
Total	$(3,826)	$(6,151)

The decrease in general and administrative expenses on a year-over-year basis during the third quarter of 2007 was primarily driven by a decrease in employee-related expenses, such as salaries and benefits, incentive compensation, and stock-based compensation, resulting from a decrease in the number of general and administrative personnel. We reduced the number of personnel within our general and administrative department in order to better align our cost structure with our expectations regarding our continuing operations. The decrease in bad debt expense in 2007 as compared to 2006 is due primarily to an improvement in our collections of and associated aging of our accounts receivable, as well as recovery of certain receivables provided for in earlier periods. Facilities and depreciation costs declined as a result of the reduction in personnel and outside contractors, coupled with the consolidation of our general and administrative personnel into reduced space.

General and administrative costs decreased on a year-over-year basis during the nine months ended September 30, 2007 primarily as a result of the reductions in salaries and benefits, incentive compensation, facilities and depreciation, and bad debt expense for the reasons discussed above. Other expense, which includes employee-related costs such as travel, communications, and recruiting, decreased by approximately $1.0 million on a year-over-year basis due to declines in recruiting-related expenses, travel and other expenses indirectly associated with employee headcount as a result of reductions in general and administrative personnel. Also included in general and administrative expenses during the nine months ended September 30, 2007 were approximately $1.9 million of one-time expense reductions incurred in the first quarter related to (i) reimbursement of $0.9 million of legal fees incurred during 2006 in connection with a dispute over a previously leased facility (included in "consulting and professional services" in the above table), (ii) reimbursement of $0.5 million of certain taxes previously recorded in 2006 (included in "other" in the above table), and (iii) certain other one-time cost reductions estimated at $0.5 million (included in "facilities and depreciation" in the above table). Partially offsetting these decreases was an increase in stock-based compensation associated with additional grants of equity to our general and administrative employees. We intend to continue focusing on improving the efficiency of our operations by examining the way in which we operate in order to identify opportunities for cost reductions.

Amortization of Intangible Assets

As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
iptelorg	$20	$23	$62	$93
Steleus	26	437	78	1,311
Total	$46	$460	$140	$1,404

The year-over-year decrease in amortization expense is due principally to certain intangible assets associated with our acquisition of Steleus becoming fully amortized in 2006.

Restructuring and Other Costs

During the third quarter of 2007 we initiated an organizational realignment (the "2007 Realignment") designed to (i) consolidate our business units, (ii) improve customer focus, (iii) accelerate decisions pertaining to product integration and evolution, and (iv) increase our focus on delivering integrated product solutions. As a result of the 2007 Realignment, five senior employees have exited the Company or will exit the Company upon completion of their transitional roles designed to facilitate the integration of our former business units. In connection with these events, we incurred a charge of $1.9 million related to employee severance and associated benefits and $0.3 million related to direct costs associated with transition activities which consisted primarily of salaries and related benefits. We expect to realize approximately $2.0 million in annual savings as a result of the 2007 Realignment. We continue to evaluate additional synergies associated with combining our business units and may incur additional charges in the remainder of 2007 as part of this organizational realignment.

In June 2007, we initiated a restructuring of our operations (the "2007 Restructuring") in order to better align our organizational structure with our anticipated future revenues and the anticipated administrative support needs of our business following the sale of our SSG business. We completed this restructuring in July 2007. In connection with this restructuring, we terminated 33 domestic and international positions and incurred $0.1 million and $2.6 million of restructuring costs, consisting mostly of employee severance and associated benefits costs, for the three and nine months ended September 30, 2007, respectively. These costs are reflected in continuing operations in the accompanying unaudited condensed consolidated statements of operations. We expect to realize approximately $4.0 million to $5.0 million in annual savings as a result of the 2007 Restructuring.

In connection with the disposition of our SSG business and related restructuring (the "SSG Restructuring") discussed in Note 2 to the accompanying unaudited condensed consolidated financial statements, we incurred $21.2 million of restructuring costs, consisting primarily of employee severance and associated benefit costs in the first half of 2007. The SSG Restructuring involved the termination of approximately 165 full-time positions that directly or indirectly supported our SSG business unit. These costs are reflected in discontinued operations in the accompanying unaudited condensed consolidated statements of operations. Based on current information and assumptions, we do not expect to incur additional restructuring charges associated with our disposition of SSG.

We may incur additional charges or reduce the above restructuring charges should actual events differ from our assumptions.

Other Income and Expense

For the three and nine months ended September 30, 2007 and 2006, other income and expenses were as follows (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2007	2006	2006 to 2007
Interest income	$4,411	$3,554	$857	24%
Interest expense	(903)	(1,000)	97	(10)%
Other, net	(1,144)	(496)	(648)	131%
Other income (expense), net	$2,364	$2,058	$306	15%

	For the Nine Months Ended
	September 30,		Change
	2007	2006	2006 to 2007
Interest income	$12,706	$7,081	$5,625	79%
Interest expense	(2,754)	(2,781)	27	(1)%
Gain on sale of investments	223	1,793	(1,570)	(88)%
Other, net	(2,988)	(847)	(2,141)	253%
Other income (expense), net	$7,187	$5,246	$1,941	37%

Interest Income and Expense. Interest income increased during the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 due to higher average cash and short-term investment balances and higher interest rates in 2007 compared to the comparable periods in 2006.

Gain (loss) on Investments. The decrease in gain on investments during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is due to a one-time gain on the release of escrowed Alcatel-Lucent shares in the first quarter of 2006.

Other, net. Other, net for the three and nine months ended September 30, 2007 and 2006 consists primarily of foreign currency exchange losses, net of gains, and forward points on foreign currency forward contracts used to hedge our exposure to foreign currency risks and translation adjustments from consolidating our international subsidiaries. For the three months ended September 30, 2007, the strengthening of the Euro and the Brazilian Real relative to the U.S. Dollar unfavorably impacted the remeasurement of our European and Brazilian subsidiaries as compared to the same period in 2006. In the nine months ended September 30, 2007, the Brazilian Real strengthened against the U.S. dollar, which unfavorably impacted the remeasurement of our Brazilian subsidiary, resulting in an increase in non-cash foreign currency losses for the nine months ended September 30, 2007 compared to the same periods in 2006. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. Dollar and will therefore be exposed to greater risk related to foreign currency fluctuations and translation adjustments. We continue to explore ways to minimize our exposure in this area.

Provision for Income Taxes

The income tax provision on continuing operations for the three months ended September 30, 2007 and 2006 was approximately $2.0 million and $10.3 million, respectively. The effective tax rates on continuing operations for the three months ended September 30, 2007 and 2006 were 17% and 34%, respectively. The effective tax rate for the three months ended September 30, 2007 differs from the statutory rate of 35%, and from the effective tax rate for the three months ended September 30, 2006, primarily due to (i) a significant portion of our pretax income being derived from tax-exempt interest generated from our investment portfolio, and (ii) certain discrete income tax benefits recorded during the third quarter of 2007.

The income tax provision on continuing operations for the nine months ended September 30, 2007 and 2006 was approximately $5.4 million and $13.6 million, respectively. The effective tax rates on continuing operations for the nine months ended September 30, 2007 and 2006 were 24% and 35%, respectively. The effective tax rate decreased on a year-over-year basis due primarily to increases in the tax benefits recognized related to tax-exempt interest generated from our investment portfolio.

Primarily as the result of the disposition of SSG, a significant number of options expired unexercised during 2007, resulting in a significant reduction in our "pool of windfall tax benefits" under SFAS 123R "Share-Based Payment" ("SFAS 123R"). Specifically, our pool of windfall tax benefits has decreased to approximately $0.7 million as of September 30, 2007. To the extent that we fully utilize this pool, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under SFAS 123R will negatively impact our future effective tax rate and increase its volatility.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). Upon of the adoption of FIN 48, we did not record an adjustment to the balance of retained earnings as of January 1, 2007. As of January 1 and September 30, 2007, the total amount of unrecognized income tax benefits was $12.1 million and $14.1 million, (including interest and penalties), respectively. A change in estimate relating to any of these unrecognized tax benefits could have a material impact on our effective tax rate.

Liquidity and Capital Resources

Overview

We derive our internal liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital decreased by 35% from $482.4 million as of December 31, 2006 to $312.4 million as of September 30, 2007, primarily due to (i) the reclassification of our Convertible Debt of $125.0 million, which matures in June 2008, from long-term to current liabilities, and (ii) recognizing the loss on the disposition of SSG's assets held for sale of $36.9 million (net of tax), partially offset by a net increase in cash, cash equivalents and short-term investments. With our working capital position, we believe that we have the flexibility to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

The principal components of our working capital are liquid assets such as cash and cash equivalents, short-term investments and accounts receivable, reduced by trade accounts payable, accrued expenses, accrued payroll and related expenses and the current portion of deferred revenues.

Our cash, cash equivalents and short-term investments were $431.0 million and $424.4 million as of September 30, 2007 and December 31, 2006, respectively. In addition, as of September 30, 2007, we had a $30.0 million line of credit collateralized by a pledged investment account held with an intermediary financial institution. As of September 30, 2007, there were no outstanding borrowings under this facility; however, we had utilized approximately $1.5 million of the facility to secure letters of credit.

As of September 30, 2007, our short-term investments generally had investment grade ratings and any such investments that were in an unrealized loss position at September 30, 2007 were in such position solely due to interest rate changes, sector credit rating changes or company-specific rating changes. As we intend and believe that we have the ability to hold such investments for a period of time that will be sufficient for anticipated recovery in market value, we currently expect to receive the full principal or recover our cost basis on these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the investee, and our ability and intent to hold the investment until maturity, if a debt security, or for a period of time which may be sufficient for anticipated recovery in market value. The declines in our securities are considered to be temporary in nature and, accordingly, we do not believe these securities are impaired as of September 30, 2007.

In addition to our normal operating cash requirements as discussed above, we currently expect to repay our $125.0 million Convertible Debt in June 2008 from our working capital, if the debt is not converted to common stock at the option of the holders prior to such repayment.

In August 2007, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $50.0 million of our common stock, which we are funding from available working capital. Under this program, approximately 1.6 million shares have been repurchased as of September 30, 2007, for approximately $19.7 million. The pace of our stock repurchase activity depends on several factors such as our working capital needs, our stock price, regulatory requirements, and other economic and market conditions. Our stock repurchase program may be terminated at any time. In addition to the stock repurchases made under this program, we may authorize further repurchases of our stock in the future.

We believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Our liquidity, however, could be negatively impacted if revenues decrease due to (i) a decline in demand for our products, (ii) a reduction of capital expenditures by our customers as a result of a downturn in the global economy, (iii) potential future investment decisions by us, (iv) settlements or judgments in future potential litigation, and (v) other factors.

Cash Flows

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities:

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations was $26.7 million and $11.6 million for the nine months ended September 30, 2007 and 2006, respectively.  Our cash flows from continuing operations were primarily derived from (i) our earnings from ongoing operations prior to non-cash expenses such as depreciation, amortization, bad debt, write-downs of inventory, stock based compensation, and non-cash impairment charges, (ii) the tax benefit related to the exercise of employee stock options, which reduces our cash outlay for income tax expense, and (iii) changes in our working capital for the reasons discussed previously, which are primarily composed of changes in accounts receivable, inventories, deferred revenue and associated deferred costs, accounts payable, accrued expenses and accrued payroll and related expenses.

We currently anticipate that we will generate positive cash flow from continuing operations for 2007. Our ability to meet this expectation depends on our ability to achieve positive earnings. Our ability to generate future cash flows from operations could be negatively impacted by (i) a decrease in demand for our products, which are subject to technological changes and increasing competition, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, and (ii) a continued shift of our revenues from international customers, which typically require longer payment terms. Accordingly, our quarterly cash flows from operations may fluctuate significantly.

Cash Flows from Investing Activities

Net cash used in investing activities of continuing operations was $13.3 million and $218.4 million for the nine months ended September 30, 2007 and 2006, respectively. Our investing activities cash flow primarily relates to purchases and sales of investments and purchases of property and equipment. For the nine months ended September 30, 2007, we invested $0.5 million in short-term investments (net of proceeds from sales) compared to $205.7 million during the nine months ended September 30, 2006. The primary source of funds used in the nine months ended September 30, 2006 was the $201.5 million in proceeds from the sale of IEX. Our investment in new property and equipment and technology amounted to $13.9 million and $14.1 million during the nine months ended September 30, 2007 and 2006, respectively.

We continue to closely monitor our capital expenditures, while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our workforce. We expect our total capital expenditures to be between $18.0 million and $22.0 million for 2007.

Cash Flows from Financing Activities

Net cash provided by financing activities was $13.9 million and $11.1 million for the nine months ended September 30, 2007 and 2006, respectively. In these periods, our financing activities consisted primarily of proceeds received from the issuance of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan of $29.4 million and $10.8 million, respectively, partially offset by payments made for share repurchases under our stock repurchase program of $19.7 million in the nine months ended September 30, 2007.

Critical Accounting Estimates

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the derecognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

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

Recent Accounting Pronouncements

Fair Value Option. In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "Fair Value Option"). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

Fair Value Measurement. In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

The statements that are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "will," "intend," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are sometimes used to identify forward-looking statements. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to and involve certain risks and uncertainties. There can be no assurance that our actual future performance will meet management's expectations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 Form 10-K") and our other filings with the Securities and Exchange Commission (the "SEC"), our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from management's current expectations include, among others:

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
  the risk that continued service provider consolidation will require additional review of capital expenditures and lengthen our customers' procurement cycles or affect demand for our products;
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
  the timing of the convergence of voice and data networks and the level of demand for our products after such convergence;
  the availability and success or failure of advantageous strategic alliances;
  the impact on our earnings as a result of a devaluation of the Genband common stock we received in connection with the sale of our SSG business and changes in estimated restructuring costs;
  litigation or regulatory matters and the costs and expenses associated therewith;
  the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks, the capital spending patterns of customers, and our dependence on wireless customers for a significant percentage and growth of our revenues;
  the level and timing of research and development expenditures and sales, marketing and compensation expenses, regulatory changes, compliance with industry standards and certifications; and
  other risks described in our 2006 Form 10-K and in our other SEC filings.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the description of material legal proceedings as reported in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as supplemented by Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

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

Item 1A. Risk Factors

Item 1A of Part I of our 2006 Form 10-K includes a discussion of certain risks and uncertainties applicable to Tekelec. The information presented below updates and should be read in conjunction with those risk factors and the other risks and uncertainties disclosed in the 2006 Form 10-K in our filings with the SEC.

As a result of the sale of our SSG business unit to Genband, the risk factor entitled "Our Switching Solutions Group business unit has a history of operating losses and we may continue to incur losses and not achieve profitability in this business unit in the future, which may negatively affect our operating results, financial condition and the price of our common stock," as well as the other risks described in the 2006 Form 10-K risk factors relating solely to SSG, are no longer directly applicable to Tekelec. However, similar risks associated with the switching business now conducted by Genband could negatively affect the value of our equity investment in Genband and therefore negatively affect our financial condition and the price of our common stock.

Because our shareholder rights plan expired in August 2007, the risk factor entitled "Our shareholder rights plan may make it more difficult for a third party to acquire us, despite the possible benefits of such an acquisition to our shareholders" is no longer applicable to Tekelec.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2007, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $50.0 million of our common stock. As of September 30, 2007, approximately $30.3 million was available for share repurchases pursuant to our stock repurchase program. We repurchased and retired approximately 1.6 million shares for an aggregate repurchase price of $19.7 million during the three months ended September 30, 2007.

Stock repurchases under our stock repurchase program are funded from available working capital and effected pursuant to a Rule 10b5-1 trading plan adopted under the rules of the SEC. The pace of our stock repurchase activity depends on several factors such as our working capital needs, our stock price, regulatory requirements, and other economic and market conditions. Our stock repurchase program may be terminated at any time.

The following table summarizes our stock repurchase activity for the three months ended September 30, 2007 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

			Total Number of
			Shares Purchased	Approximate Dollar
	Total Number	Average Price	as Part of Publicly	Value of Shares that
	of Shares	Paid Per	Announced	May Yet Be Purchased
(in millions, except per share amounts)	Purchased	Share	Program	Under the Program

August 1, 2007 - August 30, 2007	0.2	$ 12.31	0.2	$ 47.7
September 1, 2007 - September 30, 2007	1.4	$ 11.92	1.4	$ 30.3
Total	1.6	$ 11.97	1.6

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Bylaws of Tekelec, as amended(1)

10.1	Employment Separation Agreement effective September 1, 2007 between the Company and Richard E. Mace(2) PDF as a courtesy

10.2	Summary of Compensation Arrangements for Ronald J. de Lange(2) PDF as a courtesy

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7) PDF as a courtesy

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7) PDF as a courtesy

32.1

Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)      PDF as a courtesy

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 0-15135) dated October 9, 2007, as filed with the Commission on October 11, 2007.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TEKELEC
Date: November 7, 2007	/s/ FRANCO PLASTINA
Franco Plastina
President and Chief Executive Officer

Date: November 7, 2007	/s/ WILLIAM H. EVERETT
William H. Everett
Executive Vice President and Chief Financial Officer

Date: November 7, 2007	/s/ GREGORY S. RUSH
Gregory S. Rush
Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Employment Separation Agreement effective September 1, 2007 between the Company and Richard E. Mace

10.2	Summary of Compensation Arrangements for Ronald J. de Lange

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002