Form 10-K
period 2007-12-31
TEKELEC
filed 2008-02-27
CIK 790705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Registrant's telephone number, including area code: (919) 460-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES    ☒   NO    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES    ☐   NO    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒   NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007, based upon closing sale price of the Common Stock on June 29, 2007 as reported on the Nasdaq Stock Market, was approximately $761,663,419.

The number of shares outstanding of the registrant's Common Stock on February 8, 2008 was 67,555,301.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the registrant's 2008 Annual Meeting of Shareholders to be held on May 16, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

     PDF provided as courtesy

TEKELEC
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2007

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Forward-looking statements include, among other things, statements regarding the extent and timing of future revenues and expenses, restructuring and other expenses, customer demand, competition, statements regarding the development, deployment and potential benefits of our products, industry trends and statements regarding relationships with, and reliance on, third parties. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "continues," "forecasts," "may," "should," "potential," variations of such words and similar expressions identify forward-looking statements. These statements are based on our current expectations, estimates, forecasts, information and projections about the industries in which we operate and the beliefs and assumptions of our management. Readers are cautioned that these forward-looking statements are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict, including those discussed in Item 1A entitled "Risk Factors" in Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report. Actual results may differ materially and adversely from those expressed in any forward-looking statement. All forward-looking statements included in this Annual Report are based on information available to us as of the date of this Annual Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

PART I

Item 1. Business.

Overview

We are a leading global provider of telecommunications network systems and software applications. Our customers include traditional landline or "wireline" telecommunications carriers, mobile or "wireless" communications operators, emerging competitive service providers and cable television service providers that offer communication services (collectively, "service providers"). Our customers, including many of the largest service providers in the world, have deployed more than 1,800 Tekelec systems and software applications in networks located in 66 countries worldwide.

As further described below, we offer systems and software applications that include (i) high performance, network-centric, mission critical applications for signaling and session control, and (ii) complementary applications that enable service providers to better measure, manage and monetize the communication services they provide. Our applications are derived from our portfolio of systems, software and related professional services that we design, develop, manufacture, market, sell and support. Our applications enable our service provider customers to optimize their network efficiency and performance and to provide basic and enhanced voice and data services to their subscribers. Our applications are designed to assist our customers as they transition their traditional networks to Internet Protocol (or IP) based networks.

We derive our revenues from the sale or licensing of these telecommunications network systems and software applications and the related professional services (for example, installation and training services) and customer support, including customer post-warranty services such as TekelecCare. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer's credit standing and our history with the customer. For financial information by principal product lines and geographical areas, please see Note 16 "Operating Segment Information" to our Consolidated Financial Statements and "Results of Operations - Revenues" in the section of this Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We were incorporated in California in December 1971, and our headquarters are in Morrisville, North Carolina. Our Internet address is www.tekelec.com. We are not including the information contained on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Copies of this Annual Report and other reports are available without charge upon written request to us.

Industry Background

The technology upon which today's Public Switched Telephone Networks, or PSTNs, is based is commonly known as "circuit switched" and utilizes time division multiplexing ("TDM") standards for transmission of the electronic signals carrying the voice conversation. The electronic signals carrying the voice conversations are referred to as "media," and in a circuit switched network they follow a dedicated path, or circuit.

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

Wireless networks generate substantially more SS7 signaling traffic than fixed line networks due to additional capabilities inherent in wireless telephony such as mobile registrations, roaming, and mobile call handoffs between cellular towers and equipment. As a result, wireless operators generally invest more in SS7-related equipment, such as signal transfer points, or STPs, than landline telecommunications service providers in order to accommodate the unique signaling demands of mobile telephony. In addition, rapid growth in wireless subscribers, minutes of use and increased popularity of wireless services such as voice mail, short text messaging, pre-paid billing and wireless number portability have led to a significant increase in SS7 signaling traffic on mobile networks in recent years, and has created a need for high capacity signaling infrastructure. Driving the higher usage in wireless networks are flat rate pricing plans that feature no incremental charges for any calls up to a specified monthly limit. Innovative service offerings like camera phones, the increasing popularity of family calling plans, and continued wireline to wireless substitution are also contributing to continuing wireless subscriber growth. We believe that wireless usage may continue to increase in the coming years and create additional SS7 signaling traffic and increased demand for our network applications.

Increased competition among service providers has resulted in a reduction in the price per minute that service providers charge for traditional voice services. This, in turn, has driven increased subscriber demand for voice services as well as demand for innovative new services, including basic data services. With the resulting revenue and margin pressure, service providers are attempting to reduce the expense of delivering traditional services while expanding their networks to handle the greater volume of traffic. We believe these dynamics are a primary driver of the recent wide spread consolidation among service providers, as they attempt to take advantage of increased economies of scale and/or position themselves to offer both wireline and wireless services. In further response to consumer demand and declines in prices brought about by expanding competition, service providers have also begun to offer services beyond those traditionally offered, including bundling voice, video and data services.

For example, in recent years emerging voice, video and data services have increasingly been offered over the Internet. The Internet is a collection of Internet Protocol, or IP, -based networks that provide global reach for a broad range of information services such as web browsing, e-mail, electronic commerce and research. IP networks are "packet switched" networks because the IP protocol breaks the media into packets before transporting them, each packet often taking a separate path, to the intended destination where the packets are then reassembled prior to delivery to the intended recipient.

The Emergence of a Converged Network

Today, most service providers operate both circuit switched networks and packet networks. Currently, the majority of networks which carry voice communications rely on TDM circuit switching technology, and, until recently, packet switching has been used almost exclusively for data communications. Managing multiple distinct networks is not expected to be a viable economic proposition for service providers. While circuit switching has offered reliable and high quality voice communications, packet switching is inherently more efficient and cost effective. As a result, service providers are beginning to migrate toward a single IP network architecture, or converged network, to serve as the foundation for their enhanced voice, video and data service offerings.

Convergence has a wide variety of meanings within the communications industry. The term convergence encompasses: (i) the convergence of circuit and packet-based technologies to support voice services (voice transported over IP and SS7 signaling transported over IP, also known as SIGTRAN); (ii) the convergence of mobile networks and fixed networks and the associated flexibility of accessing networks utilizing a variety of subscriber devices; (iii) the convergence of widely utilized information technologies with proprietary legacy telecommunication technologies; and (iv) the convergence of basic voice and data services and enhanced multimedia services.

In the last several years, the IP Multimedia Subsystem architecture, or IMS, has emerged as an architecture designed for converged IP networking. Portions of, and variations on, the IMS architecture have been and are being adopted by various standard-setting bodies within the wireless, wireline and cable industries. Very much like the SS7-based intelligent networking architecture employed by circuit switched networks, IMS includes a three-layer architecture: a media transport layer, a signaling and session control layer, and an applications layer. However, instead of employing the SS7 protocol for signaling, IMS and related IP based architectures use a newer signaling protocol, Session Initiation Protocol, or SIP. SIP's advantages include its ability to manage multimedia services (voice, video and data) in an IP network, making them accessible from a wide variety of devices, such as mobile phones, personal computers, ordinary phones and personal digital assistants, or so called "smart phones."

Transitioning to a Converged Network

The transition to a converged network poses a challenge for service providers: when and how can they cost effectively transition from existing networking technology to the converged network, without disrupting existing services and without abandoning current and recent investments in existing networks? We believe this transition process will evolve through three phases: the current state, the transition state, and the future state.

-	We believe the current state includes basic voice and data services signaled with SS7 and transported over TDM-based networks.
-

We believe the transition state will offer basic and enhanced voice and data services signaled with SS7, but transported over IP-based networks. Examples of network applications many service providers are evaluating and deploying include voice services transported over IP, or VoIP, and SIGTRAN.

-

We believe the future state will be based upon the emerging industry consensus for IP based architectures, such as IMS, providing enhanced multimedia services (voice, video and data) signaled with SIP and transported over an IP-based, converged network.

While this trend is global in nature, there remain considerable differences by geography in the individual service provider networks, as well as in the economic opportunities that service providers are attempting to capitalize upon. These differences generally affect the decision as to when and how service providers adopt newer technologies and commence their transition to a converged network. As a result, we expect adoption of, and thus, demand for the networking technologies to vary from market to market, and current state, transitional state and future state networks to overlap for a considerable period of time. We believe that there will likely be instances of all three network states, or hybrid networks, concurrently owned and operated by a single service provider, especially the larger providers who own networks in several markets. For example, service providers operating current state networks in emerging markets will need to interoperate with service providers operating transitional networks and converged networks in maturing markets. Finally, service providers must be able to measure performance, manage the quality and availability of service and monetize the newer services in and across current, transition and future state networks.

Our Applications

Our network applications assist our customers in meeting their primary challenges in the competitive communications environment. These applications are differentiating their revenue generating offerings and lowering network operational costs. Our products and services enable the delivery of intelligent services and facilitate transition to the converged network. We believe that our open, standards-based products and services are highly reliable and enable us to reach a larger addressable market, while enabling service providers to more cost effectively manage their networks and offer intelligent services that differentiate them from their competition.

Network Signaling Applications

With our signaling product systems in operation in 66 countries worldwide, we have one of the most widely deployed standalone signaling application platforms in the telecommunications industry. Our signaling systems and software are installed in all Tier 1 North American wireless and wireline service providers. As we expand internationally, we continue to grow our customer base among the leading wireless and wireline service providers in Europe, Asia, Africa, the Middle East, Caribbean and Central America. We believe that our EAGLE 5 Integrated Signaling System, or EAGLE 5 ISS, is successful because of our focus on the development of a competitive, highly scalable system that is able to meet the rigorous technological demands of rapidly growing global service providers.

Over time, we have extended the features and capabilities of our signaling systems and software to include other integrated value-added network signaling applications. The types of other network applications that we have targeted are those that are synergistic with our signaling network applications, such as:

  our Number Portability application for number portability solutions in mobile and fixed networks including voice services, Short Message Service ("SMS"), Multimedia Message Services ("MMS") and prepaid services;
  our flexible routing applications for optimization of a service provider's Home Location Register, or HLR, resources and voicemail systems;
  our TekMedia application for more efficient, network-based Short Message Service, or SMS, and control of unwanted text messages (commonly referred to as "SPAM" messages);
  our Service Capability Interaction Manager, or TekSCIM, application for service mediation and orchestration of current and next generation services;
  our TekCore products include the SIP Signaling Router ("SSR") and the Call Session Control Function ("CSCF") for implementation of core SIP signaling within VoIP and IMS networks;
  our TekPath application for implementation of Electronic Number Mapping (or "ENUM") support in next generation IP networks; and
  our applications for integrated data collection used in concert with our real time Performance Management and monitoring network application.

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

As network traffic has grown, service providers have been looking for even more cost effective ways to handle the related increase in SS7 traffic. One of the main features of the EAGLE 5 ISS platform is its ability to support SIGTRAN, and to help our customers realize substantial efficiencies inherent in IP networking. Use of our SIGTRAN systems, software and related applications results in a substantial increase in signaling efficiency by enabling SS7 signaling transported over IP at faster rates than traditional SS7 signaling transported over TDM or other packet networking technologies. Customers may choose to deploy the EAGLE 5 ISS with SIGTRAN capability to gain signaling efficiencies, among other benefits, as they transition their voice service to VoIP networks. SIGTRAN enables them to preserve the value of their existing SS7 infrastructure and makes them capable of facilitating interoperability between circuit switched and next generation packet networks.

As a result of service provider challenges encountered in transitioning to the converged network, we believe that SS7 will continue as a requirement for the foreseeable future. In order to meet the various needs of our customers as they transition to IMS, we are developing SIP signaling systems and transitional product offerings that allow the current and future networks to interoperate. The device within the IMS architecture that manages SIP-based communications sessions is the Call Session Control Function, or CSCF. Our implementation of CSCF, the TekCore Session Manager, combined with our transition enabling TekSCIM solution, is designed to enable service providers to integrate CSCF functionality into their networks and seamlessly offer SS7, SIGTRAN and/or SIP based communications services. TekCore also offers the SIP Signaling Router ("SSR") functionality for optimizing and reducing the complexity of VoIP networks prior to the transition to IMS. TekCore SSR provides the same type of simplification and robustness to SIP based VoIP networks that the Eagle 5 ISS provides to SS7 based networks. Additionally, the TekCore SSR enables the eventual migration to IMS via a software upgrade to the TekCore CSCF. The product solves a current network complexity issue as well as positioning the network for the future.

As service providers adopt IMS or other IP based architectures, we believe that they will likely operate hybrid networks with both intelligent network and IP based services for years. IP architectures like IMS are designed to permit service providers to orchestrate service interaction of multiple SIP-based services. Our TekSCIM solution is designed to enable service interaction among legacy, mobile, VoIP and IMS networks. Our TekSCIM service mediation solution simplifies the interworking of network components that utilize different protocols without having to upgrade each network switch or re-architect the network. This allows service providers to simplify their network architecture for faster service rollout, to deliver value-added, bundled services and to cap investments in legacy technology based equipment. It bridges technologies, allowing SS7-based, intelligent network service platforms to coexist and interact with SIP-based, IMS and other IP based network service platforms.

Network Business Applications

Our network business applications, also known as our " performance management and monitoring" applications, deliver monitoring plus the network visibility required to ensure that traffic is managed properly and routed in the most efficient and cost-effective manner. Our real time performance management and monitoring applications are offered as a solution with the EAGLE 5 ISS, complementing and leveraging the functionality of our signaling network applications. We believe the synergy between our industry leading signaling platforms and our performance management and monitoring applications provide significant value to our customers.

Our performance management and monitoring applications help service providers measure, manage and monetize the communications traffic that traverses their networks. Specifically, these applications enhance the reliability and security of our customers' networks, reduce the time to troubleshoot problems, enable real-time management of service quality, and help detect and correct revenue leaks due to fraud, incorrect billings, and errors in recordkeeping. We provide comprehensive real-time network and business applications measurement capability for traditional and IP networks, as well as hybrid networks.

We believe our performance management and monitoring applications provide valuable data on subscriber behavior, which may be used by marketing professionals to create highly targeted service bundles that increase profitability and customer value.

Our Business Strategy

Our objective is to be the premier supplier for communications systems, software and related professional services, delivering high performance, mission critical network applications for existing, transitional and converged voice and data communications networks. Key elements of our strategy to achieve this objective include:

Leveraging Our Installed Base and Established Customer Relationships. Our signaling systems are in operation in 66 countries worldwide, we have one of the most widely deployed, standalone signaling application platforms in the telecommunications industry. Our strategy is to leverage our worldwide installed base and our well-established relationships with our customers in order to deepen our market penetration globally and to pursue selected emerging new market segments. We believe that we can leverage our installed base and established customer relationships by offering network applications that function not only in today's networks, but that also enable our customers to transition to converged IMS or other IP based networks in the future.

Maintaining Technology Expertise and Knowledge. We believe that one of our core competitive strengths is the breadth of our knowledge and expertise in communications technologies, particularly in (i) signaling and session control, and (ii) high performance, mission critical applications which utilize real time or near-real time data (especially data derived from signaling networks). We have developed this expertise over more than two decades and, during 2007, we filed 83 patent applications and were issued 42 patents, increasing our portfolio of issued patents to 160. We intend to enhance our existing products, develop new products and expand our portfolio of patented intellectual property by continuing to make significant investments in research and development.

Focusing on Continued Operating Improvements. We intend to continue to identify and implement new ways to improve our operating efficiency and business processes to enhance our profitability. We work continuously to lower our unit material costs and improve our margins through the use of contract manufacturing and improved supplier relationships. In 2007, we continued to expand our sourcing of raw materials and services globally to lower our unit costs and increase our labor rate productivity. This included sourcing and assembling a majority of our printed circuit boards in Guadalajara, Mexico and the off-shoring of certain product development efforts to India and the Czech Republic. In 2006, in connection with the creation of our EAAA regional sales and marketing organization, comprised of Europe, the Middle East, Asia Pacific (including India and China), Africa and Australia, we combined seven regional sales and marketing teams into three. From time to time, we review our organizational and operating structure to determine whether new or expanded job functions or business processes can be assumed by existing personnel or reengineered, resulting in higher productivity. To that end, in 2007 we sold our former Switching Solutions Group business unit, which was not meeting our operating performance expectations and was tied to an access layer product strategy, and combined the remaining two business units (the Network Signaling Group and Communications Software Solutions Group) into a single functional organizational structure.

Expanding Globally. We sell our products internationally through our direct sales force, sales agents, partnerships, and distributor relationships. We also sell directly from our wholly owned subsidiaries in Argentina, Belgium, Brazil, Canada, Colombia, the Czech Republic, France, Germany, India, Italy, Malaysia, Mexico, Singapore, South Africa, Taiwan and the United Kingdom, and from our sales offices in China, Dubai, and the Russian Federation. Total international revenues for 2007, 2006 and 2005 were $263.7 million, $226.5 million and $125.8 million, respectively, representing 61%, 51% and 36% of our total revenues, respectively.

Pursuing Opportunities with Strategic Partners. We intend to complement our product offerings and extend our market reach through selected strategic partnering relationships, including original equipment manufacturer, or "OEM," partners, referral arrangements, teaming agreements and distribution agreements. Our existing strategic relationships include technology development, OEM and collaboration relationships.

In particular, in March 2007 Tekelec announced an agreement with Hewlett-Packard ("HP") to accelerate the deployment of multimedia services based on IMS. The joint solution enables service providers to address, through an open, integrated and tested multi-vendor IMS offering, the challenges resulting from decreasing sources of traditional revenue and rising infrastructure costs.

In June 2007, we announced the expansion of the HP-Tekelec Open IMS (IP Multimedia Subsystem) solution to include BEA WebLogic® SIP Server, a converged Java EE-SIP -IMS application server. The Open IMS solution is designed to accelerate the deployment of multimedia services in an IMS environment. The addition of BEA WebLogic® SIP Server provides a high-performance, available and powerful service creation and execution environment designed for converged Internet-IMS communication and collaboration services. The Open IMS solution also includes the Tekelec TekCore CSCF, HP OpenCall home subscriber server (HSS), service enablers, multimedia applications, and integration with back-office and legacy systems to enable the delivery of subscriber-centric services across wireless, wireline and broadband networks.

In addition to these strategic relationships, from time-to-time we have also made acquisitions of technologies, competencies and businesses, where we sought to leverage synergies with our existing technologies, competencies and commercial opportunities. In 2005, we acquired privately held iptelorg GmbH ("iptelorg") to augment our signaling portfolio with SIP routing software and additional SIP expertise. In 2006, we entered into a worldwide license to the source code of and intellectual property rights to certain technologies that we believe will form the core software platform for our TekSCIM product family.  We believe this technology provides key capabilities, which will provide our customers with a smooth evolution from SS7 to SIP-based signaling and next-generation high performance network applications once we complete development of the product offerings based on this technology.  We anticipate that, from time to time, we may make additional acquisitions where we believe synergies with our existing business can be leveraged.

Recent Acquisitions and Dispositions

In January 2008, we expanded our signaling portfolio with the acquisition of substantially all of the assets of Estacado Systems, LLC ("Estacado"). Estacado is a leading developer of SIP technology. Further, Estacado is led by a management team that has been instrumental in the creation of SIP and a number of its advanced features. With this acquisition, we believe that we have extended our depth in SIP-based intellectual property, bringing some of the industry's most talented and well-known SIP experts in-house to accelerate the development of next-generation and IMS solutions for our customers.

In April 2007, we completed the sale of the SSG business to GENBAND Inc. ("Genband"), for approximately $1.0 million in cash and a 19.99% interest in Genband's outstanding vested voting equity, after giving effect to the issuance. The common stock interest in Genband received at closing was valued at $11.2 million. This amount excludes the value of additional shares (consisting of 25% of the total number of the Genband shares issued at closing) that will be held in escrow for one year from the closing to secure potential indemnification claims of Genband arising during that period. Our SSG business consisted primarily of (i) Taqua, Inc., our then wholly owned subsidiary, (ii) Santera Systems LLC, our then wholly owned subsidiary, and (iii) certain assets of the SSG business then owned directly by Tekelec as a result of the 2006 merger of our former subsidiary, VocalData, Inc., into Tekelec. Prior to our decision to sell SSG, the results of SSG's operations were reported as the Switching Solutions Group reporting segment.

In July 2006, we completed the sale of IEX Corporation ("IEX"), a then wholly owned subsidiary, to NICE-Systems Inc. for approximately $201.5 million in cash. IEX provided workforce management and intelligent call routing systems for single- and multiple-site contact centers. IEX sold its products primarily to customers in industries with significant contact center operations such as airlines, financial services, telecommunications and retail. Prior to our decision to sell IEX, the results of IEX's operations were reported as the IEX Contact Center Group reporting segment.

Organizational Realignment

After the sale of the SSG business, our organization consisted of two major operating groups: the Network Signaling Group and the Communications Software Solutions Group. In August 2007, we committed to a realignment plan designed to (i) consolidate our business units, (ii) improve customer focus, (iii) accelerate decisions pertaining to product integration and evolution, and (iv) increase our focus on delivering integrated product solutions. Accordingly, we combined the above two business units into one functional organizational structure in the third quarter of 2007. As a result of these organizational changes, beginning in the third quarter of fiscal year 2007, our management structure and responsibilities, as well as our management reporting methods have changed, leading to elimination of our separate business units and reportable segments.

Our Sales and Marketing Strategy

Our sales and marketing strategy includes selling directly through our sales force and indirectly through distributors and other resellers, entering into strategic alliances, and targeting certain markets and customers. To promote awareness of Tekelec and our products, we also advertise on the Internet and in trade journals, exhibit at trade shows, participate in industry forums and panels, maintain a presence on the Internet, and use webinars and e-mail marketing campaigns. From time to time, our employees author articles for trade journals.

Distribution. We sell our products in the United States principally through our direct sales force. Our North American direct sales force operates out of our regional offices located throughout the United States. Internationally, we sell our products through our direct sales force, sales agents, partnerships, and distributor relationships. As market conditions warrant, we may increase our direct sales and marketing activities worldwide.

Other Third Party Relationships. Although our current sales through these relationships are not significant, we believe that our current and future relationships with other leading communication solution providers will improve market penetration and acceptance for our network applications. Many of these system integrators have long-standing relationships with public telecommunications service providers and offer a broad range of services to these service providers through their existing sales and support networks. We seek relationships that:

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

Our Systems and Software

We currently offer network application systems and software that solve both signaling and business challenges faced by our customers. Our principal Signaling Network Applications as of December 31, 2007 are described below:

Solution	Description
Signaling and Session Control

Our EAGLE®5 Integrated Signaling System ("ISS") provides global signaling and real time, transaction-based applications from a single platform. Substantial database size, signaling capacity and transaction speed are coupled with next generation IP connectivity, providing a transition path to the converged network.

The same platform delivers full signal transfer point, or STP, capabilities and a portfolio of integrated applications. Applications integrated with the platform provide the delivery of an array of intelligent routing and other value-added services. Service providers are able to optimize the use of network resources, deploy number portability, manage subscribers and services, migrate to new technologies, control fraud and interoperate hybrid technology networks.

Flexible Routing

Wireless voice and data communications generate substantially more signaling traffic than fixed-line calls. Our mobile service provider customers benefit from our intelligent routing application's ability to handle network expansion in a reliable, cost effective manner. Our Applications such as HLR (Home Location Register) optimization, Equipment Identity Register ("EIR") and voice mail redirection help service providers to manage network growth, improve network efficiency, reduce costs and meet regulatory requirements.

Transitional and IMS Solutions

We offer a portfolio of products to support IMS and IP architectures and the transition to IMS or other IP based networks. By leveraging our expertise in SS7 signaling and SIP session control, we provide a signaling bridge that enables interoperability between circuit and packet switched technologies. Our systems and software thus permit our customers to approach the transition to converged networking through the signaling layer. We also offer core session control for SIP-based, IMS or other IP-based networks.

Our IMS solution enables service providers to gradually migrate to IMS at the signaling layer. We believe this transitional approach allows service providers to control the pace of evolution and provides a cost effective approach for migrating to IMS and for managing a hybrid SS7-SIP signaling network.

Specific IMS-transitional systems and software include:

Service Mediation
Our Service Mediation solutions, such as our TekSCIM solution, which are in the early stages of market acceptance, are designed to enable service orchestration and inter-working for IMS as well as current generation mobile and fixed networks. These solutions bridge technologies and enable unified service delivery across SS7 and SIP-based networks. Transitional benefits include:

  Reduced investment in legacy technologies
  Service continuity across hybrid networks
  Leveraging of existing intelligent network applications, like number portability, to support IMS subscribers
  Offering of new SIP-based services to customers with SS7-based handsets, improving our service provider customer return on investment

TekCore Session Manager
Our open, standards-based TekCore CSCF, which is in the early stage of market acceptance, is designed to support high performance SIP-signaling and session control in core IMS networks, enabling multimedia services. TekCore also supports SIP aggregation in VoIP networks, allowing service providers to cost effectively scale their VoIP networks, while laying the groundwork for the eventual migration to IMS.

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

Messaging

TekMedia SMS is an innovative, modular solution, which enables service providers to deliver advanced networked messaging. Service providers can grow capacity and capabilities incrementally or create a complete, end-to-end short message service (SMS) solution.

Our next generation text messaging solutions, which are in early stages of market acceptance, are designed to span both traditional SS7-based TDM, or 2G, networks and SIP-based IP, or third generation ("3G") networks. The access-independent solution enables the delivery of text messaging from simple store-and-forward short message service to more advanced networked messaging services.

Our Number Portability Applications as of December 31, 2007 are described below:

Solution	Description
Number Portability

We simplify number portability by integrating advanced database management and signaling functions on a single network platform, providing advantages over solutions that rely on external service control points. We provide a full suite of number portability solutions for fixed and mobile networks in the U.S. and international markets.

The convergence of the PSTN with IP networks requires a new type of number portability/translation with the ability to map telephone numbers to IP addresses. This new number portability/translation is known as Electronic Number Mapping, or ENUM. Next generation services such as VoIP, multimedia service, push-to-talk and instant messaging will possibly require high ENUM transaction rates. We have leveraged our experience in high capacity, low latency database applications to develop our TekPath ENUM solution.

      Our principal Performance Management and Monitoring Applications as of December 31, 2007 are described below:

Solution	Description
Performance Management and Monitoring Solutions

Our portfolio of Performance Management and Monitoring solutions provides real time or historical information based on network traffic. Service providers can gain insight into the performance of the network, roaming activity, service usage, and customer behavior.

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

Applications include:

  troubleshooting
  network management
  roaming management
  services management
  revenue leakage discovery
  revenue recovery and generation
  market intelligence and analytics

Our Performance Management and Monitoring solutions collect, correlate, process and store data from the network. Various applications use this data to enable network operators to ensure the performance, reliability and security of the network; to detect and track revenue leaks and potential recovery; and to provide timely market and business intelligence needed to drive business improvement. The solution supports wireline and wireless service providers across both the traditional TDM-based networks and IP-based networks. This solution can be deployed on a stand-alone basis or as an integrated feature of the EAGLE 5 ISS. Our Performance Management and Monitoring solutions are installed in approximately 150 service providers' networks.

Systems and Software Development

The communications market is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Standards for new technologies and services such as 3G wireless services, soft switching, signaling for packet networks, internet protocol and IMS architectures are still evolving. As these standards evolve and the demand for services and applications increases, we intend to adapt and enhance our products and develop and support new products. We solicit product development input through discussions with our customers and participation in various industry organizations and standards committees, such as the Telecommunications Industry Association, the Internet Engineering Task Force, the 3rd Generation Partnership Project ("3GPP"), the MultiService Forum ("MSF') and the IMS Forum, and by closely monitoring the activities of the International Telecommunications Union, the European Telecommunications Standards Institute, and the International Organization for Standardization and Alliance for Telecommunications Industry Solutions ("ATIS").

We continue to invest in research and development in order to expand the technological capability, functionality and breadth of our applications. From 2005 to 2007 we invested over $232.4 million - approximately $92.2 million, $78.5 million and $61.7 million during 2007, 2006 and 2005, respectively, in product development.

We currently expect that a substantial portion of our development of new products and enhancements to existing and future products will be developed internally or through outsourced development contractors, with the possibility of selective acquisitions to complement and supplement our product development pipeline when deemed prudent. Our product development efforts to date have resulted in leading telecommunications network applications, and we believe that our current and future product development efforts will continue to yield leading telecommunication network applications. There are risks associated with the development of our products, which are discussed further in the section entitled "Risk Factors" in this Annual Report.

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

We maintain in-house repair facilities and provide ongoing training and technical assistance to customers and international distributors and other resellers at our technical assistance centers in Morrisville, North Carolina; Egham, United Kingdom; Paris and Mulhouse, France; and Singapore. These centers also support our products on a 24 hour-a-day, seven day-a-week basis. In addition, we have invested in providing in-country service and support in Brazil, India, and Mexico.

We also offer network implementation services in connection with our effort to supply a complete solution for our network application deployments, including products from our vendor partners. In such instances, we offer specific service contracts to support the needs of our service provider customers that choose to migrate their network to, for example, packet technologies.

We typically warrant our products against defects in materials and workmanship for a period of approximately one year ending the sooner of one year after installation or 14 months after shipment. Thereafter, we offer extended service warranties.

Customers

Customers for our products consist primarily of network service providers. Wireless service providers accounted for over 50% of our total revenues in 2007. Historically, a limited number of customers have accounted for greater than 10% of our annual total revenues. In 2007, combined sales to the subsidiaries of Carso Global Telecom (Telefonos De Mexico and America Movil) represented 14% of our total revenues; sales to the merged AT&T entities (comprised of AT&T, Cingular, SBC Communications, Inc. and others) represented 10% of our total revenues; and sales to Orange Group represented 10% of our total revenues. In 2006, sales to the merged AT&T entities represented 16% of our total revenues and sales to the subsidiaries of Carso Global Telecom represented 10% of our total revenues. In 2005, sales to the merged AT&T entities represented 30% of our total revenues. We anticipate that our operating results in any given period may continue to depend, to a significant extent, upon revenues from a small percentage of our customers.

Cyclicality and Seasonality

In addition to the general market and economic conditions, such as overall industry consolidation, the pace of adoption of new technologies, and the general state of the economy, our orders and revenues are affected by our customers' capital spending plans and patterns. Our orders, and to a lesser degree revenues, are typically highest in our fourth fiscal quarter when our customers have historically increased their spending to fully utilize their annual capital budgets. Consequently, our first quarter orders are usually lower compared to the last quarter of the previous year, and often are the lowest of the year. As a result of these trends, historically our quarterly results reflect distinct seasonality in the sale of our products and services.

Backlog

Backlog for our products typically consists of contracts or purchase orders for both product deliveries scheduled within the next 12 months and extended service warranty to be provided generally over periods of up to three years. Our backlog at any particular date may not be a meaningful or accurate indicator of future revenues primarily because (i) we account for our customer contracts under the residual method prescribed by Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and (ii) the size and duration of orders and customer delivery and installation requirements vary and may be cancelled or rescheduled by the customer.

At December 31, 2007, our total backlog amounted to approximately $417.0 million, compared to total backlog of approximately $389.6 million at December 31, 2006. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts.

Competition

The market for our network signaling products is competitive and has been highly concentrated among a limited number of suppliers. We presently compete in the network signaling market, primarily with Huawei, Cisco Systems, and Nokia Siemens Networks. We expect that competition will increase in the future from both existing and new competitors.

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

The market for performance management and monitoring software solutions is also very competitive. Our major competitors include Tektronix, Agilent and Anritsu, as well as a number of smaller competitors existing in different geographic markets. We believe the market will remain very competitive with a number of smaller competitors continuing to enter this market.

We believe the integration of our performance management and monitoring applications with our signaling network applications, including the EAGLE 5 ISS, provides a key competitive advantage. The added simplicity and reliability of our integrated approach provides a direct benefit to our customers. We also offer a non-integrated, probe-based solution where needed to allow our customers to derive additional value from our applications. Our applications offer an array of configuration tools and a Web-based user interface for ease of use. Our performance management and monitoring applications have the added benefit of supporting both existing protocols and newer protocols such as SIP, General Packet Radio Service ("GPRS"), and Universal Mobile Telecommunications System ("UMTS") from a common architecture. We provide critical network capabilities, such as the ability to continuously trace a call end-to-end as it traverses both traditional circuit and newer packet network domains. Our real time capabilities allow an operator to discover and correct network and related business issues quickly.

Intellectual Property

Our success depends, to a significant degree, on our proprietary technology and other intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secrets, non-disclosure policies, confidentiality agreements and contractual restrictions to establish and protect our proprietary rights both in the United States and abroad. In 2007, we filed 83 patent applications and were issued 42 patents, increasing our portfolio of issued patents to 160. Inventions by members of our technical product line marketing and research and engineering staff have been, and continue to be, important to our growth and success. Patents have been granted to us on many of these inventions in the United States and other countries. Our patent portfolio has been developed over time and, accordingly, the remaining terms of our patents vary. We intend to continue to seek and obtain patents protecting our newer innovations. Although we believe that our patents will continue to be important in maintaining and improving our competitive position, no single patent is material to our business as a whole.

The measures discussed above afford only limited protection and may not prevent third parties from misappropriating our technology or other intellectual property. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States and the possibility of misappropriation of our technology and other intellectual property is more likely in these countries. Applying for foreign patent protection is extremely expensive, and as a result we do not apply for such protection in every potentially advantageous country. Where we do apply for protection, our pending patent and trademark registration applications may not be approved and our competitors may challenge the validity or scope of our patent or trademark registration applications. In addition, we may face challenges to the validity or enforceability of our proprietary rights, and litigation may be necessary to enforce and protect our rights, or to determine the validity and scope of our proprietary rights and the rights of others. If we fail to successfully apply, obtain, enforce and/or defend our intellectual property rights in relevant jurisdictions, or if we fail to detect misappropriation of our proprietary rights, our business, operating results, and financial condition may be adversely affected.

The communications industry is characterized by the existence of rapidly changing technology, an increasingly large number of patents and frequent claims and litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to us, and we receive notices from, or are sued by, third parties regarding such claims. Any claims made against us regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend, would divert the attention of our management and key personnel from our business operations and may require us to modify or cease marketing our products, develop new technologies or products, acquire licenses to proprietary rights that are the subject of the infringement claim or refund to our customers all or a portion of the amounts paid for infringing products. If such claims are asserted, there can be no assurances that the dispute could be resolved without litigation or that we would prevail or be able to acquire any necessary licenses on acceptable terms, or at all. In addition, we may be requested to defend and indemnify certain of our customers, resellers and partners against claims that our products infringe the proprietary rights of others. We may also be subject to potentially significant damages or injunctions against the sale of certain products or use of certain technologies. See "Legal Proceedings" in Part I, Item 3, of this Annual Report.

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

Environmental Matters

Our operations are subject to a wide range of environmental laws in various jurisdictions around the world. We seek to operate our business in compliance with such laws. We have and will continue to be subject to various product content laws and product takeback and recycling requirements that will require full compliance in the coming years. We expect that these laws will require us to incur additional compliance costs. Although costs relating to environmental matters have not resulted in a material adverse effect on our business, results of operations, financial condition and liquidity in the past, there can be no assurance that we will not incur increased environmental costs in the future, which may have a material adverse effect on our business, results of operations, financial condition and liquidity.

Working Capital

For a discussion of our working capital practices, see section entitled "Liquidity and Capital Resources" in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.

Employees

We employ individuals on a regular full-time basis and on a temporary part-time basis, as well as utilize the services of contractors as required. At December 31, 2007, we employed 931 regular full-time employees. Many of our employees hold stock options, restricted stock units and/or stock appreciation rights under our equity compensation plans. None of our employees are represented by a labor union, except for certain employees in France, and we have not experienced any work stoppages.

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

Available Information

We intend to make this Annual Report, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available on our website (www.tekelec.com) without charge as soon as reasonably practicable following our filing of such reports with the Securities and Exchange Commission ("SEC"). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any forward-looking statements in this Annual Report or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to James Chiafery, Director, Investor Relations, Tekelec, 5200 Paramount Parkway, Morrisville, North Carolina 27560.

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

In situations where we sell multiple products or sell a combination of integrated products and services that we cannot separate into multiple elements, we may defer revenue recognition until all product shipments are complete and until services essential to the functionality of the product are fulfilled, due to the fact that we follow the residual method of accounting as prescribed by the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"). Consequently, our revenue may vary significantly from period to period, as it may not be possible to ship all components of an order at the same time. Specifically, no revenue related to a sales arrangement may be recognized until all products in the sales arrangement are delivered, regardless of whether the undelivered product represents an insignificant portion of the arrangement fee. Accordingly, the residual method of accounting increases the volatility of our quarterly revenues.

In addition, our product revenues in any quarter depend in part on orders booked and shipped in that quarter. A significant portion of our product shipments in each quarter occurs at or near the end of the quarter. Since individual orders can represent a meaningful percentage of our revenues and net income in any quarter, the deferral, cancellation of or failure to ship an entire order in a quarter can result in a revenue and net income shortfall that causes us to fail to meet securities analysts' expectations, our business plan, or financial guidance provided to investors for that period. The delay in recognizing revenue from the time an order is booked could also result in as increase in revenue during a period when orders are declining on a going forward basis. Further, because a significant portion of our revenues is recognized upon customer acceptance of products following testing in their networks, delays or complications in such testing can affect the timing and amount of revenue recognition. We base our current and future expense levels on our internal operating plans and revenue forecasts, and our operating costs in the short term are fixed to a large extent. As a result, we may not be able to sufficiently reduce our costs in any quarter to adequately compensate for an unexpected shortfall in revenues, and even a small shortfall could disproportionately and adversely affect our operating results for that quarter. In addition, a number of other factors, many of which are outside our control, can cause fluctuations in our quarterly and annual operating results, including among others:

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
  the risk that economic conditions will deteriorate, including in connection with the turmoil in the sub-prime mortgage market, which may adversely affect demand for our customers' services;
  the ability of telecommunications service providers to obtain financing for capital expenditures in volatile capital markets;
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
  the duration and results of customers' acceptance testing of our products;
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
  the mix of our product sales across product lines (i.e., between our higher margin software-based products and lower margin hardware-intensive products), which can have significant impact on our gross margins;
  the expense and other potential negative impact of current and future litigation and other disputes;
  actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets, including the amounts of related valuation allowances, liabilities, and other items reflected in our Consolidated Financial Statements;
  changes in accounting rules, such as recently adopted rules related to income tax contingencies;

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
  costs associated with the expansion of our sales, marketing and support operations, both domestically and internationally;
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

The factors described above are difficult to forecast and mitigate. As a consequence, operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

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

Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, political unrest in Pakistan, Afghanistan and other countries, the continuing tension in and around Iraq, the nationalization of privately owned telecommunications companies, as well as changes in energy, natural resources and precious metal costs, may continue to adversely affect global economic conditions. If the economic and market conditions in the United States or internationally deteriorate, we may experience material adverse impacts on our business, operating results, and financial condition.

We expect our gross margins to vary over time and our recent level of gross margins may not be sustainable, which may have a material adverse effect on our future profitability.

Our recent level of gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

  increased price competition, including from competitors from Asia, particularly China;
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
  changes in distribution channels;
  losses on customer contracts; and
  increased warranty costs.

Our failure to sustain our recent level of gross margins due to these or other factors may have a material adverse effect on our results of operations.

The markets in which we compete are intensely competitive, which could adversely affect our revenue and net income growth.

For information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled "Competition" contained in Item 1 of Part 1 of this Annual Report. Please also see the risk factor below entitled "If our products do not satisfy customer demand for performance, price, or terms, we could lose business to our competitors."

Telecommunications industry consolidation may lead to increased competition and fewer customers and may harm our operating results.

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue or expand operations. We believe that industry consolidation may result in stronger competitors and fewer customers. Consolidation among our customers has caused and may continue to cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and their relative purchasing power increases. Also, consolidation among our customers may increase their leverage in contract negotiations which may require us to agree to terms that are less favorable to our company than the terms of our prior agreements. This could have a material adverse effect on our gross margins, operating results, and financial condition.

We have limited product offerings, and our revenues may suffer if demand for any of our products declines or fails to develop as we expect or if we are not able to develop and market additional and enhanced products.

We derive a substantial portion of our revenues from sales of our Eagle 5 ISS and other signaling products. In 2007, 2006 and 2005, these products (excluding associated professional and other services and warranty revenues) generated 56%, 57% and 59% of our revenues, respectively. We expect that these products will continue to account for a majority of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for these products, such as competition, technological change or a slower than anticipated rate of development or deployment of new products, features and technologies, could cause a significant decrease in our revenues and profitability. Continued and widespread market acceptance of these products is therefore critical to our future success. Moreover, our future financial performance will depend in significant part on the successful and timely development, introduction and customer acceptance of new and enhanced versions of our EAGLE 5 ISS and other signaling products as well as our other non-signaling related products. Introducing new and enhanced products such as these requires a significant commitment to research and development that may entail substantial risk and may not result in success. There are no assurances that we will be successful in developing and marketing additional products and related services.

If wireless service providers do not continue to grow and to buy our signaling Eagle 5 ISS-related products and services, our network signaling-related business would be harmed.

Our success will depend in large part on the continued growth of wireless network operators and their purchases of our products and services. We derive a substantial portion of our revenues from the sale of our signaling Eagle 5 ISS-related products and services to wireless network operators. In each of 2007, 2006, and 2005, our sales to the wireless market accounted for more than 50% of our Eagle 5 ISS-related revenues. We expect that our sales of signaling products and services to wireless service providers will continue to account for a majority of our revenues for the foreseeable future. The continued growth of the domestic and international wireless markets is subject to a number of risks that could adversely affect our revenues and profitability, including:

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

Consequently, there can be no assurances that wireless service providers will continue to purchase our Eagle 5 ISS-related products or services for the build-out or expansion of their networks. A decrease in such purchases could have a material adverse impact on our revenues and net income.

We may not realize the anticipated benefits of past or future acquisitions or divestures, which could materially and adversely affect our operations, financial position and market value of our common stock, and the integration of acquisitions, may disrupt our business and management.

Our growth is dependent on a number of factors, including market growth, our ability to enhance existing products, our ability to introduce new products on a timely basis and market acceptance of our existing and new products. Our strategy includes acquiring new products and technologies through acquisitions, strategic alliances and joint ventures, and may also include the divesting of all or a portion of our interests in some product lines.

We have in the past and may in the future grow through the acquisition of companies, products or technologies. During the last four years, we have engaged in a number of acquisitions, including our acquisitions of Steleus, iptelorg, and of the business of Estacado Systems, LLC. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not materially and adversely affect our business, operating results or financial condition. We may not realize the expected benefits of an acquisition. In addition, certain acquisitions (Santera, Taqua and VocalData) have led to write-downs, restructurings and other charges. Our other and future acquisitions may also lead to potential write-downs, restructuring, or other one-time charges due to unforeseen business developments and other factors, and these charges may adversely affect our operating results, financial condition and the market value of our common stock.

In April 2007, we completed the sale of the SSG business to Genband. Our decision to divest this line of business could result in our missing a longer-term business opportunity in switching technologies, and we may not fully realize the expected cost savings and other efficiencies resulting from this divesture.

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

Ultimately, if we do not successfully complete the integration of acquired businesses in a timely manner, or at all, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition and results of operations. We cannot assure you that we will be successful in overcoming problems in connection with our past or future acquisitions, and our inability to do so could significantly harm our assets acquired in such acquisitions, revenues and results of operations. We may not be successful in identifying or consummating acquisitions essential to the growth of our product lines, which could adversely affect our business, financial condition and results of operations. In addition, if we attempt to divest some of our business, we may not successfully complete this activity or we may not realize the benefits of any divesting activities which could adversely affect our business, financial condition and results of operations.

We may undertake further restructurings which may adversely impact our operations, and we may not realize all of the anticipated benefits of our prior or any future restructurings.

We continue to restructure and transform our business to realign resources and achieve desired cost savings in an increasingly competitive market. During 2005, 2006, and 2007, we undertook a series of restructurings of our operations involving, among other things, the reduction of our workforce, the relocation of our corporate headquarters, the consolidation of certain of our manufacturing facilities, and the transformation from a business unit management structure to a functional organization (the "Restructurings"), as described more fully in Note 3 to the accompanying Consolidated Financial Statements. As part of the Restructurings, we consolidated our NSG and CSSG business units into a functional organization and we ceased to use certain of our leased facilities. If we consolidate additional facilities in the future, we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

We have based our restructuring efforts on certain assumptions regarding the cost structure of our businesses. Our assumptions may or may not be correct and we may also determine that further restructuring will be needed in the future. We therefore cannot assure you that we will realize all of the anticipated benefits of the Restructurings or that we will not further reduce or otherwise adjust our workforce or exit, or dispose of, certain businesses. Any decision by management to further limit investment, exit, or dispose of businesses may result in the recording of additional restructuring charges. As a result, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and/or improved results.

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

If we fail to manage the size of our operations effectively, our business, financial condition and operating results could be materially and adversely affected. Restructurings have particular risks, many of which are discussed above under the risk factor entitled "We may undertake further restructurings which may adversely impact our operations, and we may not realize all of the anticipated benefits of our prior or any future restructurings." In addition, as our operations continue to grow, we may need to implement new systems or upgrade current systems. The failure to successfully implement such new or improved systems could materially and adversely affect our business, financial condition and operating results.

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

Commencing in 2006, we recognize expense for stock-based compensation, and there is no assurance that the expense accurately measures the value of the stock-based compensation awards, and, as a result, the recognition of this expense could adversely affect our earnings and the price of our common stock.

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

If our products do not satisfy customer demand for performance, price, or terms, we could lose business to our competitors.

The telecommunications equipment industry in which we operate is highly competitive, and we expect that the level of competition on pricing and product offerings will continue to be intense. If we are not able to compete successfully against our current and future competitors, our current and potential customers may choose to purchase similar products offered by our competitors, which would negatively affect our revenues and/or profitability. We face formidable competition from a number of companies offering a variety of network signaling and performance management and monitoring products. The markets for our products are subject to rapid technological changes, evolving industry standards and regulatory developments, and our operating results depend to a significant extent on our ability to adapt to these changes. Our competitors include many large domestic and international companies as well as many smaller established and emerging technology companies. We compete principally on the basis of:

  product performance and functionality;
  product quality and reliability;
  customer service and support; and
  price.

Many of our competitors have substantially broader product portfolios and financial and technological resources, product development, marketing, distribution and support capabilities, name recognition, established relationships with telecommunications service providers, and other resources that we do not have. Some of our primary competitors incur lower labor costs in countries such as China and, as a result, may be able to offer significantly lower pricing, forcing us to lower our prices or lose business, which at a minimum can adversely affect our margins. Further, certain of our competitors are supported by the Chinese government, allowing them to offer credit terms over numerous years and take significantly more credit risk than we do. In addition, new competitors may enter our markets as a result of shifts in technology, and these competitors may include entrants from the telecommunications, computer software, computer services, data networking and semiconductor industries. The industries in which we operate are also undergoing consolidation which may result in stronger competitors and a change in our relative market position.

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

A limited number of our customers account for a significant portion of our revenues, and the loss of one or more of these customers and our failure to attract additional customers could adversely affect our operating results.

In 2007, combined sales to the subsidiaries of Carso Global Telecom (Telefonos De Mexico and America Movil) represented 14% of our total revenues; sales to the merged AT&T entities (comprised of AT&T, Cingular, SBC Communications, Inc. and others) represented 10% of our total revenues; and sales to Orange Group represented 10% of our total revenues. In 2006, sales to the merged AT&T entities represented 16% of our total revenues, and sales to the subsidiaries of Carso Global Telecom represented 10% of our total revenues. In 2005, sales to the merged AT&T entities represented 30% of our total revenues.

Reductions, delays or cancellations of orders from one or more of our significant customers or the loss of one or more of our significant customers in any period could have a material adverse effect on our operating results. In addition, the telecommunications industry has recently experienced a consolidation of both U.S. and non-U.S. companies. This consolidation leads to fewer customers and means that the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants. In order to increase our revenues, we will need to attract additional significant customers on an ongoing basis. Our failure to attract a sufficient number of such customers during a particular period, or our inability to replace a significant customer lost in a consolidation or merger, could adversely affect our revenues, profitability and cash flow.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business.

Large telecommunications providers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may require us to develop additional features and may impose penalties on us for failure to deliver such features on a timely basis, or failure to meet performance standards. As we seek to sell more products to large service providers, we may be required to agree to these less advantageous terms and conditions, which may decrease our revenues and/or increase the time it takes to convert orders into revenues, resulting in greater variability of our quarterly and annual financial results.

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

We outsource substantial portions of our research and development activities to third party vendors, and a loss of or deterioration in these relationships could adversely affect our revenues and profitability.

Significant portions of our research and development work are carried out by third party vendors operating in India and elsewhere. The loss of or deterioration in these relationships for any reason could result in a delay or failure to complete research and development projects, which could adversely affect our ability to introduce new products or product enhancements and negatively affect our revenues and profitability. In addition, the use of such third party vendors increases the risk that our proprietary technology could be rendered unprotectable or be disclosed to competitors, either of which would harm our competitiveness and would limit our future revenues.

Our products are complex and may have errors that are not detected until deployment, and disputes and litigation related to warranty and product liability claims could be expensive and could negatively affect our reputation and profitability.

We may be exposed to warranty, breach of contract, product liability, fraud and other claims if our products fail to perform as expected or if the use of our products results in property damage or bodily injury. Our highly complex products may contain undetected defects or errors when first introduced or as new versions are released, and those defects or errors may not be detected until deployment or long after a product has been deployed. Our products, even if error- or defect-free, must also interoperate with other equipment in customer networks, and such operation may result in technical problems with our products. Because of the critical and revenue-affecting role played by many of our products in customer networks, such defects, errors or failures to properly interoperate, particularly those that result in service interruptions or a failure of telecommunications networks, could harm our customer relationships, business and reputation, and/or result in material warranty or product liability losses. There can be no assurances that our products will not have defects or errors or will properly interoperate with other equipment. A warranty or product liability claim brought against us could result in costly, protracted, highly disruptive and time consuming litigation, which would harm our business. In addition, we may be subject to claims arising from our failure to properly service or maintain our products or to adequately remedy defects in our products once such defects have been detected. Although our agreements with our customers typically contain provisions designed to limit our exposure to potential warranty and product liability claims, it is possible that these limitations may not be effective under the laws of some jurisdictions, particularly since we have significant international sales. Although we maintain product liability insurance and a warranty reserve, they may not be sufficient to cover all claims to which we may be subject. The successful assertion against us of one or more large uninsured claims would harm our business reputation, our profitability and our financial condition.

Our business is subject to changing regulation of corporate governance and public disclosure that has resulted in increased costs and may continue to result in additional costs in the future.

We are subject to rules and regulations of federal and state regulatory authorities, The Nasdaq Stock Market and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have issued requirements and regulations and continue to develop additional regulations and requirements partly in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 ("SOX"). Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors' audit of our internal control over financial reporting, has required, and continues to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Uncertainties associated with and implications of the changing regulatory landscape in the telecommunications industry may adversely affect our business, operating results and financial condition. Our compliance with telecommunications regulations and standards, as well as our efforts to ensure the interoperability of our products with our customers' networks, may be time consuming, difficult and costly, and if we fail to comply, our product sales would decrease.

In order to maintain market acceptance, our products must continue to meet a significant number of regulations and standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission (the "FCC") and Underwriters Laboratories, as well as standards previously established by Telcordia (formerly Bell Telecommunications Research) and those developed by the Internet Engineering Task Force ("IETF"), the 3rd Generation Partnership Project ("3GPP") and other standards committees. Internationally, our products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union ("ITU"). As these standards evolve and if new standards are implemented, we will be required to modify our products or develop and support new versions of our products, and this may negatively affect the sales of our products and increase our costs. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry standards could prevent or delay introduction of our products, which could harm our business.

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

In addition, in order to penetrate new target markets, it is important that we ensure the interoperability of our products with the operations, administration, maintenance and provisioning systems used by our customers. Our failure or delay in achieving such interoperability could adversely affect our ability to sell products to some segments of the communications market and would adversely affect our business.

We have significant international sales, and international markets have inherent risks, which could adversely affect our business.

Doing business overseas is generally more costly than doing business in the United States. International opportunities may require significant investments for an extended period before returns on such investments, if any, are realized, and such investments may result in expenses growing at a faster rate than revenues. Telecommunications networks outside of the United States generally have a different structure than do networks inside the United States, and our products may not be completely compatible with this different structure. As a result, our products may not be competitive with those of our competitors in those markets. In addition, access to foreign markets is often difficult due to the established relationships between a government-owned or controlled communications operating company and its traditional suppliers of communications equipment. These foreign communications networks are in many cases owned or strictly regulated by government. There can be no assurances that we will be able to successfully penetrate these markets.

Internationally, we sell our products through our direct sales force, sales agents and distribution relationships. We also sell direct through our wholly owned subsidiaries in Argentina, Belgium, Brazil, Canada, Colombia, the Czech Republic, France, Germany, India, Italy, Malaysia, Mexico, Singapore, South Africa, Taiwan and the United Kingdom, and our sales offices in China, Dubai and the Russian Federation. Total international revenues for 2007, 2006 and 2005 were $263.7 million, $226.5 million, and $125.8 million, respectively, representing 61%, 51%, and 36% of our total revenues, respectively. We expect that international sales will account for more than 50% of our revenues in the future.

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
  greater trade regulations, nationalization of business and economic instability;
  potentially adverse tax consequences;
  import regulations and price controls imposed by local governments;
  restrictions on foreign currencies and trade barriers imposed by foreign countries;
  possible terrorist attacks against American interests;
  exchange rate fluctuations and exchange controls; and
  limited enforceability of our intellectual property rights in foreign jurisdictions.

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

We intend to continue pursuing international and emerging market growth opportunities. An inability to maintain or to continue to expand our business in international and emerging markets, including Europe, Asia Pacific and Latin America, could have a material adverse effect on our business, results of operations and financial condition. In particular, we currently have limited operations in Asia Pacific and Latin America, and we may have difficulty establishing relationships, building name recognition or penetrating these markets, which could adversely affect our performance in these markets and our operating results.

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

In recent years, we have had substantial turnover in senior management. To integrate into our company, new senior personnel must spend a significant amount of time learning our business model and management systems, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our business model and systems, their integration may result in some disruption to our ongoing operations. We may need to hire additional personnel to fill newly created positions or to replace internal candidates who have been promoted and, as a result, we may experience increased compensation costs that are not offset by either improved productivity or higher revenues. We may also incur significant severance costs in the event that additional members of our senior management or other key employees leave Tekelec in the future.

Adverse resolution of disputes and litigation may harm our operating results and financial condition.

We are a party to disputes and lawsuits from time to time in the normal course of our business, including disputes and lawsuits involving allegations of product liability, product defects, quality problems, breach of contract, and intellectual property infringement. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular dispute or lawsuit could have a material adverse effect on our business, reputation, operating results, or financial condition. We maintain liability insurance for certain legal risks and also accrue for litigation risks when it is probable that an obligation has been incurred and the amount can be reasonably estimated. We may, however, incur losses relating to litigation beyond the limits, or outside the coverage, of our insurance, and our provisions for litigation related losses may not be sufficient to cover our ultimate losses or expenditures. Losses in litigation may therefore have a material adverse effect on our operating results and financial condition. With respect to certain disputes or litigation, even if we maintain a strong legal position under applicable law, we may choose to settle such disputes or litigation and pay significant amounts in order to avoid reputational or future business harm.

Our effective tax rate could be highly volatile and could adversely affect our operating results.

Our future effective tax rates could be adversely affected by (i) earnings being lower than anticipated in countries that have lower statutory tax rates and higher in countries that have higher statutory tax rates, (ii) changes in the valuation of our deferred tax assets and liabilities, (iii) changes in laws, regulations, accounting principles or interpretations thereof, and (iv) the results of examinations by tax authorities.

Primarily as the result of the disposition of our former SSG business unit in early 2007, a significant number of employee stock options expired unexercised during 2007, resulting in the exhaustion of our "pool of windfall tax benefits" as of December 31, 2007 under SFAS 123R "Share-Based Payment." As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under SFAS 123R will negatively impact our future effective tax rate and increase its volatility, resulting in a reduction of our earnings.

We are subject to the periodic examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our operating results and financial condition. Our U.S. Federal income tax returns for 2003 to 2006 have been selected for audit by the IRS. While we believe that we have made adequate provisions related to the audits of these tax returns, the final determination of our obligations may exceed the amounts provided for by us in the accompanying Consolidated Financial Statements. Specifically, we may receive assessments related to the audits and/or reviews of our U.S. income tax returns that exceed amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessments, our business, financial condition or results of operations could be adversely affected. Further, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses and net income in the period or periods for which that determination is made.

Failure or circumvention of our controls and procedures could seriously harm our business.

During 2006, we made significant changes in our internal controls over financial reporting and our disclosure controls and procedures, and we continue to refine such controls and procedures. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the controls and procedures are met. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial position.

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

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates and, therefore, impairment of our investments or lower investment income could harm our earnings.

We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of this Annual Report.

Part of this portfolio also includes two equity investments in privately held companies that are subject to risk of loss of investment capital. One of these investments was obtained through our divesture of our SSG business unit in exchange for approximately 19.99% of Genband's outstanding vested voting equity, after giving effect to the issuance. As discussed previously, our SSG business unit had a history of operating losses and any continued underperformance of that unit as part of Genband, or Genband as a whole, could negatively affect the value of our equity stake and therefore negatively affect our financial condition. These investments are inherently risky because the markets for the technologies or products offered are typically in the early stages and may never fully materialize. We may not be able to recover our $18.6 million investment in these two companies.

We are exposed to the credit and liquidity risk related to certain of our short-term investments, which if the current liquidity issues in the market continue, could result in a lack of liquidity of these investments and material losses.

As of December 31, 2007, the total amount of our cash, cash equivalents and short-term investments was approximately $419.5 million, consisting of approximately (i) $39.3 million in cash and certificates of deposit,

(ii) $66.2 million invested in money market securities, (iii) $199.8 million invested in auction rate securities, (iv) $109.4 million invested in variable rate demand notes ("VRDNs"), and (v) $4.8 million invested in fixed rate municipal bonds. Since December 31, 2007, we have reduced our investments in auction rate securities to approximately $127.4 million. All of these auction rate securities are AAA rated by one or more of the major credit rating agencies. Further, all of these securities are collateralized by student loans, with approximately 92% of such collateral in the aggregate being guaranteed by the U.S. government under the Federal Family Education Loan Program.

Beginning in February 2008, we experienced several failed auctions for the portion of our auction rate securities portfolio that has gone to auction, resulting in our inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate.

While we will continue to monitor and analyze our auction rate securities investments, we currently believe the carrying value approximates their fair value. In the event that the credit crisis within the credit markets continues to worsen, we may not be able to recover the full value of our investments in these instruments.  Based on the current lack of liquidity that occurred in February 2008 related to these investments, we may reclassify $127.4 million of our short-term investments from current assets to long-term assets in the first quarter of 2008.  In such case, our working capital would decline by $127.4 million in the first quarter of 2008.  While we currently believe that our remaining working capital of approximately $175.0 million is adequate to fund our current operations even if we lose access for extended periods of time to the entire amount invested in auction rate securities, should our operations require additional working capital in the future, this lack of liquidity, if incurred and if material, could harm our business and have a material adverse effect on our operating results and financial condition.

There can be no assurances that our measures to protect our proprietary technology and other intellectual property rights are adequate, and if we fail to protect those rights, our business would be harmed.

Our success depends to a significant degree on our proprietary technology and other intellectual property. Although we regard our technology as proprietary, we have sought only limited patent protection in a limited number of countries. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements and contractual restrictions to establish and protect our proprietary rights. These measures, however, afford only limited protection and may not provide us with any competitive advantage or effectively prevent third parties from misappropriating our technology or other intellectual property. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, which makes misappropriation of our technology and other intellectual property more likely. It is possible that others will independently develop similar products or design around our patents and other proprietary rights. If we fail to successfully enforce or defend our intellectual property rights or if we fail to detect misappropriation of our proprietary rights, our ability to effectively compete could be seriously impaired which would limit our future revenues and harm our prospects.

Our pending patent and trademark registration applications may not be approved, and our competitors and others may challenge the validity or scope of our patent or trademark registration applications. If we do not receive the patents or trademark registrations we seek, or if other problems arise with our intellectual property, our competitiveness could be significantly impaired and our business, operations and prospects may suffer. In addition, from time to time we face challenges to the validity or enforceability of our proprietary rights and litigation may be necessary to enforce and protect our rights, or to determine the validity and scope of our proprietary rights and the rights of others. Any such litigation would be expensive and time consuming, would divert the attention of our management and key personnel from business operations and would likely harm our business and operating results.

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

Many of our contracts with our customers have provisions that obligate us to support our solutions for extended periods of time, often years. Any inability to obtain licenses and components required for such support after our suppliers have discontinued providing them may result in our having to replace hardware or software under our warranty program at little or no charge to our customers and at considerable expense to us, resulting in an adverse impact to our business.

We are exposed to the credit risk of some of our customers and to credit exposures in certain markets which could result in material losses and harm our business.

We are vulnerable to downturns in the economy and the telecommunications industry, political instability in emerging markets, and adverse changes in our customers' businesses and financial condition. Periodic slowdowns in the economy in general and in the telecommunications market in particular could weaken the financial condition of many of our customers, which could affect their creditworthiness. Although we have programs in place to monitor and mitigate the associated risks, there can be no assurance that such programs will be effective in reducing our credit risks and avoiding credit losses. We also continue to monitor the impact that the following conditions may have on the worldwide economy: (i) credit exposure from weakened financial conditions in certain geographic regions; (ii) the political instability in key customer geographic regions such as Pakistan; (iii) the risk of nationalization of the telecommunications industry in certain areas; and (iv) the devaluation of the U.S. dollar or currency controls put in place by foreign governments. We have periodically experienced losses due to customers' failing to meet their obligations. Although these losses have not been significant, future losses, if incurred and if material, could harm our business and have a material adverse effect on our operating results and financial condition.

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

The trading price of our common stock has fluctuated substantially in recent years. The trading price may be subject to significant fluctuations in response to, among other events and factors: (i) variations in quarterly operating results; (ii) the gain or loss of significant orders; (iii) changes in earnings estimates by analysts; (iv) changes in our revenue and/or earnings guidance as announced in our earnings calls; (v) announcements of technological innovations or new products by us or our competitors; (vi) changes in domestic and international economic, political and business conditions; and (vii) consolidation and general conditions in the telecommunications industry. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market prices for many companies in our industry and in industries similar or related to ours and that have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in Morrisville, North Carolina in facilities consisting of approximately 316,000 square feet under leases expiring in 2013. This facility is used primarily for our corporate offices and for the engineering, product development, sales, customer support and principal internal manufacturing operations. Prior to 2006, our corporate headquarters were located in Calabasas, California. We also occupy a total of approximately 38,000 square feet in Mulhouse, France and Lyon, France under leases expiring in 2017 and 2016 respectively.

In addition, we currently occupy a number of domestic and international sales and support offices pursuant to leases that expire between February 2008 and August 2017. Specifically, our international subsidiaries, sales and customer service locations are in Sao Paulo and Rio de Janeiro, Brazil; Buenos Aires, Argentina; Bogota, Colombia; Beijing and Taipei, China; Singapore; St. Petersburg, the Russian Federation; Mexico City, Mexico; New Delhi, India; Berlin, Munich and Griesheim, Germany; Rome, Italy; Prague, Czech Republic; Kuala Lumpur, Malaysia; Mulhouse and Paris, France; Egham, the United Kingdom; Dubai, UAE; Amsterdam, the Netherlands; Johannesburg, South Africa; and Taipei, Taiwan. We also have regional sales offices domestically in Miami, Florida; San Diego, California; Englewood, Colorado; Richardson, Texas; Overland Park, Kansas; and Marietta, Georgia.

We believe that our existing facilities will be adequate to meet our needs at least through 2008, and that we will be able to obtain additional space when, where and as needed on acceptable terms. See Note 12 to the Consolidated Financial Statements for more information regarding our lease obligations.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol TKLC. The following table sets forth the range of high and low sales prices for our common stock for the periods indicated. As of

February 8, 2008, there were 175 shareholders of record of our common stock. This number does not include shareholders for whom shares are held in "nominee" or "street" name.

	High	Low
2006
First Quarter	$16.45	$12.68
Second Quarter	14.98	10.87
Third Quarter	13.71	9.50
Fourth Quarter	16.50	12.56

2007
First Quarter	$16.29	$12.17
Second Quarter	15.70	13.94
Third Quarter	14.85	10.96
Fourth Quarter	13.66	11.61

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 16, 2008, entitled "Executive Compensation and Other Information - Equity Compensation Plan Information," to be filed with the SEC.

Stock Repurchase Program

In August 2007, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $50.0 million of our common stock. From the inception of the stock repurchase program through its completion in December 2007, a total of 4.1 million shares have been repurchased and retired, for approximately $50.1 million (including $0.1 million of brokerage fees). Stock repurchases under our stock repurchase program were funded from available working capital and effected pursuant to a Rule 10b5-1 trading plan adopted under the rules of the SEC.

The following table summarizes our stock repurchase activity for the three months ended December 31, 2007 and the approximate dollar value of shares that could yet be purchased at the end of each month pursuant to our stock repurchase program:

			Total Number of
			Shares Purchased	Approximate Dollar
	Total Number	Average Price	as Part of a Publicly	Value of Shares that
	of Shares	Paid Per	Announced	May Yet Be Purchased
(in millions, except per share amounts)	Purchased	Share	Program	Under the Program

October 1, 2007 - October 31, 2007	1.0	$ 12.26	1.0	$ 18.8
November 1, 2007 - November 30, 2007	1.2	$ 12.28	1.2	$ 3.7
December 1, 2007 - December 31, 2007	0.3	$ 12.18	0.3	$ -
Total	2.5	$ 12.26	2.5

We did not repurchase any of our common stock during 2006 or 2005.

Stock Performance Graphs and Cumulative Total Return

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Total Return Index for The Nasdaq Stock Market (U.S. Companies) and the Nasdaq Telecommunications Index for the five-year period commencing January 1, 2003. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Five-Year Cumulative Total Return*
among Tekelec, Total Return Index for the Nasdaq Stock Market (U.S. Companies),
and Nasdaq Telecommunications Index

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Tekelec	100.00	148.80	195.60	133.01	141.91	119.62
Nasdaq Telecommunications Index	100.00	178.88	184.46	158.57	213.76	179.14
The Nasdaq Stock Market (U.S.) Index	100.00	150.36	163.00	166.58	183.68	201.91

*

Assumes (i) $100 invested on December 31, 2002 in Tekelec Common Stock, the Total Return Index for The Nasdaq Stock Market (U.S. Companies), and the Nasdaq Telecommunications Index, and (ii) immediate reinvestment of all dividends.

Item 6. Selected Financial Data.

The statement of operations data included in the selected consolidated financial data set forth below for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data set forth below at December 31, 2007 and 2006 are derived from, and are qualified in their entirety by reference to, our audited Consolidated Financial Statements and notes thereto included in this Annual Report. The statement of operations data set forth below for the years ended December 31, 2004 and 2003 and the balance sheet data set forth below at December 31, 2005, 2004 and 2003 is presented herein as previously reported but adjusted for discontinued operations. The following selected financial data should be read in conjunction with our Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

The statement of operations data set forth below is adjusted to reflect the sales of SSG and IEX in April 2007 and July 2006, respectively, which are accounted for as discontinued operations. Accordingly, the historical statements of operations data for periods prior to these sales have been revised to reflect SSG and IEX as discontinued operations.

For the year ended December 31, 2004, the statement of operations data set forth below includes the financial results of Steleus after the date of acquisition of October 14, 2004. For the year ended December 31, 2005, the statement of operations data set forth below includes the financial results of iptelorg GmbH after the date of acquisition of July 13, 2005.

	Year Ended December 31,
	2007(1)	2006(1)	2005	2004	2003
	(Thousands, except per share data)
Statement of Operations Data:
Revenues	$431,800	$443,346	$346,612	$274,346	$212,480
Income from continuing operations before
provision for income taxes	35,972	48,425	31,493	82,252	36,370
Income from continuing operations	26,891	34,866	20,155	51,819	23,760
Loss from discontinued operations,
net of income taxes	(25,778)	(126,268)	(53,896)	(33,640)	(9,720)
Gain (loss) on sale of discontinued operations,
net of income taxes	(36,449)	177,458	-	-	3,293
Net income (loss)	(35,336)	86,056	(33,741)	18,179	17,333

Earnings per share from continuing operations:
Basic	$0.39	$0.52	$0.31	$0.82	$0.39
Diluted	0.38	0.50	0.30	0.74	0.38

Loss per share from discontinued operations:
Basic	$(0.37)	$(1.88)	$(0.82)	$(0.53)	$(0.16)
Diluted	(0.34)	(1.69)	(0.79)	(0.46)	(0.14)

Earnings per share from gain (loss) on sale of
discontinued operations:
Basic	$(0.52)	$2.64	$-	$-	$0.05
Diluted	(0.47)	2.37	-	-	0.05

Earnings (loss) per share:
Basic	$(0.51)	$1.28	$(0.51)	$0.29	$0.28
Diluted	(0.43)	1.18	(0.50)	0.28	0.28

Statement of Cash Flows Data:
Net cash provided by operating activities	$34,052	$11,332	$66,360	$20,992	$27,673

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Thousands)
Balance Sheet Data (at December 31):
Cash, cash equivalents and investments	$419,472	$424,374	$226,251	$275,990	$334,596
Working capital	302,268	482,384	341,461	327,551	173,403
Total assets	881,890	969,257	825,187	774,983	628,546
Total deferred revenues	175,191	195,830	188,169	136,225	95,818
Long-term liabilities	16,781	132,317	129,213	126,824	130,548
Shareholders' equity	461,187	494,241	353,160	373,753	291,779

(1)

Our results of continuing operations for 2007 and 2006 include approximately $15.7 and $20.6 million of pre-tax equity-based compensation expense (approximately $9.7 and $12.8 million on an after-tax basis) related to continuing operations, respectively, and $1.6 and $9.4 million of after-tax stock-based compensation expense related to discontinued operations, respectively.

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

Overview of our Business and Products

We are a leading global provider of telecommunications network systems and software applications, which we design, develop, manufacture, market, sell and support. Our applications include: (i) high performance, network-centric, mission critical applications for signaling and session control, and (ii) complementary applications that enable service providers to better measure, manage, and monetize the communication services they provide. Our applications enable our customers to optimize their network efficiency and performance and to provide basic and enhanced voice and data services to their subscribers. Our customers include traditional landline telecommunications carriers, mobile communications operators, emerging competitive service providers and cable television service providers that offer communication services.

We derive our revenues primarily from the sale or license of telecommunications network systems and software applications and related professional services (e.g., installation and training) and customer support, including customer post-warranty service contracts such as TekelecCare. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer's credit standing and our history with the customer. As we continue to expand internationally, we expect that our payment terms may lengthen, as a higher percentage of our billing and/or payment terms may be tied to the achievement of milestones, such as shipment, installation and customer acceptance.

Our corporate headquarters are located in Morrisville, North Carolina, with research and development facilities and sales offices located throughout the world. We sell our products and services in three geographic regions: North America, comprised of the United States and Canada; "EAAA," comprised of Europe, the Middle East, Asia Pacific (including India and China), Africa and Australia; and "CALA," comprised of the Caribbean and Latin America, including Mexico.

Operating Segments

As discussed in Note 2 to our accompanying Consolidated Financial Statements, on April 21, 2007 we sold our Switching Solutions Group ("SSG") business, which was previously reported as the SSG operating segment; and on July 6, 2006 we sold our IEX business, which was previously reported as the IEX Contact Center Group operating segment. Accordingly, both SSG and IEX are classified as discontinued operations in our Consolidated Financial Statements, and their results of operations, financial condition and cash flows are separately reported for all periods presented.

After the sale of the SSG business, our organization consisted of two operating groups: the Network Signaling Group ("NSG") and the Communications Software Solutions Group ("CSSG"). As discussed in Note 3 to our accompanying Consolidated Financial Statements, in August 2007 we committed to a realignment plan designed to (i) consolidate our business units, (ii) improve customer focus, (iii) accelerate decisions pertaining to product integration and evolution, and (iv) increase our focus on delivering integrated product solutions. As a result of these organizational changes, we no longer have multiple reportable segments as defined by the criteria of SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" and, therefore, consider ourselves to be in a single reportable segment, specifically the development and sale of signaling telecommunications and related value-added applications and services. Prior period segment information presented below has been adjusted to conform to our current organization.

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

In addition to striving to maintain an effective system of internal control over financial reporting, we also strive to follow the highest ethical and professional standards in measuring and reporting our financial performance. Specifically, we have adopted a code of conduct for all of our employees and directors that requires a high level of professionalism and ethical behavior. We believe that our accounting policies are prudent and provide a clear view of our financial performance. We utilize our internal audit function to help ensure that we follow these accounting policies and to independently test our internal control. Further, our Disclosure Committee, composed primarily of senior financial and legal personnel, helps ensure the completeness and accuracy of the reporting of our financial results and our other disclosures. In performing its duties, the Disclosure Committee consults with and obtains relevant information from operations, customer service and sales personnel, including through an internal certification process that solicits responses from these functional areas. Prior to the release of our financial results, key members of our management review our operating results and significant accounting policies and estimates with our Audit Committee, which consists solely of independent members of our Board of Directors.

Operating Environment and Key Factors Impacting our 2007 Results

Today, the majority of our orders and revenue are derived from our Eagle product line. The Eagle product platform can accommodate (i) TDM (SS7), (ii) SIGTRAN, and (iii) a number of other network applications.

In the last several years, certain alternative technologies, including the IP Multimedia Subsystem architecture ("IMS"), have emerged as architectures well suited for our customers' networks. As a result, we believe our customers will begin to transition from an architecture that utilizes an SS7-based protocol for signaling to a newer signaling protocol, Session Initiation Protocol, or SIP. SIP's advantages include its ability to manage multimedia services (voice, video and data) in an IP network, making them accessible from a wide variety of devices, such as mobile phones, personal computers, ordinary phones and personal digital assistants, or so called "smart phones."

While this trend is global in nature, there remain considerable differences by geography in service provider networks, as well as in the economic opportunities that service providers are attempting to capitalize upon. These differences generally affect the decision as to when and how service providers adopt newer technologies and commence their transition to a converged network. As a result, we expect adoption of, and thus demand for, the networking technologies to vary from market to market, and current state, transitional state and future state networks to overlap for a considerable period of time.

While the transition to IMS may be occurring more slowly than originally anticipated, the shortfall in orders from our IMS-based products has been offset by continued demand for our legacy SS7-based products. Should the transition to IMS accelerate, we believe our products and services may provide our customers with key components to successfully migrate to IMS. Thus, we believe our expertise in network signaling, coupled with our increasing abilities to provide our customers expanded products and services geared for a next-generation network environment, positions us to take advantage of the opportunities presented by the migration to IMS.

In addition to the transition to IMS occurring more slowly than originally anticipated, the consolidation among service providers, as they attempt to take advantage of increased economies of scale or position themselves to offer both wireline and wireless services at reduced costs, significantly impacted our operations during the first half of 2007. Specifically, the uncertainty generated by this consolidation among service providers, particularly in North America, and slower than anticipated adoption of our new transition products, resulted in a shortfall of expected orders from our customers in the first half of 2007. In addition, orders during the first half of 2007 for our performance management and monitoring products were lower than anticipated worldwide due primarily to competitive pressures and delays in expected new product introductions, including the delay of a new release of our Integrated Applications Software ("IAS"), IAS 2.0 until the third quarter of 2007. As the newly merged service providers completed their assessment of their signaling needs, coupled with our introduction of IAS 2.0, we experienced significant sequential orders during the second half of 2007, resulting in record orders for the fourth quarter and the full year.

In addition to the significant improvement in orders during 2007, we had several other significant accomplishments, including the following:

  We simplified and strengthened our organization by evolving from a business unit structure to a single organization focused on portfolio integration and the acceleration of new product delivery.
  We continued to extend our core signaling expertise with the acquisition of Estacado Systems, a software development company whose leadership team was instrumental in the creation of SIP and many of its advanced features. The combination of our in-house expertise as well as the iptelorg and Estacado acquisitions has significantly enhanced our intellectual property associated with SIP in particular. As a result, we are well positioned to transition today's networks to an all SIP environment.
  As a result of our continued investment in R&D, we filed 83 patent applications and were issued 42 patents during 2007. This increased our portfolio to 160 issued patents.
  We expanded our geographic footprint by adding 23 new customers for the year, all outside of North America.
  We continue to see traction on our new products. We received orders for TekMedia from five existing Eagle customers and initiated ten new customer trials with tier-one service providers for TekCore, TekMedia and TekPath, six of those in the last half of the year.

Summary of our Operating Results for 2007 and Certain Key Financial Metrics from Continuing Operations

The following is a brief summary of our performance relative to certain key financial metrics for our continuing operations as of and for the year ended December 31, 2007 compared to the year ended December 31, 2006 (in thousands, except diluted earnings per share and net days sales outstanding or DSO):

	Years Ended December 31,
	2007	2006
Statement of operations and backlog statistics:
Orders	$459,195	$396,079
Backlog (as of December 31)	$416,996	$389,601
Revenues	$431,800	$443,346
Operating income	$25,927	$38,209
Diluted earnings per share	$0.38	$0.50
Cash flows from continuing operations	$52,495	$45,404

Balance sheet statistics:
Cash, cash equivalents and investments	$419,472	$424,374
Accounts receivable, net	$147,092	$133,050
Net days sales outstanding (DSO)	69 days	60 days
Deferred revenue	$175,191	$195,830
Working capital	$302,268	$482,384
Shareholders' equity	$461,187	$494,241

Orders increased by $63.1 million or 16% in 2007 due to strong orders for our Eagle and other signaling products and associated professional and other services which have increased 16% year over year. In addition, we continue to see significant growth internationally, with our CALA and EAAA regions growing by 62% and 11%, respectively. We are targeting international growth as a key component of our overall growth strategy, particularly as the domestic transition to a converged or next generation network continues to be slower than anticipated. We believe that our product offerings provide value to carriers in those regions around the world where the adoption of mobile technologies, number portability and messaging continues to grow.

Backlog increased by $27.4 million, or 7%, primarily as a result of the strong orders, particularly in the fourth quarter of 2007, for the reasons discussed above, partially offset by our continued improvements in policies and processes that allow us to meet customers expectations in a more expeditious manner, thereby allowing the recognition of revenue sooner.

Revenues decreased by 3% in 2007 to $431.8 million primarily due to a decrease in our backlog at the beginning of 2007 relative to the backlog at the beginning of 2006, coupled with the timing of when we receive orders. Specifically, we began 2006 with a backlog of $436.9 million as compared to the beginning backlog in 2007 of $389.6 million. The difference in beginning backlog provided a larger base from which to convert in-process customer arrangements into revenue during 2006 compared to 2007. In addition, while orders grew 16% in 2007, over 40% of these orders were received in the fourth quarter of 2007. Because our orders typically convert to revenue over a six to nine month time frame, we were unable to convert the vast majority of the fourth quarter orders to revenue in 2007. Partially offsetting these decreases was an improvement during 2007 as a result of a revision to our policies and procedures, which allowed us to more quickly meet our customers' expectations and delivery requirements, thereby reducing the time it takes to convert an order to revenue.

Operating income from continuing operations decreased from $38.2 million in 2006 to $25.9 million in 2007. This decrease was primarily due to lower gross margins in 2007 as a result of our expanded international and new customer revenue base, offset in part by lower operating expenses as we continue to focus on cost management.

Diluted earnings per share for 2007 was negatively impacted by declines in gross margins noted previously, partially offset by the reductions in operating expenses noted above.

Cash Flows from Operations for continuing operations increased by 16% in 2007 to $52.5 million from $45.4 million in 2006, due to (i) refunds from/reductions in income taxes during 2007 while in 2006 we had net cash payments of income taxes; (ii) slower growth in accounts receivable, and (iii) timing of cash outflows for prepaid expenses. Offsetting these favorable items were reductions in cash flows from operations primarily related to reductions in deferred revenues.

Cash, Cash Equivalents and Investments decreased during 2007 by $4.9 million, as a result of (i) our repurchase of $50.1 million in common stock in 2007, (ii) property and equipment purchases of $20.2 million and, (iii) negative cash flows associated with our discontinued operations of $21.7 million, partially offset by proceeds from the issuance of common stock under our equity compensation plans of $30.7 million, and operating cash flows of $52.5 million from continuing operations.

Accounts Receivable increased by $14 million to $147.1 million as of December 31, 2007. This increase was primarily attributable to a $28.8 million year-over-year increase in fourth quarter billings resulting from the increase in orders, partially offset by collections of accounts receivable in 2007.

Our Net Days Sales Outstanding, or DSO, has increased from 60 days as of December 31, 2006 to 69 days as of December 31, 2007, primarily due to the higher billings that occurred during 2007. Note that upon the achievement of certain milestones as defined in our customer contracts, we invoice our customers for deliverables according to the terms of the contract, which results in the recognition of a receivable prior to the recognition of revenue. As a result, a corresponding amount of deferred revenue is recorded related to the billing. For purposes of calculating DSO, amounts included in deferred revenue related to accounts receivable are netted against such accounts receivable.

Deferred Revenue decreased by $20.6 million, or 11%, from $195.8 million as of December 31, 2006 to $175.2 million as of December 31, 2007, primarily due to our continued efforts to improve policies and processes in order to recognize revenue in a more expeditious manner.

Working Capital decreased by 37% from $482.4 million as of December 31, 2006 to $302.3 million as of December 31, 2007, primarily due to the reclassification of our Convertible Debt of $125.0 million from long-

term to current liabilities, as the Convertible Debt matures in June 2008, coupled with a $77.4 million decrease in net assets attributable to the sale of SSG.

Shareholders' Equity decreased by 7% in 2007 from $494.2 million as of December 31, 2006 to $461.2 million as of December 31, 2007, primarily due to (i) our repurchase of $50.1 million in common stock in 2007, and (ii) a net loss of $35.3 million, offset by proceeds from the issuance of our common stock under our equity compensation plans of $30.7 million and increases in common stock resulting from stock-based compensation of $18.3 million, including approximately $2.6 million of stock-based compensation expense attributable to discontinued operations.

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

Because a majority of the costs incurred within our customer service organization are fixed and do not necessarily fluctuate directly with revenues recognized, a decline in revenues is likely to result in a decrease in our gross margins. In addition, because a significant portion of our operating expenses, such as research and development expenses, sales and marketing expenses, and general and administrative expenses, are fixed and do not fluctuate proportionally with revenue recognized, the amount of such operating expenses as a percentage of revenues may vary significantly from period to period.

Please refer to Note 1 to the accompanying Consolidated Financial Statements and the section entitled "Critical Accounting Policies and Estimates" in the following pages for a description of our significant accounting policies and our use of estimates.

Revenues

Revenues in 2007 were $431.8 million, compared with $443.3 million and $346.6 million in 2006 and 2005, respectively, representing 25% growth from 2005 to 2007. This growth is principally due to our continued expansion internationally and the strong demand for our signaling products. While we have seen significant growth of revenues from 2005 to 2007, the growth has been uneven, with a decline of 3% in 2007 and an increase of 28% in 2006. The significant increase in 2006 and resulting decline in 2007 was primarily due to a decrease in our backlog at the beginning of 2007 relative to the backlog at the beginning of 2006, coupled with the timing of when we receive orders. Specifically, we began 2006 with a backlog of $436.9 million as compared to the beginning backlog in 2007 of $389.6 million. The difference in beginning backlog provided a larger base from which to convert in-process customer arrangements into revenue during 2006 compared to 2007. In addition, while orders grew 16% in 2007, over 40% of these orders were received in the fourth quarter of 2007. Because our orders typically convert to revenue over a six to nine month time frame, we were unable to convert the vast majority of the fourth quarter orders to revenue in 2007. Partially offsetting this impact was an improvement during 2007 of our policies and procedures, which allowed us to more quickly meet our customers' expectations and delivery requirements, thereby reducing the time it takes to convert an order to revenue.

We believe that our future revenue growth depends in large part upon a number of factors affecting the demand for our products. These factors include:

  the relative saturation of the North American market for SS7-based signaling and session control;
  the rate of adoption for our newer products and the rate at which our customers upgrade their existing networks;
  increased competition from lower cost providers of similar technologies; and
  the consolidation activity within our customer base which may result in a change in our relative market position or overall demand.

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

The following table sets forth revenues from the three geographic regions in which we operate: (i) North America; (ii) Europe, the Middle East, Asia Pacific (including India and China), Africa and Australia ("EAAA"); and (iii) the Caribbean and Latin America, including Mexico ("CALA").

	For the Years Ended December 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
North America	$184,084	$236,806	$237,250	$(52,722)	(22)%	$(444)	(0)%
EAAA	137,174	129,807	72,636	7,367	6%	57,171	79%
CALA	110,542	76,733	36,726	33,809	44%	40,007	109%
Total revenues	$431,800	$443,346	$346,612	$(11,546)	(3)%	$96,734	28%

As the above table indicates, the growth in our revenues from 2005 to 2007 is due to our continued expansion internationally, resulting in our international revenue as a percentage of total revenue growing from 36% in 2005 to 61% in 2007. This growth is driven by the increasing number of subscribers around the world and the demands this growth has placed on network providers. Our sales and marketing efforts in these regions, coupled with several of our historical competitors deciding to reduce or eliminate their signaling product offerings, have resulted in new opportunities to expand our global product footprint. We consider continued global expansion a key component of our growth.

The decline in North American revenues from 2005 to 2007 is due principally to (i) the decrease in the demand for our number portability products in the North American market, as we have significantly penetrated these markets in previous periods, and (ii) the transition from our SS7-based products that command a higher price per link equivalent sold to our SIGTRAN signaling products that allow customers higher link capacity without a corresponding increase in the price per link. The relative decline in North American revenues within 2006 and 2007 was also impacted by the decrease in our backlog at the beginning of 2007 relative to the backlog at the beginning of 2006, coupled with weak orders in the first half of 2007. Accordingly, we experienced only a modest decline of revenues during 2006 and a 22% decline in 2007.

In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our product lines. Revenues from each of our product lines for 2007, 2006 and 2005 are as follows (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2006 to 2005
Product Revenues:
Eagle and other signaling products	$241,324	$253,385	$204,461	$(12,061)	(5)%	$48,924	24%
Number portability products	26,070	27,550	44,192	(1,480)	(5)%	(16,642)	(38)%
Performance management and
monitoring products	36,306	48,235	19,295	(11,929)	(25)%	28,940	150%
Total product revenues	303,700	329,170	267,948	(25,470)	(8)%	61,222	23%
Warranty revenue	71,554	67,499	65,849	4,055	6%	1,650	3%
Professional and other services
revenues	56,546	46,677	12,815	9,869	21%	33,862	264%
Total revenues	$431,800	$443,346	$346,612	$(11,546)	(3)%	$96,734	28%

Product Revenues

Our product revenues have increased by $35.8 million, or 13%, from 2005 to 2007, primarily due to growth (i) in international revenues from our Eagle and other signaling products, and (ii) in revenues from our performance management and monitoring products, partially offset by a decline in revenues from our number portability products within North America for the reasons discussed below. While we have seen significant growth of our product revenues from 2005 to 2007, the growth has been uneven, with a decline of 8% in 2007 and an increase of 23% in 2006. The significant increase in 2006 and resulting decline in 2007 was primarily due to declines in revenues from our Eagle product line as the favorable impact of the difference in opening backlog discussed above was primarily related to this product line.

The decrease in number portability product revenues in both 2007 and 2006 is due to the slowing growth opportunities for these products in the North American market, as we have significantly penetrated these markets in previous periods. We expect that we may see near to mid-term growth from this product line as more countries mandate this feature, particularly in the CALA region.

Performance management and monitoring revenues increased from $19.3 million in 2005 to $36.3 million in 2007, principally due to our continued success in integrating the former Steleus products into our offerings and in selling these solutions to our existing Eagle customer base, particularly internationally. While we have seen significant growth in this product line from 2005 to 2007, we experienced a decrease in revenues of 25% from $48.2 million in 2006 to $36.3 million in 2007 due to a decline in orders in the first half of 2007. The shortfall in orders was due in part to delays in our new product introductions, particularly the delay of releasing IAS 2.0 from early 2007 to the third quarter of 2007. With the release of IAS 2.0 in the third quarter of 2007 and the realignment of the business units discussed previously, we were able to obtain record quarterly orders for this product line in the fourth quarter of 2007. As a result of these favorable 2007 trends, we expect improved performance for this product line in 2008.

Domestically, our product revenues are impacted by a variety of factors, including (i) industry consolidation resulting in delay and/or decline in our customer orders, (ii) the introduction of new technologies, such as SIGTRAN, at significantly lower price per equivalent link than existing technologies, resulting in reductions in our order value, revenues and gross margins, and (iii) the amount of signaling traffic generated on our customers' networks, impacting our volume of orders. We derive the majority of product revenues in North America from wireless operators, and wireless networks generate significantly more signaling traffic than wireline networks. As a result, these networks require significantly more signaling infrastructure. Signaling traffic on our wireless customers' networks may be impacted by several factors, including growth in the number of subscribers, the number of calls made per subscriber, roaming and the use of additional features, such as text messaging.

Internationally, in addition to depending on the factors affecting our domestic sales growth described above, our product revenue growth depends on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor, and our ongoing ability to meet the signaling requirements of the newly acquired customers. As indicated previously, we have experienced significant growth in our international revenues and, as much of this growth is derived from sales of Eagle initial systems, we believe that we are building a base for future revenues from our higher margin extension and number portability products.

Warranty Revenues

Warranty revenues include revenues from our (i) standard warranty coverage, which is typically provided at no charge for the first year but is allocated a portion of the arrangement fee in accordance with SOP 97-2, and (ii) our extended warranty offerings. After the first year warranty, our customers typically prepay warranty services for periods up to a year, which we reflect in deferred revenues. We recognize the revenue associated with our warranty services ratably over the term of the warranty arrangement based on the number of days the contract is outstanding during the period. For 2007 and 2006, warranty revenues increased on a year-over-year basis by 6% and 3%, respectively, due primarily to the increase in our installed base of customers receiving warranty services.

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

Professional and Other Services Revenues

Professional and other services revenues primarily consist of installation services, database migration and training services. Substantially all of our professional service arrangements are billed on a fixed-fee basis. We typically recognize the revenue related to our fixed-fee service arrangements upon completion of the services, as these services are relatively short-term in nature (typically several weeks, or in limited cases, several months). Our professional and other services are typically initiated and provided to the customer within a three to six month period after the shipment of the product, with the timing depending on, among other factors, the customer schedule and site availability. As a result, our professional and other services revenues depend in large part on the timing of shipments and related product revenue recognized in the immediately preceding periods, particularly shipments of Eagle initial systems and shipments to new customers, both of which typically require a higher percentage of services.

During 2007 and 2006, professional and other services revenues increased on a year-over-year basis by $9.9 million, or 21%, and $33.9 million, or 264%, due primarily to our success in obtaining new customers, particularly in international markets. Regardless of the mix of products purchased (for example, initial or extension Eagle systems), new customers require a greater amount of installation, training and other professional services at the initial stages of deployment of our products, as they are not familiar with the operation of our products. As our customers gain more knowledge of our products, the follow-on orders generally do not require the same levels of services and training, as our customers tend to either (i) perform the services themselves, (ii) require limited services, such as installation only, or (iii) require no services, and, in particular, no database migration or training services.

Cost of Sales

In order to provide a better understanding of the year-over-year changes within our cost of sales, the following is a discussion of each of the components that comprise our cost of sales:

Cost of Goods Sold

Cost of goods sold includes (i) materials, labor, and overhead costs incurred internally or paid to contract manufacturers to produce our products, (ii) personnel and other costs incurred to install our products, and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for 2007, 2006 and 2005 were as follows (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
Cost of goods sold	$176,323	$174,432	$122,438	$1,891	1%	$51,994	42%
Revenues	431,800	443,346	346,612	(11,546)	(3)%	96,734	28%
Cost of goods sold as a percentage
of revenues	41%	39%	35%

Cost of goods sold in dollars and as a percentage of revenues increased in both 2006 and 2007. The increase in 2007 as compared to 2006 is due primarily to (i) a continuing shift in our revenue mix from our higher margin product revenues to our lower margin professional and other services revenues that occurred as a result of the growth of international and new customers discussed above, and (ii) the growth of new customers internationally, which involve competitive bids of our lower margin initial systems versus our higher margin extension revenues. In addition, costs to deliver internationally are higher as a result of longer installation times, higher costs for shipping and importing, and increased travel for our customer service teams.

In 2006, the increase in cost of goods sold in dollars and as a percentage of revenues were primarily due to: (i) a proportionate increase in cost of goods resulting from the year-over-year increase in revenues of 28%, and (ii) increased costs associated with our customer service and sales order management organizations. Costs increased within our customer service and sales order management organizations primarily due to (i) $2.5 million of stock-based compensation expense recorded in connection with the adoption of Statement of Financial Accounting Standards No. 123-revised 2004, "Share-Based Payment" ("SFAS 123R") during the year ended December 31, 2006, and (ii) an increase in the number of customer services and sales order management personnel and outside installation vendor costs. We increased our customer service and sales order management organizations and increased related outside vendor costs primarily as a result of the growth in our order fulfillment activities, installation services and warranty related services, each of which may precede the recognition of revenue associated with these activities under the residual method of accounting.

As we continue to expand our international presence, our cost of goods sold as a percentage of revenues may be negatively impacted as the result of our decision to develop new sales channels and customer relationships in these new markets, and also due to price competition. Sales of Eagle initial systems typically carry lower margins. Specifically, many of our recent orders in our EAAA region have represented orders of Eagle initial systems from new customers at lower margins than our existing installed base. As these orders convert to revenue, our margins may decline if not offset by new orders of our higher margin extensions. In addition, changes in the following factors may also affect margins: product mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal and outsourced manufacturing capabilities and efficiencies; foreign currency fluctuations; pricing pressure as we expand internationally; and general economic conditions.

Amortization of Purchased Technology

Amortization of purchased technology for 2007, 2006 and 2005 was as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Amortization of purchased technology related to:
iptelorg	$424	$419	$192
Steleus	1,930	1,930	1,930
Total	$2,354	$2,349	$2,122

The increase in amortization of purchased technology in 2006 compared to 2005 was due to recognizing a full year's amortization in 2006 for our acquisition of iptelorg in July 2005.

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Research and Development

Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs, and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for 2007, 2006 and 2005 (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
Research and development	$92,223	$78,450	$61,748	$13,773	18%	$16,702	27%
Percentage of revenues	21%	18%	18%

The following is a summary of the year-over-year changes in our research and development expenses during 2007 and 2006 (in thousands):

	Year-Over-Year Change
	2006 to 2007	2005 to 2006
Cost component:
Salaries and benefits and incentive compensation	$4,278	$5,299
Stock-based compensation	(2,123)	4,969
Consulting and professional services	6,128	6,560
Facilities and depreciation	5,970	2,770
Other	(480)	(2,896)
Total	$13,773	$16,702

We have made and intend to continue to make substantial investments in product and technology development, and we believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness. In particular, the increase in our research and our outsourced development spending was primarily due to (i) investments in developing transitional products that allow our customers to address network interoperability and protocol mediation issues and in migrating to next generation networks, and (ii) our success in winning twenty-three new international customers which has required increased investment in ITU feature development.

Our increased investment from 2005 to 2007 was principally within our employee related expenses (salaries, benefits and incentive compensation) and outsourced research and development efforts (i.e. consulting and professional services). Similar to our increased investment in employee and related expenses, the increases in facilities and depreciation costs are due to the expansion of space within our corporate headquarters dedicated to research and development activities, along with additional depreciation related to equipment acquired for use in research and development during 2006 and 2007.

Partially offsetting these increased investments in research and development, was a decrease in stock-based compensation from 2006 to 2007 as a result of fewer equity grants after the adoption of SFAS 123R, while in 2006 the increase as compared to 2005 was attributable to our adoption of SFAS 123R on January 1, 2006.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including: (i) salaries, commissions and related costs; (ii) outside contract personnel; (iii) facilities costs; and (iv) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for 2007, 2006 and 2005 (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
Sales and marketing	$72,559	$75,964	$64,766	$(3,405)	(4)%	$11,198	17%
Percentage of revenues	17%	17%	19%

The following is a summary of the year-over-year changes in our sales and marketing expenses during 2007 and 2006 (in thousands):

	Year-Over-Year Change
	2006 to 2007	2005 to 2006
Cost component:
Salaries and benefits and incentive compensation	$1,136	$1,848
Stock-based compensation	(1,777)	5,147
Sales commissions	1,033	2,901
Marketing and advertising	(3,298)	908
Other	(499)	394
Total	$(3,405)	$11,198

The decrease in sales and marketing expenses in 2007 as compared to 2006 was primarily attributable to reductions in our marketing and advertising activities as we sought to leverage our direct sales force and better focus our other marketing activities. This strategy has allowed us to keep our sales and marketing expenses in line as a percentage of revenue and invest more in research and development as discussed above. Also contributing to the decrease is the reduction of stock-based compensation related to fewer equity grants after the adoption of SFAS 123R. Offsetting these 2007 expense reductions was an increase in sales commissions, primarily as a result of incentives introduced in 2006 and early 2007 when we re-aligned our sales compensation strategy to reduce the time it takes to convert an order to revenue.

The increases in sales and marketing for 2006 as compared to 2005 were primarily due to (i) our adoption of SFAS 123R on January 1, 2006, and (ii) the increase in orders and revenues during 2006, resulting in an increase in salaries and benefits, along with commissions.

The size of our sales and marketing workforce and related expenses varies to a greater degree in response to the growth in our orders and backlog than to the growth in revenues. We intend to continue to focus on improving the efficiency of our operations by examining the way in which we operate in order to identify opportunities for cost reductions.

General and Administrative Expenses

General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, business development, finance, information technology and human resources personnel) and consist of: (i) salaries and related compensation costs; (ii) consulting and other professional services (e.g., litigation and other outside legal counsel fees, audit fees and costs associated with compliance with the Sarbanes-Oxley Act of 2002); (iii) facilities and insurance costs; and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for 2007, 2006 and 2005 (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007		2005 to 2006
General and administrative	$55,121	$67,473	$53,657	$(12,352)	(18)%	$13,816	26%
Percentage of revenues	13%	15%	15%

The following is a summary of the year-over-year changes in our general and administrative expenses during 2007 and 2006 (in thousands):

	Year-Over-Year Change
	2006 to 2007	2005 to 2006
Cost component:
Salaries and benefits and incentive compensation	$(2,471)	$5,374
Stock-based compensation	(374)	5,651
Consulting and professional services	(1,231)	1,008
Restatement-related costs	-	(3,318)
Travel	(529)	(396)
Facilities	(4,218)	322
Recruitment	(339)	944
Bad debt expense	(2,189)	1,950
Other	(1,001)	2,281
Total	$(12,352)	$13,816

General and administrative expenses were lower in 2007 as compared to 2006 primarily as a result of our cost control initiatives, including the consolidation of our business units. Accordingly, we were able to reduce management overhead within the administrative organization, resulting in decreases in salaries and benefits and incentive compensation. Further, as a result of our cost control initiatives, we were able to reduce personnel-related expenditures such as facilities, travel, recruitment and other expense. Specifically, our facility usage for general and administrative groups decreased as we dedicated additional space for research and development activities. Finally, bad debt expense decreased year over year due to an improvement in the aging of our accounts receivable.

Also included in general and administrative expenses in 2007 were approximately $1.9 million of one-time expense reductions related to (i) reimbursement of $0.9 million of legal fees incurred during 2006 in connection with a dispute over a previously leased facility (included in "consulting and professional services" in the above table), (ii) reimbursement of $0.5 million of certain taxes previously recorded in 2006 (included in "other" in the above table), and (iii) certain other one-time cost reductions estimated at $0.5 million (included in "facilities and depreciation" in the above table).

A significant portion of the increase in general and administrative expenses in 2006 was attributable to our adoption of SFAS 123R on January 1, 2006. In addition, in order to support the growth of our operations, both domestically and internationally, we increased (i) the headcount within our general and administrative organization, resulting in an increase in salaries and benefits, incentive compensation, recruitment and facilities-related expenses, and (ii) our professional services and consulting fees. Also contributing to the increase in general and administrative expense during 2006 is an increase in bad debt expense of $1.9 million, which occurred primarily due to the growth in orders and revenues.

Partially offsetting the above increases in general and administrative expenses was a reduction in restatement related costs. In 2005, we incurred approximately $3.5 million in costs compared to only approximately $0.2 million in 2006, resulting in a year over year decline of $3.3 million.

Acquired In-Process Research and Development

During 2007, 2006 and 2005 we made selective strategic acquisitions of entities and technologies in order to enhance and expand our product offerings. At the time of each acquisition, certain technology, products and functionality were under development that had not yet reached technological feasibility and had no alternative future use. Accordingly, such technology, products and functionality were considered by us to be in-process research and development ("IPR&D") and the fair value of these items was expensed at the acquisition date.

During 2007 we purchased rights to certain SIP technologies owned by a third party vendor. We believe this technology will enhance our SIP products, including our SIP server applications, currently under development. As this technology has no alternative use, we have reflected a charge of $0.4 million as acquired in-process research and development expense in 2007.

In December 2006, we entered into a worldwide license to the source code of and intellectual property rights to certain technologies owned by a third-party provider.  We believe this technology will form the core software platform for our TekSCIM product family.  We believe this technology provides key capabilities which will provide our customers with a smooth evolution from SS7 to SIP-based signaling and next-generation high performance network applications once we complete development of the product offerings based on this technology.  The license fee for this technology was $2.1 million.  Because the technology obtained in this license had no alternative use, we have reflected a charge of $2.1 million as acquired in-process research and development expense during 2006.  We expect the first major release of our service mediation product family to be generally available to our customers in the second half of 2008, and estimate that we have incurred $4.5 million in 2007 and will incur an additional $2.8 million in development expense associated with completing the development of this product family.

Acquired in-process research and development expense of $1.2 million in 2005 related to our acquisition of iptelorg in July 2005.

For a more detailed discussion of these acquisitions and related valuation assumptions, please refer to Note 2 to our Consolidated Financial Statements.

Restructuring Charges

2007 Restructuring and Realignment Activities

In 2007, we undertook several actions in conjunction with our sale of SSG and the subsequent realignment of our organizational structure from our previous business unit structure to a functional structure. This re-alignment is intended to (i) improve customer focus, (ii) accelerate decisions pertaining to product integration and evolution, and (iii) increase our focus on delivering integrated product solutions.

We recorded pre-tax charges in continuing operations during 2007 of approximately $6.6 million as a result of these actions, consisting of approximately $6.2 million in employee severance and benefits costs associated with the termination of approximately 58 domestic and international employees (including five senior employees) and other costs of $0.4 million associated with the relocation of certain functions previously located in our former SSG facilities. We expect to realize between $8.0 million and $10.0 million in annual savings as a result of our 2007 restructuring activities.

2006 Restructuring

In 2006, we committed to a restructuring plan as part of our ongoing efforts to align our cost structure with our business opportunities in certain operating groups. This restructuring plan involved the termination of 27 employees, along with the resignation of our California-based Senior Vice President, Corporate Affairs and General Counsel who resigned effective December 31, 2006 as a result of the relocation of our corporate headquarters to North Carolina from California. We recorded pre-tax restructuring charges in 2006 of approximately $2.9 million related to employee severance arrangements entered into in connection with the 2006

Restructuring and the resignation of our Senior Vice President, Corporate Affairs and General Counsel. All of such severance payments have been paid.

Corporate Headquarters Relocation

In April 2005, we announced the relocation of our corporate headquarters from Calabasas, California to our facilities in Morrisville, North Carolina. The relocation provided us a significant opportunity to improve our operations by integrating our finance, accounting, corporate and information technology functions into the business units they support. In October 2005, we entered into an employment severance agreement with our former CEO in connection with his resignation as an executive officer and employee effective January 1, 2006. In connection with this agreement, we incurred approximately $1.6 million in severance costs that were paid in 2006 in scheduled monthly installments. The termination costs included retention bonuses, severance pay and benefit costs extended through the required service period and for up to one year after termination. Other costs related to the management of the relocation projects and the costs to relocate equipment were expensed as incurred. We recorded pre-tax restructuring charges in 2005 of approximately $6.7 million related to our 2005 and prior restructuring initiatives. All amounts due as a result of this action have been paid.

The following table summarizes the restructuring and related expenses incurred in connection with the restructurings discussed above and the remaining obligations as of and for the years ended December 31, 2007 and 2006 (in thousands):

	Severance
	Costs and	Employee	Facility
	Related	Relocation	Exit
	Benefits	Costs	Costs	Other	Total
Restructuring obligations, January 1, 2006	$3,023	$155	$100	$-	$3,278
Restructuring and related expenses
recognized in 2006
Corporate headquarters	(127)	-	(100)	41	(186)
2006 Restructuring	3,039	-	-	-	3,039
Total restructuring and related expenses	2,912	-	(100)	41	2,853
Cash payments	(3,339)	(155)		(41)	(3,535)
Restructuring obligations, December 31, 2006	2,596	-	-	-	2,596
Restructuring and related expenses
recognized in 2007
2007 Restructuring	6,216	-	-	409	6,625
Total restructuring and related expenses	6,216	-	-	409	6,625
Cash payments	(5,190)	-	-	-	(5,190)
Restructuring obligations, December 31, 2007	$3,622	$-	$-	$409	$4,031

We expect to pay or settle all restructuring liabilities in 2008. For a more detailed discussion of these restructuring activities, please refer to Note 3 to our Consolidated Financial Statements.

Amortization of Intangible Assets

As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	For the Years Ended December 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007	2005 to 2006
Steleus	$167	$1,403	$1,872	$(1,236)	$(469)
iptelorg	82	113	64	(31)	49
	$249	$1,516	$1,936	$(1,267)	$(420)

The decrease in amortization of intangible assets in 2007 as compared with 2006 was due primarily to certain intangibles relating to Steleus becoming fully amortized in 2006. The decrease was partially offset by additional amortization of intangibles in 2006 related to our acquisitions of iptelorg in July 2005.

Other Income and Expense, Net

For 2007, 2006 and 2005, other income and expenses were as follows (in thousands):

	For the Years Ended December 31,			Year-Over-Year Change
	2007	2006	2005	2006 to 2007	2005 to 2006
Interest income	$17,446	$10,936	$6,157	$6,510	$4,779
Interest expense	(3,591)	(3,813)	(4,069)	222	256
Gain on sale of investment
in privately held company	224	1,794	-	(1,570)	1,794
Gain on warrants in privately
held company	-	1,275	-	(1,275)	1,275
Loss on sale of investments	-	-	(1,346)	-	1,346
Other, net	(4,034)	24	(1,237)	(4,058)	1,261
Total	$10,045	$10,216	$(495)	$(171)	$10,711

Interest Income and Expense. Interest income increased in 2007 and 2006 due primarily to higher average cash and short-term investment balances as a result of investing the proceeds from the sale of IEX in July of 2006. Also impacting interest income in both 2006 and 2007 were higher rates of return within our portfolio driven by increases in interest rates.

Gain on Sale of Investment in Privately Held Company. In August 2004, following the acquisition of Telica by Lucent Technologies Inc. ("Lucent"), we received freely tradable common stock of Lucent in exchange for our investment in Telica. In the first quarter of 2006, we received an additional 642,610 shares of Lucent stock that were released from escrow, resulting in an additional gain of approximately $1.8 million upon distribution of these shares. In connection with the merger of Lucent and Alcatel in the fourth quarter of 2006, these shares were converted into 125,437 shares of Alcatel-Lucent.

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

Other Income (Expense). The increase in other expense in 2007 as compared to 2006 was due primarily to foreign currency exchange losses resulting from the remeasurement of monetary assets and liabilities of our foreign subsidiaries, particularly our Brazilian and European subsidiaries as the local currencies strengthened against the U.S. dollar. These currency movements unfavorably impacted the remeasurement of our subsidiaries resulting in an increase in non-cash foreign currency losses for 2007 compared to 2006. The decrease from 2005 to 2006 in other expense is due to improved hedging of transactions in foreign currencies coupled with more favorable remeasurement of our international subsidiaries in 2006 as a result of foreign currency fluctuation.

As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. dollar, and will therefore be exposed to greater risk related to foreign currency fluctuation. We continue to explore ways to minimize our exposure in this area.

Provision for Income Taxes

During 2007, 2006 and 2005, we recognized income tax expense related to continuing operations of $9.1 million, $13.6 million and $11.3 million, respectively. Provisions for income taxes as a percentage of income from continuing operations (the "effective tax rate") were 25%, 28%, and 36% for 2007, 2006 and 2005, respectively. The effective tax rate differs from the statutory rate of 35% primarily due to a significant portion of our pretax income being derived from tax-exempt interest generated from our investment portfolio. Please refer to Note 7 to our Consolidated Financial Statements for a more detailed reconciliation of the federal statutory rate to our effective tax rate for 2007, 2006 and 2005.

Primarily as the result of the disposition of our former SSG business unit in early 2007, a significant number of employee stock options expired unexercised during 2007, resulting in the exhaustion of our "pool of windfall tax benefits" as of December 31, 2007 under SFAS 123R "Share-Based Payment". As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under SFAS 123R will negatively impact our future effective tax rate and increase its volatility.

We are subject to the periodic examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our operating results and financial condition. Our U.S. Federal income tax returns for 2003 to 2006 have been selected for audit by the IRS. While we believe that we have made adequate provisions related to the audits of these tax returns, the final determination of our obligations may exceed the amounts provided for by us in the accompanying Consolidated Financial Statements. Specifically, we may receive assessments related to the audits and/or reviews of our U.S. income tax returns that exceed amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessments, our business, financial condition or results of operations could be adversely affected. Further, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses and net income in the period or periods for which that determination is made.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). Upon the adoption of FIN 48, we recorded a $3.0 million adjustment to the balance of retained earnings as of January 1, 2007. As of January 1, 2007 and December 31, 2007, the total amount of unrecognized income tax benefits was $12.1 million and $15.9 million (including interest and penalties), respectively. A change in estimate relating to any of these unrecognized tax benefits could have a material impact on our effective tax rate.

Discontinued Operations

As more fully described in Note 2 to the accompanying Consolidated Financial Statements, on March 20, 2007, we entered into an agreement to sell SSG to GENBAND Inc. ("Genband"), for approximately $1.0 million in cash and a 19.99% interest in Genband's outstanding vested voting equity, after giving effect to the issuance. Our SSG business consisted primarily of (i) Taqua, Inc., our then wholly owned subsidiary, (ii) Santera Systems LLC, our then wholly owned subsidiary, and (iii) certain assets of the SSG business then owned directly by Tekelec as a result of the 2006 merger of our former subsidiary, VocalData, Inc., into Tekelec. The closing of the sale occurred on April 21, 2007 (the "Closing"). In connection with this transaction we recorded a pre-tax loss on sale of $60.7 million (which included $3.2 million of professional fees) and a restructuring charge of $21.2 million. The results of SSG's operations were previously reported as the Switching Solutions Group reporting segment.

SSG is classified as discontinued operations in our Consolidated Financial Statements, and its results of operations, financial condition and cash flows are separately reported for all periods presented. Summarized financial information for SSG is as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Revenues	$27,682	$110,301	$139,893
Loss from discontinued operations
before provision for income taxes	$(42,148)	$(173,519)	$(93,361)
Benefit from income taxes	(16,370)	(35,500)	(18,090)
Loss before minority interest, net of income taxes	(25,778)	(138,019)	(75,271)
Minority interest	-	-	10,248
Loss on sale of discontinued operations, net of taxes	(36,449)	-	-
Loss from discontinued operations, net of taxes	$(62,227)	$(138,019)	$(65,023)

As more fully described in Note 2 to the accompanying Consolidated Financial Statements, on April 27, 2006, we entered into a Stock Purchase Agreement pursuant to which we agreed to sell to NICE-Systems Ltd. (or its subsidiary) all of the outstanding shares of capital stock of IEX Corporation (the "IEX Shares"), our then wholly owned subsidiary ("IEX"). The sale price for the IEX Shares was approximately $201.5 million in cash, which included a $1.5 million post-closing adjustment based on the working capital of IEX as of the closing date. The closing of the sale of the IEX Shares occurred on July 6, 2006, resulting in total proceeds of $201.5 million and a pre-tax gain of approximately $200.1 million ($177.5 million after tax) in the year ended December 31, 2006. Prior to our decision to sell IEX, the results of IEX's operations were reported as the IEX Contact Center Group operating segment.

IEX is classified as discontinued operations in our Consolidated Financial Statements, and its results of operations, financial condition and cash flows are separately reported for all periods presented. Summarized financial information for IEX is as follows (in thousands):

	For the Years ended
	December 31,
	2006	2005

Revenues	$36,113	$50,404
Income from discontinued operations before provision of income taxes	$18,442	$17,746
Provision for income taxes	6,691	6,619
Income from discontinued operations, net of income taxes	11,751	11,127
Gain on sale of discontinued operations, net of taxes	177,458	-
Income from discontinued operations, net of taxes	$189,209	$11,127

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital decreased to $302.3 million as of December 31, 2007 from $482.4 million as of December 31, 2006, primarily due to the reclassification of our Convertible Debt of $125.0 million from long-term to current liabilities, as the Convertible Debt matures in June 2008, coupled with a $77.4 million decrease attributable to the sale of SSG. With a strong working capital position, we believe that we have the flexibility to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, and accounts receivable, reduced by convertible debt, trade accounts payable, accrued expenses, accrued compensation and related expenses and current portion of deferred revenues. We continued to generate positive cash flows from operations in 2006 and 2007. Our cash, cash equivalents and short-term investments were $419.5 million and $424.4 million at December 31, 2007 and 2006, respectively. In addition, as of December 31, 2007, we had a $30.0 million line of credit collateralized by a pledged investment account held with an intermediary financial institution. As of December 31, 2007, there were no outstanding borrowings under this facility; however, $1.9 million of this facility was used to secure letters of credit at December 31, 2007.

As of December 31, 2007, substantially all of our short-term investments had investment grade ratings. Our current portfolio of short-term investments consists primarily of municipal securities.  These municipal securities come in many forms, including auction rate securities, variable rate demand notes, and fixed rate bonds.  All of our auction rate securities are AAA rated by one or more of the major credit rating agencies. Further, all of these securities are collateralized by student loans, with approximately 92% of such collateral in the aggregate being guaranteed by the U.S. government under the Federal Family Education Loan Program.

We have recently experienced several failed auctions for the portion of our auction rate securities portfolio that has gone to auction, resulting in our inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate.

While we will continue to monitor and analyze our auction rate securities investments, we currently believe the carrying value approximates their fair value. In the event that the credit crisis within the credit markets continues to worsen, we may not be able to recover the full value of our investments in these instruments.  Based on the current lack of liquidity related to these investments, we may reclassify $127.4 million of our short-term investments from current assets to long-term assets in the first quarter of 2008.  In such case, our working capital would decline by $127.4 million in the first quarter of 2008.  While we currently believe that our remaining working capital of approximately $175.0 million is adequate to fund our current operations even if we lose access for extended periods of time to the entire amount invested in auction rate securities, should our operations require additional working capital in the future, this lack of liquidity could harm our business and have a material adverse effect on our operating results and financial condition.

Further, we believe that we have the ability to hold our investments for a period of time that will be sufficient for anticipated recovery in market value and, accordingly, we currently expect to receive the full principal or recover our cost basis on our securities portfolio. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the entity in which the investment is made, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

We believe our current working capital, including the above-mentioned anticipated reduction in working capital during the first quarter of 2008, and anticipated cash flows from continuing operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Our liquidity could be negatively impacted by a decrease in revenues resulting from a decline in demand for our products or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

As discussed in Item 5 of this Form 10-K, we initiated and completed a stock buy back program in the second half of 2007. We repurchased a total of approximately 4.1 million shares for approximately $50.1 million. This repurchase program was funded from working capital. We did not repurchase any of our common stock during 2006 or 2005.

We currently have $125.0 million outstanding of 2.25% Senior Subordinated Convertible Notes due June 2008 (the "Notes") which were issued under an Indenture dated as of June 17, 2003 (the "Indenture") between Deutsche Bank Trust Company Americas (the "Trustee") and us. There are no financial covenants related to the Notes, no restrictions on the paying of dividends and no restrictions concerning additional indebtedness.

Contractual Obligations

As of December 31, 2007, our future fixed commitments for cash payments are as follows (in thousands):

			2009 to	2011 to	2013 and
	Total	2008	2010	2012	Beyond
Short-term convertible debt	$125,000	$125,000	$-	$-	$-
Interest due on long-term convertible debt	1,406	1,406	-	-	-
Operating lease obligations	37,842	6,977	13,180	12,811	4,874
Current liabilities on the balance sheet(1)	112,648	112,648	-	-	-
Purchase obligations(2)	5,503	5,503	-	-	-
Total	$282,399	$251,534	$13,180	$12,811	$4,874

(1)

Current liabilities in the above table represent current liabilities as presented in the consolidated balance sheet, reduced by the current portion of deferred revenues as deferred revenues will not be settled using cash payments, but rather with the provision of goods and services.

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

In accordance with FIN 48, as of December 31, 2007, we have recorded $15.9 million of unrecognized tax benefits in our Consolidated Financial Statements. We cannot reasonably estimate the period of cash settlement of the respective unrecognized tax benefits and, therefore, have excluded them from the above table of future fixed commitments for cash payments.

We lease a number of facilities throughout the United States and internationally under operating leases that range from two months to ten years. We believe that our existing facilities will be adequate to meet our needs at least through 2008, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

Cash Flows

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from continuing operations. In 2007 and 2006, we sold our SSG and IEX business units, respectively. These business units are classified as discontinued operations in our Consolidated Financial Statements. Cash flows from discontinued operations are presented separately within each of the three cash flow categories. The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities related to continuing operations.

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations was $52.5 million, $45.4 million and $51.1 million for 2007, 2006 and 2005, respectively. Cash provided by operating activities increased on a year-over-year basis during 2007 due to (i) cash received for income taxes in 2007 while in 2006 we had a net cash outflow related to taxes, (ii) slower growth in accounts receivable, and (iii) timing of cash outflows for prepaid expenses. Offsetting these favorable items were reductions in cash flows from operations primarily related to reductions in deferred revenues.

Cash provided by operating activities decreased on a year-over-year basis during 2006 primarily as a result of increases in accounts receivable and tax payments, along with a reduction in deferred revenues. Offsetting these operating cash flows in 2006 was a reduction in cash outflow related to accounts payable and accrued liabilities as a result of improved cash management of our payables process.

We currently anticipate that we will continue to operate a cash-positive business. Our ability to meet these expectations depends on our ability to achieve positive earnings. Our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to technological changes and increasing competition, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities of continuing operations was $42.5 million, ($225.4) million and ($22.1) million in 2007, 2006 and 2005, respectively. Our investment activities primarily relate to (i) transactions within our investments, (ii) strategic acquisitions, and (iii) purchases of property and equipment. In 2007, our cash provided by investing activities of continuing operations included $65.1 million of net cash inflows from sales of available-for-sale securities from our short-term investment portfolio. For 2006, our cash outflows related to the investment portfolio were $202.2 million as we invested the proceeds from the sale of IEX, while in 2005 our cash provided by investing activities included $46.8 million of net cash inflows associated with sales of available-for-sale securities from our short-term investment portfolio.

Acquisition-related cash outflows were $2.5 million in 2007 and were related to payment for certain signaling technologies acquired from third parties. Acquisition-related cash outflows in 2005 were $47.7 million in 2005, relating to the cash consideration components of our acquisitions of iptelorg and certain deferred tax assets acquired with the SSG business that were retained after the disposition of that business. Please refer to Note 2 to our Consolidated Financial Statements for a further discussion of these acquisitions.

Our investment in new property and equipment amounted to $20.2 million, $24.6 million and $20.1 million during 2007, 2006 and 2005, respectively. Capital expenditures increased during 2006 primarily due to the continued growth of our global operations. We intend to continue to closely monitor our capital expenditures, while making strategic investments to develop our existing products and replace certain older computer and information technology infrastructure to meet the needs of our business and workforce. We expect our total capital expenditures to be between $18.0 million and $22.0 million for 2008.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was ($15.5) million, $19.1 million and $9.7 million for 2007, 2006 and 2005, respectively. In 2007, our financing activities included a $50.0 million repurchase of our common stock under a previously announced repurchase program and the related $0.1 million in brokerage fees, partially offset by net proceeds of $30.7 million from the issuance of our common stock pursuant to the exercise of employee stock options and our employee stock purchase plan. For 2006 and 2005, our financing activities consisted primarily of net proceeds of $17.5 million and $10.4 million, respectively, from the issuance of our common stock pursuant to the exercise of employee stock options and our employee stock purchase plan.

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

We monitor our exposure to foreign currency fluctuations on a monthly basis. We enter into multiple forward contracts throughout a given month to match and mitigate our changing exposure to foreign currency fluctuations. Our exposure to foreign currency fluctuations is principally due to receivables generated from sales denominated in foreign currencies. Our exposure fluctuates as we generate new sales in foreign currencies and as existing receivables related to sales in foreign currencies are collected. Our foreign currency forward contracts generally will have terms of one month or less and are typically structured to expire on the last fiscal day of any given month. To the extent necessary to continue to mitigate our risk, on the last fiscal day of any given month we enter into new foreign currency forward contracts. As of December 31, 2007, we had four foreign currency contracts outstanding, as follows:

				Fair
	Contract Amount		Contract	Value
	(Local Currency)		Amount	(US$)
Australian dollars ("AUD") (contracts to pay AUD/receive US$)	(AUD)	1,300,000	$1,139,840	$-
Euros ("EUR") (contracts to pay EUR/receive US$)	(EUR)	22,900,000	$33,649,260	$-
Brazilian reais ("BRL") (contracts to pay BRL/receive US$)	(BRL)	10,000,000	$5,595,971	$-
Canadian dollars ("CAD") (contracts to pay CAD/receive US$)	(CAD)	1,400,000	$1,428,207	$-

We entered into these contracts during the last days of our fiscal year and as such, the fair value of these contracts individually and in the aggregate was not significant as of December 31, 2007. For the years ending December 31, 2007, 2006 and 2005, our gain or (loss) from foreign currency forward contracts was ($4.5) million, ($3.9) million, and $2.5 million, respectively, which was generally offset by the remeasurement gain or loss on the underlying receivables. Please refer to Note 1 and Note 6 to our Consolidated Financial Statements for additional information relating to our derivatives and hedging activities.

We maintain an investment portfolio of various holdings, types, and maturities. These holdings are traded in active markets and as such have readily determinable fair values. Our portfolio consists primarily of municipal securities including certain auction rate securities previously discussed, as well as other state and local government backed or issued securities. We do not hold any mortgage-backed assets in our portfolio. These securities are generally classified as available-for-sale and consequently are recorded in our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Please refer to Note 6 to our Consolidated Financial Statements for additional information on our investments, the section above "Liquidity and Capital Resources" for a detailed discussion related to the risks associated with these investments, particularly those of auction rate securities and the risk factor entitled "We are exposed to the credit and liquidity risk related to certain of our short-term investments, which if the current liquidity issues in the market continue, could result in a lack of liquidity of these investments and material losses" for detailed discussion related to the current liquidity issues related to our investments in auction rate securities.

Fixed income securities are subject to interest rate risk. At any time, a significant rise or decrease in interest rates could have a material adverse effect on the fair value of our investment portfolio as the fixed income securities we hold are subject to interest rate risk. If market rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2007, then the fair value of our investments would decline by approximately $0.1 million. Our portfolio is diversified and consists primarily of investment grade securities to minimize credit risk.

We have invested in privately held companies, some of which are in startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. These investments are primarily carried at cost and periodically evaluated for impairment. While we have determined that it is impractical to ascertain the fair value of our investments in privately held companies, we believe that the fair value of these investments is equal to or exceeds the carrying value as of December 31, 2007. Quoted market prices for our investments in privately held companies are not available. No impairment charges were recognized related to these investments during the years ended December 31, 2007, 2006 or 2005.

There have been no significant borrowings under our variable rate credit facility. All of our outstanding short-term debt is fixed rate and not subject to interest rate fluctuations. The fair value of our short-term debt will increase or decrease as interest rates decrease or increase, respectively. Based on the quoted market price of our convertible subordinated notes, the fair value of the convertible subordinated notes was approximately $123.0 million as of December 31, 2007.

With respect to trade receivables, we sell network signaling and communications software solutions worldwide primarily to telephone operating companies, equipment manufacturers and corporations that use our systems to design, install, maintain, test and operate communications equipment and networks. Credit is extended based on an evaluation of each customer's financial condition, and generally collateral is not required. Generally, payment terms stipulate payment within 90 to 120 days of shipment or other milestone events and currently, we do not engage in leasing or other customer financing arrangements. Many of our international sales are secured with export accounts receivable insurance or letters of credit. Although we have processes in place to monitor and mitigate credit risk, there can be no assurance that such programs will be effective in eliminating such risk.

Our exposure to credit risk may increase as a result of weakening economic conditions, in particular in connection with the current turmoil in the U.S. sub-prime mortgage market. Such weakening economic conditions may adversely affect service providers as the end user demand for their services falls and/or they are experiencing difficulties in obtaining financing. We believe that our market segment is reasonably insulated from the sub-prime mortgage and housing market crisis, as the majority of our revenues are derived from wireless service provides whose customer base we believe is sufficiently diversified with respect to creditworthiness. Also, our international diversification provides for revenues and orders from economies not directly impacted by the U.S. sub-prime crises. Finally, we believe that our strong financial position provides us additional insulation from this crisis. Credit losses for customers we deem to pose substantial collection risks have been provided for in the financial statements. Historically, credit losses have been within management's expectations. Future losses, if incurred, could harm our business and have a material adverse effect on our financial position, results of operations or cash flows.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of December 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of December 31, 2007, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2008 and 2017. Rent expense under operating leases for 2007, 2006 and 2005 was $6.7 million, $7.3 million and $7.9 million, respectively. Future minimum lease payments under our operating leases as of December 31, 2007 are detailed previously in "Liquidity and Capital Resources" in the section entitled "Contractual Obligations."

Seasonality

Our first quarter revenues and orders have historically been lower than the revenues and orders in the immediately preceding fourth quarter because (i) many of our customers utilize a significant portion of their capital budgets at the end of their fiscal year, (ii) the majority of our customers begin a new fiscal year on January 1, and (iii) capital expenditures tend to be lower in an organization's first quarter than in its fourth quarter. We anticipate that this seasonality will continue. The seasonality between the fourth quarter and the first quarter may be impacted by a variety of factors, including changes in the global economy and other factors. Please refer to the section entitled "Risk Factors" in Item 1A.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The application of GAAP requires us to make certain estimates, judgments and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that these estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent that there are material differences between these estimates and actual results, our financial statements will be affected.

The accounting policies that utilize our more significant estimates and require our most difficult, subjective and complex judgments, and which we believe are the most critical in understanding and evaluating our reported financial condition and results of operations include the following:

  Revenue recognition
  Provision for doubtful accounts
  Provision for inventory obsolescence
  Impairment of investments
  Intangible assets and goodwill
  Impairment of long-lived assets
  Product warranty costs
  Stock-based compensation
  Contingent liabilities
  Restructuring and related expenses, and
  Accounting for income taxes

In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application, while in other cases, management's judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., restructuring activities, depreciation methodology, etc.) Our management has reviewed our critical accounting policies, our critical accounting estimates, and the related disclosures with our Disclosure and Audit Committees. These policies and procedures are described below. In addition, please refer to Note 1 to the accompanying Consolidated Financial Statements for further description of our accounting policies.

Revenue Recognition

Substantially all of our revenues are derived from sales or licensing of our (i) telecommunications products; (ii) professional services including installation, training, and general support; and (iii) warranty-related support, comprised of telephone support, repair and return of defective products, and product updates (commonly referred to as maintenance, post-contract customer support or PCS). Our customers generally purchase a combination of our products and services as part of a multiple element arrangement.

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

In applying existing revenue recognition guidance and especially the revenue recognition guidance of SOP 97-2, we exercise judgment and use estimates in connection with the determination of the amount of product, warranty and professional and other services revenues to be recognized in each accounting period. In addition to estimating the timing and amount of revenue to recognize, we must evaluate whether the estimated costs required to provide any undelivered elements exceed the expected revenue allocated to those elements. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon the estimated cost of the remaining equipment to be delivered and the consulting personnel delivering the services.

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
  Delivery has occurred. Delivery is considered to occur when title to and the risk of loss of our products has passed to the customer, which typically occurs at physical delivery of the products to a common carrier. For arrangements with systems integrators and OEM customers, we recognize revenue when title to the last product in a multiple-element arrangement has passed. For arrangements with resellers, we generally recognize revenue upon evidence of sell-through to the end customer.

  The fee is fixed and determinable. We assess whether fees are fixed and determinable at the time of sale. Our standard payment terms may vary based on the country in which the arrangement is executed and the credit standing of the individual customer, among other factors. We generally consider payments that are due within six months of shipment or acceptance to be fixed or determinable based upon our successful collection history on such arrangements. We evaluate payment terms in excess of six months but less than one year on a case-by-case basis as to whether the fee is fixed or determinable. In addition, we only consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.
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

While many of our arrangements do not include customer acceptance provisions, certain arrangements include acceptance provisions, which are based on our published specifications. Revenue is recognized upon shipment, assuming all other revenue recognition criteria are met, provided that we have previously demonstrated that the product meets the specified criteria and we have an established history with similar transactions. If an arrangement includes acceptance provisions that are short-term in nature, we provide for a sales return allowance in accordance with Financial Accounting Standards Board Statement No. 48 "Revenue Recognition when Right of Return Exists." In the event we cannot reasonably estimate the incidence of returns, we defer revenue until the earlier that such estimate can reasonably be made or receipt of written customer acceptance or expiration of the acceptance period. If the acceptance provisions are long-term in nature or the acceptance is based upon customer specified criteria for which we cannot reliably demonstrate that the delivered product meets all the specified criteria, revenue is deferred until the earlier of receipt of written customer acceptance or the expiration of the acceptance period.

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

Warranty/Maintenance Revenue

Our arrangements typically provide for one year of warranty coverage (the "Standard Warranty") ending the sooner of one year after installation or 14 months after shipment. We typically provide our Standard Warranty coverage at no additional charge to our customer. We allocate a portion of the arrangement fee to the Standard Warranty based on the VSOE of its fair value. The related revenue is deferred and recognized ratably over the term of the Standard Warranty based on the number of days of warranty coverage during each period. Our customers can extend their warranty coverage outside the term of the Standard Warranty through our Customer Extended Warranty Service ("CEWS") such as our TekelecCare offerings. Renewal rates for CEWS are typically established based upon a specified percentage of net product fees as set forth in the arrangement.

Professional and Other Services Revenue

Professional and other services revenue primarily consists of implementation services related to the installation of our products and training revenues. Our products are ready to use by the customer upon receipt and, accordingly, our implementation services do not involve significant customization to or development of the product or any underlying software code embedded in the product. Substantially all of our professional service arrangements are related to installation and training services and are billed on a fixed-fee basis. We typically recognize the revenue related to our fixed-fee service arrangements upon completion of the services, as these services are relatively short-term in nature (i.e., typically several weeks or, in limited cases, several months). For arrangements that are billed on a time and materials basis, we recognize revenue as the services are performed. If there exists a significant uncertainty about the project completion or receipt of payment for the professional services, revenue is deferred until the uncertainty is sufficiently resolved.

Provision for Doubtful Accounts

We initially record our provision for doubtful accounts based on our historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the allowance for doubtful accounts, management considers, among other factors: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable (e.g., product, professional services, maintenance, etc.); (iv) our historical provision for doubtful accounts, which has ranged up to approximately 1% of total revenues over the last three years; (v) our historical write-offs and recoveries; (vi) the credit-worthiness of each customer; (vii) the economic conditions within the telecommunications industry; and (viii) general economic conditions. In cases where we are aware of circumstances that may impair a specific customer's ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected.

Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required.

Provision for Inventory obsolescence

Our inventory balance was $20.5 million and $25.7 million as of December 31, 2007 and 2006, respectively. Inventory levels are based on projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories.

On an ongoing basis inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. Any adjustment to our inventory as a result of an estimated obsolescence or net realizable condition is reflected as a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Our provision for inventory obsolescence was approximately $10.8 million, $4.8 million, and $9.0 million for 2007, 2006 and 2005, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross margin could be adversely affected. If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required. Our estimates could be influenced by sudden decline in demand due to economic downturn, rapid product improvements, technological changes and changes in customer requirements.

Impairment of Investments

Marketable securities are classified as available-for-sale securities and are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders' equity, net of tax. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of its investments on a quarterly basis. This review may include an evaluation of historical and projected financial performance of the investee, expected cash needs of the investee, recent funding events of the investee, general market conditions, industry and sector performance, and changes in technology, among other factors. We also consider the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment. Other-than-temporary impairments are recognized in earnings if: (i) the market value of the investment is below its current carrying value for an extended period, which we generally define as nine to twelve months; (ii) the issuer has experienced significant financial declines; or (iii) the issuer has experienced difficulties in raising capital to continue operations, among other factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. To date, we have had no such other-than-temporary declines below cost basis.

We also invest in equity instruments of privately held companies, some of which are at the start up or development stages. These investments are classified as long-term assets and are accounted for under the cost method since we do not have the ability to exercise significant influence over their operations. As there are no market prices for these privately held entities, we consider it impractical to determine the fair value of these investments; however, based on the relative performance of these entities, we believe the fair value to be at or above our carrying value. As of December 31, 2007, our investments in privately held companies were $18.6 million as compared to $7.3 million at December 31, 2006. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. There have been no impairments of investments in privately held companies in 2007, 2006, or 2005.

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

The majority of the entities acquired by us do not have significant tangible assets and, as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to IPR&D, and potential impairment charges related to goodwill or intangibles. As of December 31, 2007, we had an aggregate of approximately $39.9 million reflected on the accompanying consolidated balance sheet related to goodwill and intangible assets. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Specifically, the amounts and useful lives assigned to identifiable intangible assets impact future amortization and the amounts assigned to IPR&D are expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

As required by SFAS 142, in lieu of amortizing goodwill, we test goodwill for impairment periodically and record any necessary impairment in accordance with SFAS 142. We are amortizing our intangible assets as follows: (i) acquired technology, customer contracts and non-compete agreements are currently being amortized over their estimated useful lives using the straight-line method; and (ii) customer relationship intangible assets are currently being amortized over their estimated useful lives based on the greater of the straight-line method or the estimated customer attrition rates.

Impairment of Long-Lived Assets

We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. As of December 31, 2007, we have determined that we have one reporting unit. Goodwill is tested for impairment annually on October 1 in a two-step process. First, we determine if the carrying amount of our Reporting Units exceeds their "fair value," If we determine that goodwill may be impaired, we compare the "implied fair value" of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.

We evaluate all of our long-lived assets (primarily property and equipment and intangible assets other than goodwill) for impairment in accordance with the provisions of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset.

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

Product Warranty Costs

Our sales arrangements with our customers typically provide for 12 to 14 months of warranty coverage (the "Standard Warranty") ending the sooner of one year from installation or 14 months after shipment. Our customers can extend their warranty coverage outside the term of the Standard Warranty through our Customer Extended Warranty Service ("CEWS") such as our TekelecCare offerings. As discussed above under the section entitled "Revenue Recognition," we account for our Standard Warranty and CEWS offerings as separate elements of an arrangement, with the fair value of these elements recognized as revenue ratably over the service period. Accordingly, we expense all costs associated with these elements as incurred.

For purposes of determining when the cost of our warranty offerings has been "incurred," we follow the guidance of FASB Technical Bulletin 90-1 "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts" ("FTB 90-1"). Under FTB 90-1, costs must be recognized as "incurred" when a warranty event occurs, which may precede the expenditures to satisfy the warranty claim. While we generally expense all costs as the expenditure is made, we accrue the costs expected to be incurred with a specific product defect, which is generally a defect that is classified as a Class A defect. A Class A defect is a designation that obligates us to correct a pervasive defect in one of our products. In the case of a Class A defect or specific known product defect that we have committed to remedy, we accrue the expected costs to be incurred at the time we determine that it is probable that we have an obligation to repair the product defect and the expected expenditures are estimable. All warranty related expenses are reflected within cost of sales in the accompanying Consolidated Statements of Operations.

In 2005, we had three Class A designated events or other events that obligated us to satisfy specific warranty obligations. Accordingly, we established a warranty reserve within accrued liabilities in the accompanying Consolidated Balance Sheet for these events of approximately $3.7 million as of December 31, 2005. In 2006, we incurred additional provisions related to Class A warranty events totaling approximately $1.8 million, consisting of: (i) revisions of estimates relating to previous Class A events of approximately $1.0 million; and (ii) provisions for Class A warranty events that arose in 2006 of approximately $0.8 million. We did not experience any event that would result in additional warranty provision in 2007. Our warranty reserve is based on our estimates of the associated material costs, technical support labor costs, and associated overhead. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Further, if we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

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

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") and Staff Accounting Bulletin No. 107, "Share-Based Payment," which require recognition of compensation expense for all share-based payments made to employees based on estimated fair values. SFAS 123R requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R superseded our previous accounting under SFAS 123 and Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), under which we used the intrinsic value method to account for our employee stock options and employee stock purchase plan. Under the intrinsic value method, no stock-based compensation expense had generally been recognized related to employee stock option grants, because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

The adoption of SFAS 123R primarily resulted in a change in our method of measuring and recognizing stock-based compensation expense, and had a material impact on our consolidated financial position. Stock-based compensation expense related to continuing operations recognized under SFAS 123R for the years ended December 31, 2007 and 2006 was approximately $15.7 million and $20.6 million, respectively. For the year ended December 31, 2005, stock-based compensation expense recognized under the intrinsic value method in accordance with APB 25 was $2.3 million.

We have historically used stock options as the key component of our employee stock-based compensation program. Prior to 2006, virtually all of our employees were eligible to receive and were granted stock options. Our adoption of SFAS 123R and related regulations made it significantly more expensive for us to grant stock based compensation awards in accordance with our prior strategy. As a result, we have revised our equity compensation policies to emphasize the use of restricted stock units and stock appreciation rights as opposed to stock options, as well as limit the awards of stock-based compensation to employees at or above manager level. In 2006, we also changed the terms of our employee stock-based compensation programs such that vesting and expiration conditions were affected.

We estimate the fair value of employee share-based awards using the Black-Scholes valuation model. The fair value of share-based payment awards is affected by our stock price on the date of the grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options, or expected term of the award. We estimate the expected volatility giving consideration to the expected life of the award, our current expected growth rate, implied volatility of our publicly traded stock options and the historical volatility of the price of our common stock. We use the simplified method of estimating the expected life as prescribed by SAB 107, by taking the average between time to vesting and the contract life of the award. Please refer to Note 13 to our Consolidated Financial Statements for additional information regarding the assumptions used in determining fair value of the stock-based awards and the stock-based compensation expense.

To the extent that we change the terms of our employee stock-based compensation program and refine different assumptions in future periods, our stock-based compensation expense that we record in future periods may differ significantly from what we have recorded during prior reporting periods.

Contingent Liabilities

We have a number of unresolved regulatory, legal and tax matters, as discussed further in Note 8 and Note 12 to our Consolidated Financial Statements.  We provide for contingent liabilities in accordance with SFAS No. 5 "Accounting for Contingencies" ("SFAS 5"). In accordance with SFAS 5, a loss contingency is charged to income when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred. In cases where our insurance carrier has agreed to reimburse us for legal costs, including any accrued losses, we record a receivable in our Consolidated Financial Statements for any such amounts, which are included in prepaid expenses and other current assets.

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

During 2007, 2006 and 2005, we incurred restructuring costs of $6.6 million, $2.9 million and $6.7 million, respectively, as described further in Note 3 to the accompanying Consolidated Financial Statements (collectively, the "Restructurings"). Inherent in the estimation of the costs related to the Restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the Restructurings, we had to make significant estimates related to the expenses associated with the Restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management's most current estimates.

Accounting for Income Taxes

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

Primarily as a result of the disposition of SSG, a significant number of employee stock options expired unexercised during 2007, resulting in a reduction in our "pool of windfall tax benefits" to zero under SFAS 123R "Share-Based Payment" ("SFAS 123R"). SFAS 123R permits shortfalls from the exercise of stock options (i.e. when the intrinsic value of the option upon exercise or expiration is less than the cumulative book expense recorded for the option) to be recorded as a decrease (i.e. debit) to additional paid-in capital as long as the balance of windfall tax benefits is positive. Once this balance has been exhausted, any shortfalls realized thereafter must be recorded as an increase in income tax expense in the period the shortfall occurred. As mentioned above, during the fourth quarter of 2007, our balance of windfall tax benefits was reduced to zero and, as a result, we recorded a charge to income tax expense of approximately $0.6 million during the quarter. In future periods, our effective tax rate and its volatility may increase as a result of the pool of windfall tax benefits being reduced to zero and the possibility that additional shortfalls may be realized from continuing employee stock option activity.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). Upon the adoption of FIN 48, we recorded a $3.0 million adjustment to the balance of retained earnings as of January 1, 2007. As of January 1, 2007 and December 31, 2007, the total amount of unrecognized income tax benefits was $12.1 million and $15.9 million (including interest and penalties), respectively. A change in estimate relating to any of these unrecognized tax benefits could have a material impact on our effective tax rate.

Recent Accounting Pronouncements

Applying the Acquisition Method. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) "Business Combinations" ("SFAS 141R"). SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 141R in our fiscal year 2009. SFAS 141R replaces SFAS 141 "Business Combinations" and requires that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, as well as for an acquirer to be identified for each business combination. SFAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired; the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial affects of the business combination. We are currently evaluating the impact of adoption of SFAS 141R on our consolidated financial position, results of operations and cash flows.

Accounting for Noncontrolling Interests. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 160 in our fiscal year 2009. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity in the Consolidated Financial Statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We are currently evaluating the impact of adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Use of simplified method when estimating expected term of stock options. In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") which is effective January 1, 2008. SAB 110 amends SAB 107 and allows public companies to continue to use the simplified method in developing an estimate of the expected term of stock options beyond December 31, 2007. We do not expect the application of SAB 110 to have a material impact on our Consolidated Financial Statements.

Fair Value Measurement. In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position ("FSP") No. FAS 157-2. FSP FAS No. 157-2 defers the effective date of FASB 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Certain information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be held on May 16, 2008, entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the SEC. Our Proxy Statement will be filed within 120 days after the date of our fiscal year-end which was December 31, 2007.

Tekelec adopted a Code of Business Conduct and Ethics (the "Code of Conduct") for employees, officers and directors and a Code of Ethics for Chief Executive and Senior Financial Officers. These Codes set forth certain fundamental principals and key policies and procedures that govern the conduct of the individuals subject to the Codes.

The Tekelec Code of Business Conduct and Ethics is publicly available on Tekelec's website at the following URL: http://www.tekelec.com/about/gov_code.asp. The Code of Ethics for Chief Executive and Senior Financial Officers is also included in this Annual Report on Form 10-K as Exhibit 14.1 hereto. Tekelec is required to publicly disclose certain types of amendments to and waivers of the Code of Conduct and Code of Ethics for Chief Executive and Senior Financial Officers that apply to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. In the event of any such amendment or waiver, Tekelec intends to satisfy the disclosure requirements by posting the information on Tekelec's website at the following URL: http://www.tekelec.com/about/gov_code.asp.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be held on May 16, 2008, entitled "Compensation Discussion and Analysis," "Executive Compensation and Other Information," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report," to be filed with the SEC within 120 days after the date of our fiscal year-end which was December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the section of our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be held on May 16, 2008, entitled "Common Stock Ownership of Principal Shareholders and Management," to be filed with the SEC.

The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the section of our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 16, 2008, entitled "Executive Compensation and Other Information - Equity Compensation Plan Information," to be filed with the SEC within 120 days after the date of our fiscal year-end which was December 31, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the section of our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be held on May 16, 2008, entitled "Certain Relationships and Related Transactions," to be filed with the SEC within 120 days after the date of our fiscal year-end which was December 31, 2007.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section of our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be held on May 16, 2008, entitled "Principal Accountant Fees and Services," to be filed with the SEC within 120 days after the date of our fiscal year-end which was December 31, 2007.

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

(3) List of Exhibits

Number	Exhibit

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Amended and Restated Bylaws, as amended (2)

4.1	Indenture dated as of June 17, 2003 between Registrant and Deutsche Bank Trust Company Americas, including form of Registrant's 2.25% Senior Subordinated Convertible Notes due 2008(3)

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers(4)(5)

10.2	Amended and Restated 1994 Stock Option Plan, including form of stock option agreement(6), as amended by Amendment No. 1 thereto dated May 8, 2003(3)(5)

10.3

Lease Agreement dated as of November 6, 1998 between the Registrant and Weeks Realty, L.P., covering certain of the Registrant's facilities in Morrisville, North Carolina(7), as amended by First Amendment thereto dated May 27, 1999, Second Amendment thereto dated October 1, 1999, Third Amendment thereto dated November 30, 1999, and Fourth Amendment thereto dated July 19, 2000(8)

10.4	Lease Agreement dated as of July 19, 2000 between the Registrant and Duke Construction Limited Partnership covering certain of the Registrant's facilities in Morrisville, North Carolina(8)

10.5	Amended and Restated Non-Employee Director Stock Option Plan, including form of stock option agreement(5)(9)

10.6	Amended and Restated 2003 Stock Option Plan(5)(9)

10.7

Credit Agreement dated December 15, 2004 between the Registrant and Wells Fargo Bank, National Association(10), as amended by First Amendment thereto dated December 15, 2005(11), letter agreement dated March 15, 2006(11), letter agreement dated May 25, 2006(11), Second Amendment thereto dated December 15, 2006(12) and Third Amendment thereto dated December 15, 2007(13), together with Revolving Line of Credit Note dated as of December 15, 2007 made by the Registrant in favor of the Bank(14)

10.8

Employment Offer Letter Agreement dated April 7, 2005 between the Registrant and William Everett, together with employment offer letter agreement effective as of October 14, 2004 between the Registrant and Mr. Everett(5)(15)

10.9	Amended and Restated 2005 Employee Stock Purchase Plan(5)(16)

10.10	Summary of Compensation for the Non-Employee Members of the Registrant's Board of Directors and its Committees (4)(5)

10.11	Employment Offer Letter Agreement effective January 18, 2006 between the Registrant and Franco Plastina(5)(17)

10.12	Stock Purchase Agreement dated as of April 27, 2006 between the Registrant and NICE-Systems Ltd. (18)

10.13	Employment Separation Agreement dated as of June 22, 2006 between the Registrant and Lori Craven(5)(16)

10.14

Employment Separation Agreement effective as of October 26, 2005 between the Registrant and Frederick M. Lax(19), as amended by Amendment to Separation Agreement effective as of March 31, 2006 between the Registrant and Frederick M. Lax(5)(20)

10.15	Tekelec Amended and Restated 2004 Equity Incentive Plan for New Employees, including forms of stock option, share appreciation right and restricted stock unit agreements (5)(30)

10.16	Agreement effective October 26, 2006 between the Registrant and Ronald W. Buckly(5)(21)

10.17	Tekelec 2006 Officer Bonus Plan(5)(22)

10.18	Agreement effective November 30, 2006 between the Registrant and Jay F. Whitehurst(5)(23)

10.19	Severance Agreement effective April 21, 2007 between the Registrant and Jay F. Whitehurst(5) (24)

10.20	Employment Agreement effective March 21, 2007 between the Registrant and Stuart H. Kupinsky(5) (24)

10.21

Acquisition Agreement dated as of March 20, 2007 between the Registrant and GENBAND Inc., including Amendment No. 1 thereto dated as of April 21, 2007, as amended by Amendment No. 1, dated as of March 20, 2007(25)

10.22	Summary of 2007 Compensation Arrangements for Named Executive Officers of the Registrant, effective January 1, 2007(5) (24)

10.23	2007 Executive Officer Bonus Plan(5) (26)

10.24	2007 Executive Officer Severance Plan(5) (26)

10.25	Restricted Stock Unit Award Agreement dated May 7, 2007 between the Registrant and Franco Plastina(5)(27)

10.26	Employment Agreement effective May 21, 2007 between the Registrant and MaryKay Wells(5)(27)

10.27	Employment Separation Agreement effective September 1, 2007 between the Registrant and Richard E. Mace(5)(28)

10.28	Employment Separation Agreement effective January 18, 2008 between the Registrant and Eric Gehl (5)(14)

14.1	Code of Ethics for Chief Executive and Senior Financial Officers(29)

21.1	Subsidiaries of the Registrant(14)

23.1	Consent of PricewaterhouseCoopers LLP(14)

31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)

32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

_____________________

(1)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1998.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 5, 2008, as filed with the Commission on February 7, 2008.

(3)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2003.

(4)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2005.

(5)	Constitutes a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(6)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2002.

(7)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1998.

(8)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2000.

(9)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2004.

(10)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2004.

(11)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2005.

(12)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated December 15, 2006, as filed with the Commission on December 21, 2006.

(13)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated December 26, 2007, as filed with the Commission on January 2, 2008.

(14)	Filed herewith.

(15)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated April 7, 2005, as filed with the Commission on April 13, 2005.

(16)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated June 21, 2006, as filed with the Commission on June 26, 2006.

(17)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated January 18, 2006, as filed with the Commission on January 24, 2006.

(18)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated April 27, 2006, as filed with the Commission on May 3, 2006.

(19)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated October 26, 2005, as filed with the Commission on October 27, 2005.

(20)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 2006.

(21)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated October 26, 2006, as filed with the Commission on November 1, 2006.

(22)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 2006.

(23)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2006.

(24)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 2007.

(25)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated April 21, 2007, as filed with the Commission on April 26, 2007.

(26)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated May 18, 2007, as filed with the Commission on May 24, 2007.

(27)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2007.

(28)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 2007.

(29)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2003.

(30)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration Statement No. 333-108821) filed with the Commission on August 18, 2006.

      (b) Exhibits

See the list of Exhibits under Item 15(a)(3) of this Annual Report on Form 10-K.

      (c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKELEC

Dated: February 27, 2008	By:	/s/ FRANCO PLASTINA

Franco Plastina
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK A. FLOYD Mark A. Floyd	Chairman of the Board and Director	February 27, 2008

/s/ FRANCO PLASTINA Franco Plastina	President and Chief Executive Officer and Director	February 27, 2008

/s/ ROBERT V. ADAMS Robert V. Adams	Director	February 27, 2008

/s/ DANIEL L. BRENNER Daniel L. Brenner	Director	February 27, 2008

/s/ RONALD W. BUCKLY Ronald W. Buckly	Director	February 27, 2008

/s/ JERRY V. ELLIOTT Jerry V. Elliott	Director	February 27, 2008

/s/ MARTIN A. KAPLAN Martin A. Kaplan	Director	February 27, 2008

________________________ Carol G. Mills	Director

/s/ MICHAEL P. RESSNER Michael P. Ressner	Director	February 27, 2008
/s/ WILLIAM H. EVERETT William H. Everett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2008

/s/ GREGORY S. RUSH Gregory S. Rush	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tekelec:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Tekelec and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. As discussed in Note 1 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 27, 2008

TEKELEC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
	(Thousands, except per share data)
Revenues	$431,800	$443,346	$346,612

Costs of sales:
Cost of goods sold	176,323	174,432	122,438
Amortization of purchased technology	2,354	2,349	2,122
Total cost of sales	178,677	176,781	124,560
Gross profit	253,123	266,565	222,052

Operating expenses:
Research and development	92,223	78,450	61,748
Sales and marketing	72,559	75,964	64,766
General and administrative	55,121	67,473	53,657
Acquired in-process research and development	419	2,100	1,210
Restructuring and other	6,625	2,853	6,747
Amortization of intangible assets	249	1,516	1,936
Total operating expenses	227,196	228,356	190,064
Income from operations	25,927	38,209	31,988

Other income (expense), net:
Interest income	17,446	10,936	6,157
Interest expense	(3,591)	(3,813)	(4,069)
Gain on sale of investments	224	1,794	-
Gain on warrants in privately held company	-	1,275	-
Loss on sale of investments	-	-	(1,346)
Other, net	(4,034)	24	(1,237)
Total other income (expense), net	10,045	10,216	(495)
Income from continuing operations before provision for income taxes	35,972	48,425	31,493
Provision for income taxes	9,081	13,559	11,338
Income from continuing operations	26,891	34,866	20,155
Income (loss) from discontinued operations, net of taxes	(62,227)	51,190	(53,896)
Net income (loss)	$(35,336)	$86,056	$(33,741)

Earnings per share from continuing operations:
Basic	$0.39	$0.52	$0.31
Diluted	0.38	0.50	0.30

Earnings (loss) per share from discontinued operations:
Basic	$(0.89)	$0.76	$(0.82)
Diluted	(0.81)	0.68	(0.79)

Earnings (loss) per share:
Basic	$(0.51)	$1.28	$(0.51)
Diluted	(0.43)	1.18	(0.50)

Weighted average number of shares outstanding:
Basic	69,531	67,340	66,001
Diluted	76,796	74,922	68,073

See notes to consolidated financial statements.

TEKELEC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2007	2006	2005
	(Thousands)
Net income (loss)	$(35,336)	$86,056	$(33,741)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,984	319	(246)
Realized loss (gain) on available-for-sale securities, net of taxes,
previously recognized in other comprehensive income	47	-	894
Unrealized gain (loss) on available-for-sale securities, net of taxes	117	819	(2,057)
Comprehensive income (loss)	$(33,188)	$87,194	$(35,150)

See notes to consolidated financial statements.

TEKELEC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$105,550	$45,329
Short-term investments, at fair value	313,922	379,045
Total cash, cash equivalents and short-term investments	419,472	424,374
Accounts receivable, net	147,092	133,050
Inventories	20,543	25,739
Income taxes receivable	28,361	14,665
Deferred income taxes	18,793	27,671
Deferred costs and prepaid commissions	57,203	55,110
Prepaid expenses and other current assets	14,726	26,133
Assets of discontinued operations	-	118,341
Total current assets	706,190	825,083
Property and equipment, net	32,510	36,398
Investments in privately-held companies	18,553	7,322
Deferred income taxes, net	83,418	51,496
Other assets	1,320	2,539
Goodwill	22,951	26,876
Intangible assets, net	16,948	19,543
Total assets	$881,890	$969,257

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$45,388	$42,076
Accrued expenses	21,259	35,596
Accrued compensation and related expenses	40,234	34,042
Convertible debt	125,000	-
Current portion of deferred revenues	166,274	189,994
Liabilities of discontinued operations	5,767	40,991
Total current liabilities	403,922	342,699

Long-term convertible debt	-	125,000
Deferred income taxes	1,295	1,481
Long-term portion of deferred revenues	8,917	5,836
Other long-term liabilities	6,569	-
Total liabilities	420,703	475,016

Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock, without par value, 200,000,000 shares authorized; 67,479,916
and 68,728,986 shares issued and outstanding, respectively	319,761	322,620
Retained earnings	139,379	171,722
Accumulated other comprehensive income (loss)	2,047	(101)
Total shareholders' equity	461,187	494,241
Total liabilities and shareholders' equity	$881,890	$969,257

See notes to consolidated financial statements.

TEKELEC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(35,336)	$86,056	$(33,741)
Loss (income) from discontinued operations	62,227	(51,190)	53,896
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on investments	(224)	(3,069)	1,375
Provision for doubtful accounts and returns	1,335	3,524	1,574
Inventory write downs	10,841	4,799	9,037
Loss on disposal of fixed assets	984	-	102
Depreciation	15,485	12,312	11,080
Amortization of intangibles	2,603	3,868	4,719
Amortization, other	893	3,026	4,953
Amortization of deferred financing costs	763	763	763
Acquired in-process research and development	419	2,100	1,210
Deferred income taxes	(176)	(3,179)	(15,047)
Stock-based compensation, net of forfeitures	15,682	20,567	2,263
Tax benefit related to stock options	-	-	1,383
Excess tax benefits from stock-based compensation	(3,914)	(1,991)	-
Changes in operating assets and liabilities (net of dispositions and acquisitions):
Accounts receivable	(16,946)	(36,745)	(25,244)
Inventories	(4,465)	(5,993)	(16,227)
Deferred costs	(2,093)	8,334	(23,774)
Prepaid expenses and other current assets	4,377	(7,962)	2,493
Accounts payable	3,725	9,040	3,332
Accrued expenses	(6,713)	4,554	19,628
Accrued compensation and related expenses	5,318	2,247	7,780
Deferred revenues	(19,439)	7,404	52,378
Income taxes payable / receivable	17,149	(13,061)	(12,793)
Net cash provided by operating activities - continuing operations	52,495	45,404	51,140
Net cash provided by (used in) operating activities - discontinued operations	(18,443)	(34,072)	15,220
Net cash provided by operating activities	34,052	11,332	66,360

Cash flows from investing activities:
Proceeds from sales and maturities of investments	703,949	861,490	417,767
Purchases of investments	(638,822)	(1,063,652)	(370,934)
Purchases of property and equipment	(20,234)	(24,601)	(20,089)
Payments related to acquired IPR&D	(2,519)	-	-
Cash paid for iptelorg, net of cash acquired	-	-	(7,105)
Acquisition related purchase of deferred tax assets	-	-	(40,623)
Other non-operating assets	128	1,319	(1,122)
Net cash provided by (used in) investing activities - continuing operations	42,502	(225,444)	(22,106)
Net cash provided by (used in) investing activities - discontinued operations	(3,241)	188,483	(48,340)
Net cash provided by (used in) investing activities	39,261	(36,961)	(70,446)

TEKELEC
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	For the Years Ended December 31,
	2007	2006	2005
	(Thousands)
Cash flows from financing activities:
Payments on notes payable	-	(96)	(669)
Payments for repurchase of common stock	(50,122)	-	-
Proceeds from issuance of common stock	30,686	17,481	10,382
Excess tax benefits from stock-based compensation	3,914	1,991	-
Cash paid to settle stock options	-	(255)	-
Net cash provided by (used in) financing activities, continuing operations	(15,522)	19,121	9,713
Net cash used in financing activities - discontinued operations	-	-	(2,574)
Net cash provided by (used in) financing activities	(15,522)	19,121	7,139

Effect of exchange rate changes on cash	2,308	(110)	91
Net increase (decrease) in cash and cash equivalents	60,099	(6,618)	3,144
Cash and cash equivalents at beginning of the year	45,451	52,069	48,925
Cash and cash equivalents at end of the year	105,550	45,451	52,069
Cash and cash equivalents of discontinued operations at end of period	-	122	78
Cash and cash equivalents of continuing operations at end of period	$105,550	$45,329	$51,991

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,813	$2,813	$3,076
Income taxes	4,062	9,399	15,926

See notes to consolidated financial statements.

TEKELEC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Deferred		Accumulated Other	Total
	Number		Stock-Based	Retained	Comprehensive	Shareholders'
	of shares	Amount	Compensation	Earnings	Income (Loss)	Equity
	(Thousands)
Balance, December 31, 2004	65,568	$258,656	$(4,480)	$119,407	$170	$373,753
Exercise of stock options and issuance of
shares under employee stock purchase plan	961	10,382	-	-	-	10,382
Issuance of stock-based compensation, net	237	5,880	(5,880)	-	-	-
Issuance of common stock upon vesting of
restricted stock units	106	-	-	-	-	-
Common stock withheld upon vesting of
restricted stock units for payroll taxes	(34)	(585)	-	-	-	(585)
Amortization of stock-based compensation	-	-	3,494	-	-	3,494
Stock option tax benefits	-	1,383	-	-	-	1,383
Forfeiture of unvested stock-based compensation	-	(1,186)	1,186	-	-	-
Forfeiture of previously expensed stock-
based compensation	-	(117)	-	-	-	(117)
Net unrealized loss on available-for-sale
securities, net of tax benefit	-	-	-	-	(1,163)	(1,163)
Translation adjustment	-	-	-	-	(246)	(246)
Net loss	-	-	-	(33,741)	-	(33,741)
Balance, December 31, 2005	66,838	274,413	(5,680)	85,666	(1,239)	353,160
Adjustment to deferred compensation
upon adoptions of SFAS 123R	-	(5,680)	5,680	-	-	-
Exercise of stock options and issuance of shares
under employee stock purchase plan	1,877	17,481	-	-	-	17,481
Issuance of common stock upon vesting of
restricted stock units	56	-	-	-	-	-
Common stock withheld upon vesting of restricted
stock units for payroll taxes	(12)	(144)	-	-	-	(144)
Stock-based compensation expense	-	35,706	-	-	-	35,706
Cash paid to settle options	-	(255)	-	-	-	(255)
Stock option tax benefits	-	1,596	-	-	-	1,596
Retirement of VocalData Escrow Shares	(30)	(497)	-	-	-	(497)
Net unrealized gain on available-for-sale
securities, net of tax benefit	-	-	-	-	819	819
Translation adjustment	-	-	-	-	319	319
Net income	-	-	-	86,056	-	86,056
Balance, December 31, 2006	68,729	322,620	-	171,722	(101)	494,241
Adjustment for adoption of FIN 48 (Note 8)	-	-	-	2,993	-	2,993
Exercise of stock options and SARs and issuance
of shares under employee stock purchase plan	2,753	30,686	-	-	-	30,686
Issuance of common stock upon vesting of
restricted stock units	247	-	-	-	-	-
Common stock withheld upon vesting of restricted
stock units for payroll taxes and other cancellations	(121)	(1,141)	-	-	-	(1,141)
Stock-based compensation expense	-	18,321	-	-	-	18,321
Stock option tax benefits	-	(603)	-	-	-	(603)
Repurchase of common stock	(4,128)	(50,122)	-	-	-	(50,122)
Net unrealized gain on available-for-sale
securities, net of tax benefit	-	-	-	-	164	164
Translation adjustment	-	-	-	-	1,984	1,984
Net loss	-	-	-	(35,336)	-	(35,336)
Balance, December 31, 2007	67,480	$319,761	$-	$139,379	$2,047	$461,187

See notes to consolidated financial statements.

TEKELEC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1— Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

We are a global provider of telecommunications network systems and software applications, which we design, develop, manufacture, market, sell and support. We offer signaling telecommunications products and services, network performance management technology, business intelligence and value-added applications. Our products and services are widely deployed in traditional and next-generation wireline and wireless networks worldwide. Our customers include telecommunications carriers and network service providers. We derive our revenues primarily from the sale or license of telecommunications equipment and software applications and related professional services, such as installation, training, and customer support, including customer extended warranty service and customer post-warranty service contracts.

Principles of Consolidation

The Consolidated Financial Statements include the accounts and operating results of Tekelec and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require that we make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time these estimates, judgments and assumptions are made. Actual results could differ significantly from the estimates, and to the extent that there are material differences between these estimates, judgments or assumptions and actual results, our financial statements and related disclosures will be affected.

Foreign Currency Translation and Transactions

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation ("SFAS 52"), one of our international operations uses the local currency as their functional currency while our remaining international operations use the U.S. dollar as their functional currency. For our international operations in which we consider the functional currency to be the local currency, the foreign currency is translated into our reporting currency, the U.S. dollar, using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from the translation of this foreign subsidiary financial statements are reported in accumulated other comprehensive income (loss). The foreign currency translation adjustment is not adjusted for income taxes since it relates to our indefinite term investment in non-U.S. subsidiaries.

Our international subsidiaries that have the U.S. dollar as their functional currency remeasure monetary assets and liabilities using current rates of exchange at the balance sheet date and translate non-monetary assets and liabilities using historical rates of exchange. Gains and losses from remeasurement for such subsidiaries are included in other income, net. Gains or losses on foreign currency transactions are also included in other income, net.

Fair Value of Financial Instruments

The fair values of our cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their respective carrying amounts. While we have determined that it is impractical to ascertain the fair value of our investments in privately held companies, we believe that the fair value of these investments is equal to or exceeds the carrying value as of December 31, 2007. Quoted market prices for our investments in privately held companies are not available.

Based on the quoted market price of our convertible subordinated notes, the fair value of the convertible subordinated notes was approximately $123.0 million as of December 31, 2007. The fair value of our derivative financial instruments, principally foreign currency contracts utilized to offset foreign currency transaction gains and losses, was not significantly different from cost as of December 31, 2007, as we entered into these contracts during the last day of our fiscal year.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. We hold cash and cash equivalents at several major financial institutions.

Accounts Receivable

We typically invoice our customers for the sales order (or contract) value of the related products delivered at various milestones, including order receipt, shipment, installation and acceptance and for the related services when rendered. Accounts receivable are recorded at the invoiced amount and do not bear interest. We do not have any off-balance sheet credit exposure related to our customers.

Investments

Marketable securities are classified as available-for-sale securities and are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders' equity, net of tax. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. To date, we have had no such other-than-temporary declines below cost basis. We utilize specific identification in computing realized gains and losses on the sale of investments. Investments in marketable securities with maturities beyond one year may be classified as short term based on their highly liquid nature and because such marketable securities represent the investment of cash that is made available for current operations.

We also invest in equity instruments of privately held companies. These investments are classified as long-term assets and are accounted for under the cost method since we do not have the ability to exercise significant influence over their operations. While we have determined that it is impractical to ascertain the fair value of our investments in privately held companies, we believe that the fair value of these investments is equal to or exceeds the carrying value as of December 31, 2007. Quoted market prices for our investments in privately held companies are not available.

We monitor these investments for impairment and make appropriate reductions in carrying value if we determine that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies. At December 31, 2007, there have been no identified events or changes in circumstances noted that may have a significant adverse effect on the fair value of our equity instruments of privately held companies. There have been no impairments of investments in privately held companies in 2007, 2006 or 2005. Realized gains and losses on our investments are reported in other income and expense.

Concentrations of Credit Risk

Our cash and cash equivalents are maintained at several financial institutions. Our cash deposits with these financial institutions often exceed the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation. Generally, such deposits may be redeemed on demand and are maintained with financial institutions with reputable credit, and therefore bear minimal risk. Historically, we have not experienced any losses due to such concentration of credit risk.

Financial instruments that potentially subject us to a concentration of credit risk consist principally of short-term investments, trade accounts receivable and financial instruments used in foreign currency hedging activities. We primarily invest our excess cash in marketable securities and money market instruments as discussed more fully in Note 5. We are exposed to credit risks related to our short-term investments in the event of default or decrease in credit-worthiness of one of the issuers of the investments.

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

In 2007, combined sales to the subsidiaries of Carso Global Telecom (Telefonos De Mexico and America Movil) represented 14% of our total revenues; sales to the merged AT&T entities (comprised of AT&T, Cingular, SBC Communications, Inc. and others) represented 10% of our total revenues; and sales to Orange Group represented 10% of our total revenues. In 2006, sales to the merged AT&T entities represented 16% of our total revenues, and sales to the subsidiaries of Carso Global Telecom represented 10% of our total revenues. In 2005, sales to the merged AT&T entities represented 30% of our total revenues. No other customer accounted for more than 10% of our total revenues for any period presented. Because our customers are primarily in the telecommunications industry, our accounts receivable are concentrated within one industry and therefore are exposed to concentrations of credit risk within that industry.

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

Deferred Costs and Prepaid Commissions

For all customer sales arrangements in which we defer the recognition of revenue, we also defer the associated costs, such as the cost of the hardware, installation costs, and other direct costs associated with the revenue. As a component of these costs we defer any sales commission. The commission payments, which are paid upon order, are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under our sales arrangements. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue generated that they should be recorded as an asset and charged to expense over the same period that the revenue is recognized. Amortization of deferred commissions is included in sales and marketing expenses in the accompanying consolidated statements of operations. Costs are only deferred up to the fair value of the products or services being sold and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Software Development Costs

Software development costs associated with new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and no significant development costs have been incurred during that period. Accordingly, we have not capitalized any software development costs to date.

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

SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful lives. We are currently amortizing our acquired intangible assets with definite lives over periods ranging from one to ten years. SFAS 142 also requires that goodwill not be amortized but instead be tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events (see "Impairment of Long-Lived Assets" below). Please refer to Note 9 for a further discussion of our intangible assets and goodwill.

Impairment of Long-Lived Assets

We test goodwill for impairment in accordance with SFAS 142. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. We have determined that we have one reporting unit to which all goodwill is allocated. Goodwill is tested for impairment annually on October 1st using a two-step process. First, we determine if the carrying amount of our reporting unit exceeds its fair value (determined using the market capitalization method based on quoted market prices), which would indicate a potential impairment of goodwill associated with the reporting unit. If we determine that a potential impairment of goodwill exists, we then compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss.

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If impairment exists, the impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. Assumptions underlying future cash flow estimates are therefore subject to significant risks and uncertainties.

Contingent Liabilities

We have a number of unresolved regulatory, legal and tax matters, as discussed further in Note 7, Note 8 and Note 12.  We provide for contingent liabilities in accordance with SFAS No. 5 "Accounting for Contingencies" ("SFAS 5"). In accordance with SFAS 5, a loss contingency is charged to income when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred. In cases where our insurance carrier has agreed to reimburse us for legal costs, including any accrued losses, we record a receivable in our Consolidated Financial Statements for any such amounts.

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

Product Warranty Costs

Our sales arrangements with our customers typically provide for 12 to 14 months of warranty coverage (the "Standard Warranty") ending the sooner of one year from installation or 14 months after shipment. Our customers can extend their warranty coverage outside the term of the Standard Warranty through our Customer Extended Warranty Service ("CEWS") such as our TekelecCare offerings. As discussed further below under revenue recognition, we account for our Standard Warranty and CEWS offerings as separate elements of an arrangement, with the fair value of these elements recognized as revenue ratably over the service period. Accordingly, we expense all costs associated with these elements as incurred.

For purposes of determining when the cost of our warranty offerings has been "incurred," we follow the guidance of the Financial Accounting Standards Board ("FASB") Technical Bulletin 90-1 "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts" ("FTB 90-1"). Under FTB 90-1, costs must be recognized as "incurred" when a warranty event occurs, which may precede the expenditures to satisfy the warranty claim. While we generally expense all costs as the expenditure is made, we accrue the costs expected to be incurred with a specific product defect, which is generally a defect that is classified as a Class A defect. A Class A defect is a designation that obligates us to correct a pervasive defect in one of our products. In the case of a Class A defect or specific known product defect that we have committed to remedy, we accrue the expected costs to be incurred at the time we determine that it is probable that we have an obligation to repair a product defect and the expected expenditures are estimable. All warranty related expenses are reflected within cost of sales in the accompanying consolidated statements of operations.

In 2005, we had three Class A designated events or other events that obligated us to satisfy specific warranty obligations. Accordingly, we established a warranty reserve within accrued liabilities in the accompanying consolidated balance sheet for these events of approximately $3.7 million as of December 31, 2005. In 2006, we incurred additional provisions related to Class A warranty events totaling approximately $1.8 million, consisting of (i) revisions of estimates relating to previous Class A events of approximately $0.8 million, and (ii) provisions for Class A warranty events that arose in 2006 of approximately $1.0 million. There were no new Class A events or estimate revisions in 2007. Our warranty reserve is based on our estimates of the associated material costs, technical support labor costs, and associated overhead. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Further, if we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

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

An analysis of changes in the liability for product warranty costs is as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Balance at beginning of year	$3,639	$3,727	$-
Current year provision	-	1,831	3,727
Expenditures	(1,974)	(1,919)	-
Balance at end of year	$1,665	$3,639	$3,727

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

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. We do not designate our derivative instruments as accounting hedges as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and, accordingly, we adjust these instruments to fair value through operations (i.e., included in "other income"). We do not hold or issue financial instruments for speculative or trading purposes. Please refer to Note 6 for a further discussion of our derivative instruments and hedging activities.

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

Sales of our products always include at least a year of warranty coverage, which we have determined contains post-contract customer support ("PCS") elements as defined by SOP 97-2. Since we do not sell our products separately from this warranty coverage, and we rarely sell our products on a standalone basis, we are unable to establish VSOE for our products. Accordingly, we utilize the residual method as prescribed by SOP 97-2 to allocate revenue to each of the elements in an arrangement. Under the residual method, we allocate the total fee in an arrangement first to the undelivered elements (i.e., typically professional services and warranty offerings) based on the VSOE of those elements and the remaining, or "residual," portion of the fee to the delivered elements (i.e., typically the product or products).

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

If evidence of fair value cannot be established for the undelivered elements of an arrangement, we defer revenue until the earlier of (i) delivery, or (ii) fair value of the undelivered element exists, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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
  Delivery has occurred. Delivery is considered to occur when title to and the risk of loss of our products has passed to the customer, which typically occurs at physical delivery of the products to a common carrier. For arrangements with systems integrators and OEM customers, we recognize revenue when title to the last product in a multiple-element arrangement has passed. For arrangements with resellers, we generally recognize revenue upon evidence of sell-through to the end customer.
  The fee is fixed and determinable. We assess whether fees are fixed and determinable at the time of sale. Our standard payment terms may vary based on the country in which the arrangement is executed and the credit standing of the individual customer, among other factors. We generally consider payments that are due within six months of shipment or acceptance to be fixed or determinable based upon our successful collection history on such arrangements. We evaluate payment terms in excess of six months but less than one year on a case-by-case basis as to whether the fee is fixed or determinable. In addition, we only consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.
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

While many of our arrangements do not include customer acceptance provisions, certain arrangements do include acceptance provisions, which are based on our published specifications. Revenue is recognized upon shipment, assuming all other revenue recognition criteria are met, provided that we have previously demonstrated that the product meets the specified criteria and we have an established history with similar transactions. If an arrangement includes acceptance provisions that are short term in nature, we provide for a sales return allowance in accordance with SFAS No. 48 "Revenue Recognition when Right of Return Exists." In the event we cannot reasonably estimate the incidence of returns, we defer revenue until the earlier that such estimate can reasonably be made or receipt of written customer acceptance or expiration of the acceptance period. If the acceptance provisions are long-term in nature or the acceptance is based upon customer specified criteria for which we cannot reliably demonstrate that the delivered product meets all the specified criteria, revenue is deferred until the earlier of the receipt of written customer acceptance or the expiration of the acceptance period.

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

Warranty/Maintenance Revenue

Our arrangements typically provide for standard warranty coverage at no additional charge to our customer. We allocate a portion of the arrangement fee to the Standard Warranty based on the VSOE of its fair value. The related revenue is deferred and recognized ratably over the term of the Standard Warranty based on the number of days of warranty coverage during each period. Our customers can extend their warranty coverage outside the term of the Standard Warranty through our CEWS such as our TekelecCare offerings. Renewal rates for CEWS are typically established based upon a specified percentage of net product fees as set forth in the arrangement.

Professional and Other Services Revenue

Professional and other services revenue primarily consists of implementation services related to the installation of our products and training revenues. Our products are ready to use by the customer upon receipt and, accordingly, our implementation services do not involve significant customization to or development of the product or any underlying software code embedded in the product. Substantially all of our professional service arrangements are related to installation and training services and are billed on a fixed-fee basis. We typically recognize the revenue related to our fixed-fee service arrangements upon completion of the services, as these services are relatively short-term in nature (i.e., typically several weeks, or in limited cases, several months). For arrangements that are billed on a time and materials basis, we recognize revenue as the services are performed. If there exists a significant uncertainty about the project completion or receipt of payment for the professional services, revenue is deferred until the uncertainty is sufficiently resolved.

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

Advertising

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in sales and marketing expenses and amounted to approximately $0.7 million, $1.8 million and $1.9 million for 2007, 2006 and 2005, respectively.

Provision for Doubtful Accounts

We initially record our provision for doubtful accounts based on our historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts.

Lease Obligations

We recognize lease obligations with fixed escalations of rental payments on a straight-line basis in accordance with FASB Technical Bulletin 85-3 "Accounting for Operating Leases with Scheduled Rent Increases" ("FTB 85- 3"). Accordingly, the total amount of base rentals over the term of our leases is charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability.

Income Taxes

We use the asset and liability method of accounting for income taxes provided under SFAS No. 109, "Accounting for Income Taxes"("SFAS 109"). Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances are established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

Effective January 1, 2007, we adopted the provisions of, and account for uncertain tax positions in accordance with, FIN 48. The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in a $3.0 million adjustment to the balance of retained earnings as of January 1, 2007. Our policy for the classification of interest and penalties related to income tax exposures was not impacted as a result of the adoption of FIN 48. We will continue to recognize interest and penalties as incurred as a component of provision for income taxes in the consolidated statements of operations.

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

SFAS 123R superseded our previous accounting under SFAS 123 and Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), under which we used the intrinsic value method to account for our employee stock options and employee stock purchase plan. Under the intrinsic value method, no stock-based compensation expense had generally been recognized related to employee stock option grants, because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense related to continuing operations recognized under SFAS 123R for the years ended December 31, 2007 and 2006 was approximately $15.7 million and $20.6 million, respectively. For the year ended December 31, 2005, stock-based compensation expense recognized under the intrinsic value method in accordance with APB 25 was $2.3 million. See Note 13 to the Consolidated Financial Statements for additional information regarding the stock-based compensation expense.

On November 10, 2005, the FASB issued FASB Staff Position ("FSP") No. FAS123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." We have elected to adopt the alternative transition method provided in the FSP for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Earnings Per Share

We determine earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Restructuring and Related Expenses

Our severance policies include all officers and employees and the pre-defined severance benefits are communicated to all employees. We account for costs incurred under these severance plans, with the exception of obligations created under labor laws such as the Workers' Adjustment and Retraining Notification Act (the "WARN Act"), in accordance with SFAS No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). We account for obligations incurred under the WARN Act and local labor laws in accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminations Benefits" ("SFAS 88"). Under SFAS 112 and SFAS 88, we record these obligations when the obligations are estimable and probable.

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

Restructuring liabilities are included in accrued expenses and liabilities of discontinued operations and the related costs are reflected as operating expenses or included in the loss from discontinued operations, net of taxes, in the accompanying Consolidated Financial Statements.

Research and Development Costs

Research and development costs associated with new product development, improvement of existing products, process improvement, and product use technologies are charged to operations in the period in which they are incurred. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs, and the cost of development equipment and supplies. In connection with a business combination, the purchase price allocated to research and development projects that have not yet reached technological feasibility and for which no alternative future use exists is charged to operations in the period of acquisition.

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

After the sale of the SSG business, our organization consisted of two business units, the Network Signaling Group ("NSG") and the Communications Software Solutions Group ("CSSG"). During the third quarter of 2007, through the process of an organizational realignment designed to (i) consolidate our business units, (ii) improve customer focus, (iii) accelerate decisions pertaining to product integration and evolution, and (iv) increase our focus on delivering integrated product solutions, these two business units were combined into one reporting segment. This internal reorganization resulted in changes to our internal accounting and reporting processes, as well as in our management structure and related responsibilities. As a result of this realignment, for purposes of making operating decisions and assessing financial performance, our CODM reviews financial information presented on a consolidated basis only, accompanied by disaggregated information about product and service revenues.

Because we no longer have multiple reportable segments as defined by the criteria of SFAS 131, we consider ourselves to be in a single reportable segment, specifically the development and sale of signaling telecommunications and related value-added applications and services. In accordance with SFAS 131, we have eliminated all segment information related to our previous business unit structure. Certain prior year balances have been reclassified to conform to the current year presentation. In particular, revenue has been reclassified to conform to 2007 presentation following the elimination of segments and transition to the new reporting format of revenue by product line. We will continue to provide enterprise wide disclosures as required by SFAS 131 in our interim unaudited condensed Consolidated Financial Statements and our annual Consolidated Financial Statements.

Recent Accounting Pronouncements

Applying the Acquisition Method. In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS 141R"). SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 141R in our fiscal year 2009. SFAS 141R replaces SFAS 141 "Business Combinations" and requires that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, as well as for an acquirer to be identified for each business combination. SFAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial affects of the business combination. We are currently evaluating the impact of adoption of SFAS 141R on our consolidated financial position, results of operations and cash flows.

Accounting for Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 160 in our fiscal year 2009. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity in the Consolidated Financial Statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We are currently evaluating the impact of adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Use of simplified method when estimating expected term of stock options. In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") which is effective January 1, 2008. SAB 110 amends SAB 107 and allows public companies to continue to use the simplified method in developing an estimate of the expected term of stock options beyond December 31, 2007. We do not expect the application of SAB 110 to have a material impact on our Consolidated Financial Statements.

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

Fair Value Measurement. In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released FSP No. FAS 157-2. FSP No. FAS 157-2 defers the effective date of FASB 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

Note 2 — Recent Acquisitions and Dispositions

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

The closing of the sale occurred on April 21, 2007 (the "Closing"). In connection with this transaction we recorded a pre-tax loss on sale of $60.7 million (which included the $14.0 million write-off of goodwill allocated to the former SSG reporting unit, and $3.2 million of professional fees) and a restructuring charge of $21.2 million during the year ended December 31, 2007. The professional fees associated with the disposition of SSG consisted primarily of investment banking fees and legal, accounting, and other professional fees. The restructuring charges consisted primarily of (i) a provision for employee severance costs, (ii) the write-off of certain leasehold improvements and other assets associated with the space formerly occupied by the SSG business, and (iii) certain lease exit costs also associated with the space formerly occupied by the SSG business. While we do not currently expect to incur any additional restructuring charges associated with our disposition of SSG, should our estimates of these costs change, such change in estimate will be reflected within discontinued operations in the period the estimate is revised.

The common stock interest in Genband received at Closing was valued at $11.2 million in accordance with the principles established in the AICPA Practice Aid - "Valuation of Privately Held Equity Issued as Compensation." This amount excludes the value of additional shares (consisting of 25% of the total number of the Genband shares issued at

Closing) that will be held in escrow for one year from the Closing to secure potential indemnification claims of Genband arising during that period. We account for our equity interest using the cost method and this investment is included under the caption "Investments in privately-held companies" in the accompanying consolidated balance sheet as of December 31, 2007.

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," we have reported the results of the SSG business as discontinued operations for all periods presented. The results of SSG's operations were previously reported as the Switching Solutions Group reporting segment.

The operating results of the SSG business through the date of disposition on April 21, 2007 classified as discontinued operations were as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Revenues	$27,682	$110,301	$139,893
Loss from discontinued operations
before provision for income taxes	$(42,148)	$(173,519)	$(93,361)
Benefit from income taxes	(16,370)	(35,500)	(18,090)
Loss before minority interest, net of income taxes	(25,778)	(138,019)	(75,271)
Minority interest	-	-	10,248
Loss on sale of discontinued operations, net of taxes	(36,449)	-	-
Loss from discontinued operations, net of taxes	$(62,227)	$(138,019)	$(65,023)

During fiscal years 2005 and 2006, we determined that both revenues and expected orders related to our former SSG business unit would underperform our previous expectations, and upon further evaluation we determined that certain identifiable intangible assets and goodwill related to our former Taqua, Santera, and VocalData reporting units were impaired. Accordingly, in fiscal year 2006 we recorded a non-cash charge of $25.6 million related to impairment of purchased technology, and a non-cash charge of $75.0 million related to impairment of goodwill. In fiscal year 2005, we recorded a non-cash charge of $22.7 million related to impairment of purchased technology, and a non-cash charge of $27.2 million related to impairment of goodwill. These charges are included in the results of discontinued operations presented above.

In connection with the disposition of SSG we incurred, for income tax purposes, a capital loss of $45.3 million.  Of this amount, approximately $32.7 million can be carried back to previous years to offset capital gains, resulting in a recovery of cash income taxes paid in those years.  Of the remaining $12.6 million capital loss, we expect to utilize $1.5 million to offset estimated 2007 capital gains and have recorded a deferred tax asset of $3.7 million related to the $11.0 million capital loss that will be carried forward to future years. We have recorded a full valuation allowance of $3.7 million against this deferred tax asset, as it is not more likely than not that we will realize the tax benefit of this carry forward in future income tax returns.

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

Included in the accompanying consolidated balance sheet as of December 31, 2007 are certain liabilities incurred in connection with the disposition of SSG and certain liabilities of SSG retained by us. These liabilities are included under the caption "Liabilities of discontinued operations" and consist primarily of the remaining restructuring liability associated with the restructuring activities discussed above, and certain liabilities incurred prior to the disposition and retained by us in accordance with the terms of our agreement with Genband.

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

	For the Years ended
	December 31,
	2006	2005

Revenues	$36,113	$50,404
Income from discontinued operations before
provision of income taxes	$18,442	$17,746
Provision for income taxes	6,691	6,619
Income from discontinued operations, net of
income taxes	11,751	11,127
Gain on sale of discontinued operations, net of taxes	177,458	-
Income from discontinued operations, net of taxes	$189,209	$11,127

In April 2006, IEX settled litigation with Blue Pumpkin Software, Inc. ("Blue Pumpkin"). Pursuant to the settlement agreement, each party granted to the other a release and cross-license of the patents asserted in the lawsuits. Blue Pumpkin made a balancing license payment to IEX in the amount of $8.25 million on April 7, 2006, and Blue

Pumpkin is obligated to make six additional annual payments of $500,000 each to Tekelec beginning April 1, 2007 and ending April 1, 2012. Included in IEX's operations for the year ended December 31, 2006 is revenue and income of $8.25 million from this settlement. Included in discontinued operations for 2007 is the annual payment received in 2007. The remaining five annual installments of $500,000 each have been assigned by IEX to Tekelec and will be recorded as income in future periods when realized.

Acquisition of Certain Signaling Technology

During 2007 we purchased rights to certain SIP technologies owned by a third party vendor. We believe this technology will enhance our SIP products, including our SIP server applications, currently under development. As this technology has no alternative use, we have reflected a charge of $0.4 million as acquired in-process research and development expense in 2007.

In December 2006, we entered into a worldwide license to the source code of and intellectual property rights to certain technologies owned by a third-party provider.  We believe this technology will form the core software platform for our TekSCIM service mediation product family.  We believe this technology provides key capabilities, which will provide our customers with a smooth evolution from SS7 to SIP-based signaling and next-generation high performance network applications once we complete development of the product offerings based on this technology.  The license fee for this technology was $2.1 million.  Because the technology obtained in this license had no alternative use, we have reflected a charge of $2.1 million in purchased in-process product development expense during 2006.   We expect the first major release of our service mediation product family to be generally available to our customers in the second half of 2008, and estimate that we incurred $4.5 million in 2007, and will incur an additional $2.8 million in development expense associated with completing the development of this product family.

Note 3— Restructuring and Other Costs

2007 Restructuring and Realignment Activities

In 2007, we undertook several actions in conjunction with our sale of SSG and the subsequent realignment of our organizational structure from our previous business unit structure to a functional structure. This re-alignment is intended to (i) improve customer focus, (ii) accelerate decisions pertaining to product integration and evolution, and (iii) increase our focus on delivering integrated product solutions.

We recorded pre-tax charges in continuing operations of approximately $6.6 million as a result of these actions, consisting of approximately $6.2 million in employee severance and benefits costs and other costs of $0.4 million, associated with the termination of approximately 58 domestic and international positions (including five senior management positions).

As a result of the SSG disposition, we recorded a pre-tax charge of approximately $21.2 million, consisting of approximately $11.0 million in employee severance and benefits costs associated with the termination of approximately 165 former SSG employees, and approximately $10.2 million in lease exit costs and other non-cash facilities consolidation costs associated with the sale of SSG. We anticipate paying all severance related amounts in 2008.

The costs currently expected to be incurred and cumulative costs incurred related to the 2007 Restructuring and Realignment are as follows (in thousands):

	Total costs expected to be incurred
	Severance Costs		Facility
	and Related	Other	Exit
	Benefits	Costs	Costs	Total
2007 Continuing Operations activities	$6,216	$409	$-	$6,625
2007 SSG related activities	10,950	-	4,192	15,142
2007 SSG related (non-cash)	-	6,064	-	6,064
Total restructuring and related expenses	$17,166	$6,473	$4,192	$27,831

	Cumulative costs incurred through December 31, 2007
	Severance Costs		Facility
	and Related	Other	Exit
	Benefits	Costs	Costs	Total
2007 Continuing Operations activities	$6,216	$409	$-	$6,625
2007 SSG related activities	10,950	-	4,192	15,142
2007 SSG related asset write-off (non-cash)	-	6,064	-	6,064
Total restructuring and related expenses	$17,166	$6,473	$4,192	$27,831

2006 Restructuring

In 2006, we committed to a restructuring plan as part of our ongoing efforts to align our cost structure with our business opportunities in certain business units and operating groups. This restructuring plan involved the termination of 27 employees, along with the resignation of our California-based Senior Vice President, Corporate Affairs and General Counsel who resigned effective December 31, 2006 as a result of the relocation of our corporate headquarters to North Carolina from California. We recorded pre-tax restructuring charges in 2006 of approximately $2.9 million related to employee severance arrangements entered into in connection with the 2006 Restructuring and the resignation of our Senior Vice President, Corporate Affairs and General Counsel. All of the costs related to the 2006 Restructuring have been paid.

2005 Restructuring and Relocation

In April 2005, we announced the relocation of our corporate headquarters from Calabasas, California to our facilities in Morrisville, North Carolina. The relocation provides us a significant opportunity to improve our operations by integrating our finance, accounting, corporate and information technology functions into the business units they support. In October 2005, we entered into an employment severance agreement with our former CEO in connection with his resignation as an executive officer and employee effective January 1, 2006. In connection with this agreement, we incurred approximately $1.6 million in severance costs that were paid in 2006 in scheduled monthly installments. The Corporate Headquarters Relocation resulted in employee terminations and relocations and qualifies as "Exit Activities" as that term is defined in Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with exit or Disposal Activities." The termination costs include retention bonuses, severance pay and benefit costs extended through the required service period and for up to one year thereafter. Additionally, in the second quarter of 2005, we recorded a one-time charge of $150,000 related to the termination of our lease in Hyannis. Other costs related to the management of the relocation projects and the costs to relocate equipment were expensed as incurred.

We recorded pre-tax restructuring charges in 2005 of approximately $6.7 million related to our 2005 and prior restructuring initiatives.

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

Reconciliation of restructuring obligations

The following table provides detail on our restructuring activities and the remaining obligations as of December 31, 2007 (in thousands):

	Severance
	Costs and	Facility
	Related	Exit Costs
	Benefits	and Other	Total
Restructuring obligations, December 31, 2006	$2,596	$-	$2,596
Restructuring and related expenses recognized in 2007
2007 Continuing Operations activities	6,216	409	6,625
SSG related activities(1)	10,950	4,950	15,900
Total restructuring and related expenses	17,166	5,359	22,525
Cash payments	(15,167)	(585)	(15,752)
Restructuring obligations, December 31, 2007	$4,595	$4,774	$9,369

(1)

Excludes a non-cash charge of $6.1 million associated with certain leasehold improvements, furniture and fixtures and other equipment abandoned as part of our exit of facilities utilized by our former SSG business unit, and includes $0.8 million of deferred rent, net of a lease deposit, associated with the space formerly occupied by the SSG business unit reclassified from accrued liabilities into restructuring liabilities.

Restructuring obligations are included in "Accrued expenses"($4.0 million) and "Liabilities of discontinued operations"($5.4 million) in the accompanying consolidated balance sheets. We anticipate settling our remaining severance obligations during 2008. This is based on our current best estimate, which could change materially if actual activity differs from what is currently expected. We will continue to review the status of our restructuring activities quarterly and, if appropriate, record changes in our restructuring obligations in current operations or discontinued operations based on our most current estimates.

Note 4— Gain (Loss) on Investments

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

In the first quarter of 2006, we received 642,610 shares of common stock of Lucent Technologies Inc. ("Lucent") that had previously been held in escrow as security for indemnification claims in connection with the 2004 acquisition by Lucent of Telica. As a result of the release of these shares from escrow, we recorded a $1.8 million gain upon distribution of these shares during 2006. We received these shares (in addition to the shares originally issued at the closing) in exchange for our investment in Telica. In connection with the merger of Lucent and Alcatel in the fourth quarter of 2006, these 642,610 shares were converted to 125,437 shares of Alcatel-Lucent.

In December 2004, following the acquisition of Spatial Communications Technologies ("Spatial") by Alcatel, Santera exercised warrants convertible into 1,363,380 shares of freely tradable Alcatel shares valued at $14.91 per share. During the first quarter of 2005, we sold all remaining Alcatel shares for proceeds of $17.5 million resulting in a realized loss of $1.3 million in the year ended December 31, 2005. In December 2006, we received 89,642 shares of Alcatel-Lucent previously held in escrow pending the resolution of certain acquisition related indemnification claims made by Alcatel against the former Spatial shareholders, resulting in a $1.3 million gain upon distribution of these shares.

Note 5— Financial Statement Details

Other Income and Expense, net

Other, net is composed of the following:

	For the Years Ended December 31,
	2007	2006	2005
	(Thousands)
Foreign currency transaction gain (loss), net	$3,805	$3,555	$(2,901)
Net gain (loss) on derivative instruments	(4,499)	(3,926)	2,489
Remeasurement gain (loss) on foreign subsidiaries, net	(1,935)	308	(538)
Realized gain (loss) on investments, net	-	21	(29)
Other, net	(1,405)	66	(258)
Total other income (expense), net	$(4,034)	$24	$(1,237)

Cash, Cash Equivalents and Investments

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2007:

			Unrealized
	Cost		Loss		Gain	Market
	(Thousands)
Cash and cash equivalents:
Cash	$29,461		$-		$-	$29,461
Certificates of deposit	9,844		-		-	9,844
Money market securities	66,245		-		-	66,245
Total cash and cash equivalents	$105,550		$-		$-	$105,550

Short-term investments:
Municipal securities:
Variable rate demand notes	$109,350	$		$		$109,350
Auction rate securities	199,800				1	199,801
Fixed rate securities	4,770				1	4,771
Short-term investments total:	$313,920		$-		$2	$313,922

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2006:

		Unrealized
	Cost	Loss	Gain	Market
	(Thousands)
Cash and cash equivalents:
Cash	$13,202	$-	$-	$13,202
Certificates of deposit	5,389	-	-	5,389
Money market securities	26,738			26,738
Total cash and cash equivalents	$45,329	$-	$-	$45,329

Short-term investments:
U.S. treasury and agency securities	$6,000	$(31)	$-	$5,969
Municipal securities	336,300	(145)	-	336,155
Auction rate preferreds	26,900	-	-	26,900
Corporate notes	5,559	(18)		5,541
Common shares in Alcatel-Lucent	4,558	(78)	-	4,480
Total short-term investments	$379,317	$(272)	$-	$379,045

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

Each of the securities in the above table generally has investment grade ratings and is in an unrealized loss position solely due to interest rate changes, sector credit rating changes or company-specific rating changes. We currently expect to receive the full principal or to recover our cost basis on these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below our cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

The following is a summary of the contractual maturities of short-term investments as of December 31, 2007 (in thousands):

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total
Municipal securities:
Variable rate demand notes	$-	$-	$5,600	$-	$295	$103,455	$109,350
Auction rate securities	-	-	-	-	1,750	198,051	199,801
Fixed rate securities	4,771	-	-	-	-	-	4,771
Total Municipal securities:	$4,771	$-	$5,600	$-	$2,045	$301,506	$313,922

Since December 31, 2007, we have reduced our investments in auction rate securities to approximately $127.4 million. All of these auction rate securities are AAA rated by one or more of the major credit rating agencies. Further, all of these securities are collateralized by student loans, with approximately 92% of such collateral in the aggregate being guaranteed by the U.S. government under the Federal Family Education Loan Program.

In February 2008, we experienced several failed auctions for the portion of our auction rate securities portfolio that has gone to auction, resulting in our inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate.

While we will continue to monitor and analyze our auction rate securities investments, we currently believe the carrying value approximates their fair value. Based on the lack of liquidity that occurred in February 2008 related to these investments, we may reclassify $127.4 million of our short-term investments from current assets to long-term assets in the first quarter of 2008.  In such case, our working capital would decline by $127.4 million from what it otherwise would have been.

Accounts Receivable, net

Accounts receivable, net consists of the following:

	December 31,
	2007	2006
	(Thousands)
Trade accounts receivable	$154,043	$139,461
Less: Allowance for doubtful accounts and sales returns	6,951	6,411
	$147,092	$133,050

The following details the changes in the allowance for doubtful accounts and sales returns during the years ended December 31, 2007, 2006 and 2005:

	For the Years Ended December 31,
	2007	2006	2005
	(Thousands)
Balance at beginning of period	$6,411	$3,374	$1,847
Current year provision	1,335	3,524	1,574
Write-offs net of recoveries	(795)	(487)	(47)
Balance at end of period	$6,951	$6,411	$3,374

Inventories

Inventories consist of the following:

	December 31,
	2007	2006
	(Thousands)
Raw materials	$16,334	$16,022
Work in process	160	179
Finished goods	4,049	9,538
	$20,543	$25,739

Property and Equipment, net

Property and equipment consist of the following:

	December 31,
	2007	2006
	(Thousands)
Manufacturing and development equipment	$73,222	$65,584
Furniture and office equipment	34,306	38,449
Demonstration equipment	1,403	4,029
Leasehold improvements	8,781	12,935
	117,712	120,997
Less accumulated depreciation and amortization	(85,202)	(84,599)
	$32,510	$36,398

Accrued expenses

Accrued expenses consist of the following:

	December 31,
	2007	2006
	(Thousands)
Accrued expenses and other	$14,705	$16,344
Accrued restructuring	4,031	2,596
Accrued losses on customer contracts	840	6,844
Accrued professional fees and legal accrual	1,683	9,812
Total	$21,259	$35,596

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following:

	December 31,
	2007	2006
	(Thousands)
Foreign currency translation adjustments	$2,056	$72
Unrealized (losses) gains on securities, net of taxes of $5,000 and $99,000,
respectively	(9)	(173)
Total	$2,047	$(101)

Note 6— Derivative Instruments and Hedging Activities

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

As of December 31, 2007 we had four foreign currency contracts; one to sell 1,300,000 Australian dollars, a second to sell approximately 23,000,000 euros, a third to sell 10,000,000 Brazilian reais and a fourth to sell 1,400,000 Canadian dollars. As of December 31, 2006 we had four foreign currency contracts; one to sell 640,000 Australian dollars, a second to sell approximately 25,000,000 euros, a third to sell 19,200,000 Brazilian reais and a fourth to sell 1,500,000 Canadian dollars. We plan to continue to use foreign currency forward contracts, where appropriate, to manage foreign currency exchange risks in the future.

Note 7— Income Taxes

Income from continuing operations before provision for income taxes is comprised of the following:

	For the Years Ended December 31,
	2007	2006	2005
	(Thousands)

Domestic	$32,761	$31,072	$29,060
Foreign	3,211	17,353	2,433
Total	$35,972	$48,425	$31,493

The provisions for (benefit from) income taxes consist of the following:

	For the Years Ended December 31,
	2007	2006	2005
	(Thousands)
Current:
Federal	$5,939	$12,066	$18,262
State	1,099	3,090	7,000
Foreign	2,219	1,582	1,123
Total current	9,257	16,738	26,385
Deferred:
Federal	865	(7,402)	(14,187)
State	(48)	(604)	(860)
Foreign	(993)	4,827	-
Total deferred	(176)	(3,179)	(15,047)
Total provision for income taxes	$9,081	$13,559	$11,338

Utilization of net operating loss carryforwards provided a current income tax benefit of $9.6 million and $4.8 million in 2006 and 2005, respectively. We did not utilize any net operating loss carryforwards during 2007.

The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate of 35% to income before provision for income taxes as follows:

	For the Years Ended December 31,
	2007		2006		2005
	(Thousands)
Federal statutory provision	$12,590		$16,949		$11,023
State taxes, net of federal benefit	2,309		1,616		3,991
Research and development credits	(1,748)		(1,476)		(1,477)
Nondeductible equity-based compensation	901		1,218		235
Nontaxable foreign source income	-		(1,106)		(1,223)
Foreign taxes	1,194		450		502
Domestic production activities deduction	-		(1,592)		(476)
Tax exempt interest	(5,482)		(2,919)		(1,262)
Other	(683)		419		25
Total provision for income taxes	$9,081	25%	$13,559	28%	$11,338	36%

The components of temporary differences that gave rise to deferred income taxes at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(Thousands)
Deferred tax assets of continuing operations:
Allowance for doubtful accounts	$2,037	$2,799
Inventory write downs	1,826	3,422
Depreciation and amortization	835	-
Research and development credit carry forward	14,641	4,059
Accrued liabilities	7,854	7,053
Stock-based compensation	8,942	10,423
Deferred revenue	-	656
Retirement stock	1,917	1,912
Other	5,340	3,190
Capital loss carry forward	3,737	-
Net operating loss carry forward	67,543	57,812
Total deferred tax assets	114,672	91,326
Valuation allowance for deferred tax assets	(7,650)	(3,969)
Total deferred tax assets of continuing operations	$107,022	$87,357

Deferred tax assets of continuing operations:
Current portion	$18,793	$27,671
Long-term portion	88,229	59,686
Total deferred tax assets of continuing operations	$107,022	$87,357

Deferred tax liabilities:
Acquisition-related intangible assets	$6,106	$8,321
Depreciation and amortization	-	1,350
Total deferred tax liabilities	$6,106	$9,671

Deferred tax liabilities:
Current portion	$-	$-
Long term portion	6,106	9,671
Total deferred tax liabilities	$6,106	$9,671

As of December 31, 2007, we have a valuation allowance on our deferred tax assets of approximately $7.7 million, of which approximately $1.0 million pertains to certain tax credits and $3.7 million related to the capital loss carryforward generated from the sale of SSG, as further discussed in Note 2. The remaining $3.0 million relates to a book-tax basis difference in an investment in one of our foreign affiliates obtained in connection with our acquisition of Steleus, which was recorded against goodwill through a purchase price accounting adjustment. The valuation allowance on these deferred tax assets will be reduced in the period in which we realize a benefit on our tax return from a reduction of income taxes payable stemming from the utilization of these credits, carryforwards and basis differences.

As of December 31, 2007, we have net operating loss carryforwards of approximately $193.2 million available to offset future taxable income. The utilization of a majority of these net operating losses in future periods is subject to annual limitations. If certain substantial changes in our ownership should occur in the future, there would be a change in the aforementioned annual limitation on the utilization of the net operating loss carryforwards in periods subsequent to the ownership change. In addition, we have federal and state research and development credit carryforwards of $11.7 million and $2.9 million, respectively, available to offset future tax liabilities. Our net operating loss carryforwards will begin to expire in 2023, if not utilized. Our federal research and development tax credit will begin to expire in 2024, if not utilized, and our state research and development tax credit will begin to expire in 2008, if not utilized.

We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside of the United States. As of December 31, 2007, we have not provided for deferred income tax of approximately $4.5 million related to approximately $12.8 million of cumulative undistributed earnings of our foreign affiliates, as we intend to permanently reinvest these earnings to fund future expansion of these international operations.

We are subject to periodic tax examinations and assessments in various jurisdictions. Accordingly, we assess the probability of sustaining certain tax positions taken in our income tax returns and, although we believe these positions are fully supportable upon examination, we have and will record incremental tax expense based on the probable outcomes of such matters.

Our U.S. Federal income tax returns for 2003 through 2006 have been selected for examination by the Internal Revenue Service ("IRS"). While the final resolution of the IRS's pending examination is uncertain, we believe we have made adequate provision in the accompanying Consolidated Financial Statements for any adjustments that the IRS may propose with respect to the U.S. Federal income tax returns. Although the final resolution of the IRS audits are uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or overall trends in results of operations. We may receive an assessment related to the audit of our U.S. income tax returns that exceeds amounts provided for by us. In the event of such an assessment, there exists the possibility of a material adverse impact on our results of operations for the period in which the matter is ultimately resolved, or an unfavorable outcome becomes probable and reasonably estimable.

Note 8 — Uncertain Tax Positions

On January 1, 2007, we adopted the provisions of FIN 48. Upon the adoption of FIN 48, we recorded a $3.0 million adjustment to the balance of retained earnings as of January 1, 2007. As of January 1, 2007 and December 31, 2007, the total amount of unrecognized income tax benefits was $12.1 million and $15.9 million (including interest and penalties), respectively. The recognition of unrecognized income tax benefits associated with continuing operations of $9.2 million as of December 31, 2007 would have a material impact on our effective tax rate.

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of January 1, 2007, the total amount of interest and penalties related to the liability for uncertain tax positions was $2.1 million. During the twelve months ended December 31, 2007, we accrued an additional $0.9 million of interest and penalties in the provision for income taxes.

The following table shows a reconciliation of our unrecognized tax benefits (excluding interest and penalties of $2.1 million and $3.0 million as of January 1, 2007 and December 31, 2007, respectively) from the date of adoption through December 31, 2007 (in thousands):

Unrecognized tax benefits as of January 1, 2007	$10,087
Gross amounts of increases in unrecognized tax benefits
as a result of tax positions taken during a prior period	1,240
Gross amounts of decreases in unrecognized tax benefits
as a result of tax positions taken during a prior period	(160)
Gross amounts of increases in unrecognized tax benefits
as a result of tax positions taken during a the current period	1,930
Decreases in unrecognized tax benefits relating to settlement
with taxing authorities	(26)
Reductions to unrecognized tax benefits as a result of a lapse
of the applicable statute of limitations	(151)
Unrecognized tax benefits as of December 31, 2007	$12,920

During the next twelve months, we expect certain events to occur that may allow us to recognize previously unrecognized income tax benefits. These events include (i) the expiration of the statute of limitations related to our 2004 income tax filings, and (ii) the expected settlement of the IRS examinations of our 2003 through 2006 tax years (as discussed in Note 7 above). The range of previously unrecognized benefits that would be recognized if both of these events occur cannot be reasonably estimated at this time, but may have a material impact on our consolidated Effective Rate.

As mentioned in Note 7, our 2003 through 2006 Federal income tax returns are currently under examination by the IRS. Certain tax return filings outside of the United States remain open to examination by foreign tax authorities, but these filings, and the resulting tax liabilities, are not material to our Consolidated Financial Statements.

Note 9 — Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(Thousands)
Purchased technology	$23,490	$23,490
Customer relationships	1,030	1,030
Non-compete contracts	240	240
	24,760	24,760
Less: accumulated amortization	(7,812)	(5,217)
Total intangible assets	$16,948	$19,543

The identifiable intangible assets are amortized over their estimated useful lives. The estimated aggregate amortization expense for intangibles for subsequent years is:

For the Years Ending December 31,	(Thousands)
2008	$2,747
2009	2,630
2010	2,349
2011	2,349
2012	2,349
Thereafter	4,524
Total	$16,948

Goodwill

As required by SFAS 142, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of certain events in accordance with the provisions of SFAS 142.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

Balance at December 31, 2005	$26,876

Balance at December 31, 2006	26,876
Adjustment to goodwill, principally related
to deferred tax assets acquired	(3,925)
Balance at December 31, 2007	$22,951

In 2007, the French tax authorities granted a tax credit for certain research and development activities conducted prior to our acquisition of Steleus in 2004. This tax credit is expected to be refunded to us in 2008 and has been recorded in "Income tax receivable" in our consolidated balance sheets. As this related to the pre-acquisition transactions, we have reduced goodwill associated with the Steleus purchase by a corresponding amount.

Note 10— Lines of Credit and Notes Payable

As of December 31, 2007, we have a $30.0 million line of credit collateralized by a pledged investment account held with an intermediary financial institution. This line replaced a similar $30.0 million line of credit that expired on December 15, 2007.  The line of credit bears interest at, or in some cases below, the lender's prime rate (7.25% at December 31, 2007), and expires on December 15, 2008, if not renewed. In the event that we borrow against this line, we will maintain collateral in the amount of the borrowing in the pledged investment account. The commitment fees paid on the unused line of credit are not significant. Under the terms of the credit facility, we are required to maintain certain financial covenants. As of December 31, 2007, we were in compliance with the terms and covenants of the credit facility and there were no outstanding borrowings under this facility; however $1.9 million was used to secure letters of credit at December 31, 2007.

Note 11— Convertible Debt

As of December 31, 2007, we have $125.0 million outstanding of our 2.25% Senior Subordinated Convertible Notes due 2008 (the "Notes"). The Notes mature on June 15, 2008, and are convertible prior to the close of business on their maturity date into shares of our Common Stock at a conversion rate of 50.8906 shares per $1,000 principal amount of the Notes, subject to adjustment in certain circumstances. The Notes carry a cash interest (coupon) rate of 2.25%, payable on June 15 and December 15 of each year, commencing on December 15, 2003. Interest expense related to the Notes, including amounts relating to the amortization of related deferred financing costs, was $3.6 million for each of 2007, 2006 and 2005. The Notes carry no financial covenants, no restrictions on the paying of dividends nor any restrictions concerning additional indebtedness.

Note 12— Commitments and Contingencies

We lease our office and manufacturing facilities together with certain office equipment under operating lease agreements. Lease terms generally range from two months to ten years; certain building leases contain options for renewal for additional periods and are subject to periodic increases.

Rent expense, including any applicable rent escalations and rent abatements, is recognized on a straight-line basis. Total rent expense was approximately $6.7 million, $7.3 million and $7.9 million for 2007, 2006 and 2005, respectively.

Minimum annual non-cancelable lease commitments at December 31, 2007 are:

For the Years Ending December 31,	(Thousands)
2008	$6,977
2009	6,722
2010	6,458
2011	6,398
2012	6,413
Thereafter	4,874
Total	$37,842

We have agreements with several of our vendors to purchase specified quantities of goods or services at agreed upon prices in the future. As of December 31, 2007, these unconditional purchase obligations total approximately $5.5 million and will be settled in 2008. We provide a provision for losses in instances where we expect to incur losses due to our purchase commitments exceeding our normal or projected inventory requirements. At December 31, 2007 we have reserved approximately $1.3 million related to purchase commitments exceeding projected requirements. These provisions were not significant at December 31, 2006.

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

Note 13— Stock-Based Compensation and Employee Benefit Plans

Overview of Employee Stock-Based Compensation Plans

As of December 31, 2007, excluding our employee stock purchase plan described below, we have five stock-based employee compensation plans with a maximum term of ten years (the "Plans"). Share-based awards are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. The number and frequency of share-based awards are based on competitive practices, our operating results and government regulations.

Under the Plans, there are approximately 33.6 million shares of our common stock authorized for issuance, of which approximately 5.5 million shares are available for issuance as of December 31, 2007. The Plans permit the granting of incentive stock options, nonstatutory stock options, stock-settled stock appreciation rights ("SARs"), restricted stock and restricted stock units ("RSUs") to employees, as well as non-employee directors. The terms of equity-based instruments granted under the Plans are determined at the time of grant. Such instruments generally vest ratably over one to four year periods. The Compensation Committee of our Board of Directors has the discretion to utilize different vesting schedules. The strike price on options and stock-settled stock appreciation rights may not be less than the fair market value per share on the date of grant. Historically, stock options granted under the Plans generally would expire four years from the vesting date. During 2006, we changed our practice with respect to the contractual terms of stock options and stock-settled stock appreciation rights granted under the Plans such that, going forward, such instruments generally expire six years from the date of grant.

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

Stock-Based Awards - Stock Options / SARs

The following table sets forth the summary of option and SAR activity under our Plans for the year ended December 31, 2007 (shares and dollars in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Life (years)	Value
Outstanding at December 31, 2006	18,125	$16.86
Options and SARs granted	370	$14.15
Options exercised	(2,528)	$11.32
Options cancelled/forfeited/expired	(6,042)	$18.26
Outstanding at December 31, 2007	9,925	$17.32	2.88	$3,817

Vested and expected to vest at December 31, 2007 (1)	9,525	$17.44	2.80	$3,721

Exercisable at December 31, 2007	8,222	$17.93	2.49	$3,404

(1)   The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of our common stock on December 31, 2007 of $12.50 and the exercise price for in-the-money options and SARs) that would have been received by the holders if all instruments had been exercised on December 31, 2007. As of December 31, 2007, there was $9.7 million of unrecognized compensation cost related to our unvested stock options and SARs, which is expected to be recognized over a weighted average period of 1.8 years. As discussed above, our current practice is to issue new shares to satisfy option and SAR exercises.

The following table summarizes information about stock options and SARs outstanding and exercisable at December 31, 2007 (shares in thousands):

	Options and SARs Outstanding			Options / SARs Exercisable
		Wgtd. Avg.
		Remaining	Wgtd. Avg.		Wgtd. Avg.
		Contractual	Exercise		Exercise
Range of Exercise Price	Number	Life (years)	Price	Number	Price
$ 3.11 to $ 11.78	973	2.67	$9.30	947	$9.24
11.96 to 11.96	1,245	4.58	11.96	539	11.96
11.98 to 14.72	1,005	2.69	13.19	697	12.87
14.92 to 17.19	1,131	2.42	15.95	932	15.91
17.25 to 17.80	1,258	3.32	17.62	873	17.59
18.08 to 18.76	357	2.65	18.55	328	18.54
18.80 to 18.80	1,090	2.10	18.80	1,041	18.80
19.21 to 20.22	1,057	3.07	19.46	1,057	19.46
20.34 to 25.31	1,505	2.25	24.14	1,504	24.14
25.38 to 2,739.21	304	2.59	34.56	304	34.56
Total	9,925	2.88	$17.32	8,222	$17.93

Other information pertaining to stock-based awards of options and SARs for the fiscal years ended December 31, 2007, 2006 and 2005, was as follows (in thousands, except per share data):

	Years ended December 31,
	2007	2006	2005
Weighted average grant date fair value per share of options and SARs granted	$5.06	$4.24	$7.20
Total intrinsic value of options and SARs exercised	8,503	7,356	6,886

Stock-Based Awards - RSUs / Restricted Stock

The following table sets forth a summary of RSU and Restricted Stock activity under our Plans for the year ended December 31, 2007 (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2006	972	$13.49
Awarded	631	13.76
Released	(360)	14.14
Forfeited	(232)	12.72
Outstanding as of December 31, 2007	1,011	$13.61

Included in the 360,000 shares released above are 113,000 shares of restricted stock released from escrow to the former shareholders of iptelorg. As of December 31, 2007, there was $11.6 million of unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted average period of 2.7 years.

Other information pertaining to stock-based awards of RSUs for the fiscal years ended December 31, 2007, 2006 and 2005, was as follows (in thousands, except per share data):

	Years ended December 31,
	2007	2006	2005
Weighted average grant date fair value per share of RSUs granted	$13.76	$12.01	$16.39
Total intrinsic value of RSUs released	4,903	629	1,989

Employee Stock Purchase Plan

We sponsor the Amended and Restated Tekelec 2005 Employee Stock Purchase Plan (the "2005 ESPP"), under which 1.5 million shares of our common stock have been authorized for issuance. The 2005 ESPP provides for an automatic annual increase in the number of shares authorized and reserved for issuance on each August 1 during its ten-year term. Each such increase is equal to the lesser of (a) 500,000 shares, (b) a number of shares equal to 1% of the number of outstanding shares of our common stock as of the date of the increase and (c) an amount determined by our Board of Directors. Under the 2005 ESPP as originally approved by the shareholders in May 2005, eligible employees could authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock at 85% of the lower of the market price per share at (i) the beginning of the 24-month offering period, or (ii) the end of each six-month purchase period within the 24-month offering period. On June 26, 2006, our Board of Directors amended and restated the 2005 ESPP to (i) eliminate the 24-month offering periods and instead provide for consecutive six-month offering periods commencing with the offering period starting on August 1, 2006, (ii) provide that the offering period that commenced February 1, 2006 would terminate on July 31, 2006, and (iii) reduce the required 90-day holding period of shares acquired under such plan to 30 days. Under SFAS 123R, the amendment to the terms of the 2005 ESPP is treated as a modification of awards and as a result, $2.9 million of previously unrecognized compensation cost related to the original award was recognized over the six-month offering period beginning August 1, 2006 and ending January 31, 2007.

During 2007, 2006 and 2005, approximately 237,000, 303,000 and 100,000 shares, respectively, were purchased under our employee stock purchase plan in effect during the given year at weighted average purchase prices of $9.33,

$10.89, and $14.28, respectively. At December 31, 2007, 2006 and 2005, there were approximately 960,000, 1,200,000 and 1,000,000 shares, respectively, available for future purchases.

The following table sets forth a summary of employee withholding and purchase activity related to the 2005 ESPP for the year ended December 31, 2007:

Dollar Value in
Thousands
As of December 31, 2006	$1,328
Employee withholdings net of employee withdrawals or forfeitures	1,497
Employee purchases of common stock	(2,215)
As of December 31, 2007	$610

Based upon 85% of the lower of the market price per share at the beginning of the current offering period of $12.75 on August 1, 2007 and our stock price as of December 31, 2007 of $12.50, approximately 57,000 shares could be purchased based upon employee withholdings as of December 31, 2007. As of December 31, 2007, there was approximately $36,000 of unrecognized compensation cost related to our employee stock purchase plan which will be expensed in the first quarter of 2008. The ultimate number of shares to be purchased and the expense to be recognized under our employee stock purchase plan will vary based upon, among other factors, fluctuations in the fair market value of our common stock and employee participation levels.

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

Prior to the second quarter of 2007, our stock-based awards had been service-based only. In May 2007, we awarded our President and Chief Executive Officer 100,000 RSUs that also contained performance-based criteria. Such criteria tied the number of RSUs that would become eligible for vesting to our 2007 operating performance. As of December 31, 2007, these performance-based criteria have been partially met resulting in 90,000 RSUs becoming eligible for vesting subject to our standard four-year service condition. The expense associated with this grant is being accrued according to the vesting schedule of the award, beginning in the period when achievement was first considered probable.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures were estimated based on historical experience and we expect forfeitures to be 10% annually. Stock-based compensation expense was recorded net of estimated forfeitures for the years ended December 31, 2007 and December 31, 2006 such that expense was recorded only for those stock-based awards that are expected to vest.

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

Total stock-based compensation expense recognized in years ended December 31, 2007 and 2006 under SFAS 123R, and in the year ended December 31, 2005 under APB 25, was as follows (in thousands):

	Option and
	SAR Grants
	and Stock	Restricted
	Purchase	Stock
Income Statement Classifications	Rights	and RSUs	Total
Year ended December 31, 2007 (under SFAS 123R)
Cost of goods sold	$1,441	$214	$1,655
Research and development	2,668	175	2,843
Sales and marketing	2,598	771	3,369
General and administrative (1)	4,212	3,603	7,815
Total continuing operations	10,919	4,763	15,682
Discontinued operations	2,798	(159)	2,639
Total	$13,717	$4,604	$18,321

Year ended December 31, 2006 (under SFAS 123R)
Cost of goods sold	$2,454	$46	$2,500
Research and development	4,944	18	4,962
Sales and marketing	5,029	118	5,147
General and administrative	5,974	1,984	7,958
Total continuing operations	18,401	2,166	20,567
Discontinued operations	14,985	154	15,139
Total	$33,386	$2,320	$35,706

Year ended December 31, 2005 (under APB 25)
Cost of goods sold	$-	$4	$4
Research and development	34	(45)	(11)
Sales and marketing	-	-	-
General and administrative	(59)	2,329	2,270
Total continuing operations	(25)	2,288	2,263
Discontinued operations	1,117	(3)	1,114
Total	$1,092	$2,285	$3,377

(1)   Included in the general and administrative expense amount is $226,000 of stock-based compensation expense related to the 2007 Restructuring and Realignment activities.

As of December 31, 2007, there was approximately $21.4 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to our non-vested share-based payment arrangements (i.e., stock options, SARs, RSUs, ESPP shares, etc.) Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

Results of operations for the fiscal year ended December 31, 2005 have not been restated to reflect recognition of stock-based compensation expense in accordance with SFAS 123R. Had we determined compensation expense based on the fair value at the grant date for stock options and the fair value of the discount related to the employee stock purchase plan under SFAS 123 for periods prior to January 1, 2006, our net loss and loss per share would have been reported as shown below (in thousands, except per share data):

Year ended
December 31,
2005
Net Loss
As Reported	$(33,741)
Add: stock-based compensation expense included
in reported net loss, net of tax	2,195
Less: fair value of stock-based compensation
expense, net of tax	(22,201)
Pro Forma Net Loss	$(53,747)

Loss Per Share
As Reported	$(0.51)
Pro Forma	$(0.81)

Diluted Loss Per Share
As Reported	$(0.50)
Pro Forma	$(0.79)

The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $6.0 million, $7.8 million and $1.2 million for 2007, 2006 and 2005, respectively. No compensation cost was capitalized as part of inventory or fixed assets during fiscal 2007, 2006 and 2005.

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

Expected Life

The expected life represents the period that the stock option awards are expected to be outstanding. In 2006, we estimated the expected life of an award giving consideration to a number of factors, including weighted average vesting periods, the contractual lives of the stock options and SARs, and past exercise behavior. We use the simplified method of estimating the expected life as prescribed by SAB 107, by taking the average between time to vesting and the contract life of the award. Therefore, in 2007, the expected term assumption was estimated for each individual grant using the simplified method as an average between time to vesting and the contractual term of the award.

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

The weighted average assumptions used to value option/SAR grants and purchase rights under our 2005 ESPP were as follows:

Weighted average assumptions used to value option and SAR grants:
	Years ended December 31,
	2007	2006	2005
Expected life (in years)	4.1	3.7	3.6
Expected volatility	36.9%	38.1%	55.0%
Risk free interest rate	4.7%	4.9%	4.0%
Expected dividend yield	0%	0%	0%

Weighted average assumptions used to value purchase rights under ESPP:
	Years ended December 31,
	2007	2006	2005
Expected life (in years)	0.5	0.5-2.0	1.25
Expected volatility	32.0-36.0%	32.0-39.0%	60.0%
Risk free interest rate	5.0-5.2%	4.0-5.2%	3.9%
Expected dividend yield	0%	0%	0%

Modifications of Stock-Based Awards

In April 2007, we modified the restricted stock award granted in 2005 in connection with our acquisition of iptelorg. The modification involved acceleration of vesting of approximately 15,000 shares of restricted stock held by one employee, resulting in the recognition of approximately $161,000 of incremental compensation cost in July 2007.

In February 2006, in connection with our 2006 restatement of certain prior period financial statements, we initiated a "blackout" period, whereby we prohibited our option holders from exercising their stock options. In response to this blackout, we modified certain employee stock option awards in order to provide option holders with an opportunity to exercise or realize the benefit of their fully vested awards that, as a result of the blackout, otherwise were expected to contractually expire unexercised. In total, in March 2006, stock option awards held by 43 current or former employees to purchase in aggregate 282,074 shares of our common stock were modified. Due to the modifications, we incurred approximately $217,000 of incremental compensation expense in March 2006.

In addition to the March 2006 modifications discussed above, in July 2006, we modified certain other employee stock option awards in order to provide those option holders with an opportunity to exercise or realize the benefit of their fully vested awards that, as a result of the blackout, otherwise were expected to contractually expire unexercised. In this modification, stock option awards held by 12 current or former employees to purchase in aggregate 61,729 shares of our common stock were modified, resulting in approximately $134,000 of incremental compensation expense recognized in July 2006.

In October 2005, we amended the original terms of approximately 575,000 stock options ("the Options") with various exercise prices held by our then Chief Executive Officer in connection with his resignation as an executive officer and employee, effective January 1, 2006. We also agreed, as part of his employment separation agreement, to modify the terms of the Options to extend the expiration date from April 1, 2006 to June 30, 2006. In accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" ("FIN 44"), we remeasured the intrinsic value of the Options as of the date of the modification. As at the date of this modification, our stock price was below the exercise price of the Options, no intrinsic value existed and accordingly no additional compensation expense was recognized.

Employee 401(k) Plan

We sponsor a 401(k) tax-deferred savings plan to provide retirement benefits for our employees. In the United States, regular employees can participate in Tekelec 401(k) Plan (the "Plan"). Participants may generally authorize up to 50% of their compensation to be invested in employee-elected investment funds managed by an independent trustee, subject to certain annual contribution limitations determined by the IRS. We match a portion of employee contributions, currently 50% of the employees' first 12% of payroll deductions. During 2007, 2006 and 2005, our contributions to the Plan, net of forfeitures, amounted to $3.5 million, $3.6 million and $3.4 million, respectively.

Note 14 — Stockholders' Equity

In August 2007, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $50.0 million of our common stock pursuant to a Rule 10b5-1 trading plan adopted under the rules of the Securities and Exchange Commission. As of December 31, 2007, we have completed the program, repurchasing and retiring approximately 4.1 million shares for approximately $50.1 million (including $0.1 million of brokerage fees). The stock repurchase activity under the repurchase program is summarized as follows (in millions, except per share amounts):

			Total Number of
			Shares Purchased	Approximate Dollar
	Total Number	Average Price	as Part of Publicly	Value of Shares that
	of Shares	Paid Per	Announced	May Yet Be Purchased
(in millions, except per share amounts)	Purchased	Share	Program	Under the Program
August 1, 2007 - August 30, 2007	0.2	$ 12.31	0.2	$ 47.7
September 1, 2007 - September 30, 2007	1.4	$ 11.92	1.4	$ 30.3
October 1, 2007 - October 31, 2007	1.0	$ 12.26	1.0	$ 18.8
November 1, 2007 - November 30, 2007	1.2	$ 12.28	1.2	$ 3.7
December 1, 2007 - December 31, 2007	0.3	$ 12.18	0.3	$ -
Total	4.1	$ 12.14	4.1

Note 15— Earnings Per Share - Continuing Operations

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings from continuing operations per share computations for the years ended December 31, 2007, 2006 and 2005:

	Income from
	Continuing
	Operations	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(Thousands, except per share amounts)
For the Year Ended December 31, 2007:
Basic income from continuing operations per share	$26,891	69,531	$0.39
Effect of Dilutive Securities	2,324	7,265
Diluted income from continuing operations per share	$29,215	76,796	$0.38

For the Year Ended December 31, 2006:
Basic income from continuing operations per share	$34,866	67,340	$0.52
Effect of Dilutive Securities	2,324	7,582
Diluted income from continuing operations per share	$37,190	74,922	$0.50

For the Year Ended December 31, 2005:
Basic income from continuing operations per share	$20,155	66,001	$0.31
Effect of Dilutive Securities	-	2,072
Diluted income from continuing operations per share	$20,155	68,073	$0.30

The computation of diluted earnings from continuing operations per share excludes unexercised stock options and warrants and potential shares issuable upon conversion of our senior subordinated convertible notes that are anti-dilutive. The following common stock equivalents were excluded from the earnings from continuing operations per share computation, as their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2007	2006	2005
	(Thousands)
Weighted average number of stock options and SARs excluded
due to the exercise price exceeding the average fair value of our
Common Stock during the period	10,905	16,830	13,325
Shares issuable upon conversion of our convertible debt	-	-	6,361
Total common stock equivalents excluded from diluted net
income (loss) from continuing operations per share computation	10,905	16,830	19,686

There were no transactions subsequent to December 31, 2007, which, had they occurred prior to January 1, 2008, would have changed materially the number of shares in the basic or diluted earnings per share computations.

Note 16— Operating Segment Information

After the sale of the SSG business, our organization consisted of two major operating groups: the Network Signaling Group and the Communications Software Solutions Group. In August 2007, we committed to a realignment plan designed to (i) consolidate our business units, (ii) improve customer focus, (iii) accelerate decisions pertaining to product integration and evolution, and (iv) increase our focus on delivering integrated product solutions. Accordingly, we combined the above two business units into one organizational structure in the third quarter of 2007. As a result of these organizational changes, beginning in the third quarter of fiscal year 2007, our management structure and responsibilities, as well as our management reporting methods, have changed, leading to elimination of our reportable segments as defined by SFAS 131. We will continue to present enterprise-wide disclosure information as required by SFAS 131.

Enterprise Wide Disclosures

The following table sets forth revenues from external customers by our principal product lines (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Product Revenues:
Eagle and other signaling products	$241,324	$253,385	$204,461
Number portability products	26,070	27,550	44,192
Performance management and
monitoring products	36,306	48,235	19,295
Total product revenues	303,700	329,170	267,948
Warranty revenue	71,554	67,499	65,849
Professional and other services revenues	56,546	46,677	12,815
Total revenues	$431,800	$443,346	$346,612

We conduct business in a number of foreign countries and are organized into three geographic territories. The three territories are: (1) North America, comprised of the United States and Canada, (2) "EAAA," comprised of Europe and the Middle East, Asia Pacific (including China and India), Africa and Australia and (3) "CALA," comprised of the Caribbean and Latin America, including Mexico. Revenue is attributed to a particular geographic region based on where the products are shipped or where the services are performed. The following table sets forth revenues from external customers by geographic territory:

	Revenues from External Customers
	by Geographic Territory
	For the Years Ended December 31,
	2007	2006	2005
	(Thousands)
North America(1)	$184,084	$236,806	$237,250
EAAA	137,174	129,807	72,636
CALA	110,542	76,733	36,726
Total revenues from external customers	$431,800	$443,346	$346,612

(1)   North America includes revenues in the United States of $168,135, $216,840 and $220,796 for 2007, 2006 and 2005, respectively.

In 2007, combined sales to the subsidiaries of Carso Global Telecom (Telefonos De Mexico and America Movil) represented 14% of our total revenues; sales to the merged AT&T entities (comprised of AT&T, Cingular, SBC Communications, Inc. and others) represented 10% of our total revenues; and sales to Orange Group represented 10% of our total revenues. In 2006, sales to the merged AT&T entities represented 16% of our total revenues, and sales to the subsidiaries of Carso Global Telecom represented 10% of our total revenues. In 2005, sales to the merged AT&T entities represented 30% of our total revenues.

The following table sets forth, as of December 31, 2007 and 2006, our long-lived assets including net property and equipment, investment in a privately held company and other assets by geographic area:

	2007	2006
	(Thousands)
United States	$48,758	$43,016
Other	3,625	3,243
Total long-lived assets	$52,383	$46,259

Note 17— Quarterly Financial Summary (Unaudited) (in thousands, except per share amounts)

The following tables present selected quarterly financial data for 2007 and 2006:

	Quarters
For the Year Ended December 31, 2007	First	Second	Third	Fourth
	(Thousands, except per share data)
Revenues	$108,793	$109,984	$97,797	$115,226
Gross profit	56,304	62,618	63,843	70,358
Income from continuing operations
before provision for income taxes(1)	4,811	5,290	12,092	13,779
Income (loss) from discontinued operations, net of taxes	(53,472)	(11,547)	2,444	348
Net income (loss)	(50,472)	(7,774)	12,503	10,407

Earnings per share from continuing operations:
Basic	$0.04	$0.05	$0.14	$0.15
Diluted	0.04	0.05	0.14	0.14
Earnings (loss) per share from discontinued operations:
Basic	$(0.78)	$(0.17)	$0.03	$0.01
Diluted	(0.76)	(0.16)	0.03	0.00
Earnings (loss) per share:
Basic	$(0.73)	$(0.11)	$0.18	$0.15
Diluted	(0.72)	(0.11)	0.17	0.15

Weighted average number of shares outstanding:
Basic	68,914	69,938	70,830	68,443
Diluted	70,248	71,151	77,829	75,235

	Quarters
For the Year Ended December 31, 2006	First	Second	Third	Fourth
	(Thousands, except per share data)
Revenues	$64,852	$119,098	$134,297	$125,099
Gross profit	32,066	80,748	84,437	69,374
Income (loss) from continuing operations
before provision for income taxes(2)	(16,307)	25,065	30,323	9,344
Income (loss) from discontinued operations, net of taxes	(6,243)	(1,141)	69,197	(10,623)
Net income (loss)	(16,509)	14,550	89,262	(1,247)

Earnings (loss) per share from continuing operations:
Basic	$(0.15)	$0.23	$0.30	$0.14
Diluted	(0.15)	0.22	0.28	0.13
Earnings (loss) per share from discontinued operations:
Basic	$(0.09)	$(0.02)	$1.03	$(0.16)
Diluted	(0.09)	(0.02)	0.93	(0.14)
Earnings (loss) per share:
Basic	$(0.25)	$0.22	$1.33	$(0.02)
Diluted	(0.25)	0.20	1.21	(0.01)

Weighted average number of shares outstanding:
Basic	66,833	66,933	67,283	68,309
Diluted	66,833	74,563	74,414	76,112

(1)

IPR&D charges resulting from acquisitions were $0.4 million for the three months ended December 2007. Restructuring charges for the three months ended June 30, 2007, September 30, 2007 and December 31, 2007 were $2.5 million, $2.3 million and $1.8 million, respectively.

(2)

IPR&D charges resulting from acquisitions were $2.1 million for the three months ended December 2006. Restructuring charges for each of the three months ended March 31, 2006, June 30, 2006, and December 31, 2006 were $0.2 million, $1.9 million, and $0.8 million, respectively.

EXHIBIT INDEX

Exhibit Number	Description
10.7	Revolving Line of Credit Note dated as of December 15, 2007 made by the Registrant in favor of Wells Fargo Bank, National Association PDF as a courtesy
10.28	Employment Separation Agreement effective January 18, 2008 between the Registrant and Eric Gehl PDF as a courtesy
21.1	Subsidiaries of the Registrant PDF as a courtesy
23.1	Consent of PricewaterhouseCoopers LLP PDF as a courtesy
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy