Form 10-Q
period 2008-03-31
TEKELEC
filed 2008-05-08
CIK 790705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
YES    ☐        NO    ☒

      As of May 1, 2008, there were 65,212,283 shares of the registrant's common stock, without par value, outstanding.

Note: PDF provided as a courtesy

TEKELEC
TABLE OF CONTENTS
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TEKELEC
Unaudited Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2008	2007
ASSETS	(Thousands, except share data)
Current assets:
Cash and cash equivalents	$252,710	$105,550
Short-term investments, at fair value	63,749	313,922
Total cash, cash equivalents and short-term investments	316,459	419,472
Accounts receivable, net	130,037	147,092
Inventories	21,842	20,543
Income taxes receivable	24,199	28,361
Deferred income taxes	28,093	18,793
Deferred costs and prepaid commissions	51,872	57,203
Prepaid expenses and other current assets	11,126	14,726
Total current assets	583,628	706,190
Long-term investments, at fair value	119,487	-
Property and equipment, net	31,243	32,510
Investments in privately-held companies	18,553	18,553
Deferred income taxes, net	69,805	83,418
Other assets	1,350	1,320
Goodwill	22,951	22,951
Intangibles assets, net	16,252	16,948
Total assets	$863,269	$881,890

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,052	$45,388
Accrued expenses	30,796	21,259
Accrued compensation and related expenses	27,289	40,234
Convertible debt	125,000	125,000
Current portion of deferred revenues	175,856	166,274
Liabilities of discontinued operations	2,388	5,767
Total current liabilities	382,381	403,922
Deferred income taxes	1,248	1,295
Long-term portion of deferred revenues	9,871	8,917
Other long-term liabilities	6,038	6,569
Total liabilities	399,538	420,703

Commitments and Contingencies (Note 9)

Shareholders' equity:
Common stock, without par value, 200,000,000 shares authorized; 66,597,656 and 67,479,916 shares issued and outstanding, respectively	310,203	319,761
Retained earnings	152,860	139,379
Accumulated other comprehensive income	668	2,047
Total shareholders' equity	463,731	461,187
Total liabilities and shareholders' equity	$863,269	$881,890

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2008	2007
	(Thousands, except per share data)
Revenues	$118,243	$108,793
Cost of sales:
Cost of goods sold	39,946	51,902
Amortization of purchased technology	587	587
Total cost of sales	40,533	52,489
Gross profit	77,710	56,304
Operating expenses:
Research and development	24,408	22,207
Sales and marketing	18,204	18,665
General and administrative	14,257	13,032
Restructuring and other	(50)	-
Acquired in-process research and development	2,690	-
Amortization of intangible assets	109	46
Total operating expenses	59,618	53,950
Income from operations	18,092	2,354
Other income (expense), net:
Interest income	3,281	3,940
Interest expense	(1,132)	(895)
Gain (loss) on sale of investments	(2)	138
Other expense, net	(516)	(726)
Total other income, net	1,631	2,457
Income from continuing operations before provision for income taxes	19,723	4,811
Provision for income taxes	7,860	1,811
Income from continuing operations	11,863	3,000
Income (loss) from discontinued operations, net of taxes	1,618	(53,472)
Net income (loss)	$13,481	$(50,472)

Earnings per share from continuing operations:
Basic	$0.18	$0.04
Diluted	0.17	0.04

Earnings (loss) per share from discontinued operations:
Basic	$0.02	$(0.78)
Diluted	0.02	(0.76)

Earnings (loss) per share:
Basic	$0.20	$(0.73)
Diluted	0.19	(0.72)

Weighted average number of shares outstanding -
continuing operations:
Basic	67,517	68,914
Diluted	74,199	70,248

Weighted average number of shares outstanding:
Basic	67,517	68,914
Diluted	74,199	70,248

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	March 31,
	2008	2007
	(Thousands)

Net income (loss)	$13,481	$(50,472)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,294	(156)
Net unrealized loss on available-for-sale securities, net of income taxes	(2,673)	(107)
Comprehensive income (loss)	$12,102	$(50,735)

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2008	2007
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$13,481	$(50,472)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	(1,618)	53,472
Loss (gain) on sale of investments	2	(138)
Provision for doubtful accounts and returns	416	92
Inventory write downs	1,403	1,693
Depreciation	4,137	4,565
Amortization of intangibles	696	633
Amortization, other	327	753
Acquired in-process research and development	2,690	-
Deferred income taxes	5,182	-
Stock-based compensation	3,128	7,650
Excess tax benefits from stock-based compensation	(317)	(1,482)
Changes in operating assets and liabilities, net of business disposal:
Accounts receivable	16,169	33,888
Inventories	(3,420)	1,252
Deferred costs	5,331	13,217
Prepaid expenses and other current assets	2,820	(3,214)
Accounts payable	(24,062)	(1,867)
Accrued expenses	9,568	(9,686)
Accrued compensation and related expenses	(12,729)	(12,771)
Deferred revenues	11,599	(22,600)
Income taxes receivable/payable	3,631	9,222
Total adjustments	24,953	74,679
Net cash provided by operating activities - continuing operations	38,434	24,207
Net cash used in operating activities - discontinued operations	(889)	(3,708)
Net cash provided by operating activities	37,545	20,499
Cash flows from investing activities:
Proceeds from sales and maturities of investments	710,823	141,034
Purchases of investments	(584,524)	(170,299)
Purchases of property and equipment	(1,834)	(4,106)
Payments related to acquired in-process research and development	(2,690)	-
Other non-operating assets	(38)	76
Net cash provided by (used in) investing activities - continuing operations	121,737	(33,295)
Net cash provided by investing activities - discontinued operations	-	346
Net cash provided by (used in) investing activities	121,737	(32,949)
Cash flows from financing activities:
Payments for repurchase of common stock	(13,444)	-
Proceeds from issuance of common stock	758	8,337
Excess tax benefits from stock-based compensation	317	1,482
Net cash provided by (used in) financing activities	(12,369)	9,819
Effect of exchange rate changes on cash	247	183
Net change in cash and cash equivalents	147,160	(2,448)
Cash and cash equivalents, beginning of period	105,550	45,329
Cash and cash equivalents, end of period	252,710	42,881
Less cash and cash equivalents of discontinued operations	-	1,255
Cash and cash equivalents of continuing operations, end of period	$252,710	$41,626

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Changes in Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Tekelec and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X.

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

We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 are for the thirteen weeks ended March 28, 2008 and March 30, 2007, respectively.

The following unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2007.

Fair Value Measurement

Effective January 1, 2008, we adopted the provisions of SFAS 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 was issued in September 2006 and is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standards Board ("FASB") released FSP No. FAS 157-2 deferring the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities. It did not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Accordingly, we have applied the provisions of SFAS 157 only to financial assets as discussed below. Our adoption of SFAS 157 did not result in our recording any cumulative effect adjustments to retained earnings as of January 1, 2008.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. "the exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches, including quoted market prices and discounted cash flows. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company's judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

  Level 1 - Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.
  Level 2 - Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

  Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The financial assets for which we perform recurring remeasurements are cash equivalents, short-term investments and long-term investments. The financial assets for which we may be required to perform non-recurring remeasurements (e.g. an impairment of assets) are our investments in privately-held companies. The financial liabilities for which we perform recurring remeasurements are foreign currency forward contracts. We also estimate and disclose annually the fair value of our short-term convertible debt.

As of March 31, 2008, financial assets utilizing Level 1 inputs included cash equivalents and short-term investments traded on active securities exchanges and foreign currency forward contracts. Financial assets utilizing Level 2 inputs included municipal obligations that do not trade on a daily basis. Financial assets utilizing Level 3 inputs included long-term investments in auction rate securities collateralized by student loans. During the three months ended March 31, 2008, there were no identified events or changes in circumstances that would require us to remeasure our investments in privately-held companies.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, our degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, SFAS 157 requires that an asset or liability be classified in its entirety based on the lowest level of input that is significant to the measurement of fair value.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation, such as the recent illiquidity in the auction rate securities market. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition has caused, and in the future may cause, our financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

SFAS 157 requires that the valuation techniques used by us are consistent with at least one of the three possible approaches: the market approach, income approach, and/or cost approach. Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. Our Level 3 valuations are based on the income approach, specifically discounted cash flow analyses which utilize significant inputs that are not observable in active markets. Please refer to Note 4 to the accompanying unaudited condensed consolidated financial statements for additional information regarding fair value measurements.

Restructuring and Related Expenses

Our severance policy includes officer and employee severance plans that are communicated to all domestic employees and provide for pre- defined severance benefits. We account for costs incurred under these severance plans, with the exception of obligations created under labor laws such as the Workers' Adjustment and Retraining Notification Act (the "WARN Act"), in accordance with Statement of Financial Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). We account for obligations incurred under the WARN Act and local labor laws applicable to our international locations in accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminations Benefits" ("SFAS 88"). Under SFAS 112 and SFAS 88, we record these obligations when the obligations are estimable and probable.

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

Restructuring obligations are included in "Accrued expenses" and "Liabilities of discontinued operations" and the related costs are reflected as operating expenses in the accompanying unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which means that we will adopt SFAS 161 in our fiscal year 2009. The new standard requires enhanced disclosures about how derivative instruments and hedging activities affect an entity's financial position, financial performance and cash flows. For example, these disclosures include: (i) a tabular summary of the fair values of derivative instruments and their gains and cross-losses; (ii) disclosure of derivative features that are credit-risk-related to provide more information regarding an entity's liquidity; and (iii) referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. We are currently evaluating the impact, if any, of the adoption of SFAS 161 on our consolidated financial position, results of operations and cash flows.

Applying the Acquisition Method. In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS 141R"). SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 141R in our fiscal year 2009. SFAS 141R replaces SFAS 141 "Business Combinations" and requires that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, as well as for an acquirer to be identified for each business combination. SFAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial affects of the business combination. We are currently evaluating the impact, if any, of the adoption of SFAS 141R on our consolidated financial position, results of operations and cash flows.

Accounting for Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 160 in our fiscal year 2009. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity in the Consolidated Financial Statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We are currently evaluating the impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Note 2 — Acquisitions and Dispositions

Acquisition of Estacado Systems

On January 18, 2008, we entered into an asset purchase agreement with Estacado Systems, LLC ("Estacado") and acquired substantially all of the assets of Estacado for approximately $4.4 million, consisting of $2.7 million of cash at closing and an obligation to pay an additional $1.7 million of contingent consideration, as discussed further below. Estacado was a software development company whose employees were instrumental in the creation of Session Initiation Protocol ("SIP") and a number of its advanced features. We acquired Estacado in order to extend our depth in SIP-based intellectual property and to accelerate the development of the next generation and IP Multimedia Subsystem solutions for our customers.

We have allocated the initial payment of approximately $2.7 million to two technology projects under development ("In-Process Research and Development" or "IPR&D" projects) at the time of the acquisition. We evaluated these projects using the guidance in the AICPA's practice aid "Assets Acquired in a Business Combination Used in R&D: A Focus on Software, Electronic Devices and Pharmaceutical Industries -IPR&D", SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" and SFAS No. 2 "Accounting for Research and Development Costs." Under this guidance, we determined that the acquired IPR&D projects had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded the amount allocated to these IPR&D projects as an expense under the caption "Acquired in-process research and development" in the accompanying unaudited condensed consolidated statement of operations for the first quarter of 2008.

The first project acquired from Estacado relates to the development of three features sets: the SIPBasis Foundation SDK, SIPBasis Session Manager, and SIPBasis Change agent, all of which will be integrated with our TekSCIM product suite. We believe these features will enhance our TekSCIM product suite and accelerate the development of its features and functionality. This project was approximately 70% complete at acquisition date, and we estimate that we will incur an additional $1.0 million to $1.5 million of development costs to complete, with completion expected in early 2009. The second project acquired from Estacado relates to the development of a stand-alone solution, the Presence Server, which was also approximately 70% complete at acquisition date. We expect to incur an additional $0.6 million to complete this project, with completion expected in late 2009.

The purchase price also included approximately $1.7 million of consideration contingent upon the continued employment, by Tekelec, of certain former key employees of Estacado for a period of two years following the acquisition. This consideration will be paid to Estacado in four equal installments semi-annually, beginning on the six-month anniversary of the closing date. We are accruing this compensation expense quarterly based on our assessment of whether or not it is probable that these employees will be eligible for the payout. The unaudited condensed consolidated statement of operations for the three months ended March 31, 2008 includes a pro-rata portion of the first installment, as we believe it probable that this installment will be paid in the third quarter of 2008.

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

We classified the SSG business as discontinued operations in the first quarter of 2007 and thus the financial results of SSG are reported separately as discontinued operations for all periods presented. Summarized results of operations for SSG for the three months ended March 31, 2007 were as follows (in thousands):

Revenues	$20,982
Loss from discontinued operations before
provision for income taxes	$(25,882)
Provision for income taxes	(9,690)
Loss from discontinued operations, net of income taxes	(16,192)
Write-down of discontinued operations, net of taxes	(37,280)
Loss from discontinued operations, net of taxes	$(53,472)

Note 3 — Restructuring and Other Costs

The following table provides a summary of our restructuring activities and the remaining obligations as of March 31, 2008 (in thousands):

	Severance
	Costs and	Facility
	Related	Exit Costs
	Benefits	and Other	Total

Restructuring obligations, December 31, 2007	$4,595	$4,774	$9,369
Restructuring and related expenses recognized in 2008
SSG lease exit cost change in estimate	-	(2,527)	(2,527)
2008 Restructuring, net of change in estimate	-	170	170
Total restructuring and related expenses	-	(2,357)	(2,357)
Cash payments	(1,100)	(565)	(1,665)
Restructuring obligations, March 31, 2008	$3,495	$1,852	$5,347

In March 2008 we reached a settlement related to certain lease obligations for facilities that were utilized by our former SSG business unit. Under the settlement, we made a one-time payment of $0.3 million in March 2008 and agreed to make monthly payments through March 31, 2009 aggregating approximately $1.7 million. We have recorded an adjustment of $2.5 million to the restructuring liability associated with this lease termination, which we have included in "Income from discontinued operations, net of tax" in the accompanying unaudited condensed consolidated financial statements for the first quarter of 2008.

In addition, in the first quarter of 2008 we initiated a centralization of certain functions within our international operations (the "2008 Restructuring") and revised certain estimates associated with our 2007 restructuring activities. We have reflected a net expense reduction of $50,000 in "Restructuring and other" in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2008 associated with these activities and changes in estimate. This reduction in expense includes the $170,000 charge reflected in the above table, along with a reversal of approximately $220,000 of stock-based compensation expense resulting from the revision of certain estimates associated with the 2007 Restructuring activities.

Restructuring obligations are included in "Accrued expenses" and "Liabilities of discontinued operations" in the accompanying unaudited condensed consolidated balance sheets. We anticipate settling our remaining severance obligations during 2008 and the facility exit costs within the next twelve months. However, this is based on our current best estimate, which could change materially. We will continue to review the status of our restructuring activities quarterly and, if appropriate, record changes in our restructuring obligations in current operations based on our most current estimates.

Note 4 — Fair Value of Financial Instruments

The following table sets forth our financial instruments carried at fair value as of March 31, 2008 and December 31, 2007 (in thousands):

	Financial Instruments
	Carried at Fair Value
	March 31,	December 31,
	2008	2007
Assets:
Cash equivalents	$238,324	$76,089
Short-term investments	63,749	313,922
Long-term investments	119,487	-
Total assets	$421,560	$390,011

Liabilities:
Foreign currency forward contracts	$-	$-

The following table sets forth our financial instruments carried at fair value within the SFAS 157 hierarchy and using the lowest level of input as of March 31, 2008 (in thousands):

	Financial Instruments
	Carried at Fair Value
	Quoted prices	Significant other	Significant
	in active markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$238,324	$-	$-	$238,324
Short-term investments	59,983	3,766	-	63,749
Long-term investments	-	-	119,487	119,487
Total assets	$298,307	$3,766	$119,487	$421,560

Liabilities:
Foreign currency forward contracts	$-	$-	$-	$-

We entered into our foreign currency forward contracts on the last day of our fiscal quarter; therefore, the fair value is not significant as of March 31, 2008.

The following table sets forth a summary of changes in the fair value of our Level 3 financial assets for the three months ended March 31, 2008:

Level 3
Financial Assets
Long-Term
Auction Rate
Securities
Balance, beginning of period	$-
Transfers in (out) of level 3	127,400
Sales	(3,450)
Realized gains (losses)	-
Unrealized gains (losses) on securities held at period end	(4,463)
Balance, end of period	$119,487

Realized gains and losses from sales of our investments are included in "Other income (expense), net" and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be "other-than-temporary."

Beginning in February 2008 and continuing through March 31, 2008, we experienced failed auctions for our auction rate securities ("ARS") portfolio, resulting in our inability to sell these securities. Consequently, as set forth in the trust indentures, the coupon rate resets to a contractual rate, which may not be the current market rate. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer.

All of our ARS are AAA rated by one or more of the major credit rating agencies. Further, all of these securities are collateralized by student loans. At March 31, 2008, on a weighted average basis, approximately 92% of the underlying student loan collateral was issued under the Federal Family Education Loan Program ("FFELP"). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government.

The estimated fair value of our ARS portfolio was $119.5 million as of March 31, 2008, representing a $4.5 million decline below their cost basis. In determining whether a decline in fair value below the original cost is other-than-temporary, we use a systematic methodology that considers all available evidence, including the credit rating of the relevant trust, the parity score (a measure of the trust's ability to meet its obligations as they come due), general market conditions, and industry and sector performance, among other factors. We also consider the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment until recovery or, if necessary, to maturity, which ranges from four to thirty-four years.

When determining whether an impairment is other-than-temporary we consider all available information including: (i) if the market value of the investment is below its current carrying value for an extended period, which we generally define as nine to twelve months; (ii) if the issuer has experienced significant financial declines; or (iii) if the issuer has experienced significant changes in its credit quality, among other factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in earnings and a new cost basis in the investment is established. We currently believe that the decline in fair value of our ARS portfolio is temporary; therefore, we have not recorded any other-than-temporary charges in earnings. Accordingly, we have reflected the net of tax decline in the fair value of our ARS portfolio below cost basis in other comprehensive income and in "accumulated other comprehensive income" within shareholders' equity for the quarter ended March 31, 2008.

Note 5 — Financial Statement Details

Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31,	December 31,
	2008	2007
Accounts receivable	$137,280	$154,043
Less: Allowance for doubtful accounts and sales returns	7,243	6,951
	$130,037	$147,092

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$14,655	$16,334
Work in process	221	160
Finished goods	6,966	4,049
Total inventories	$21,842	$20,543

Note 6 — Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Purchased technology	$23,490	$23,490
Customer relationships	1,030	1,030
Non-compete contracts	240	240
	24,760	24,760
Less: accumulated amortization	(8,508)	(7,812)
Total intangible assets, net	$16,252	$16,948

Goodwill

The carrying amount of goodwill as of March 31, 2008 and December 31, 2007 is $23.0 million. As required by SFAS 142, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of any events that may indicate impairment.

Note 7 — Stockholder's Equity

In March 2008, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $50.0 million of our common stock pursuant to a Rule 10b5-1 trading plan adopted under the rules of the Securities and Exchange Commission. This program is in addition to the $50.1 million stock repurchase program completed in December 2007. Stock repurchases under this program will be funded from available working capital. The continuation of our stock repurchase activity will depend on several factors such as our working capital needs, our stock price, regulatory requirements, and other economic and market conditions. Our stock repurchase program may be terminated at any time.

As of March 31, 2008, approximately 1.1 million shares have been repurchased at an average price of $12.36 per share for approximately $13.4 million (including $33,000 of brokerage fees). These shares and the related repurchase amount have been reflected as a reduction to common stock. Through April 30, 2008, we have repurchased an aggregate of approximately 2.6 million shares at an average price of $12.92 per share for approximately $33.7 million (including $0.1 million in brokerage fees).

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

Tax liabilities can involve complex issues and may require an extended period to resolve. To the extent that the recovery of deferred tax assets does not reach the threshold of "more likely than not" based on our estimate of future taxable income in each jurisdiction, a valuation allowance is established. While we have considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing our valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to income an adjustment to the valuation allowance in the period such a determination was made.

Our U.S. Federal income tax returns for 2003 through 2006 have been selected for examination by the Internal Revenue Service ("IRS"). While the final resolution of the IRS's pending examination is uncertain, we believe that we have made adequate provision in the accompanying unaudited condensed consolidated financial statements for any adjustments that the IRS may propose with respect to the U.S. Federal income tax returns. Based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations. We may, however, receive an assessment related to the audit of our U.S. income tax returns that exceeds amounts provided for by us. In the event of such an assessment, there exists the possibility of a material adverse impact on our results of operations for the period in which the matter is ultimately resolved or an unfavorable outcome is more likely than not to occur.

During the next twelve months, we expect to settle the IRS examination of our 2003 through 2006 income tax returns. This may result in changes to our estimates related to previously unrecognized income tax benefits or increase our tax obligations. The range of previously unrecognized benefits or additional tax liabilities that might be recognized if this settlement occurs cannot be reasonably estimated at this time, but may have a material impact on our consolidated effective tax rate.

Primarily as a result of the disposition of our former SSG business unit in early 2007, a significant number of employee stock options expired unexercised during 2007, resulting in the exhaustion of our "pool of windfall tax benefits" as of December 31, 2007 under SFAS 123R. As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under SFAS 123R will negatively impact our effective tax and increase its volatility, resulting in a reduction of our earnings. SFAS 123R requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs. For the three months ended March 31, 2008, we recorded a discrete item of approximately $1.6 million in the provision for income taxes related to stock-based compensation pursuant to SFAS 123R.

Note 9 — Commitments and Contingencies

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

Note 10 — Stock-Based Compensation

Total stock-based compensation recognized in our condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Three months ended March 31, 2008
Cost of goods sold	$297	$74	$371
Research and development	558	104	662
Sales and marketing	465	282	747
General and administrative (1)	791	557	1,348
Total continuing operations	$2,111	$1,017	$3,128

Three months ended March 31, 2007
Cost of goods sold	$477	$42	$519
Research and development	993	21	1,014
Sales and marketing	906	111	1,017
General and administrative	1,616	570	2,186
Total continuing operations	3,992	744	4,736
Discontinued operations	2,840	74	2,914
Total	$6,832	$818	$7,650

(1)   Included in the general and administrative expense amount is the reversal of approximately $0.2 million of stock-based compensation expense resulting from the revision of our 2007 restructuring activities estimate.

Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended March 31, 2008 and 2007 such that expense was recorded only for those stock-based awards that are expected to vest.

Note 11 — Operating Segment Information

We consider ourselves to be in a single reportable segment under SFAS 131, specifically the development and sale of signaling telecommunications and related value added applications and services.

Enterprise-Wide Disclosures

The following table sets forth, for the periods indicated, revenues from external customers by our principal product line (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007
Product revenues:
Eagle and other signaling products	$76,784	$55,817
Number portability products	3,374	8,683
Performance management and
monitoring products	3,853	9,424
Total product revenues	84,011	73,924
Warranty revenues	17,435	17,837
Professional and other services revenues	16,797	17,032
Total revenues	$118,243	$108,793

We conduct business in a number of foreign countries and are organized into three geographic regions. The three regions are: (1) North America, comprised of the United States and Canada, (2) "EAAA," comprised of Europe and the Middle East, Asia Pacific (including China and India), Africa and Australia, and (3) "CALA," comprised of the Caribbean and Latin America, including Mexico. Revenue is attributed to a particular geographical region based on where the products are shipped or where the services are performed. The following table sets forth, for the periods indicated, revenues from external customers by geographic region (in thousands):

	Revenues from External Customers
	By Geographic Region
	Three Months Ended
	March 31,
	2008	2007
North America(1)	$55,588	$58,640
EAAA	46,101	21,436
CALA	16,554	28,717
Total revenues from external customers	$118,243	$108,793

(1)   North America includes revenues in the United States of $54,211 and $52,087 for the three months ended
       March 31, 2008 and 2007, respectively.

For the three months ended March 31, 2008, sales to the merged AT&T entities (comprised of AT&T, Cingular, SBC Communications, Inc. and others) represented 16% of our revenue, sales to Verizon represented 13% of our revenues, and sales to the Orange Group represented 10% of our revenues.

For the three months ended March 31, 2007, sales to the merged AT&T entities represented 21% of our revenues and sales to Carso Global Telecom (Telefonos De Mexico and America Movil) represented 18% of our revenues.

The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment, investment in a privately held company and other assets by geographic region (in thousands):

	Long-Lived Assets
	By Geographic Region
	March 31,	December 31,
	2008	2007
United States	$47,576	$48,758
Other	3,570	3,625
Total long-lived assets	$51,146	$52,383

Note 12 — Earnings Per Share - Continuing Operations

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings from continuing operations per share computations for the three months ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	Income from
	Continuing
	Operations	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2008:
Basic income from continuing operations per share	$11,863	67,517	$0.18
Effect of dilutive securities	-	321
Effect of "if-converted" method applied to convertible debt	581	6,361
Diluted income from continuing operations per share	$12,444	74,199	$0.17

For the Three Months Ended March 31, 2007:
Basic income from continuing operations per share	$3,000	68,914	$0.04
Effect of dilutive securities	-	1,334
Diluted income from continuing operations per share	$3,000	70,248	$0.04

The computation of diluted earnings from continuing operations per share excludes unexercised stock options, restricted stock units, and potential shares issuable upon conversion of our senior subordinated convertible notes that are anti-dilutive. The following common stock equivalents were excluded from the earnings from continuing operations per share computation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Weighted average number of stock options and SARs excluded
due to the exercise price exceeding the average fair value of our
common stock during the period	8,655	13,241
Shares issuable upon conversion of our convertible debt	-	6,361
Total common stock equivalents excluded from diluted net
income from continuing operations per share computation	8,655	19,602

There were no transactions subsequent to March 31, 2008, which, had they occurred prior to April 1, 2008, would have changed materially the number of shares in the basic or diluted earnings from continuing operations per share computations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview of Our Business and Products

We are a leading global provider of telecommunications network systems and software applications, which we design, develop, manufacture, market, sell and support. Our applications include: (i) high performance; network-centric, mission critical applications for signaling and session control; and (ii) complementary applications that enable service providers to better measure, manage, and monetize the communication services they provide. Our network applications enable our customers to optimize their network efficiency and performance and to provide basic and enhanced voice and data services to their subscribers. Our customers include traditional landline telecommunications carriers, mobile communications operators, emerging competitive service providers and cable television service providers who are offering communication services.

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

In addition to striving to maintain an effective system of internal control over financial reporting, we also strive to follow the highest ethical and professional standards in measuring and reporting our financial performance. Specifically, we have adopted a code of conduct for all of our employees and directors that requires a high level of professionalism and ethical behavior. We believe that our accounting policies are prudent and provide a clear view of our financial performance. We utilize our internal audit function to help ensure that we follow these accounting policies and to independently test our internal control. Further, our Disclosure Committee, composed primarily of senior financial and legal personnel, helps ensure the completeness and accuracy of the reporting of our financial results and our other disclosures. In performing its duties, the Disclosure Committee consults with and obtains relevant information from key functional areas such as operations, finance, customer service and sales, including the utilization of an internal certification process that solicits responses from these functional areas. Prior to the release of our financial results, key members of our management review our operating results and significant accounting policies and estimates with our Audit Committee, which consists solely of independent members of our Board of Directors.

Operating Environment and Key Factors Impacting our 2008 Results

Today, the majority of our orders and revenue are derived from our Eagle product line. The Eagle product platform can accommodate: (i) TDM (SS7); (ii) SIGTRAN (SS7 over IP); and (iii) a number of other protocols and network applications.

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

While this trend is global in nature, there remain considerable differences by geography in service provider networks, as well as in the economic opportunities that service providers are attempting to capitalize upon. These differences generally affect the decision as to when and how service providers adopt newer technologies and commence their transition to a converged network. As a result, we expect adoption of, and thus demand for, the networking technologies to vary from market to market

While the transition to IMS is occurring more slowly than originally anticipated, the slower market adoption of our IMS-based products has been offset by continued demand for our SS7- and SIGTRAN-based products. Should the transition to IMS accelerate, we believe our products and services may provide our customers with key components to successfully migrate to IMS. Thus, we believe our expertise in network signaling, coupled with our increasing abilities to provide our customers expanded products and services geared for a next-generation network environment, positions us to take advantage of the opportunities presented by the migration to IMS.

Summary of Operating Results and Key Financial Metrics

The following is a brief summary of our performance relative to certain key financial metrics for our continuing operations as of, and for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 (in thousands, except earnings per share and days sales outstanding, or DSO):

	Three Months Ended March 31,
	2008	2007
Statement of operations statistics:
Orders	$82,402	$79,206
Revenues	$118,243	$108,793
Operating income	$18,092	$2,354
Diluted earnings per share	$0.17	$0.04
Cash flows from operations for continuing operations	$38,434	$24,207

	March 31,	December 31,
	2008	2007
Balance sheet statistics:
Cash, cash equivalents and short-term investments	$316,459	$419,472
Accounts receivable, net	$130,037	$147,092
Days sales outstanding (DSO)	57 days	69 days
Backlog	$381,155	$416,996
Deferred revenue	$185,727	$175,191
Working capital	$201,247	$302,268
Shareholders' equity	$463,731	$461,187

Orders increased by 4% on a year-over-year basis from $79.2 million in the first quarter of 2007 to $82.4 million in the first quarter of 2008. We continued to grow our orders on a year-over-year basis as a result of the continued strong demand for our products internationally. We were particularly pleased with our orders for the first quarter of 2008, as we had achieved record orders in the fourth quarter of 2007, a portion of which were from orders that we had originally anticipated receiving in the first quarter of 2008. Our first quarter results, and in particular orders, are typically impacted by our customers' capital spending plans and patterns which tend to result in lower orders in the first half of the year as companies finalize their capital spending plans, and higher orders in the second half of the year as companies strive to fully utilize their budgets.

Revenues increased by 9% to $118.2 million in the first quarter of 2008 from $108.8 million in the first quarter of 2007. The growth in quarterly revenues was due primarily to an increase in revenues from our Eagle and other signaling products, particularly in our EAAA region.

Operating Income from Continuing Operations increased from $2.4 million in the first quarter of 2007 to $18.1 million in the first quarter of 2008, primarily due to higher revenues and an improvement in gross margins. Our gross margins improved due to a favorable product mix (i.e., larger percentage of revenues from our higher margin Eagle and other signaling products extensions). Offsetting these favorable items were higher operating expenses, particularly in internal and acquired in-process R&D, as we continue to invest in our development efforts for new products and product enhancements.

Diluted Earnings per Share from Continuing Operations for the first quarter of 2008 were also positively impacted by the revenue and operating income improvements for the reasons discussed above, resulting in an increase in earnings per share from $0.04 in the first quarter of 2007 to $0.17 in the first quarter of 2008.

Cash Flow from Operations for continuing operations increased to $38.4 million in the first quarter of 2008 from $24.2 million in the first quarter of 2007, primarily as a result of year-over-year increase in earnings from continuing operations as discussed above.

Cash, Cash Equivalents and Short-Term Investments decreased during the three months ended March 31, 2008 by $103.0 million, or 25%, primarily due to the reclassification of $124.0 million of our auction rate securities portfolio previously included in short-term investments to long-term investments. Also contributing to the decrease was the repurchase of common stock of $13.4 million, partially offset by $38.4 million generated by operating cash flows from continuing operations.

Accounts Receivable decreased by $17.1 million during the three months ended March 31, 2008 to $130.0 million. This decrease is primarily attributable to significant cash collections in the first quarter of 2008. Our first quarter collections are favorably impacted by the seasonality of our billings, as the fourth quarter of each year is typically our highest quarter of billings. This provides us with a larger base on which to collect in the first quarter of each year.

Our Days Sales Outstanding ("DSO") has decreased to 57 days as of March 31, 2008 from 69 days as of December 31, 2007, primarily due to strong collections of accounts receivable for the reasons discussed above. Upon the achievement of certain milestones as defined in our customer contracts, we invoice our customers for deliverables according to the terms of the contract, which often results in the recognition of a receivable prior to the recognition of revenue. As a result, a corresponding amount of deferred revenue is recorded related to the billing. For purposes of calculating DSO, amounts included in deferred revenue related to accounts receivable are netted against such accounts receivable.

Backlog has decreased by $35.8 million, or 9%, from December 31, 2007 to March 31, 2008, principally due to the seasonality of our first quarter orders (the first quarter is typically the lowest quarter for orders) and the 9% year-over-year growth in revenue.

Deferred Revenue increased by $10.5 million, or 6%, from $175.2 million as of December 31, 2007 to $185.7 million as of March 31, 2008, due primarily to a number of sale arrangements in the quarter that required deferral of revenues, primarily related to our international customers, as well as increases related to our installed base of customers under our extended warranty services.

Working Capital decreased by $101.1 million, or 33%, from $302.3 million as of December 31, 2007 to $201.2 million as of March 31, 2008, primarily due to the reduction in short-term investments of $124.0 million discussed above, partially offset by cash flows from operations of $38.4 million.

Shareholders' Equity increased by $2.5 million in the three months ended March 31, 2008 from $461.2 million as of December 31, 2007 to $463.7 million as of March 31, 2008, due primarily to: (i) net income of $13.5 million for the period; (ii) proceeds from the issuance of common stock under our equity compensation plans of $0.8 million; and (iii) an increase in common stock resulting from stock-based compensation of $3.1 million. Partially offsetting these increases is our repurchase of $13.4 million of common stock under our previously announced stock repurchase program.

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

As a result of following the residual method, the majority of our revenue in any given quarter is derived from our existing backlog of orders. While the timing of revenue recognition from receipt of an order varies from days to multiple years, on average we believe that our orders turn to revenue within six to twelve months, depending on the product line, geographic region and the size of the order, along with whether the order is from a new or existing customer. Accordingly, our near term revenue growth depends significantly on our existing backlog. Our long-term growth is more dependent on growth in orders, or more specifically, our ability to achieve a positive book-to-bill ratio.

The timing of revenue recognition may vary significantly from quarter to quarter depending on the shipment arrangements and other terms of our customer orders. Also, because a majority of the costs incurred within our customer service organization are fixed and do not necessarily fluctuate directly with revenues recognized, a decline in revenues is likely to result in a decrease in our gross margins. In addition, because a significant portion of our operating expenses, such as research and development expenses, sales and marketing expenses, and general and administrative expenses, is fixed and does not fluctuate proportionally with revenue recognized, the amount of such operating expenses as a percentage of revenues may vary significantly from period to period.

Revenues

Revenues increased by 9% to $118.2 million in the first quarter of 2008 from $108.8 million in the first quarter of 2007. The growth in quarterly revenues was due primarily to an increase in revenues from our Eagle and other signaling products, particularly in our EAAA region. The following discussion provides a more detailed analysis of our changes in revenues by geography, product line, and revenue type (i.e., product, service and warranty).

Revenues by Geographical Region

The following table sets forth revenues from the three geographic regions in which we generate sales of our products: North America, EAAA, and CALA (dollars in thousands):

	For the Three Months Ended
	March 31,		Change
	2008	2007	2007 to 2008
North America	$55,588	$58,640	$(3,052)	(5)%
EAAA	46,101	21,436	24,665	115%
CALA	16,554	28,717	(12,163)	(42)%
Total revenues	$118,243	$108,793	$9,450	9%

In the first quarter of 2008, our revenues increased significantly in the EAAA region, primarily due to the completion of several large Eagle and other signaling product projects. The CALA decrease is primarily driven by the timing of revenue recognition for several large orders that were completed in the first quarter of 2007. Our orders in CALA continue to show year-over-year growth and, therefore, we continue to expect a significant revenue contribution from the CALA region in 2008.

Revenues by Product Line

In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our product lines. Revenues from each of our product lines for the three months ended March 31 2008 and 2007 are as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2008	2007	2007 to 2008
Product revenues:
Eagle and other signaling products	$76,784	$55,817	$20,967	38%
Number portability products	3,374	8,683	(5,309)	(61)%
Performance management and
monitoring products	3,853	9,424	(5,571)	(59)%
Total product revenues	84,011	73,924	10,087	14%
Warranty revenues	17,435	17,837	(402)	(2)%
Professional and other services revenues	16,797	17,032	(235)	(1)%
Total revenues	$118,243	$108,793	$9,450	9%

Product Revenues

Our product revenues have increased by $10.1 million, or 14%, in the first quarter of 2008 compared with the first quarter of 2007, primarily due to growth in international revenues from our Eagle and other signaling products as we continue to expand our international footprint for our signaling products. Offsetting this growth is a decrease in number portability and monitoring product revenues within North America. Number portability revenues decreased due to the slowing growth opportunities for these products in the North American market, as we have significantly penetrated these markets in previous periods. We expect that we may see near to mid-term growth from this product line as more countries mandate this feature, particularly in the CALA region. Our performance management and monitoring products revenues also decreased, principally due to lower orders for this product line in the first half of 2007 (orders for this product line typically convert to revenue between nine and fifteen months subsequent to our receipt of the order). Given the record orders for this product line in the second half of 2007, we expect that revenue from this product line will return to sequential growth during 2008.

Domestically, our product revenues are impacted by a variety of factors, including: (i) industry consolidation resulting in delay and/or decline in our customer orders; (ii) the introduction of new technologies, such as SIGTRAN, at a significantly lower price per equivalent link than existing technologies, resulting in reductions in our order value, revenues and gross margins; and (iii) the amount of signaling traffic generated on our customers' networks, impacting our volume of orders. We derive the majority of product revenues in North America from wireless operators, and wireless networks generate significantly more signaling traffic than wireline networks. As a result, these networks require significantly more signaling infrastructure. Signaling traffic on our wireless customers' networks may be impacted by several factors, including growth in the number of subscribers, the number of calls made per subscriber, roaming and the use of additional features, such as text messaging.

Internationally, in addition to depending on the factors affecting our domestic sales growth described above, our product revenue growth depends on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor, and our ongoing ability to meet the signaling requirements of the newly acquired customers. As indicated previously, we have experienced significant growth in our international revenues and, as much of this growth has been derived from sales of Eagle initial systems, we believe that we are building a base for future revenues from our higher margin extension and number portability products.

Warranty Revenues

Warranty revenues include revenues from our (i) standard warranty coverage, which is typically provided at no charge for the first year but is allocated a portion of the arrangement fee in accordance with SOP 97-2, and (ii) our extended warranty offerings. After the first year warranty, our customers typically prepay warranty services for periods up to a year, which we reflect in deferred revenues. We recognize the revenue associated with our warranty services ratably over the term of the warranty arrangement based on the number of days the contract is outstanding during the period. Warranty revenues decreased by 2% in the first quarter of 2008 compared to the first quarter of 2007 despite an increase in our installed base of customers, principally due to the timing of receipt of warranty renewals from our customers and recognition of approximately $1.5 million of warranty revenue in the first quarter of 2007 previously deferred as required by SOP 97-2 until all products had been delivered.

The timing of recognition of our warranty revenue may be impacted by, among other factors: (i) delays in receiving purchase orders from our customers; (ii) the inability to recognize any revenue, including revenue associated with first year warranty, until the delivery of all product deliverables associated with an order is complete; and (iii) receipt of cash payments from the customer in cases where the customer is deemed a credit risk.

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

Professional and other services revenues for the first quarter of 2008 remained comparable to the first quarter of 2007. Regardless of the mix of products purchased (for example, initial or extension Eagle systems), new customers require a greater amount of installation, training and other professional services at the initial stages of deployment of our products. As our customers gain more knowledge of our products, the follow-on orders generally do not require the same levels of services and training, as our customers tend to either: (i) perform the services themselves; (ii) require limited services; such as installation only; or (iii) require no services, and, in particular, no database migration or training services.

Cost of Sales

In order to better understand our cost structure, we analyze and present our costs and expenses in the categories discussed below:

Cost of goods sold

Cost of goods sold includes: (i) materials, labor, and overhead costs incurred internally and paid to contract manufacturers to produce our products; (ii) personnel and other costs incurred to install our products; and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for the three months ended March 31, 2008 and 2007 were as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2008	2007	2007 to 2008
Cost of good sold	$39,946	$51,902	$(11,956)	(23)%
Revenues	118,243	108,793	9,450	9%
Cost of good sold as a percentage of revenues	34%	48%

Cost of goods sold decreased by 23% in the first quarter of 2008 as compared to the same period in 2007. This decrease in costs is primarily due to (i) a shift in our 2008 product mix to our higher margin Eagle and other signaling product extensions; (ii) the recognition of revenue associated with certain lower margin orders of Eagle and other signaling product initial systems in 2007; and (iii) higher installation service costs on international arrangements in 2007.

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

Amortization of Purchased Technology

Amortization of purchased technology for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007
Amortization of purchased technology related to:
iptelorg	$105	$105
Steleus	482	482
Total	$587	$587

Research and Development Expenses

Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for the three months ended March 31, 2008 and 2007 (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2008	2007	2007 to 2008
Research and development	$24,408	$22,207	$2,201	10%
Percentage of revenues	21%	20%

The following is a summary of the year-over-year fluctuations in our research and development expenses during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 (in thousands):

2007 to 2008
Increase (decrease) in:
Salaries, benefits and incentive compensation	$1,941
Stock-based compensation	(352)
Consulting and professional services	184
Facilities and depreciation	435
Other	(7)
Total	$2,201

We have made and intend to continue to make substantial investments in product and technology development. We believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness. In addition, our continued success in winning new customers and new number portability orders outside North America has required investment in International Telephone Union ("ITU") and other local feature development to respond to international customer requirements.

Our increased investment from 2007 to 2008 was principally within our employee related expenses. In particular, the salaries, benefits and incentive compensation increase reflects: (i) increased investment in key internal resources; (ii) increases in incentive compensation due to improved operating performance; and (iii) the addition of Estacado's employees to our research and development team in the first quarter of 2008. Similarly, the increase in facilities and depreciation costs in 2008 are due primarily to the expansion of space within our corporate headquarters dedicated to research and development activities as compared to 2007 and the addition of the facilities utilized by Estacado. Partially offsetting these increases was a decrease in stock-based compensation as a result of fewer equity grants.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including: (i) salaries, commissions and related costs; (ii) outside contract personnel; (iii) facilities costs; and (iv) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for the three months ended March 31, 2008 and 2007 (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2008	2007	2007 to 2008
Sales and marketing expenses	$18,204	$18,665	$(461)	(2)%
Percentage of revenues	15%	17%

The following is a summary of the year-over-year fluctuation in our sales and marketing expenses during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 (in thousands):

2007 to 2008
Increase (decrease) in:
Salaries, benefits and incentive compensation	$501
Stock-based compensation	(270)
Sales commissions	487
Marketing and advertising	(903)
Other	(276)
Total	$(461)

The decrease in sales and marketing expenses in the first quarter of 2008 was primarily attributable to reductions in our marketing and advertising activities as we seek to leverage our direct sales force and better focus our other marketing activities. This strategy has allowed us to reduce our sales and marketing expenses as a percentage of revenues in the first quarter of 2008 compared to the first quarter of 2007. Also contributing to the decrease is stock-based compensation expense related to fewer equity grants. Partially offsetting the above reductions were increases in employee-related costs (i.e., salaries, benefits, incentive compensation and sales commissions) resulting primarily from the growth in orders and revenue in the first quarter of 2008. The size of our sales and marketing workforce and related expenses varies to a greater degree in response to the growth in our orders and backlog than to the growth in revenues.

General and Administrative Expenses

General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, business development, finance, information technology and human resources personnel) and consist of: (i) salaries and related compensation costs; (ii) consulting and other professional services (e.g., litigation and other outside counsel fees, audit fees and costs associated with compliance with the Sarbanes-Oxley Act of 2002); (iii) facilities and insurance costs; and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for the three months ended March 31, 2008 and 2007 (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2008	2007	2007 to 2008
General and administrative expenses	$14,257	$13,032	$1,225	9%
Percentage of revenues	12%	12%

The following is a summary of the year-over-year fluctuation in our general and administrative expenses during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 (in thousands):

2007 to 2008
Increase (decrease) in:
Salaries, benefits and incentive compensation	$7
Stock-based compensation	(616)
Consulting and professional services	1,599
Facilities and depreciation	100
Bad debt expense	324
Other	(189)
Total	$1,225

The increase in general and administrative expenses in the first quarter of 2008 was primarily driven by an increase in consulting and professional services resulting from an increase in litigation-related fees and expenses of $0.9 million associated with an arbitration involving our former President and CEO, Fred Lax. Specifically, as a result of our 2006 restatement of certain prior period financial statements, Mr. Lax was unable to exercise certain stock options prior to their expiration. Mr. Lax commenced arbitration proceedings against us, seeking, among other amounts, compensation for the alleged value of his expired stock options and the cost of legal fees associated with the arbitration. In April 2008, a preliminary award was issued in favor of Mr. Lax for approximately $0.6 million plus attorneys' fees. We are evaluating our rights of appeal in this manner. Further contributing to the year-over-year increase of consulting and professional services during the first quarter of 2008 were certain one-time expense reductions in the first quarter of 2007 due to reimbursement of $0.9 million of legal fees incurred during 2006 in connection with a dispute over a previously leased facility. Partially offsetting the increase in consulting and professional services was a decrease in stock-based compensation expense due to fewer equity grants.

Acquired in-Process Research and Development

As further disclosed in Note 2 to our unaudited condensed consolidated financial statements, in the first quarter of 2008, we acquired rights to two IPR&D projects which we believe will accelerate the development of next generation and IMS solutions for our customers. At the time of acquisition, these technologies were under development and had no alternative future use. Accordingly, we reflected a charge of $2.7 million as acquired in-process research and development expense in the first quarter of 2008.

Amortization of Intangible Assets

As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
iptelorg	$20	$20
Steleus	89	26
Total	$109	$46

The increase in amortization of intangible assets for the first quarter of 2008 is due to a change in estimate relating to the remaining useful lives of certain intangible assets based on an analysis performed in the fourth quarter of 2007.

Other Income and Expense

For the three months ended March 31, 2008 and 2007, other income and expenses were as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2008	2007	2007 to 2008
Interest income	$3,281	$3,940	$(659)	(17) %
Interest expense	(1,132)	(895)	(237)	26%
Gain (loss) on sale of investments	(2)	138	(140)	(101) %
Other, net	(516)	(726)	210	(29) %
Other income (expense), net	$1,631	$2,457	$(826)	(34) %

Interest Income and Expense. Interest income decreased during the three months ended March 31, 2008 due to a shift from higher yielding investments into lower yielding cash and cash equivalents during the first quarter of 2008 as compared to the first quarter of 2007 as we sought to reduce our exposure to the credit and liquidity crisis in the U.S. markets in early 2008.

Other, net. Other, net for the three months ended March 31, 2008 and 2007 consists primarily of foreign currency exchange gains, net of losses, on foreign currency forward contracts used to hedge our exposure to foreign currency risks and translation adjustments from consolidating our international subsidiaries. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. Dollar and will therefore be exposed to greater risk related to foreign currency fluctuation and translation adjustments. We continue to explore ways to minimize our exposure in this area.

Provision for Income Taxes

The income tax provisions on continuing operations for the three months ended March 31, 2008 and 2007 were approximately $7.9 million and $1.8 million, respectively. The effective tax rates on continuing operations for the three months ended March 31, 2008 and 2007 were 40% and 38%, respectively.

The increase in the effective tax rate from March 31, 2007 to March 31 2008 is due primarily to (i) the fact that the U.S. Congress had not extended the research and development tax credit for the current year by March 31, 2008; and (ii) our recording of a $1.6 million discrete item related to stock-based compensation pursuant to SFAS 123R for the reasons discussed below. The discrete item related to stock-based compensation is the primary reason for the difference between the effective rate for the quarter ended March 31, 2008 and the statutory rate of 35%.

Primarily as a result of the disposition of our former SSG business unit in early 2007, a significant number of employee stock options expired unexercised during 2007, resulting in the exhaustion of our "pool of windfall tax benefits" as of December 31, 2007 under SFAS 123R. As a result, future cancellations or exercises that result in a tax benefit that is less than the related deferred tax asset recognized under SFAS 123R will negatively impact our effective tax rate and increase its volatility, resulting in a reduction of our earnings. SFAS 123R requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs.

Liquidity and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital decreased by $101.1 million, or 33%, from $302.3 million as of December 31, 2007 to $201.2 million as of March 31, 2008, primarily due to the reduction in short-term investments as a result of reclassification of $124.0 million of our auction rate securities ("ARS") portfolio to long-term investments. This decrease was partially offset by positive cash flows generated from continuing operations of $38.4 million. With our working capital position, we believe that we have the flexibility to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, and accounts receivable, reduced by trade accounts payable, accrued expenses, accrued compensation and related expenses, and the current portion of deferred revenues. Our cash, cash equivalents and short-term investments were $316.5 million and $419.5 million as of March 31, 2008 and December 31, 2007, respectively. In addition, as of March 31, 2008, we had a $30.0 million line of credit collateralized by a pledged investment account held with an intermediary financial institution. As of March 31, 2008, there were no outstanding borrowings under this facility; however, we had utilized approximately $1.7 million of the facility to secure letters of credit.

Beginning in February 2008 and continuing through March 31, 2008, we experienced failed auctions for our ARS portfolio, resulting in our inability to sell these securities. Consequently, as set forth in the applicable trust indentures, the coupon rate resets to a contractual rate, which may not be the current market rate. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer. All of our ARS are AAA rated by one or more of the major credit rating agencies. Further, all of these securities are collateralized by student loans. At March 31, 2008, on a weighted average basis, approximately 92% of the underlying student loan collateral was issued under the Federal Family Education Loan Program (FFELP). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government.

As discussed in Part II, Item 2 of this Form 10-Q, in the first quarter of 2008 we initiated a stock buy back program. Through the end of the 2008 first quarter, we repurchased a total of approximately 1.1 million shares for approximately $13.4 million. These repurchases were funded from our working capital.

We currently have $125.0 million outstanding of 2.25% Senior Subordinated Convertible Notes due June 2008 (the "Notes") which were issued under an Indenture dated as of June 17, 2003 between Deutsche Bank Trust Company Americas (the "Trustee") and us. There are no financial covenants related to the Notes, no restrictions on the payment of dividends and no restrictions concerning additional indebtedness. We currently expect to repay this debt in accordance with its terms when it comes due in June 2008.

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

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations was $38.4 million and $24.2 million for the three months ended March 31, 2008 and 2007, respectively.  The increase in our cash flows from continuing operations was primarily the result of the year-over-year increase in earnings from continuing operations. Our cash flows from continuing operations were primarily derived from: (i) our earnings from ongoing operations prior to non-cash expenses such as stock-based compensation, depreciation, amortization, bad debt, write-downs of inventory, non-cash impairment charges, and deferred income taxes; and (ii) changes in our working capital, which are primarily composed of changes in accounts receivable, inventories, deferred revenue and associated deferred costs, accounts payable, accrued expenses and accrued payroll and related expenses.

We currently anticipate that we will generate positive cash flow from continuing operations during 2008. Our ability to meet this expectation depends on our ability to achieve positive earnings. Our ability to generate future cash flows from operations could be negatively impacted by: (i) a decrease in demand for our products, which are subject to technological changes and increasing competition, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy; and (ii) a continued increase in the percentage of our revenues from international customers, which typically require longer payment terms. Accordingly, our quarterly cash flows from operations may fluctuate significantly.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities of continuing operations was $121.7 million and ($33.3) million for the three months ended March 31, 2008 and 2007, respectively. Our cash flows from investing activities primarily relate to purchases and sales of investments and purchases of property and equipment. During the first quarter of 2008, we sold a significant portion of our short-term investment portfolio resulting in proceeds of $126.3 million (net of purchases of investments), as compared to net investments of $29.3 million (net of proceeds from sales) in the first quarter of 2007. Our investment in new property and equipment and acquired in-process research and development technology amounted to $4.5 million and $4.1 million during the three months ended March 31, 2008 and 2007, respectively.

We continue to closely monitor our capital expenditures, while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our workforce. Accordingly, we expect our total capital expenditures to be between $18.0 million and $22.0 million for 2008.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was ($12.4) million and $9.8 million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, our financing activities primarily consisted of a $13.4 million repurchase of our common stock, partially offset by proceeds of $0.8 million from net issuances of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan. For the three months ended March 31, 2007, our financing activities consisted primarily of proceeds of $9.8 million from the issuance of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises.

Critical Accounting Policies and Estimates

For information about our other critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2007 Form 10-K.

Fair Value Measurement

Effective January 1, 2008, we adopted the provisions of SFAS 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 was issued in September 2006 and is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standards Board ("FASB") released FSP No. FAS 157-2 deferring the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities. It did not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Accordingly, we have applied the provisions of SFAS 157 only to financial assets and liabilities as discussed below. Our adoption of SFAS 157 did not result in our recording any cumulative effect adjustments to retained earnings as of January 1, 2008.

Beginning in February 2008 and continuing through March 31, 2008, we experienced failed auctions for our auction rate securities ("ARS") portfolio, resulting in our inability to sell these securities. Consequently, as set forth in the applicable trust indentures, the coupon rate resets to a contractual rate, which may not be the current market rate. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer.

All of our ARS are AAA rated by one or more of the major credit rating agencies. Further, all of these securities are collateralized by student loans. At March 31, 2008, on a weighted average basis, approximately 92% of the underlying student loan collateral was issued under the Federal Family Education Loan Program (FFELP). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government.

In determining the value of our ARS as of March 31, 2008 we utilized a discounted cash flow valuation model with the major inputs to such model based on our estimates of the assumptions that market participants would use in valuing these instruments. Specifically, we used the following key inputs to our valuation model:

  Term-we estimated a five-year expected life of the instruments, based on our expectations of the time in which it would take for (i) the instruments to be called by the issuer, (ii) liquidity to be restored to the market place, or (iii) the instruments to mature in accordance with their terms.

  Discount Rate-we determined the discount rate based on quoted yields of similar publicly traded instruments (i.e., similar collateral, terms, credit quality, etc.).

  Liquidity Discount-we utilized a liquidity discount in valuing the individual securities ranging from approximately 1.5% to 3.75%, depending on the individual security. In determining the appropriate liquidity discount we considered the underlying collateral of securities (i.e., those with 100% FFELP backing required the lowest liquidity discount and those with the lowest level of FFELP backing required the highest liquidity discount), among other factors.

Based on these key inputs, we estimated the fair value of our ARS portfolio was $119.5 million as of March 31, 2008, representing a $4.5 million decline below their cost basis. While we currently believe we will recover the entire principal amount either through restoration of liquidity to the market or our ability to hold to maturity, we have reflected this temporary decline in fair value with other comprehensive income during the first quarter of 2008. Our ARS securities were the only investments as of March 31, 2008 in which we utilized Level 3 valuation techniques under SFAS 157.

If we were to modify certain of the key assumptions utilized in our valuation model of our ARS portfolio, the estimated fair value would change. Specifically, in order to understand the sensitivity of our valuation model related to our maturity and related discount rate assumptions (i.e., the discount rate varies based on the term assumption), we modified the term assumption by approximately 50%, modeling both three- and seven-year maturities (holding the liquidity assumption constant). Based on these changes in assumptions, the estimated fair value ranged from $115.3 million to $122.8 million. Further, we modified the liquidity discount assumption (holding the five-year term and discount rate assumptions constant), increasing/decreasing the liquidity discount by 50 basis points. Based on this change in assumptions, the estimated fair value ranged from $116.8 million to $122.0 million.

Recent Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which means that we will adopt SFAS 161 in our fiscal year 2009. The new standard requires enhanced disclosures about how derivative instruments and hedging activities affect an entity's financial position, financial performance and cash flows. For example, these disclosures include: (i) a tabular summary of the fair values of derivative instruments and their gains and losses; (ii) disclosure of derivative features that are credit-risk-related to provide more information regarding an entity's liquidity; and (iii) cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. We are currently evaluating the impact, if any, of the adoption of SFAS 161 on our consolidated financial position, results of operations and cash flows.

Accounting for Noncontrolling Interests. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 160 in our fiscal year 2009. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity in the Consolidated Financial Statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We are currently evaluating the impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Applying the Acquisition Method. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) "Business Combinations" ("SFAS 141R"). SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 141R in our fiscal year 2009. SFAS 141R replaces SFAS 141 "Business Combinations" and requires that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, as well as for an acquirer to be identified for each business combination. SFAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired; the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial affects of the business combination. We are currently evaluating the impact, if any, of the adoption of SFAS 141R on our consolidated financial position, results of operations and cash flows.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

The statements that are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "will," "intend," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are sometimes used to identify forward-looking statements. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to and involve certain risks and uncertainties. There can be no assurance that our actual future performance will meet management's expectations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Form 10-K") and our other filings with the SEC, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from management's current expectations include, among others:

  the timely development and introduction of new products and services, our product mix and the geographic mix of our revenues and the associated impact on gross margins and operating expenses;
  market acceptance and delivery of our new products and technologies, carrier deployment of intelligent network services, and the ability of our customers to obtain financing;
  the risk that continued service provider consolidation will require additional review of capital expenditures and lengthen our customers' procurement cycles or affect demand for our products;
  uncertainties related to the timing of revenue recognition due to the increasing percentage of international and new customers in our backlog;
  the risk that our financial results for the full year 2008 will not meet our expectations;
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
  the impact on our earnings as a result of a devaluation of the Genband common stock we received in connection with the sale of our SSG business and changes in the estimated restructuring costs;
  litigation or regulatory matters and the costs and expenses associated therewith;
  the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks, the capital spending patterns of customers, and our dependence on wireless customers for a significant percentage and growth of our revenues;
  the level and timing of research and development expenditures and sales, marketing and compensation expenses, regulatory changes, compliance with industry standards and certifications; and
  other risks described in our 2007 Form 10-K and in our other SEC filings.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our 2007 Form10-K. Our exposures to market risk have not changed materially since December 31, 2007 other than as discussed in Note 4 to the accompanying unaudited condensed consolidated financial statements and under the caption "Critical Accounting Policies and Estimates" in Part I, Item 2 of this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management's evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the quarter covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the description of material legal proceedings as reported in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2008, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $50.0 million of our common stock. This program is in addition to our $50.1 million stock repurchase program completed in December 2007. As of March 31, 2008, approximately $36.6 million was available for share repurchases pursuant to our stock repurchase program. We repurchased and retired approximately 1.1 million shares for an aggregate repurchase price of $13.4 million (including $33,000 of brokerage fees) during the three months ended March 31, 2008.

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

The following table summarizes our stock repurchase activity for the three months ended March 31, 2008 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Total Number of
			Shares Purchased	Approximate Dollar
	Total Number	Average Price	as Part of Publicly	Value of Shares that
	of Shares	Paid Per	Announced	May Yet Be Purchased
(in millions, except per share amounts)	Purchased	Share	Program	Under the Program
March 1, 2008 - March 31, 2008	1.1	$ 12.36	1.1	$ 36.6

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Bylaws of Tekelec, as amended (1)

10.1	2008 Executive Officer Bonus Plan (2)

10.3	Summary of 2008 Compensation Arrangements for Named Executive Officers, effective January 1, 2008 (3) PDF as a courtesy

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3) PDF as a courtesy

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3) PDF as a courtesy

32.1

Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)      PDF as a courtesy

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-15135) dated March 28, 2008, as filed with the Securities and Exchange Commission on April 3, 2008.

(2)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-15135) dated March 19, 2008, as filed with the Securities and Exchange Commission on March 24, 2008.

(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TEKELEC
Date: May 8, 2008	/s/ FRANCO PLASTINA
Franco Plastina
President and Chief Executive Officer

Date: May 8, 2008	/s/ WILLIAM H. EVERETT
William H. Everett
Executive Vice President and Chief Financial Officer

Date: May 8, 2008	/s/ GREGORY S. RUSH
Gregory S. Rush
Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

10.3	Summary of 2008 Compensation Arrangements for Named Executive Officers, effective January 1, 2008

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002