Form 10-Q
period 2008-06-30
TEKELEC
filed 2008-08-06
CIK 790705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
YES    ☐        NO    ☒

      As of July 31, 2008, there were 65,828,982 shares of the registrant's common stock, without par value, outstanding.

Note: PDF provided as a courtesy

TEKELEC
TABLE OF CONTENTS
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TEKELEC
Unaudited Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2008	2007
ASSETS	(Thousands, except share data)
Current assets:
Cash and cash equivalents	$188,143	$105,550
Short-term investments, at fair value	2,000	313,922
Total cash, cash equivalents and short-term investments	190,143	419,472
Accounts receivable, net	141,870	147,092
Inventories	21,973	20,543
Income taxes receivable	11,647	28,361
Deferred income taxes	43,059	18,793
Deferred costs and prepaid commissions	58,715	57,203
Prepaid expenses and other current assets	9,545	14,726
Total current assets	476,952	706,190
Long-term investments, at fair value	119,664	-
Property and equipment, net	34,602	32,510
Investments in privately-held companies	18,553	18,553
Deferred income taxes, net	72,802	83,418
Other assets	1,386	1,320
Goodwill	22,951	22,951
Intangibles assets, net	15,556	16,948
Total assets	$762,466	$881,890

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,638	$45,388
Accrued expenses	28,945	21,259
Accrued compensation and related expenses	33,936	40,234
Convertible debt	-	125,000
Current portion of deferred revenues	182,144	166,274
Liabilities of discontinued operations	1,510	5,767
Total current liabilities	275,173	403,922
Deferred income taxes	1,182	1,295
Long-term portion of deferred revenues	9,947	8,917
Other long-term liabilities	6,195	6,569
Total liabilities	292,497	420,703

Commitments and Contingencies (Note 9)

Shareholders' equity:
Common stock, without par value, 200,000,000 shares authorized; 65,822,913 and 67,479,916 shares issued and outstanding, respectively	301,027	319,761
Retained earnings	168,178	139,379
Accumulated other comprehensive income	764	2,047
Total shareholders' equity	469,969	461,187
Total liabilities and shareholders' equity	$762,466	$881,890

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Thousands, except per share data)
Revenues	$116,422	$109,984	$234,665	$218,777
Cost of sales:
Cost of goods sold	42,392	46,774	82,338	98,676
Amortization of purchased technology	587	592	1,174	1,179
Total cost of sales	42,979	47,366	83,512	99,855
Gross profit	73,443	62,618	151,153	118,922
Operating expenses:
Research and development	26,216	24,064	50,624	46,271
Sales and marketing	18,906	18,309	37,110	36,974
General and administrative	12,948	14,762	27,205	27,794
Restructuring and other	293	2,511	243	2,511
Acquired in-process research and development	-	-	2,690	-
Amortization of intangible assets	109	48	218	94
Total operating expenses	58,472	59,694	118,090	113,644
Income from operations	14,971	2,924	33,063	5,278
Other income (expense), net:
Interest income	2,295	4,355	5,576	8,295
Interest expense	(779)	(956)	(1,911)	(1,851)
Gain (loss) on sale of investments	-	85	(2)	223
Other expense, net	(990)	(1,118)	(1,506)	(1,844)
Total other income, net	526	2,366	2,157	4,823
Income from continuing operations before provision for
income taxes	15,497	5,290	35,220	10,101
Provision for income taxes	179	1,517	8,039	3,328
Income from continuing operations	15,318	3,773	27,181	6,773
Income (loss) from discontinued operations, net of taxes	-	(11,547)	1,618	(65,019)
Net income (loss)	$15,318	$(7,774)	$28,799	$(58,246)

Earnings per share from continuing operations:
Basic	$0.23	$0.05	$0.41	$0.10
Diluted	0.22	0.05	0.39	0.10

Earnings (loss) per share from discontinued operations:
Basic	$-	$(0.17)	$0.02	$(0.94)
Diluted	-	(0.16)	0.02	(0.92)

Earnings (loss) per share:
Basic	$0.23	$(0.11)	$0.43	$(0.84)
Diluted	0.22	(0.11)	0.41	(0.82)

Weighted average number of shares outstanding -
continuing operations:
Basic	65,638	69,938	66,578	69,426
Diluted	71,953	71,151	73,076	70,699

Weighted average number of shares outstanding:
Basic	65,638	69,938	66,578	69,426
Diluted	71,953	71,151	73,076	70,699

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Thousands)

Net income (loss)	$15,318	$(7,774)	$28,799	$(58,246)
Other comprehensive income (loss):
Foreign currency translation adjustments	(14)	303	1,280	459
Net unrealized gain (loss) on available-for-sale securities, net of income taxes	110	18	(2,563)	125
Comprehensive income (loss)	$15,414	$(7,453)	$27,516	$(57,662)

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2008	2007
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$28,799	$(58,246)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	(1,618)	65,019
Loss (gain) on sale of investments	2	(223)
Loss on disposal of fixed assets	279	-
Provision for (recovery of) doubtful accounts and returns	(84)	192
Inventory write downs	3,223	5,254
Depreciation	8,465	7,707
Amortization of intangibles	1,392	1,273
Amortization, other	487	929
Acquired in-process research and development	2,690	-
Deferred income taxes	(12,920)	(2,113)
Stock-based compensation	6,517	8,726
Excess tax benefits from stock-based compensation	(1,234)	(2,912)
Changes in operating assets and liabilities, net of business disposal:
Accounts receivable	5,105	43,228
Inventories	(4,562)	(2,616)
Deferred costs	(1,512)	13,683
Prepaid expenses and other current assets	4,416	14,589
Accounts payable	(16,627)	(535)
Accrued expenses	7,613	(14,851)
Accrued compensation and related expenses	(7,281)	(7,713)
Deferred revenues	17,441	(37,003)
Income taxes receivable/payable	16,340	11,525
Total adjustments	28,132	104,159
Net cash provided by operating activities - continuing operations	56,931	45,913
Net cash used in operating activities - discontinued operations	(1,767)	(16,571)
Net cash provided by operating activities	55,164	29,342
Cash flows from investing activities:
Proceeds from sales and maturities of investments	772,583	332,918
Purchases of investments	(584,524)	(372,016)
Purchases of property and equipment	(10,441)	(10,087)
Payments related to acquired in-process research and development	(2,690)	-
Other non-operating assets	(71)	(224)
Net cash provided by (used in) investing activities - continuing operations	174,857	(49,409)
Net cash used in investing activities - discontinued operations	-	(2,320)
Net cash provided by (used in) investing activities	174,857	(51,729)
Cash flows from financing activities:
Repayment of convertible debt	(125,000)	-
Payments for repurchases of common stock	(33,700)	-
Proceeds from issuances of common stock	9,547	20,234
Excess tax benefits from stock-based compensation	1,234	2,912
Net cash provided by (used in) financing activities	(147,919)	23,146
Effect of exchange rate changes on cash	491	469
Net change in cash and cash equivalents	82,593	1,228
Cash and cash equivalents, beginning of period	105,550	45,329
Cash and cash equivalents, end of period	$188,143	$46,557

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

We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007 are for the thirteen and twenty-six weeks ended June 27, 2008 and June 29, 2007, respectively.

The following unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2007.

Fair Value Measurement

On January 1, 2008, we adopted the provisions of SFAS 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 was issued in September 2006 and is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standards Board ("FASB") released FSP No. FAS 157-2 deferring the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities. It did not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Accordingly, we have applied the provisions of SFAS 157 only to financial assets and liabilities as discussed below and have not applied the provisions of SFAS 157 to Goodwill, Intangible assets, or Restructuring obligations accounted for under SFAS 146. Our adoption of SFAS 157 did not result in our recording any cumulative effect adjustments to retained earnings as of January 1, 2008.

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

The financial assets for which we perform recurring remeasurements are cash equivalents, short-term investments and long-term investments. The financial assets for which we may be required to perform non-recurring remeasurements (e.g., an impairment of assets) are our investments in privately-held companies. The financial liabilities for which we perform recurring remeasurements are foreign currency forward contracts.

As of June 30, 2008, financial assets utilizing Level 1 inputs included cash equivalents and short-term investments traded on active securities exchanges and foreign currency forward contracts. Financial assets utilizing Level 2 inputs included municipal obligations that do not trade on a daily basis. Financial assets utilizing Level 3 inputs included long-term investments in auction rate securities collateralized by student loans. During the six months ended June 30, 2008, there were no identified events or changes in circumstances that would require us to remeasure our investments in privately-held companies.

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

Restructuring and Related Expenses

Our severance policy includes officer and employee severance plans that are communicated to all domestic employees and provide for pre-defined severance benefits. We account for costs incurred under these severance plans, with the exception of obligations created under labor laws such as the Workers' Adjustment and Retraining Notification Act (the "WARN Act"), in accordance with Statement of Financial Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). We account for obligations incurred under the WARN Act and local labor laws applicable to our international locations in accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminations Benefits" ("SFAS 88"). Under SFAS 112 and SFAS 88, we record these obligations when the obligations are estimable and probable.

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

Recent Accounting Pronouncements

Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued Staff Position No. FAS 142-3 "Determination of the Useful Life of Intangible Assets" ("FSP"). The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which means we will adopt the FSP in our fiscal year 2009. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R (revised 2007) "Business Combinations" and other accounting principles generally accepted in the United States. We are currently evaluating the impact, if any, of the adoption of this FSP on our consolidated financial position, results of operations and cash flows.

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

Applying the Acquisition Method. In December 2007, the FASB issued Statement No. 141 (revised 2007) "Business Combinations" ("SFAS 141R"). SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 141R in our fiscal year 2009. SFAS 141R replaces SFAS 141 "Business Combinations" and requires that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, as well as for an acquirer to be identified for each business combination. SFAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. We do not expect adoption of SFAS 141R to have a material effect on our current consolidated financial position, results of operations or cash flows; however, our accounting for acquisitions after the adoption of SFAS 141R may produce materially different results than accounting under the current guidance.

Accounting for Noncontrolling Interests. In December 2007, the FASB issued Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 160 in our fiscal year 2009. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We do not expect adoption of SFAS 160 to have a material effect on our consolidated financial position, results of operations or cash flows.

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

We have allocated the initial payment of approximately $2.7 million to two technology projects under development ("In-Process Research and Development" or "IPR&D" projects) at the time of the acquisition. We evaluated these projects using the guidance in the AICPA's practice aid "Assets Acquired in a Business Combination Used in R&D: A Focus on Software, Electronic Devices and Pharmaceutical Industries -IPR&D", SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" and SFAS No. 2 "Accounting for Research and Development Costs." Under this guidance, we determined that the acquired IPR&D projects had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded the amount allocated to these IPR&D projects as an expense under the caption "Acquired in-process research and development" in the accompanying unaudited condensed consolidated statement of operations in the first quarter of 2008.

The first project acquired from Estacado relates to the development of certain feature sets which will be integrated with our TekSCIM product suite. We believe these features will enhance our TekSCIM product suite and accelerate the development of its features and functionality. This project was approximately 70% complete at the acquisition date, and we estimate that we will incur an additional $1.0 million to $1.5 million of development costs to complete this project, with completion expected in early to mid- 2009. The second project acquired from Estacado relates to the development of a stand-alone database application, which was also approximately 70% complete at the acquisition date. We expect to incur an additional $0.6 million to complete this project, with completion expected in late 2009.

The purchase price also included approximately $1.7 million of consideration contingent upon the continued employment, by Tekelec, of certain former key employees of Estacado for a period of two years following the acquisition. This consideration will be paid to Estacado in four equal installments semi-annually, beginning on the six-month anniversary of the closing date. We are accruing this compensation expense quarterly based on our assessment of whether or not it is probable that these employees will be eligible for the payout. The unaudited condensed consolidated statements of operations for the six months ended June 30, 2008 includes the first installment of $367,000, which was subsequently paid in July 2008.

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

We classified the SSG business as discontinued operations in the first quarter of 2007 and thus the financial results of SSG are reported separately as discontinued operations for all periods presented. Summarized results of operations for SSG for the three and six months ended June 30, 2007 were as follows (in thousands):

	Three	Six
	Months	Months
	Ended	Ended
	June 30, 2007
Revenues	$6,700	$27,682
Loss from discontinued operations before
provision for income taxes	$(11,697)	$(37,579)
Benefit from income taxes	(4,613)	(14,303)
Loss from discontinued operations, net of income taxes	(7,084)	(23,276)
Write-down of discontinued operations, net of taxes	(4,463)	(41,743)
Loss from discontinued operations, net of taxes	$(11,547)	$(65,019)

Note 3 — Restructuring and Other Costs

The following table provides a summary of our restructuring activities and the remaining obligations as of June 30, 2008 (in thousands):

	Severance
	Costs and	Facility
	Related	Exit Costs
	Benefits	and Other	Total

Restructuring obligations, December 31, 2007	$4,595	$4,774	$9,369
Restructuring and related expenses recognized in 2008
SSG lease exit cost change in estimate	-	(2,527)	(2,527)
2008 Restructuring, net of change in estimate	-	463	463
Total restructuring and related expenses	-	(2,064)	(2,064)
Cash payments	(1,820)	(1,528)	(3,348)
Restructuring obligations, June 30, 2008	$2,775	$1,182	$3,957

In March 2008 we reached a settlement related to certain lease obligations for facilities that were utilized by our former SSG business unit. Under the settlement, we made a one-time payment of $0.3 million in March 2008 and agreed to make monthly payments through March 31, 2009 aggregating approximately $1.7 million. We have recorded an adjustment of $2.5 million to the restructuring liability associated with this lease termination, which we have included in "Income from discontinued operations, net of tax" in the accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2008.

In addition, in the first quarter of 2008 we initiated a centralization of certain functions within our international operations (the "2008 Restructuring") and revised certain estimates associated with our 2007 restructuring activities. We reflected net expense of $293,000 and $243,000 in "Restructuring and other" in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2008, respectively, associated with these activities and changes in estimate. This expense includes the $463,000 of charges reflected in the above table along with a reversal of approximately $220,000 of stock-based compensation expense resulting from the revision of certain estimates associated with the 2007 Restructuring activities.

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

Note 4 — Fair Value of Financial Instruments

The following table sets forth our financial instruments carried at fair value as of June 30, 2008 and December 31, 2007 (in thousands):

	Financial Instruments
	Carried at Fair Value
	June 30,	December 31,
	2008	2007
Assets:
Cash equivalents	$167,404	$76,089
Short-term investments	2,000	313,922
Long-term investments	119,664	-
Total assets	$289,068	$390,011

Liabilities:
Foreign currency forward contracts	$-	$-

The following table sets forth our financial instruments carried at fair value within the SFAS 157 hierarchy and using the lowest level of input as of June 30, 2008 (in thousands):

	Financial Instruments
	Carried at Fair Value
	Quoted prices	Significant other	Significant
	in active markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$167,404	$-	$-	$167,404
Short-term investments	-	2,000	-	2,000
Long-term investments	-	-	119,664	119,664
Total assets	$167,404	$2,000	$119,664	$289,068

Liabilities:
Foreign currency forward contracts	$-	$-	$-	$-

We entered into our foreign currency forward contracts on the last day of our fiscal quarter; therefore, the fair value is not significant as of June 30, 2008.

There were no material changes in the fair value of our Level 3 financial assets during the three months ended June 30, 2008. The following table sets forth a summary of changes in the fair value of our Level 3 financial assets for the six months ended June 30, 2008:

Level 3
Financial Assets
Long-Term
Auction Rate
Securities

Balance, December 31, 2007	$-
Transfers to Level 3	127,400
Sales	(3,450)
Realized gains (losses)	-
Unrealized losses on securities held at period end	(4,286)
Balance, June 30, 2008	$119,664

Realized gains and losses from sales of our investments are included in "Other income (expense), net" and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be "other-than-temporary."

Beginning in February 2008 and continuing through June 30, 2008, we experienced failed auctions in our auction rate securities ("ARS") portfolio, resulting in our inability to sell these securities. Consequently, as set forth in the trust indentures, the coupon rate resets to a contractual rate, which may not be the current market rate. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer.

All of our ARS are AA or AAA rated by one or more of the major credit rating agencies. Further, all of these securities are collateralized by student loans. At June 30, 2008, on a weighted average basis, approximately 92% of the underlying student loan collateral was issued under the Federal Family Education Loan Program ("FFELP"). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government.

The estimated fair value of our ARS portfolio was $119.7 million as of June 30, 2008, representing a $4.3 million decline below its cost basis. Subsequent to the end of our second quarter, five of our auction rate securities with a total par value of approximately $12.3 million have been called by the issuers and redeemed at par value.

In determining whether a decline in fair value below the original cost is other-than-temporary, we use a systematic methodology that considers all available evidence, including the credit rating of the relevant trust, the parity score (a measure of the trust's ability to meet its obligations as they come due), general market conditions, and industry and sector performance, among other factors. We also consider the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment until recovery or, if necessary, to the instrument's maturity, which ranges from four to thirty-four years.

When determining whether an impairment is other-than-temporary we also consider the following information: (i) if the market value of the investment is below its current carrying value for an extended period, which we generally define as nine to twelve months; (ii) if the issuer has experienced significant financial declines; or (iii) if the issuer has experienced significant changes in its credit quality, among other factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in earnings and a new cost basis in the investment is established. We currently believe that the decline in fair value of our ARS portfolio is temporary; therefore, we have not recorded any other-than-temporary charges in earnings. Accordingly, we have reflected the net of tax decline in the fair value of our ARS portfolio below cost basis in other comprehensive income and in "accumulated other comprehensive income" within shareholders' equity for the three and six months ended June 30, 2008.

Note 5 — Financial Statement Details

Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30,	December 31,
	2008	2007
Accounts receivable	$148,556	$154,043
Less: Allowance for doubtful accounts and sales returns	6,686	6,951
	$141,870	$147,092

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$14,204	$16,334
Work in process	81	160
Finished goods	7,688	4,049
Total inventories	$21,973	$20,543

Note 6 — Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Purchased technology	$23,490	$23,490
Customer relationships	1,030	1,030
Non-compete contracts	240	240
	24,760	24,760
Less: accumulated amortization	(9,204)	(7,812)
Total intangible assets, net	$15,556	$16,948

Goodwill

The carrying amount of goodwill as of June 30, 2008 and December 31, 2007 was $23.0 million. As required by SFAS 142, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of any events that may indicate impairment.

Note 7 — Shareholder's Equity

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

As of June 30, 2008, approximately 2.6 million shares have been repurchased at an average price of $12.92 per share for approximately $33.7 million (including $0.1 million in brokerage fees). These shares and the related repurchase amount have been reflected as a reduction to common stock in the accompanying unaudited condensed consolidated balance sheet.

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

During the second quarter of 2008 the IRS completed its examination of our 2002 through 2006 income tax returns. We recorded certain adjustments to our tax returns that were timing in nature and, as such, we have recorded the associated impact in the accompanying unaudited condensed consolidated financial statements. As of June 30, 2008 and December 31, 2007, the total gross unrecognized tax benefits recorded in the financial statements, including interest and penalties, were $9.2 million and $15.9 million, respectively. The decline from December 31, 2007 is principally due to the settlement of the IRS examination, and associated payments made to the IRS as part of this settlement.

As a result of the aforementioned timing adjustments, our taxable income in 2006 was increased, allowing us to carryback a capital loss generated in 2007 from the disposal of our SSG business. We had previously determined that a full valuation allowance was required for the $3.7 million deferred tax asset resulting from this capital loss; however, as a result of our ability to utilize this loss against our 2006 capital gains, we reversed the valuation allowance and recorded a corresponding income tax benefit in continuing operations of $3.7 million.

Our Effective Rate of 1% and 23% for the three and six months ended June 30, 2008 differs from the statutory rate of 35% primarily due to the reversal of the valuation allowance of $3.7 million noted above, with the remaining difference primarily relating to a change in estimate associated with the realizability of certain Federal and state research and development credits due in part to the IRS completing their examination.

Primarily as a result of the disposition of our former SSG business unit in early 2007, a significant number of employee stock options expired unexercised during 2007, resulting in the exhaustion of our "pool of windfall tax benefits" as of December 31, 2007 under SFAS 123R. As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under SFAS 123R will negatively impact our Effective Rate and increase its volatility, and result in a reduction of our earnings. SFAS 123R requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs. For the three and six months ended June 30, 2008, we recorded discrete items of approximately $1.0 million and $2.6 million, respectively, in the provision for income taxes related to stock-based compensation pursuant to SFAS 123R.

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

Note 10 — Stock-Based Compensation

Shares Available for Grant

As further described in Part II Item 4 "Submission of Matters to a Vote of Security Holders," at the 2008 Annual Meeting of Shareholders, the shareholders approved proposed changes to our Amended and Restated 2003 Equity Incentive Plan that, among other things, increased the number of shares available for grant under this plan by 4,500,000 shares. As a result of the increase in shares available under the Amended and Restated 2003 Plan, we cancelled our existing 2004 Plan, under which, as of April 1, 2008, approximately 3,650,000 shares were available for grant. After the above changes, as of June 30, 2008, the total number of shares available for grant under all of our equity plans is 5,233,507.

Stock-Based Compensation Expense

Total stock-based compensation recognized in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Three months ended June 30, 2008
Cost of goods sold	$232	$98	$330
Research and development	374	186	560
Sales and marketing	313	366	679
General and administrative	698	1,122	1,820
Total continuing operations	$1,617	$1,772	$3,389

Three months ended June 30, 2007
Cost of goods sold	$353	$51	$404
Research and development	655	48	703
Sales and marketing	614	179	793
General and administrative	1,011	1,079	2,090
Total continuing operations	2,633	1,357	3,990
Discontinued operations	(77)	(233)	(310)
Total	$2,556	$1,124	$3,680

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Six months ended June 30, 2008
Cost of goods sold	$529	$172	$701
Research and development	932	290	1,222
Sales and marketing	778	648	1,426
General and administrative (1)	1,489	1,679	3,168
Total continuing operations	$3,728	$2,789	$6,517

Six months ended June 30, 2007
Cost of goods sold	$830	$93	$923
Research and development	1,648	69	1,717
Sales and marketing	1,520	290	1,810
General and administrative	2,627	1,649	4,276
Total continuing operations	6,625	2,101	8,726
Discontinued operations	2,763	(159)	2,604
Total	$9,388	$1,942	$11,330

(1)

Included in the general and administrative expense amount is the reversal of approximately $0.2 million of stock-based compensation expense resulting from the revision of our 2007 restructuring activities estimate.

Stock-based compensation expense was recorded net of estimated forfeitures for the three and six months ended June 30, 2008 and 2007 such that expense was recorded only for those stock-based awards that are expected to vest.

Note 11 — Operating Segment Information

We consider ourselves to be in a single reportable segment under SFAS 131, specifically the development and sale of signaling telecommunications and related value added applications and services.

Enterprise-Wide Disclosures

The following table sets forth, for the periods indicated, revenues from external customers by our principal product lines (in thousands):

	For the Three Months Ended
	June 30,
	2008	2007
Product revenues:
Eagle and other signaling products	$59,550	$61,506
Number portability products	10,638	3,405
Performance management and monitoring products	7,277	11,027
Total product revenues	77,465	75,938
Warranty revenues	20,573	15,239
Professional and other services revenues	18,384	18,807
Total revenues	$116,422	$109,984

	For the Six Months Ended
	June 30,
	2008	2007
Product revenues:
Eagle and other signaling products	$136,334	$117,323
Number portability products	14,012	12,088
Performance management and monitoring products	11,130	20,451
Total product revenues	161,476	149,862
Warranty revenues	38,008	33,076
Professional and other services revenues	35,181	35,839
Total revenues	$234,665	$218,777

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

	Revenues from External Customers
	By Geographic Region
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
North America(1)	$48,790	$31,878	$104,378	$90,518
EAAA	45,510	44,307	91,611	65,743
CALA	22,122	33,799	38,676	62,516
Total revenues from external customers	$116,422	$109,984	$234,665	$218,777

(1)

North America includes revenues in the United States of $41,262 and $29,798 for the three months ended June 30, 2008 and 2007, respectively, and $95,473 and $81,885 for the six months ended June 30, 2008 and 2007, respectively.

For the three months ended June 30, 2008, sales to Deutsche Telecom AG Group (T-Mobile Group) represented 16% of our revenue, sales to Carso Global Telecom (Telefonos De Mexico and America Movil) represented 12% of our revenue, and sales to the merged AT&T entities (comprised of AT&T, Cingular, SBC Communications, Inc. and others) represented 10% of our revenue. For the three months ended June 30, 2007, sales to the Orange Group represented 14% of our revenue, sales to Carso Global Telecom represented 11% of our revenue, and sales to Telecom Italia represented 10% of our revenues.

For the six months ended June 30, 2008, sales to the merged AT&T entities represented 13% of our revenues. For the six months ended June 30, 2007, sales to Carso Global Telecom (Telefonos De Mexico and America Movil) represented 14% of our revenue and sales to the merged AT&T entities accounted for 13% of our revenues.

The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment, investment in privately held companies and other assets by geographic region (in thousands):

	Long-Lived Assets
	By Geographic Region
	June 30,	December 31,
	2008	2007
United States	$50,280	$48,758
Other	4,261	3,625
Total long-lived assets	$54,541	$52,383

Note 12 — Earnings Per Share - Continuing Operations

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings from continuing operations per share computations for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share amounts):

	Income from
	Continuing
	Operations	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2008:
Basic income from continuing operations per share	$15,318	65,638	$0.23
Effect of dilutive securities	-	793
Effect of "if-converted" method applied to convertible debt	504	5,522
Diluted income from continuing operations per share	$15,822	71,953	$0.22

For the Three Months Ended June 30, 2007:
Basic income from continuing operations per share	$3,773	69,938	$0.05
Effect of dilutive securities	-	1,213
Effect of "if-converted" method applied to convertible debt	-	-
Diluted income from continuing operations per share	$3,773	71,151	$0.05

For the Six Months Ended June 30, 2008:
Basic income from continuing operations per share	$27,181	66,578	$0.41
Effect of dilutive securities	-	556
Effect of "if-converted" method applied to convertible debt	1,085	5,942
Diluted income from continuing operations per share	$28,266	73,076	$0.39

For the Six Months Ended June 30, 2007:
Basic income from continuing operations per share	$6,773	69,426	$0.10
Effect of dilutive securities	-	1,273
Effect of "if-converted" method applied to convertible debt	-	-
Diluted income from continuing operations per share	$6,773	70,699	$0.10

The computation of diluted earnings from continuing operations per share excludes unexercised stock options, restricted stock units, and potential shares issuable upon conversion of our senior subordinated Convertible Debt that are anti-dilutive. The following common stock equivalents were excluded from the earnings from continuing operations per share computation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average number of stock options and SARs excluded
due to the exercise price exceeding the average fair value of our
common stock during the period	6,507	11,486	7,581	12,364
Shares issuable upon conversion of our convertible debt	-	6,361	-	6,361
Total common stock equivalents excluded from diluted net
income from continuing operations per share computation	6,507	17,847	7,581	18,725

On June 15, 2008 we repaid our $125 million Convertible Debt instruments in accordance with their terms and, accordingly, the above earnings per share calculations only include the dilutive impact of the convertible instruments for the period outstanding.

There were no transactions subsequent to June 30, 2008, which, had they occurred prior to July 1, 2008, would have changed materially the number of shares in the basic or diluted earnings from continuing operations per share computations.

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

Overview of Our Business and Products

We are a leading global provider of telecommunications network systems and software applications, which we design, develop, manufacture, market, sell and support. Our applications include: (i) high performance; network-centric, mission critical applications for signaling and session control; and (ii) complementary applications that enable service providers to better measure, manage, and monetize the communication services they provide. Our network applications enable our customers to optimize their network efficiency and performance and to provide basic and enhanced voice and data services to their subscribers. Our customers include mobile communications operators, traditional landline telecommunications carriers, emerging competitive service providers and cable television service providers who are offering communication services.

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

Operating Environment and Key Factors Impacting our 2008 Results

Today, the majority of our orders and revenue are derived from our Eagle product line. The Eagle product platform can accommodate: (i) SIGTRAN (SS7 over IP) ; (ii)TDM (SS7 over ATM and SS7 over low speed links); and (iii) a number of other network applications.

In the last several years, certain alternative IP architectures, including the IP Multimedia Subsystem architecture ("IMS"), have emerged as architectures well suited for our customers' networks. As a result, we believe our customers will begin to transition from an architecture that utilizes an SS7-based protocol for signaling to a newer signaling protocol, Session Initiation Protocol, or SIP. SIP's advantages include its ability to manage multimedia services (voice, video and data) in an IP network, making them accessible from a wide variety of devices, such as mobile phones, personal computers, ordinary phones and personal digital assistants, or so called "smart phones."

While this trend is global in nature, there remain considerable differences by geography in service provider networks, as well as in the economic opportunities that service providers are attempting to capitalize upon. These differences generally affect the decision as to when and how service providers adopt newer technologies and commence their transition to a converged network. As a result, we expect adoption of, and thus demand for, the networking technologies to vary from market to market

While the transition to IMS is occurring more slowly than originally anticipated, this slower market adoption has been offset by continued demand for our SS7- and SIGTRAN-based products. Additionally, we believe that our SIP based products, which support several SIP protocols, offer additional flexibility for our customers as they migrate towards SIP-enabled next generation networks. Should the transition to IMS accelerate, we believe our expertise, products and services may provide our customers with key components to successfully navigate this migration.

Summary of Operating Results and Key Financial Metrics

The following is a brief summary of our performance relative to certain key financial metrics for our continuing operations as of, and for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 (in thousands, except earnings per share and days sales outstanding, or DSO):

	Three Months Ended June 30,
	2008	2007
Statement of operations statistics:
Orders	$122,900	$84,671
Revenues	$116,422	$109,984
Operating income	$14,971	$2,924
Diluted earnings per share	$0.22	$0.05
Cash flows from operations for continuing operations	$18,497	$21,706

	Six Months Ended June 30,
	2008	2007
Statement of operations statistics:
Orders	$205,302	$163,877
Revenues	$234,665	$218,777
Operating income	$33,063	$5,278
Diluted earnings per share	$0.39	$0.10
Cash flows from operations for continuing operations	$56,931	$45,913

	June 30,	December 31,
	2008	2007
Balance sheet statistics:
Cash, cash equivalents and short-term investments	$190,143	$419,472
Accounts receivable, net	$141,870	$147,092
Days sales outstanding (DSO)	48 days	69 days
Backlog	$387,633	$416,996
Deferred revenue	$192,091	$175,191
Working capital	$201,779	$302,268
Shareholders' equity	$469,969	$461,187

Orders increased by 45% to $122.9 million in the second quarter of 2008 from $84.7 million in the second quarter of 2007. On a year-to-date basis, orders increased by 25% to $205.3 million for the six months ended June 30, 2008 from $163.9 million for the same period in 2007. The year-over-year increase in orders during the three and six months ended June 30, 2008 was primarily due to the increased signaling requirements within our customers' networks as well as new customer wins. Specifically, we believe this increased demand for our signaling products is due to, among other factors: (i) increased subscriber growth at existing customers; (ii) our expanding global footprint as a result of new customer wins; (iii) the increased prevalence of unlimited text messaging plans (i.e., text messages increase signaling demand as the messages are carried over our signaling equipment); and (iv) the increased adoption of 3G devices that are highly signaling intensive, along with the limited rollout of 3G networks that require a subscriber's phone to re-register with either the 2G or 3G network as the subscriber changes location. Our quarterly results, and in particular orders, are typically impacted by our customers' capital spending plans and patterns which tend to result in lower orders in the first half of the year as companies finalize their capital spending plans, and higher orders in the second half of the year as companies strive to fully utilize their budgets.

Revenues increased by 6% to $116.4 million in the second quarter of 2008 from $110.0 million in the second quarter of 2007. This quarterly growth was driven primarily by increases in number portability and warranty revenues, offset in part by lower performance management and monitoring revenue. On a year-to-date basis, revenues increased by 7% to $234.7 million for the six months ended June 30, 2008 from $218.8 million for the corresponding period in 2007. This growth in revenues was due primarily to an increase in revenues from our

Eagle and other signaling products in both our North America and EAAA regions, as well as an increase in our warranty revenue. Partially offsetting these favorable items was a reduction in performance management and monitoring revenues.

Operating Income from Continuing Operations increased from $2.9 million in the second quarter of 2007 to $15.0 million in the second quarter of 2008, primarily due to higher revenues, an improvement in gross margins and lower restructuring costs. Our gross margins improved due to a favorable product mix (i.e., a larger percentage of revenues from our higher margin Eagle and other signaling products upgrades and extensions). For the six months ended June 30, 2008, operating income increased by $27.8 million as compared to the same period in 2007. This increase was driven by improved gross margins for the reasons discussed above, partially offset by an increase in R&D expenses as we continue to invest in our development efforts for new products and product enhancements.

Diluted Earnings per Share from Continuing Operations for the second quarter and year to date 2008 were also positively impacted by the revenue and operating income improvements for the reasons discussed above, resulting in an increase in earnings per share from $0.05 and $0.10 in the three and six months ended June 30, 2007, respectively, to $0.22 and $0.39 in the three and six months ended June 30, 2008, respectively.

Cash Flow from Operations for continuing operations increased to $56.9 million for the six months ended June 30, 2008 from $45.9 million for the same period of 2007, primarily as a result of the year-over-year increase in earnings from continuing operations as discussed above.

Cash, Cash Equivalents and Short-Term Investments decreased during the six months ended June 30, 2008 by $229.3 million, or 55%, primarily due to: (i) the reclassification of $124.0 million of our auction rate securities portfolio previously included in short-term investments to long-term investments in the first quarter of 2008; (ii) the repayment of our $125.0 million of our Convertible Debt in the second quarter of 2008; (iii) the repurchase of common stock of $33.7 million; and (iv) purchases of property and equipment of $10.4 million. Partially offsetting these outflows were $56.9 million generated by operating cash flows from continuing operations and $9.5 million in proceeds from issuances of common stock under our equity compensation plans.

Accounts Receivable decreased by $5.2 million during the six months ended June 30, 2008 to $141.9 million as first half cash collections outpaced new billings.

Our Days Sales Outstanding ("DSO") decreased to 48 days as of June 30, 2008 from 69 days as of December 31, 2007, primarily due to strong collections of accounts receivable during a period in which revenues continued to grow. Upon the achievement of certain milestones as defined in our customer contracts, we invoice our customers for deliverables according to the terms of the contract, which often results in the recognition of a receivable prior to the recognition of revenue. As a result, a corresponding amount of deferred revenue is recorded related to the billing. For purposes of calculating DSO, amounts included in deferred revenue related to accounts receivable are netted against such accounts receivable.

Backlog has decreased by $29.4 million, or 7%, from December 31, 2007 to June 30, 2008, principally due to the seasonally lower orders booked in the first quarter (the first quarter is typically the lowest quarter for orders). Backlog has increased by $52.9 million, or 16%, at June 30, 2008 as compared to June 30, 2007 due to a significant increase in the trailing twelve-month orders at each date. Specifically, on a trailing twelve month basis, our orders through the end of the second quarter of 2008 totaled $500.6 million as compared to $391.7 million for the same time period ended June 30, 2007.

Deferred Revenue increased by $16.9 million, or 10%, from $175.2 million as of December 31, 2007 to $192.1 million as of June 30, 2008, due to billings on orders in advance of the revenue being recognized, primarily related to our international customers, as well as increases related to our installed base of customers under our extended warranty services.

Working Capital decreased by $100.5 million, or 33%, from $302.3 million as of December 31, 2007 to $201.8 million as of June 30, 2008, primarily due to the reclassification of $124.0 million of our auction rate securities and the repurchase of $33.7 million of common stock discussed above, partially offset by cash flows from operations of $56.9 million.

Shareholders' Equity increased by $8.8 million in the six months ended June 30, 2008 from $461.2 million as of December 31, 2007 to $470.0 million as of June 30, 2008, due primarily to: (i) net income of $28.8 million for the period; (ii) proceeds from the issuance of common stock under our equity compensation plans of $9.5 million; and (iii) an increase in common stock resulting from stock-based compensation of $6.5 million. Partially offsetting these increases is our repurchase of $33.7 million of common stock under our previously announced stock repurchase program.

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

As a result of following the residual method, the majority of our revenue in any given quarter is derived from our existing backlog of orders. While the timing of revenue recognition from receipt of an order varies from days to multiple years, on average we believe that our orders turn to revenue within six to fifteen months, depending on the product line, geographic region and the size of the order, along with whether the order is from a new or existing customer. Accordingly, our near term revenue growth depends significantly on our existing backlog. Our long-term growth is more dependent on growth in orders, or more specifically, our ability to achieve a book-to-bill ratio greater than one to one.

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

Revenues

Revenues increased by 6% to $116.4 million in the second quarter of 2008 from $110.0 million in the second quarter of 2007. This quarterly growth was driven primarily by increases in number portability and warranty revenues, offset in part by lower performance management and monitoring revenue. On a year-to-date basis, revenues increased by 7% to $234.7 million for the six months ended June 30, 2008 from $218.8 million for the corresponding period in 2007. This growth in revenues was due primarily to an increase in revenues from our Eagle and other signaling products, in both our North America and EAAA regions as well as an increase in our warranty revenue. Partially offsetting these favorable items was a reduction in performance management and monitoring revenues that resulted from lower order volume in the first half of 2007 (i.e., orders from this product line typically convert to revenue over a nine to fifteen month period). The following discussion provides a more detailed analysis of our changes in revenues by geography, product line, and revenue type (i.e., product, service and warranty).

Revenues by Geographical Region

The following table sets forth revenues from the three geographic regions in which we generate sales of our products: North America, EAAA, and CALA (dollars in thousands):

	For the Three Months Ended
	June 30,		Change
	2008	2007	2007 to 2008
North America	$48,790	$31,878	$16,912	53%
EAAA	45,510	44,307	1,203	3%
CALA	22,122	33,799	(11,677)	(35)%
Total revenues	$116,422	$109,984	$6,438	6%

	For the Six Months Ended
	June 30,		Change
	2008	2007	2007 to 2008
North America	$104,378	$90,518	$13,860	15%
EAAA	91,611	65,743	25,868	39%
CALA	38,676	62,516	(23,840)	(38)%
Total revenues	$234,665	$218,777	$15,888	7%

In the second quarter of 2008, our revenues increased in the North America region, due primarily to the strength of our Eagle upgrades and extensions products sales. This increase is due in part to the increased demand for signaling capacity as a result of certain Tier-1 carriers offering unlimited text messaging plans. The decrease in CALA revenues quarter over quarter is primarily driven by the timing of revenue recognition for several large orders that were completed in the second quarter of 2007.

For the six months ended June 30, 2008 as compared to the same period in 2007, our revenues increased by 7% due primarily to increases in the North America and EAAA regions. These increases were due to the increase in Eagle upgrades and extensions as discussed above and the completion of several large Eagle and other signaling product projects in the EAAA region. Offsetting these increases was a decline in CALA region revenues as a result of several large projects completed in this region in the first six months of 2007. While CALA revenues for the first six months of 2008 are lower than for the same period in 2007, we are pleased with our CALA orders as they continue to show year-over-year growth.

Revenues by Product Line

In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our product lines. Revenues from each of our product lines for the three and six months ended June, 30 2008 and 2007 are as follows (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2008	2007	2007 to 2008
Product revenues:
Eagle and other signaling products	$59,550	$61,506	$(1,956)	(3)%
Number portability products	10,638	3,405	7,233	212%
Performance management and monitoring products	7,277	11,027	(3,750)	(34)%
Total product revenues	77,465	75,938	1,527	2%
Warranty revenues	20,573	15,239	5,334	35%
Professional and other services revenues	18,384	18,807	(423)	(2)%
Total revenues	$116,422	$109,984	$6,438	6%

	For the Six Months Ended
	June 30,		Change
	2008	2007	2007 to 2008
Product revenues:
Eagle and other signaling products	$136,334	$117,323	$19,011	16%
Number portability products	14,012	12,088	1,924	16%
Performance management and monitoring products	11,130	20,451	(9,321)	(46)%
Total product revenues	161,476	149,862	11,614	8%
Warranty revenues	38,008	33,076	4,932	15%
Professional and other services revenues	35,181	35,839	(658)	(2)%
Total revenues	$234,665	$218,777	$15,888	7%

Product Revenues

Our product revenues have increased by $1.5 million, or 2%, in the second quarter of 2008 compared with the second quarter of 2007, due to growth in revenues from our number portability products in the CALA region, principally in Mexico. We expect to see continued growth in this product line as we convert other CALA orders to revenue and as number portability demand increases in other regions. Offsetting this growth is a decrease in Eagle and other signaling products revenues primarily in our CALA region as discussed above and a decrease in performance management and monitoring product revenues.

The decline in performance management and monitoring product revenues is due primarily to the second quarter of 2007 being favorably impacted by the timing of revenue recognition associated with several large implementations of these products in our CALA region. Further, we have experienced a lengthening of the time it takes to convert orders related to this product line to revenue from a historical time frame of six to twelve months to a current time period of typically nine to fifteen months. We believe this is due in part to (i) a higher percentage of these orders being derived from new customers, which have historically required longer to convert to revenue, (ii) the maturing of earlier versions of the product, and (iii) many of our new orders for this product line requiring features not currently available until the end of 2008 or early 2009. Accordingly, we believe that our quarterly revenues associated with performance management and monitoring products will continue to be highly volatile. Further, our continued success with this product line will depend on, among other factors, our ability to penetrate the North American Tier-1 market and to grow orders on a year-over-year basis in 2008.

Product revenues for the first six months of 2008 increased $11.6 million, or 8%, as compared to the same period in 2007. This growth was primarily in our Eagle and other signaling products in the North America region due in part to the increased demand for signaling capacity as a result of certain Tier-1 carriers offering unlimited text messaging plans, and continued expansion of our Eagle and other signaling footprint in the EAAA region as a result of our success in winning new customers. Offsetting this increase in year-over-year revenue is a decline in performance management and monitoring product revenues for the reasons previously discussed.

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

Warranty Revenues

Warranty revenues include revenues from our (i) standard warranty coverage, which is typically provided at no charge for the first year but is allocated a portion of the arrangement fee in accordance with SOP 97-2, and (ii) our extended warranty offerings. After the first year warranty, our customers typically prepay warranty services for periods up to a year, which we reflect in deferred revenues. We recognize the revenue associated with our warranty services ratably over the term of the warranty arrangement based on the number of days the contract is outstanding during the period. Warranty revenues increased by 35% and 15% for the three and six months ended June 30, 2008, respectively as compared to the same periods in 2007. These increases are primarily due to an increase in our installed base of customers, and to a lesser extent the timing of the completion of negotiations on extended warranty arrangements, which favorably impacted revenue by $1.6 million for the three and six months ended June 30, 2008 as compared to same periods in 2007.

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

Professional and other services revenues for the 2008 periods remained comparable to the revenues recognized in 2007. Regardless of the mix of products purchased (for example, initial or extension Eagle systems), new customers require a greater amount of installation, training and other professional services at the initial stages of deployment of our products. As our customers gain more knowledge of our products, the follow-on orders generally do not require the same levels of services and training, as our customers tend to either: (i) perform the services themselves; (ii) require limited services; such as installation only; or (iii) require no services, and, in particular, no database migration or training services.

Cost of Sales

In order to better understand our cost structure, we analyze and present our costs and expenses in the categories discussed below:

Cost of goods sold

Cost of goods sold includes: (i) materials, labor, and overhead costs incurred internally and paid to contract manufacturers to produce our products; (ii) personnel and other costs incurred to install our products; and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2008	2007	2007 to 2008
Cost of good sold	$42,392	$46,774	$(4,382)	(9)%
Revenues	116,422	109,984	6,438	6%
Cost of good sold as a percentage of revenues	36%	43%

	For the Six Months Ended
	June 30,		Change
	2008	2007	2007 to 2008
Cost of good sold	$82,338	$98,676	$(16,338)	(17)%
Revenues	234,665	218,777	15,888	7%
Cost of good sold as a percentage of revenues	35%	45%

Cost of goods sold decreased by 9% and 17% in the three and six months ended June 30, 2008 as compared to the same periods in 2007. These decreases in costs are primarily due to (i) a shift in our 2008 product mix to our higher margin number portability and Eagle and other signaling products upgrades and extensions as discussed previously; (ii) the recognition of revenue associated with certain lower margin orders of Eagle and other signaling product initial systems in the first quarter of 2007; and (iii) higher installation service costs on international arrangements in 2007. Offsetting these decreases are $2.8 million of warranty charges accrued in the second quarter of 2008 in accordance with our warranty policy related to our performance and monitoring product line.

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

Amortization of Purchased Technology

Amortization of purchased technology for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Amortization of purchased technology related to:
iptelorg	$105	$110	$210	$215
Steleus	482	482	964	964
Total	$587	$592	$1,174	$1,179

Research and Development Expenses

Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for the three and six months ended June 30, 2008 and 2007 (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2008	2007	2007 to 2008
Research and development	$26,216	$24,064	$2,152	9%
Percentage of revenues	23%	22%

	For the Six Months Ended
	June 30,		Change
	2008	2007	2007 to 2008
Research and development	$50,624	$46,271	$4,353	9%
Percentage of revenues	22%	21%

The following is a summary of the year-over-year fluctuations in our research and development expenses during the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007 to 2008	2007 to 2008
Increase (decrease) in:
Salaries, benefits and incentive compensation	$2,093	$4,034
Stock-based compensation	(143)	(495)
Consulting and professional services	(729)	(545)
Facilities and depreciation	418	853
Other	513	506
Total	$2,152	$4,353

We have made and intend to continue to make substantial investments in product and technology development. We believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness. The increase in R&D spending for the three and six months ended June 30, 2008 as compared to the same periods in 2007 was due in part to investments in developing SIP-based products to help customers migrate to IP networks. In addition, our continued success in winning new customers and new number portability orders outside North America has required investment in International Telephone Union ("ITU") and other local feature development to respond to international customer requirements.

Our increased investment in research and development activities from 2007 to 2008 was principally within our employee related expenses. In particular, the salaries, benefits and incentive compensation increase reflects: (i) increased investment in key internal resources; (ii) increases in incentive compensation due to improved operating performance; and (iii) the addition of Estacado's employees to our research and development team in the first quarter of 2008. Similarly, the increase in facilities and depreciation costs in 2008 are due primarily to the expansion of space within our corporate headquarters dedicated to research and development activities as compared to 2007 and the addition of the facilities utilized by Estacado. Partially offsetting these increases was a decrease in stock-based compensation as a result of fewer equity grants, and a decrease in consulting and professional services due to having higher costs incurred during the second quarter of 2007 related to certain outsourced projects.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including: (i) salaries, commissions and related costs; (ii) outside contract personnel; (iii) facilities costs; and (iv) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for the three and six months ended June 30, 2008 and 2007 (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2008	2007	2007 to 2008
Sales and marketing expenses	$18,906	$18,309	$597	3%
Percentage of revenues	16%	17%

	For the Six Months Ended
	June 30,		Change
	2008	2007	2007 to 2008
Sales and marketing expenses	$37,110	$36,974	$136	-%
Percentage of revenues	16%	17%

The following is a summary of the year-over-year fluctuation in our sales and marketing expenses during the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007 to 2008	2007 to 2008
Increase (decrease) in:
Salaries, benefits and incentive compensation	$706	$1,207
Stock-based compensation	(113)	(383)
Sales commissions	380	867
Marketing and advertising	(432)	(1,335)
Other	56	(220)
Total	$597	$136

The increase in sales and marketing expenses in the second quarter and the first half of 2008 was primarily attributable to increases in employee-related costs (i.e., salaries, benefits, incentive compensation and sales commissions) resulting from the growth in orders and revenue in the first half of 2008. Partially offsetting these increases were reductions in our marketing and advertising activities as we seek to leverage our direct sales force and better focus our other marketing activities. Also contributing to the decrease is stock-based compensation expense related to fewer equity grants.

The size of our sales and marketing workforce and related expenses varies to a greater degree in response to the growth in our orders and backlog than to the growth in revenues.

General and Administrative Expenses

General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, business development, finance, information technology and human resources personnel) and consist of: (i) salaries and related compensation costs; (ii) consulting and other professional services (e.g., litigation and other outside counsel fees, audit fees and costs associated with compliance with the Sarbanes-Oxley Act of 2002); (iii) facilities and insurance costs; and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for the three and six months ended June 30, 2008 and 2007 (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2008	2007	2007 to 2008
General and administrative expenses	$12,948	$14,762	$(1,814)	(12)%
Percentage of revenues	11%	13%

	For the Six Months Ended
	June 30,		Change
	2008	2007	2007 to 2008
General and administrative expenses	$27,205	$27,794	$(589)	(2)%
Percentage of revenues	12%	13%

The following is a summary of the year-over-year fluctuation in our general and administrative expenses during the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007 to 2008	2007 to 2008
Increase (decrease) in:
Salaries, benefits and incentive compensation	$24	$31
Stock-based compensation	(272)	(888)
Consulting and professional services	(1,221)	378
Facilities and depreciation	(289)	(189)
Bad debt expense	23	347
Other	(79)	(268)
Total	$(1,814)	$(589)

The decrease in general and administrative expenses in the second quarter of 2008 was primarily driven by a decrease in consulting and professional services as we engaged fewer external resources during the second quarter of 2008 as compared to the same period in 2007. In the second quarter of 2007 we incurred certain information technology consulting expenses related to projects completed in 2007 without a comparable investment in 2008. In addition, we continued to closely monitor our expense levels within our other administrative functions, resulting in additional declines in consulting and professional services expenses. Also contributing to the quarterly decrease was lower stock- based compensation expense due to fewer equity grants and lower facilities costs that occurred as a result of consolidating our administrative functions into less space.

On a year-over-year basis, general and administrative expenses declined primarily due to the reductions in stock-based compensation expense as a result of fewer equity grants. Partially offsetting the above reduction was an increase in consulting and professional services resulting from an increase in litigation-related fees and expenses of $0.9 million associated with an arbitration involving our former President and CEO, Fred Lax. Specifically, as a result of our 2006 restatement of certain prior period financial statements, Mr. Lax was unable to exercise certain stock options prior to their expiration. Mr. Lax commenced arbitration proceedings against us, seeking, among other amounts, compensation for the alleged value of his expired stock options and the cost of legal fees associated with the arbitration. In April 2008, a preliminary award was issued in favor of Mr. Lax for approximately $0.6 million plus attorneys' fees. We are appealing this matter. Further contributing to the year-over-year increase in consulting and professional services during the first six months of 2008 were certain one-time expense reductions in the first quarter of 2007 due to reimbursement of $0.9 million of legal fees incurred during 2006 in connection with a dispute over a previously leased facility.

Acquired in-Process Research and Development

As further disclosed in Note 2 to our unaudited condensed consolidated financial statements, in the first quarter of 2008, we acquired rights to two IPR&D projects which we believe will accelerate the development of

SIP-enabled next generation and IMS solutions for our customers. At the time of acquisition, these technologies were under development and had no alternative future use. Accordingly, we reflected a charge of $2.7 million as acquired in-process research and development expense in the first quarter of 2008.

Amortization of Intangible Assets

As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
iptelorg	$20	$22	$40	$42
Steleus	89	26	178	52
Total	$109	$48	$218	$94

Other Income and Expense

For the three and six months ended June 30, 2008 and 2007, other income and expenses were as follows (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2008	2007	2007 to 2008
Interest income	$2,295	$4,355	$(2,060)	(47)%
Interest expense	(779)	(956)	177	(19)%
Gain (loss) on sale of investments	-	85	(85)	(100)%
Other, net	(990)	(1,118)	128	(11)%
Other income (expense), net	$526	$2,366	$(1,840)	(78)%

	For the Six Months Ended
	June 30,		Change
	2008	2007	2007 to 2008
Interest income	$5,576	$8,295	$(2,719)	(33)%
Interest expense	(1,911)	(1,851)	(60)	3%
Gain (loss) on sale of investments	(2)	223	(225)	(101)%
Other, net	(1,506)	(1,844)	338	(18)%
Other income (expense), net	$2,157	$4,823	$(2,666)	(55)%

Interest Income and Expense. Interest income decreased during the three and six months ended June 30, 2008 due to (i) a shift in investing strategy from higher yielding investments into lower yielding cash and cash equivalents in the first quarter of 2008, as we sought to reduce our exposure to the credit and liquidity crisis in the U.S. markets in 2008 and (ii) a decline in interest rates across our entire investment portfolio. Interest expense consists primarily of interest on our Convertible Debt, which was repaid in June 2008 in accordance with its terms. As a result of this repayment, interest expense declined in the three months ended June 30, 2008 as compared to the same period in 2007.

Other, net. Other, net for the three and six months ended June 30, 2008 and 2007 consists primarily of foreign currency exchange gains, net of losses, on foreign currency forward contracts used to hedge our exposure to foreign currency risks and translation adjustments from consolidating our international subsidiaries. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. Dollar and will therefore be exposed to greater risk related to foreign currency fluctuation and translation adjustments. We continue to explore ways to minimize our exposure in this area.

Provision for Income Taxes

The income tax provision on continuing operations for the three months ended June 30, 2008 and 2007 was $0.2 million and $1.5 million, respectively, resulting in income tax expense as a percentage of pre-tax income, or an Effective Rate, of 1% and 29%, respectively. The income tax provision on continuing operations for the six months ended June 30, 2008 and 2007 was approximately $8.0 million and $3.3 million, respectively, resulting in an Effective Rate of 23% and 33%, respectively.

During the second quarter of 2008, the Internal Revenue Service ("IRS") completed its examination of our 2002 through 2006 income tax returns. We have recorded the associated impact in the accompanying unaudited condensed consolidated balance sheet. As a result of these timing adjustments, our taxable income in 2006 was increased, allowing us to carryback a capital loss generated in 2007 from the disposal of our SSG business. We had previously determined that a full valuation allowance was required for the $3.7 million deferred tax asset resulting from this capital loss; however, as a result of our ability to utilize this loss against our 2006 capital gains, we reversed the valuation allowance and recorded a corresponding income tax benefit in continuing operations of $3.7 million during the second quarter of 2008.

The Effective Rates during the three and six months ended June 30, 2008, as compared to the same periods in 2007, were negatively impacted by the U.S. Congress's failure to extend the research and development credit for 2008. Should the research and development credit be extended, our Effective Rate will decrease in the period of the extension.

Our Effective Rate of 1% and 23% for the three and six months ended June 30, 2008 differs from the statutory rate of 35% primarily due to the reversal of a valuation allowance of $3.7 million noted above, with the remaining difference primarily relating to a change in estimate associated with the realizability of certain Federal and state research and development credits due in part to the IRS completing their examination.

Primarily as a result of the disposition of our former SSG business unit in early 2007, a significant number of employee stock options expired unexercised during 2007, resulting in the exhaustion of our "pool of windfall tax benefits" as of December 31, 2007 under SFAS 123R.  As a result, future cancellations or exercises that result in a tax benefit that is less than the related deferred tax asset recognized under SFAS 123R will negatively impact our effective tax rate and increase its volatility, resulting in a reduction of our earnings.  SFAS 123R requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs.  For the three and six months ended June 30, 2008, we recorded discrete items of approximately $1.0 million and $2.6 million, respectively, in the provision for income taxes related to stock-based compensation pursuant to SFAS 123R.

Liquidity and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital decreased by $100.5 million, or 33%, from $302.3 million as of December 31, 2007 to $201.8 million as of June 30, 2008, primarily due to the reduction in short-term investments as a result of the reclassification of $124.0 million of our auction rate securities ("ARS") portfolio to long-term investments in the first quarter of 2008 and cash payments of $33.7 million under our previously reported stock repurchase program. This decrease was partially offset by positive cash flows generated from continuing operations of $56.9 million. With our current working capital position, we believe that we have the flexibility to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, accrued expenses, accrued compensation and related expenses, and the current portion of deferred revenues. Our cash, cash equivalents and short-term investments were $190.1 million and $419.5 million as of June 30, 2008 and December 31, 2007, respectively. As discussed above, the reduction of $229.4 million is primarily due to the reclassification of $124.0 million of our ARS portfolio from short-term to long-term investments, as well as the repayment of $125.0 million of our Convertible Debt in the second quarter of 2008. Also contributing to the decrease was the repurchase of common stock of $33.7 million and purchases of property and equipment of $10.4 million. Partially offsetting these outflows was $56.9 million generated by operating cash flows from continuing operations and $9.5 million in proceeds from issuances of common stock under our equity compensation plans.

As of June 30, 2008, we had a $30.0 million line of credit collateralized by a pledged investment account held with an intermediary financial institution. As of June 30, 2008, there were no outstanding borrowings under this facility; however, we had utilized approximately $2.1 million of the facility to secure letters of credit.

Beginning in February 2008 and continuing through June 30, 2008, we experienced failed auctions in our ARS portfolio, resulting in our inability to sell these securities. Consequently, as set forth in the applicable trust indentures, the coupon rate resets to a contractual rate, which may not be the current market rate. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer. All of our ARS are AA or AAA rated by one or more of the major credit rating agencies. Further, all of these securities are collateralized by student loans. As of June 30, 2008, on a weighted average basis, approximately 92% of the underlying student loan collateral was issued under the Federal Family Education Loan Program (FFELP). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government. We have classified the $119.7 million fair value of our ARS portfolio as long-term investments as of June 30, 2008 because it is uncertain when full liquidity will return to the market. Subsequent to the end of our second quarter, five of our auction rate securities with a total par value of approximately $12.3 million have been called by the issuers and redeemed at par value. While this was a favorable resolution for these particular securities, we do not anticipate wide spread liquidity restoration across our ARS portfolio in the near term at this time.

As discussed in Part II, Item 2 of this Form 10-Q, in the first quarter of 2008 we initiated a stock buy back program. Through the end of the second quarter, we repurchased a total of approximately 2.6 million shares for approximately $33.7 million (including $0.1 million in brokerage fees). These repurchases were funded from our working capital.

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

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations was $56.9 million and $45.9 million for the six months ended June 30, 2008 and 2007, respectively.  The increase in our cash flows from continuing operations was primarily the result of the year-over-year increase in earnings from continuing operations. Our cash flows from continuing operations were primarily derived from: (i) our earnings from ongoing operations prior to non-cash expenses such as stock-based compensation, depreciation, amortization, bad debt, write-downs of inventory, non-cash impairment charges, and deferred income taxes; and (ii) changes in our working capital, which are primarily composed of changes in accounts receivable, inventories, deferred revenue and associated deferred costs, accounts payable, accrued expenses and accrued payroll and related expenses.

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

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities of continuing operations was $174.9 million and ($49.4) million for the six months ended June 30, 2008 and 2007, respectively. Our cash flows from investing activities primarily relate to purchases and sales of investments and purchases of property and equipment. During the six months ended June 30, 2008, we converted a portion of our short-term investment portfolio into cash in anticipation of repaying our Convertible Debt as discussed above. We have also continued moving funds from longer-term investments into shorter-term cash equivalent vehicles due to the current market conditions. The conversion resulted in proceeds of $188.1 million (net of purchases of investments) in the first six months of 2008, as compared to net investments of $39.1 million (net of proceeds from sales) in the first six months of 2007. Our investment in new property and equipment and acquired in-process research and development technology amounted to $13.1 million and $10.1 million during the six months ended June 30, 2008 and 2007, respectively.

We continue to closely monitor our capital expenditures, while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our workforce. Accordingly, we expect our total capital expenditures to be between $18.0 million and $22.0 million for 2008.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was ($147.9) million and $23.1 million for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, our financing activities primarily consisted of the $125.0 million repayment of our Convertible Debt and a $33.7 million repurchase of our common stock, partially offset by proceeds of $10.8 million from net issuances of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises. For the six months ended June 30, 2007, our financing activities consisted primarily of proceeds of $23.1 million from the issuance of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises.

Critical Accounting Policies and Estimates

For information about our other critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2007 Form 10- K.

Fair Value Measurement

On January 1, 2008, we adopted the provisions of SFAS 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 was issued in September 2006 and is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standards Board ("FASB") released FSP No. FAS 157-2 deferring the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities. It did not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Accordingly, we have applied the provisions of SFAS 157 only to financial assets and liabilities as discussed below and have not applied the provisions of SFAS 157 to Goodwill, Intangible assets, or Restructuring obligations accounted for under SFAS 146. Our adoption of SFAS 157 did not result in our recording any cumulative effect adjustments to retained earnings as of January 1, 2008.

Beginning in February 2008 and continuing through the end of the second quarter of 2008, we experienced failed auctions for our auction rate securities ("ARS") portfolio, resulting in our inability to sell these securities. Consequently, as set forth in the applicable trust indentures, the coupon rate resets to a contractual rate, which may not be the current market rate. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer.

All of our ARS are AA or AAA rated by one or more of the major credit rating agencies. Further, all of these securities are collateralized by student loans. At June 30, 2008, on a weighted average basis, approximately 92% of the underlying student loan collateral was issued under the Federal Family Education Loan Program (FFELP). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government.

In determining the value of our ARS as of June 30, 2008 we utilized a discounted cash flow valuation model with the major inputs to such model based on our estimates of the assumptions that market participants would use in valuing these instruments. Specifically, we used the following key inputs to our valuation model:

  Term—we estimated a five-year expected life of the instruments, based on our expectations of the time in which it would take for (i) the instruments to be called by the issuer, (ii) liquidity to be restored to the market place, or (iii) the instruments to mature in accordance with their terms.

  Discount Rate—we determined the discount rate based on quoted yields of similar publicly traded instruments (e.g., similar collateral, terms, credit quality, etc.).

  Liquidity Discount—we utilized a liquidity discount in valuing the individual securities ranging from approximately 1.31% to 3.65%, depending on the individual security. In determining the appropriate liquidity discount we considered the underlying collateral of securities (i.e., those with 100% FFELP backing required the lowest liquidity discount and those with the lowest level of FFELP backing required the highest liquidity discount), among other factors.

Based on these key inputs, we estimated the fair value of our ARS portfolio was $119.7 million as of June 30, 2008, representing a $4.3 million decline below their cost basis. While we currently believe we will recover the entire principal amount either through restoration of liquidity to the market or our ability to hold to maturity, we have reflected this temporary decline in fair value with other comprehensive income during the first half of 2008.

Subsequent to the end of our second quarter, five of our auction rate securities with a total par value of approximately $12.3 million have been called by the issuers and redeemed at par value. While this was a favorable resolution for these particular securities, we do not anticipate wide spread liquidity restoration across our ARS portfolio in the near term at this time.

Our ARS securities were the only investments as of June 30, 2008 in which we utilized Level 3 valuation techniques under SFAS 157.

If we were to modify certain of the key assumptions utilized in our valuation model of our ARS portfolio, the estimated fair value would change. Specifically, in order to understand the sensitivity of our valuation model related to our maturity and related discount rate assumptions (i.e., the discount rate varies based on the term assumption), we modified the term assumption by approximately 50%, modeling both three- and seven-year maturities (holding the liquidity assumption constant). Based on these changes in assumptions, the estimated fair value ranged from $116.8 million to $121.9 million. Further, we modified the liquidity discount assumption (holding the five-year term and discount rate assumptions constant), increasing/decreasing the liquidity discount by 50 basis points. Based on this change in assumptions, the estimated fair value ranged from $117.4 million to $122.2 million.

Recent Accounting Pronouncements

Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued Staff Position No. FAS 142-3 "Determination of the Useful Life of Intangible Assets" ("FSP"). The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which means we will adopt the FSP in our fiscal year 2009. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R (revised 2007) "Business Combinations" and other US generally accepted accounting principles. We are currently evaluating the impact, if any, of the adoption of this FSP on our consolidated financial position, results of operations and cash flows.

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

Applying the Acquisition Method. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) "Business Combinations" ("SFAS 141R"). SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 141R in our fiscal year 2009. SFAS 141R replaces SFAS 141 "Business Combinations" and requires that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, as well as for an acquirer to be identified for each business combination. SFAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired; the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. We do not expect adoption of SFAS 141R to have a material effect on our current consolidated financial position, results of operations or cash flows; however, our accounting for acquisitions after the adoption of SFAS 141R may produce materially different results than accounting under the current guidance.

Accounting for Noncontrolling Interests. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 160 in our fiscal year 2009. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We do not expect adoption of SFAS 160 to have a material effect on our consolidated financial position, results of operations or cash flows.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

The statements that are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "will," "intend," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are sometimes used to identify forward-looking statements. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to and involve certain risks and uncertainties. There can be no assurance that our actual future performance will meet management's expectations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Form 10-K") and our other filings with the Securities and Exchange Commission ("SEC"), our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from management's current expectations include, among others:

  the timely development and introduction of new products and services, our product mix and the geographic mix of our revenues and the associated impact on gross margins and operating expenses;
  market acceptance and delivery of our new products and technologies, and the ability of our customers to obtain financing;
  our ability to maintain original equipment manufacturer ("OEM"), partner, and vendor support and supply relationships;
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
  the timing of the convergence of voice, data and video networks and the level of demand for our products after such convergence;
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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2008, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $50.0 million of our common stock. This program is in addition to our $50.1 million stock repurchase program completed in December 2007. We have repurchased 2.6 million shares at an average price of $12.92 per share for approximately $33.7 million (including $0.1 million in brokerage fees) during the six months ended June 30, 2008. As of June 30, 2008, approximately $16.4 million was available for share repurchase pursuant to our stock repurchase program.

Stock repurchases under our stock repurchase program are funded from available working capital and effected pursuant to a Rule 10b5-1 trading plan adopted under the rules of the Securities and Exchange Commission. The pace of our stock repurchase activity depends on several factors such as our working capital needs, our stock price, regulatory requirements, and other economic and market conditions. Our stock repurchase program may be terminated at any time and is scheduled to expire on August 21, 2008.

The following table summarizes our stock repurchase activity for the six months ended June 30, 2008 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

			Total Number of
			Shares Purchased	Approximate Dollar
	Total Number	Average Price	as Part of Publicly	Value of Shares that
	of Shares	Paid Per	Announced	May Yet Be Purchased
(in millions, except per share amounts)	Purchased	Share	Program	Under the Program
March 1, 2008 - March 31, 2008	1.1	$ 12.36	1.1	$ 36.6
April 1, 2008 - April 30, 2008	1.5	$ 13.32	1.5	$ 16.4
Total	2.6	$ 12.92	2.6

Item 4. Submission of Matters to a Vote of Security Holders

  On May 16, 2008, we held our 2008 Annual Meeting of Shareholders (the "Annual Meeting").

  At the Annual Meeting, the following persons were elected as directors of Tekelec. The numbers of votes cast for each director and the numbers of votes withheld for each director are listed opposite each director's name.
	Votes Cast for	Votes
Name of Director	Director	Withheld
Robert V. Adams	60,201,713	2,590,701
Ronald W. Buckly	62,205,298	587,116
Mark A. Floyd	62,075,304	717,110
Martin A. Kaplan	62,265,687	526,727
Carol G. Mills	62,210,378	582,036
Franco Plastina	53,996,433	8,795,981
Krish A. Prabhu	62,540,477	251,937
Michael P. Ressner	53,830,024	8,962,390

  At the Annual Meeting, the shareholders approved the amendments to Tekelec's Amended and Restated 2003 Equity Incentive Plan to (i) increase the number of shares of Common Stock issuable under the Plan by a total of 4,500,000 shares, (ii) add directors as persons to whom awards may be granted under the Plan, (iii) authorize the award of share appreciation rights under the Plan, and (iv) provide for certain awards granted under the Plan to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The votes with respect to approval of these amendments were cast as follows:
For	51,300,026	Against	6,521,594	Abstain	59,968

Broker Non-Votes		4,910,826

  At the Annual Meeting, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as Tekelec's independent registered public accounting firm for the year ending December 31, 2008. The votes with respect to ratification of the appointment were as follows:
For	62,654,845	Against	101,407	Abstain	36,162

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Each of our President and Chief Executive Officer, Franco Plastina, and our Senior Vice President, Corporate Affairs and General Counsel, Stuart Kupinsky, has informed us that he has adopted a Rule 10b5-1 stock trading plan pursuant to which he may make sales of our common stock in accordance with the terms and conditions of the plan. We anticipate that from time to time in the future, other directors, officers and employees may establish such stock trading plans. We do not undertake any obligation to update or revise our disclosure regarding these plans and specifically do not undertake to disclose the amendment, termination or expiration of any such plans.

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Bylaws of Tekelec, as amended (1)

10.1	Tekelec Amended and Restated 2008 Executive Officer Bonus Plan (3) PDF as a courtesy

10.2	Tekelec Amended and Restated 2003 Equity Incentive Plan (2)

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3) PDF as a courtesy

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3) PDF as a courtesy

32.1

Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)      PDF as a courtesy

(1)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated May 16, 2008, as filed with the Securities and Exchange Commission on May 22, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated May 14, 2008, as filed with the Securities and Exchange Commission on May 15, 2008.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TEKELEC
Date: August 6, 2008	/s/ FRANCO PLASTINA
Franco Plastina
President and Chief Executive Officer

Date: August 6, 2008	/s/ WILLIAM H. EVERETT
William H. Everett
Executive Vice President and Chief Financial Officer

Date: August 6, 2008	/s/ GREGORY S. RUSH
Gregory S. Rush
Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Tekelec Amended and Restated 2008 Executive Officer Bonus Plan

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002