Form 10-Q
period 2008-09-30
TEKELEC
filed 2008-11-04
CIK 790705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
YES    ☐        NO    ☒

      As of October 30, 2008, there were 66,103,461 shares of the registrant's common stock, without par value, outstanding.

Note: PDF provided as a courtesy

TEKELEC
TABLE OF CONTENTS
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TEKELEC
Unaudited Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2008	2007
ASSETS	(Thousands, except share data)
Current assets:
Cash and cash equivalents	$228,631	$105,550
Short-term investments, at fair value	-	313,922
Total cash, cash equivalents and short-term investments	228,631	419,472
Accounts receivable, net	156,500	147,092
Inventories	25,467	20,543
Income taxes receivable	-	28,361
Deferred income taxes	42,053	18,793
Deferred costs and prepaid commissions	56,084	57,203
Prepaid expenses and other current assets	8,298	14,726
Total current assets	517,033	706,190
Long-term investments, at fair value	105,793	-
Property and equipment, net	35,092	32,510
Investments in privately-held companies	22,297	18,553
Deferred income taxes, net	70,026	83,418
Other assets	1,414	1,320
Goodwill	22,951	22,951
Intangibles assets, net	14,860	16,948
Total assets	$789,466	$881,890

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,253	$45,388
Accrued expenses	23,327	21,259
Accrued compensation and related expenses	31,499	40,234
Convertible debt	-	125,000
Current portion of deferred revenues	203,678	166,274
Income taxes payable	4,739	-
Liabilities of discontinued operations	805	5,767
Total current liabilities	289,301	403,922
Deferred income taxes	1,067	1,295
Long-term portion of deferred revenues	7,976	8,917
Other long-term liabilities	6,097	6,569
Total liabilities	304,441	420,703

Commitments and Contingencies (Note 9)

Shareholders' equity:
Common stock, without par value, 200,000,000 shares authorized; 66,077,663 and 67,479,916 shares issued and outstanding, respectively	305,815	319,761
Retained earnings	180,551	139,379
Accumulated other comprehensive income (loss)	(1,341)	2,047
Total shareholders' equity	485,025	461,187
Total liabilities and shareholders' equity	$789,466	$881,890

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Thousands, except per share data)
Revenues	$105,996	$97,797	$340,661	$316,574
Cost of sales:
Cost of goods sold	33,775	33,367	116,113	132,043
Amortization of purchased technology	587	587	1,761	1,766
Total cost of sales	34,362	33,954	117,874	133,809
Gross profit	71,634	63,843	222,787	182,765
Operating expenses:
Research and development	25,082	22,762	75,706	69,033
Sales and marketing	18,159	16,662	55,269	53,636
General and administrative	13,272	12,354	40,477	40,148
Restructuring and other	-	2,291	243	4,802
Acquired in-process research and development	-	-	2,690	-
Amortization of intangible assets	109	46	327	140
Total operating expenses	56,622	54,115	174,712	167,759
Income from operations	15,012	9,728	48,075	15,006
Other income (expense), net:
Interest income	1,749	4,411	7,325	12,706
Interest expense	(9)	(903)	(1,920)	(2,754)
Gain (loss) on sale of investments	-	-	(2)	223
Other expense, net	(2,193)	(1,144)	(3,699)	(2,988)
Total other income (expense), net	(453)	2,364	1,704	7,187
Income from continuing operations before provision for
income taxes	14,559	12,092	49,779	22,193
Provision for income taxes	5,941	2,033	13,980	5,361
Income from continuing operations	8,618	10,059	35,799	16,832
Income (loss) from discontinued operations, net of taxes	3,755	2,444	5,373	(62,575)
Net income (loss)	$12,373	$12,503	$41,172	$(45,743)

Earnings per share from continuing operations:
Basic	$0.13	$0.14	$0.54	$0.24
Diluted	0.13	0.14	0.52	0.24

Earnings (loss) per share from discontinued operations:
Basic	$0.06	$0.03	$0.08	$(0.90)
Diluted	0.06	0.03	0.08	(0.88)

Earnings (loss) per share:
Basic	$0.19	$0.18	$0.62	$(0.65)
Diluted	0.19	0.17	0.60	(0.64)

Weighted average number of shares outstanding -
continuing operations:
Basic	65,961	70,830	66,372	69,894
Diluted	66,763	77,829	70,972	70,956

Weighted average number of shares outstanding:
Basic	65,961	70,830	66,372	69,894
Diluted	66,763	77,829	70,972	70,956

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Thousands)

Net income (loss)	$12,373	$12,503	$41,172	$(45,743)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,703)	972	(423)	1,431
Net unrealized gain (loss) on available-for-sale securities, net of income taxes	(402)	29	(2,965)	154
Comprehensive income (loss)	$10,268	$13,504	$37,784	$(44,158)

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2008	2007
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$41,172	$(45,743)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	(5,373)	62,575
Loss (gain) on sale of investments	2	(223)
Loss on disposal of fixed assets	503	-
Provision for (recovery of) doubtful accounts and returns	(84)	(65)
Inventory write downs	4,640	8,626
Depreciation	13,148	11,524
Amortization of intangibles	2,088	1,899
Amortization, other	754	1,325
Acquired in-process research and development	2,690	-
Deferred income taxes	(8,974)	2,647
Stock-based compensation	9,769	12,086
Excess tax benefits from stock-based compensation	(1,528)	(4,172)
Changes in operating assets and liabilities, net of business disposal:
Accounts receivable	(9,706)	22,755
Inventories	(9,170)	(3,224)
Deferred costs	1,119	5,419
Prepaid expenses and other current assets	5,309	14,309
Accounts payable	(19,995)	(7,243)
Accrued expenses	1,717	(13,193)
Accrued compensation and related expenses	(10,029)	(9,241)
Deferred revenues	37,283	(42,450)
Income taxes receivable/payable	32,628	9,127
Other assets	(101)	-
Total adjustments	46,690	72,481
Net cash provided by operating activities - continuing operations	87,862	26,738
Net cash used in operating activities - discontinued operations	(2,472)	(18,565)
Net cash provided by operating activities	85,390	8,173
Cash flows from investing activities:
Proceeds from sales and maturities of investments	787,784	487,399
Purchases of investments	(584,524)	(486,912)
Purchases of property and equipment	(15,666)	(13,916)
Change in other non-operating assets	-	175
Payments related to acquired in-process research and development	(2,690)	-
Net cash provided by (used in) investing activities - continuing operations	184,904	(13,254)
Net cash used in investing activities - discontinued operations	-	(3,241)
Net cash provided by (used in) investing activities	184,904	(16,495)
Cash flows from financing activities:
Repayment of convertible debt	(125,000)	-
Payments for repurchases of common stock	(33,779)	(19,699)
Proceeds from issuances of common stock	11,559	29,421
Excess tax benefits from stock-based compensation	1,528	4,172
Net cash provided by (used in) financing activities	(145,692)	13,894
Effect of exchange rate changes on cash	(1,521)	1,527
Net change in cash and cash equivalents	123,081	7,099
Cash and cash equivalents, beginning of period	105,550	45,329
Cash and cash equivalents of continuing operations, end of period	$228,631	$52,428

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

We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 are for the thirteen and thirty-nine weeks ended September 26, 2008 and September 28, 2007, respectively.

The following unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2007.

Fair Value Measurement

On January 1, 2008, we adopted the provisions of SFAS 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 was issued in September 2006 and is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standards Board ("FASB") released FSP No. FAS 157-2 which deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities. It did not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Accordingly, as of January 1, 2008, we have applied the provisions of SFAS 157 only to financial assets and liabilities as discussed below. We have not applied the provisions of SFAS 157 to Goodwill, Intangible assets, or Restructuring obligations accounted for under SFAS 146. Our adoption of SFAS 157 did not result in our recording any cumulative effect adjustments to retained earnings.

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

As of September 30, 2008, financial assets utilizing Level 1 inputs included cash equivalents and foreign currency forward contracts. Financial assets utilizing Level 3 inputs included long-term investments in auction rate securities collateralized by student loans. During the nine months ended September 30, 2008, there were no identified events or changes in circumstances that would require us to remeasure our investments in privately-held companies. As further described in Note 2 "Acquisitions and Dispositions," in connection with the disposition of SSG in fiscal year 2007, in the third quarter of 2008 we received additional Genband shares previously held in escrow, resulting in an increase of $3.7 million in investments in privately-held companies during the period. The receipt of these additional shares did not impact the valuation of the previously issued shares.

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

Recent Accounting Pronouncements

Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued Staff Position No. FAS 142-3 "Determination of the Useful Life of Intangible Assets" ("FSP"). The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which means we will adopt the FSP in our fiscal year 2009. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R (revised 2007) "Business Combinations" and other accounting principles generally accepted in the United States. We do not expect adoption of the FSP to have a material effect on our consolidated financial position, results of operations or cash flows.

Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which means that we will adopt SFAS 161 in our fiscal year 2009. The new standard requires enhanced disclosures about how derivative instruments and hedging activities affect an entity's financial position, financial performance and cash flows. For example, these disclosures include: (i) a tabular summary of the fair values of derivative instruments and their gains and losses; (ii) disclosure of derivative features that are credit-risk-related to provide more information regarding an entity's liquidity; and (iii) cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. We do not expect the adoption of SFAS 161 to have a material impact on our financial statement disclosures.

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

Note 2 — Acquisitions and Dispositions

Acquisition of Estacado Systems

On January 18, 2008, we entered into an asset purchase agreement with Estacado Systems, LLC ("Estacado") and acquired substantially all of the assets of Estacado for approximately $4.4 million, consisting of $2.7 million of cash at closing and an obligation to pay an additional $1.7 million of contingent consideration, as discussed further below. Estacado was a software development company whose employees were instrumental in the creation of Session Initiation Protocol ("SIP") and a number of its advanced features. We acquired Estacado in order to extend our depth in SIP-based intellectual property and to accelerate the development of the next generation and IP Multimedia Subsystem ("IMS") solutions for our customers.

We have allocated the initial payment of approximately $2.7 million to two technology projects under development ("In-Process Research and Development" or "IPR&D" projects) at the time of the acquisition. We evaluated these projects using the guidance in the AICPA's practice aid "Assets Acquired in a Business Combination Used in R&D: A Focus on Software, Electronic Devices and Pharmaceutical Industries — IPR&D," SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" and SFAS No. 2 "Accounting for Research and Development Costs." Under this guidance, we determined that the acquired IPR&D projects had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded the amount allocated to these IPR&D projects as an expense under the caption "Acquired in-process research and development" in the accompanying unaudited condensed consolidated statement of operations in the first quarter of 2008.

The first project acquired from Estacado relates to the development of certain feature sets which will be integrated with our TekSCIM product suite. We believe these features will enhance our TekSCIM product suite and accelerate the development of its features and functionality. This project was approximately 70% complete at the acquisition date, and we estimate that we will incur an additional $1.0 million to $1.5 million of development costs to complete this project, with completion expected in early- to mid-2009. The second project acquired from Estacado relates to the development of a stand-alone database application, which was also approximately 70% complete at the acquisition date. We expect to incur an additional $0.6 million to complete this project, with completion expected in late 2009.

The purchase price also included approximately $1.7 million of consideration contingent upon the continued employment, by Tekelec, of certain former key employees of Estacado for a period of two years following the acquisition. This consideration will be paid to Estacado in four equal installments semi-annually, which started in July 2008. We are accruing this compensation expense quarterly based on our assessment of whether or not it is probable that these employees will be eligible for the payout. The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008 include $220,000 and $587,000 of compensation expense related to this agreement, respectively.

Disposition of SSG

On March 20, 2007, we entered into an agreement to sell our Switching Solutions Group business ("SSG") to GENBAND Inc. ("Genband") for approximately $1.0 million in cash and an interest in Genband's outstanding vested voting equity. The common stock interest in Genband received at closing was valued at $11.2 million in accordance with the principles established in the AICPA Practice Aid — "Valuation of Privately Held Equity Issued as Compensation."

The amount of $11.2 million excluded the value of the additional shares that were held in escrow for one year from the closing for potential indemnification claims of Genband arising during that period. During the third quarter of 2008, the additional shares were released to us from escrow, and, accordingly, we recorded a gain of $2.4 million (net of tax) within discontinued operations for the three months ended September 30, 2008. Further, we determined that we were able to realize additional R&D tax credits generated by SSG along with a change in the estimated tax loss realized on the sale of SSG as a result of completing and filing our consolidated 2007 Federal income tax return in September 2008, resulting in an additional tax benefit of $1.3 million being recorded in the third quarter of 2008 as part of discontinued operations.

We account for our equity interest using the cost method and this investment is included under the caption "Investments in privately-held companies" in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2008.

We classified the SSG business as discontinued operations in the first quarter of 2007 and thus the financial results of SSG are reported separately as discontinued operations for all periods presented. Summarized results of operations for SSG for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$-	$-	$-	$27,682
Loss from discontinued operations before
provision for income taxes	$-	$(4,569)	$-	$(42,148)
Benefit from income taxes	(1,321)	(2,194)	(1,321)	(16,497)
Gain (loss) from discontinued operations, net of income taxes	1,321	(2,375)	1,321	(25,651)
Gain (loss) on sale of discontinued operations, net of taxes	2,434	4,819	4,052	(36,924)
Gain (loss) from discontinued operations, net of taxes	$3,755	$2,444	$5,373	$(62,575)

Note 3 — Restructuring and Other Costs

The following table provides a summary of our restructuring activities and the remaining obligations as of September 30, 2008 (in thousands):

	Severance
	Costs and	Facility
	Related	Exit Costs
	Benefits	and Other	Total

Restructuring obligations, December 31, 2007	$4,595	$4,774	$9,369
Restructuring and related expenses recognized in 2008
SSG lease exit cost change in estimate	-	(2,527)	(2,527)
2008 Restructuring, net of change in estimate	-	463	463
Total restructuring and related expenses	-	(2,064)	(2,064)
Cash payments	(2,762)	(1,973)	(4,735)
Restructuring obligations, September 30, 2008	$1,833	$737	$2,570

In March 2008 we reached a settlement related to the termination of certain lease obligations for facilities that were utilized by our former SSG business unit. Under the settlement, we made a one-time payment of $0.3 million in March 2008 and agreed to make monthly payments through March 31, 2009 aggregating approximately $1.7 million. We have recorded an adjustment of $2.5 million to the restructuring liability associated with this lease termination, which we have included in "Income from discontinued operations, net of tax" in the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2008.

In addition, in the first quarter of 2008 we initiated a centralization of certain functions within our international operations (the "2008 Restructuring") and revised certain estimates associated with our 2007 restructuring activities. We reflected net expense of $243,000 in "Restructuring and other" in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2008 associated with these activities and changes in estimate. This expense includes the $463,000 of charges reflected in the above table along with a reversal of approximately $220,000 of stock-based compensation expense resulting from the revision of certain estimates associated with the 2007 restructuring activities.

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

Note 4 — Fair Value of Financial Instruments

The following table sets forth our financial instruments carried at fair value as of September 30, 2008 and December 31, 2007 (in thousands):

	Financial Instruments
	Carried at Fair Value
	September 30,	December 31,
	2008	2007
Assets:
Cash equivalents	$215,568	$76,089
Short-term investments	-	313,922
Long-term investments	105,793	-
Total assets	$321,361	$390,011

Liabilities:
Foreign currency forward contracts	$-	$-

The following table sets forth our financial instruments carried at fair value within the SFAS 157 hierarchy and using the lowest level of input as of September 30, 2008 (in thousands):

	Financial Instruments
	Carried at Fair Value
	Quoted prices	Significant other	Significant
	in active markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$215,568	$-	$-	$215,568
Long-term investments	-	-	105,793	105,793
Total assets	$215,568	$-	$105,793	$321,361

Liabilities:
Foreign currency forward contracts	$-	$-	$-	$-

We entered into our foreign currency forward contracts on the last day of our fiscal quarter; therefore, the fair value is not significant as of September 30, 2008.

The following tables set forth a summary of changes in the fair value of our Level 3 financial assets for the three and nine months ended September 30, 2008:

Level 3
Financial Assets
Long-Term
Auction Rate
Securities

Balance, June 30, 2008	$119,664
Transfers to Level 3	-
Sales and redemptions	(13,200)
Realized gains (losses)	-
Unrealized losses on securities held at period end	(671)
Balance, September 30, 2008	$105,793

Level 3
Financial Assets
Long-Term
Auction Rate
Securities

Balance, December 31, 2007	$-
Transfers to Level 3	127,400
Sales and redemptions	(16,650)
Realized gains (losses)	-
Unrealized losses on securities held at period end	(4,957)
Balance, September 30, 2008	$105,793

Realized gains and losses from sales of our investments are included in "Other income (expense), net" and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be "other-than-temporary."

Beginning in February 2008 and continuing through September 30, 2008, we experienced failed auctions in our auction rate securities ("ARS") portfolio, resulting in our inability to sell these securities. Consequently, as set forth in the trust indentures, the coupon rate resets to a contractual rate, which may not equal the current market rate. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer. All of our ARS are AA or AAA rated by one or more of the major credit rating agencies. Further, all of these securities are collateralized by student loans. At September 30, 2008, on a weighted average basis, approximately 92% of the underlying student loan collateral was issued under the Federal Family Education Loan Program ("FFELP"). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government.

The estimated fair value of our ARS portfolio was $105.8 million as of September 30, 2008, representing a $5.0 million decline below its cost basis. During the third quarter, certain of our auction rate securities with a total par value of approximately $13.2 million were called by the issuers and redeemed at par value.

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

When determining whether an impairment is other-than-temporary we also consider the following information: (i) if the market value of the investment is below its current carrying value for an extended period, which we generally define as nine to twelve months; (ii) if the issuer has experienced significant financial declines; or (iii) if the issuer has experienced significant changes in its credit quality, among other factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in earnings and a new cost basis in the investment is established. We currently believe that the decline in fair value of our ARS portfolio is temporary; therefore, we have not recorded any other-than-temporary charges in earnings. Accordingly, we have reflected the net of tax decline in the fair value of our ARS portfolio below cost basis in other comprehensive income and in "accumulated other comprehensive income" within shareholders' equity for the three and nine months ended September 30, 2008. Please refer to Note 13 "Subsequent Events" for information about the current developments with respect to our ARS portfolio.

Note 5 — Financial Statement Details

Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30,	December 31,
	2008	2007
Accounts receivable	$163,163	$154,043
Less: Allowance for doubtful accounts and sales returns	6,663	6,951
	$156,500	$147,092

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$20,332	$16,334
Work in process	68	160
Finished goods	5,067	4,049
Total inventories	$25,467	$20,543

Note 6 — Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Purchased technology	$23,490	$23,490
Customer relationships	1,030	1,030
Non-compete contracts	240	240
	24,760	24,760
Less: accumulated amortization	(9,900)	(7,812)
Total intangible assets, net	$14,860	$16,948

Goodwill

The carrying amount of goodwill as of September 30, 2008 and December 31, 2007 was $23.0 million. As required by SFAS 142, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of any events that may indicate impairment.

Note 7 — Shareholder's Equity

In March 2008, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $50.0 million of our common stock pursuant to a Rule 10b5-1 trading plan adopted under the rules of the Securities and Exchange Commission. This program was in addition to the $50.1 million stock repurchase program completed in December 2007. Stock repurchases under the 2008 program were funded from available working capital. This stock repurchase program expired on August 21, 2008.

Under this program we repurchased approximately 2.6 million shares at an average price of $12.92 per share for approximately $33.8 million (including $0.1 million in brokerage fees). These shares and the related repurchase amount have been reflected as a reduction to common stock in the accompanying unaudited condensed consolidated balance sheet.

Note 8 — Income Taxes

As part of the process of preparing our unaudited condensed consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pretax income can impact our income taxes as a percentage of pretax income (the "Effective Rate"). This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets.

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

During the second quarter of 2008 the IRS completed its examination of our 2002 through 2006 income tax returns. We recorded certain adjustments to our tax returns related to timing and, as such, we have recorded the associated impact in the accompanying unaudited condensed consolidated financial statements. As of September 30, 2008 and December 31, 2007, the total gross unrecognized tax benefits recorded in the financial statements, including interest and penalties, were $8.8 million and $15.9 million, respectively. The decline from December 31, 2007 is principally due to the settlement of the IRS examination and associated payments made to the IRS as part of this settlement.

As a result of the aforementioned timing adjustments, our taxable income in 2006 was increased, allowing us to carryback a capital loss generated in 2007 from the disposal of our SSG business. We had previously determined that a full valuation allowance was required for the $3.7 million deferred tax asset resulting from this capital loss; however, as a result of our ability to utilize this loss against our 2006 capital gains, during the second quarter of 2008, we reversed the valuation allowance and recorded a corresponding income tax benefit in continuing operations of $3.7 million.

For the three and nine months ended September 30, 2008, our Effective Rate was 41% and 28%, respectively. The third quarter Effective Rate of 41% differs from the statutory rate of 35% primarily due to employee stock option cancellations and the required tax treatment under SFAS 123R as discussed below. The Effective Rate of 28% for the nine months ended September 30, 2008 differs from the statutory rate of 35% primarily due to the reversal of the valuation allowance of $3.7 million noted above, with the remaining difference primarily relating to a change in estimate associated with the realizability of certain Federal and state research and development credits due in part to the IRS' completing its examination.

Primarily as a result of the disposition of our former SSG business unit in early 2007, a significant number of employee stock options expired unexercised during 2007, resulting in the exhaustion of our "pool of windfall tax benefits" as of December 31, 2007 under SFAS 123R. As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under SFAS 123R will negatively impact our Effective Rate and increase its volatility, and result in a reduction of our earnings. SFAS 123R requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs. For the three and nine months ended September 30, 2008, we recorded discrete items of approximately $0.8 million and $3.4 million, respectively, in the provision for income taxes related to stock-based compensation pursuant to SFAS 123R.

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

Note 10 — Stock-Based Compensation

Total stock-based compensation recognized in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Three months ended September 30, 2008
Cost of goods sold	$159	$130	$289
Research and development	213	198	411
Sales and marketing	271	474	745
General and administrative	453	1,354	1,807
Total continuing operations	$1,096	$2,156	$3,252

Three months ended September 30, 2007
Cost of goods sold	$308	$57	$365
Research and development	437	53	490
Sales and marketing	580	279	859
General and administrative	787	859	1,646
Total continuing operations	2,112	1,248	3,360
Discontinued operations	35	-	35
Total	$2,147	$1,248	$3,395

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Nine months ended September 30, 2008
Cost of goods sold	$688	$302	$990
Research and development	1,145	488	1,633
Sales and marketing	1,049	1,122	2,171
General and administrative (1)	1,942	3,033	4,975
Total continuing operations	$4,824	$4,945	$9,769

Nine months ended September 30, 2007
Cost of goods sold	$1,138	$150	$1,288
Research and development	2,085	122	2,207
Sales and marketing	2,100	569	2,669
General and administrative	3,414	2,508	5,922
Total continuing operations	8,737	3,349	12,086
Discontinued operations	2,798	(159)	2,639
Total	$11,535	$3,190	$14,725

(1)

Included in the general and administrative expense amount is the reversal of approximately $0.2 million of stock-based compensation expense resulting from the revision of our 2007 restructuring activities estimate.

Stock-based compensation expense was recorded net of estimated forfeitures for the three and nine months ended September 30, 2008 and 2007 such that expense was recorded only for those stock-based awards that are expected to vest.

Note 11 — Operating Segment Information

We consider ourselves to be in a single reportable segment under SFAS 131, specifically the development and sale of signaling telecommunications and related value added applications and services.

Enterprise-Wide Disclosures

The following table sets forth, for the periods indicated, revenues from external customers by our principal product lines (in thousands):

	For the Three Months Ended
	September 30,
	2008	2007
Product revenues:
Eagle and other signaling products	$62,804	$56,884
Number portability products	8,598	4,427
Performance management and monitoring products	4,093	9,216
Total product revenues	75,495	70,527
Warranty revenues	17,222	19,743
Professional and other services revenues	13,279	7,527
Total revenues	$105,996	$97,797

	For the Nine Months Ended
	September 30,
	2008	2007
Product revenues:
Eagle and other signaling products	$199,138	$174,207
Number portability products	22,610	16,515
Performance management and monitoring products	15,223	29,667
Total product revenues	236,971	220,389
Warranty revenues	55,230	52,819
Professional and other services revenues	48,460	43,366
Total revenues	$340,661	$316,574

  We conduct business in a number of foreign countries and are organized into three geographic regions. The three regions are: (1) North America, comprised of the United States and Canada, (2) "EAAA," comprised of Europe, the Middle East, Asia Pacific (including China and India), Africa and Australia, and (3) "CALA," comprised of the Caribbean and Latin America, including Mexico. Revenue is attributed to a particular geographical region based on where the products are shipped or where the services are performed. The following table sets forth, for the periods indicated, revenues from external customers by geographic region (in thousands):

	Revenues from External Customers
	By Geographic Region
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
North America(1)	$33,594	$49,830	$137,972	$140,348
EAAA	49,169	29,597	140,780	95,340
CALA	23,233	18,370	61,909	80,886
Total revenues from external customers	$105,996	$97,797	$340,661	$316,574

(1)

North America includes revenues in the United States of $30,174 and $48,286 for the three months ended September 30, 2008 and 2007, respectively, and $125,646 and $130,170 for the nine months ended September 30, 2008 and 2007, respectively.

For the three months ended September 30, 2008, sales to the Orange Group and to Telecom Italia each represented 11% of our revenues. For the three months ended September 30, 2007, sales to Carso Global Telecom (Telefonos De Mexico and America Movil) represented 16% of our revenues and sales to Deutsche Telecom AG Group (T-Mobile Group) accounted for 12% of our revenues.

For the nine months ended September 30, 2008, sales to AT&T represented 11% of our revenues. For the nine months ended September 30, 2007 sales to Carso Global Telecom represented 15% of our revenues and sales to AT&T accounted for 11% of our revenues.

The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment, investment in privately held companies and other assets by geographic region (in thousands):

	Long-Lived Assets
	By Geographic Region
	September 30,	December 31,
	2008	2007
United States	$54,684	$48,758
Other	4,119	3,625
Total long-lived assets	$58,803	$52,383

Note 12 — Earnings Per Share - Continuing Operations

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings from continuing operations per share computations for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Income from
	Continuing
	Operations	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 2008:
Basic income from continuing operations per share	$8,618	65,961	$0.13
Effect of dilutive securities	-	802
Effect of "if-converted" method applied to previously outstanding convertible debt	-	-
Diluted income from continuing operations per share	$8,618	66,763	$0.13

For the Three Months Ended September 30, 2007:
Basic income from continuing operations per share	$10,059	70,830	$0.14
Effect of dilutive securities	-	638
Effect of "if-converted" method applied to previously outstanding convertible debt	581	6,361
Diluted income from continuing operations per share	$10,640	77,829	$0.14

For the Nine Months Ended September 30, 2008:
Basic income from continuing operations per share	$35,799	66,372	$0.54
Effect of dilutive securities	-	639
Effect of "if-converted" method applied to previously outstanding convertible debt	1,085	3,961
Diluted income from continuing operations per share	$36,884	70,972	$0.52

For the Nine Months Ended September 30, 2007:
Basic income from continuing operations per share	$16,832	69,894	$0.24
Effect of dilutive securities	-	1,062
Effect of "if-converted" method applied to previously outstanding convertible debt	-	-
Diluted income from continuing operations per share	$16,832	70,956	$0.24

The computation of diluted earnings from continuing operations per share excludes unexercised stock options, restricted stock units, and potential shares issuable upon conversion of our previously outstanding senior subordinated convertible debt that are anti-dilutive. The following common stock equivalents were excluded from the earnings from continuing operations per share computation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average number of stock options and SARs excluded
due to the exercise price exceeding the average fair value of our
common stock during the period	6,446	9,757	7,203	11,495
Shares issuable upon conversion of our convertible debt previously outstanding	-	-	-	6,361
Total common stock equivalents excluded from diluted net
income from continuing operations per share computation	6,446	9,757	7,203	17,856

On June 15, 2008 we repaid our $125.0 million convertible debt instruments in accordance with their terms and, accordingly, the above earnings per share calculations only include the dilutive impact of the convertible instruments for the periods during which they were outstanding.

There were no transactions subsequent to September 30, 2008, which, had they occurred prior to October 1, 2008, would have changed materially the number of shares in the basic or diluted earnings from continuing operations per share computations.

Note 13 — Subsequent Events

Wachovia Credit Facility

In October 2008, Tekelec, together with our Belgian subsidiary, Tekelec International, SPRL, entered into a new credit facility (the "New Credit Facility") with Wachovia Bank, National Association ("Wachovia Bank"). Pursuant to the New Credit Facility, (i) Tekelec and Tekelec International, SPRL (the "Borrowers") may borrow up to an aggregate principal amount of $50.0 million for general corporate purposes under a three-year revolving credit facility, (ii) the Borrowers may borrow up to $10.0 million of such amount under a swingline subfacility, and (iii) Tekelec may utilize up to $10.0 million under a separate one-year letter of credit facility. The face value of any letters of credit issued under the facility is 100% secured by cash. As of October 31, 2008, there were no borrowings outstanding under the New Credit Facility.

The New Credit Facility, other than obligations under the letters of credit, is unsecured except for our pledge of 65% of the outstanding stock of Tekelec International, SPRL and of two other Tekelec subsidiaries, Tekelec do Brasil Ltda. and Tekelec France SAS. All of our obligations under the still existing credit facility with Wells Fargo Bank of California are required to be secured with an equal amount of cash and/or marketable securities.

Borrowings under the New Credit Facility by Tekelec for revolving loans in U.S. Dollars, bear interest, at Tekelec's election, at the base rate, calculated at the higher of the prime rate and the federal funds rate plus one half of 1%, or at Wachovia Bank's LIBOR rate plus the applicable margin for the one, two or three month interest period selected by Tekelec. Borrowings by Tekelec International, SPRL for revolving loans in Euros, bear interest at the Wachovia Bank's LIBOR rate plus the applicable margin for the one, two or three month interest period selected by Tekelec International, SPRL. Tekelec is also required to pay certain fees, including (i) a commitment fee equal to 0.50% of the aggregate revolving credit commitment, which was paid at the closing, (ii) an undrawn fee (currently 0.25% per annum) of the average daily unused portion of the revolving credit commitment, payable quarterly in arrears, and (iii) fees in connection with letters of credit, including fees of 0.50% per year on the face amounts thereof.

The New Credit Facility imposes certain financial covenants and other restrictions. These include, without limitation, requirements that we deliver certain financial statements and information, maintain certain insurance coverages and comply with certain financial covenants. The New Credit Facility also restricts us from taking certain actions without the consent of the Bank, including without limitation restrictions on incurring other senior indebtedness, making certain investments or dividends or distributions, entering into certain mergers, consolidations or acquisitions, altering in any material respect the general nature of our business, creating security interests in or liens on assets, and engaging in certain transactions with affiliates or taking actions that impair the security interests granted under the New Credit Facility.

The New Credit Facility requires that Tekelec's credit facility with Wells Fargo Bank of California, which is scheduled to expire on December 15, 2008, either be terminated or amended on its expiration date so that it is solely a letter of credit facility in the maximum amount of $5.0 million. As of September 30, 2008, there were approximately $2.2 million in borrowings outstanding under the Wells Fargo Bank of California credit facility, all of which represented outstanding letters of credit and were fully cash collateralized by Tekelec.

UBS Auction Rate Securities Sale Rights Agreement

On October 31, 2008, we accepted an offer from UBS providing Tekelec with rights related to its auction rate securities ("ARS"). Under the terms of the offer, UBS has the right, in its discretion, to purchase these securities from us at par value which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time until July 2, 2012, and Tekelec has the right to require UBS to purchase the securities at par value plus accrued interest at its election at any time between June 30, 2010 and July 2, 2012.

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

We derive our revenues primarily from the sale or license of telecommunications network systems and software applications and related professional services (e.g., installation and training) and customer support, including customer post-warranty service contracts such as TekelecCare. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer's credit standing and our history with the customer. As we continue to expand internationally, we expect that our payment terms will continue to lengthen, as a higher percentage of our billing and/or payment terms may be tied to the achievement of milestones, such as shipment, installation and customer acceptance.

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

In addition to striving to maintain an effective system of internal control over financial reporting, we also strive to follow the highest ethical and professional standards in measuring and reporting our financial performance. Specifically, we have adopted a code of conduct for all of our employees and directors that requires a high level of professionalism, ethical behavior, and training. We believe that our accounting policies are prudent and provide a clear view of our financial performance. We utilize our internal audit function to help ensure that we follow these accounting policies and to independently test our internal control. Further, our Disclosure Committee, composed primarily of senior financial and legal personnel, helps ensure the completeness and accuracy of the reporting of our financial results and our other disclosures. In performing its duties, the Disclosure Committee consults with and obtains relevant information from key functional areas such as operations, finance, customer service and sales, including the utilization of an internal certification process that solicits responses from these functional areas. Prior to the release of our financial results, key members of our management review our operating results and significant accounting policies and estimates with our Audit Committee, which consists solely of independent members of our Board of Directors.

Operating Environment and Key Factors Impacting our 2008 Results

The majority of our orders and revenue are derived from our Eagle product line. The Eagle product platform can accommodate: (i) SIGTRAN (SS7 over IP); (ii) TDM (SS7 over ATM or high speed links and SS7 over low speed links); and (iii) a number of other network applications.

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

While this trend is global in nature, there remain considerable differences by geography in service provider networks, as well as in the economic opportunities that service providers are attempting to capitalize upon. These differences generally affect the decision as to when and how service providers adopt newer technologies and commence their transition to a converged network. As a result, we expect adoption of, and thus demand for, the networking technologies to vary from market to market.

While the transition to SIP-based networks is occurring more slowly than originally anticipated, this slower market adoption has been offset by continued demand for our SS7- and SIGTRAN-based products. Additionally, we believe that our SIP based products, which support several SIP protocols, offer additional flexibility for our customers as they migrate towards SIP-enabled next generation networks. Should the transition to such networks accelerate, we believe our expertise, products and services may provide our customers with key components to successfully navigate this migration.

Summary of Operating Results and Key Financial Metrics

The following is a brief summary of our performance relative to certain key financial metrics for our continuing operations as of, and for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 (in thousands, except earnings per share):

	Three Months Ended September 30,
	2008	2007
Statement of operations statistics:
Orders	$87,394	$109,166
Revenues	$105,996	$97,797
Operating income	$15,012	$9,728
Diluted earnings per share	$0.13	$0.14
Cash flows from operations for continuing operations	$30,931	$(19,175)

	Nine Months Ended September 30,
	2008	2007
Statement of operations statistics:
Orders	$292,696	$273,043
Revenues	$340,661	$316,574
Operating income	$48,075	$15,006
Diluted earnings per share	$0.52	$0.24
Cash flows from operations for continuing operations	$87,862	$26,738

	September 30,	December 31,
	2008	2007
Balance sheet statistics:
Cash, cash equivalents and short-term investments	$228,631	$419,472
Accounts receivable, net	$156,500	$147,092
Backlog	$369,031	$416,996
Deferred revenue	$211,654	$175,191
Working capital	$227,732	$302,268
Shareholderss' equity	$485,025	$461,187

Orders decreased by 20% to $87.4 million in the third quarter of 2008 from $109.2 million in the third quarter of 2007. On a year-to-date basis, orders increased by 7% to $292.7 million for the nine months ended September 30, 2008 from $273.0 million for the same period in 2007. We believe that the year-to-date comparison is more meaningful because we experience volatility in the timing of our quarterly orders. The 7% increase in orders on a year-to-date basis was primarily due to increased signaling requirements within our customers' networks as well as new customer wins. Specifically, we believe this increased demand for our signaling products is due to, among other factors: (i) increased subscriber growth at existing customers; (ii) our expanding global footprint as a result of new customer wins; (iii) the increased prevalence of unlimited text messaging plans (i.e., text messages increase signaling demand as the messages are carried over our signaling equipment); and (iv) the increased adoption of 3G devices that are highly signaling intensive, along with the limited rollout of 3G networks that require a subscriber's phone to re-register with either the 2G or 3G network as the subscriber changes location.

It is difficult for us to determine the extent to which the current economic environment has affected or will affect the timing or size of our customers' orders. We believe that our order input for the fourth quarter of 2008 and perhaps the next several quarters maybe impacted by the availability of credit in the developing world and appreciation of the value of the US dollar versus currencies of the developing countries.

Revenues increased by 8% to $106.0 million in the third quarter of 2008 from $97.8 million in the third quarter of 2007. This quarterly growth was driven primarily by increases in Eagle and other signaling products, number portability, and services revenues, offset in part by lower performance management and monitoring and warranty revenue. On a year-to-date basis, revenues increased by 8% to $340.7 million for the nine months ended September 30, 2008 from $316.6 million for the corresponding period in 2007. This growth in revenues was due primarily to an increase in revenues from our Eagle and other signaling products in our EAAA region, as well as an increase in our number portability and warranty revenue.

Operating Income increased from $9.7 million in the third quarter of 2007 to $15.0 million in the third quarter of 2008, primarily due to higher revenues, improvement in gross margins, and lower restructuring costs. Our gross margins improved due to a favorable product mix (i.e. a larger percentage of revenues from our higher margin number portability and Eagle and other signaling products). For the nine months ended September 30, 2008, operating income increased by $33.1 million as compared to the same period in 2007 due primarily to improved gross margins for the reasons discussed above, partially offset by an increase in R&D expenses (including acquired in-process research and development), as we continue to invest in our development efforts for new products and product enhancements.

Diluted Earnings per Share from Continuing Operations for the year to date period were also positively impacted by the revenue and operating income improvements for the reasons discussed above, resulting in an increase to $0.52 from $0.24 in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The quarterly earnings per share remained comparable at $0.13 and $0.14 in the three months ended September 30, 2008 and 2007, respectively, primarily due to lower net income from continuing operations in the third quarter of 2008. This decrease in net income is primarily attributed to (i) lower interest income for the period as a result in a change in our investing strategy from higher yielding investments into lower risk and lower yielding cash and cash equivalents which resulted in a decline in the yield on the investments across our entire portfolio, and (ii) higher effective tax rate in the 2008 period due to the delay in the extension of the research and development tax credit until the fourth quarter of 2008. Partially offsetting these unfavorable income items is a reduction in the share count due to the repayment of the convertible debt in the second quarter of 2008 and our common stock repurchases as discussed below.

Cash Flow from Operations for continuing operations increased to $87.9 million for the nine months ended September 30, 2008 from $26.7 million for the same period of 2007, as a result of the year-over-year increase in earnings from continuing operations as discussed above, collections from customers for deferred revenues, and the receipt of an income tax refund in the amount of $18.9 million resulting from the carryback to previous tax years of tax losses relating to the sale of SSG in 2007.

Cash, Cash Equivalents and Short-Term Investments decreased during the nine months ended September 30, 2008 by $190.8 million, or 45%, primarily due to: (i) the reclassification of $105.8 million of our auction rate securities portfolio (net of subsequent redemptions and adjustments to fair value) previously included in short-term investments to long-term investments in the first quarter of 2008, (ii) the repayment of $125.0 million of our convertible debt in the second quarter of 2008; (iii) the repurchase of common stock of $33.8 million; and (iv) purchases of property and equipment of $15.7 million. Partially offsetting these outflows were $87.9 million generated by operating cash flows from continuing operations and $11.6 million in proceeds from issuances of common stock under our equity compensation plans.

Accounts Receivable increased by $9.4 million during the nine months ended September 30, 2008 to $156.5 million due to an increase in billings as a result of the growth in orders on a year-to-date basis.

Backlog has decreased by $48.0 million, or 12%, from December 31, 2007 to September 30, 2008, principally due to the seasonally lower orders booked in the first three quarters of the year compared to the fourth quarter of 2007.

Deferred Revenue increased by $36.5 million, or 21%, from $175.2 million as of December 31, 2007 to $211.7 million as of September 30, 2008, due to billings on orders in advance of the revenue being recognized, primarily related to our international customers, as well as increases related to our installed base of customers under our extended warranty services.

Working Capital decreased by $74.5 million, or 25%, from $302.3 million as of December 31, 2007 to $227.7 million as of September 30, 2008, primarily due to the reclassification of $105.8 million of our auction rate securities, and the repurchase of $33.8 million of common stock discussed above, partially offset by cash flows from operations of $87.9 million.

Shareholders' Equity increased by $23.8 million, from $461.2 million as of December 31, 2007 to $485.0 million as of September 30, 2008, due primarily to: (i) net income of $41.2 million for the period; (ii) proceeds from the issuance of common stock under our equity compensation plans of $11.6 million; and (iii) an increase in common stock resulting from stock-based compensation of $9.8 million. Partially offsetting these increases is our repurchase of $33.8 million of common stock under our previously announced stock repurchase program and an increase in unrealized losses on our auction rate securities portfolio of $3.0 million, net of tax.

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

Revenues

Revenues increased by 8% to $106.0 million in the third quarter of 2008 from $97.8 million in the third quarter of 2007 primarily due to increases in Eagle and other signaling products, number portability, and services revenues, offset in part by lower warranty and performance management and monitoring revenues. On a year-to-date basis, revenues increased by 8% to $340.7 million for the nine months ended September 30, 2008 from $316.6 million for the corresponding period in 2007. This growth in revenues was due primarily to an increase in revenues from our Eagle and other signaling products in our EAAA region, as well as an increase in our number portability product revenues.

Partially offsetting these increases in revenues was a reduction in our performance management and monitoring products revenues resulting from a lengthening in the time to convert an order to revenue from approximately six to nine months to a time frame of approximately twelve to fifteen months. The lengthening of order to revenue conversion rate is due primarily to many of these orders being to new customers, which typically take longer to convert, along with the orders containing several features under development and not expected to be delivered until late 2008 or early 2009. The following discussion provides a more detailed analysis of our changes in revenues by geography, product line, and revenue type (i.e., product, service and warranty).

Revenues by Geographical Region

The following table sets forth revenues from the three geographic regions in which we generate sales of our products: North America, EAAA, and CALA (dollars in thousands):

	For the Three Months Ended
	September 30,		Change
	2008	2007	2007 to 2008
North America	$33,594	$49,830	$(16,236)	(33)%
EAAA	49,169	29,597	19,572	66%
CALA	23,233	18,370	4,863	26%
Total revenues	$105,996	$97,797	$8,199	8%

	For the Nine Months Ended
	September 30,		Change
	2008	2007	2007 to 2008
North America	$137,972	$140,348	$(2,376)	(2)%
EAAA	140,780	95,340	45,440	48%
CALA	61,909	80,886	(18,977)	(23)%
Total revenues	$340,661	$316,574	$24,087	8%

 In the third quarter of 2008, our revenues decreased in the North America region by 33% as compared to the same period in 2007 primarily due to a year-over-year decline in orders in the third quarter of 2008 compared to the third quarter of 2007. A significant portion of our North America revenues is comprised of revenues from orders that are booked and completed in the same quarter, and therefore revenues in this region have been and will be affected disproportionately by a decline in orders in any current quarter. The increase in EAAA and CALA revenues quarter-over-quarter is primarily due to the completion of several large Eagle and other signaling product and number portability projects during this period.

For the nine months ended September 30, 2008, our revenues increased by 8% as compared to the same period in 2007, due primarily to the increase in revenues from our EAAA region. This increase was due to the increase in Eagle upgrades and extensions as discussed above and the completion of several large Eagle and other signaling product projects in the EAAA region. Offsetting this increase was a decline in CALA region revenues as a result of several large projects that were completed in this region in the first half of 2007. While CALA revenues for the first nine months of 2008 are lower than for the same period in 2007, we have increased our orders in our CALA region on a year-over-year basis during 2008.

Revenues by Product Line

In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our product lines. Revenues from each of our product lines for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2008	2007	2007 to 2008
Product revenues:
Eagle and other signaling products	$62,804	$56,884	$5,920	10%
Number portability products	8,598	4,427	4,171	94%
Performance management and monitoring products	4,093	9,216	(5,123)	(56)%
Total product revenues	75,495	70,527	4,968	7%
Warranty revenues	17,222	19,743	(2,521)	(13)%
Professional and other services revenues	13,279	7,527	5,752	76%
Total revenues	$105,996	$97,797	$8,199	8%

	For the Nine Months Ended
	September 30,		Change
	2008	2007	2007 to 2008
Product revenues:
Eagle and other signaling products	$199,138	$174,207	$24,931	14%
Number portability products	22,610	16,515	6,095	37%
Performance management and monitoring products	15,223	29,667	(14,444)	(49)%
Total product revenues	236,971	220,389	16,582	8%
Warranty revenues	55,230	52,819	2,411	5%
Professional and other services revenues	48,460	43,366	5,094	12%
Total revenues	$340,661	$316,574	$24,087	8%

Product Revenues

Our product revenues have increased by $5.0 million, or 7%, in the third quarter of 2008 compared with the third quarter of 2007, due to growth in revenues from our Eagle and other signaling products and our number portability products. We expect to see continued growth during 2008 in our number portability product line as we convert CALA orders to revenue and as number portability demand increases in other regions.

Offsetting this growth is a decrease in performance management and monitoring products revenue resulting from a lengthening in the time to convert an order to revenue from approximately six to nine months to a time frame of approximately twelve to fifteen months. We believe this is due in part to (i) a higher percentage of these orders being derived from new customers, which have historically required more time to convert orders to revenue, (ii) the maturing of earlier versions of the products, and (iii) many of our new orders for this product line requiring features not available until the end of 2008 or early 2009. Accordingly, we believe that our quarterly revenues associated with performance management and monitoring products will continue to be highly volatile. Further, our continued success with this product line will depend on, among other factors, our ability to penetrate the North American Tier-1 market and to grow orders on a year-over-year basis in 2008.

Product revenues for the first nine months of 2008 increased $16.6 million, or 8%, as compared to the same period in 2007. This growth was primarily in our Eagle and other signaling products in the North America region due in part to the increased demand for signaling capacity as a result of certain Tier-1 carriers' offering unlimited text messaging plans, and continued expansion of our Eagle and other signaling products footprint in the EAAA region as a result of our success in winning new customers. Offsetting this increase in year-over-year revenue is a decline in performance management and monitoring product revenues for the reasons discussed previously.

Domestically, our product revenues are impacted by a variety of factors, including: (i) industry consolidation resulting in delay and/or decline in our customer orders; (ii) the introduction of new technologies, such as SIGTRAN, at a significantly lower price per equivalent link than existing technologies, resulting in reductions in our order value, revenues and gross margins; and (iii) the increasing amount of signaling traffic generated on our customers' networks, impacting our volume of orders. We derive the majority of product revenues in North America from wireless operators, and wireless networks generate significantly more signaling traffic than wireline networks. As a result, these networks require significantly more signaling infrastructure. Signaling traffic on our wireless customers' networks may be impacted by several factors, including growth in the number of subscribers, the number of calls made per subscriber, roaming and the use of additional features, such as text messaging.

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

Warranty Revenues

Warranty revenues include revenues from our (i) standard warranty coverage, which is typically provided at no charge for the first year but is allocated a portion of the arrangement fee in accordance with SOP 97-2, and (ii) extended warranty offerings. After the first year warranty, our customers typically prepay warranty services for periods up to a year, which we reflect in deferred revenues. We recognize the revenue associated with our warranty services ratably over the term of the warranty arrangement based on the number of days the contract is outstanding during the period. Warranty revenues decreased by 13% for the three months ended September 30, 2008, and increased by 5% for the nine months ended September 30, 2008, as compared to the same periods in 2007. The decrease in third quarter of 2008 is due in part to the timing of certain contract renewals which were completed in the second quarter of 2008, resulting in the recognition of the associated revenue in the second quarter of 2008, compared to these same arrangements not being finalized until the third quarter of 2007, resulting in the deferral of the associated revenue in 2007 until the third quarter of 2007. The increase on a year-to-date basis is primarily attributable to the increase in our installed base of customers.

The timing of recognition of our warranty revenue may be impacted by, among other factors: (i) delays in receiving purchase orders from our customers; (ii) the inability to recognize any revenue, including revenue associated with first year warranty, until the delivery of all product deliverables associated with an order is complete and in some cases when written acceptance has been received; and (iii) receipt of cash payments from the customer in cases where the customer is deemed a credit risk.

Professional and Other Services Revenues

Professional and other services revenues primarily consist of installation services, database migration and training services. Substantially all of our professional service arrangements are billed on a fixed-fee basis. We typically recognize the revenue related to our fixed-fee service arrangements upon completion of the services, as these services are relatively short-term in nature (typically several weeks, or in limited cases, several months). Our professional and other services are typically initiated and provided to the customer within a three to six month period after the shipment of the product, with the timing depending on, among other factors, the customer schedule and site availability. As a result, our professional and other services revenues depend in large part on the timing of shipments and related product revenue recognized in the immediately preceding periods, particularly shipments of Eagle initial systems, performance management and monitoring products and shipments to new customers, each of which typically requires a higher percentage of services.

Professional and other services revenues for the 2008 periods increased by $5.8 million, or 76%, in the third quarter of 2008 and by $5.1 million, or 12%, for the first nine months of 2008, driven primarily by our international growth which resulted in a higher number of new customer orders in 2008 as compared to 2007. Our third quarter 2007 professional and other services revenue was unfavorably impacted by lower Eagle initial projects revenue recognized during the quarter. Because our performance management and monitoring products require a higher level of professional services compared to our other product lines, we expect that our professional services revenues may continue to increase as we complete installations and receive the acceptance for orders for our performance management and monitoring product projects currently in our backlog.

Regardless of the mix of products purchased (for example, initial or extension Eagle systems), new customers typically require a greater amount of installation, training and other professional services at the initial stages of deployment of our products. As our customers gain more knowledge of our products, the follow-on orders generally do not require the same levels of services and training, as our customers tend to either: (i) perform the services themselves; (ii) require limited services; such as installation only; or (iii) require no services, and, in particular, no database migration or training services.

Cost of Sales

In order to better understand our cost structure, we analyze and present our costs and expenses in the categories discussed below:

Cost of goods sold

Cost of goods sold includes: (i) materials, labor, and overhead costs incurred internally and paid to contract manufacturers to produce our products; (ii) personnel and other costs incurred to install our products; and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2008	2007	2007 to 2008
Cost of goods sold	$33,775	$33,367	$408	1%
Revenues	105,996	97,797	8,199	8%
Cost of goods sold as a percentage of revenues	32%	34%

	For the Nine Months Ended
	September 30,		Change
	2008	2007	2007 to 2008
Cost of goods sold	$116,113	$132,043	$(15,930)	(12)%
Revenues	340,661	316,574	24,087	8%
Cost of goods sold as a percentage of revenues	34%	42%

Cost of goods sold in the third quarter of 2008 remained comparable to cost of goods sold in the third quarter of 2007, despite an 8% increase in revenues. This gross margin improvement is driven primarily by a favorable mix of higher margin Eagle and other signaling extension revenue and number portability revenue, coupled with a decrease in lower margin performance management and other monitoring products revenues. Also, favorably impacting cost of goods sold for the quarter was better than expected performance related to certain contract and warranty provisions, resulting in a reduction in cost of goods sold of $2.5 million.

On a year-over-year basis cost of goods sold decreased by 12% in 2008 as compared to the same period of 2007. This decrease in costs is primarily due to (i) a shift in our 2008 product mix to our higher margin number portability and Eagle and other signaling products, upgrades and extensions as discussed previously; (ii) the recognition of revenue associated with certain lower margin orders of Eagle and other signaling product initial systems in the first quarter of 2007; (iii) the better than expected performance related to certain contract and warranty provisions noted above; and (iv) higher installation service costs on international arrangements in 2007. Offsetting the decrease is $2.8 million of warranty charges accrued in the second quarter of 2008 in accordance with our warranty policy related to our performance management and monitoring product line.

As we continue to expand our international presence, our cost of goods sold as a percentage of revenues may be negatively impacted as the result of our decision to develop new sales channels and customer relationships in new markets, and also due to price competition. In addition, changes in the following factors may also affect margins: product mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal and outsourced manufacturing capabilities and efficiencies; foreign currency fluctuations; pricing pressure as we expand internationally; and general economic conditions.

Amortization of Purchased Technology

Amortization of purchased technology for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Amortization of purchased technology related to:
iptelorg	$105	$105	$315	$320
Steleus	482	482	1,446	1,446
Total	$587	$587	$1,761	$1,766

Research and Development Expenses

Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, outsourced development and consulting costs and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for the three and nine months ended September 30, 2008 and 2007 (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2008	2007	2007 to 2008
Research and development	$25,082	$22,762	$2,320	10%
Percentage of revenues	24%	23%

	For the Nine Months Ended
	September 30,		Change
	2008	2007	2007 to 2008
Research and development	$75,706	$69,033	$6,673	10%
Percentage of revenues	22%	22%

The following is a summary of the year-over-year fluctuations in our research and development expenses during the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007 to 2008	2007 to 2008
Increase (decrease) in:
Salaries, benefits and incentive compensation	$1,422	$5,456
Stock-based compensation	(78)	(573)
Consulting and professional services	136	(409)
Facilities and depreciation	394	1,247
Other	446	952
Total	$2,320	$6,673

We have made and intend to continue to make substantial investments in product and technology development. We believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness. The increase in R&D spending for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 was due in part to investments in developing SIP-based products to help customers migrate to IP networks. In addition, our continued success in winning new customers and new number portability orders outside North America has required investment in International Telephone Union ("ITU") and other local feature development to respond to international customer requirements.

Our increased investment in research and development activities from 2007 to 2008 was principally within our employee related expenses. In particular, the salaries, benefits and incentive compensation increase reflects: (i) increased investment in key internal resources; (ii) increases in incentive compensation due to improved operating performance; and (iii) the addition of Estacado's employees to our research and development team in the first quarter of 2008. Similarly, the increase in facilities and depreciation costs in 2008 is due primarily to the expansion of space within our corporate headquarters dedicated to research and development activities as compared to 2007 and the addition of the facilities utilized by Estacado. Partially offsetting these increases was a decrease in stock-based compensation as a result of fewer equity grants, and a decrease in consulting and professional services due to having higher costs incurred during the second quarter of 2007 related to certain outsourced projects.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including: (i) salaries, commissions and related costs; (ii) costs of outside contract personnel; (iii) facilities costs; (iv) advertising and other marketing costs, such as tradeshows; and (v) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for the three and nine months ended September 30, 2008 and 2007 (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2008	2007	2007 to 2008
Sales and marketing expenses	$18,159	$16,662	$1,497	9%
Percentage of revenues	17%	17%

	For the Nine Months Ended
	September 30,		Change
	2008	2007	2007 to 2008
Sales and marketing expenses	$55,269	$53,636	$1,633	3%
Percentage of revenues	16%	17%

The following is a summary of the year-over-year fluctuations in our sales and marketing expenses during the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007 to 2008	2007 to 2008
Increase (decrease) in:
Salaries, benefits and incentive compensation	$(225)	$982
Stock-based compensation	(113)	(496)
Sales commissions	1,061	1,928
Marketing and advertising	489	(846)
Other	285	65
Total	$1,497	$1,633

The increase in sales and marketing expenses for the three months ended September 30, 2008 as compared to the same period in 2007 is primarily due to increased commission expense associated with the increase in revenues, along with certain contracts involving third party agents which typically carry higher commissions. In addition, during the third quarter of 2008 our marketing and advertising expense increased as a result of additional marketing and advertising related expenditures. Offsetting these increases were decreases in employee related expenses.

The increase in sales and marketing expenses in the nine months ended September 30, 2008 was primarily attributable to increases in employee-related costs (i.e., salaries, benefits, incentive compensation and sales commissions) resulting from the growth in orders and revenue in the first three quarters of 2008 coupled with the increase in third party commissions expense in the third quarter of 2008 as discussed above. Partially offsetting these increases were reductions in our marketing and advertising activities as we seek to leverage our direct sales force and better focus our other marketing activities. Also contributing to the decrease is a reduction in stock-based compensation expense related to fewer equity grants.

The size of our sales and marketing workforce and related expenses varies to a greater degree in response to the growth in our orders and backlog than to the growth in revenues.

General and Administrative Expenses

General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, business development, finance, information technology and human resources personnel) and consist of: (i) salaries and related compensation costs; (ii) consulting and other professional services (e.g., litigation and other outside counsel fees, audit fees and costs associated with compliance with the Sarbanes-Oxley Act of 2002); (iii) facilities and insurance costs; and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for the three and nine months ended September 30, 2008 and 2007 (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2008	2007	2007 to 2008
General and administrative expenses	$13,272	$12,354	$918	7%
Percentage of revenues	13%	13%

	For the Nine Months Ended
	September 30,		Change
	2008	2007	2007 to 2008
General and administrative expenses	$40,477	$40,148	$329	1%
Percentage of revenues	12%	13%

The following is a summary of the year-over-year fluctuations in our general and administrative expenses during the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007 to 2008	2007 to 2008
Increase (decrease) in:
Salaries, benefits and incentive compensation	$162	$193
Stock-based compensation	163	(725)
Consulting and professional services	126	504
Facilities and depreciation	-	(189)
Bad debt expense	258	605
Other	209	(59)
Total	$918	$329

The increase in general and administrative expenses in the third quarter of 2008 was primarily driven by an increase in our employee related costs (salaries, benefits, and incentive compensation) and an increase in stock-based compensation. In addition, we had a $258,000 net recovery of certain written off receivables in the third quarter of 2007 with no corresponding recovery in the third quarter of 2008.

On a year-over-year basis, general and administrative expenses increased primarily due to the increases in employee related costs for the reasons described above, as well as in consulting and professional services resulting from an increase in litigation-related fees and expenses of $0.9 million associated with an arbitration involving our former President and CEO, Fred Lax. In April 2008, a preliminary award was issued in favor of Mr. Lax for approximately $0.6 million plus attorneys' fees. We are appealing this matter. Further contributing to the year-over-year increase in consulting and professional services during the first nine months of 2008 were certain one-time expense reductions in the first quarter of 2007 due to reimbursement of $0.9 million of legal fees incurred during 2006 in connection with a dispute over a previously leased facility. Partially offsetting the above increases was a reduction in consulting and professional services costs of $1.1 million primarily associated with a decrease in information technology consulting. Also, partially offsetting the increase in general and administrative expenses was a decline in stock-based compensation expense as a result of fewer equity grants.

Acquired in-Process Research and Development

As further disclosed in Note 2 to our unaudited condensed consolidated financial statements, in the first quarter of 2008, through the acquisition of Estacado we acquired rights to two IPR&D projects which we believe will accelerate the development of SIP-enabled next generation and IMS solutions for our customers. At the time of acquisition, these technologies were under development and had no alternative future use. Accordingly, we reflected a charge of $2.7 million as acquired in-process research and development expense in the first quarter of 2008.

Amortization of Intangible Assets

As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
iptelorg	$20	$20	$60	$62
Steleus	89	26	267	78
Total	$109	$46	$327	$140

Other Income and Expense

For the three and nine months ended September 30, 2008 and 2007, other income and expenses were as follows (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2008	2007	2007 to 2008
Interest income	$1,749	$4,411	$(2,662)	(60)%
Interest expense	(9)	(903)	894	(99)%
Gain (loss) on sale of investments	-	-	-	-%
Other, net	(2,193)	(1,144)	(1,049)	92%
Other income (expense), net	$(453)	$2,364	$(2,817)	(119)%

	For the Nine Months Ended
	September 30,		Change
	2008	2007	2007 to 2008
Interest income	$7,325	$12,706	$(5,381)	(42)%
Interest expense	(1,920)	(2,754)	834	(30)%
Gain (loss) on sale of investments	(2)	223	(225)	(101)%
Other, net	(3,699)	(2,988)	(711)	24%
Other income (expense), net	$1,704	$7,187	$(5,483)	(76)%

Interest Income and Expense. Interest income decreased during the three and nine months ended September 30, 2008 due to (i) a shift in investing strategy from higher yielding investments into lower risk and thus lower yielding cash and cash equivalents in the beginning of 2008 as we sought to reduce our exposure to the credit and liquidity crisis in the U.S. markets in 2008, and (ii) a decline in yields across most of our investment portfolio. Interest expense consists primarily of interest on our convertible debt, which was repaid in June 2008 in accordance with its terms. As a result of this repayment, interest expense declined in the three and nine months ended September 30, 2008 as compared to the same periods in 2007.

Other, net. Other, net for the three and nine months ended September 30, 2008 and 2007 consists primarily of foreign currency exchange losses, net of gains, on foreign currency forward contracts used to hedge our exposure to foreign currency risks, as well as translation adjustments from consolidating our international subsidiaries. During the third quarter of 2008, we were negatively impacted by the fluctuations of the U.S. Dollar relative to the foreign currencies in which our subsidiaries operate, in particular the sharp devaluation of the Brazilian Real at the end of the third quarter.

As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. Dollar and will therefore be exposed to greater risk related to foreign currency fluctuation and translation adjustments. We continue to explore ways to minimize our exposure in this area.

Provision for Income Taxes

The income tax provision on continuing operations for the three months ended September 30, 2008 and 2007 was $5.9 million and $2.0 million, respectively, resulting in income tax expense as a percentage of pre-tax income, or an Effective Rate, of 41% and 17%, respectively. The income tax provision on continuing operations for the nine months ended September 30, 2008 and 2007 was approximately $14.0 million and $5.4 million, respectively, resulting in an Effective Rate of 28% and 24%, respectively.

The Effective Rates during the three and nine months ended September 30, 2008, as compared to the same periods in 2007, were negatively impacted by the U.S. Congress's failure to extend the research and development tax credit for 2008. Early in the fourth quarter, Congress extended the research and development tax credit retroactively for 2008 as part of the Emergency Economic Stabilization Act of 2008. As such, the total benefit of this credit will be recorded as part of the fourth quarter income tax provision pursuant to SFAS 109 "Accounting for Income Taxes."

During the second quarter of 2008, the Internal Revenue Service ("IRS") completed its examination of our 2002 through 2006 income tax returns. We have recorded the associated impact of certain timing adjustments in the accompanying unaudited condensed consolidated balance sheet. As a result of these timing adjustments, our taxable income in 2006 was increased, allowing us to carryback a capital loss generated in 2007 from the disposal of our SSG business. We had previously determined that a full valuation allowance was required for the $3.7 million deferred tax asset resulting from this capital loss; however, as a result of our ability to utilize this loss against our 2006 capital gains, we reversed the valuation allowance and recorded a corresponding income tax benefit in continuing operations of $3.7 million during the second quarter of 2008.

For the three and nine months ended September 30, 2008, our Effective Rate was 41% and 28%, respectively. The third quarter Effective Rate of 41% differs from the statutory rate of 35% primarily due to employee stock option cancellations and the required tax treatment under SFAS 123R as discussed below. The Effective Rate of 28% for the nine months ended September 30, 2008 differs from the statutory rate of 35% primarily due to the reversal of the valuation allowance of $3.7 million noted above, with the remaining difference primarily relating to a change in estimate associated with the realizability of certain Federal and state research and development credits due in part to the IRS completing their examination. For the three and nine months ended September 30, 2007, our Effective Rates of 17% and 24%, respectively, differed from the statutory rate of 35% primarily due to tax benefits recognized related to tax-exempt interest generated from our investment portfolio.

Primarily as a result of the disposition of our former SSG business unit in early 2007, a significant number of employee stock options expired unexercised during 2007, resulting in the exhaustion of our "pool of windfall tax benefits" as of December 31, 2007 under SFAS 123R.  As a result, future cancellations or exercises that result in a tax benefit that is less than the related deferred tax asset recognized under SFAS 123R will negatively impact our effective tax rate and increase its volatility, resulting in a reduction of our earnings.  SFAS 123R requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs.  For the three and nine months ended September 30, 2008, we recorded discrete items of approximately $0.8 million and $3.4 million, respectively, in the provision for income taxes related to stock-based compensation pursuant to SFAS 123R.

Liquidity and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital decreased by $74.5 million, or 25%, from $302.3 million as of December 31, 2007 to $227.7 million as of September 30, 2008, primarily due to (i) the net reduction in short-term investments as a result of the reclassification of $105.8 million of our auction rate securities ("ARS") portfolio to long-term investments in the first quarter of 2008 (net of subsequent redemptions and adjustments to fair value), and cash payments of $33.8 million under our previously reported stock repurchase program. This decrease was partially offset by positive cash flows generated from continuing operations of $87.9 million. With our current working capital position and available line of credit, we believe that we have the financial resources and flexibility to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

The significant components of our working capital are liquid assets such as cash and cash equivalents, short-term investments, and accounts receivable, reduced by accounts payable, accrued expenses, accrued compensation and related expenses, and the current portion of deferred revenues. Our cash, cash equivalents and short-term investments were $228.6 million and $419.5 million as of September 30, 2008 and December 31, 2007, respectively. As discussed above, the reduction of $190.8 million is primarily due to the net reclassification of $105.8 million of our ARS portfolio from short-term to long-term investments, as well as the repayment of $125.0 million of our convertible debt in the second quarter of 2008. Also contributing to the decrease was the repurchase of common stock of $33.8 million and purchases of property and equipment of $15.7 million. Partially offsetting these outflows was $87.9 million generated by operating cash flows from continuing operations and $11.6 million in proceeds from issuances of common stock under our equity compensation plans.

As of September 30, 2008, we had a $30.0 million line of credit with Wells Fargo Bank of California, the primary purpose of which is to enable us to issue letters of credit to our customers when required under the terms of their contracts. As of September 30, 2008, we had utilized approximately $2.2 million of the facility to secure letters of credit, which are 100% collateralized by cash in a pledge account with Wells Fargo Bank of California. This $30.0 million facility is scheduled to expire on December 15, 2008, and will either be terminated or amended on its expiration date so that it is solely a letter of credit facility in the maximum amount of $5.0 million. To partially replace this facility and to provide our business with a revolving line of credit and additional liquidity, in October 2008 we entered into a new, three-year $50.0 million credit agreement with Wachovia Bank, National Association ("Wachovia Bank"). The new line of credit generally contains better terms than our current $30.0 million facility, and is unsecured except for Tekelec's pledge of 65% of the outstanding stock of certain subsidiaries and a requirement for cash collateral for letters of credit. Please refer to Note 13 of the accompanying unaudited condensed consolidated financial statements for additional information about the terms of the new line of credit. As of October 31, 2008, there were no borrowings outstanding under this new line of credit.

Beginning in February 2008 and continuing through September 30, 2008, we experienced failed auctions in our ARS portfolio, resulting in our inability to sell these securities. Consequently, as set forth in the applicable trust indentures, the coupon rate resets to a contractual rate, which may not equal the current market rate. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration in the credit quality of the issuer. All of our ARS are AA or AAA rated by one or more of the major credit rating agencies. Further, all of these securities are collateralized by student loans. As of September 30, 2008, on a weighted average basis, approximately 92% of the underlying student loan collateral was issued under the Federal Family Education Loan Program (FFELP). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government. We have classified the $105.8 million fair value of our ARS portfolio as long-term investments as of September 30, 2008 because it is uncertain when full liquidity will return to the market. During the third quarter of 2008, certain of our auction rate securities with a total par value of approximately $13.2 million were called by the issuers and redeemed at par value.

On October 31, 2008, we accepted an offer from UBS for auction rate securities rights related to our ARS portfolio. Under the terms of the offer, UBS has the right, in its discretion, to purchase these securities from Tekelec at par value which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time until July 2, 2012 and Tekelec, in its discretion, has the right to require UBS to purchase the securities at par value at any time between June 30, 2010 and July 2, 2012. We will continue to classify our ARS portfolio as long-term investments until we believe that we are within twelve months of a liquidity event.

As discussed in Part II, Item 2 of this Form 10-Q, in the first quarter of 2008 we initiated a stock buy back program. Through the end of the third quarter, we repurchased a total of approximately 2.6 million shares for approximately $33.8 million (including $0.1 million in brokerage fees). These repurchases were funded from our working capital. The repurchase program expired in August 2008.

We believe our current working capital and anticipated cash flows from continuing operations, coupled with the available lines of credit, will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Our liquidity could be negatively impacted by a decrease in revenues resulting from a decline in demand for our products or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Cash Flows

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities:

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations was $87.9 million and $26.7 million for the nine months ended September 30, 2008 and 2007, respectively.  The increase in our cash flows from continuing operations was primarily the result of the year-over-year increase in earnings from continuing operations, as well as changes in working capital. Our cash flows from continuing operations were primarily derived from: (i) our earnings from ongoing operations prior to non-cash expenses such as stock-based compensation, depreciation, amortization, bad debt, write-downs of inventory, and deferred income taxes; and (ii) changes in our working capital, which are primarily composed of changes in accounts receivable, inventories, deferred revenue and associated deferred costs, accounts payable, accrued expenses and accrued payroll and related expenses. In particular, in the third quarter of 2008 we received an income tax refund in the amount of $18.9 million resulting from the carryback of tax losses relating to the sale of SSG in 2007 to previous tax years. Also positively affecting our cash flows from operations was an increase in deferred revenues as we collected cash in advance of revenue recognition. It is important to note that the timing of our cash flows from operations is highly dependent on the timing of our orders, as the quarters following strong growth in orders typically result in strong collections and growth in deferred revenue. In addition, accounts receivable also typically increase due to billings exceeding collections during these periods. These increases were partially offset by cash outflows related to accounts payable and an increase in accounts receivable as our billings outpaced collections.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities of continuing operations was $184.9 million and ($13.3) million for the nine months ended September 30, 2008 and 2007, respectively. Our cash flows from investing activities primarily relate to purchases and sales of investments and purchases of property and equipment. During the nine months ended September 30, 2008, we converted a portion of our short-term investment portfolio into cash in anticipation of repaying our convertible debt as discussed above. We have also continued moving funds from longer-term investments into shorter-term cash equivalent vehicles due to the current market conditions. The conversion resulted in proceeds of $203.3 million (net of purchases of investments) in the first nine months of 2008. Our investment in new property and equipment and acquired in-process research and development technology amounted to $18.4 million and $13.9 million during the nine months ended September 30, 2008 and 2007, respectively.

We continue to closely monitor our capital expenditures, while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our workforce. Accordingly, we expect our total capital expenditures to be between $20.0 million and $22.0 million for 2008.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was ($145.7) million and $13.9 million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, our financing activities primarily consisted of the $125.0 million repayment of our convertible debt and a $33.8 million repurchase of our common stock, partially offset by proceeds of $13.1 million from net issuances of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises. For the nine months ended September 30, 2007, our financing activities consisted primarily of payments of $19.7 million made to repurchase our common stock and proceeds of $33.6 million from the issuance of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises.

Critical Accounting Policies and Estimates

For information about our other critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2007 Form 10-K.

Fair Value Measurement

On January 1, 2008, we adopted the provisions of SFAS 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 was issued in September 2006 and is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standards Board ("FASB") released FSP No. FAS 157-2 which deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities. It did not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Accordingly, we have applied the provisions of SFAS 157 only to financial assets and liabilities as discussed below and have not applied the provisions of SFAS 157 to Goodwill, Intangible assets, or Restructuring obligations accounted for under SFAS 146. Our adoption of SFAS 157 did not result in our recording any cumulative effect adjustments to retained earnings as of January 1, 2008.

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

All of our ARS are AA or AAA rated by one or more of the major credit rating agencies. Further, all of these securities are collateralized by student loans. At September 30, 2008, on a weighted average basis, approximately 92% of the underlying student loan collateral was issued under the Federal Family Education Loan Program (FFELP). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government.

In determining the value of our ARS as of September 30, 2008 we utilized a discounted cash flow valuation model with the major inputs to such model based on our estimates of the assumptions that market participants would use in valuing these instruments. Specifically, we used the following key inputs to our valuation model:

  Term-we estimated a five-year expected life of the instruments, based on our expectations of the most likely time in which it would take for the instruments to be called by the issuer or liquidity to be restored to the market place.

  Discount Rate-we determined the discount rate based on quoted yields of similar publicly traded instruments (e.g., similar collateral, terms, credit quality, etc.).

  Liquidity Discount-we utilized a liquidity discount in valuing the individual securities ranging from approximately 2% to 8.27%, depending on the individual security. In determining the appropriate liquidity discount we considered the underlying collateral of securities (i.e., those with 100% FFELP backing required the lowest liquidity discount and those with the lowest level of FFELP backing required the highest liquidity discount), among other factors.

Based on these key inputs, we estimated the fair value of our ARS portfolio was $105.8 million as of September 30, 2008, representing a $5.0 million decline below their cost basis.

On October 31, 2008, we accepted an offer from UBS for auction rate securities rights related to our ARS portfolio. Under the terms of the offer, UBS has the right, at its discretion, to purchase these securities from Tekelec at par value which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time until July 2, 2012 and Tekelec has the right, at its discretion, to require UBS to purchase the securities at par value plus accrued interest at its election at any time between June 30, 2010 and July 2, 2012. Accordingly, we believe we will recover the entire principal amount either through a restoration of liquidity to the market, redemption by the issuer, or our ability to hold to maturity. Our ARS securities were the only investments as of September 30, 2008 in which we utilized Level 3 valuation techniques under SFAS 157.

If we were to modify certain of the key assumptions utilized in our valuation model of our ARS portfolio, the estimated fair value would change. Specifically, in order to understand the sensitivity of our valuation model related to our maturity and related discount rate assumptions (i.e., the discount rate varies based on the term assumption), we modified the term assumption by approximately 50%, modeling both three- and seven-year maturities (holding the liquidity assumption constant). Based on these changes in assumptions, the estimated fair value ranged from $102.9 million to $108.6 million. Further, we modified the liquidity discount assumption (holding the five-year term and discount rate assumptions constant), increasing/decreasing the liquidity discount by 50 basis points. Based on this change in assumptions, the estimated fair value ranged from $103.4 million to $107.9 million.

Recent Accounting Pronouncements

Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued Staff Position No. FAS 142-3 "Determination of the Useful Life of Intangible Assets" ("FSP"). The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which means we will adopt the FSP in our fiscal year 2009. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R (revised 2007) "Business Combinations" and other US generally accepted accounting principles. We do not expect adoption of the FSP to have a material effect on our consolidated financial position, results of operations or cash flows.

Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which means that we will adopt SFAS 161 in our fiscal year 2009. The new standard requires enhanced disclosures about how derivative instruments and hedging activities affect an entity's financial position, financial performance and cash flows. For example, these disclosures include: (i) a tabular summary of the fair values of derivative instruments and their gains and losses; (ii) disclosure of derivative features that are credit-risk-related to provide more information regarding an entity's liquidity; and (iii) cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. We do not expect the adoption of SFAS 161 to have a material impact on our financial statement disclosures.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

The statements that are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "will," "intend," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," variations of these words and similar expressions are sometimes used to identify forward-looking statements. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to and involve certain risks and uncertainties. There can be no assurance that our actual future performance will meet management's expectations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Form 10-K") and our other filings with the Securities and Exchange Commission ("SEC"), our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from management's current expectations include, among others:

  the effect of the current economic crisis on overall telecommunications spending by our customers, further changes in general economic conditions and unexpected changes in economic, social, or political conditions in the countries in which we operate;
  access to credit markets by our customers and the impact of the tightening credit on capital spending;
  exposure to increased bad debt expense as a result of general economic conditions and the uncertain credit markets worldwide;
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
  our ability to compete with other manufacturers that have lower cost bases than ours and/or are partially supported by foreign government subsidies or employ unfair trade practices;
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
  the timing of significant orders and shipments, the timing of revenue recognition under the residual method of accounting, and the lengthy sales cycles for our products;
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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our risk factors are disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. As a result of developments in the financial markets since the filing of the 2007 Annual Report on Form 10-K, we are providing the update below to our risk factors.

The current global financial crisis may have significant effects on our customers and suppliers that would result in material adverse effects on our business, operating results, and stock price.

The current global financial crisis - which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period - may materially adversely affect our customers' access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity with which or willingness to pay for products that they will order or have already ordered from us. In addition, the current global financial crisis may materially adversely affect our suppliers' access to capital and liquidity with which to maintain their inventories, production levels, and/or product quality, could cause them to raise prices or lower production levels, or result in their ceasing operation. Further, with respect to the auction rate securities rights discussed under "Liquidity and Capital Resources - Overview" in Part I, Item 2 of this Form 10-Q, if the global financial crisis results in UBS' inability to maintain the financial resources necessary to satisfy its obligations with respect to the auction rate securities rights held by Tekelec in a timely manner or at all, the timing of our access to the liquidity represented by such auction rate securities may be materially adversely affected. Finally, with respect to the new credit facility discussed under "Liquidity and Capital Resources - Overview" in Part I, Item 2 of this Form 10-Q, if the global financial crisis adversely affects Wachovia Bank, National Association, its acquisition by Wells Fargo, or, following such acquisition, Wells Fargo itself, Tekelec's ability to access the funds available under the new credit facility could be materially adversely affected.

These potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, Tekelec's operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

There have been no other material changes from the risk factors as previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2008, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $50.0 million of our common stock. This program was in addition to our $50.1 million stock repurchase program completed in December 2007. We have repurchased 2.6 million shares at an average price of $12.92 per share for approximately $33.8 million (including $0.1 million in brokerage fees) during the nine months ended September 30, 2008.

Stock repurchases under our stock repurchase program were funded from available working capital and effected pursuant to a Rule 10b5-1 trading plan adopted under the rules of the Securities and Exchange Commission. Our stock repurchase program expired on August 21, 2008.

The following table summarizes our stock repurchase activity for the nine months ended September 30, 2008 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

			Total Number of
			Shares Purchased	Approximate Dollar
	Total Number	Average Price	as Part of Publicly	Value of Shares that
	of Shares	Paid Per	Announced	May Yet Be Purchased
(in thousands, except per share amounts)	Purchased	Share	Program	Under the Program
March 1, 2008 - March 31, 2008	1,088	$ 12.36	1,088	$ 36.6
April 1, 2008 - April 30, 2008	1,521	$ 13.32	1,521	$ 16.4
July 1, 2008 - July 31, 2008	6	$ 14.03	6	$ -
Total	2,615	$ 12.92	2,615

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Bylaws of Tekelec, as amended (1)

10.1

Credit Agreement dated as of October 2, 2008 by and among Tekelec, Tekelec International, SPRL, the lenders from time to time parties thereto, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender, Issuing Lender and Lender (2)

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

32.1

Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)      PDF as a courtesy

__________________________

(1)

Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated August 15, 2008, as filed with the Securities and Exchange Commission on August 20, 2008.

(2)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated October 2, 2008, as filed with the Securities and Exchange Commission on October 8, 2008.

(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TEKELEC
Date: November 4, 2008	/s/ FRANCO PLASTINA
Franco Plastina
President and Chief Executive Officer

Date: November 4, 2008	/s/ WILLIAM H. EVERETT
William H. Everett
Executive Vice President and Chief Financial Officer

Date: November 4, 2008	/s/ GREGORY S. RUSH
Gregory S. Rush
Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002