Form 10-K
period 2008-12-31
TEKELEC
filed 2009-02-26
CIK 790705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008, based upon closing sale price of the Common Stock on June 29, 2007 as reported on the Nasdaq Stock Market, was approximately $638,221,608.

The number of shares outstanding of the registrant's Common Stock on February 13, 2009 was 66,248,623.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the registrant's 2009 Annual Meeting of Shareholders to be held on May 15, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

     PDF provided as courtesy

TEKELEC
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2008

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

PART I

Item 1. Business.

Overview

We are a leading global provider of telecommunications network systems and software applications. Our customers predominately include mobile or "wireless" communications operators and traditional landline or "wireline" telecommunications operators (collectively, "service providers"). Our customers, including many of the largest service providers in the world, have deployed more than 1,800 Tekelec systems and software applications in networks located in 103 countries worldwide.

As further described below, we offer systems and software applications that include (i) high-performance, network-centric, mission-critical applications for signaling and session control, (ii) complementary applications that enable service providers to better measure, manage and monetize the communication services they provide, and (iii) mobile messaging applications that enable mobile service providers to efficiently support their text-messaging growth with a high-performance, networked messaging solution. Our applications are derived from our portfolio of systems, software and related professional services that we design, develop, manufacture, market, sell and support. Our applications enable our customers to optimize their network efficiency and performance and to provide basic and enhanced voice and data services to their subscribers. Our applications are designed to assist our customers as they transition their traditional networks to Internet Protocol ("IP") -based networks.

We derive our revenues from the sale or licensing of these telecommunications network systems and software applications and the related professional services (for example, installation and training services) and customer support, including customer post-warranty services. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer's credit standing and our history with the customer. For financial information by principal product lines and geographical areas, please see Note 16 "Operating Segment Information" to our accompanying Consolidated Financial Statements and "Results of Operations - Revenues" in the section of this Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We were incorporated in California in December 1971, and our headquarters are in Morrisville, North Carolina. Our Internet address is http://www.tekelec.com. We are not including the information contained on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q,

Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the "SEC"). Copies of this Annual Report and other reports are available without charge upon written request to us.

Industry Background

The Public Switched Telephone Network, or PSTN, is based on "circuit switched" technology and utilizes time division multiplexing ("TDM") standards for transmission of the electronic signals carrying the voice conversation. The electronic signals carrying the voice conversations are referred to as "media," and in a circuit-switched network they follow a dedicated path, or circuit.

A signaling network layer, separated from the media carrying voice conversations, improves network performance by reducing call setup times, increasing the efficiency of the network, providing for interoperability between two independently owned networks, and providing access to an enhanced intelligent network services layer. The critical technology underpinning the intelligent network is the globally accepted signaling protocol known as Signaling System #7, or SS7. The flexibility of the intelligent network design permitted the introduction of a number of new and enhanced services, including toll-free numbers and number portability, whereby subscribers are able to retain their local phone number, yet move their phone service to a new service provider. While SS7 was initially created to support signaling in the wired PSTN, it has also become an essential element for connecting calls and delivering enhanced services in wireless networks.

Wireless networks generate substantially more SS7 signaling traffic than fixed-line networks due to additional capabilities inherent in wireless telephony such as mobile registrations, roaming, text messaging and mobile call handoffs between cellular towers and equipment. As a result, wireless operators generally invest more in SS7-related equipment, such as signal transfer points, or STPs, than landline telecommunications operators in order to accommodate the unique signaling demands of mobile telephony. In addition, rapid growth in wireless subscribers, minutes of use and increased popularity of wireless services such as voicemail, text messaging, pre-paid billing and wireless number portability have led to a significant increase in SS7 signaling traffic on mobile networks in recent years, and has created a need for high-capacity signaling infrastructure. Also driving the higher usage in wireless networks are flat-rate pricing plans that feature no incremental charges for any calls or text messages up to a specified monthly limit or even with no monthly limit. Innovative service offerings like camera phones, the increasing popularity of family calling plans, and continued wireline to wireless substitution are also contributing to continuing wireless subscriber growth. We believe that wireless usage may continue to increase in the coming years and create additional SS7 signaling traffic and increased demand for our network applications.

Increased competition among service providers has resulted in a reduction in the price per minute that service providers charge for traditional voice and basic data services. This, in turn, has driven increased subscriber demand for these lower-priced voice services. With the resulting revenue and margin pressure, service providers are attempting to reduce the expense of delivering traditional services while expanding their networks to handle the greater volume of traffic. We believe these dynamics are a primary driver of the recent widespread consolidation among service providers, as they attempt to take advantage of increased economies of scale and/or position themselves to offer both wireline and wireless services. In further response to consumer demand and declines in prices brought about by expanding competition, service providers have also begun to offer services beyond those traditionally offered, including bundling voice, video and data services.

For example, in recent years emerging voice, video and data services have increasingly been offered over the Internet. The Internet is a collection of IP-based networks that provide global reach for a broad range of information services such as web browsing, e-mail, electronic commerce and research. IP networks are "packet-switched" networks because the IP protocol breaks the media into packets before transporting them, each packet often taking a separate path, to the intended destination where the packets are then reassembled prior to delivery to the intended recipient.

The Emergence of a Converged Network

Today, most service providers operate both circuit-switched networks and packet networks. Currently, the majority of networks that carry voice communications rely on TDM circuit-switching technology, and, until recently, packet switching has been used almost exclusively for data communications. Managing multiple distinct networks is not expected to be a viable economic proposition for service providers. While circuit switching has offered reliable and high-quality voice communications, packet switching is inherently more efficient and cost effective. As a result, service providers are beginning to migrate toward a single IP-network architecture, or converged network, to serve as the foundation for their enhanced voice, video and data service offerings.

Convergence has a wide variety of meanings within the communications industry. The term convergence encompasses: (i) the convergence of circuit- and packet-based technologies to support voice services (voice transported over IP, commonly referred to as VoIP, and SS7 signaling transported over IP, also known as SIGTRAN); (ii) the convergence of mobile networks and fixed networks and the associated flexibility of accessing networks utilizing a variety of subscriber devices; (iii) the convergence of widely utilized information technologies with proprietary legacy telecommunication technologies; and (iv) the convergence of basic voice and data services and enhanced multimedia services.

In the last several years, the IP Multimedia Subsystem architecture ("IMS") has emerged as an architecture designed for converged IP networking. Portions of, and variations on, the IMS architecture have been and are being adopted by various standard-setting bodies within the wireless and wireline industries. Very much like the SS7-based intelligent networking architecture employed by circuit-switched networks, IMS includes a three-layer architecture: a media transport layer, a signaling and session control layer, and an applications layer. However, instead of employing the SS7 protocol for signaling, IMS and related IP-based architectures use a newer signaling protocol, Session Initiation Protocol, or SIP. The advantages of SIP include its ability to manage multimedia services (voice, video and data) in an IP network, making them accessible from a wide variety of devices, such as mobile phones, personal computers, ordinary phones and personal digital assistants, or so called "smart phones."

Today subscribers demand voice and multimedia content as well as convenience at a low cost. They want to personalize their services and their interactions with service providers, share services with their social networks, and access the same services on multiple devices and networks.

In order to meet these demands, service providers face significant challenges including:

  developing the next wave of personalized mobile services on a common platform, while increasing existing feature revenues;
  ensuring that their networks can manage any combination of services, access approaches and devices, as well as the increased access of data networks with a mobile device;
  providing open access to third-party applications and devices on their network;
  bringing new services to market quickly and at a low cost; and
  understanding their customers' preferences, usage patterns, locations, services accessed and devices used.

Transitioning to a Converged Network

The transition to a converged network poses a challenge for service providers as they must determine when and how can they cost effectively transition from existing networking technology to the converged network, without disrupting existing services and without abandoning current and recent investments in existing networks. We believe this transition process is evolving and will continue to evolve through three phases: the current state, the transition state, and the future state.

  We believe the current state includes basic voice and data services signaled with SS7 and transported over TDM-based networks.
  We believe the transition state offers and will offer basic and enhanced voice and data services signaled with SS7, but transported over IP-based networks. Examples of network applications many service providers are evaluating and deploying include VoIP and SIGTRAN.
  We believe the future state will be based upon the emerging industry consensus for IP-based architectures, such as IMS, which provide enhanced multimedia services (voice, video and data) signaled with SIP and transported over an IP-based, converged network.

While this trend is global in nature, there remain considerable differences between service providers including: (i) geography and subscriber demographics; (ii) technology deployed in their networks; and (iii) the economic opportunities upon which service providers are attempting to capitalize. These differences generally affect the decision as to when and how service providers adopt newer technologies and commence their transition to a converged network. As a result, we expect adoption of, and thus demand for, the networking technologies to vary from market to market, and current state, transition state and future state networks to overlap for a considerable period of time. We believe that there will likely be instances of all three network states, or hybrid networks, concurrently owned and operated by a single service provider, especially the larger service providers who own networks in several markets. For example, service providers operating current state networks in emerging markets will need to interoperate with service providers operating transitional networks and converged networks in more mature markets. As noted above, however, managing multiple distinct networks is not expected to be a viable long-term solution. Finally, service providers must be able to measure performance, manage the quality and availability of service and monetize the newer services in and across current, transition and future state networks.

Our Applications

Our network applications assist our customers in meeting the demands of their subscribers and the challenges of migrating to a converged network in a competitive communications environment. These applications enable service providers to: (i) offer new revenue-generating services; (ii) transition to converged networks; and (iii) lower network operational costs. We believe that our open, standards-based solutions are highly reliable and allow us to reach a larger addressable market, while enabling our customers to more cost effectively manage their networks and offer new services that differentiate them from their competitors.

Network Signaling Applications

We have one of the most widely deployed standalone signaling application platforms in the telecommunications industry. Our signaling systems and software are installed in eight of the ten largest wireless operators and six of the top ten largest wireline operators worldwide. As we continue to expand internationally, we continue to grow our customer base among the leading mobile and wireline operators in Europe, Asia, Africa, the Middle East, Central and South America and the Caribbean. We have added 40 new customers, almost all of which are outside of North America, in the past two years. We believe that our EAGLE® 5 Product Family is successful because of our focus on the development of a competitive, highly scalable system that is able to meet the rigorous technological demands of rapidly growing global service providers and their networks. The Company recently launched EAGLE® XG - a next-generation signaling platform that leverages the strengths of the EAGLE® 5. We believe this platform will assist service providers in successfully migrating to SIP-based architectures.

Over time, we have extended the features and capabilities of our signaling systems and software to include other integrated value-added network signaling applications. The types of other network applications that we have targeted are those that are synergistic with our signaling applications, such as:

EAGLE® 5

  our Number Portability application in mobile and fixed networks including voice services, Short Message Service ("SMS"), Multimedia Message Services ("MMS") and prepaid services; and
  our flexible routing applications which optimize a service provider's Home Location Register ("HLR") resources and voicemail systems.

EAGLE® XG

  our Service Broker application coordinates and mediates different services, like pre-paid, number portability and corrective dialing residing in multiple elements so they can be combined into new revenue generating services;
  our SIP Signaling Router ("SSR") which acts as a SIP proxy with enhanced routing capabilities, enabling service providers to grow their next-generation networks, support multimedia services, and access intelligent network (IN) services from the SIP domain;

  our Call Session Control Function ("CSCF") provides session control and quality-of-service control for subscribers accessing IP multimedia services; and
  our Electronic Number Mapping ("ENUM") Server implements ENUM support in next generation IP networks.

By integrating or bundling synergistic network applications with our signaling applications within our EAGLE® 5 or EAGLE® XG Product Families, we have enabled service providers to reduce the number of signaling connections between network elements and the congestion in their signaling networks - thus enabling them to realize greater throughput capacity and efficiency in their communications networks.

As network traffic continues to grow, service providers have been looking for more cost-effective ways to handle the related increase in SS7 traffic. One of the main features of the EAGLE® 5 is its ability to support SIGTRAN, and to help our customers realize substantial efficiencies inherent in IP networking. Use of our SIGTRAN systems, software and related applications results in a substantial increase in signaling efficiency by enabling SS7 signaling to be transported over IP at faster rates than traditional SS7 signaling transported over TDM or even over other packet networking technologies. Customers may choose to deploy the EAGLE® 5 with SIGTRAN capability to gain signaling efficiencies, among other benefits, as they transition their voice service to VoIP networks. SIGTRAN enables them to preserve the value of their existing SS7 infrastructure. It also facilitates interoperability between circuit-switched and next-generation packet networks, as well as packet to packet networks (e.g. ATM to IP).

As a result of the challenges our customers have encountered in transitioning to converged networks, we believe that SS7 signaling will continue as a requirement for the foreseeable future. Our customers continue to migrate to new IP services and IP architectures at different rates depending on the characteristics of their subscribers, the dynamics of the markets they operate in, and their current network architectures. They want flexible migration paths to IP services, assurance that existing revenue generating services such as voice and SMS will inter-work with new IP services, and that network investments and time frames reflect the realities of their markets.

Our solutions are designed to address the different migration approaches and service delivery models of service providers. For customers who want to gradually move to an IP architecture while continuing to leverage their existing networks, our service broker application enables service providers to provision both existing and new IP services across wireless and wireline networks. For customers who are building next-generation networks to support VoIP, but also want the benefits of an IP architecture, our SSR supports both next-generation and all-IP networks. It allows service providers to seamlessly deploy services across existing and IP networks. For example, a service provider can connect a TDM based wireless switching center to a call center IP PBX. For customers who want to go straight to an IMS architecture, our EAGLE® XG Product Family enables service providers to integrate CSCF functionality into their networks and seamlessly offer SS7-, SIGTRAN- and/or SIP-based communications services.

Performance Management and Monitoring Solutions

Our performance management and monitoring solutions provide the network visibility required to ensure that traffic is managed properly and routed in the most efficient and cost-effective manner. Our real-time performance management and monitoring applications are offered as a solution coupled with the EAGLE® 5, complementing and leveraging the functionality of our signaling network. We believe the synergy between our signaling platforms and our performance management and monitoring solutions provides significant value to our customers.

For example, our performance management and monitoring solutions help service providers measure, manage and monetize the communications traffic that traverses their networks. Specifically, these solutions enhance the reliability and security of our customers' networks, reduce the time to troubleshoot problems, enable real-time management of service quality, and help detect and correct revenue leaks due to fraud, incorrect billings, and errors in record keeping. We provide comprehensive real-time network and business applications measurement capability for traditional and IP networks, as well as hybrid networks.

We believe our performance management and monitoring solutions provide valuable data on subscriber behavior, which may be used by service providers to create highly targeted service bundles that increase profitability and customer value.

Mobile Messaging

In December 2008, we expanded our solutions portfolio by acquiring mBalance Group B.V. ("mBalance") a leading developer of messaging solutions. The mBalance software enables mobile service providers to efficiently support their text-messaging growth with a high-performance, networked messaging solution. This software is already an important element of our mobile messaging product family which provides a cost efficient and highly scalable means of handling text-message growth and security. Our mobile messaging product family and services now include SMS Routing, SMS Security, Application Gateway, SMS Store, SMS Advertising, SMS Personalized Services, and a SIP Messaging Gateway.

Our mobile messaging product family spans both 2G/3G and SIP-based networks. The access-independent solutions enable the delivery of all types of messaging from simple store-and-forward short message service (SMS) to features currently under development such as advanced multimedia products that provide the ability to send voice, video, and pictures in the message. Its open framework allows operators to horizontally integrate messaging services as well as other SIP-based services, reducing costs and simplifying operation and maintenance.

Our mobile messaging solutions provide a distributed, network-based approach that differs significantly from the legacy Short Message Service Center ("SMSC") approach that is widely deployed today. Our solutions take a network-based approach that provides what we believe to be a more cost-effective solution. The solution, which can be deployed in modules as the customer requires, enables service providers to address today's key challenges, including network growth to handle traffic increases created by the exponential growth in text messaging, as well as protection from SPAM and spoofing. The solution also offers the opportunity for revenue generation through mobile advertising.

Our Business Strategy

Our objective is to be the premier supplier for communications systems, software and related professional services by delivering high-performance, mission-critical network solutions for existing, transitional and converged voice and data communications networks. Key elements of our strategy to achieve this objective include:

Leveraging Our Installed Base and Established Customer Relationships. Our systems and solutions are in operation in 103 countries worldwide, and we believe that we have one of the most widely deployed, standalone signaling application platforms in the telecommunications industry. Our strategy is to leverage our worldwide installed base and our well-established customer relationships in order to deepen our market penetration globally and to pursue selected emerging market segments. We believe that we can leverage our installed base and established customer relationships by offering network applications that function not only in today's networks, but also enable our customers to transition to converged IMS or other IP-based networks in the future.

Maintaining Technology Expertise and Knowledge. We believe that one of our core competitive strengths is the breadth of our knowledge and expertise in communications technologies, particularly in (i) signaling and session control, and (ii) high-performance, mission-critical applications which utilize real-time or near-real-time data (especially data derived from signaling networks). We have developed this expertise over more than two decades and, during 2008, we filed a total of 112 U.S. and foreign patent applications and were issued a total of 36 U.S. and foreign patents, increasing our portfolio of issued, non-expired patents to 185 as of December 31, 2008. We intend to enhance our existing products, develop new products and expand our portfolio of patented intellectual property by continuing to make significant investments in research and development.

Focusing on Continued Operating Improvements. We intend to continue to identify and implement new ways to improve our operating efficiency and business processes to enhance our profitability. We work continuously to lower our unit material costs and improve our margins through the use of contract manufacturing and improved supplier relationships, including sourcing and assembling a majority of our printed circuit boards from Guadalajara, Mexico, conducting research and development activities at our facilities in France and the

Netherlands, entering into outsourcing arrangements in the U.S. and conducting certain product development efforts in India and the Czech Republic. From time to time, we review our organizational and operating structure to determine whether new or expanded job functions or business processes can be assumed by existing personnel or reengineered, resulting in higher productivity.

Expanding Globally. We sell our products internationally through our direct sales force, sales agents, partnerships, and distributor relationships. We also sell directly from our wholly owned subsidiaries in Argentina, Belgium, Brazil, Canada, Colombia, the Czech Republic, France, Germany, India, Italy, Malaysia, Mexico, the Netherlands, Singapore, South Africa, Taiwan and the United Kingdom, and from our sales offices in China, Dubai, and the Russian Federation. Total international revenues for 2008, 2007, and 2006 were $296.8 million, $263.7 million, and $226.5 million, respectively, representing 64%, 61%, and 51% of our total revenues, respectively.

Pursuing Opportunities with Strategic Partners and Acquisitions. We intend to complement our product offerings and extend our market reach through selected strategic partnering relationships, including original equipment manufacturer, or "OEM," partners, referral arrangements, teaming agreements and distribution agreements. Our existing strategic relationships include technology development, OEM and collaboration relationships.

Strategic Acquisitions in Adjacent Spaces. From time to time we have also made acquisitions of technologies, competencies and businesses, where we sought to leverage synergies with our existing technologies, competencies and commercial opportunities. As discussed below, in January 2008 we acquired Estacado Systems, LLC ("Estacado") and in December 2008 we acquired mBalance. We anticipate that, from time to time, we may make additional acquisitions where we believe synergies with our existing business can be leveraged.

Recent Acquisitions and Dispositions

In December 2008, we expanded our solutions portfolio by acquiring mBalance, a leading developer of messaging solutions. The mBalance software enables mobile operators to efficiently support their text messaging growth with a high-performance, networked messaging solution. This software is already an important element of our mobile messaging product family which provides a cost efficient and highly scalable means of handling text-message growth and security. Our mobile messaging product family and services now include SMS Routing, SMS Security, Application Gateway, SMS Store, SMS Advertising, SMS Personalized Services, and a SIP Messaging Gateway.

Under the terms of the acquisition agreement, we acquired 100% of mBalance's stock for: (i) approximately $39.5 million in cash at closing, of which approximately $8.0 million was placed into escrow with a third-party escrow agent for up to two years following the closing date for the satisfaction of any indemnification claims made by us under the share purchase agreement; and (ii) a working capital adjustment of $3.6 million that will be paid in the first quarter of 2009. The purchase price is subject to a potential adjustment of up to an additional $19.7 million in cash consideration payable upon achieving certain messaging order targets over the two annual periods commencing on the closing date and ending on December 31, 2010. We believe this acquisition provides us with an opportunity to grow our solutions software portfolio and market opportunity by moving into adjacent markets that build on our core competencies.

In January 2008, we expanded our signaling portfolio with the acquisition of substantially all of the assets of Estacado, a leading developer of SIP technology. Further, Estacado's management team (all of whom are now Tekelec employees) has been instrumental in the creation of SIP and a number of its advanced features. With this acquisition, we believe that we have extended our depth in SIP-based intellectual property which will assist us in the development of next-generation and IMS solutions for our customers.

In April 2007, we completed the sale of the Switching Solutions Group ("SSG") business to GENBAND Inc. ("Genband"), for $1.0 million in cash and a 19.99% interest in Genband's then outstanding vested voting equity, after giving effect to the issuance. The common stock interest in Genband received at closing was valued at $11.2 million, which excluded the value of shares that were held in escrow for one year from the closing for potential indemnification claims of Genband arising during that period. These escrow shares were released in the third quarter of 2008 and, accordingly, we recorded a gain of $2.4 million (net of tax) within discontinued

operations. Our SSG business consisted primarily of (i) Taqua, Inc., our then wholly owned subsidiary, (ii) Santera Systems LLC, our then wholly owned subsidiary, and (iii) certain assets of the SSG business then owned directly by Tekelec as a result of the 2006 merger of our former subsidiary, VocalData, Inc., into Tekelec. Prior to our decision to sell SSG, the results of SSG's operations were reported as the Switching Solutions Group reporting segment.

In July 2006, we completed the sale of IEX Corporation ("IEX"), our then wholly owned subsidiary, to NICE-Systems Inc. for approximately $201.5 million in cash. IEX provided workforce management and intelligent call routing systems for single- and multiple-site contact centers. IEX sold its products primarily to customers in industries with significant contact center operations such as airlines, financial services, telecommunications and retail. Prior to our decision to sell IEX, the results of IEX's operations were reported as the IEX Contact Center Group reporting segment.

Our Sales and Marketing Strategy

Our sales and marketing strategy includes selling directly through our sales force and indirectly through distributors and other resellers, entering into strategic alliances, and targeting certain markets and customers. To promote awareness of Tekelec and our products, we also advertise on the Internet and in trade journals, exhibit at trade shows, conduct signature events for our customers, participate in industry forums and panels, maintain a presence on the Internet, use webinars and e-mail marketing campaigns, and maintain close relationships with industry and trade press as well as industry analysts. From time to time, our employees author articles for trade journals.

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

Other Third-Party Relationships. Although our current sales through these relationships are not significant, we believe that our current and future relationships with other leading communication solution providers will improve market penetration and acceptance for our network applications. Many of these system integrators have long-standing relationships with public telecommunications service providers and offer a broad range of services to these service providers through their existing sales and support networks. We seek relationships that:

  enhance our presence and strengthen our competitive position in our target markets;
  offer products that complement our network applications to provide value-added networking products and services; and
  leverage our core technologies to enable communications equipment suppliers to develop enhanced products with market differentiation that can be integrated with our products and services.

Our Systems and Software

We currently offer network application systems and software that solve both signaling and business challenges faced by our customers. Our principal Signaling Network Applications as of December 31, 2008 are described below:

Solution	Description
Signaling and Session Control

Our EAGLE®5 Product Family provides global signaling and real-time, transaction-based applications from a single platform. Substantial database size, signaling capacity and transaction speed are coupled with next-generation IP connectivity, providing a transition path to the converged network.

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

Flexible Routing

Wireless voice and data communications generate substantially more signaling traffic than fixed-line calls. Our mobile service provider customers benefit from our intelligent routing application's ability to handle network expansion in a reliable, cost-effective manner. Our applications such as Home Location Register ("HLR") optimization, Equipment Identity Register ("EIR") and voice mail redirection help service providers to manage network growth, improve network efficiency, reduce costs and meet regulatory requirements.

Number Portability

We are the market leader in number portability ("NP") innovation, deploying the first integrated number portability solution in 1997. Since then, we have built a broad portfolio covering global solutions for wireless networks; wireline networks; cable networks; as well as intra-carrier number retention. Tekelec simplifies number portability by integrating advanced database management and signaling functions onto a single platform, providing superior throughput and avoiding link congestion and bottlenecks in the network. Tekelec also solves the number portability problem for voice, short message service ("SMS"), multimedia message service ("MMS") and prepaid calls with triggered and triggerless solutions that benefit operators and subscribers on a variety of networks.

The convergence of the PSTN with IP networks requires a new type of number portability with the ability to map telephone numbers to IP addresses. This new number portability, or translation, is known as Electronic Number Mapping, or ENUM. We expect that next-generation services such as VoIP, multimedia service, push-to-talk and instant messaging may require that a service provider have the capacity to handle high ENUM transaction rates. We have leveraged our experience in high-capacity, low-latency database applications to develop our ENUM solution.

Transitional and Next-Gen Solutions

Our EAGLE® XG Product Family offers a portfolio of products to support IMS and IP architectures and the transition to IMS- or other IP-based networks. By leveraging our expertise in SS7 signaling and SIP session control, we provide a signaling bridge that enables interoperability between circuit- and packet-switched technologies. Our systems and software thus permit our customers to approach the transition to converged networking through the signaling layer. We also offer core session control for SIP-based or other IP-based networks.

Our solution enables service providers to gradually migrate to all-IP at the signaling layer. We believe this transitional approach allows service providers to control the pace of evolution and provides a cost effective approach for migrating to IMS and for managing a hybrid SS7-SIP signaling network.

Specific next-generation systems and software include:

SIP Signaling Routing

Our SIP Signaling Router, or SSR, which is in the early stages of market acceptance, provides lower-cost routing in a next-generation network and also supports number portability in a SIP environment. Service providers need to support number portability for VoIP subscribers and leverage their existing number portability infrastructure for all of their subscribers regardless of technology.

Service Broker

Our Service Broker solutions, which are in the early stages of market acceptance, are designed to enable service orchestration and inter-working for IP as well as current generation mobile and fixed networks. These solutions bridge technologies and enable unified service delivery across SS7- and SIP-based networks. Transitional benefits include:

  reduced investment in legacy technologies;
  service continuity across hybrid networks;
  leveraging of existing intelligent network applications, like number portability, to support IP subscribers; and
  offering of new SIP-based services to customers with SS7-based handsets, improving our service provider customers' return on investment.

Session Management

Our open, standards-based CSCF, which is in the early stages of market acceptance, is designed to support high performance SIP-signaling and session control in core IMS networks, enabling multimedia services.

Our principal Performance Management and Monitoring Applications as of December 31, 2008 are described below:

Performance Management and Monitoring

Our portfolio of performance management and monitoring solutions provides real-time or historical information based on network traffic. Service providers can gain insight into the performance of the network, roaming activity, service usage, and customer behavior.

Our solutions deliver network visibility to service providers, assisting them in managing and routing traffic in an efficient and cost-effective manner.

Applications include:

  troubleshooting
  network management
  traffic management
  roaming management
  services management

Our performance management and monitoring solutions collect, correlate, process and store data from the network. Various applications use this data to enable network operators to ensure the performance, reliability and security of the network; to detect and track revenue leaks and potential recovery; and to provide timely market and business intelligence needed to drive business improvement. The solution supports wireline and wireless service providers across both the traditional TDM-based networks and IP-based networks. This solution can be deployed on a stand-alone basis or as an integrated feature of the EAGLE® 5. Our performance management and monitoring solutions are installed in approximately 150 service providers' networks.

Our principal Mobile Messaging Applications as of December 31, 2008 are described below:

Mobile Messaging

Our mobile messaging product family is an innovative, modular solution, which enables service providers to deliver advanced networked messaging. Service providers can grow capacity and capabilities incrementally or create a complete, end-to-end text messaging solution.

SMS Routing uses first-delivery-attempt ("FDA") to maximize routing efficiency thereby enabling the delivery of messages directly to their target destination.

Mobile Advertising enables service providers to create time and location-based advertising programs, targeting content to match individual subscriber preferences.

Mobile Security enables service providers to ensure that text messaging, the most widely used mobile data service, is safe from malicious attacks.

Application Gateway manages and monitors SMS application traffic enabling service providers to rapidly and profitably roll out new services.

SMS Peering enables service providers to peer directly with other service providers to avoid the high cost of using service bureaus for inter-operator SMS transport.

These solutions can be deployed on a stand-alone basis or as an integrated feature of the EAGLE® 5.

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

We continue to invest in research and development in order to expand the technological capability, functionality and breadth of our applications. From 2006 to 2008 we invested over $271.3 million - approximately $100.6 million, $92.2 million, and $78.5 million, during 2008, 2007, and 2006, respectively - in product development. As a result of this investment in research and development, we filed a total of 112 U.S. and foreign patent applications in 2008. During 2008, 2007 and 2006 we were issued a total of 36, 42, and 58, respectively, in U.S. and foreign patents, increasing our portfolio of issued, non-expired patents to 185 as of December 31, 2008.

We currently expect that a substantial portion of our development of new products and enhancements to existing and future products will be developed internally or through outsourced development contractors, with the possibility of selective acquisitions to complement and supplement our product development pipeline when deemed prudent. Our product development efforts to date have resulted in leading telecommunications network applications, and we believe that our current and future product development efforts will continue to yield leading telecommunication network applications. There are risks associated with the development of our products, which are discussed further in the section entitled "Risk Factors" in Part I, Item 1A of this Annual Report.

Service, Support and Warranty

We believe that customer service, support and training are important to building and maintaining strong customer relationships. We service, repair and provide technical support for our products. Our support services include:

  24-hour technical support;
  remote access diagnostics and servicing capabilities;
  extended maintenance and support programs;
  comprehensive technical customer training;
  extensive customer documentation;
  field installation, emergency replacement and regular software maintenance releases; and
  limited upgrades and enhancements.

To our customers and certain resellers of our products, we also offer technical training with respect to the proper use, support and maintenance of our products.

We support our products by providing in-country sales, service and support resources in 29 countries around the world. For example, we maintain in-house repair facilities and provide ongoing training and technical assistance to customers and international distributors and other resellers at our technical assistance centers in Morrisville, North Carolina; Egham, United Kingdom; Paris and Mulhouse, France; Amsterdam, Netherlands and Singapore. These countries also support our products on a 24-hour a day, seven day a week basis. In addition, we have invested in providing in-country sales and service support in Brazil, India, Germany, the Czech Republic and Mexico, among other locations.

We also offer network implementation services in connection with our effort to supply a complete solution for our network application deployments, including products from our vendor partners. In such instances, we offer specific service contracts to support the needs of our customers who choose to migrate their network to, for example, packet technologies.

We typically warrant our products against defects in materials and workmanship for a period of approximately one year ending the sooner of one year after installation or 14 months after shipment. Thereafter, we offer extended service warranties.

Customers

Customers for our products consist primarily of network service providers. Wireless service providers accounted for approximately 76% of our total revenues in 2008. Historically, a limited number of customers have accounted for greater than 10% of our annual total revenues. In 2008, sales to the Orange Group accounted for 10% of our revenues. In 2007, combined sales to the subsidiaries of Carso Global Telecom (Telefonos De Mexico and America Movil) represented 14% of our total revenues; sales to the merged AT&T entities represented 10% of our total revenues; and sales to the Orange Group represented 10% of our total revenues. In 2006, sales to the merged AT&T entities represented 16% of our total revenues and sales to the subsidiaries of Carso Global Telecom represented 10% of our total revenues. We anticipate that our operating results in any given period may continue to depend, to a significant extent, upon revenues from a relatively small percentage of our customers.

Cyclicality and Seasonality

In addition to the general market and economic conditions, such as overall industry consolidation, the pace of adoption of new technologies, and the general state of the economy, our orders and revenues are affected by our customers' capital spending plans and patterns. Our orders, and to a lesser degree revenues, are typically highest in our fourth fiscal quarter when our customers have historically increased their spending to fully utilize their annual capital budgets. Consequently, our first quarter orders are usually significantly lower compared to the last quarter of the previous year, and often are the lowest of the year. As a result of these trends, historically our quarterly results reflect distinct seasonality in the sale of our products and services.

Backlog

Backlog for our products typically consists of contracts or purchase orders for both product deliveries scheduled within the next 12 months and extended service warranty to be provided generally over periods of up to three years. Our backlog at any particular date may not be a meaningful or accurate indicator of future revenues primarily because (i) we account for our customer contracts under the residual method prescribed by Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and (ii) the size and duration of orders and customer delivery and installation requirements vary and may rescheduled by the customer.

At December 31, 2008, our total backlog amounted to approximately $412.1 million (including approximately $2.3 million acquired with mBalance), compared to total backlog of approximately $417.0 million at December 31, 2007. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts.

Competition

The market for our network signaling products, including number portability, is competitive and has been highly concentrated among a limited number of suppliers. We presently compete in the network signaling market primarily with Huawei, Ericsson, and Nokia Siemens Networks. We expect that competition will increase in the future from both existing and new competitors.

We believe that the principal competitive factors in the high-performance, mission-critical network signaling systems and software market are system performance, scalability and functionality, system quality and reliability, customer service and support, price and the supplier's financial resources and marketing and distribution capability. We anticipate that responsiveness in adding new features and functionality will become an increasingly important competitive factor. New entrants or established competitors may offer systems that are superior to our systems in performance, quality, service and support and/or are priced lower than our systems. We believe that our ability to compete successfully in the network signaling market also depends in part on our distribution and marketing relationships with leading communications equipment suppliers and resellers. If we cannot successfully enter into these relationships on terms that are favorable to us, or if we cannot maintain these relationships, our business could suffer.

Our major competitors in the Messaging market include Acision, Airwide, Comverse, Huawei and Nokia Siemens, as well as a number of smaller competitors existing in different geographic markets. We believe the market will remain very competitive with a number of smaller competitors continuing to enter this market.

The market for performance management and monitoring software solutions is also very competitive. Our major competitors include Tektronix, Agilent and Anritsu, as well as a number of smaller competitors existing in different geographic markets. We believe the market will remain very competitive with a number of smaller competitors continuing to enter this market.

We believe the integration of our performance management and monitoring applications with our signaling network applications, including the EAGLE® 5, provides us with a distinct competitive advantage. The added simplicity and reliability of our integrated approach provides a direct benefit to our customers. We also offer a non-integrated, probe-based solution where needed to allow our customers to derive additional value from our applications. Our applications offer an array of configuration tools and a web-based user interface for ease of use. Our performance management and monitoring applications have the added benefit of supporting both existing protocols and newer protocols such as SIP, General Packet Radio Service ("GPRS"), and Universal Mobile Telecommunications System ("UMTS") from a common architecture. We provide critical network capabilities, such as the ability to continuously trace a call end-to-end as it traverses both traditional circuit and newer packet-network domains. Our real-time capabilities allow service providers to discover and correct network and related business issues quickly.

Intellectual Property

Our success depends, to a significant degree, on our proprietary technology and other intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secrets, non-disclosure policies, confidentiality agreements and contractual restrictions to establish and protect our proprietary rights both in the United States and abroad. In 2008, we filed a total of 112 U.S. and foreign patent applications and were issued a total of 36 U.S. and foreign patents, increasing our portfolio of issued, non-expired patents to 185 as of December 31, 2008. Inventions by members of our technical product line marketing and research and engineering staff have been, and continue to be, important to our growth and success. Our patent portfolio has been developed over time and, accordingly, the remaining terms of our patents vary. We intend to continue to seek and obtain patents protecting our newer innovations. Although we believe that our patents will continue to be important in maintaining and improving our competitive position, no single patent is material to our business as a whole.

The measures discussed above afford only limited protection and may not prevent third parties from misappropriating our technology or other intellectual property. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and the possibility of misappropriation of our technology and other intellectual property is more likely in these countries. Applying for foreign patent protection is extremely expensive, and as a result we do not apply for such protection in every potentially advantageous country. Where we do apply for protection, our pending patent and trademark registration applications may not be approved and our competitors may challenge the validity or scope of our patent or trademark registration applications. In addition, we may face challenges to the validity or enforceability of our proprietary rights, and litigation may be necessary to enforce and protect our rights, or to determine the validity and scope of our proprietary rights and the rights of others. If we fail to successfully apply for or obtain intellectual property registrations or to enforce and/or defend our intellectual property rights in relevant jurisdictions, or if we fail to detect misappropriation of our proprietary rights, our business, operating results, and financial condition may be adversely affected.

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

Environmental Matters

Our operations are subject to a wide range of environmental laws in various jurisdictions around the world. We seek to operate our business in compliance with such laws. We have been and will continue to be subject to various product content laws and product takeback and recycling requirements that will require full compliance in the coming years. We expect that these laws will require us to incur additional compliance costs. Although costs relating to environmental matters have not resulted in a material adverse effect on our business, results of operations, financial condition and liquidity in the past, there can be no assurance that we will not incur increased environmental costs in the future, which may have a material adverse effect on our business, results of operations, financial condition and liquidity.

Working Capital

For a discussion of our working capital practices, see section entitled "Liquidity and Capital Resources" in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.

Employees

We employ individuals on a regular full-time basis and on a part-time basis, as well as utilize the services of independent contractors. At December 31, 2008, we employed 1,085 regular full-time employees. Many of our employees hold stock options, restricted stock units and/or stock appreciation rights under our equity compensation plans. Our employees are not represented by a labor union, with the exception of certain employees in France. We have not experienced any work stoppages.

We believe that our relations with our employees are good. Employee morale, job satisfaction and career development continue to be important areas of our focus. We believe that it is increasingly important to our future success to recruit and retain skilled employees. For more information on this subject, see the "Risk Factors" section in Part I, Item 1A of this Annual Report under the heading "Failure to recruit and retain key personnel could harm our ability to meet key objectives and adversely affect our business and the price of our common stock."

Available Information

We make this Annual Report, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available on our website (http://www.tekelec.com) without charge as soon as reasonably practicable following our filing of such reports with the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any forward-looking statements in this Annual Report or in other reports filed with or furnished to the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to Michael Gallentine, Director, Investor Relations, Tekelec, 5200 Paramount Parkway, Morrisville, North Carolina 27560.

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

The current global financial crisis may have significant effects on our customers and suppliers that would result in material adverse effects on our business, operating results, financial condition and stock price.

The current global financial crisis involves, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into or has entered into a prolonged recessionary period. Accordingly, this financial crisis may materially adversely affect our customers' access to capital and/or willingness to spend capital on our products, and/or their levels of cash liquidity with which or willingness to pay for products that they will order or have already ordered from us, or result in their ceasing operations. Further, recently we have experienced an increasing number of our customers requesting longer payment terms, lease or vendor financing arrangements, and/or longer terms for the letters of credit securing purchases of our products and services. To the extent that we decline such requests, our orders could be negatively impacted. To the extent we agree to such requests, our order-to-revenue conversion cycle may lengthen, our cash flows may be deferred, and/or our credit risk associated with these transactions may increase.

In addition, the current global financial crisis may materially adversely affect our suppliers' access to capital and liquidity with which to maintain their inventories, production levels, and/or product quality, could cause them to raise prices or lower production levels, or result in their ceasing operations. Further, with respect to the auction rate securities rights discussed under "Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report, if the global financial crisis results in UBS' inability to maintain the financial resources necessary to satisfy its obligations with respect to the auction rate securities rights ("UBS Put") held by Tekelec in a timely manner or at all, then the timing of and our ability to gain access to the liquidity represented by such auction rate securities may be materially adversely affected. Further, the UBS Put currently valued at $18.7 million may become impaired resulting in a material impact to our earnings. Finally, with respect to the new credit facility discussed under "Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report, if the global financial crisis adversely affects Wachovia Bank, National Association, (now owned by Wells Fargo Bank, National Association), our ability to access the funds available under the new credit facility could be materially adversely affected.

These potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

We are exposed to the credit risk of some of our customers and to credit exposures in certain markets which could result in material losses and harm our business.

In addition to the risks described above, we are generally vulnerable to downturns in the economy and the telecommunications industry, political instability in emerging markets, and adverse changes in our customers' businesses and financial condition. Periodic slowdowns in the economy in general and in the telecommunications market in particular have weakened and could further weaken the financial condition of many of our customers, which could affect their creditworthiness. For example, to the extent our customers are adversely affected by the current global economic downturn, or to the extent there is a continuation or worsening of the downturn, our exposure to the credit risks of our customers will increase. Although we have programs in place to monitor and mitigate the associated risks, there can be no assurance that such programs will be effective in reducing our credit risks and avoiding credit losses. We also continue to monitor the impact that the following conditions may have on the worldwide economy: (i) credit exposure from weakened financial conditions in certain geographic regions; (ii) the political instability in key customer geographic regions such as Pakistan, Afghanistan, Nigeria, Venezuela, and others; (iii) the risk of nationalization of the telecommunications industry in certain areas; and (iv) the revaluation of the U.S. dollar or currency controls put in place by foreign governments. We have periodically experienced losses due to customers' failing to meet their obligations. Although these losses have not been significant, future losses, if incurred and if material, could harm our business and have a material adverse effect on our operating results and financial condition.

Our operating results have historically fluctuated and are expected to fluctuate in future periods, which may adversely affect the market price of our common stock.

Our quarterly and annual operating results are difficult to predict and may fluctuate significantly. We have failed to achieve our orders, revenue and net income expectations for certain prior periods, and it is possible that we will fail to meet these expectations in the future.

In situations where we sell multiple products or sell a combination of integrated products and services that we cannot separate into multiple elements, we may defer revenue recognition until all product shipments are complete and until services essential to the functionality of the product are fulfilled, due to the fact that we follow the residual method of accounting as prescribed by the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"). Consequently, our revenue may vary significantly from period to period, as it may not be possible to ship all components of an order at the same time. Specifically, no revenue related to a sales arrangement may be recognized until all products in the sales arrangement are delivered, regardless of whether the undelivered product represents an insignificant portion of the arrangement fee. Accordingly, the residual method of accounting increases the volatility of our quarterly and annual revenues.

In addition, our product revenues in any quarter depend in part on orders booked and shipped in that quarter. A significant portion of our product shipments in each quarter occurs near the end of the quarter. Since individual orders can represent a meaningful percentage of our revenues and net income in any quarter, the deferral, cancellation of or failure to ship an entire order in a quarter can result in a revenue and net income shortfall that causes us to fail to meet securities analysts' expectations, our business plan, or financial guidance provided by us to investors for that period. The delay in recognizing revenue from the time an order is booked could also result in an increase in revenue during a period when orders are declining on a current and prospective basis. Further, because a significant portion of our revenues is recognized upon customer acceptance of products following testing in their networks, delays or complications in such testing can affect the timing and amount of revenue recognition. We base our current and future expense levels on our internal operating plans and revenue forecasts, and our operating costs in the short term are fixed to a large extent. As a result, we may not be able to sufficiently reduce our costs in any quarter to adequately compensate for an unexpected shortfall in revenues, and even a small shortfall could disproportionately and adversely affect our operating results for that quarter. In addition, a number of other factors, many of which are outside our control, can cause fluctuations in our quarterly and annual operating results, including among others:

  fluctuations in demand for our products and services, especially by service providers, in part due to a changing global economic environment including the current global financial crisis described above;
  price and product competition in the telecommunications industry which can change rapidly due to factors which include technological innovation;
  the success or failure of our strategic alliances, acquisitions, or disposals of or exits from certain businesses;
  the ability to enforce our intellectual property rights and to defend claims that our offerings may infringe another company's intellectual property;
  the introduction and market acceptance of our and our competitors' new products, services and technologies;
  the timing of the purchase and deployment by our customers of new technologies and services, including SIGTRAN and SIP;
  the ability of telecommunications service providers to obtain financing for capital expenditures in volatile capital markets;
  the ability of telecommunications service providers to utilize excess capacity of signaling infrastructure and related products in their networks instead of purchasing our products;
  the progress and timing of the convergence of voice and data networks and other convergence-related risks described below;
  the trend toward industry consolidation among our customers and our competitors which may result in reduced demand and downward pricing pressure on our products;
  the size, timing, terms and conditions of customer orders and shipments;
  the duration and results of customers' acceptance testing of our products;
  sudden or unanticipated shortages of components provided by our vendors, particularly those components required to fulfill orders from our customers;
  a decline in the quality of the components produced by our vendors for resale to our customers;
  the lengthy sales cycle of our products, especially with respect to our international customers, and the resulting reduced visibility into our customers' spending plans for those products and associated revenue;
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
  the mix of our product sales across product lines (i.e., between our higher margin, software-based products and lower margin, hardware-intensive products), which can have significant impact on our gross margins;
  the expense and other potential negative impact of current and future litigation and other disputes;
  actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets, including the amounts of related valuation allowances, liabilities, and other items reflected in our accompanying Consolidated Financial Statements included in our filings with the SEC;
  changes in accounting rules, such as recently adopted rules related to fair value;
  our judgments regarding the recognition and deferral of revenues in accordance with United States generally accepted accounting principles ("GAAP"), including as to whether an arrangement includes multiple elements and if so, whether vendor specific objective evidence of fair value exists for those elements, which judgments impact the amount and timing of product and service revenue recognized;
  our ability to fund and sustain our research and development activities and their impact on the development of new products and services;
  sizable employee and non-employee workforces located outside the United States, including Belgium, Brazil, the United Kingdom, Singapore, Mexico, India, Czech Republic, France, Germany and the Netherlands that are subject to differing labor laws, foreign currencies and political risks than found in the United States;
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
  foreign currency exchange rate fluctuations; and
  interest rate fluctuations.

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

Our operating results may be adversely affected by the uncertain international geopolitical environment and its adverse effect on global economic conditions.

Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities, military actions, and/or political unrest in countries such as Israel, Pakistan, India, Venezuela and Afghanistan, among others, the continuing tension in and around Iraq, the nationalization of privately owned telecommunications companies, as well as changes in energy, natural resources and precious metal costs, may continue to adversely affect global economic conditions. If the geopolitical environment internationally continues to deteriorate, we may experience material adverse impacts on our business, operating results, and financial condition.

We expect our gross margins to vary over time and our recent level of gross margins may not be sustainable, which may have a material adverse effect on our future profitability.

Our recent level of gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

  increased price competition, including from competitors particularly from China;
  increased industry consolidation among our customers, which may lead to decreased demand for, and downward pricing pressure on, our products;
  changes in customer, geographic, or product mix, including the mix of configurations within each product group;
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
  increased warranty costs; and
  increased customer service costs.

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

Telecommunications industry consolidation may lead to increased competition and fewer customers and may harm our gross margins, operating results and financial condition.

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

We have limited product offerings, and our revenues may suffer if demand for any of our products, and particularly our Eagle® 5, Eagle® XG and other signaling products declines or fails to develop as we expect or if we are not able to develop and market additional and enhanced products.

We derive a substantial portion of our revenues from sales of our Eagle® 5 and other signaling products. In 2008, 2007, and 2006, these products generated 56%, 56%, and 57% of our product revenues, respectively. We expect that these products will continue to account for a majority of our product revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for these products, such as competition, technological change or a slower than anticipated rate of development or deployment of new products, features and technologies, could cause a significant decrease in our revenues and profitability. Continued and widespread market acceptance of these products is therefore critical to our future success. Moreover, our future financial performance will depend in significant part on the successful and timely development, introduction and customer acceptance of new and enhanced versions of our Eagle® 5, Eagle® XG and other signaling products as well as our other non-signaling related products. Introducing new and enhanced products such as these requires a significant commitment to research and development that may entail substantial risk and may not result in success. There are no assurances that we will be successful in developing and marketing additional products and related services.

If wireless service providers do not continue to grow and to buy our Eagle® 5, Eagle® XG-and related signaling products and services, our network signaling-related business would be harmed.

Our success will depend in large part on the continued growth of wireless network operators and their purchases of our products and services. We derive a substantial portion of our revenues from the sale of our signaling Eagle® 5 -related products and services to wireless network operators. In each of 2008, 2007, and 2006, our sales to the wireless market accounted for more than 50% of our Eagle® 5 -related revenues. We expect that our sales of signaling products and services to wireless service providers will continue to account for a majority of our revenues for the foreseeable future. The continued growth of the domestic and international wireless markets is subject to a number of risks that could adversely affect our revenues and profitability, including:

  a continuing or further downturn in the domestic or global economy;
  a continuing or further slowdown in capital spending by wireless network operators;
  adverse changes in the debt and equity markets and in the ability of wireless service providers to obtain financing on favorable terms;
  delays in or scaling back of plans for the deployment by wireless network operators of new wireless broadband technologies and applications;
  slowing growth of wireless network subscribers, minutes of use or adoption of new services; and
  increased competition among wireless operators.

Consequently, there can be no assurances that wireless service providers will continue to purchase our Eagle® 5 and Eagle XG -related products or services for the build-out or expansion of their networks. A decrease in such purchases could have a material adverse impact on our revenues and net income.

We may not realize the anticipated benefits of past or future acquisitions or divestitures, which could materially and adversely affect our operations and financial position and the market value of our common stock, and the integration of acquisitions, may disrupt our business and management.

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

We have in the past and may in the future grow through the acquisition of companies, product lines or technologies. During the last five years, we have engaged in a number of acquisitions, including our acquisitions of Steleus, iptelorg, mBalance and Estacado. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not materially and adversely affect our business, operating results or financial condition. We may not realize the expected benefits of an acquisition.

Certain of our historical acquisitions (Santera, Taqua and VocalData) have led to write-downs, restructurings and other charges. Ultimately, we decided to divest the business unit that was formed through these acquisitions, and in April 2007, we completed the sale of our Switching Solutions Group ("SSG") to Genband. Our decision to divest this line of business could result in our missing a portion of a longer-term business opportunity in switching technologies, and we may not fully realize the expected cost savings and other efficiencies resulting from this divesture.

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
  acquisition-related costs or amortization costs for acquired intangible assets that could adversely impact our operating results;
  our relationships, or those of the acquired businesses, with existing customers, partners or third-party providers of technology or products could be impaired;
  the due diligence processes may fail to identify significant issues with product quality, architecture and development, or legal and financial contingencies, among other things;
  we may incur significant impairment, exit, and/or restructuring charges if the products acquired in business combinations do not meet our sales expectations or are unsuccessful;
  risks associated with entering new markets in which we have no or limited prior experience and where competitors in such markets have stronger market positions; and
  potential loss of the acquired organization's or our own key employees.

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

We continue to evaluate our business to determine the potential need for realigning resources in order to achieve desired cost savings in an increasingly competitive market. During 2006, 2007, and 2008, we undertook a series of restructurings of our operations involving, among other things, the reduction of our workforce, the relocation of our corporate headquarters, the consolidation of certain of our manufacturing facilities, and the transformation from a business unit management structure to a functional organization (the "Restructurings"), as described more fully in Note 3 to the accompanying Consolidated Financial Statements. If we initiate additional restructurings in the future, we will incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition and results of operations.

We have based our restructuring efforts on certain assumptions regarding the cost structure of our businesses. Our assumptions may or may not be correct and we may also determine that further restructuring will be needed in the future. We therefore cannot assure you that we will realize all of the anticipated benefits of the Restructurings or that we will not further reduce or otherwise adjust our workforce or exit, or dispose of, certain businesses. Any decision by management to further limit investment, or to exit, or dispose of businesses may result in the recording of additional restructuring charges. As a result, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and/or improved results.

In addition, employees, whether or not directly affected by restructurings, may seek employment with our business partners, customers or competitors. We cannot assure you that the confidential nature of our proprietary information will not be compromised by any such employees who terminate their employment with us. Further, we believe that our future success will depend in large part upon our ability to attract, incent and retain highly skilled personnel. We may have difficulty attracting and retaining such personnel as a result of a perceived risk of future workforce reductions.

If we do not successfully manage the size of our operations, our profitability may be negatively impacted, and we may incur future restructuring charges which may adversely impact our operations.

If we fail to manage the size of our operations effectively, our business, financial condition and operating results could be materially and adversely affected. Restructurings have particular risks, many of which are discussed above under the immediately preceding risk factor. In addition, as our operations continue to grow, we may need to implement new systems or upgrade current systems. The failure to successfully implement such new or improved systems could materially and adversely affect our business, financial condition and operating results.

The majority of our operating expenses are personnel-related costs such as employee compensation and benefits, along with the cost of the infrastructure (facility space and equipment) to support our operations and employee base. The failure to adjust our employee base to the appropriate level to support our revenues could materially and adversely affect our business, operating results and financial condition. In addition, expanding the sale and distribution of our products may place new and increased demands on our direct sales force, professional services staff, and technical and sales support staff. Although we currently believe that we invest sufficient resources in our direct sales force, professional services staff, and our technical and sales support staff, there are only a limited number of qualified personnel in these areas. Our ability to achieve expanded distribution and revenue growth in the future will depend, in part, on our success in recruiting and training sufficient direct sales, professional services, and technical and sales support personnel. If we are not able to expand our direct sales force, professional services staff, and technical and sales support staff as may be necessary to support our operations, our business and operations could be harmed.

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

  product performance and functionality;
  product quality and reliability;
  customer service and support; and
  price.

Many of our competitors have substantially broader product portfolios and financial and technological resources, product development, marketing, distribution and support capabilities, name recognition, established relationships with telecommunications service providers, and other resources that we do not have. Some of our primary competitors incur lower labor costs in countries such as China and, as a result, may be able to offer significantly lower pricing, forcing us to lower our prices or lose business, which at a minimum can adversely affect our gross margins. Further, one of our competitors is supported by the Chinese government, allowing them to offer credit terms over numerous years and take significantly more credit risk than we do. In addition, new competitors may enter our markets as a result of shifts in technology, and these competitors may include entrants from the telecommunications, computer software, computer services, data networking and semiconductor industries. The industries in which we operate are also undergoing consolidation which may result in stronger competitors and a change in our relative market position.

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

In 2008, combined sales to the Orange Group represented 10% of our revenues. In 2007, combined sales to the subsidiaries of Carso Global Telecom (Telefonos De Mexico and America Movil) represented 14% of our total revenues, sales to the AT&T entities represented 10% of our total revenues, and sales to the Orange Group represented 10% of our total revenues. In 2006, sales to the merged AT&T entities represented 16% of our total revenues, and sales to the subsidiaries of Carso Global Telecom represented 10% of our total revenues.

Reductions or delays of orders from one or more of our significant customers or the loss of one or more of our significant customers in any period could have a material adverse effect on our operating results. In addition, the telecommunications industry has recently experienced a consolidation of both U.S. and non-U.S. companies. This consolidation leads to fewer customers and means that the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants. In order to increase our revenues, we will need to attract additional significant customers on an ongoing basis. Our failure to attract a sufficient number of such customers during a particular period, or our inability to replace a significant customer lost in a consolidation or merger, could adversely affect our revenues, profitability and cash flow.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business.

Large telecommunications service providers have substantial purchasing power and leverage in negotiating contractual arrangements with their vendors. These customers may require us to develop additional features and may impose penalties on us for failure to deliver such features on a timely basis, or failure to meet performance standards. As we seek to sell more products to large service providers, we may be required to agree to these less advantageous terms and conditions, which may decrease our revenues and/or increase the time it takes to convert orders into revenues, resulting in decreased profitability and greater variability of our quarterly and annual financial results.

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

We outsource substantial portions of our research and development activities to third-party vendors, and a loss of or deterioration in these relationships could adversely affect our revenues and profitability.

Significant portions of our research and development work are carried out by third-party vendors operating in India and elsewhere. The loss of or deterioration in these relationships for any reason could result in a delay or failure to complete research and development projects, which could adversely affect our ability to introduce new products or product enhancements and negatively affect our revenues and profitability. In addition, the use of such third party vendors increases the risk that our proprietary technology could be rendered unprotectable or be disclosed to competitors, either of which would harm our competitiveness and would limit our future revenues.

Our products are complex and may have errors that are not detected until deployment, and disputes and litigation related to warranty and product liability claims could be expensive and could negatively affect our reputation and profitability.

We may be exposed to warranty, breach of contract, product liability, fraud and other claims if our products fail to perform as expected or if the use of our products results in property damage or bodily injury. Our highly complex products may contain undetected defects or errors when first introduced or as new versions are released, and those defects or errors may not be detected until deployment or long after a product has been deployed. Our products, even if error- or defect-free, must also interoperate with other equipment in customer networks, and such operation may result in technical problems with our products. Because of the critical and revenue-affecting role played by many of our products in customer networks, such defects, errors or failures to properly interoperate, particularly those that result in service interruptions or a failure of telecommunications networks, could harm our customer relationships, business and reputation, and/or result in material warranty or product liability losses. There can be no assurances that our products will not have defects or errors or will properly interoperate with other equipment. A warranty or product liability claim brought against us could result in costly, protracted, highly disruptive and time-consuming litigation, which would harm our business. In addition, we may be subject to claims arising from our failure to properly service or maintain our products or to adequately remedy defects in our products once such defects have been detected. Although our agreements with our customers typically contain provisions designed to limit our exposure to potential warranty and product liability claims, it is possible that these limitations may not be effective under the laws of some jurisdictions, particularly since we have significant international sales. Although we maintain product liability insurance and a warranty reserve, they may not be sufficient to cover all claims to which we may be subject. The successful assertion against us of one or more large uninsured claims would harm our business reputation, our profitability and our financial condition.

Our business is subject to changing regulation of corporate governance and public disclosure that has resulted in increased costs and may continue to result in additional costs in the future.

We are subject to rules and regulations of federal and state regulatory authorities, The Nasdaq Stock Market LLC and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have issued requirements and regulations and continue to develop additional regulations and requirements partly in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 ("SOX"). Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Uncertainties associated with and implications of the changing regulatory landscape in the telecommunications industry, as well as uncertainties relating to regulation of the Internet, may adversely affect our business, operating results and financial condition. Our compliance with telecommunications regulations and standards, as well as our efforts to ensure the interoperability of our products with our customers' networks, may be time consuming, difficult and costly, and if we fail to comply, our product sales would decrease.

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

Government regulatory policies are likely to continue to have a major impact on the pricing of existing as well as new public network services and, therefore, are expected to affect demand for such services and the communications products, including our products, which support such services. Tariff rates, the rates charged by service providers to their customers, whether determined autonomously by service providers or in response to regulatory directives, may affect the cost effectiveness of deploying public network services. Tariff policies are under continuous review and are subject to change. Future changes in tariffs by regulatory agencies or application of tariff requirements to additional services could adversely affect the sales of our products for certain classes of customers.

There may be future changes in U.S. telecommunications regulations that could slow the expansion of the service providers' network infrastructures and materially adversely affect our business, operating results, and financial condition. User uncertainty regarding future policies may also affect demand for communications products, including our products. In addition, the convergence of circuit and packet networks could be subject to governmental regulation. Currently, few laws or regulations apply to the Internet and to matters such as voice over the Internet. Regulatory initiatives in this area could decrease demand for our products and increase the cost of our products, thereby adversely affecting our business.

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

We operate in a complex environmental regulatory environment.

Our operations are subject to a wide range of environmental laws in various jurisdictions around the world. We seek to operate our business in compliance with such laws. We have been and will continue to be subject to various product content laws and product takeback and recycling requirements that will require full compliance in the coming years. We expect that these laws will require us to incur additional compliance costs. Although costs relating to environmental matters have not resulted in a material adverse effect on our business, results of operations, financial condition and liquidity in the past, there can be no assurance that we will not incur increased environmental costs in the future, which may have a material adverse effect on our business, results of operations, financial condition and liquidity.

We have significant international sales, and international markets have inherent risks, which could adversely affect our business.

Doing business internationally is generally more costly than doing business in the United States. International opportunities may require significant investments for an extended period before returns on such investments, if any, are realized, and such investments may result in expenses growing at a faster rate than revenues. Telecommunications networks outside of the United States generally have a different structure than do networks inside the United States, and our products may not be completely compatible with this different structure. As a result, our products may not be competitive with those of our competitors in those markets. In addition, access to foreign markets is often difficult due to the established relationships between a government-owned or controlled communications operating company and its traditional suppliers of communications equipment. These foreign communications networks are in many cases owned or strictly regulated by government. There can be no assurances that we will be able to successfully penetrate these markets.

Internationally, we sell our products through our direct sales force, sales agents and distribution relationships. We also sell direct through our wholly owned subsidiaries in Argentina, Belgium, Brazil, Canada, Colombia, the Czech Republic, France, Germany, India, Italy, Malaysia, Mexico, the Netherlands, Singapore, South Africa, Taiwan and the United Kingdom, and our sales offices in China, Dubai and the Russian Federation. Total international revenues for 2008, 2007 and 2006 were $296.8 million, $263.7 million, and $226.5 million, respectively, representing 64%, 61%, and 51%, of our total revenues, respectively. We expect that international sales will account for more than 50% of our revenues in the future.

International sales are subject to inherent risks, including:

  unexpected changes in, or our lack of knowledge of, local legal or regulatory requirements, tariffs and duties;
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

Exchange rate fluctuations on foreign currency transactions and translations arising from international operations may contribute to fluctuations in our operating results. Fluctuations in exchange rates could also affect demand for our products. If, for any reason, exchange or price controls or other restrictions in foreign countries are imposed, our business and operating results could suffer. In addition, any inability to obtain local regulatory approvals in foreign markets on a timely basis could harm our business.

We intend to continue pursuing international and emerging market growth opportunities. An inability to maintain or to continue to expand our business in international and emerging markets, including Europe, Asia Pacific, Africa, Central America and South America, could have a material adverse effect on our business, results of operations and financial condition. In particular, we currently have limited operations in Asia Pacific and we may have difficulty establishing relationships, building name recognition and penetrating these markets, which could adversely affect our performance in these markets and our operating results.

Failure to recruit and retain key personnel could harm our ability to meet key objectives and adversely affect our business and the price of our common stock.

We depend to a significant extent upon the continuing services and contributions of our senior management team and other key employees. We generally do not have long-term employment agreements or other arrangements with our employees that would prevent them from leaving Tekelec. Our success also has depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. Competition for these personnel is intense. Volatility or lack of positive performance in our stock price, or changes to our overall compensation program, including our stock incentive programs, may also adversely affect our ability to retain key employees. The loss of services of any of our key personnel, or our inability to attract, assimilate and retain qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet our key objectives, such as timely and effective product introductions, and could have a negative impact on the price of our common stock. There can be no assurance that we will continue to be successful in attracting and retaining highly qualified employees in the future and any inability to do so could have a material adverse effect on our business.

Adverse resolution of disputes and litigation may harm our operating results and financial condition.

We are a party to disputes and lawsuits from time to time in the normal course of our business, including disputes and lawsuits involving allegations of product liability, product defects, quality problems, breach of contract, and intellectual property infringement. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular dispute or lawsuit could have a material adverse effect on our business, reputation, operating results, and/or financial condition. We maintain liability insurance for certain legal risks and also accrue for litigation risks when it is probable that an obligation has been incurred and the amount can be reasonably estimated. We may, however, incur losses relating to litigation beyond the limits, or outside the coverage, of our insurance, and our provisions for litigation related losses may not be sufficient to cover our ultimate losses or expenditures. Losses in litigation may therefore have a material adverse effect on our operating results and financial condition. With respect to certain disputes or litigation, even if we maintain a strong legal position under applicable law, we may choose to settle such disputes or litigation and pay significant amounts in order to avoid damage to our reputation or future business harm.

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

Primarily as the result of the disposition of our former SSG business unit in early 2007, a significant number of employee stock options expired unexercised during 2007, resulting in the exhaustion of our "pool of windfall tax benefits" as of December 31, 2007 under SFAS 123R "Share-Based Payment." As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under SFAS 123R will increase the amount and volatility of our future effective tax rate resulting in a reduction of our earnings.

We are subject to the periodic examination of our income tax returns by the Internal Revenue Service ("IRS") and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our operating results and financial condition. Specifically, we may receive assessments related to the audits and/or reviews of our U.S. income tax returns that exceed amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessments, our business, financial condition or results of operations could be adversely affected. Further, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses and net income in the period or periods for which that determination is made.

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

We are exposed to the credit and liquidity risk related to our auction rate securities portfolio, which if the current liquidity issues in the market continue, could result in material losses.

As of December 31, 2008, we had $107.9 million of par value invested in auction rate securities ("ARS"), which are being carried at a fair value of $87.2 million. All of these auction rate securities, with the exception of one issuance with an estimated fair value of $1.1 million, are AAA, AA or A rated by one or more of the major credit rating agencies. Further, all of these securities are collateralized by student loans, with approximately 92% of such collateral in the aggregate being guaranteed by the U.S. government under the Federal Family Education Loan Program.

Beginning in February 2008 and continuing through December 31, 2008, we witnessed several failed auctions for the portion of our auction rate securities portfolio that had gone to auction, resulting in our inability to sell these securities. On November 3, 2008, we accepted an offer from UBS AG (together with its affiliates, "UBS") on October 31, 2008, providing us with rights related to the auction rate securities currently held by us in accounts with UBS (the "UBS Put"). Under the terms of the UBS Put, UBS has the right, in its discretion and at any time until July 2, 2012, to purchase the auction rate securities from us at par value, which is defined as the price equal to the liquidation preference of the auction rate securities plus accrued but unpaid dividends or interest, if any. We also have the right at our election to require UBS to purchase the securities at par value at any time between June 30, 2010 and July 2, 2012. At December 31, 2008, the ARS and the UBS Put are recorded at their estimated fair value of $87.2 million and $18.7 million, respectively.

UBS' obligations under the UBS Put are not secured by any of its assets and do not require UBS to obtain any financing to support its performance obligations under the UBS Put. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the UBS Put. If UBS does not satisfy its obligations and liquidity is not otherwise restored to our ARS portfolio, there may be a material adverse effect on our liquidity and financial condition.

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates and, therefore, impairment of our investments or lower investment income could harm our earnings.

We maintain an investment portfolio of various holdings, types and maturities. These securities are classified as trading and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains or losses reported in earnings. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of this Annual Report.

Part of this portfolio also includes two equity investments in privately held companies that are subject to risk of loss. These investments are inherently risky because the markets for the technologies or products offered are in the early stages and may never fully materialize. We may not be able to recover our $22.3 million investment in these two companies. One of these investments was obtained through our divesture of our SSG business unit in exchange for shares of Genband's common stock as described more fully in Note 2 to the accompanying Consolidated Financial Statements. Our SSG business unit had a history of operating losses and any continued underperformance of that unit as part of Genband, or Genband as a whole, could negatively affect the value of our equity stake and therefore negatively affect our financial condition.

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

We receive from time to time claims of infringement from third parties or we may otherwise become aware of relevant patents or other intellectual property rights of third parties that may lead to disputes and litigation. Any claims made against us regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend and could have a material adverse effect on our business. In addition, any such claims would divert the attention of our management and key personnel from our business operations. A claim by a third party may require us to modify or cease marketing our products, develop new technologies or products, enter into costly royalty or license agreements with respect to the proprietary rights that are the subject of the infringement claim or refund to our customers all or a portion of the amounts they have paid for infringing products. If such claims are asserted, there can be no assurances that we would prevail, successfully modify our products or be able to acquire any necessary licenses on acceptable terms, or at all. In addition, we may be requested to defend and indemnify certain of our customers and resellers against claims that our products infringe the proprietary rights of others. In the event of the unfavorable outcome of such claims we may be required to pay significant damages or be subject to injunctions against the sale of certain products or use of certain technologies, and there can be no assurances that any such claims or litigation can be avoided or successfully resolved. There can be no assurances that our technologies or products do not infringe on the proprietary rights of third parties or that such parties will not initiate or prevail in infringement actions against us. Further, the companies that we have acquired or that we may acquire could have these types of intellectual property exposures that we are unaware of or that are of higher risk than in our core business.

If we fail to accurately forecast our manufacturing requirements or customer demand or fail to effectively manage our contract manufacturer relationships, we could incur additional costs or be unable to fulfill our customer commitments in a timely manner, which in either case would adversely affect our business and results of operations and, in the event of an inability to fulfill commitments, would harm our customer relationships.

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

If we fail to accurately predict our manufacturing requirements or forecast customer demand, we may incur additional costs of manufacturing and our gross margins and financial results could be adversely affected. If we overestimate our requirements, our contract manufacturers may experience an oversupply of components and assess us charges for excess or obsolete components that could adversely affect our gross margins. If we underestimate our requirements, our contract manufacturers may have inadequate inventory or components, which could interrupt manufacturing and result in higher manufacturing costs, shipment delays, damaged customer relationships and/or our payment of penalties to our customers. Our contract manufacturers may also have other customers and may not have sufficient capacity to meet all of their customers' needs, including ours, during periods of excess demand.

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

Many of our products contain software or other intellectual property, subsystems or components licensed or acquired from third parties. It may be necessary in the future to seek or renew licenses and supplies relating to various aspects of these products. These licenses and components are often available only from a limited number of vendors and manufacturers. There can be no assurance that the necessary licenses or components would be available on acceptable terms, or at all. In the event that a component or license becomes obsolete or otherwise unavailable from a current third party vendor, second sourcing would be required. This sourcing may not be available on reasonable terms, or at all, and our problems in securing second sources could delay or prevent customer deliveries, resulting in penalties and/or other adverse impacts on our business.

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

Our operations could be subject to natural disasters and other business disruptions, which could adversely affect our business and financial results. A number of our facilities and those of our suppliers, our contract manufacturers, and our customers are located in areas that have been affected by natural disasters such as ice and snow storms, earthquakes, floods or hurricanes in the past. A significant natural disaster could therefore have a material adverse impact on our business, operating results, and financial condition. We are predominantly self-insured for losses and interruptions caused by earthquakes, floods and other natural or manmade disasters.

Our stock price may continue to be volatile.

The trading price of our common stock has fluctuated substantially in recent years. The trading price may be subject to significant fluctuations in response to, among other events and factors: (i) the current global economic crisis; (ii) variations in quarterly operating results; (iii) the gain or loss of significant orders; (iv) changes in earnings and ratings estimates by analysts; (v) changes in our revenue and/or earnings guidance as announced in our earnings calls or press releases; (vi) announcements of technological innovations or new products by us or our competitors; (vii) changes in domestic and international economic, political and business conditions; and (viii) consolidation and general conditions in the telecommunications industry. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market prices for many companies in our industry and in industries similar or related to ours and that have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Morrisville, North Carolina in facilities consisting of approximately 316,000 square feet under leases expiring in 2013. This facility is used primarily for our corporate offices and for the engineering, product development, sales, customer support and principal internal manufacturing operations. We also occupy a total of approximately 38,000 square feet in Mulhouse, France and Lyon, France under leases expiring in 2017 and 2016 respectively. As a result of acquiring mBalance, we occupy approximately 11,000 square feet in Amsterdam, the Netherlands under a lease that expires in mid 2009.

In addition, we currently occupy a number of domestic and international sales and support offices pursuant to leases that expire between February 2009 and August 2017. Specifically, our international subsidiaries, sales and customer service locations are in Brussels, Belgium; Sao Paulo and Rio de Janeiro, Brazil; Buenos Aires, Argentina; Bogota, Colombia; Beijing, China; Singapore; St. Petersburg, the Russian Federation; Mexico City, Mexico; New Delhi, India; Berlin, Munich and Griesheim, Germany; Rome, Italy; Prague, Czech Republic; Kuala Lumpur, Malaysia; Mulhouse and Paris, France; Egham, the United Kingdom; Dubai, UAE; Amsterdam, the Netherlands; Johannesburg, South Africa; and Taipei, Taiwan. We also have regional sales offices and/or research and development facilities domestically in Miami, Florida; San Diego, California; Englewood, Colorado; Richardson, Texas; Overland Park, Kansas; and Marietta, Georgia.

We believe that our existing facilities will be adequate to meet our needs at least through 2009, and that we will be able to obtain additional space when, where and as needed on acceptable terms. See Note 12 to the Consolidated Financial Statements included in Item 15(a) of Part IV of this Annual Report for more information regarding our lease obligations.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol TKLC. The following table sets forth the range of high and low sales prices for our common stock for the periods indicated. As of February 13, 2009, there were 169 shareholders of record of our common stock. This number does not include shareholders for whom shares are held in "nominee" or "street" name.

	High	Low
2007
First Quarter	$16.29	$12.17
Second Quarter	15.70	13.94
Third Quarter	14.85	10.96
Fourth Quarter	13.66	11.61

2008
First Quarter	$12.95	$10.12
Second Quarter	17.73	12.54
Third Quarter	17.59	13.16
Fourth Quarter	14.53	10.01

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the section of our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be held on May 15, 2009, entitled "Equity Compensation Plan Information," to be filed with the SEC.

Stock Performance Graphs and Cumulative Total Return

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Total Return Index for The Nasdaq Stock Market (U.S. Companies) and the Nasdaq Telecommunications Index for the five-year period commencing January 1, 2004. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Tekelec	$100.00	$131.45	$89.39	$95.37	$80.39	$85.79
Nasdaq Telecommunications Index	100.00	103.12	88.65	119.50	100.15	60.75
The Nasdaq Stock Market (U.S.) Index	100.00	108.41	110.79	122.16	134.29	79.25

*

Assumes (i) $100 invested on December 31, 2003 in Tekelec Common Stock, the Total Return Index for The Nasdaq Stock Market (U.S. Companies), and the Nasdaq Telecommunications Index, and (ii) immediate reinvestment of all dividends.

Item 6. Selected Financial Data.

The statement of operations data included in the selected consolidated financial data set forth below for the years ended December 31, 2008, 2007, and 2006 and the balance sheet data set forth below at December 31, 2008 and 2007 are derived from, and are qualified in their entirety by reference to, our audited Consolidated Financial Statements and notes thereto included in Item 15(a) of Part IV of this Annual Report. The statement of operations data included in the selected consolidated financial data set forth below for the year ended December 31, 2005 is derived from, and is qualified in its entirety by reference to, our audited Consolidated Financial Statements and notes thereto included in Item 15(a) of Part IV our 2007 Annual Report on Form 10-K filed with the Commission on February 27, 2008. The statement of operations data set forth below for the year ended December 31, 2004 and the balance sheet data set forth below as of December 31, 2005, and 2004 is presented herein as previously reported but adjusted for discontinued operations. The following selected financial data should be read in conjunction with our accompanying Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

The statement of operations data set forth below is adjusted to reflect the sales of SSG and IEX in April 2007 and July 2006, respectively, which are accounted for as discontinued operations. Accordingly, the historical statements of operations data for periods prior to these sales have been revised to reflect SSG and IEX as discontinued operations.

	Year Ended December 31,
	2008(1)	2007(1)	2006(1)	2005	2004
	(Thousands, except per share data)
Statement of Operations Data:
Revenues	$460,564	$431,800	$443,346	$346,612	$274,346
Income from continuing operations before
provision for income taxes	66,610	35,972	48,425	31,493	82,252
Income from continuing operations	48,570	26,891	34,866	20,155	51,819
Income (loss) from discontinued operations,
net of income taxes	6,469	(25,778)	(126,268)	(53,896)	(33,640)
Gain (loss) on sale of discontinued operations,
net of income taxes	-	(36,449)	177,458	-	-
Net income (loss)	55,039	(35,336)	86,056	(33,741)	18,179

Earnings per share from continuing operations:
Basic	$0.73	$0.39	$0.52	$0.31	$0.82
Diluted	0.71	0.38	0.50	0.30	0.74

Earnings (loss) per share from discontinued operations:
Basic	$0.10	$(0.37)	$(1.88)	$(0.82)	$(0.53)
Diluted	0.09	(0.34)	(1.69)	(0.79)	(0.46)

Earnings per share from gain (loss) on sale of
discontinued operations:
Basic	$-	$(0.52)	$2.64	$-	$-
Diluted	-	(0.47)	2.37	-	-

Earnings (loss) per share:
Basic	$0.83	$(0.51)	$1.28	$(0.51)	$0.29
Diluted	0.80	(0.43)	1.18	(0.50)	0.28

Statement of Cash Flows Data:
Net cash provided by operating activities-
continuing operations:	$105,955	$52,495	$45,404	$51,140	$56,100

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Thousands)
Balance Sheet Data (at December 31):
Cash, cash equivalents and short-term investments	$209,441	$419,472	$424,374	$226,251	$275,990
Working capital	210,371	302,268	482,384	341,461	327,551
Total assets	831,960	881,890	969,257	825,187	774,983
Total deferred revenues	209,429	175,191	195,830	188,169	136,225
Long-term liabilities	20,808	16,781	132,317	129,213	126,824
Shareholders' equity	504,846	461,187	494,241	353,160	373,753

(1)

Our results of continuing operations for 2008, 2007 and 2006 include approximately $13.3 million, $15.7 million and $20.6 million of pre-tax equity-based compensation expense (approximately $8.2 million, $9.7 million and $12.8 million on an after-tax basis) related to continuing operations, respectively, and for 2007 and 2006, approximately $1.6 million and $9.4 million of after-tax stock-based compensation expense related to discontinued operations, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

The following discussion is designed to provide a better understanding of our accompanying Consolidated Financial Statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This executive summary should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations in this Item 7, "Risk Factors" in Item 1A and our Consolidated Financial Statements and the notes thereto included in Item 15(a) of this Annual Report.

Overview of our Business and Products

We are a leading global provider of telecommunications network systems and software applications, which we design, develop, manufacture, market, sell and support. Our applications include: (i) high performance, network-centric, mission critical applications for signaling and session control; (ii) complementary applications that enable service providers to better measure, manage, and monetize the communication services they provide; and (iii) mobile messaging applications that enable mobile service providers to efficiently support their text-messaging growth with a high-performance, networked messaging solution. Our customers predominately include mobile or "wireless" communications operators and traditional landline or "wireline" telecommunications operators (collectively, "service providers"). Our applications enable our service provider customers to optimize their network efficiency and performance and to provide basic and enhanced voice and data services to their subscribers.

We derive our revenues primarily from the sale or license of telecommunications network systems and software applications and related professional services (e.g., installation and training) and customer support, including customer post-warranty service contracts. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer's credit standing and our history with the customer. As we continue to expand internationally, we expect that our payment terms may lengthen, as a higher percentage of our billing and/or payment terms may be tied to the achievement of milestones, such as shipment, installation and customer acceptance.

Our corporate headquarters are located in Morrisville, North Carolina, with research and development facilities and sales offices located throughout the world. We sell our products and services in three geographic regions: North America, comprised of the United States and Canada; "EAAA," comprised of Europe, the Middle East, Asia Pacific (including India and China), Africa and Australia; and "CALA," comprised of the Caribbean, South and Central America, including Mexico.

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

Operating Environment and Key Factors Impacting our 2008 Results

Today, the majority of our orders and revenue are derived from our Eagle product line. The Eagle product platform can accommodate (i) SIGTRAN (SS7 over IP); (ii) TDM (SS7 over ATM or high-speed links and SS7 over low speed links); and (iii) a number of other network applications.

In the last several years, certain alternative IP technologies, including the IP Multimedia Subsystem architecture ("IMS"), have emerged as architectures well suited for our customers' networks. As a result, we believe our customers will begin to transition from an architecture that utilizes an SS7- based protocol for signaling to a newer signaling protocol, Session Initiation Protocol, or SIP. SIP's advantages include its ability to manage multimedia services (voice, video and data) in an IP network, making them accessible from a wide variety of devices, such as mobile phones, personal computers, ordinary phones and personal digital assistants, or so called "smart phones."

While the transition to IMS may be occurring more slowly than originally anticipated, the shortfall in orders from our IMS-based products has been offset by continued demand for our SS7- and SIGTRAN-based products. Additionally, we believe that our SIP-based products, which support several SIP protocols, offer additional flexibility for our customers as they migrate towards SIP-enabled next generation networks. Should the transition to such networks accelerate, we believe our expertise, products and services may provide our customers with key components to successfully navigate this migration.

As discussed in more detail under "Risk Factors" in Item 1A, we believe that the current global financial crisis - which includes, among other things: (i) significant reductions in available capital and liquidity from banks and other providers of credit; (ii) substantial reductions and/or fluctuations in equity and currency values worldwide; and (iii) concerns that the worldwide economy may enter into or has entered into a prolonged recessionary period may have negatively impacted our business in several ways during 2008. Specifically, during the second half of 2008, particularly the latter part of the third quarter and during the fourth quarter, our orders fell below our internal expectations. As a result, despite orders being up on a year-to-date basis through the first half of 2008, orders declined by $5.9 million during 2008 from the levels in 2007. While it is difficult to quantify, we believe that the year-over-year decline in orders was due in part to our customers delaying or reducing the size of their orders in response to this global economic downturn that began in late 2008. We believe it is still too early to determine the impact the current economic conditions will have on our operations during 2009. Because our orders typically convert to revenues over a period of six to fifteen months, the majority of our revenues are derived from our backlog. Accordingly, we do not believe the downturn in economic conditions had a significant impact on our revenues or operating income for 2008. While our operating income was not significantly impacted during 2008, we did have a significant reduction in interest income of $8.4 million, which is due in part to the decline in interest rates that occurred as a result of the economic downturn. In addition, we incurred a net loss of $2.0 million associated with an other-than-temporary impairment of our auction rate securities portfolio that occurred as a direct result of the current crisis in the financial markets. This net loss represents a $20.7 million loss related to the ARS portfolio, partially offset by the receipt of rights from UBS AG (together with its affiliates, "UBS") valued at $18.7 million, as discussed further below.

Our achievements in 2008 included the following:

  We achieved record revenues from continuing operations of $460.6 million, record cash flows from operations of $106.0 million, and second highest order input of $453.3 million.
  We expanded our solutions portfolio by acquiring mBalance, a leading developer of messaging solutions. The mBalance software enables mobile operators to efficiently support their text messaging growth with a high-performance, networked messaging solution. This software is already an important element of our mobile messaging product family which provides a cost efficient and highly scalable means of handling text message growth and security.

  We entered into a new, three-year $50.0 million revolving credit agreement with Wachovia Bank, National Association (now owned by Wells Fargo Bank, National Association), providing us with additional liquidity should we need it.
  As a result of our continued investment in R&D, we have filed 112 patent applications and were issued 36 patents during 2008. This increased our portfolio to 185 issued, non-expired patents.
  We expanded our geographic footprint by adding 17 new customers for the year (excluding the mBalance customer base), all outside of North America.

Summary of our Operating Results for 2008 and Certain Key Financial Metrics from Continuing Operations

The following is a brief summary of our performance relative to certain key financial metrics for our continuing operations as of and for the year ended December 31, 2008 compared to the year ended December 31, 2007 (in thousands, except diluted earnings per share):

	Years Ended December 31,
	2008	2007
Statement of operations statistics:
Orders	$453,315	$459,195
Revenues	$460,564	$431,800
Operating income	$65,005	$25,927
Diluted earnings per share	$0.71	$0.38
Cash flows from operations for continuing operations	$105,955	$52,495

Balance sheet statistics:
Cash, cash equivalents and short-term investments	$209,441	$419,472
Accounts receivable, net	$171,630	$147,092
Backlog	$412,062	$416,996
Deferred revenue	$209,429	$175,191
Working capital	$210,371	$302,268
Shareholders' equity	$504,846	$461,187

Orders remained comparable to prior year, decreasing by $5.9 million, or 1%, in 2008. As discussed previously, we believe the decline in orders in 2008 is primarily due to our customers delaying or reducing the size of the orders in the second half of 2008 in response to the downturn in global economic conditions.

While it is difficult for us to determine the extent to which the current economic environment will affect the timing or size of our customers' orders in 2009, we believe that our order input for the next several quarters may continue to be negatively impacted. In particular, many service providers have estimated that they would reduce capital spending in 2009 versus 2008, with the largest reductions expected to be made by wireline carriers.  However, it is unclear how these capital reductions will impact us, as the volume of signaling traffic continues to grow. In addition, we continue to expect that uncertainties in the financial markets, the lack of credit in the developing world and the appreciation of the U.S. dollar versus many currencies, may negatively impact orders in 2009, particularly early in the year when service providers may take a conservative approach to managing their capital budgets.

Revenues increased by $28.8 million, or 7%, in 2008 to $460.6 million primarily due to an increase in our Eagle and other signaling products and our number portability revenues. The increase in our Eagle and other signaling product revenues was due to our continued expansion internationally, with 17 new customers added during 2008 (excluding the mBalance customer base), and continued receipt of additional expansion business with existing customers both internationally and domestically. Our number portability revenues increased primarily due to our successful implementation of number portability for customers in Mexico and Brazil and the release of our latest version of our new number portability solution during 2008, which supports 384 million ported numbers in North America. Partially offsetting these increases was a decline in our performance management and monitoring product revenues, primarily due to lower orders during this year compared to a year ago, and to a longer revenue recognition cycle for these products. Also contributing to the overall increase in

2008 revenues was an increase in our services revenues, which occurred due primarily to the increase in the amount of professional services required to deliver our signaling and number portability installations internationally.

Operating Income increased from $25.9 million in 2007 to $65.0 million in 2008. This increase was primarily due to growth in revenues, improvement in gross margins and lower restructuring costs, partially offset by increased R&D spending, including acquired in-process research and development as we continue to invest in our development efforts for new products and product enhancements. Our gross margins improved due to a favorable product mix (i.e. a larger percentage of revenues from our higher margin number portability and Eagle and other signaling products).

Diluted Earnings per Share from continuing operations for 2008 were also positively impacted by the revenue and operating income improvements for the reasons discussed above, resulting in an increase to $0.71 in 2008 from $0.38 in 2007.

Cash Flows from Operations for continuing operations increased to $106.0 million in 2008 from $52.5 million in 2007 as a result of the year over year increase in earnings from continuing operations as discussed above, strong collections from customers in advance of revenue recognition, and the receipt of two income tax refunds totaling $23.4 million resulting primarily from our ability to carryback to previous tax years the tax losses relating to the sale of SSG in 2007 to previous years' tax returns.

Cash, Cash Equivalents and Short-Term Investments decreased during 2008 by $210.0 million, or 50%, to $209.4 million, primarily as a result of: (i) the reclassification of $107.9 million of our auction rate securities portfolio (net of redemptions) from short-term investments to long-term investments; (ii) the repayment of $125.0 million of our convertible debt in the second quarter of 2008; (iii) the repurchase of common stock for $33.8 million; (iv) the acquisitions of mBalance and Estacado for net cash consideration of $38.5 million; and (v) purchases of property and equipment of $19.7 million. Partially offsetting these outflows was $106.0 million generated by operating cash flows from continuing operations, and $11.9 million in proceeds from issuances of common stock under our equity compensation plans.

Accounts Receivable increased by $24.5 million to $171.6 million as of December 31, 2008 from 147.1 million as of December 31, 2007. This increase was primarily attributable to an increase in international billings as a percentage of our total billings. Specifically, an increasing percentage of orders and revenue are from customers in international markets. Our international customers, particularly new customers, usually have longer payment terms, and generally have acceptance provisions which, if not met, may cause further delays in payment. The remaining increase in accounts receivable is due to an increase in overall billings in 2008 as compared to 2007 that occurred as a result of achieving final acceptance milestones allowing us to increase billings relative to 2007. In addition, $3.6 million of the increase is associated with accounts receivable obtained from our acquisition of mBalance.

Backlog has decreased $4.9 million, or 1%, from December 31, 2007 to December 31, 2008, primarily as a result of the growth in revenues outpacing the growth in orders for the reasons discussed above. Included in backlog as of December 31, 2008 is approximately $2.3 million of backlog obtained from our acquisition of mBalance.

Deferred Revenue increased by $34.2 million, or 20%, from $175.2 million as of December 31, 2007 to $209.4 million as of December 31, 2008, primarily due to billings on orders in advance of the revenue being recognized. Specifically, a greater percentage of our business is from international customers that require acceptance prior to revenue being recognized; however, these arrangements allow for a portion of the contract to be billed prior to acceptance based on key milestones such as shipment or installation.

Working Capital decreased by $91.9 million, or 30%, from $302.3 million as of December 31, 2007 to $210.4 million as of December 31, 2008 primarily due to: (i) the reclassification of $107.9 million of our auction rate securities portfolio (net of redemptions) from short-term investments to long-term investments; (ii) the repurchase of common stock of $33.8 million; (iii) the acquisition of mBalance and Estacado for net cash consideration of $38.5 million; and (iv) purchases of fixed assets of $19.7 million. Partially offsetting these decreases were cash inflows from operations of $106.0 million.

Shareholders' Equity increased by $43.7 million, or 9%, in 2008 from $461.2 million as of December 31, 2007 to $504.8 million as of December 31, 2008, primarily due to (i) net income of $55.0 million for the year, (ii) proceeds from the issuance of common stock under our equity compensation plans of $11.9 million, and (iii) increases in common stock resulting from stock-based compensation of $13.3 million. Partially offsetting these increases was our repurchase of $33.8 million in common stock in 2008.

Results of Operations

Because the software component of our products is more than incidental to their overall functionality and we have not established vendor specific objective evidence of fair value for our products, we recognize revenue under the residual method prescribed by SOP 97-2. As a result, under arrangements with multiple product deliverables, we defer revenue recognition related to partial shipments until all products under the arrangement are shipped and title and risk of loss have passed to the customer.

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

In order to determine how best to align our business processes and our revenue recognition policies, we evaluated our sales and order processes throughout 2006 and early 2007, along with the related sales compensation plans. As a result of our evaluation, we implemented several policies and procedures, including a new sales compensation plan, in order to improve our efficiency in delivering our products to our customers and therefore converting backlog to revenue. Despite these policy and process improvements, the timing of revenue recognition may continue to vary significantly from quarter to quarter depending on the shipment arrangements and other terms of the orders.

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

Revenues

Revenues from continuing operations in 2008 were $460.6 million, compared with $431.8 million in 2007 and $443.3 million in 2006, representing an overall growth of 4% from 2006 to 2008. This growth was principally due to our continued expansion internationally and strong demand for our signaling and number portability products, as well as warranty and professional and other services. While our revenues grew from 2006 to 2008, the growth has been uneven, with a decline of 3% in 2007 and an increase of 7% in 2008.

The 2008 year over year increase of 7% is primarily due to the increase in revenues from our Eagle and other signaling products in our EAAA and North America regions, as well as an increase in our number portability products revenues, particularly in the EAAA and CALA regions, following the successful delivery of our new number portability solutions within those regions.

Partially offsetting these positive movements was a reduction on our performance management and monitoring products revenues of $14.5 million. Specifically, going into 2008, we had anticipated recording additional revenue during 2008 for this product line; however, as the year progressed, in certain cases, additional software releases were required to satisfy customer acceptance criteria for revenue recognition. We expect that these releases will be installed at these customers during the first half of 2009, with revenue recognition to follow upon final customer acceptance.

Although our 2008 orders were weaker than anticipated for this product line we did secure ten new customers during the year, including three tier-one customers. We expect that the availability of new features in the previously discussed software releases may result in additional orders for our performance management and monitoring products in 2009. As a result of these delayed acceptances, we experienced a lengthening in the period it takes to convert an order to revenue from approximately six to nine months in prior annual periods to approximately twelve to fifteen months in 2008. In addition to the delay in features discussed above, the lengthening of order to revenue conversion period is also due to the fact that many of our orders in late 2007 and 2008 were received from new customers, and new customer orders typically take longer to convert to revenue than orders from existing customers.

In addition to delays in revenue recognition related to existing backlog for this product line, we also experienced a decline in orders for this solution as customers delayed purchasing decisions until the release of the latest versions. We expect that the availability of these new products may help generate additional new orders for performance management and monitoring products in 2009, resulting in this product line returning to positive growth both at the revenue and orders level.

The 2007 decline in revenues was primarily due to a decrease in our backlog at the beginning of 2007 relative to the backlog at the beginning of 2006, coupled with the timing of when we receive orders. Specifically, we began 2006 with a backlog of $436.9 million as compared to the beginning backlog in 2007 of $389.6 million. The difference in beginning backlog resulted in a smaller base from which to convert in-process customer arrangements into revenue during 2007. In addition, over 40% of our 2007 orders were received in the fourth quarter of that year. Because our orders typically converted to revenue over a six to nine month time frame in 2007, we were unable to convert the vast majority of the fourth quarter orders to revenue within the same year.

We believe that our future revenue growth depends in large part upon a number of factors affecting the demand for our products. These factors include:

  the impact that the current global economic crisis may have on our customers and their capital spending plans;
  the rate of adoption for our newer products and the rate at which our customers upgrade their existing networks;
  increased competition from lower cost providers of similar technologies; and
  the consolidation activity within our customer base.

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

Revenues by Geographic Region

The following table sets forth revenues from the three geographic regions in which we generate product sales: (i) North America; (ii) Europe, the Middle East, Asia Pacific (including India and China), Africa and Australia ("EAAA"); and (iii) the Caribbean, South America and Central America, including Mexico ("CALA").

	For the Years Ended December 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
North America	$181,467	$184,084	$236,806	$(2,617)	(1)%	$(52,722)	(22)%
EAAA	177,586	137,174	129,807	40,412	29%	7,367	6%
CALA	101,511	110,542	76,733	(9,031)	(8)%	33,809	44%
Total revenues	$460,564	$431,800	$443,346	$28,764	7%	$(11,546)	(3)%

As the above table indicates, the growth in our revenues from 2006 to 2008 is due to our continued expansion internationally, particularly in our EAAA region, resulting in our international revenue as a percentage of total revenue growing from 51% in 2006 to 64% in 2008. This growth is driven by the increasing number of subscribers around the world and the demands this growth has placed on network providers. The decline in CALA revenues in 2008 is primarily attributed to a number of large projects being completed and recognized during 2007. The increase in EAAA revenues in 2008 was primarily driven by our winning new customers in this region. Our sales and marketing efforts in these regions, coupled with several of our historical competitors deciding to reduce or eliminate their signaling product offerings, have resulted in new opportunities to expand our global product footprint. We consider continued global expansion a key component of our future growth.

The decline in North American revenues in both 2007 and 2008 was due principally to: (i) the decrease in the demand for our number portability products in the North American market, as we have significantly penetrated these markets in previous periods; and (ii) the transition from our SS7-based products that command a higher price per link equivalent sold to our SIGTRAN signaling products that allow customers higher link capacity without a corresponding increase in the price per link. The relative decline in North American revenues within 2007 was also impacted by the decrease in our backlog at the beginning of 2007 relative to the backlog at the beginning of 2006, coupled with weak orders in the first half of 2007.

Revenues by Product Line

In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our product lines. Revenues from each of our product lines for 2008, 2007, and 2006 are as follows (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
Product revenues:
Eagle and other signaling products	$256,733	$241,324	$253,385	$15,409	6%	$(12,061)	(5)%
Number portability products	41,827	26,070	27,550	15,757	60%	(1,480)	(5)%
Performance management and
monitoring products	21,855	36,306	48,235	(14,451)	(40)%	(11,929)	(25)%
Total product revenues	320,415	303,700	329,170	16,715	6%	(25,470)	(8)%
Warranty revenues	73,822	71,554	67,499	2,268	3%	4,055	6%
Professional and other services
revenues	66,327	56,546	46,677	9,781	17%	9,869	21%
Total revenues	$460,564	$431,800	$443,346	$28,764	7%	$(11,546)	(3)%

     Product Revenues

Our product revenues have decreased by $8.8 million, or 3%, from 2006 to 2008, primarily due to the decrease in revenues from our performance management and monitoring product line. The decrease in revenues for this product line is due primarily to a lengthening of time it takes to convert an order to revenue, along with a year-over-year decline in orders, for the reasons discussed above. We believe that our future success with this product line will depend on, among other factors, our ability to penetrate the North American Tier-1 market, successfully deliver features currently awaiting delivery to or acceptance by our customers, and to grow orders on a year-over-year basis in 2009.

Partially offsetting the decline in revenues from our performance management and monitoring product line were increases in our number portability revenues, particularly in Brazil and Mexico, and increases in our Eagle and other signaling products as a result of our continued success in winning new customers internationally, particularly within our EAAA region.

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

Warranty Revenues

Warranty revenues include revenues from our (i) standard warranty coverage, which is typically provided at no charge for the first year but is allocated a portion of the arrangement fee in accordance with SOP 97-2, and (ii) extended warranty offerings. After the first year warranty, our customers typically prepay warranty services for a period up to a year, which we reflect in deferred revenues. We recognize the revenue associated with our warranty services ratably over the term of the warranty arrangement based on the number of days the contract is outstanding during the period. For 2008 and 2007, warranty revenues increased on a year-over-year basis by 3% and 6%, respectively, due primarily to the increase in our installed base of customers.

The timing of recognition of our warranty revenue may be impacted by, among other factors (i) delays in receiving purchase orders from our customers, (ii) the inability to recognize any revenue, including revenue associated with first year warranty, until the delivery of all product deliverables associated with an order is complete and in some cases when written acceptance has been received, and (iii) receipt of cash payments from the customer in cases where the customer is deemed a credit risk.

Professional and Other Services Revenues

Professional and other services revenues primarily consist of installation services, database migration and training services. Substantially all of our professional service arrangements are billed on a fixed-fee basis. We typically recognize the revenue related to our fixed-fee service arrangements upon completion of the services, as these services are relatively short-term in nature (typically several weeks, or in limited cases, several months). Our professional and other services are typically initiated and provided to the customer within a three to six month period after the shipment of the product, with the timing depending on, among other factors, the customer schedule and site availability. As a result, our professional and other services revenues depend in large part on the timing of shipments and related product revenue recognized in the immediately preceding periods, particularly shipments of Eagle initial systems, shipments to new customers, and the number of performance management and monitoring products projects, each of which typically requires a higher percentage of services.

From 2006 to 2008, professional and other services revenues increased by $19.7 million, or 42%, driven primarily by our international growth which resulted in a higher number of new customer orders and increased number of signaling and number portability installations internationally. Because our performance management and monitoring products require a higher level of professional services compared to our other product lines, we expect that our professional services revenues may continue to increase as we complete installations and receive acceptance for orders for our performance management and monitoring product projects currently in our backlog.

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

Cost of Sales

In order to provide a better understanding of our cost structure, we analyze and present our costs and expenses in the categories discussed below:

Cost of Goods Sold

Cost of goods sold includes (i) materials, labor, and overhead costs incurred internally or paid to contract manufacturers to produce our products, (ii) personnel and other costs incurred to install our products, and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for 2008, 2007 and 2006 were as follows (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
Cost of goods sold	$154,260	$176,323	$174,432	$(22,063)	(13)%	$1,891	1%
Revenues	460,564	431,800	443,346	28,764	7%	(11,546)	(3)%
Cost of goods sold as a percentage
of revenues	33%	41%	39%

Cost of goods sold in dollars and as a percentage of revenues decreased in 2008 as compared to 2007. This decrease in costs is primarily due to: (i) a shift in our 2008 product mix to our higher margin number portability and Eagle and other signaling products as discussed previously; (ii) the recognition of revenue associated with certain lower margin orders of Eagle and other signaling product initial systems in 2007 without similar lower margin deals in 2008; (iii) a more cost-effective customer service delivery system (e.g., utilizing local customer service resources rather than domestic resources); and (iv) better operating performance associated with certain loss contracts and warranty related items, along with favorable purchase price reductions related to inventory purchases.

The increase in cost of goods sold in 2007 as compared to 2006 was due primarily to (i) a higher percentage of our revenues recognized in 2007 being derived from our lower margin professional and other services revenues and (ii) the growth of the number of new customers internationally, which involved competitive bids of our lower margin initial systems versus our higher margin extension revenues. In addition, costs to deliver internationally are higher as a result of longer installation times, higher costs for shipping and importing, and increased travel for our customer service teams.

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

Amortization of Purchased Technology

Amortization of purchased technology for 2008, 2007 and 2006 was as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Amortization of purchased technology related to:
iptelorg	$420	$424	$419
mBalance	158	-	-
Steleus	1,929	1,930	1,930
Total	$2,507	$2,354	$2,349

Our amortization of purchased technology increased in 2008 by $0.2 million due to the increase in our intangible assets as a result of acquiring mBalance in the fourth quarter of 2008.

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2008, there have been no identified events or changes in circumstances that would have a significant adverse effect on the value of our long-lived assets. Accordingly, there have been no impairments of long-lived assets in 2008, 2007, or 2006.

Research and Development

Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, outsourced development and consulting costs, and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for 2008, 2007, and 2006 (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
Research and development	$100,613	$92,223	$78,450	$8,390	9%	$13,773	18%
Percentage of revenues	22%	21%	18%

The following is a summary of the year-over-year changes in our research and development expenses during 2008 and 2007 (in thousands):

	Year-Over-Year Change
	2007 to 2008	2006 to 2007
Cost component:
Salaries and benefits and incentive compensation	$6,625	$4,278
Stock-based compensation	(701)	(2,123)
Consulting and professional services	(57)	6,128
Facilities and depreciation	849	5,970
Other	1,674	(480)
Total	$8,390	$13,773

We have made, and intend to continue to make, substantial investments in product and technology development, and we believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness. In particular, the increase in our research and our outsourced development spending was primarily due to investments in developing SIP-based products to help customers migrate to IP networks, including ongoing costs resulting from the acquisition of Estacado in early 2008. In addition, our continued success in winning new customers and new number portability orders outside North America has required investment in International Telephone Union ("ITU") and other local feature development.

Our increased investment in research and development activities from 2006 to 2008 was principally within our employee related expenses (salaries, benefits and incentive compensation) and outsourced research and development efforts (i.e. consulting and professional services). In particular, the salary, benefits and incentive compensation increase reflects: (i) increases in incentive compensation due to improved operating performance; (ii) increased investment in key internal resources; and (iii) the addition of Estacado employees to our research and development team during 2008. Similarly, the increase in facilities and depreciation costs in 2007 and 2008 is due primarily to the expansion of space within our corporate headquarters dedicated to research and development activities as compared to prior years, and the addition of the facilities utilized by Estacado. The increase in other expenses in 2008 is primarily due to increase in subscription and maintenance expenses associated with tools and software utilized by our research and development department, as well as an increase in other allocated expenses such as insurance. Partially offsetting these increases was a decrease in stock-based compensation as a result of fewer equity grants in both 2008 and 2007.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including: (i) salaries, commissions and related costs; (ii) costs of outside contract personnel; (iii) facilities costs; (iv) advertising and other marketing costs, such as tradeshows; and (v) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for 2008, 2007, and 2006 (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
Sales and marketing	$74,678	$72,559	$75,964	$2,119	3%	$(3,405)	(4)%
Percentage of revenues	16%	17%	17%

The following is a summary of the year-over-year changes in our sales and marketing expenses during 2008 and 2007 (in thousands):

	Year-Over-Year Change
	2007 to 2008	2006 to 2007
Cost component:
Salaries and benefits and incentive compensation	$723	$1,136
Stock-based compensation	(520)	(1,777)
Sales commissions	2,957	1,033
Marketing and advertising	(875)	(3,298)
Other	(166)	(499)
Total	$2,119	$(3,405)

The increase in sales and marketing expenses in 2008 as compared to 2007 was primarily attributable to increases in employee related costs (i.e. salaries, benefits, incentive compensation and sales commission) as a result of revenue growth in 2008, coupled with an increase in third party commissions expense related to contracts involving third party agents which typically carry higher commissions. Partially offsetting these increases is the reduction of stock-based compensation expense as a result of fewer equity grants after the adoption of SFAS 123R, as well as a reduction in marketing and advertising expenses.

The decrease in sales and marketing expenses in 2007 as compared to 2006 was primarily due to reductions in our marketing and advertising activities as we sought to leverage our direct sales force and better focus our other marketing activities. This strategy has allowed us to maintain and gradually reduce our sales and marketing expenses as a percentage of revenue throughout 2007 and 2008, and invest more in research and development activities as discussed above. Also contributing to the 2007 decrease is the reduction of stock-based compensation related to fewer equity grants after the adoption of SFAS 123R.

The size of our sales and marketing workforce and related expenses varies to a greater degree in response to the growth in our orders and backlog than to the growth in revenues. We intend to continue to focus on improving the efficiency of our operations by examining the way in which we operate in order to identify opportunities for cost reductions.

General and Administrative Expenses

General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, business development, finance, information technology and human resources personnel) and consist of: (i) salaries and related compensation costs; (ii) consulting and other professional services (e.g., litigation and other outside legal counsel fees and audit); (iii) facilities and insurance costs; and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for 2008, 2007 and 2006 (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008		2006 to 2007
General and administrative	$56,239	$55,121	$67,473	$1,118	2%	$(12,352)	(18)%
Percentage of revenues	12%	13%	15%

The following is a summary of the year-over-year changes in our general and administrative expenses during 2008 and 2007 (in thousands):

	Year-Over-Year Change
	2007 to 2008	2006 to 2007
Cost component:
Salaries and benefits and incentive compensation	$959	$(2,455)
Stock-based compensation	(338)	(374)
Consulting and professional services	507	(1,231)
Insurance	(686)	593
Travel	2	(529)
Facilities and depreciation	568	(4,218)
Bad debt expense	565	(2,189)
Other	(459)	(1,949)
Total	$1,118	$(12,352)

The increase in general and administrative expenses in 2008 was primarily driven by increases in our employee related costs (salaries, benefits, and incentive compensation) and facilities and depreciation costs as a result of our continued expansion internationally.

Our consulting and professional services expenses increased in 2008 primarily as a result of litigation related fees and expenses of $0.9 million associated with an arbitration award involving our former President and CEO, Fred Lax. We are appealing this matter. Further contributing to the year-over-year increase in consulting and professional services were certain one-time expense reductions in the first quarter of 2007 due to reimbursement of $0.9 million of legal fees incurred during 2006 in connection with a dispute over a previously leased facility. Partially offsetting the above increases was a reduction in consulting and professional services costs of $1.1 million primarily associated with a decrease in information technology consulting.

Partially offsetting the increase in general and administrative expenses were declines in general insurance as a result of a more favorable insurance market and in stock-based compensation expense as a result of fewer equity grants.

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

Also included in general and administrative expenses in 2007 were approximately $1.9 million of one-time expense reductions related to (i) reimbursement of $0.9 million of legal fees incurred during 2006 in connection with a dispute over a previously leased facility (included in "consulting and professional services" in the above table), (ii) reimbursement of $0.5 million of certain property taxes previously recorded in 2006 (included in "other" in the above table), and (iii) certain other one-time cost reductions estimated at $0.5 million (included in "facilities and depreciation" in the above table).

Acquired In-Process Research and Development

During 2008, 2007, and 2006 we made selective strategic acquisitions of entities and technologies in order to enhance and expand our product offerings. At the time of each acquisition, certain technology, products and functionality were under development that had not yet reached technological feasibility and had no alternative future use. Accordingly, such technology, products and functionality were considered by us to be in-process research and development ("IPR&D") and the fair value of these items was expensed at the acquisition date.

In 2008, through the acquisition of mBalance we acquired rights to two related IPR&D projects which we believe will accelerate the development and enhance the features of our mobile messaging product family solutions. At the time of acquisition, these technologies were under development and had no alternative future use. We estimated the fair value of these projects to be $3.0 million using the income approach and risk-adjusted discount rate of 27%. We have reflected the fair values of these technologies as a charge in the accompanying statement of operations as acquired in-process research and development expense in the fourth quarter of 2008. We estimate that these projects were between 40% and 50% complete at acquisition and that we will incur approximately $0.7 million in additional development expense during 2009 in order to complete these projects.

Also in 2008, through the acquisition of Estacado we acquired rights to two IPR&D projects which we believe will accelerate the development of SIP-enabled next generation and IMS solutions for our customers. At the time of acquisition, these technologies were under development and had no alternative future use. Accordingly, we reflected a charge of $2.7 million as acquired in-process research and development expense in the first quarter of 2008. We estimate that we have incurred $0.9 million of expenses associated with this project in 2008, and that we will incur approximately $0.4 million in additional development expense in order to complete these projects.

In December 2006, we entered into a worldwide license to the source code of and intellectual property rights to certain technologies owned by a third-party provider.  We believe this technology will form the core software platform for our EAGLE® XG Service Broker product family.  We believe this technology provides key capabilities which will provide our customers with a smooth evolution from SS7 to SIP-based signaling and next-generation high performance network applications once we complete development of the product offerings based on this technology.  The license fee for this technology was $2.1 million.  Because the technology obtained in this license had no alternative use, we have reflected a charge of $2.1 million as acquired in-process research and development expense during 2006.  We estimate that we have incurred $4.5 million and $2.0 million in 2007 and 2008 respectively, and will incur an additional $1.0 million in development expense associated with completing the development of this product family.

For a more detailed discussion of these acquisitions and related valuation assumptions, please refer to Note 2 to our accompanying Consolidated Financial Statements.

Restructuring Charges- Continuing Operations

2008 Restructuring Activities

During 2008 we completed two restructuring initiatives, resulting in a total charge of $1.1 million. Specifically, during the fourth quarter we incurred a pre-tax charge of $0.9 million in severance costs related to the termination of nine employees under our severance policies. We expect to realize annual savings between $1.0 million and $2.0 million as a result of this restructuring. During 2008 we also initiated a centralization of certain functions within our international operations and revised certain estimates associated with our 2007 restructuring activities. The accompanying consolidated statement of operations reflects net expense of approximately $0.2 million associated with these centralization activities and changes in estimate.

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

The following table summarizes the restructuring and related expenses incurred in connection with the restructurings discussed above and the remaining obligations as of and for the years ended December 31, 2008 and 2007 (in thousands):

	Severance
	Costs and
	Related
	Benefits	Other	Total
Restructuring obligations, January 1, 2007	$2,596	$ -	$2,596
Restructuring and related expenses recognized in 2007:
2007 Restructuring	6,216	409	6,625
Total restructuring and related expenses	6,216	409	6,625
Cash payments	(5,190)	-	(5,190)
Restructuring obligations, December 31, 2007	3,622	409	4,031
Restructuring and related expenses recognized in 2008:
2008 Restructurings, net of change in estimate	891	463	1,354
Total restructuring and related expenses	891	463	1,354
Cash payments	(3,044)	(872)	(3,916)
Restructuring obligations, December 31, 2008	$1,469	$ -	$1,469

The total restructuring and related expenses related to continuing operations in the above table of $1.4 million exclude a change in estimate associated with stock compensation that is not included in the restructuring liability of approximately $0.3 million. Accordingly, restructuring and related expenses for 2008 reflected in the accompanying statement of operations for 2008 are only $1.1 million. We expect to pay or settle all restructuring liabilities in 2009. For a more detailed discussion of these restructuring activities, please refer to Note 3 to our accompanying Consolidated Financial Statements.

Amortization of Intangible Assets

As a result of our acquisitions, we have recorded various intangible assets including acquired technology trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	For the Years Ended December 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008	2006 to 2007
Steleus	$356	$167	$1,403	$189	$(1,236)
mBalance	39	-	-	39	-
iptelorg	43	82	113	(39)	(31)
Total	$438	$249	$1,516	$189	$(1,267)

The increase in amortization of intangible assets in 2008 is due to the revision of the estimated useful lives of certain intangible assets relating to Steleus, as well as additional amortization expense associated with the acquired mBalance intangibles.

The decrease in amortization of intangible assets in 2007 as compared with 2006 was due primarily to certain intangibles relating to Steleus becoming fully amortized in 2006. The decrease was partially offset by additional amortization of intangibles in 2006 related to our acquisition of iptelorg in July 2005.

Other Income and Expense, Net

For 2008, 2007, and 2006, other income and expenses were as follows (in thousands):

	For the Years Ended December 31,			Year-Over-Year Change
	2008	2007	2006	2007 to 2008	2006 to 2007
Interest income	$9,047	$17,446	$10,936	$(8,399)	$6,510
Interest expense	(1,986)	(3,591)	(3,813)	1,605	222
Gain on recognition of UBS
Put at fair value	18,738	-	-	18,738	-
Unrealized loss on trading
securities	(20,702)	-	-	(20,702)	-
Gain on sale of investments	(2)	224	1,794	(226)	(1,570)
Gain on warrants in privately
held company	-	-	1,275	-	(1,275)
Other, net	(3,490)	(4,034)	24	544	(4,058)
Total	$1,605	$10,045	$10,216	$(8,440)	$(171)

Interest Income and Expense. Interest income decreased during 2008 due to (i) a shift in investing strategy from higher yielding investments into lower risk and thus lower yielding cash and cash equivalents in the beginning of 2008 as we sought to reduce our exposure to the credit and liquidity crisis in the U.S. markets in 2008, (ii) a decline in yields across most of our investment portfolio, and (iii) lower investment balances in 2008 as compared to 2007. Interest expense consists primarily of interest on our convertible debt, which was repaid in June 2008 in accordance with its terms. As a result of this repayment, interest expense declined in 2008 as compared to 2007.

Interest income increased in 2007 as compared to 2006 due primarily to higher average cash and short-term investment balances as a result of investing the proceeds from the sale of IEX in July of 2006. Also impacting interest income in 2007 were higher rates of return within our portfolio driven by increases in interest rates.

Gain on Recognition of UBS Put at Fair Value. In October 2008, we accepted an offer from UBS for auction rate securities rights related to our ARS portfolio. Under the terms of this offer, UBS has the right, at its discretion, to purchase these securities from us at par value which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time until July 2, 2012, and we have a put right, at our discretion, to require UBS to purchase the securities at par value plus accrued interest at any time between June 30, 2010 and July 2, 2012. In the fourth quarter of 2008, we recognized the UBS Put as an asset measured at fair value in the accompanying Consolidated Balance Sheet, resulting in $18.7 million gain.

Unrealized Loss on Trading Securities. In the fourth quarter of 2008, we accepted the UBS offer which allows us to sell our ARS at par value within a relatively short time horizon (approximately eighteen months to three years) and provides UBS with the ability to require us to sell the securities to them at any time between acceptance of the UBS Put through July 2012. Accordingly, we no longer anticipate holding these investments to the earlier of maturity or the recovery of the ARS to our cost basis. We have reclassified our ARS from available-for-sale to trading in the fourth quarter of 2008 and have recognized a charge of $20.7 million calculated as the difference between the portfolio's cost and its fair value in the fourth quarter of 2008 as required under SFAS 115. Future changes in fair value of the ARS instruments will be recorded in the corresponding period earnings (i.e., "marked to market").

Gain on Sale of Investments. In August 2004, following the acquisition of Telica by Lucent Technologies Inc. ("Lucent"), we received freely tradable common stock of Lucent in exchange for our investment in Telica. In the first quarter of 2006, we received an additional 642,610 shares of Lucent stock that were released from escrow, resulting in an additional gain of approximately $1.8 million upon distribution of these shares. In connection with the merger of Lucent and Alcatel in the fourth quarter of 2006, these shares were converted into 125,437 shares of Alcatel-Lucent.

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

Other, Net. Other, net for 2008 and 2007 consists primarily of foreign currency exchange losses, net of gains, on foreign currency forward contracts used to hedge our exposure to foreign currency risks, as well as translation adjustments from consolidating our international subsidiaries.

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

As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. dollar, and will therefore be exposed to greater risk related to foreign currency fluctuations. We continue to explore ways to minimize our exposure in this area.

Provision for Income Taxes

During 2008, 2007 and 2006, we recognized income tax expense related to continuing operations of $18.0 million, $9.1 million and $13.6 million, respectively. Provisions for income taxes as a percentage of income from continuing operations (the "effective tax rate") were 27%, 25%, and 28% for 2008, 2007 and 2006, respectively. The effective tax rate differs from the statutory rate of 35% primarily due to a significant portion of our pretax income being derived from tax-exempt interest generated from our investment portfolio. In addition, during 2008 we determined we would be able to utilize certain capital losses on our returns, resulting in the reversal of a previously established valuation allowance as discussed further below. We anticipate that our tax rate will be higher in 2009 due to the expected reduction in our tax exempt interest as well as the absence in 2009 of discrete benefits recognized in 2008. Please refer to Note 7 to our accompanying Consolidated Financial Statements for a more detailed reconciliation of the federal statutory rate to our effective tax rate for 2008, 2007 and 2006.

During the second quarter of 2008, the Internal Revenue Service ("IRS") completed its examination of our 2002 through 2006 income tax returns. We have recorded the associated impact in the accompanying Consolidated Balance Sheet. As a result of certain timing adjustments, our taxable income in 2006 was increased, allowing us to carryback a capital loss generated in 2007 from the disposal of our SSG business and realize certain research and development tax credits. We had previously determined that a full valuation allowance was required for the $4.7 million deferred tax asset resulting from this capital loss and tax credits; however, as a result of our ability to utilize this loss against our 2006 capital gains, we reversed the valuation allowance and recorded a corresponding income tax benefit in continuing operations of $4.7 million during the second quarter of 2008.

We continue to be subject to the periodic examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our operating results and financial condition. While we believe that we have made adequate provisions related to the audits of our tax returns, the final determination of our obligations may exceed the amounts provided for by us in the accompanying Consolidated Financial Statements. Specifically, we may receive assessments related to the audits and/or reviews of our U.S. and Foreign income tax returns that exceed amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessments, our business, financial condition or results of operations could be adversely affected. Further, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses and net income in the period or periods for which that determination is made.

Primarily as the result of the disposition of our former SSG business unit in early 2007, a significant number of employee stock options expired unexercised during 2007, resulting in the exhaustion of our "pool of windfall tax benefits" as of December 31, 2007 under SFAS 123R "Share-Based Payment". As a result, future cancellations or exercises that result in a tax benefit that is less than the related deferred tax asset recognized under SFAS 123R will negatively impact our future effective tax rate and increase its volatility, resulting in a reduction of our earnings. During 2008 and 2007, we recorded approximately $3.4 million and $0.6 million respectively, in the provision for income taxes related to stock-based compensation pursuant to SFAS 123R.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). As of January 1, 2008 and December 31, 2008, the total amount of unrecognized income tax benefits was $15.9 million and $8.8 million (including interest and penalties), respectively. A change in estimate relating to any of these unrecognized tax benefits could have a material impact on our effective tax rate.

Discontinued Operations

As more fully described in Note 2 to the accompanying Consolidated Financial Statements, on March 20, 2007, we entered into an agreement to sell our Switching Solutions Group business ("SSG") to GENBAND Inc. ("Genband") for $1.0 million in cash and a 19.99% interest in Genband's then outstanding vested voting equity. The common stock interest in Genband received at closing was valued at $11.2 million in accordance with the principles established in the AICPA Practice Aid - "Valuation of Privately Held Equity Issued as Compensation."

In 2008, we determined that we were able to realize additional R&D tax credits generated by SSG along with a change in the estimated tax loss realized on the sale of SSG, resulting in an additional tax benefit of $2.1 million being recorded in 2008 as part of discontinued operations. Further, during 2008 we recorded in discontinued operations: (i) a gain of $2.4 million, net of taxes, resulting from the receipt of additional Genband shares released to us from escrow in the third quarter of 2008; and (ii) a gain of $1.9 million, net of taxes, resulting from the adjustment to the restructuring liabilities associated with SSG during the first and the fourth quarters of 2008.

SSG is classified as discontinued operations in our accompanying Consolidated Financial Statements, and its results of operations, financial condition and cash flows are separately reported for all periods presented. Summarized financial information for SSG is as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Revenues	$-	$27,682	$110,301
Loss from discontinued operations
before provision for income taxes	$-	$(42,148)	$(173,519)
Benefit from income taxes	(2,148)	(16,370)	(35,500)
Gain (loss) before minority interest, net of income taxes	2,148	(25,778)	(138,019)
Gain (loss) on sale of discontinued operations, net of taxes	4,321	(36,449)	-
Gain (loss) from discontinued operations, net of taxes	$6,469	$(62,227)	$(138,019)

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

IEX is classified as discontinued operations in our accompanying Consolidated Financial Statements, and its results of operations, financial condition and cash flows are separately reported for all periods presented. As of December 31, 2006, summarized financial information for IEX is as follows (in thousands):

Revenues	$36,113
Income from discontinued operations before
provision of income taxes	$18,442
Provision for income taxes	6,691
Income from discontinued operations, net of
income taxes	11,751
Gain on sale of discontinued operations, net of taxes	177,458
Income from discontinued operations, net of taxes	$189,209

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital decreased to $210.4 million as of December 31, 2008 from $302.3 million as of December 31, 2007, primarily due to: (i) the reclassification of $107.9 million of our auction rate securities portfolio (net of subsequent redemptions) from short-term investments to long-term investments; (ii) the repurchase of common stock of $33.8 million; (iii) the acquisition of mBalance and Estacado for net cash consideration of $38.5 million; and (iv) purchases of fixed assets of $19.7 million. Partially offsetting these decreases were $106.0 million of cash inflows from operations. With our current working capital position and available line of credit, we believe that we have the financial resources and flexibility to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

The significant components of our working capital are liquid assets such as cash and cash equivalents, and accounts receivable, deferred income taxes and deferred costs and commissions, reduced by trade accounts payable, accrued expenses, accrued compensation and related expenses and current portion of deferred revenues.

We continued to generate positive cash flows from operations in 2008 and 2007. Our cash, cash equivalents and short-term investments were $209.4 million and $419.5 million at December 31, 2008 and 2007, respectively. As discussed above, the reduction of $210.4 million is primarily due to the net reclassification of $107.9 million of our ARS portfolio from short-term to long-term investments, as well as the repayment of $125.0 million of our convertible debt in the second quarter of 2008.

To provide our business with a revolving line of credit and additional liquidity, in October 2008 we entered into a new, three-year, $50.0 million credit agreement with Wachovia Bank, National Association ("Wachovia Bank") which is now owned by Wells Fargo Bank, National Association. The new line of credit is unsecured except for our pledge of 65% of the outstanding stock of certain subsidiaries and a requirement for cash collateral for letters of credit. Please refer to Note 10 of the accompanying Consolidated Financial Statements for additional information about the terms of the new line of credit. As of December 31, 2008, there were no borrowings outstanding under this new line of credit.

Beginning in February 2008 and continuing through December 31, 2008, we witnessed failed auctions in our ARS portfolio, resulting in our inability to sell these securities. Consequently, as set forth in the applicable trust indentures, the coupon rate resets to a contractual rate which may not equal the current market rate. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration in the credit quality of the issuer. All of our ARS, with the exception of one issuance with an estimated fair value of approximately $1.1 million, are AAA, AA or A rated by one or more of the major credit rating agencies. Further, all of these securities are collateralized by student loans. As of December 31, 2008, on a weighted average basis, approximately 92% of the underlying student loan collateral was issued under the Federal Family Education Loan Program (FFELP). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government. The following table provides further information about the credit rating of our securities (securities with multiple credit ratings are presented according to the lowest rating):

Type of					Total
Collateral	AAA	AA	A	Not Rated	Fair Value
Student loans	$77,690	$3,304	$5,143	$1,060	$87,197

On October 31, 2008, we accepted an offer from UBS for auction rate securities rights (the "UBS Put") related to our ARS portfolio. Under the terms of the offer, UBS has the right, in its discretion, to purchase these securities from Tekelec at par value which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time until July 2, 2012 and Tekelec, in its discretion, has the right to require UBS to purchase the securities at par value at any time between June 30, 2010 and July 2, 2012. We will continue to classify our ARS portfolio as long-term investments until we believe that we are within twelve months of a liquidity event.

In the first quarter of 2008 we initiated a stock buy back program. From its inception and through its expiration in August 2008, we repurchased approximately 2.6 million shares at an average price of $12.92 per share for approximately $33.8 million (including $0.1 million in brokerage fees). These repurchases were funded from our working capital. In 2007, we initiated and completed a stock buy back program under which we repurchased a total of approximately 4.1 million shares at an average price of $12.14 per share for approximately $50.1 million. This repurchase program was also funded from working capital. We did not repurchase any of our common stock during 2006.

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

Contractual Obligations

As of December 31, 2008, our future fixed commitments for cash payments are as follows (in thousands):

			2010 to	2012 to	2014 and
	Total	2009	2011	2013	Beyond
Operating lease obligations	$31,802	$7,216	$13,118	$8,135	$3,333
Current liabilities on the balance sheet(1)	104,468	104,468	-	-	-
Purchase obligations(2)	27,240	27,240	-	-	-
Total	$163,510	$138,924	$13,118	$8,135	$3,333

(1)

Current liabilities in the above table represent current liabilities as presented in the consolidated balance sheet, reduced by the current portion of deferred revenues as deferred revenues will not be settled using cash payments, but rather with the provision of goods and services.

(2)

From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. It is not our intent, nor is it reasonably likely, that we would cancel a purchase order that we have executed. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, we have no basis to record any future liability under these agreements.

As of December 31, 2008, in accordance with FIN 48 we have recorded $8.8 million of liabilities related to uncertain tax benefits in our accompanying Consolidated Financial Statements. The realization of these income tax benefits associated with continuing operations of $7.4 million as of December 31, 2008 would have a material impact on our effective tax rate. We cannot reasonably estimate the period of cash settlement of the respective uncertain tax benefits and, therefore, have excluded them from the above table of future fixed commitments for cash payments.

We lease a number of facilities throughout the United States and internationally under operating leases that range from two months to nine years. We believe that our existing facilities will be adequate to meet our needs at least through 2009, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

Cash Flows

As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from continuing operations. In 2007, we sold our SSG business unit, which is classified as discontinued operations in our accompanying Consolidated Financial Statements. Cash flows from discontinued operations are presented separately within each of the three cash flow categories. The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities related to continuing operations.

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations was $106.0 million, $52.5 million, and $45.4 million for 2008, 2007, and 2006, respectively. Cash provided by operating activities increased on a year-over-year basis during 2008 primarily as a result of the year-over-year increase in earnings from continuing operations, as well as changes in working capital. Our cash flows from continuing operations were primarily derived from (i) our earnings from continuing operations prior to non-cash expenses such as stock-based compensation, depreciation, amortization, bad debt, write-downs of inventory, and deferred income taxes; and (ii) changes in our working capital, which are primarily composed of changes in accounts receivable, inventories, deferred revenue and associated deferred costs, accounts payable, accrued expenses and accrued payroll and related expenses. In particular, we received two income tax refunds totaling $23.4 million resulting primarily from the carryback of tax losses relating to the sale of SSG in 2007 to previous tax years. Also positively affecting our cash flows from operations was an increase in deferred revenues as we collected cash in advance of revenue recognition. These increases were partially offset by cash outflows related to accounts payable and an increase in accounts receivable as our billings outpaced collections. It is important to note that the timing of our cash flows from operations is highly dependent on the timing of our orders and of subsequent billings, as the quarters following strong billings typically result in strong collections. In addition, accounts receivable also typically increase due to billings exceeding collections during these periods.

Cash provided by operating activities increased on a year-over-year basis during 2007 primarily due to (i) cash received for income taxes in 2007 while in 2006 we had a net cash outflow related to taxes, (ii) slower growth in accounts receivable, and (iii) timing of cash outflows for prepaid expenses. Offsetting these favorable items were reductions in cash flows from operations primarily related to reductions in deferred revenues.

We currently anticipate that we will continue to operate a business with positive cash flows from operations. Our ability to meet these expectations depends on our ability to achieve positive earnings. Our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to technological changes and increasing competition, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities of continuing operations was $148.0 million, $42.5 million, and ($225.4) million in 2008, 2007, and 2006. Our cash flows from investing activities primarily relate to (i) purchases and sales of investments, (ii) strategic acquisitions, and (iii) purchases of property and equipment. In 2008, we converted a portion of our short-term investment portfolio into cash in anticipation of repaying our convertible debt as discussed above. We also had ARS securities totaling $19.5 million redeemed by the issuers during the year. In 2007, our cash provided by investing activities of continuing operations included $65.1 million of net cash inflows from sales of available-for-sale securities from our short-term investment portfolio. For 2006, our cash outflows related to the investment portfolio were $202.2 million as we invested the proceeds from the sale of IEX.

Acquisition-related net cash outflows were $38.5 million in 2008, primarily relating to cash consideration paid for our acquisition of mBalance and Estacado. Payments of $2.5 million in 2007 were related to certain signaling technologies acquired from third parties.

Our investment in new property and equipment amounted to $19.7 million, $20.2 million, and $24.6 million during 2008, 2007, and 2006, respectively. We intend to continue to closely monitor our capital expenditures, while making strategic investments to develop our existing products and replace certain older computer and information technology infrastructure to meet the needs of our business and workforce. We expect our total capital expenditures to be between $18.0 million and $21.0 million for 2009.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was ($145.3) million, ($15.5) million, and $19.1 million for 2008, 2007, and 2006, respectively. In 2008, our financing activities primarily consisted of the $125.0 million repayment of our convertible debt and a $33.8 million repurchase of our common stock, partially offset by proceeds of $13.5 million from net issuances of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises. In 2007, our financing activities included a $50.0 million repurchase of our common stock under a previously announced repurchase program and the related $0.1 million in brokerage fees, partially offset by net proceeds of $30.7 million from the issuance of our common stock pursuant to the exercise of employee stock options and our employee stock purchase plan. For 2006, our financing activities consisted primarily of net proceeds of $17.5 million from the issuance of our common stock pursuant to the exercise of employee stock options and our employee stock purchase plan.

Financial and Market Risks

We operate internationally and thus are exposed to potential adverse changes in currency exchange rates. We use derivative instruments (foreign exchange contracts) to reduce our exposure to foreign currency rate changes on receivables denominated in a foreign currency. The objective of these contracts is to reduce or eliminate, and efficiently manage, the economic impact of currency exchange rate movements on our operating results as effectively as possible. In addition to these foreign exchange contracts, certain of our customer contracts contain provisions that require our customers to assume the foreign currency risk related to the applicable transactions. As a result of significant fluctuations in foreign currency rates relative to the U.S. dollar in the second half of 2008, we have experienced an increasing number of customers requesting assistance with addressing these currency issues. We expect this trend to continue into the future periods, and while we were not significantly affected by this trend in the past, it may affect our future cash flows negatively should exchange rates move unfavorably in relation to the U.S. dollar, particularly in Brazil, Mexico and India. We do not enter into derivative instrument transactions for trading or speculative purposes.

We monitor our exposure to foreign currency fluctuations on a monthly basis. We enter into multiple forward contracts throughout a given month to match and mitigate our changing exposure to foreign currency fluctuations. Our exposure to foreign currency fluctuations is principally due to receivables generated from sales denominated in foreign currencies. Our exposure fluctuates as we generate new sales in foreign currencies and as existing receivables related to sales in foreign currencies are collected. Our foreign currency forward contracts generally will have terms of one month or less and are typically structured to expire on the last fiscal day of any given month. To the extent necessary to continue to mitigate our risk, on the last fiscal day of any given month we enter into new foreign currency forward contracts. As of December 31, 2008, we had seven foreign currency contracts outstanding, as follows (grouped by the underlying foreign currency):

				Fair
	Contract Amount		Contract	Value
	(Local Currency)		Amount	(US$)
Euros ("EUR") (contracts to pay EUR/receive US$)	(EUR)	37,000,000	$52,244,000	$-
Indian rupees ("INR") (contracts to pay INR/receive US$)	(INR)	224,400,000	$4,631,579	$-
British pound ("GBP") (contracts to pay GBP/receive US$)	(GBP)	1,700,000	$2,484,550	$-
Brazilian reais ("BRL") (contracts to pay BRL/receive US$)	(BRL)	4,000,000	$1,714,531	$-
Canadian dollars ("CAD") (contracts to pay CAD/receive US$)	(CAD)	1,400,000	$1,155,560	$-
Australian dollars ("AUD") (contracts to pay AUD/receive US$)	(AUD)	300,000	$206,400	$-

We entered into these contracts during the last days of our fiscal year and as such, the fair value of these contracts individually and in the aggregate was not significant as of December 31, 2008. For the years ending December 31, 2008, 2007, and 2006, our net gain (loss) from foreign currency forward contracts was $1.3 million, ($4.5) million, and ($3.9) million, respectively, which was generally offset by the remeasurement gain or loss on the underlying receivables. Please refer to Note 1 and Note 6 to our accompanying Consolidated Financial Statements for additional information relating to our derivatives and hedging activities.

As discussed above, beginning in February 2008 and continuing through December 31, 2008, we witnessed failed auctions in our ARS portfolio, resulting in our inability to sell these securities and the subsequent reclassification into long-term investments. Additionally during the year we liquidated our remaining short-term investment portfolio and invested the proceeds into U.S. Treasury backed money market securities as a means of protecting principal in the current economic environment. The amount invested in these securities at December 31, 2008 was $188.1 million. Please refer to Note 4 to our accompanying Consolidated Financial Statements for additional information on our investments, the section above "Liquidity and Capital Resources" for a detailed discussion related to the risks associated with these investments, particularly those of auction rate securities, and the risk factor entitled "We are exposed to the credit and liquidity risk related to certain of our investments, which if the current liquidity issues in the market continue, could result in material losses" for detailed discussion related to the current liquidity issues related to our investments in auction rate securities.

We have invested in privately held companies, some of which are in startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. These investments are primarily carried at cost and periodically evaluated for impairment. Based on the limited information available, we believe that the fair value of these investments is equal to or exceeds the carrying value as of December 31, 2008. Quoted market prices for our investments in privately held companies are not available. No impairment charges were recognized with respect to these investments during the years ended December 31, 2008, 2007 or 2006.

With respect to trade receivables, we sell network signaling and communications software solutions worldwide primarily to telephone operating companies, equipment manufacturers and corporations that use our systems to design, install, maintain, test and operate communications equipment and networks. Credit is extended based on an evaluation of each customer's financial condition, and generally collateral is not required. Generally, payment terms stipulate payment within 90 to 120 days of shipment or other milestone events (such as installation or customer acceptance) and currently, we do not engage in leasing or other customer financing arrangements. Many of our international sales are secured with export accounts receivable insurance or letters of credit.

Recently we have experienced an increasing number of our customers requesting longer payment terms, lease or vendor financing arrangements, and/or longer terms for the letters of credit securing purchases of our products and services. To the extent that we decline such requests, our orders could be negatively impacted. To the extent we agree to such requests, our order to revenue conversion cycle may lengthen, our cash flows may be deferred, and/or our credit risk associated with these transactions may increase. Although we have processes in place to monitor and mitigate credit risk, there can be no assurance that such programs will be effective in managing such risk.

Our exposure to credit risk may increase as a result of the current global economic crisis, which may adversely affect service providers as the end user demand for their services falls and/or they are experiencing difficulties in obtaining financing. We believe that the geographical diversification of our customers and the diversification within their customer bases, coupled with our strong financial position, afford some protection in the current environment; however we continue to closely monitor our credit exposures and seek additional ways to mitigate this exposure. Credit losses for customers we deem to pose substantial collection risks have been provided for in the financial statements. Historically, credit losses have been within management's expectations. Future losses, if incurred, could harm our business and have a material adverse effect on our financial position, results of operations or cash flows.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of December 31, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of December 31, 2008, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2009 and 2017. Rent expense under operating leases for 2008, 2007, and 2006 was $7.7 million, $6.7 million, and $7.3 million, respectively. Future minimum lease payments under our operating leases as of December 31, 2008 are detailed previously in "Liquidity and Capital Resources" in the section entitled "Contractual Obligations."

Seasonality

Our first quarter orders have historically been lower than the orders in the immediately preceding fourth quarter because (i) many of our customers utilize a significant portion of their capital budgets at the end of their fiscal year, (ii) the majority of our customers begin a new fiscal year on January 1, and (iii) capital expenditures tend to be lower in an organization's first quarter than in its fourth quarter. We anticipate that this seasonality will continue. The seasonality between the fourth quarter and the first quarter may be impacted by a variety of factors, including changes in the global economy and other factors. Please refer to the section entitled "Risk Factors" in Item 1A of this Annual Report.

Critical Accounting Policies and Estimates

Our accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The application of GAAP requires us to make certain estimates, judgments and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that these estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent that there are material differences between these estimates and actual results, our financial statements will be affected.

The accounting policies that utilize our more significant estimates and require our most difficult, subjective and complex judgments, and which we believe are the most critical in understanding and evaluating our reported financial condition and results of operations include the following:

  Revenue recognition
  Investments
  Provision for doubtful accounts
  Provision for inventory obsolescence
  Intangible assets and goodwill
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

As the software component of all of our product offerings is generally deemed to be more than incidental to the products being provided, we recognize revenue in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" as amended by SOP 98-9, "Software Revenue Recognition with Respect to Certain Arrangements" (collectively "SOP 97- 2").

In applying existing revenue recognition guidance and especially the revenue recognition guidance of SOP 97-2, we exercise judgment and use estimates in connection with the determination of the amount of product, warranty and professional and other services revenues to be recognized in each accounting period. In addition to estimating the timing and amount of revenue to recognize, we must evaluate whether the estimated costs required to provide any undelivered elements exceed the expected revenue allocated to those elements. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon the estimated cost of the remaining equipment to be delivered and an average fully burdened daily rate applicable to the consulting personnel delivering the services.

The complexity of current revenue guidance, in particular SOP 97-2, and the related estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of current revenue recognition guidance, affect the amounts of revenue and related expenses reported in our accompanying Consolidated Financial Statements. The following is a summary of the key areas where we exercise judgment and use estimates in connection with the determination of the amount of revenue to be recognized in each accounting period:

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

In addition to evaluating the fair value of each element of an arrangement, we consider whether the elements can be separated for revenue recognition purposes under SOP 97-2. In making this determination, we consider the nature of services (i.e., consideration of whether the services are essential to the functionality of the product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the collectability of the product fee.

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

Warranty/Maintenance Revenue

Our arrangements typically provide for standard warranty coverage at no additional charge to our customer. We allocate a portion of the arrangement fee to the standard warranty based on the VSOE of its fair value. The related revenue is deferred and recognized ratably over the term of the Standard Warranty based on the number of days of warranty coverage during each period. Our customers can extend their warranty coverage outside the term of the Standard Warranty through our extended warranty programs. Renewal rates for extended warranties are typically established based upon a specified percentage of net product fees as set forth in the arrangement.

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

Investments

As of December 31, 2008 we held $209.4 million of cash and cash equivalents (consisting primarily of money market funds invested in U.S. Treasuries), $87.2 million of auction rate securities ("ARS") at fair value, a UBS Put related to the ARS portfolio valued at $18.7 million, and $22.3 million of investments in privately-held companies. In addition to these investments, we have historically invested our excess cash in various other instruments, including certificates of deposits, variable rate demand notes, corporate bonds, among other instruments.

Beginning in February 2008 and continuing through December 31, 2008, we witnessed failed auctions in our ARS portfolio, resulting in our inability to sell these securities. Consequently, as set forth in the trust indentures, the coupon rate resets to a contractual rate which may not equal the current market rate. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer. All of our ARS, with the exception of one issuance with an estimated fair value of $1.1 million, are AAA, AA or A rated by one or more of the major credit rating agencies. These instruments have maturities ranging from thirteen to thirty-three years. All of these securities are collateralized by student loans. At December 31, 2008, on a weighted average basis, approximately 92% of the underlying student loan collateral was issued under the Federal Family Education Loan Program ("FFELP"). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government. The estimated fair value of our ARS portfolio was $87.2 million as of December 31, 2008, representing a $20.7 million decline below its cost basis.

On October 31, 2008, we accepted an offer from UBS for auction rate securities rights related to our ARS portfolio. Under the terms of this offer, UBS has the right, at its discretion, to purchase these securities from us at par value which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time until July 2, 2012, and we have the right, at our discretion, to require UBS to purchase the securities at par value plus accrued interest at any time between June 30, 2010 and July 2, 2012. In the fourth quarter of 2008, we recognized the UBS Put as an asset measured at fair value in our Consolidated Balance Sheet, and recorded the resulting gain in the amount of $18.7 million in current period earnings.

Prior to the acceptance of the UBS Put, our ARS portfolio was classified as available-for-sale securities and was accounted for at fair value with any decline in value being reflected in accumulated comprehensive income, a component of shareholders equity. Because the UBS Put is expected to allow us to sell our ARS securities at par within a relatively short time horizon (approximately eighteen months to three and a half years) and provides UBS with the ability to require us to sell the securities to them at any time between acceptance of the UBS Put through July 2012, we no longer anticipate holding these investments to the earlier of maturity or redemption by the issuer. Specifically, we intend to exercise the UBS Put and require UBS to repurchase our ARS at par at the earliest possible time, June 2010. Due to these changing and unforeseen circumstances, we have reclassified our ARS from available-for-sale to trading in the fourth quarter of 2008 and have recognized a charge of $20.7 million calculated as the difference between the portfolio's cost and its fair value in our current period earnings as required under SFAS 115 "Accounting for Certain Investments in Debt and Equity" ("SFAS 115"). Future changes in fair value of the ARS instruments will be recorded in the corresponding period earnings (i.e., "marked to market").

In determining the fair value of our ARS and other investments we utilize the provisions of SFAS 157 "Fair Value Measurements" ("SFAS 157"). In determining the value of our ARS as of December 31, 2008 we utilized a discounted cash flow valuation model with the major inputs to such model based on our estimates of the assumptions that market participants would use in valuing these instruments. Specifically, we used the following key inputs to our valuation model:

  Term-we estimated a five-year expected life of the instruments, based on our expectations of the most likely time in which it would take for the instruments to be called by the issuer or liquidity to be restored to the market place.

  Discount Rate-we determined the discount rate based on estimated yields of similar publicly traded instruments (e.g., similar collateral, terms, credit quality, etc.)

  Liquidity Discount- given the recent instability in the financial markets and the low demand for auction rate securities, it is unclear as to when these securities will become liquid again. Without the auction process functioning again, it would be extremely difficult to estimate the expected holding period for these instruments. As a result, we included a 200 basis point premium to the discount rate to reflect the illiquidity of these bonds.

Based on these key inputs, we estimated the fair value of our ARS portfolio was $87.2 million as of December 31, 2008, representing a $20.7 million decline below their cost basis. Our ARS securities and the related put option were the only investments as of December 31, 2008 in which we utilized Level 3 valuation techniques under SFAS 157.

As discussed previously, on October 31, 2008, we accepted the UBS Put related to our auction rate securities portfolio. In the fourth quarter of 2008, we recognized the UBS Put as an asset measured at fair value in our Consolidated Balance Sheet, and recorded the resulting gain in the amount of $18.7 million in current period earnings. In determining the fair value of the UBS Put as of December 31, 2008, we assumed we would redeem the auction rate securities at par at the earliest possible time, June 30, 2010. Accordingly, we calculated the intrinsic value (i.e., the difference between the par value of the ARS portfolio and the current fair value of the ARS portfolio) of the UBS Put to be the $20.7 million noted above. We utilized a discounted cash flow model to using a time period of 1.5 years, representing the period from December 31, 2008 to the earliest date we can expect to be able to redeem the UBS Put (June 30, 2010) and a discount rate of 5.83%, which included a forward rate based on the credit default swap rate of UBS as of June 30, 2008 plus a liquidity premium of 2%.

In order to offset future changes in the ARS portfolio's fair value, we have elected fair value treatment for the UBS Put under SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). Upon electing fair value option, the difference between fair value and carrying value of the UBS Put, as well as any subsequent net changes to the estimated fair value, are recorded in the current period earnings. While we expect the changes in fair value for the ARS and the UBS Put to offset each other over time, we may incur net gains or losses in earnings in any given period. The UBS Put is the only instrument of its nature/type that we hold, and we believe that this election will not affect the accounting for our other financial instruments.

As a result of the reclassification of our ARS portfolio from available for sale to trading, along with the receipt of the UBS Put and the election of SFAS 159 related to this right, we recorded a net expense of $2.0 million in 2008. As of December 31, 2008 the aggregate fair value of these securities was $105.9 million. In order to determine the sensitivity of our analysis and because the value of the UBS Put is so closely linked to the valuation of the ARS portfolio, we modified the assumptions in our valuation of the ARS portfolio and reflected a corresponding change in the valuation of the UBS Put. Specifically, in order to understand the sensitivity of our valuation model related to our maturity and related discount rate assumptions (i.e., the discount rate varies based on the term assumption), we modified the term assumption of our ARS by 2 years, modeling both three- and seven-year maturities (holding the liquidity assumption constant). Based on these changes in assumptions, the net change in the estimated fair value of both the ARS portfolio and the UBS Put in aggregate ranged from $104.5 million to $107.9 million. Further, we modified the discount rate assumption (holding the five-year term constant), by increasing/decreasing the discount rate by 50 basis points. Based on this change in assumptions, the estimated fair value of both the ARS portfolio and the UBS Put in aggregate ranged from $105.6 million to $106.3 million. Please refer to Note 4 for further information about measurement and accounting for the above securities.

Realized gains and losses from sales of our investments are included in "Other income (expense), net" and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be "other-than-temporary." In determining whether a decline in fair value below the original cost is other-than-temporary, we use a systematic methodology that considers all available evidence, including the credit rating of the relevant trust, the parity score (a measure of the trust's ability to meet its obligations as they come due), general market conditions, and industry and sector performance, among other factors. We also consider the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment until recovery or, if necessary, to the instrument's maturity.

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

We also hold investments in equity instruments of privately held companies, some of which are at the start up or development stages. These investments are classified as long-term assets and are accounted for under the cost method since we do not have the ability to exercise significant influence over their operations. There are no market prices for these privately held entities. Based on the limited information available, we believe the fair value to be at or above our carrying value. As of December 31, 2008, our investments in privately held companies were $22.3 million as compared to $18.6 million at December 31, 2007. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. There have been no impairments of investments in privately held companies in 2008, 2007, or 2006.

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

Provision for Inventory Obsolescence

Our inventory balance was $23.7 million and $20.5 million as of December 31, 2008 and 2007, respectively. Inventory levels are based on projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories.

On an ongoing basis inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. Any adjustment to our inventory as a result of an estimated obsolescence or net realizable condition is reflected as a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Our provision for inventory obsolescence was approximately $6.6 million, $10.8 million, and $4.8 million for 2008, 2007, and 2006 respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross margins could be adversely affected. If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required. Our estimates could be influenced by a sudden decline in demand due to economic downturn, rapid product improvements, technological changes and changes in customer requirements.

Intangible Assets and Goodwill

We account for our acquired companies in accordance with SFAS No. 141 "Business Combinations" ("SFAS 141") and account for the related acquired intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as acquired technology, are amortized to expense over time, while IPR&D, if any, is recorded as an expense at the acquisition date.

The majority of the entities acquired by us do not have significant tangible assets and, as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to IPR&D, and potential impairment charges related to goodwill or intangibles. As of December 31, 2008, we had an aggregate of approximately $79.4 million reflected on the accompanying consolidated balance sheet related to goodwill and intangible assets. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Specifically, the amounts and useful lives assigned to identifiable intangible assets impact future amortization and the amounts assigned to IPR&D are expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

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

Impairment of Long-Lived Assets

We test goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. As of December 31, 2008, we have determined that we have one reporting unit. Goodwill is tested for impairment annually on October 1 in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds its "fair value." We estimate the fair value of the Reporting Unit using the market capitalization method. If we determine that goodwill may be impaired, we compare the "implied fair value" of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.

We evaluate all of our long-lived assets (primarily property and equipment and intangible assets other than goodwill) for impairment in accordance with the provisions of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long- lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset.

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

Product Warranty Costs

Our sales arrangements with our customers typically provide for approximately 12 months of warranty coverage (the "Standard Warranty") ending the sooner of one year from installation or 14 months after shipment. Our customers can extend their warranty coverage outside the term of the Standard Warranty through our extended warranty programs. As discussed above under the section entitled "Revenue Recognition," we account for our Standard Warranty and extended warranty offerings as separate elements of an arrangement, with the fair value of these elements recognized as revenue ratably over the service period. Accordingly, we expense all costs associated with these elements as incurred.

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

In 2008, we incurred $2.1 million of warranty charges, consisting of (i) a $2.8 million provision for a Class A warranty event related to our performance management and monitoring product line, and (ii) revisions of estimates relating to previous Class A warranty events resulting in a reduction in expense of approximately $0.7 million. In 2006, we incurred provisions related to Class A warranty events totaling approximately $1.8 million, consisting of: (i) revisions of estimates relating to previous Class A events of approximately $1.0 million; and (ii) provisions for Class A warranty events that arose in 2006 of approximately $0.8 million. We did not experience any event that would result in additional warranty provision in 2007. Our warranty reserve is based on our estimates of the associated material costs, technical support labor costs, and associated overhead. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Further, if we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Certain of our extended warranty agreements include provisions indemnifying customers against liabilities in the event we fail to perform to specific service level requirements. Arrangements that include these indemnification provisions typically provide for a limit on the amount of damages that we may be obligated to pay our customers. In addition to these indemnification provisions, our agreements typically include warranties that our products will substantially operate as described in the applicable product documentation and that the services we perform will be provided in a manner consistent with industry standards. We do not believe that these warranty or indemnity obligations represent a separate element in the arrangement because fulfillment of these obligations is consistent with our obligations under our standard warranty. To date, we have not incurred any material costs associated with these warranties.

Stock-Based Compensation

Stock-based compensation expense related to continuing operations recognized under Statement of Financial Accounting Standards No 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") for the years ended December 31, 2008, 2007 and 2006 was approximately $13.3 million, $15.7 million and $20.6 million, respectively.

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

We estimate the fair value of employee share-based awards using the Black-Scholes valuation model. The fair value of share-based payment awards is affected by our stock price on the date of the grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options, or expected term of the award. We estimate the expected volatility giving consideration to the expected life of the award, our current expected growth rate, implied volatility of our publicly traded stock options and the historical volatility of the price of our common stock. We use the simplified method of estimating the expected life as prescribed by SAB 107 and allowed by SAB 110, by taking the average between time to vesting and the contract life of the award. Please refer to Note 13 to our accompanying Consolidated Financial Statements for additional information regarding the assumptions used in determining fair value of the stock-based awards and the stock-based compensation expense.

To the extent that we change the terms of our employee stock-based compensation program and refine different assumptions in future periods, our stock-based compensation expense that we record in future periods may differ significantly from what we have recorded during prior reporting periods.

Contingent Liabilities

We have a number of unresolved regulatory, legal and tax matters, as discussed further in Note 7, Note 8 and Note 12 to our accompanying Consolidated Financial Statements.  We provide for contingent liabilities in accordance with SFAS No. 5 "Accounting for Contingencies" ("SFAS 5"). In accordance with SFAS 5, a loss contingency is charged to income when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred. In cases where our insurance carrier has agreed to reimburse us for legal costs, including any accrued losses, we record a receivable in our accompanying Consolidated Financial Statements for any such amounts, which are included in prepaid expenses and other current assets.

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

During 2008, 2007, and 2006, we incurred restructuring costs of $1.1 million, $6.6 million, and $2.9 million, respectively, as described further in Note 3 to the accompanying Consolidated Financial Statements (collectively, the "Restructurings"). Inherent in the estimation of the costs related to the Restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the Restructurings, we had to make significant estimates related to the expenses associated with the Restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management's most current estimates.

Income Taxes

We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax liabilities can involve complex issues and may require an extended period to resolve. We have considered future taxable income in assessing the need for a valuation allowance on our remaining deferred tax assets. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We assess the likelihood of the ultimate determination of various contingent tax liabilities that arise in different tax jurisdictions. These tax matters can be complex in nature and uncertain as to the ultimate outcome. We establish reserves for uncertain tax positions when we believe an unfavorable outcome is likely to occur and the liability can be reasonably estimated. Although we believe these positions are fully supportable, we consider the likelihood of potential challenges and sustainability of such challenges upon examination. Changes in our reserves for uncertain tax positions have occurred and are likely to continue to occur as our assessments change based on current facts and circumstances such as further developments and progress of tax examinations in various jurisdictions.

Primarily as a result of the disposition of SSG, a significant number of employee stock options expired unexercised during 2007, resulting in a reduction in our "pool of windfall tax benefits" to zero under SFAS 123R. SFAS 123R permits shortfalls from the exercise of stock options or the vesting of restricted stock units (i.e., when the intrinsic value of the equity compensation upon exercise, expiration or vesting is less than the cumulative book expense recorded for the option) to be recorded as a decrease (i.e. debit) to additional paid-in capital as long as the balance of windfall tax benefits is positive. Once this balance has been exhausted any shortfalls realized thereafter must be recorded as an increase in income tax expense in the period the shortfall occurred. As mentioned above, during the fourth quarter of 2007, our balance of windfall tax benefits was reduced to zero and, as a result, we recorded a charge to income tax expense of approximately $3.4 million and $0.6 million in 2008 and 2007, respectively. In future periods, our effective tax rate and its volatility may increase as a result of the exhaustion of the pool of windfall tax benefits and the possibility that additional shortfalls may be realized from continuing employee equity compensation activity to the extent additional windfalls are not generated.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). Upon the adoption of FIN 48, we recorded a $3.0 million adjustment to the balance of retained earnings as of January 1, 2007. As of December 31, 2008 and 2007, the total amount of unrecognized income tax benefits was $8.8 million and $15.9 million (including interest and penalties), respectively. A change in estimate relating to any of these unrecognized tax benefits could have a material impact on our effective tax rate.

Recent Accounting Pronouncements

Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued Staff Position No. FAS 142-3 "Determination of the Useful Life of Intangible Assets" (the "FSP"). The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which means we will adopt the FSP in our fiscal year 2009. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R (revised 2007) "Business Combinations" and other accounting principles generally accepted in the United States. We do not expect adoption of the FSP to have a material effect on our consolidated financial position, results of operations or cash flows.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Certain information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be held on May 15, 2009, entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the SEC. Our Proxy Statement will be filed within 120 days after the date of our fiscal year-end which was December 31, 2008.

Tekelec has adopted a Code of Business Conduct and Ethics (the "Code of Conduct") for employees, officers and directors. This Code sets forth certain fundamental principals and key policies and procedures that govern the conduct of the individuals subject to the Code.

The Tekelec Code of Business Conduct and Ethics is publicly available on our website at the following URL: http://www.tekelec.com/about/gov_code.asp and is also included in this Annual Report on Form 10-K as Exhibit 14.1 hereto. Tekelec is required to publicly disclose certain types of amendments to and waivers of the Code of Conduct that apply to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. In the event of any such amendment or waiver, Tekelec intends to satisfy the disclosure requirements by posting the information on our website at the following URL: http://www.tekelec.com/about/gov_code.asp.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be held on May 15, 2009, entitled "Compensation Discussion and Analysis," "Executive Compensation and Other Information," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report," to be filed with the SEC within 120 days after the date of our fiscal year-end which was December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the section of our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be held on May 15, 2009, entitled "Common Stock Ownership of Principal Shareholders and Management," to be filed with the SEC.

The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the section of our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be held on May 15, 2009, entitled "Equity Compensation Plan Information," to be filed with the SEC within 120 days after the date of our fiscal year-end which was December 31, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the section of our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be held on May 15, 2009, entitled "Information Regarding our Board of Directors and its Committees," to be filed with the SEC within 120 days after the date of our fiscal year-end which was December 31, 2008.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section of our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be held on May 15, 2009, entitled "Principal Accountant Fees and Services," to be filed with the SEC within 120 days after the date of our fiscal year-end which was December 31, 2008.

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

(3) List of Exhibits

Number		Exhibit

2	.1*

Stock Purchase Agreement dated as of December 15, 2008, by and among the Registrant, Tekelec International, SPRL, mBalance Holding B.V., J.M. van Ouwerkerk, E.J.L. Nooren, MVO Consulting B.V., Nooren Consulting B.V. and WD-IT Holding B.V. (certain schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish a copy of any such schedule supplementally to the Commission upon request)(1)

3.1		Amended and Restated Articles of Incorporation(2)

3.2		Amended and Restated Bylaws, as amended(3)

10.1		Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers(4)(5)

10.2		Amended and Restated 1994 Stock Option Plan, including form of stock option agreement(5), as amended by Amendment No. 1 thereto dated May 8, 2003(5)(7)

10.3

Lease Agreement dated as of November 6, 1998 between the Registrant and Weeks Realty, L.P., covering certain of the Registrant's facilities in Morrisville, North Carolina(8), as amended by First Amendment thereto dated May 27, 1999, Second Amendment thereto dated October 1, 1999, Third Amendment thereto dated November 30, 1999, and Fourth Amendment thereto dated July 19, 2000(9)

10.4		Lease Agreement dated as of July 19, 2000 between the Registrant and Duke Construction Limited Partnership covering certain of the Registrant's facilities in Morrisville, North Carolina(9)

10.5	Amended and Restated Non-Employee Director Stock Option Plan, including form of stock option agreement(5)(10)

10.6	Amended and Restated 2003 Equity Incentive Plan(5)(11)

10.7

Credit Agreement dated December 15, 2004 between the Registrant and Wells Fargo Bank, National Association(12), as amended by First Amendment thereto dated December 15, 2005(13), letter agreement dated March 15, 2006(13), letter agreement dated May 25, 2006(13), Second Amendment thereto dated December 15, 2006(14), Third Amendment thereto dated December 15, 2007(15), Revolving Line of Credit Note dated as of December 15, 2007 made by the Registrant in favor of the Bank(16), and Fourth Amendment to Credit Agreement dated as of December 11, 2008(1)

10.8

Credit Agreement dated as of October 2, 2008, by and among the Registrant, Tekelec International, SPRL, the lenders from time to time parties thereto, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender, Issuing Lender and Lender(17)

10.9

First Amendment to Credit Agreement dated as of December 10, 2008, by and among the Registrant, Tekelec International, SPRL, the lenders from time to time parties thereto, and Wachovia Bank, National Association(1)

10.10

Employment Offer Letter Agreement dated April 7, 2005 between the Registrant and William Everett, together with employment offer letter agreement effective as of October 14, 2004 between the Registrant and Mr. Everett(5)(18)

10.11	Amended and Restated 2005 Employee Stock Purchase Plan(5)(19)

10.12	Summary of Compensation for the Non-Employee Members of the Registrant's Board of Directors and its Committees(1)(5)

10.13	Employment Offer Letter Agreement effective January 18, 2006 between the Registrant and Franco Plastina(5)(20)

10.14

Employment Separation Agreement effective as of October 26, 2005 between the Registrant and Frederick M. Lax(21), as amended by Amendment to Separation Agreement effective as of March 31, 2006 between the Registrant and Frederick M. Lax(5)(22)

10.15	Tekelec Amended and Restated 2004 Equity Incentive Plan for New Employees, including forms of stock option, share appreciation right and restricted stock unit agreements(5)(23)

10.16	Severance Agreement effective April 21, 2007 between the Registrant and Jay F. Whitehurst(5)(24)

10.17	Employment Agreement effective March 21, 2007 between the Registrant and Stuart H. Kupinsky(5)(24)

10.18

Acquisition Agreement dated as of March 20, 2007 between the Registrant and GENBAND Inc., including Amendment No. 1 thereto dated as of April 21, 2007, as amended by Amendment No. 1, dated as of March 20, 2007(25)

10.19	Summary of 2008 Compensation Arrangements for Named Executive Officers of the Registrant, effective January 1, 2008(5)(26)

10.20	Tekelec Amended and Restated 2008 Executive Officer Bonus Plan(5)(27)

10.21	2007 Executive Officer Severance Plan(5)(28)

10.22	Restricted Stock Unit Award Agreement dated May 7, 2007 between the Registrant and Franco Plastina(5)(29)

10.23	Employment Agreement effective May 21, 2007 between the Registrant and Marykay Wells(5)(29)

10.24	Employment Separation Agreement effective September 1, 2007 between the Registrant and Richard E. Mace(5)(30)

10.25	Employment Separation Agreement effective January 18, 2008 between the Registrant and Eric Gehl(5)(16)

10.26	Managing Director Agreement dated August 22, 2008 between Tekelec Germany GmbH and Wolrad Claudy (5)

14.1	Code of Business Conduct for Employees, Officers and Directors(1)

21.1	Subsidiaries of the Registrant(1)

23.1	Consent of PricewaterhouseCoopers LLP(1)

31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

________________________
*

Certain portions of this exhibit have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Filed herewith.

(2)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1998.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated August 15, 2008, as filed with the Commission on August 20, 2008.

(4)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2005.

(5)	Constitutes a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(6)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2002.

(7)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2003.

(8)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1998.

(9)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2000.

(10)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2004.

(11)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated May 16, 2008, as filed with the Commission on May 22, 2008.

(12)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2004.

(13)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2005.

(14)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated December 15, 2006, as filed with the Commission on December 21, 2006.

(15)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated December 26, 2007, as filed with the Commission on January 2, 2008.

(16)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2007.

(17)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated October 2, 2008, as filed with the Commission on October 8, 2008.

(18)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated April 7, 2005, as filed with the Commission on April 13, 2005.

(19)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated June 21, 2006, as filed with the Commission on June 26, 2006.

(20)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated January 18, 2006, as filed with the Commission on January 24, 2006.

(21)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated October 26, 2005, as filed with the Commission on October 27, 2005.

(22)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 2006.

(23)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration Statement No. 333-108821) filed with the Commission on August 18, 2006.

(24)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 2007.

(25)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated April 21, 2007, as filed with the Commission on April 26, 2007.

(26)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 2008.

(27)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2008.

(28)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated May 18, 2007, as filed with the Commission on May 24, 2007.

(29)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2007.

(30)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 2007.

      (b) Exhibits

See the list of Exhibits under Item 15(a)(3) of this Annual Report on Form 10-K.

      (c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKELEC

Dated: February 26, 2009	By:	/s/ FRANCO PLASTINA

Franco Plastina
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK A. FLOYD Mark A. Floyd	Chairman of the Board and Director	February 26, 2009

/s/ FRANCO PLASTINA Franco Plastina	President and Chief Executive Officer and Director	February 26, 2009

/s/ ROBERT V. ADAMS Robert V. Adams	Director	February 26, 2009

/s/ RONALD W. BUCKLY Ronald W. Buckly	Director	February 26, 2009

/s/ MARTIN A. KAPLAN Martin A. Kaplan	Director	February 26, 2009

/s/ DAVID R. LAUBE David R. Laube	Director	February 26, 2009

/s/ CAROL G. MILLS Carol G. Mills	Director	February 26, 2009

/s/ KRISH PRABHU Krish Prabhu	Director	February 26, 2009

/s/ MICHAEL P. RESSNER Michael P. Ressner	Director	February 26, 2009

/s/ WILLIAM H. EVERETT William H. Everett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2009

/s/ GREGORY S. RUSH Gregory S. Rush	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tekelec:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Tekelec and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 26, 2009

TEKELEC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(Thousands, except per share data)
Revenues	$460,564	$431,800	$443,346

Costs of sales:
Cost of goods sold	154,260	176,323	174,432
Amortization of purchased technology	2,507	2,354	2,349
Total cost of sales	156,767	178,677	176,781
Gross profit	303,797	253,123	266,565

Operating expenses:
Research and development	100,613	92,223	78,450
Sales and marketing	74,678	72,559	75,964
General and administrative	56,239	55,121	67,473
Acquired in-process research and development	5,690	419	2,100
Restructuring and other	1,134	6,625	2,853
Amortization of intangible assets	438	249	1,516
Total operating expenses	238,792	227,196	228,356
Income from operations	65,005	25,927	38,209

Other income (expense), net:
Interest income	9,047	17,446	10,936
Interest expense	(1,986)	(3,591)	(3,813)
Gain (loss) on sale of investments	(2)	224	1,794
Gain on warrants in privately held company	-	-	1,275
Gain on recognition of UBS Put at fair value	18,738	-	-
Unrealized loss on trading securities	(20,702)	-	-
Other, net	(3,490)	(4,034)	24
Total other income, net	1,605	10,045	10,216
Income from continuing operations before provision for income taxes	66,610	35,972	48,425
Provision for income taxes	18,040	9,081	13,559
Income from continuing operations	48,570	26,891	34,866
Income (loss) from discontinued operations, net of taxes	6,469	(62,227)	51,190
Net income (loss)	$55,039	$(35,336)	$86,056

Earnings per share from continuing operations:
Basic	$0.73	$0.39	$0.52
Diluted	0.71	0.38	0.50

Earnings (loss) per share from discontinued operations:
Basic	$0.10	$(0.89)	$0.76
Diluted	0.09	(0.81)	0.68

Earnings (loss) per share:
Basic	$0.83	$(0.51)	$1.28
Diluted	0.80	(0.43)	1.18

Weighted average number of shares outstanding:
Basic	66,307	69,531	67,340
Diluted	69,859	76,796	74,922

See notes to consolidated financial statements.

TEKELEC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2008	2007	2006
	(Thousands)
Net income (loss)	$55,039	$(35,336)	$86,056
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,178)	1,984	319
Realized loss (gain) on available-for-sale securities, net of taxes,
previously recognized in other comprehensive income	(2)	47	-
Unrealized gain on available-for-sale securities, net of taxes	11	117	819
Comprehensive income (loss)	$53,870	$(33,188)	$87,194

See notes to consolidated financial statements.

TEKELEC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$209,441	$105,550
Short-term investments, at fair value	-	313,922
Total cash, cash equivalents and short-term investments	209,441	419,472
Accounts receivable, net	171,630	147,092
Inventories	23,704	20,543
Income taxes receivable	-	28,361
Deferred income taxes	44,253	18,793
Deferred costs and prepaid commissions	56,588	57,203
Prepaid expenses and other current assets	11,061	14,726
Total current assets	516,677	706,190
Long-term trading securities, at fair value	87,198	-
Put right, at fair value	18,738	-
Property and equipment, net	34,904	32,510
Investments in privately-held companies	22,297	18,553
Deferred income taxes, net	71,287	83,418
Other assets	1,415	1,320
Goodwill	41,741	22,951
Intangible assets, net	37,703	16,948
Total assets	$831,960	$881,890

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$25,308	$45,388
Accrued expenses	30,723	21,259
Accrued compensation and related expenses	40,953	40,234
Convertible debt	-	125,000
Current portion of deferred revenues	201,838	166,274
Income taxes payable	7,300	-
Liabilities of discontinued operations	184	5,767
Total current liabilities	306,306	403,922

Deferred income taxes	7,071	1,295
Long-term portion of deferred revenues	7,591	8,917
Other long-term liabilities	6,146	6,569
Total liabilities	327,114	420,703

Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock, without par value, 200,000,000 shares authorized; 66,139,690
and 67,479,916 shares issued and outstanding, respectively	309,550	319,761
Retained earnings	194,418	139,379
Accumulated other comprehensive income	878	2,047
Total shareholders' equity	504,846	461,187
Total liabilities and shareholders' equity	$831,960	$881,890

See notes to consolidated financial statements.

TEKELEC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$55,039	$(35,336)	$86,056
Loss (income) from discontinued operations	(6,469)	62,227	(51,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on investments	2	(224)	(3,069)
Gain on recognition of UBS rights at fair value	(18,738)	-	-
Unrealized loss on trading securities	20,702	-	-
Provision for doubtful accounts and returns	1,339	1,335	3,524
Inventory write downs	6,588	10,841	4,799
Loss on disposal of fixed assets	648	984	-
Depreciation	17,426	15,485	12,312
Amortization of intangibles	2,945	2,603	3,868
Amortization of deferred financing costs and other	939	1,656	3,789
Acquired in-process research and development	5,690	419	2,100
Deferred income taxes	(12,276)	(176)	(3,179)
Stock-based compensation, net of forfeitures	13,298	15,682	20,567
Excess tax benefits from stock-based compensation	(1,563)	(3,914)	(1,991)
Changes in operating assets and liabilities (net of dispositions and acquisitions):
Accounts receivable	(22,718)	(16,946)	(36,745)
Inventories	(8,911)	(4,465)	(5,993)
Deferred costs	(859)	(2,093)	8,334
Prepaid expenses and other assets	1,604	4,377	(7,962)
Accounts payable	(17,310)	3,725	9,040
Accrued expenses	3,045	(6,713)	4,554
Accrued compensation and related expenses	(2,201)	5,318	2,247
Deferred revenues	34,261	(19,439)	7,404
Income taxes payable / receivable	33,474	17,149	(13,061)
Net cash provided by operating activities - continuing operations	105,955	52,495	45,404
Net cash used in operating activities - discontinued operations	(2,680)	(18,443)	(34,072)
Net cash provided by operating activities	103,275	34,052	11,332

Cash flows from investing activities:
Proceeds from sales and maturities of investments	790,635	703,949	861,490
Purchases of investments	(584,524)	(638,822)	(1,063,652)
Purchase of acquired business, net of cash acquired	(35,766)	-	-
Payments related to acquired in-process research and development	(2,690)	(2,519)	-
Purchases of property and equipment	(19,686)	(20,234)	(24,601)
Other non-operating assets	-	128	1,319
Net cash provided by investing activities - continuing operations	147,969	42,502	(225,444)
Net cash provided by (used in) investing activities - discontinued operations	-	(3,241)	188,483
Net cash provided by (used in) investing activities	147,969	39,261	(36,961)

TEKELEC
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	For the Years Ended December 31,
	2008	2007	2006
	(Thousands)
Cash flows from financing activities:
Repayment of convertible debt and payments on notes payable	(125,000)	-	(96)
Repurchase of common stock	(33,779)	(50,122)	-
Proceeds from issuance of common stock	11,922	30,686	17,481
Excess tax benefits from stock-based compensation	1,563	3,914	1,991
Cash paid to settle stock options	-	-	(255)
Net cash provided by (used in) financing activities, continuing operations	(145,294)	(15,522)	19,121

Effect of exchange rate changes on cash	(2,059)	2,308	(110)
Net increase (decrease) in cash and cash equivalents	103,891	60,099	(6,618)
Cash and cash equivalents at beginning of the year	105,550	45,451	52,069
Cash and cash equivalents at end of the year	209,441	105,550	45,451
Cash and cash equivalents of discontinued operations at end of year	-	-	122
Cash and cash equivalents of continuing operations at end of year	$209,441	$105,550	$45,329

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,406	$2,813	$2,813
Income taxes	16,315	4,062	9,399

See notes to consolidated financial statements.

TEKELEC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Deferred		Accumulated Other	Total
	Number		Stock-Based	Retained	Comprehensive	Shareholders'
	of shares	Amount	Compensation	Earnings	Income (Loss)	Equity
	(Thousands)
Balance, December 31, 2005	66,838	$274,413	$(5,680)	$85,666	$(1,239)	$353,160
Adjustment to deferred compensation
upon adoptions of SFAS 123R	-	(5,680)	5,680	-	-	-
Exercise of stock options and issuance of shares
under employee stock purchase plan	1,877	17,481	-	-	-	17,481
Issuance of common stock upon vesting of
restricted stock units	56	-	-	-	-	-
Common stock withheld upon vesting of restricted
stock units for payroll taxes	(12)	(144)	-	-	-	(144)
Stock-based compensation expense	-	35,706	-	-	-	35,706
Cash paid to settle stock options	-	(255)	-	-	-	(255)
Stock option tax benefits	-	1,596	-	-	-	1,596
Retirement of VocalData Escrow Shares	(30)	(497)	-	-	-	(497)
Net unrealized gain on available-for-sale
securities, net of tax benefit	-	-	-	-	819	819
Translation adjustment	-	-	-	-	319	319
Net income	-	-	-	86,056	-	86,056
Balance, December 31, 2006	68,729	322,620	-	171,722	(101)	494,241
Adjustment for adoption of FIN 48	-	-	-	2,993	-	2,993
Exercise of stock options and SARs and issuance
of shares under employee stock purchase plan	2,753	30,686	-	-	-	30,686
Issuance of common stock upon vesting of
restricted stock units	247	-	-	-	-	-
Common stock withheld upon vesting of restricted
stock units for payroll taxes and other cancellations	(121)	(1,141)	-	-	-	(1,141)
Stock-based compensation expense	-	18,321	-	-	-	18,321
Stock option tax benefits	-	(603)	-	-	-	(603)
Repurchase of common stock	(4,128)	(50,122)	-	-	-	(50,122)
Net unrealized gain on available-for-sale
securities, net of tax benefit	-	-	-	-	164	164
Translation adjustment	-	-	-	-	1,984	1,984
Net loss	-	-	-	(35,336)	-	(35,336)
Balance, December 31, 2007	67,480	319,761	-	139,379	2,047	461,187
Exercise of stock options and SARs and issuance
of shares under employee stock purchase plan	1,089	11,922	-	-	-	11,922
Issuance of common stock upon vesting of
restricted stock units	290	-	-	-	-	-
Common stock withheld upon vesting of restricted
stock units for payroll taxes and other cancellations	(104)	(1,652)	-	-	-	(1,652)
Stock-based compensation expense	-	13,298	-	-	-	13,298
Repurchase of common stock	(2,615)	(33,779)	-	-	-	(33,779)
Net unrealized gain on available-for-sale
securities, net of tax benefit	-	-	-	-	9	9
Translation adjustment	-	-	-	-	(1,178)	(1,178)
Net income	-	-	-	55,039	-	55,039
Balance, December 31, 2008	66,140	$309,550	$-	$194,418	$878	$504,846

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

We are a global provider of telecommunications network systems and software applications, which we design, develop, manufacture, market, sell and support. We offer signaling telecommunications products and services, network performance management technology, business intelligence and value-added applications. Our products and services are widely deployed in traditional and next-generation wireline and wireless networks worldwide. Our principal customers include mobile or "wireless" communications operators and traditional landline or "wireline" telecommunications operators. We derive our revenues primarily from the sale or license of telecommunications equipment and software applications and related professional services, such as installation, training, and customer support, including customer extended warranty service and customer post-warranty service contracts.

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

Foreign Currency Translation and Transactions

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation ("SFAS 52"), two of our international operations use the local currency as their functional currency while our remaining international operations use the U.S. dollar as their functional currency. For our international operations in which we consider the functional currency to be the local currency, the foreign currency is translated into our reporting currency, the U.S. dollar, using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from the translation of these foreign subsidiaries financial statements are reported in accumulated other comprehensive income (loss). The foreign currency translation adjustment is not adjusted for income taxes since it relates to our indefinite term investment in non-U.S. subsidiaries.

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

Fair Value Measurement

On January 1, 2008, we adopted the provisions of SFAS 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 was issued in September 2006 and is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standards Board ("FASB") released FSP No. FAS 157-2 which deferred the effective date of SFAS 157 for one year for nonfinancial assets and non-financial liabilities. It did not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and non-financial liabilities that are remeasured at least annually. Accordingly, as of January 1, 2008, we have applied the provisions of SFAS 157 only to financial assets and liabilities as discussed below. We have not applied the provisions of SFAS 157 to Goodwill, Intangible assets, or Restructuring obligations accounted for under SFAS 146. Our adoption of SFAS 157 did not result in our recording any cumulative effect adjustments to retained earnings.

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

As of December 31, 2008, financial assets and liabilities utilizing Level 1 inputs included cash equivalents and foreign currency forward contracts. Financial assets utilizing Level 3 inputs included long-term investments in auction rate securities collateralized by student loans and the associated UBS Put right. During the year ended December 31, 2008, there were no identified events or changes in circumstances that would require us to reduce the carrying value of our investments in privately-held companies.

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

SFAS 157 requires that the valuation techniques used by us are consistent with at least one of the three possible approaches: the market approach, income approach, and/or cost approach. Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. Our Level 3 valuations are based on the income approach, specifically discounted cash flow analyses which utilize significant inputs that are not observable in active markets. Please refer to Note 4 to our Consolidated Financial Statements for additional information regarding fair value measurements.

The fair values of our cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their respective carrying amounts. The fair value of our long-term investments was $87.2 million as of December 31, 2008, representing a $20.7 million decline below their cost basis. Quoted market prices for our investments in privately held companies are not available. Based on the limited information available to us, we believe that the fair value of these investments is equal to or exceeds the carrying value as of December 31, 2008. The fair value of our derivative financial instruments, principally foreign currency contracts utilized to offset foreign currency transaction gains and losses, was not significantly different from cost as of December 31, 2008, as we entered into these contracts on the last day of our fiscal year.

Fair Value Option

We adopted SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") on January 1, 2008. In the fourth quarter of 2008 we elected the fair value option for accounting for the UBS Put related to our ARS portfolio. The UBS Put is recorded at fair value and included in the caption "Put right, at fair value" in our Consolidated Balance Sheet. Changes in the fair value of UBS Put are included in "Other income (expense)" in our Consolidated Statement of Operations.

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

Investments

Marketable securities, other than our current auction rate securities ("ARS"), are classified as available-for-sale securities and are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders' equity, net of tax. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. To date, we have had no such other-than-temporary declines below cost basis. We utilize specific identification in computing realized gains and losses on the sale of investments. Investments in marketable securities with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is made available for current operations.

In the fourth quarter of 2008 we elected to reclassify our ARS portfolio from available-for-sale to trading securities. Accordingly, we recognized a $20.7 million loss for the difference between the fair value and carrying value of the portfolio in current period earnings. Future changes in the fair value of our ARS portfolio will be recognized in earnings. Please refer to Note 4 to these Consolidated Financial Statements for additional information regarding our investments.

We also invest in equity instruments of privately held companies. These investments are classified as long-term assets and are accounted for under the cost method since we do not have the ability to exercise significant influence over their operations. While we have determined that it is impractical to ascertain the fair value of our investments in privately held companies, we believe that the fair value of these investments is equal to or exceeds the carrying value as of December 31, 2008.

We monitor these investments for impairment and make appropriate reductions in carrying value if we determine that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies. At December 31, 2008, there have been no identified events or changes in circumstances noted that may have a significant adverse effect on the fair value of our equity instruments of privately held companies. There have been no impairments of investments in privately held companies in 2008, 2007 or 2006. Realized gains and losses on our investments are reported in other income and expense.

Concentrations of Credit Risk

Our cash and cash equivalents are maintained at several financial institutions. Our domestic cash deposits with these financial institutions often exceed the amount of insurance provided on such deposits by the Federal Deposit

Insurance Corporation, and the majority of our international cash deposits are not insured or guaranteed by any government or governmental agency. Generally, such deposits may be redeemed on demand and are maintained with large, multinational financial institutions with reputable credit. Historically, we have not experienced any losses due to such concentration of credit risk.

Financial instruments that potentially subject us to a concentration of credit risk consist principally of long-term investments, trade accounts receivable and financial instruments used in foreign currency hedging activities. We primarily invest our excess cash in marketable securities and money market instruments as discussed more fully in Note 5. We are exposed to credit risks related to our long-term investments in the event of default or decrease in credit-worthiness of one of the issuers of the investments.

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

In 2008, sales to the Orange Group represented 10% of our revenues. In 2007, combined sales to the subsidiaries of Carso Global Telecom (Telefonos De Mexico and America Movil) represented 14% of our total revenues; sales to the merged AT&T entities represented 10% of our total revenues; and sales to the Orange Group represented 10% of our total revenues. In 2006, sales to the merged AT&T entities represented 16% of our total revenues, and sales to the subsidiaries of Carso Global Telecom represented 10% of our total revenues. No other customer accounted for more than 10% of our total revenues for any period presented. Because our customers are primarily in the telecommunications industry, our accounts receivable are concentrated within one industry and therefore are exposed to concentrations of credit risk within that industry.

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

SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful lives. Identifiable intangibles consist primarily of acquired technology and customer relationships. The acquired technology intangible assets are being amortized over a period of five to ten years using the greater of proportionate revenues or the straight-line method as prescribed by SFAS 86 "Research and Development Costs of Computer Software." Customer relationship intangible assets are being amortized over a period of five years based on the greater of customer attrition rates, currently estimated at approximately 10% per year of the remaining acquired customers, or the straight-line method.

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

Periodically, we review the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by SFAS 5, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred or an asset impaired and whether such loss is reasonably estimable. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the Consolidated Financial Statements. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Product Warranty Costs

Our sales arrangements with our customers typically provide for approximately 12 months of warranty coverage (the "Standard Warranty") ending the sooner of one year from installation or 14 months after shipment. Our customers can extend their warranty coverage outside the term of the Standard Warranty through our extended warranty programs. As discussed further below under revenue recognition, we account for our Standard Warranty and extended warranty offerings as separate elements of an arrangement, with the fair value of these elements recognized as revenue ratably over the service period. Accordingly, we expense all costs associated with these elements as incurred.

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

In 2008, we incurred $2.1 million of warranty charges, consisting of (i) a $2.8 million provision for Class A warranty event related to our performance management and monitoring product line, and (ii) revisions of estimates relating to previous Class A warranty events resulting in a reduction in expense of approximately $0.7 million. In 2006, we incurred additional provisions related to Class A warranty events totaling approximately $1.8 million, consisting of (i) revisions of estimates relating to previous Class A events of approximately $0.8 million, and (ii) provisions for Class A warranty events that arose in 2006 of approximately $1.0 million. Our warranty reserve is based on our estimates of the associated material costs, technical support labor costs, and associated overhead. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Further, if we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Certain of our extended warranty agreements include provisions indemnifying customers against liabilities in the event we fail to perform to specific service level requirements. Arrangements that include these indemnification provisions typically provide for a limit on the amount of damages that we may be obligated to pay our customers. In addition to these indemnification provisions, our agreements typically include warranties that our products will substantially operate as described in the applicable product documentation and that the services we perform will be provided in a manner consistent with industry standards. We do not believe that these warranty or indemnity obligations represent a separate element in the arrangement because fulfillment of these obligations is consistent with our obligations under our standard warranty. To date, we have not incurred any material costs associated with these warranties.

An analysis of changes in the liability for product warranty costs is as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Balance at beginning of year	$1,665	$3,639	$3,727
Current year provision, net	2,082	-	1,831
Expenditures	(1,145)	(1,974)	(1,919)
Balance at end of year	$2,602	$1,665	$3,639

Derivative Instruments and Hedging Activities

We operate internationally and thus are exposed to potential adverse changes in currency exchange rates. We use derivative instruments (foreign exchange contracts) to reduce our exposure to foreign currency rate changes on receivables denominated in a foreign currency. The foreign exchange contracts require us to exchange currencies at rates agreed upon at the contract's inception. In addition to these foreign exchange contracts, certain of our customer contracts contain provisions that require our customers to assume the foreign currency risk related to the applicable transactions. The objective of these contracts is to reduce or eliminate, and efficiently manage, the economic impact of currency exchange rate movements on our operating results as effectively as possible. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the contracts.

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

In addition to evaluating the fair value of each element of an arrangement, we consider whether the elements can be separated for revenue recognition purposes under SOP 97-2. In making this determination, we consider the nature of services (i.e., consideration of whether the services are essential to the functionality of the product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the collectability of the product fee.

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

Warranty/Maintenance Revenue

Our arrangements typically provide for standard warranty coverage at no additional charge to our customer. We allocate a portion of the arrangement fee to the standard warranty based on the VSOE of its fair value. The related revenue is deferred and recognized ratably over the term of the standard warranty based on the number of days of warranty coverage during each period. Our customers can extend their warranty coverage outside the term of the standard warranty through our extended warranty programs. Renewal rates for extended warranties are typically established based upon a specified percentage of net product fees as set forth in the arrangement.

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

Advertising

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in sales and marketing expenses and amounted to approximately $0.7 million, $0.7 million and $1.8 million in 2008, 2007 and 2006, respectively.

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

Accounting for Uncertain Tax Positions

Effective January 1, 2007, we adopted the provisions of, and account for uncertain tax positions in accordance with, FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in a $3.0 million adjustment to the balance of retained earnings as of January 1, 2007. Our policy for the classification of interest and penalties related to income tax exposures was not impacted as a result of the adoption of FIN 48. We will continue to recognize interest and penalties as incurred as a component of the provision for income taxes in the consolidated statements of operations.

Presentation of Taxes Collected from Customers and Remitted to Governmental Authorities

We present taxes (e.g., sales tax) collected from customers and remitted to governmental authorities on a net basis (i.e., excluded from revenues).

Stock-Based Compensation

We account for Stock-Based Compensation under Statement of Financial Accounting Standards No 123 (revised 2004), "Share-Based Payment," ("SFAS 123R"). SFAS 123R requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The valuation provisions of SFAS 123R apply to new grants and grants modified after the adoption date that were outstanding as of the effective date. Compensation expense for grants outstanding as of the adoption date is recognized over the remaining service period based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123R also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption.

Stock-based compensation expense related to continuing operations recognized under SFAS 123R for the years ended December 31, 2008, 2007 and 2006 was approximately $13.3 million, $15.7 million and $20.6 million, respectively. See Note 13 to the Consolidated Financial Statements for additional information regarding the stock-based compensation expense.

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

Restructuring liabilities are included in accrued expenses and liabilities of discontinued operations and the related costs are reflected as operating expenses or included in the loss from discontinued operations, net of taxes, in the Consolidated Financial Statements.

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

As a result of the divestitures discussed in Note 2 to these accompanying Consolidated Financial Statements and other organizational changes made in 2007, our CODM reviews financial information presented on a consolidated basis only, accompanied by disaggregated information about product and service revenues. Therefore, we consider ourselves to be in a single reportable segment, specifically the development and sale of signaling telecommunications and related value-added applications and services. We will continue to provide enterprise wide disclosures as required by SFAS 131 in our interim unaudited condensed Consolidated Financial Statements and our annual Consolidated Financial Statements.

Recent Accounting Pronouncements

Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued Staff Position No. FAS 142-3 "Determination of the Useful Life of Intangible Assets" (the "FSP"). The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which means we will adopt the FSP in our fiscal year 2009. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles. We do not expect adoption of the FSP to have a material effect on our consolidated financial position, results of operations or cash flows.

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

Accounting for Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt SFAS 160 in our fiscal year 2009. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity in the Consolidated Financial Statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We do not expect the adoption of SFAS 160 to have a material effect on our consolidated financial position, results of operations or cash flows.

Note 2 — Recent Acquisitions and Dispositions

Acquisition of mBalance

On December 16, 2008, we expanded our solutions portfolio by acquiring mBalance Group B.V ("mBalance") whose software has historically been an important element of our mobile messaging product family. mBalance products and services include Message Routing, Message Security, Application Gateway, Active Message Store, and a 2G-3G Message Gateway. Under the terms of the acquisition agreement, we acquired 100% of mBalance's stock for (i) approximately $39.5 million in cash at closing, of which approximately $8.0 million was placed into escrow with a third party escrow agent for up to two years following the closing date for the satisfaction of any indemnification claims made by us under the share purchase agreement and (ii) a working capital adjustment of $3.6 million that will be paid in the first quarter of 2009. The purchase price is subject to a potential adjustment of up to an additional $19.7 million in cash consideration payable upon achieving certain messaging order targets over the two annual periods commencing on the closing date and ending on December 31, 2010. Payment of this additional consideration will result in an increase of goodwill recorded in connection with this acquisition. We believe this acquisition provides us with an opportunity to grow our solutions portfolio and market opportunity by moving into adjacent spaces that build on our core competencies.

The acquisition was accounted for using the purchase method of accounting under SFAS 141 "Business Combinations" with the mBalance assets acquired and liabilities assumed reflected at their estimated fair values. The fair values of the assets acquired and liabilities assumed were determined primarily using the income approach, which indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows for each asset considered multiple factors, including current revenue from existing customers; analysis of expected revenue and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets.

The acquisition resulted in the recognition of an estimated deferred tax liability of approximately $6.0 million related to accounting and tax basis differences in the acquired intangible assets. mBalance's operating results are included in our consolidated results from the date of acquisition of December 16, 2008. Pro forma information giving effect to this acquisition has not been presented because the pro forma information would not differ materially from our historical results.

The transaction resulted in recording intangible assets and goodwill at a fair value of $45.5 million as follows (in thousands):

Total consideration, including accrued working capital adjustment	$43,165
Direct transaction costs	1,569
Total fair value of consideration and direct transaction costs	44,734
Less: mBalance's tangible net assets acquired	(5,288)
Add: Estimated deferred tax liability	6,044
Total fair value of mBalance intangible assets and goodwill	$45,490

The total consideration and direct transaction costs includes approximately $3.6 million for the working capital adjustment that will be paid in the first quarter of 2009 and approximately $0.6 million in accrued direct transaction costs. Cash acquired from mBalance was $4.7 million resulting in net cash paid as of December 31, 2008 of $35.8 million.

The tangible assets and liabilities acquired were as follows (in thousands):

Cash	$4,678
Accounts receivable	3,609
Prepaid and other	1,012
Property and eqipment	298
Total tangible assets	9,597

Accounts payable and accrued expenses	3,311
Deferred revenue	730
Other long term liabilities	268
Total liabilities	4,309
Net tangible assets	$5,288

The remaining purchase price was allocated among the mBalance intangible assets and goodwill acquired based on their estimated fair values determined as discussed above as follows (in thousands):

In-process research and development	$3,000
Goodwill	18,790
Identifiable intangible assets	23,700
Total fair value of mBalance intangible assets and goodwill	$45,490

This purchase price allocation is preliminary and a final determination of the purchase accounting adjustments will be made upon the completion of the final analysis of the total purchase cost. Specifically, the items pending completion are certain income tax matters as we are awaiting the receipt of certain information as a result of income tax return filings. We expect to finalize these matters in early to mid 2009, and any resulting adjustments may affect income tax related accounts, with the offset recorded in goodwill.

Based on the purchase price allocation, $3.0 million of the purchase price represented acquired in-process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use. The IPR&D amount was recorded as an intangible asset and immediately written off to expense in the fourth quarter of 2008. This IPR&D charge is not deductible for income tax purposes. The identifiable assets created as a result of the acquisition will be amortized over their respective estimated useful lives as follows:

		Estimated
	Asset	Life
	Amount	in Years
Acquired technology	$19,000	5
Existing customer relationships	4,700	5
	$23,700

Amortization expense of purchased technology and other intangible assets amounted to approximately $0.2 million for the year ended December 31, 2008.

As noted above, the primary asset acquired from mBalance represented the core technology used in our mobile messaging product family. In addition, we obtained the significant expertise of mBalance's technical employees, which we believe we will be able to leverage to maximize our benefit of the acquired technology and to assist us with the development of new technologies. These factors contributed to a purchase price in excess of fair market value of mBalance's net tangible and intangible assets acquired, and, as a result, we have recorded goodwill in the amount of $18.8 million in connection with this transaction. This amount is not deductible for income tax purposes.

Included in the net tangible assets acquired of mBalance is approximately $1.0 million related to certain severance and associated costs accrued by us upon acquisition. Specifically, prior to consummation of the transaction we determined that we would not retain all mBalance employees and thus recorded approximately $1.0 million related to certain severance and severance-related costs in connection with the acquisition, pursuant to EITF Issue No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination." This restructuring liability is included in accrued expenses in the accompanying consolidated balance sheet. There were no payments made in 2008 and we currently expect to settle these obligations in 2009.

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

We allocated the initial payment of approximately $2.7 million to two technology projects under development ("In-Process Research and Development" or "IPR&D" projects) at the time of the acquisition. We evaluated these projects using the guidance in the AICPA's practice aid "Assets Acquired in a Business Combination Used in R&D: A Focus on Software, Electronic Devices and Pharmaceutical Industries - IPR&D," SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" and SFAS No. 2 "Accounting for Research and Development Costs." Under this guidance, we determined that the acquired IPR&D projects had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded the amount allocated to these IPR&D projects as an expense under the caption "Acquired in-process research and development" in the accompanying Consolidated Statement of Operations.

The purchase price also included approximately $1.7 million of consideration contingent upon the continued employment, by Tekelec, of certain former key employees of Estacado for a period of two years following the acquisition. This consideration is being paid to Estacado in four equal installments semi-annually, which started in July 2008. We are accruing this compensation expense quarterly based on our assessment of whether or not it is probable that these employees will be eligible for the payout. The Consolidated Statement of Operations for the year ended December 31, 2008 includes approximately $0.8 million of compensation expense related to this agreement.

Disposition of SSG

On March 20, 2007, we entered into an agreement to sell SSG to GENBAND Inc. ("Genband"), for $1.0 million in cash and a 19.99% interest in Genband's outstanding vested voting equity, after giving effect to the issuance. Our SSG business consisted primarily of (i) Taqua, Inc., our then wholly owned subsidiary, (ii) Santera Systems LLC, our then wholly owned subsidiary, and (iii) certain assets of the SSG business then owned directly by Tekelec as a result of the 2006 merger of our former subsidiary, VocalData, Inc., into Tekelec.

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

In 2008, we determined that we were able to realize additional R&D tax credits generated by SSG along with a change in the estimated tax loss realized on the sale of SSG, resulting in an additional tax benefit of $2.1 million being recorded in 2008 as part of discontinued operations. Further, during 2008 we recorded the following in discontinued operations: (i) gain of $2.4 million, net of taxes, resulting from the receipt of additional Genband shares released to us from escrow in the third quarter of 2008; and (ii) a gain of $1.9 million, net of taxes, resulting from changes in estimates relating to the SSG facilities exit costs.

We account for our equity interest in Genband using the cost method and this investment is included under the caption "Investments in privately-held companies" in the accompanying condensed consolidated balance sheet as of December 31, 2008. We classified the SSG business as discontinued operations in the first quarter of 2007 and thus the financial results of SSG are reported separately as discontinued operations for all periods presented. Summarized results of operations for SSG for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Revenues	$-	$27,682	$110,301
Loss from discontinued operations
before provision for income taxes	$-	$(42,148)	$(173,519)
Benefit from income taxes	(2,148)	(16,370)	(35,500)
Gain (loss) before minority interest, net of income taxes	2,148	(25,778)	(138,019)
Gain (loss) on sale of discontinued operations, net of taxes	4,321	(36,449)	-
Gain (loss) from discontinued operations, net of taxes	$6,469	$(62,227)	$(138,019)

During fiscal year 2006, we determined that both revenues and expected orders related to our former SSG business unit would underperform our previous expectations, and upon further evaluation we determined that certain identifiable intangible assets and goodwill related to our former Taqua, Santera, and VocalData reporting units were impaired. Accordingly, in fiscal year 2006 we recorded a non-cash charge of $25.6 million related to impairment of purchased technology, and a non-cash charge of $75.0 million related to impairment of goodwill. These charges are included in the results of discontinued operations presented above.

In connection with the disposition of SSG in 2007 we incurred, for income tax purposes, a capital loss of $40.3 million.  This entire amount was carried back to prior years to offset capital gains, resulting in a recovery of cash income taxes paid in those years.

Included in the accompanying consolidated balance sheets as of December 31, 2008 and 2007 are certain liabilities incurred in connection with the disposition of SSG and certain liabilities of SSG retained by us. These liabilities are included under the caption "Liabilities of discontinued operations" and consist primarily of the remaining restructuring liability associated with the restructuring activities discussed above, and certain liabilities incurred prior to the disposition and retained by us in accordance with the terms of our agreement with Genband.

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

IEX is classified as discontinued operations in our Consolidated Financial Statements and its results of operations, financial position and cash flows are separately reported for all periods presented. Prior to our decision to sell IEX, the results of IEX's operations were reported as the IEX Contact Center Group operating segment. Summarized financial information for IEX for the year ended December 31, 2006 is as follows (dollars in thousands):

Revenues	$36,113
Income from discontinued operations before
provision of income taxes	$18,442
Provision for income taxes	6,691
Income from discontinued operations, net of
income taxes	11,751
Gain on sale of discontinued operations, net of taxes	177,458
Income from discontinued operations, net of taxes	$189,209

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

In December 2006, we entered into a worldwide license to the source code of and intellectual property rights to certain technologies owned by a third-party provider.  We believe this technology will form the core software platform for our Service Broker solutions.  We believe this technology provides key capabilities, which will provide our customers with a smooth evolution from SS7 to SIP-based signaling and next-generation high performance network applications once we complete development of the product offerings based on this technology.  The license fee for this technology was $2.1 million.  Because the technology obtained in this license had no alternative use, we have reflected a charge of $2.1 million in purchased in-process product development expense during 2006.

Note 3 — Restructuring and Other Costs

2008 Restructuring

In the fourth quarter of 2008 we incurred a pre-tax charge of $0.9 million for severance costs related to the termination of nine employees under our severance policies. During 2008 we also initiated a centralization of certain functions within our international operations and revised certain estimates associated with our 2007 restructuring activities. The accompanying consolidated statement of operations reflects costs associated with these centralization activities and changes in estimate of a net expense of $0.2 million ($.0.5 million increase in the restructuring liability, partially offset by a decrease of $0.3 million associated with a change in estimate related to stock-based compensation expense).

In March 2008 we reached a settlement related to the termination of certain lease obligations for facilities that were utilized by our former SSG business unit. Under the settlement, we made a one-time payment of $0.3 million in March 2008 and agreed to make monthly payments through March 31, 2009 aggregating approximately $1.7 million. We have recorded an adjustment of $2.5 million to the restructuring liability associated with this lease termination, along with a revision of $0.4 million to our estimated total exit costs recorded in the fourth quarter. These adjustments are included in "Income from discontinued operations, net of tax" in the Consolidated Financial Statements for the year ended December 31, 2008.

2007 Restructuring and Realignment Activities

In 2007, we undertook several actions in conjunction with our sale of SSG and the subsequent realignment of our organizational structure from our previous business unit structure to a functional structure. This re-alignment was intended to (i) improve customer focus, (ii) accelerate decisions pertaining to product integration and evolution, and (iii) increase our focus on delivering integrated product solutions.

We recorded pre-tax charges in continuing operations of approximately $6.6 million as a result of these actions, consisting of approximately $6.2 million in employee severance and benefits costs and other costs of $0.4 million, associated with the termination of approximately 58 domestic and international positions (including five senior management positions).

As a result of the SSG disposition, we recorded a pre-tax charge of approximately $21.2 million, consisting of approximately $11.0 million in employee severance and benefits costs associated with the termination of approximately 165 former SSG employees, and approximately $10.2 million in lease exit costs and other non-cash facilities consolidation costs associated with the sale of SSG. As discussed above, the facilities exit charge was adjusted in 2008. All severance related amounts have been paid and we anticipate settling the remaining lease exit costs in 2009. We do not expect to incur additional costs related to the 2007 Restructuring or Realignment activities.

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

Reconciliation of restructuring obligations

The following table provides detail on our restructuring activities and the remaining obligations as of December 31, 2008 (in thousands):

	Severance
	Costs and	Facility
	Related	Exit Costs
	Benefits	and Other	Total
Restructuring obligations, December 31, 2007	$4,595	$4,774	$9,369
Restructuring and related expenses recognized in 2007
2008 Continuing Operations activities	891	463	1,354
SSG lease exit cost change in estimate	-	(2,940)	(2,940)
Total restructuring and related expenses	891	(2,477)	(1,586)
Cash payments	(4,017)	(2,113)	(6,130)
Restructuring obligations, December 31, 2008	$1,469	$184	$1,653

The total 2008 restructuring expenses related to continuing operations in the above table of $1.4 million exclude a change in estimate associated with stock-based compensation expense that is not included in the restructuring liability of approximately $0.3 million. Accordingly, restructuring and related expenses for 2008 reflected in the accompanying statement of operations for 2008 are $1.1 million. Restructuring obligations are included in "Accrued expenses" ($1.5 million) and "Liabilities of discontinued operations" ($0.2 million) in the accompanying consolidated balance sheets. The above table excludes the restructuring liability incurred as part of the acquisition of mBalance of approximately $1.0 million. We anticipate settling all of our restructuring obligations, including those related to mBalance, during 2009. This is based on our current best estimate, which could change materially if actual activity differs from what is currently expected. We will continue to review the status of our restructuring activities quarterly and, if appropriate, record changes in our restructuring obligations in current operations or discontinued operations based on our most current estimates.

Note 4 — Fair Value of Financial Instruments

The following table sets forth our financial instruments carried at fair value as of December 31, 2008 and December 31, 2007 (in thousands):

	Financial Instruments
	Carried at Fair Value
	December 31,	December 31,
	2008	2007
Assets:
Cash equivalents	$188,119	$76,089
Short-term investments	-	313,922
Long-term trading securities	87,198	-
Put right	18,738	-
Total assets	$294,055	$390,011

Liabilities:
Foreign currency forward contracts	$-	$-

The following table sets forth our financial instruments carried at fair value within the SFAS 157 hierarchy and using the lowest level of input as of December 31, 2008 (in thousands):

	Financial Instruments
	Carried at Fair Value
	Quoted prices	Significant other	Significant
	in active markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$188,119	$-	$-	$188,119
Long-term trading securities, at fair value	-	-	87,198	87,198
Put right, at fair value	-	-	18,738	18,738
Total assets	$188,119	$-	$105,936	$294,055

Liabilities:
Foreign currency forward contracts	$-	$-	$-	$-

We entered into our foreign currency forward contracts on the last day of our fiscal quarter; therefore, the fair value is not significant as of December 31, 2008.

The following tables set forth a summary of changes in the fair value of our Level 3 financial assets for year ended December 31, 2008:

	Level 3
	Financial Assets
	Long-Term	Long-Term
	Auction Rate	UBS
	Securities	Put

Balance, December 31, 2007	$-	$-
Transfers to Level 3	127,400	-
Purchases and receipts	-	18,738
Sales and redemptions	(19,500)	-
Change in unrealized loss	2	-
Unrealized loss upon transfer to long-term trading securities	(20,702)	-
Balance, December 31, 2008	$87,200	$18,738

As described in Note 1 above, our Level 3 valuations of assets accounted for under FAS 157 and FAS 159 are based on the income approach, specifically discounted cash flow analyses which utilize significant inputs that are not observable in active markets.

Beginning in February 2008 and continuing through December 31, 2008, we witnessed failed auctions in our ARS portfolio, resulting in our inability to sell these securities. Consequently, as set forth in the trust indentures, the coupon rate resets to a contractual rate, which may not equal to current market rates. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer. All of our ARS, with the exception of one issuance with an estimated fair value of $1.1 million, are AAA, AA or A rated by one or more of the major credit rating agencies. These instruments have maturities ranging from thirteen to thirty-three years. All of these securities are collateralized by student loans. At December 31, 2008, on a weighted average basis, approximately 92% of the underlying student loan collateral was issued under the Federal Family Education Loan Program ("FFELP"). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government. The estimated fair value of our ARS portfolio was $87.2 million as of December 31, 2008, representing a $20.7 million decline below its cost basis.

On October 31, 2008, we accepted an offer from UBS for auction rate securities rights (the "UBS Put") related to our ARS portfolio. Under the terms of this offer, UBS has the right, at its discretion, to purchase these securities from us at par value which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time until July 2, 2012. We have the right, at our discretion, to require UBS to purchase the securities at par value plus accrued interest at its election at any time between June 30, 2010 and July 2, 2012. In the fourth quarter of 2008, we recognized the UBS Put as an asset measured at fair value in our Consolidated Balance Sheet, and recorded the resulting gain in the amount of $18.7 million in current period earnings.

Prior to the acceptance of the UBS Put, our ARS portfolio was classified as available-for-sale securities and was accounted for at fair value with any decline in value being reflected in accumulated other comprehensive income, a component of shareholder's equity. Because the UBS Put allows us to sell our ARS securities at par within a relatively short time horizon (approximately eighteen months to three and a half years) and provides UBS with the ability to require us to sell the securities to them at any time between acceptance of the UBS Put through July 2012, we no longer anticipate holding these investments to the earlier of maturity or redemption by the issuer. Specifically, we intend to exercise the UBS Put and require UBS to repurchase our ARS at par at the earliest possible time, June 2010. Due to these changing and unforeseen circumstances, we have reclassified our ARS from available-for-sale to trading in the fourth quarter of 2008 and have recognized a charge of $20.7 million, calculated as the difference between the portfolio's cost and its fair value as required under SFAS 115. Future changes in fair value of the ARS instruments will be recorded in the corresponding period earnings (i.e., "marked to market").

In order to offset future changes in the ARS portfolio's fair value, we have elected fair value treatment for the UBS Put under FAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). Upon electing fair value option, the difference between fair value and carrying value of UBS Put, as well as any subsequent net changes to the estimated fair value, are recorded in the current period earnings. The UBS Put is the only instrument of its nature/type that we hold, and we believe that this election will not affect the accounting for our other financial instruments.

Realized gains and losses from sales of our investments are included in "Other income (expense), net" and unrealized gains and losses are included as a separate component of equity, net of tax, unless the loss is determined to be "other-than-temporary." In determining whether a decline in fair value below the original cost is other-than-temporary, we use a systematic methodology that considers all available evidence, including the credit rating of the relevant trust, the parity score (a measure of the trust's ability to meet its obligations as they come due), general market conditions, and industry and sector performance, among other factors. We also consider the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment until recovery or, if necessary, to the instrument's maturity.

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

Note 5 — Financial Statement Details

Other Income and Expense, net

Other, net is composed of the following:

	For the Years Ended December 31,
	2008	2007	2006
	(Thousands)
Foreign currency gain (loss), net	$(3,217)	$1,870	$3,863
Net gain (loss) on derivative instruments	1,258	(4,499)	(3,926)
Realized gain (loss) on investments, net	-	-	21
Other, net	(1,531)	(1,405)	66
Total other income (expense), net	$(3,490)	$(4,034)	$24

Cash, Cash Equivalents and Investments

Cash and cash equivalents consisted of the following as of December 31, 2008:

		Unrealized
	Cost	Loss	Gain	Market
	(Thousands)
Cash and cash equivalents:
Cash	$21,322	$-	$-	$21,322
Money market securities	188,119	-	-	188,119
Total cash and cash equivalents	$209,441	$-	$-	$209,441

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2007:

		Unrealized
	Cost	Loss	Gain	Market
	(Thousands)
Cash and cash equivalents:
Cash	$29,461	$-	$-	$29,461
Certificates of deposit	9,844	-	-	9,844
Money market securities	66,245	-	-	66,245
Total cash and cash equivalents	$105,550	$-	$-	$105,550

Short-term investments:
Municipal securities:
Variable rate demand notes	$109,350	$-	$-	$109,350
Auction rate securities	199,800	-	1	199,801
Fixed rate securities	4,770	-	1	4,771
Short-term investments total:	$313,920	$-	$2	$313,922

The following is a summary of the contractual maturities of long-term trading securities as of December 31, 2008 (in thousands):

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total
Auction rate securities	$-	$-	$-	$-	$-	$87,198	$87,198

Accounts Receivable, net

Accounts receivable, net consists of the following:

	December 31,
	2008	2007
	(Thousands)
Trade accounts receivable	$178,221	$154,043
Less: Allowance for doubtful accounts and sales returns	6,591	6,951
	$171,630	$147,092

The following details the changes in the allowance for doubtful accounts and sales returns during the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended December 31,
	2008	2007	2006
	(Thousands)
Balance at beginning of year	$6,951	$6,411	$3,374
Current year provision	1,339	1,335	3,524
Write-offs net of recoveries	(1,699)	(795)	(487)
Balance at end of year	$6,591	$6,951	$6,411

Inventories

Inventories consist of the following:

	December 31,
	2008	2007
	(Thousands)
Raw materials	$18,592	$16,334
Work in process	78	160
Finished goods	5,034	4,049
	$23,704	$20,543

Property and Equipment, net

Property and equipment consist of the following:

	December 31,
	2008	2007
	(Thousands)
Manufacturing and development equipment	$79,940	$73,222
Computers, software and other equipment	33,022	26,342
Leasehold improvements	9,034	8,781
Furniture and fixtures	9,057	7,964
Demonstration equipment	2,435	1,403
	133,488	117,712
Less accumulated depreciation and amortization	(98,584)	(85,202)
	$34,904	$32,510

Accrued expenses

Accrued expenses consist of the following:

	December 31,
	2008	2007
	(Thousands)
Accrued expenses and other	$17,719	$15,923
Accrued restructuring	2,457	4,031
Accrued working capital adjustment -mBalance	3,629	-
Accrued foreign currency contract settlements	4,578	(378)
Accrued professional fees and legal accrual	2,340	1,683
Total	$30,723	$21,259

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following:

	December 31,
	2008	2007
	(Thousands)
Foreign currency translation adjustments	$878	$2,056
Unrealized losses on securities, net of taxes	-	(9)
Total	$878	$2,047

Note 6 — Derivative Instruments and Hedging Activities

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

As of December 31, 2008, we had seven foreign currency contracts outstanding, grouped by underlying foreign currency as presented below:

	Contract Amount
	(Local Currency)
Euros ("EUR") (contracts to pay EUR/receive US$)	(EUR)	37,000,000
Indian rupees ("INR") (contracts to pay INR/receive US$)	(INR)	224,400,000
British pound ("GBP") (contracts to pay GBP/receive US$)	(GBP)	1,700,000
Brazilian reais ("BRL") (contracts to pay BRL/receive US$)	(BRL)	4,000,000
Canadian dollars ("CAD") (contracts to pay CAD/receive US$)	(CAD)	1,400,000
Australian dollars ("AUD") (contracts to pay AUD/receive US$)	(AUD)	300,000

As of December 31, 2007, we had four foreign currency contracts as presented below:

	Contract Amount
	(Local Currency)
Euros ("EUR") (contracts to pay EUR/receive US$)	(EUR)	22,900,000
Brazilian reais ("BRL") (contracts to pay BRL/receive US$)	(BRL)	10,000,000
Canadian dollars ("CAD") (contracts to pay CAD/receive US$)	(CAD)	1,400,000
Australian dollars ("AUD") (contracts to pay AUD/receive US$)	(AUD)	1,300,000

We plan to continue to use foreign currency forward contracts, where appropriate, to manage foreign currency exchange risks in the future.

Note 7 — Income Taxes

Income from continuing operations before provision for income taxes is comprised of the following:

	For the Years Ended December 31,
	2008	2007	2006
	(Thousands)

Domestic	$58,272	$32,761	$31,072
Foreign	8,339	3,211	17,353
Total	$66,611	$35,972	$48,425

The provisions for (benefit from) income taxes consist of the following:

	For the Years Ended December 31,
	2008	2007	2006
	(Thousands)
Current:
Federal	$23,009	$5,939	$12,066
State	3,490	1,099	3,090
Foreign	3,817	2,219	1,582
Total current	30,316	9,257	16,738
Deferred:
Federal	(10,795)	865	(7,402)
State	(501)	(48)	(604)
Foreign	(980)	(993)	4,827
Total deferred	(12,276)	(176)	(3,179)
Total provision for income taxes	$18,040	$9,081	$13,559

Utilization of net operating loss carryforwards provided a current income tax benefit of $12.6 million and $12.2 million in 2008 and 2006, respectively, after carryback of our 2007 net operating loss to 2006. We did not utilize any net operating loss carryforwards during 2007.

The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate of 35% to income before provision for income taxes as follows:

	For the Years Ended December 31,
	2008		2007		2006
	(Thousands)
Federal statutory provision	$23,314		$12,590		$16,949
State taxes, net of federal benefit	2,114		2,309		1,616
Research and development credits	(3,727)		(1,748)		(1,476)
Nondeductible equity-based compensation	4,091		901		1,218
Nontaxable foreign source income	-		-		(1,106)
Foreign taxes	474		1,194		450
Domestic production activities deduction	(894)		-		(1,592)
Tax exempt interest	(2,128)		(5,482)		(2,919)
Valuation allowance reversal	(4,747)		-		-
Other	(457)		(683)		419
Total provision for income taxes	$18,040	27%	$9,081	25%	$13,559	28%

The components of temporary differences that gave rise to deferred income taxes at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(Thousands)
Deferred tax assets of continuing operations:
Allowance for doubtful accounts	$2,221	$2,037
Inventory write downs	2,532	1,826
Depreciation and amortization	2,199	835
Research and development credit carry forward	11,508	14,641
Accrued liabilities	4,428	7,854
Stock-based compensation	8,319	8,942
Deferred revenue	23,674	-
Retirement stock	1,086	1,917
Other	5,264	5,340
Capital loss carry forward	-	3,737
Net operating loss carry forward	58,607	67,543
Total deferred tax assets	119,838	114,672
Valuation allowance for deferred tax assets	-	(7,650)
Total deferred tax assets of continuing operations	$119,838	$107,022

Deferred tax assets of continuing operations:
Current portion	$44,253	$18,793
Long-term portion	75,585	88,229
Total deferred tax assets of continuing operations	$119,838	$107,022

Deferred tax liabilities:
Acquisition-related intangible assets	$11,369	$6,106
Depreciation and amortization	-	-
Total deferred tax liabilities	$11,369	$6,106

Deferred tax liabilities:
Current portion	$-	$-
Long term portion	11,369	6,106
Total deferred tax liabilities	$11,369	$6,106

As of December 31, 2007, we had a valuation allowance on our deferred tax assets of approximately $7.7 million, of which approximately $1.0 million pertained to certain tax credits and $3.7 million related to the capital loss carryforward generated from the sale of SSG. The remaining $3.0 million related to a book-tax basis difference in an investment in one of our foreign affiliates obtained in connection with our acquisition of Steleus, which was recorded against goodwill through a purchase price accounting adjustment. The valuation allowance on these deferred tax assets was reversed in the second quarter of 2008 and a benefit of $4.7 million was realized in our tax provision for 2008 based on the determination that the credits and carryforwards will more likely than not be utilized pursuant to FAS 109. In addition, during 2008 we determined that the deferred tax asset associated with the basis difference in a foreign investment would not be realized and wrote-off the deferred tax asset against the associated valuation allowance.

As of December 31, 2008, we have net operating loss carryforwards of approximately $167.6 million available to offset future taxable income. The utilization of a majority of these net operating losses in future periods is subject to annual limitations. If certain substantial changes in our ownership should occur in the future, there would be a change in the aforementioned annual limitation on the utilization of the net operating loss carryforwards in periods subsequent to the ownership change. In addition, we have federal and state research and development credit carryforwards of $8.2 million and $3.3 million, respectively, available to offset future tax liabilities. Our net operating loss carryforwards will begin to expire in 2023, if not utilized. Our federal research and development tax credit will begin to expire in 2026, if not utilized, and our state research and development tax credit will begin to expire in 2012, if not utilized.

We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside of the United States. As of December 31, 2008, we have not provided for deferred income tax of approximately $8.1 million related to approximately $23.0 million of cumulative undistributed earnings of our foreign affiliates, as we intend to permanently reinvest these earnings to fund future expansion of these international operations.

We are subject to periodic tax examinations and assessments in various jurisdictions. Accordingly, we assess the probability of sustaining certain tax positions taken in our income tax returns and, although we believe these positions are fully supportable upon examination, we have and will record incremental tax expense based on the probable outcomes of such matters.

Although the final resolution of income tax audits are uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or overall trends in results of operations. We may receive an assessment related to the audit of our U.S. income tax returns that exceeds amounts provided for by us. In the event of such an assessment, there exists the possibility of a material adverse impact on our results of operations for the period in which the matter is ultimately resolved, or an unfavorable outcome becomes probable and reasonably estimable.

Primarily as the result of the disposition of our former SSG business unit in early 2007, a significant number of employee stock options expired unexercised during 2007, resulting in the exhaustion of our "pool of windfall tax benefits" as of December 31, 2007 under SFAS 123R "Share-Based Payment." As a result, future cancellations or exercises that result in a tax benefit that is less than the related deferred tax asset recognized under SFAS 123R will increase the amount and volatility of our future effective tax rate, resulting in a reduction of our earnings.

Note 8 — Uncertain Tax Positions

We account for uncertain tax positions as required by the provisions of FIN 48. As of December 31, 2008 and 2007, the total amount of unrecognized income tax benefits from uncertain tax positions was $8.8 million and $15.9 million (including interest and penalties), respectively, including $7.4 million associated with continuing operations. The recognition of these benefits would have a material impact on our effective tax rate.

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2008, the total amount of interest and penalties related to the liability for uncertain tax positions was $1.0 million. During the twelve months ended December 31, 2008, we reversed an accrual of interest and penalties of $1.2 million through the provision for income taxes.

The following table shows a reconciliation of our unrecognized tax benefits (excluding interest and penalties of $3.0 million and $1.0 million as of December 31, 2007 and December 31, 2008, respectively) from January 1, 2007 through December 31, 2008 (in thousands):

Unrecognized tax benefits as of January 1, 2007	$10,087
Gross amounts of increases in unrecognized tax benefits
as a result of tax positions taken during a prior period	1,240
Gross amounts of decreases in unrecognized tax benefits
as a result of tax positions taken during a prior period	(160)
Gross amounts of increases in unrecognized tax benefits
as a result of tax positions taken during a the current period	1,930
Decreases in unrecognized tax benefits relating to settlement
with taxing authorities	(26)
Reductions to unrecognized tax benefits as a result of a lapse
of the applicable statute of limitations	(151)
Unrecognized tax benefits as of December 31, 2007	12,920

Gross amounts of increases in unrecognized tax benefits
as a result of tax positions taken during a prior period	121
Gross amounts of decreases in unrecognized tax benefits
as a result of tax positions taken during a prior period	(500)
Gross amounts of increases in unrecognized tax benefits
as a result of tax positions taken during a the current period	1,353
Decreases in unrecognized tax benefits relating to settlement
with taxing authorities	(6,049)
Reductions to unrecognized tax benefits as a result of a lapse
of the applicable statute of limitations	(102)
Unrecognized tax benefits as of December 31, 2008	$7,743

To the extent we recognize previously unrecognized tax benefits, future tax deductions would be impacted and we have therefore recorded deferred tax assets in the amount of $1.0 million to account for this future benefit.

During the next twelve months, we expect certain events may occur that could allow us to recognize previously unrecognized income tax benefits. These events include the settlement of pending and potential examinations in certain jurisdictions. The range of previously unrecognized benefits that would be recognized if both of these events occur cannot be reasonably estimated at this time, but may have a material impact on our consolidated effective tax rate.

For U.S. federal tax purposes, our tax filings have been examined through 2006 with the exception of certain carryforward tax attributes. Certain tax return filings outside of the United States also remain open to examination by foreign tax authorities, but these filings, and the resulting tax liabilities, are not material to our Consolidated Financial Statements. In addition, many of our state tax return filings remain open to examination by state tax authorities. With respect to our material state jurisdictions, we are currently under examination by the California Franchise Tax Board and the state of Texas for tax years 2004, 2005, and 2006. Our North Carolina filings remain open to examination pursuant to the relevant statute of limitation.

Note 9 — Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(Thousands)
Purchased technology	$42,490	$23,490
Customer relationships	5,730	1,030
Non-compete contracts	240	240
	48,460	24,760
Less: accumulated amortization	(10,757)	(7,812)
Total intangible assets	$37,703	$16,948

The identifiable intangible assets are amortized over their estimated useful lives. The estimated aggregate amortization expense for intangibles for subsequent years is:

For the Years Ending December 31,	(Thousands)
2009	$7,371
2010	7,090
2011	7,090
2012	7,090
2013	6,893
Thereafter	2,169
Total	$37,703

Goodwill

As required by SFAS 142, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of certain events in accordance with the provisions of SFAS 142.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows (in thousands):

Balance at December 31, 2006	$26,876
Adjustment to goodwill, principally related
to deferred tax assets acquired	(3,925)
Balance at December 31, 2007	$22,951
Addition due to the acquisition of mBalance	18,790
Balance at December 31, 2008	$41,741

As more fully discussed in Note 2, in 2008 we recorded $18.8 million of goodwill as a result of the mBalance acquisition.

In 2007, the French tax authorities granted a tax credit for certain research and development activities conducted prior to our acquisition of Steleus in 2004. As this related to the pre-acquisition transactions, we have reduced goodwill associated with the Steleus purchase by a corresponding amount.

Note 10 — Lines of Credit and Notes Payable

In October 2008, Tekelec, together with our Belgian subsidiary, Tekelec International, SPRL, entered into a new credit facility (the "New Credit Facility") with Wachovia Bank, National Association ("Wachovia Bank"), which is now owned by Wells Fargo Bank, National Association. Pursuant to the New Credit Facility, (i) Tekelec and Tekelec International, SPRL (the "Borrowers") may borrow up to an aggregate principal amount of $50.0 million for general corporate purposes under a three-year revolving credit facility, (ii) the Borrowers may borrow up to $10.0 million of such amount under a swingline subfacility, and (iii) Tekelec may utilize up to $10.0 million under a separate one-year letter of credit facility. The face value of any letters of credit issued under the facility is 100% secured by cash. As of December 31, 2008, there were no borrowings outstanding under the New Credit Facility.

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

The New Credit Facility imposes certain financial covenants and other restrictions. These include, without limitation, requirements that we deliver certain financial statements and information, maintain certain insurance coverage and comply with certain financial covenants. The New Credit Facility also restricts us from taking certain actions without the consent of the Bank, including without limitation restrictions on incurring other senior indebtedness, making certain investments or dividends or distributions, entering into certain mergers, consolidations or acquisitions, altering in any material respect the general nature of our business, creating security interests in or liens on assets, and engaging in certain transactions with affiliates or taking actions that impair the security interests granted under the New Credit Facility. Amortization of deferred financing costs associated with the New Credit Facility was approximately $53,000 for the year ended December 31, 2008 and is recorded in interest expense.

Our credit facility with Wells Fargo Bank of California expired on December 15, 2008 and was amended on its expiration date so that it is solely a letter of credit facility in the maximum amount of $5.0 million. As of December 31, 2008, there were approximately $2.3 million in borrowings outstanding under the Wells Fargo Bank of California credit facility, all of which represented outstanding letters of credit and were fully cash collateralized by Tekelec.

Note 11 — Convertible Debt

As of December 31, 2007, we had $125.0 million outstanding of our 2.25% Senior Subordinated Convertible Notes due 2008 (the "Notes"). The Notes matured on June 15, 2008, and were repaid in accordance with their terms. Interest expense related to the Notes, including amounts relating to the amortization of related deferred financing costs, was $1.9 million for 2008 and $3.6 million for each of 2007 and 2006.

Note 12 — Commitments and Contingencies

We lease our office and manufacturing facilities together with certain office equipment under operating lease agreements. Lease terms generally range from two months to ten years; certain building leases contain options for renewal for additional periods and are subject to periodic increases.

Rent expense, including any applicable rent escalations and rent abatements, is recognized on a straight-line basis. Total rent expense was approximately $7.7 million, $6.7 million and $7.3 million for 2008, 2007 and 2006, respectively.

Minimum annual non-cancelable lease commitments at December 31, 2008 are:

For the Years Ending December 31,	(Thousands)
2009	$7,216
2010	6,639
2011	6,479
2012	6,419
2013	1,716
Thereafter	3,333
Total	$31,802

We have agreements with several of our vendors to purchase specified quantities of goods or services at agreed upon prices in the future. As of December 31, 2008, these unconditional purchase obligations and open purchase orders total approximately $27.2 million and will be settled in 2009. We provide a provision for losses in instances where we expect to incur losses due to our purchase commitments exceeding our normal or projected inventory requirements. At December 31, 2008 and 2007 we have reserved approximately $1.0 million and $1.3 million, respectively, related to purchase commitments exceeding projected requirements, respectively.

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

In connection with this litigation and settlement, in the first quarter of 2007 we incurred approximately $0.7 million in legal expenses, net of insurance reimbursement received in 2007. We recorded the $5.0 million of credits as an increase in warranty expense, and reflected the associated obligations related to the credits in deferred revenue.

Note 13 — Stock-Based Compensation and Employee Benefit Plans

Overview of Employee Stock-Based Compensation Plans

As of December 31, 2008, excluding our employee stock purchase plan described below, we have five stock-based employee compensation plans with a maximum term of ten years (the "Plans"). Share-based awards are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. The number and frequency of share-based awards are based on competitive practices, our operating results and government regulations.

Under the Plans, there are approximately 33.0 million shares of our common stock authorized for issuance, of which approximately 5.3 million shares are available for issuance as of December 31, 2008. The Plans permit the granting of incentive stock options, nonstatutory stock options, stock-settled or cash-settled stock appreciation rights ("SARs"), restricted stock and restricted stock units ("RSUs") to employees, as well as non-employee directors. The terms of equity-based instruments granted under the Plans are determined at the time of grant. Such instruments generally vest ratably over one to four year periods. The Compensation Committee of our Board of Directors has the discretion to utilize different vesting schedules. The strike price on options and stock-settled stock appreciation rights may not be less than the fair market value per share on the date of grant. Historically, stock options granted under the Plans generally would expire four years from the vesting date. During 2006, we changed our practice with respect to the contractual terms of stock options and stock-settled stock appreciation rights granted under the Plans such that, going forward, such instruments generally expire six years from the date of grant.

Upon the exercise of stock options or stock-settled stock appreciation rights, the exercise of the right to purchase shares under our employee stock purchase plan or vesting of restricted stock units, we issue new shares of our common stock. Currently, we do not anticipate repurchasing shares to provide a source of shares for our rewards of stock-based compensation.

Stock-Based Awards — Stock Options / SARs

The following table sets forth the summary of option and SAR activity under our Plans for the year ended December 31, 2008 (shares and dollars in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Life (years)	Value
Outstanding at December 31, 2007	9,925	$17.32
Options and SARs granted	491	$16.28
Options exercised	(1,052)	$11.59
Options cancelled/forfeited/expired	(1,657)	$19.78
Outstanding at December 31, 2008	7,707	$17.50	2.53	$3,944

Vested and expected to vest at December 31, 2008 (1)	7,595	$17.53	2.50	$3,909

Exercisable at December 31, 2008	6,535	$18.00	2.17	$3,369

(1) The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of our common stock on December 31, 2008 of $13.34 and the exercise price for in-the-money options and SARs) that would have been received by the holders if all instruments had been exercised on December 31, 2008. As of December 31, 2008, there was $5.8 million of unrecognized compensation cost related to our unvested stock options and SARs, which is expected to be recognized over a weighted average period of 2.2 years. As discussed above, our current practice is to issue new shares to satisfy option and SAR exercises.

Other information pertaining to stock-based awards of options and SARs for the fiscal years ended December 31, 2008, 2007 and 2006, was as follows (in thousands, except per share data):

	Years ended December 31,
	2008	2007	2006
Weighted average grant date fair value per share of options and SARs granted	$5.71	$5.06	$4.24
Total intrinsic value of options and SARs exercised	4,327	8,503	7,356

Stock-Based Awards — RSUs / Restricted Stock

The following table sets forth a summary of RSU and Restricted Stock activity under our Plans for the year ended December 31, 2008 (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2007	1,011	$13.61
Awarded	1,003	13.70
Released	(340)	13.76
Forfeited	(20)	14.55
Outstanding as of December 31, 2008	1,654	$13.62

Included in the 340,000 shares released above are 50,000 shares of restricted stock released from escrow to the former shareholders of iptelorg. As of December 31, 2008, there was $16.3 million of unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted average period of 2.4 years.

Other information pertaining to stock-based awards of RSUs for the fiscal years ended December 31, 2008, 2007 and 2006, was as follows (in thousands, except per share data):

	Years ended December 31,
	2008	2007	2006
Weighted average grant date fair value per share of RSUs granted	$13.70	$13.76	$12.01
Total intrinsic value of RSUs released	4,842	4,903	629

Employee Stock Purchase Plan

We sponsor the Amended and Restated Tekelec 2005 Employee Stock Purchase Plan (the "2005 ESPP"), under which 1.5 million shares of our common stock have been authorized for issuance. The 2005 ESPP provides for an automatic annual increase in the number of shares authorized and reserved for issuance on each August 1 during its ten-year term. Each such increase is equal to the lesser of (i) 500,000 shares, (ii) a number of shares equal to 1% of the number of outstanding shares of our common stock as of the date of the increase, and (iii) an amount determined by our Board of Directors. Under the 2005 ESPP as originally approved by the shareholders in May 2005, eligible employees could authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock at 85% of the lower of the market price per share at (i) the beginning of the 24-month offering period, or (ii) the end of each six-month purchase period within the 24-month offering period. On June 26, 2006, our Board of Directors amended and restated the 2005 ESPP to (i) eliminate the 24-month offering periods and instead provide for consecutive six-month offering periods commencing with the offering period starting on August 1, 2006, (ii) provide that the offering period that commenced February 1, 2006 would terminate on July 31, 2006, and (iii) reduce the required 90-day holding period of shares acquired under such plan to 30 days. Under SFAS 123R, the amendment to the terms of the 2005 ESPP is treated as a modification of awards and as a result, $2.9 million of previously unrecognized compensation cost related to the original award was recognized over the six-month offering period beginning August 1, 2006 and ending January 31, 2007.

During 2008, 2007, and 2006, approximately 138,000, 237,000, and 303,000 shares, respectively, were purchased under our employee stock purchase plan in effect during the given year at weighted average purchase prices of $10.15, $9.33, and $10.89, respectively. At December 31, 2008, 2007, and 2006, there were approximately 722,000, 960,000, and 1,200,000 shares, respectively, available for future purchases.

The following table sets forth a summary of employee withholding and purchase activity related to the 2005 ESPP for the year ended December 31, 2008:

Value in
Thousands
As of December 31, 2007	$610
Employee withholdings net of employee withdrawals or forfeitures	1,457
Employee purchases of common stock	(1,399)
As of December 31, 2008	$668

Based upon 85% of the lower of the market price per share at the beginning of the current offering period of $15.64 on August 1, 2008 and our stock price as of December 31, 2008 of $13.34, approximately 59,000 shares could be purchased based upon employee withholdings as of December 31, 2008. As of December 31, 2008, there was approximately $39,000 of unrecognized compensation cost related to our employee stock purchase plan which will be expensed in the first quarter of 2009. The ultimate number of shares to be purchased and the expense to be recognized under our employee stock purchase plan will vary based upon, among other factors, fluctuations in the fair market value of our common stock and employee participation levels.

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

Prior to the second quarter of 2007, our stock-based awards had been service-based only. In 2007, we began awarding our senior executive officers RSUs that also contain performance-based criteria. Such criteria tie the number of RSUs that would become eligible for vesting to our future financial and/or operating performance, and the RSUs that become eligible for vesting are subject to a vesting period of four years with vesting conditional on continued employment. In 2007, we awarded 100,000 performance-based RSUs, and in 2008, we awarded 217,500 performance-based RSUs, all of which were awarded to our executive officers. We expect that our Compensation Committee in the future may increase the use of performance-based conditions in connection with the awards of equity incentives to our executive officers, as well as to our other senior level employees. As of December 31, 2008, 217,500 of our outstanding RSUs were performance-based. To the extent that we believe it is probable that the performance goals will be achieved, the expense associated with performance-based grants is accrued according to the vesting schedule of the award beginning in the period when achievement is considered probable. We reassess the probability of the performance conditions being achieved at each reporting period, and adjust the accrual for subsequent changes in the estimated or actual outcome.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures were estimated based on historical experience and we expect forfeitures to be 8% annually. Stock-based compensation expense was recorded net of estimated forfeitures for the years ended December 31, 2008, 2007, and 2006 such that expense was recorded only for those stock-based awards that are expected to vest.

SFAS 123R also requires that cash flows resulting from the gross benefit of tax deductions related to stock-based compensation in excess of the grant date fair value of the related stock-based awards be presented as part of cash flows from financing activities. This amount is shown as a reduction to cash flows from operating activities and an increase to cash flow from financing activities.

Total stock-based compensation expense recognized in years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	Option and
	SAR Grants
	and Stock	Restricted
	Purchase	Stock
Income Statement Classifications	Rights	and RSUs	Total
Year ended December 31, 2008
Cost of goods sold	$851	$424	$1,275
Research and development	1,460	681	2,141
Sales and marketing	1,305	1,545	2,850
General and administrative	2,601	4,431	7,032
Total continuing operations	6,217	7,081	13,298
Discontinued operations	-	-	-
Total	$6,217	$7,081	$13,298

Year ended December 31, 2007
Cost of goods sold	$1,441	$214	$1,655
Research and development	2,668	175	2,843
Sales and marketing	2,598	771	3,369
General and administrative	4,212	3,603	7,815
Total continuing operations	10,919	4,763	15,682
Discontinued operations	2,798	(159)	2,639
Total	$13,717	$4,604	$18,321

Year ended December 31, 2006
Cost of goods sold	$2,454	$46	$2,500
Research and development	4,944	18	4,962
Sales and marketing	5,029	118	5,147
General and administrative	5,974	1,984	7,958
Total continuing operations	18,401	2,166	20,567
Discontinued operations	14,985	154	15,139
Total	$33,386	$2,320	$35,706

As of December 31, 2008, there was approximately $22.1 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to our non-vested share-based payment arrangements (i.e., stock options, SARs, RSUs, ESPP shares, etc.) Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $5.1 million, $6.0 million, and $7.8 million for 2008, 2007, and 2006, respectively. No compensation cost was capitalized as part of inventory or fixed assets during fiscal 2008, 2007, and 2006.

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

Expected Life

The expected life represents the period that the stock option awards are expected to be outstanding. We use the simplified method of estimating the expected life as prescribed by SAB 107 and allowed by SAB 110, by taking the average between time to vesting and the contract life of the award. Therefore, the expected term assumption was estimated for each individual grant using the simplified method as an average between time to vesting and the contractual term of the award.

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

The weighted average assumptions used to value option/SAR grants and purchase rights under our 2005 ESPP were as follows:

Weighted average assumptions used to value option and SAR grants:

	Years ended December 31,
	2008	2007	2006
Expected life (in years)	4.3	4.1	3.7
Expected volatility	38%	37%	38%
Risk free interest rate	3.1%	4.7%	4.9%
Expected dividend yield	0%	0%	0%

Weighted average assumptions used to value purchase rights under ESPP:

	Years ended December 31,
	2008	2007	2006
Expected life (in years)	0.5	0.5	0.5-2.0
Expected volatility	36.7-38.0%	32.0-36.0%	32.0-39.0%
Risk free interest rate	1.88-2.15%	5.0-5.2%	4.0-5.2%
Expected dividend yield	0%	0%	0%

Modifications of Stock-Based Awards

In April 2007, we modified the restricted stock award granted in 2005 in connection with our acquisition of iptelorg. The modification involved acceleration of vesting of approximately 15,000 shares of restricted stock held by one employee, resulting in the recognition of approximately $0.2 million of incremental compensation cost in July 2007.

In February 2006, in connection with our 2006 restatement of certain prior period financial statements, we initiated a "blackout" period, whereby we prohibited our option holders from exercising their stock options. In response to this blackout, we modified certain employee stock option awards in order to provide option holders with an opportunity to exercise or realize the benefit of their fully vested awards that, as a result of the blackout, otherwise were expected to contractually expire unexercised. In total, in March 2006, stock option awards held by 43 current or former employees to purchase in aggregate 282,074 shares of our common stock were modified. Due to the modifications, we incurred approximately $0.2 million of incremental compensation expense in March 2006.

In addition to the March 2006 modifications discussed above, in July 2006, we modified certain other employee stock option awards in order to provide those option holders with an opportunity to exercise or realize the benefit of their fully vested awards that, as a result of the blackout, otherwise were expected to contractually expire unexercised. In this modification, stock option awards held by 12 current or former employees to purchase in aggregate 61,729 shares of our common stock were modified, resulting in approximately $0.1 million of incremental compensation expense recognized in July 2006.

Employee 401(k) Plan

We sponsor a 401(k) tax-deferred savings plan to provide retirement benefits for our employees. In the United States, regular employees can participate in the Tekelec 401(k) Plan (the "Plan"). Participants may generally authorize up to 50% of their compensation to be invested in employee-elected investment funds managed by an independent trustee, subject to certain annual contribution limitations determined by the IRS. We match a portion of employee contributions, currently 50% of the employees' first 12% of payroll deductions. During 2008, 2007 and 2006, our contributions to the Plan, net of forfeitures, amounted to $2.9 million, $3.5 million and $3.6 million, respectively.

Note 14 — Stockholders' Equity

In March 2008, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $50.0 million of our common stock. This program was in addition to our $50.1 million stock repurchase program completed in December 2007. We did not repurchase any stock under this program in the fourth quarter of 2008. From the inception of this stock repurchase program through its expiration on August 21, 2008, we repurchased approximately 2.6 million shares at an average price of $12.92 per share for approximately $33.8 million (including $0.1 million in brokerage fees). Stock repurchases under our stock repurchase program were funded from available working capital and effected pursuant to a Rule 10b5-1 trading plan adopted under the rules of the Securities and Exchange Commission.

The following table summarizes our stock repurchase activity for the year ended December 31, 2008 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

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

In August 2007, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $50.0 million of our common stock. From the inception of the stock repurchase program through its completion in December 2007, a total of 4.1 million shares were repurchased and retired, for approximately $50.1 million (including $0.1 million of brokerage fees). Stock repurchases under our stock repurchase program were funded from available working capital and effected pursuant to a Rule 10b5-1 trading plan adopted under the rules of the SEC.

The following table summarizes our stock repurchase activity for the year ended December 31, 2007 and the approximate dollar value of shares that could yet be purchased at the end of each month pursuant to our stock repurchase program:

			Total Number of
			Shares Purchased	Approximate Dollar
	Total Number	Average Price	as Part of Publicly	Value of Shares that
	of Shares	Paid Per	Announced	May Yet Be Purchased
(in thousands, except per share amounts)	Purchased	Share	Program	Under the Program
August 1, 2007 - August 30, 2007	188	$ 12.31	188	$ 47.7
September 1, 2007 - September 30, 2007	1,458	$ 11.92	1,458	$ 30.3
October 1, 2007 - October 31, 2007	939	$ 12.26	939	$ 18.8
November 1, 2007 - November 30, 2007	1,225	$ 12.28	1,225	$ 3.7
December 1, 2007 - December 31, 2007	318	$ 12.18	318	$ -
Total	4,128	$ 12.14	4,128

Note 15 — Earnings Per Share - Continuing Operations

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings from continuing operations per share computations for the years ended December 31, 2008, 2007 and 2006:

	Income from
	Continuing
	Operations	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(Thousands, except per share amounts)
For the Year Ended December 31, 2008:
Basic income from continuing operations per share	$48,570	66,307	$0.73
Effect of Dilutive Securities	1,085	3,552
Diluted income from continuing operations per share	$49,655	69,859	$0.71

For the Year Ended December 31, 2007:
Basic income from continuing operations per share	$26,891	69,531	$0.39
Effect of Dilutive Securities	2,324	7,265
Diluted income from continuing operations per share	$29,215	76,796	$0.38

For the Year Ended December 31, 2006:
Basic income from continuing operations per share	$34,866	67,340	$0.52
Effect of Dilutive Securities	2,324	7,582
Diluted income from continuing operations per share	$37,190	74,922	$0.50

The computation of diluted earnings from continuing operations per share excludes unexercised stock options and warrants and potential shares issuable upon conversion of our formerly outstanding senior subordinated convertible notes that are anti-dilutive. The following common stock equivalents were excluded from the earnings from continuing operations per share computation, as their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2008	2007	2006
	(Thousands)
Weighted average number of stock options and SARs excluded
due to the exercise price exceeding the average fair value of our
Common Stock during the period	7,068	10,905	16,830
Shares issuable upon conversion of our convertible debt	-	-	-
Total common stock equivalents excluded from diluted net
income (loss) from continuing operations per share computation	7,068	10,905	16,830

There were no transactions subsequent to December 31, 2008, which, had they occurred prior to January 1, 2009, would have changed materially the number of shares in the basic or diluted earnings per share computations.

Note 16 — Operating Segment Information

As a result of the divestitures discussed in Note 2 to our Consolidated Financial Statements and other organizational changes made in 2007, our management structure and responsibilities, as well as our management reporting methods, changed, leading to elimination of our reportable segments as defined by SFAS 131. We will continue to present enterprise-wide disclosure information as required by SFAS 131.

Enterprise Wide Disclosures

The following table sets forth revenues from external customers by our principal product lines (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Product revenues:
Eagle and other signaling products	$256,733	$241,324	$253,385
Number portability products	41,827	26,070	27,550
Performance management and
monitoring products	21,855	36,306	48,235
Total product revenues	320,415	303,700	329,170
Warranty revenues	73,822	71,554	67,499
Professional and other services
revenues	66,327	56,546	46,677
Total revenues	$460,564	$431,800	$443,346

We conduct business in a number of foreign countries and are organized into three geographic territories. The three territories are: (1) North America, comprised of the United States and Canada, (2) "EAAA," comprised of Europe and the Middle East, Asia Pacific (including China and India), Africa and Australia and (3) "CALA," comprised of South and Central America (including Mexico) and the Caribbean. Revenue is attributed to a particular geographic region based on where the products are shipped or where the services are performed. The following table sets forth revenues from external customers by geographic territory:

	Revenues from External Customers
	by Geographic Territory
	For the Years Ended December 31,
	2008	2007	2006
	(Thousands)
North America(1)	$181,467	$184,084	$236,806
EAAA	177,586	137,174	129,807
CALA(2)	101,511	110,542	76,733
Total revenues from external customers	$460,564	$431,800	$443,346
(1)	North America includes revenues in the United States of $163,724, $168,135 and $216,840 for 2008, 2007 and 2006, respectively.
(2)	For 2008, CALA includes revenues from Brazil of $50.9 million, or 11% of total revenue.

In 2008 sales to the Orange Group represented 10% of our revenues. In 2007, combined sales to the subsidiaries of Carso Global Telecom (Telefonos De Mexico and America Movil) represented 14% of our total revenues; sales to the merged AT&T entities represented 10% of our total revenues; and sales to the Orange Group represented 10% of our total revenues.

The following table sets forth, as of December 31, 2008 and 2007, our long-lived assets including net property and equipment, investment in privately held companies and other assets by geographic area:

	2008	2007
	(Thousands)
United States	$53,972	$48,758
Other	4,644	3,625
Total long-lived assets	$58,616	$52,383

Note 17 — Quarterly Financial Summary (Unaudited) (in thousands, except per share amounts)

The following tables present selected quarterly financial data for 2008 and 2007:

	Quarters
For the Year Ended December 31, 2008	First	Second	Third	Fourth
	(Thousands, except per share data)
Revenues	$118,243	$116,422	$105,996	$119,903
Gross profit	77,710	73,443	71,634	81,010
Income from continuing operations
before provision for income taxes(1)	19,723	15,497	14,559	16,831
Income (loss) from discontinued operations, net of taxes	1,618	-	3,755	1,096
Net income (loss)	13,481	15,318	12,373	13,867

Earnings per share from continuing operations:
Basic	$0.18	$0.23	$0.13	$0.19
Diluted	0.17	0.22	0.13	0.19
Earnings (loss) per share from discontinued operations:
Basic	$0.02	$-	$0.06	$0.02
Diluted	0.02	-	0.06	0.02
Earnings (loss) per share:
Basic	$0.20	$0.23	$0.19	$0.21
Diluted	0.19	0.22	0.19	0.21

Weighted average number of shares outstanding:
Basic	67,517	65,638	65,961	66,113
Diluted	74,199	71,953	66,763	66,521

	Quarters
For the Year Ended December 31, 2007	First	Second	Third	Fourth
	(Thousands, except per share data)
Revenues	$108,793	$109,984	$97,797	$115,226
Gross profit	56,304	62,618	63,843	70,358
Income from continuing operations
before provision for income taxes(2)	4,811	5,290	12,092	13,779
Income (loss) from discontinued operations, net of taxes	(53,472)	(11,547)	2,444	348
Net income (loss)	(50,472)	(7,774)	12,503	10,407

Earnings per share from continuing operations:
Basic	$0.04	$0.05	$0.14	$0.15
Diluted	0.04	0.05	0.14	0.14
Earnings (loss) per share from discontinued operations:
Basic	$(0.78)	$(0.17)	$0.03	$0.01
Diluted	(0.76)	(0.16)	0.03	0.00
Earnings (loss) per share:
Basic	$(0.73)	$(0.11)	$0.18	$0.15
Diluted	(0.72)	(0.11)	0.17	0.15

Weighted average number of shares outstanding:
Basic	68,914	69,938	70,830	68,443
Diluted	70,248	71,151	77,829	75,235

(1)

IPR&D charges resulting from acquisitions were $2.7 million and $3.0 million for the three months ended March 31, 2008 and December 31, 2008. Restructuring charges for the three months ended March 31, 2008, June 30, 2008, and December 31, 2008 were ($0.1) million, $0.3 million, and $0.9 million, respectively.

(2)

IPR&D charges resulting from acquisitions were $0.4 million for the three months ended December 2007. Restructuring charges for the three months ended June 30, 2007, September 30, 2007 and December 31, 2007 were $2.5 million, $2.3 million and $1.8 million, respectively.

EXHIBIT INDEX

Exhibit
Number	Description

2 .1*

Stock Purchase Agreement dated as of December 15, 2008, by and among the Registrant, Tekelec International, SPRL, mBalance Holding B.V., J.M. van Ouwerkerk, E.J.L. Nooren, MVO Consulting B.V., Nooren Consulting B.V. and WD-IT Holding B.V. (certain schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish a copy of any such schedule supplementally to the Commission upon request)      PDF as a courtesy

10.7	Fourth Amendment to Credit Agreement dated as of December 11, 2008, between Wells Fargo Bank, National Association, and the Registrant PDF as a courtesy
10.9

First Amendment to Credit Agreement dated as of December 10, 2008, by and among the Registrant, Tekelec International, SPRL, the lenders from time to time parties thereto, and Wachovia Bank, National Association      PDF as a courtesy

10.12	Summary of Compensation for the Non-Employee Members of the Registrant's Board of Directors and its Committees PDF as a courtesy
10.26	Managing Director Agreement dated August 22, 2008 between Tekelec Germany GmbH and Wolrad Claudy PDF as a courtesy
14.1	Code of Business Conduct for Employees, Officers and Directors PDF as a courtesy
21.1	Subsidiaries of the Registrant PDF as a courtesy
23.1	Consent of PricewaterhouseCoopers LLP PDF as a courtesy
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy

*

Certain portions of this exhibit have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.