Form 10-Q
period 2009-03-31
TEKELEC
filed 2009-05-07
CIK 790705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
YES    ☒        NO    ☐

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☐     NO  ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      As of April 30, 2009, there were 66,563,770 shares of the registrant's common stock, without par value, outstanding.

Note: PDF provided as a courtesy

TEKELEC
TABLE OF CONTENTS
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TEKELEC
Unaudited Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2009	2008
ASSETS	(Thousands, except share data)
Current assets:
Cash and cash equivalents	$231,554	$209,441
Accounts receivable, net	136,273	171,630
Inventories	26,233	23,704
Deferred income taxes	44,253	44,253
Deferred costs and prepaid commissions	50,043	56,588
Prepaid expenses and other current assets	10,581	11,061
Total current assets	498,937	516,677
Long-term trading securities, at fair value	91,634	87,198
Put right, at fair value	11,166	18,738
Property and equipment, net	36,023	34,904
Investments in privately-held companies	22,297	22,297
Deferred income taxes, net	69,676	71,287
Other assets	1,252	1,415
Goodwill	40,778	41,741
Intangibles assets, net	35,120	37,703
Total assets	$806,883	$831,960

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,680	$25,308
Accrued expenses	30,685	30,723
Accrued compensation and related expenses	25,477	40,953
Current portion of deferred revenues	178,532	201,838
Income taxes payable	1,732	7,300
Liabilities of discontinued operations	-	184
Total current liabilities	265,106	306,306
Deferred income taxes	6,663	7,071
Long-term portion of deferred revenues	7,377	7,591
Other long-term liabilities	7,020	6,146
Total liabilities	286,166	327,114

Commitments and Contingencies (Note 9)

Shareholders' equity:
Common stock, without par value, 200,000,000 shares authorized; 66,528,436 and 66,139,690 shares issued and outstanding, respectively	314,160	309,550
Retained earnings	206,783	194,418
Accumulated other comprehensive income (loss)	(226)	878
Total shareholders' equity	520,717	504,846
Total liabilities and shareholders' equity	$806,883	$831,960

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2009	2008
	(Thousands, except per share data)
Revenues	$116,658	$118,243
Cost of sales:
Cost of goods sold	40,349	39,946
Amortization of purchased technology	1,517	587
Total cost of sales	41,866	40,533
Gross profit	74,792	77,710
Operating expenses:
Research and development	25,852	24,408
Sales and marketing	17,296	18,204
General and administrative	13,423	14,257
Restructuring and other	-	(50)
Acquired in-process research and development	-	2,690
Amortization of intangible assets	318	109
Total operating expenses	56,889	59,618
Income from operations	17,903	18,092
Other income (expense), net:
Interest income	370	3,281
Interest expense	(55)	(1,132)
Loss on sale of investments	-	(2)
Unrealized gain on ARS portfolio and Put right, net	1,114	-
Other expense, net	(1,418)	(516)
Total other income, net	11	1,631
Income from continuing operations before provision for income taxes	17,914	19,723
Provision for income taxes	5,549	7,860
Income from continuing operations	12,365	11,863
Income from discontinued operations, net of taxes	-	1,618
Net income	$12,365	$13,481

Earnings per share from continuing operations:
Basic	$0.19	$0.18
Diluted	0.18	0.17

Earnings per share from discontinued operations:
Basic	$-	$0.02
Diluted	-	0.02

Earnings per share:
Basic	$0.19	$0.20
Diluted	0.18	0.19

Weighted average number of shares outstanding -
continuing operations:
Basic	66,285	67,517
Diluted	66,869	74,199

Weighted average number of shares outstanding:
Basic	66,285	67,517
Diluted	66,869	74,199

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	March 31,
	2009	2008
	(Thousands)

Net income	$12,365	$13,481
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,104)	1,294
Net unrealized loss on available-for-sale securities, net of income taxes	-	(2,673)
Comprehensive income	$11,261	$12,102

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2009	2008
	(Thousands)
Cash flows from operating activities:
Net income	$12,365	$13,481
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	-	(1,618)
Loss on sale of investments	-	2
Unrealized gain on ARS portfolio and Put right, net	(1,114)	-
Provision for doubtful accounts and returns	-	416
Provision for warranty	5,000	-
Inventory write downs	810	1,403
Loss on disposals of fixed assets	51	-
Depreciation	4,574	4,137
Amortization of intangibles	1,835	696
Amortization, other	188	327
Acquired in-process research and development	-	2,690
Deferred income taxes	1,014	5,182
Stock-based compensation	3,312	3,128
Excess tax benefits from stock-based compensation	(148)	(317)
Changes in operating assets and liabilities:
Accounts receivable	35,857	16,169
Inventories	(3,324)	(3,420)
Deferred costs	6,706	5,331
Prepaid expenses and other current assets	561	2,820
Accounts payable	487	(24,062)
Accrued expenses	(5,179)	9,568
Accrued compensation and related expenses	(16,709)	(12,729)
Deferred revenues	(24,132)	11,599
Income taxes receivable/payable	(1,401)	3,631
Total adjustments	8,388	24,953
Net cash provided by operating activities - continuing operations	20,753	38,434
Net cash used in operating activities - discontinued operations	(184)	(889)
Net cash provided by operating activities	20,569	37,545
Cash flows from investing activities:
Proceeds from sales and maturities of investments	4,250	710,823
Purchases of investments	-	(584,524)
Purchases of property and equipment	(6,000)	(1,834)
Payments related to acquired in-process research and development	-	(2,690)
Other non-operating assets	-	(38)
Net cash provided by (used in) investing activities	(1,750)	121,737
Cash flows from financing activities:
Payments for repurchase of common stock	-	(13,444)
Proceeds from issuance of common stock	2,368	758
Excess tax benefits from stock-based compensation	148	317
Net cash provided by (used in) financing activities	2,516	(12,369)
Effect of exchange rate changes on cash	778	247
Net change in cash and cash equivalents	22,113	147,160
Cash and cash equivalents, beginning of period	209,441	105,550
Cash and cash equivalents, end of period	$231,554	$252,710

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Changes in Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Tekelec and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X.

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

We operate under a thirteen-week quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 are for the thirteen weeks ended April 3, 2009 and March 28, 2008, respectively.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the Financial Accounting Standards Board ("FASB") issued Staff Position No. FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1"). This FSP amends FASB Statement No. 107 "Disclosures about Fair Value of Financial Instruments" to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Prior to this FSP, fair value for these assets and liabilities was only disclosed annually. An entity is also required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe the changes in methods and significant assumptions, if any, during the period. FSP 107-1 also amends APB Opinion No. 28 "Interim Financial Reporting" to require those disclosures in summarized financial information at interim periods. The FSP is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We will adopt FSP 107-1 beginning our second fiscal quarter of 2009. Because FSP 107-1 only requires additional disclosures, we do not expect its adoption to have a significant impact on our consolidated financial position, results of operations, or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued Staff Position No. 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2"). This FSP amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 also expands and increases the frequency of existing disclosure about other-than-temporary impairments for debt and equity securities. In addition, it requires that the annual disclosures in SFAS 115 and FSP 115-2 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," be made for interim periods. The FSP also requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period. The FSP is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We will adopt FSP 115-2 beginning in our second fiscal quarter of 2009. We do not expect its adoption to have a significant impact on our consolidated financial position, results of operations, or cash flows.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In April 2009, the FASB issued Staff Position No. FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No.157 "Fair Value Measurements" ("SFAS 157"), when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. In those cases, further analysis of transactions or quoted prices is required, and a significant adjustment may be necessary to estimate fair value in accordance with SFAS 157. The FSP 157-4 also amends SFAS 157 to require disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We will adopt the FSP 157-4 beginning our second fiscal quarter of 2009, and we do not expect the adoption of FSP 157-4 to have significant impact on our consolidated financial position, results of operations, or cash flows.

Note 2 — Acquisitions and Dispositions

Acquisition of mBalance

In December 2008, we acquired mBalance Group B.V. ("mBalance") whose software has historically been an important element of our mobile messaging product family. mBalance products and services include Message Routing, Message Security, Application Gateway, Active Message Store, and a 2G-3G Message Gateway. Under the terms of the acquisition agreement, we acquired 100% of mBalance's stock for (i) approximately $39.5 million in cash at closing, of which approximately $8.0 million was placed into escrow with a third party escrow agent for up to two years following the closing date for the satisfaction of any indemnification claims made by us under the share purchase agreement, and (ii) a working capital adjustment of approximately $3.6 million that was paid by us in the first quarter of 2009. The purchase price is subject to a potential adjustment of up to an additional $18.9 million (based on the period end Euro to US Dollar exchange rate) in cash consideration payable upon achieving certain mobile messaging order targets over the two annual periods commencing on the closing date and ending on December 31, 2010. Payment of this additional consideration would result in an increase of goodwill recorded in connection with this acquisition. The transaction resulted in recording net tangible assets at fair value of $5.3 million and intangible assets and goodwill at fair value of $45.5 million. As of December 31, 2008, the purchase price allocation was preliminary as we were awaiting the receipt of certain information from income tax return filings in order to finalize the purchase accounting. In the first quarter of 2009, we obtained this information, resulting in an adjustment to increase income taxes receivable by approximately $0.5 million, with a corresponding reduction in goodwill.

Included in the net tangible assets acquired from mBalance was approximately $1.0 million related to certain severance and associated costs accrued by us upon acquisition. This restructuring liability is included in accrued expenses in the accompanying unaudited condensed consolidated balance sheets. During the first quarter of 2009, cash payments of $0.3 million were made with respect to these obligations. We currently expect to settle the remaining obligations during 2009.

Acquisition of Estacado Systems

In January 2008, we acquired substantially all of the assets of Estacado Systems, LLC ("Estacado") for approximately $4.4 million, consisting of $2.7 million of cash at closing and an obligation to pay an additional $1.7 million of contingent consideration, as discussed further below. We acquired Estacado in order to extend our depth in SIP-based intellectual property and to accelerate the development of the next generation and IP Multimedia Subsystem solutions for our customers. We allocated the initial payment of approximately $2.7 million to two technology projects under development ("In-Process Research and Development" or "IPR&D" projects) which we determined had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded the amount allocated to these IPR&D projects as an expense under the caption "Acquired in-process research and development" in the accompanying unaudited condensed consolidated statement of operations for the first quarter of 2008.

The purchase price also included approximately $1.7 million of consideration contingent upon the continued employment, by Tekelec, of certain former key employees of Estacado for a period of two years following the acquisition. This consideration is being paid to Estacado in four equal installments semi-annually, beginning in July 2008. We accrue this compensation expense quarterly based on our assessment of whether or not it is probable that Estacado will be eligible for the payout. The unaudited condensed consolidated statements of operations for the three months ended March 31, 2009 and March 31, 2008 include approximately $0.2 million and $0.1 million of compensation expense related to this agreement, respectively.

Disposition of SSG

In March 2007, we sold our Switching Solutions Group business ("SSG") to GENBAND Inc. ("Genband"). We account for our equity interest in Genband using the cost method and this investment is included under the caption "Investments in privately-held companies" in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008.

Included in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2008 are certain liabilities incurred in connection with the disposition of SSG and certain liabilities of SSG retained by us. These liabilities are included under the caption "Liabilities of discontinued operations" and consist primarily of the remaining restructuring liability associated with the restructuring activities discussed above, and certain liabilities incurred prior to the disposition and retained by us in accordance with the terms of our agreement with Genband.

Note 3 — Restructuring and Other Costs

The following table provides a summary of our restructuring activities and the remaining obligations as of March 31, 2009 (in thousands):

	Severance
	Costs and	Facility
	Related	Exit Costs
	Benefits	and Other	Total

Restructuring obligations, December 31, 2008	$1,469	$184	$1,653
Cash payments	(798)	(184)	(982)
Restructuring obligations, March 31, 2009	$671	$-	$671

Restructuring obligations are included in "Accrued expenses" and "Liabilities of discontinued operations" in the accompanying unaudited condensed consolidated balance sheets. We anticipate settling our remaining severance obligations during 2009; however, this is based on our current best estimate. We will continue to review the status of our restructuring activities quarterly and, if appropriate, record changes in our restructuring obligations in current operations based on our most current estimates.

Note 4 — Fair Value of Financial Instruments

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, long-term investments, and foreign currency forward contracts. The following table sets forth our financial instruments carried at fair value as of March 31, 2009 and December 31, 2008 (in thousands):

	Financial Instruments
	Carried at Fair Value
	March 31,	December 31,
	2009	2008
Assets:
Cash equivalents	$231,554	$209,441
Long-term trading securities	91,634	87,198
Put right	11,166	18,738
Total assets	$334,354	$315,377

Liabilities:
Foreign currency forward contracts	$-	$-

The following table sets forth our financial instruments carried at fair value within the SFAS 157 hierarchy and using the lowest level of input as of March 31, 2009 (in thousands):

	Financial Instruments
	Carried at Fair Value
	Quoted prices	Significant other	Significant
	in active markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$231,554	$-	$-	$231,554
Long-term trading securities, at fair value	-	-	91,634	91,634
Put right, at fair value	-	-	11,166	11,166
Total assets	$231,554	$-	$102,800	$334,354

Liabilities:
Foreign currency forward contracts	$-	$-	$-	$-

We entered into our foreign currency forward contracts on the last day of our fiscal quarter; therefore, the fair value is not significant as of March 31, 2009.

The following table sets forth a summary of changes in the fair value of our Level 3 financial assets for the three months ended March 31, 2009:

	Level 3
	Financial Assets
	Long-Term	Long-Term
	Auction Rate	Put
	Securities	Right
Balance, beginning of period	$87,198	$18,738
Transfers to Level 3	-	-
Purchases and receipts	-	-
Redemptions	(4,250)	-
Realized gain on sales	-	-
Unrealized gains (losses) on securities held at period end (1)	8,686	(7,572)
Balance, end of period	$91,634	$11,166

(1)	Included in Other income (expense), net in the accompanying unaudited consolidated condensed statement of operations.

We measure certain assets, including investments in privately held companies accounted for under the cost method, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than temporarily impaired. As of March 31, 2009, there have been no identified events or changes in circumstances noted that may have a significant adverse effect on the fair value of our investments in private companies.

In February 2008, the FASB issued FASB Staff Position SFAS 157-2 "Effective Date of FASB Statement No. 157" ("FSP 157-2"). SFAS 157-2 delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized and disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, we adopted SFAS 157 for all nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal year 2009.

As discussed above, the provisions of SFAS 157 are now applicable to nonfinancial assets and liabilities, including but not limited to, intangible assets, goodwill and restructuring obligations accounted for under SFAS 146. We perform our annual impairment test for intangible assets and goodwill on October 1st, and nothing has come to our attention that would require us to perform this test in the first quarter of 2009. Accordingly, as of March 31, 2009 we do not have any required non-recurring measurement disclosures for these nonfinancial assets.

Beginning in February 2008 and continuing through March 31, 2009, we witnessed failed auctions in our ARS portfolio, resulting in our inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer. All of our ARS are AAA, AA or A rated by one or more of the major credit rating agencies. All of these securities are collateralized by student loans. At March 31, 2009, on a weighted average basis, approximately 93% of the underlying student loan collateral was issued under the Federal Family Education Loan Program ("FFELP"). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government. At of March 31, 2009 and December 31, 2008 we held $91.6 million and $87.2 million of ARS, respectively, recorded at estimated fair value. These estimated fair values represent declines of $12.0 million and $20.7 million below our cost basis, respectively.

On October 31, 2008, we accepted an offer from UBS for auction rate securities rights related to our ARS portfolio (the "Put right"). Under the terms of this offer, UBS has the right, at its discretion, to purchase these securities from us at par value which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time until July 2, 2012, and we have the right, at our discretion, to require UBS to purchase the securities at par value plus accrued interest at any time between June 30, 2010 and July 2, 2012. As of March 31, 2009 and December 31, 2008, the estimated fair value of the Put right is $11.2 million and $18.7 million, respectively and is included in the caption "Put right, at fair value" in the accompanying unaudited condensed consolidated balance sheets.

Prior to the acceptance of the Put right, our ARS portfolio was classified as available-for-sale securities and was accounted for at fair value with any decline in value being reflected in accumulated other comprehensive income, a component of shareholder's equity. Because the Put right allows us to sell our ARS securities at par within a relatively short time horizon (approximately eighteen months to three and a half years) and provides UBS with the ability to require us to sell the securities to them at any time between acceptance of the Put right through July 2012, we no longer anticipate holding these investments to the earlier of maturity or redemption by the issuer. Specifically, we intend to exercise the Put right and require UBS to repurchase our ARS at par at the earliest possible time, June 2010. Due to these changing and unforeseen circumstances, we reclassified our ARS from available-for-sale to trading in the fourth quarter of 2008.

In order to offset future changes in the ARS portfolio's fair value, we have elected fair value option for the UBS Put under FAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). Changes in the fair value of the Put right are recorded in the current period earnings and included in "Unrealized gain (loss) on ARS portfolio and Put right, net" in our unaudited condensed consolidated statement of operations. We believe that this election does not affect the accounting for our other financial instruments.

Note 5 — Derivative Instruments and Hedging Activities

Effective January 1, 2009, we adopted SFAS 161 "Disclosures and Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 161 requires enhanced disclosure regarding derivative instruments and hedging activities.

We operate internationally and thus are exposed to potential adverse changes in currency exchange rates. We use derivative instruments (principally foreign currency exchange contracts) to reduce our exposure to foreign currency rate changes on receivables denominated in a foreign currency. The foreign exchange contracts require us to exchange currencies at rates agreed upon at the contract's inception. In addition to these foreign exchange contracts, certain of our customer contracts contain provisions that require our customers to assume the foreign currency risk related to the applicable transactions. The objective of these contracts is to reduce or eliminate, and efficiently manage, the economic impact of currency exchange rate movements on our operating results as effectively as possible. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the contracts.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. We do not designate our derivative instruments as accounting hedges as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and, accordingly, we adjust these instruments to fair value through operations (i.e., included in "other income (expense), net"). We do not hold or issue financial instruments for speculative or trading purposes.

We constantly monitor our exposure to foreign currency fluctuations. We enter into multiple forward contracts throughout a given month to match and mitigate our changing exposure to foreign currency fluctuations. Our exposure to foreign currency fluctuations is principally due to receivables generated from sales denominated in foreign currencies and our remeasurement of international subsidiaries. Our exposure fluctuates as we generate new sales in foreign currencies and as existing receivables related to sales in foreign currencies are collected. Additionally, our exposure related to remeasurement of our subsidiaries' financial statements fluctuates with the underlying activity in those entities. Our foreign currency forward contracts generally will have terms of only one month or less and typically end on the last fiscal day of any given month. We then immediately enter into new foreign currency forward contracts.

The following table shows the notional contract values in local currency and US Dollars of the foreign exchange forward contracts outstanding as of March 31, 2009, grouped by underlying foreign currency:

	Contracts Outstanding as of March 31, 2009
	In Local Currency		In US Dollars
Euros ("EUR") (contracts to pay EUR/receive US$)	(EUR)	28,600,000	$38,569,960
Indian rupees ("INR") (contracts to pay INR/receive US$)	(INR)	280,000,000	5,546,751
British pound ("GBP") (contracts to pay GBP/receive US$)	(GBP)	2,500,000	3,709,000
Singapore dollars ("SGD") (contracts to pay SGD/receive US$)	(SGD)	3,400,000	2,251,507
Malaysian ringgits ("MYR") (contracts to pay MYR/receive US$)	(MYR)	6,100,000	1,702,056
Australian dollars ("AUD") (contracts to pay AUD/receive US$)	(AUD)	1,000,000	707,500
Canadian dollars ("CAD") (contracts to pay CAD/receive US$)	(CAD)	809,000	657,456
Total			$53,144,230

The following table shows the average notional contract value in the underlying currency and US Dollars of foreign exchange forward contracts outstanding during the three months ended March 31, 2009, grouped by underlying foreign currency:

	Average Contracts Outstanding
	during the three months ended March 31, 2009
	In Local Currency		In US Dollars
Euros ("EUR") (contracts to pay EUR/receive US$)	(EUR)	38,170,968	$50,127,439
Indian rupees ("INR") (contracts to pay INR/receive US$)	(INR)	213,600,000	4,258,397
British pound ("GBP") (contracts to pay GBP/receive US$)	(GBP)	773,118	1,156,376
Singapore dollars ("SGD") (contracts to pay SGD/receive US$)	(SGD)	65,054	43,005
Malaysian ringgits ("MYR") (contracts to pay MYR/receive US$)	(MYR)	721,505	196,381
Australian dollars ("AUD") (contracts to pay AUD/receive US$)	(AUD)	570,968	374,778
Canadian dollars ("CAD") (contracts to pay CAD/receive US$)	(CAD)	1,505,376	1,223,794
Brazilian reais ("BRL") (contracts to pay BRL/receive US$)	(BRL)	1,929,032	817,705
Total			$58,197,875

As of March 31, 2009, all of our derivative instruments are maintained with Wells Fargo Bank and potentially subject us to a concentration of credit risk, which may result in credit related losses in the event of the bank's nonperformance. We mitigate this risk by monitoring Wells Fargo's credit ratings published by major rating firms (Fitch, Standard & Poor's, and Moody's). In addition, we monitor Wells Fargo's Credit Default Swap spread on a quarterly basis to assess the bank's default risk relative to its peers.

As discussed above, our foreign currency forward contracts are structured to expire on the last day of the month, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends. Because of the short duration of these contracts, their fair value was not significant as of March 31, 2009 and December 31, 2008.

The table below provides a summary of the effect of derivative instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 (in thousands):

		Amount of Gain or (Loss)
		Recognized in Results
		of Operations
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Results	Three months ended
under SFAS No. 133	of Operations	March 31, 2009	March 31, 2008
Foreign currency forward contracts	Other income/(expense), net	$1,364	$(2,533)

The above gain or loss on the derivative instruments is generally offset or partially offset by a corresponding gain or loss on the underlying hedged transaction (e.g., customer accounts receivable). The gain or loss on both the derivative instrument and the corresponding hedged transaction are reflected in "other income/expense, net" in the accompanying unaudited condensed consolidated statements of operations.

Note 6 — Financial Statement Details

Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Accounts receivable	$142,868	$178,221
Less: Allowance for doubtful accounts and sales returns	6,595	6,591
	$136,273	$171,630

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$21,209	$18,592
Work in process	64	78
Finished goods	4,960	5,034
Total inventories	$26,233	$23,704

Warranty liability reserve

An analysis of changes in the liability for product warranty costs for the three months ended March 31, 2009 is as follows (in thousands):

Balance at December 31, 2008	$2,602
Current period provision, net	5,000
Expenditures	(352)
Balance at March 31, 2009	$7,250

In the second quarter of 2008, we incurred a $2.8 million warranty charge for a Class A warranty event related to our performance management and monitoring product line.  Based on our experience with customers, along with additional benchmarking of the performance of our product, we have now determined that the associated costs will be higher than originally anticipated. Accordingly, we have revised our cost estimates and recorded an additional charge of $5.0 million in the first quarter of 2009. This additional charge of $5.0 million is currently our best estimate of the additional costs required to address the warranty related issues. While the additional costs represent our current best estimate of the costs required to address these warranty items, we are continuing our benchmarking studies related to the product's performance and are currently developing additional software functionality intended to improve the hardware requirements for our larger installations. If we are successful in developing this software solution and in a timeframe that meets existing customers' needs for improved performance and/or if our benchmarking exercises yield new information, our estimated costs may be lowered or raised as new information comes available. Accordingly, the current estimate related to additional hardware and associated costs are reasonably likely to change over the next twelve months as new information from these activities becomes available.

Note 7 — Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Purchased technology	$41,941	$42,490
Customer relationships	5,521	5,730
Non-compete contracts	-	240
	47,462	48,460
Less: accumulated amortization	(12,342)	(10,757)
Total intangible assets, net	$35,120	$37,703

For the three months ended March 31, 2009, we recorded a decrease of approximately $0.8 million to intangible assets as a result of currency translation related to our foreign subsidiaries whose functional currency is not the US dollar.

Goodwill

As required by SFAS 142, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of certain events in accordance with the provisions of SFAS 142.

The changes in the carrying amount of goodwill for the three months ended on March 31, 2009 are as follows (in thousands):

Balance at December 31, 2008	$41,741
Adjustment related to acquisition of mBalance	(447)
Effect of exchange rate changes	(516)
Balance at March 31, 2009	$40,778

In connection with our acquisition of mBalance in December 2008, in the first quarter of 2009 we recorded an additional income tax receivable related to certain research and development activities conducted prior to our acquisition of mBalance. This tax credit has been recorded in "Income Tax Receivable" in our unaudited condensed consolidated balance sheet, and is expected to be refunded to us in 2009. As this related to pre-acquisition transactions, we have reduced the goodwill associated with the purchase of mBalance by a corresponding amount.

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

We conduct business globally, and as a result, one or more of our subsidiaries file income tax returns in various domestic and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. During 2008, the Internal Revenue Service ("IRS") completed an examination of tax years 2004 through 2006 and therefore, tax years prior to 2007 are generally no longer subject to adjustment. For our U.S. state tax returns, we are generally no longer subject to examination of tax years prior to 2004 although several jurisdictions have examined income tax filings through 2006. We are currently under examination by the New York State Department of Taxation and Finance for tax years 2004 and 2005. Our foreign income tax returns are generally no longer subject to examination for tax periods 2003 and prior.

With respect to tax years that remain open to federal, state and foreign examination, we believe that we have made adequate provision in the accompanying unaudited condensed consolidated financial statements for any potential adjustments the IRS or other taxing authority may propose with respect to income tax returns filed. We may, however, receive an assessment related to the audit of our U.S. federal, state or foreign income tax returns that exceeds amounts provided for by us. In the event of such an assessment, there exists the possibility of a material adverse impact on our results of operations for the period in which the matter is ultimately resolved or an unfavorable outcome is determined to be more likely than not to occur.

For the three months ended March 31, 2009, our effective tax rate was 31%. The first quarter effective rate differs from the statutory rate of 35% primarily due to the recognition of certain previously unrecognized tax benefits of approximately $0.9 million associated with the settlement of two state examinations for the 2004 through 2006 tax years.

Primarily as a result of the disposition of our former SSG business unit in early 2007, a significant number of employee stock options expired unexercised during 2007, resulting in the exhaustion of our "pool of windfall tax benefits" as of December 31, 2007 under SFAS 123R. As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under SFAS 123R will negatively impact our effective tax and increase its volatility, resulting in a reduction of our earnings. SFAS 123R requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs. For the three months ended March 31, 2008, we recorded a discrete item of approximately $1.6 million in the provision for income taxes related to stock-based compensation pursuant to SFAS 123R. We did not have a similar discrete item during the three months ended March 31, 2009.

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

Note 10 — Stock-Based Compensation

Summary of Restricted Stock Unit Activity

In the first quarter of 2009, our Compensation Committee approved grants for 905,775 Restricted Stock Units ("RSUs") to our executive and senior level employees. These RSUs included 470,625 RSUs containing performance-based conditions. This number represents the maximum number of shares the employees may receive under the grants. The final number of performance RSUs, if any, that would become earned and eligible for a three year service-based vesting is based on the extent to which the Company achieves certain revenue objectives for fiscal year 2009.

The following table sets forth a summary of RSU activity under our equity incentive plans for the three months ended March 31, 2009:

		Weighted
		Average
	Shares	Grant Date
	(thousands)	Fair Value
Outstanding as of December 31, 2008	1,654	$13.62
Awarded	906	12.26
Released	(254)	12.66
Forfeited	(24)	12.53
Outstanding as of March 31, 2009	2,282	$13.20

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Three months ended March 31, 2009
Cost of goods sold	$139	$87	$226
Research and development	278	259	537
Sales and marketing	229	511	740
General and administrative	672	1,137	1,809
Total continuing operations	$1,318	$1,994	$3,312

Three months ended March 31, 2008
Cost of goods sold	$297	$74	$371
Research and development	558	104	662
Sales and marketing	465	282	747
General and administrative (1)	791	557	1,348
Total	$2,111	$1,017	$3,128

(1)

Included in the general and administrative expense amount is the reversal of approximately $0.2 million of stock-based compensation expense resulting from the revision of our 2007 restructuring activities estimate.

Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended March 31, 2009 and 2008 such that expense was recorded only for those stock-based awards that are expected to vest.

Note 11 — Operating Segment Information

We consider ourselves to be in a single reportable segment under SFAS 131, specifically the development and sale of signaling telecommunications and related value added applications and services.

Enterprise-Wide Disclosures

The following table sets forth, for the periods indicated, revenues from external customers by our principal product lines (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Product revenues:
Eagle and other signaling products	$61,605	$76,784
Number portability products	7,971	3,374
Performance management and
monitoring products	10,122	3,853
Total product revenues	79,698	84,011
Warranty revenues	21,267	17,435
Professional and other services revenues	15,693	16,797
Total revenues	$116,658	$118,243

  We conduct business in a number of foreign countries and are organized into three geographic regions. The three regions are: (1) North America, comprised of the United States and Canada, (2) "EAAA," comprised of Europe and the Middle East, Asia Pacific (including China and India), Africa and Australia, and (3) "CALA," comprised of the Caribbean, South and Central America, including Mexico. Revenue is attributed to a particular geographical region based on where the products are shipped or where the services are performed. The following table sets forth, for the periods indicated, revenues from external customers by geographic region (in thousands):

	Revenues from External Customers By Geographic Region For the Three Months Ended
	March 31,
	2009	2008
North America(1)	$41,087	$55,588
EAAA	44,263	46,101
CALA	31,308	16,554
Total revenues from external customers	$116,658	$118,243

(1)	North America includes revenues in the United States of $36,754 and $54,211 for the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009, sales to Carso Global Telecom (Telefonos De Mexico and America Movil) represented 19% of our revenues, and sales to AT&T represented 12% of our revenues. For the three months ended March 31, 2008, sales to AT&T represented 16% of our revenue, sales to Verizon represented 13% of our revenues, and sales to the Orange Group represented 10% of our revenues.

The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment, investment in a privately held company and other assets by geographic region (in thousands):

	Long-Lived Assets
	By Geographic Region
	March 31,	December 31,
	2009	2008
United States	$55,570	$53,972
Other	4,002	4,644
Total long-lived assets	$59,572	$58,616

Note 12 — Earnings Per Share - Continuing Operations

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings from continuing operations per share computations for the three months ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	Income from
	Continuing
	Operations	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2009:
Basic income from continuing operations per share	$12,365	66,285	$0.19
Effect of dilutive securities	-	584
Diluted income from continuing operations per share	$12,365	66,869	$0.18

For the Three Months Ended March 31, 2008:
Basic income from continuing operations per share	$11,863	67,517	$0.18
Effect of dilutive securities	-	321
Effect of "if-converted" method applied to convertible debt	581	6,361
Diluted income from continuing operations per share	$12,444	74,199	$0.17

The computation of diluted earnings from continuing operations per share excludes unexercised stock options, and unvested restricted stock units. The following common stock equivalents were excluded from the earnings from continuing operations per share computation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Weighted average number of stock options and SARs excluded
due to the exercise price exceeding the average fair value of our
common stock during the period	6,367	8,655

There were no transactions subsequent to March 31, 2009, which, had they occurred prior to the end of our first quarter, would have changed materially the number of shares in the basic or diluted earnings from continuing operations per share computations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008. Historical results and percentage relationships among any amounts in the unaudited condensed consolidated financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview of Our Business and Products

We are a leading global provider of telecommunications network systems and software applications, which we design, develop, manufacture, market, sell and support. Our applications include: (i) high-performance, network-centric, mission-critical applications for signaling and session control; (ii) complementary applications that enable service providers to better measure, manage, and monetize the communication services they provide; and (iii) mobile messaging applications that enable mobile service providers to efficiently support their text-messaging growth with a high-performance, network-messaging solution. Our customers predominately include mobile or "wireless" communications operators and traditional landline or "wireline" telecommunications operators (collectively, "service providers"). Our applications enable our service provider customers to optimize their network efficiency and performance and to provide basic and enhanced voice and data services to their subscribers.

We derive our revenues from the sale or licensing of these telecommunications network systems and software applications and the related professional services (for example, installation and training services) and customer support, including customer post-warranty services. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer's credit standing and our history with the customer. As we continue to expand internationally, we expect that our payment terms will continue to lengthen, as a higher percentage of our billings and/or payment terms may be tied to the achievement of milestones, such as shipment, installation and customer service.

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

Internal Control and Corporate Governance

We consider our internal control over financial reporting a high priority and continually review all aspects of and make improvements in our internal control. Our executive management is committed to ensuring that our internal control over financial reporting is complete, effective and appropriately documented. In the course of our evaluation of our internal control, we seek to identify material errors or control problems and to confirm that the appropriate corrective actions, including process improvements, are being undertaken. We also seek to deal with any control matters in this evaluation, and in each case if a problem is identified, we consider what revision, improvement or correction to make in accordance with our ongoing procedures. Our continued objective is to maintain our internal control as a set of dynamic systems that change (including improvements and corrections) as conditions warrant.

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

Operating Environment and Key Factors Impacting our 2009 Results

The majority of our orders and revenue are derived from our EAGLE® 5 product line. The EAGLE® 5 product platform can accommodate: (i) SIGTRAN (SS7 over IP); (ii) TDM (SS7 over ATM or high speed links and SS7 over low speed links); and (iii) a number of other protocols and network applications.

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

While the transition to SIP-based architectures may be occurring more slowly than originally anticipated, this slower market adoption has been offset by continued demand for our SS7- and SIGTRAN-based products. Additionally, we believe that our SIP-based products, which support several SIP protocols, offer additional flexibility for our customers as they migrate towards SIP-enabled, next-generation networks. Should the transition to such networks accelerate, we believe our expertise, products and services may provide our customers with key components to successfully navigate this migration.

During the first quarter of 2009, our business was impacted by the global financial crisis and the deterioration in the general macroeconomic environment. The current global financial crisis includes, among other things: (i) significant reductions in available capital and liquidity from banks and other providers of credit; (ii) substantial reductions and/or fluctuations in equity and currency values worldwide; and (iii) concerns that the worldwide economy may enter into or has entered into a prolonged recessionary period. As anticipated, our customers delayed or reduced the size of their orders in response to the economic downturn, resulting in lower orders for the first quarter of 2009 as compared to the same period in 2008. Our revenues and income from operations, however, remained comparable as the majority of our revenues are derived from existing backlog and we continued to closely monitor our expenses in this difficult economic time. Our future revenues and operating performance could be negatively impacted if orders do not return to levels equal to or exceeding the orders obtained in the comparable period in 2008.

Recently we have experienced an increasing number of our customers requesting longer payment terms, lease or vendor financing arrangements, and/or longer terms for the letters of credit securing purchases of our products and services. In addition, as a result of significant fluctuations in foreign currency rates relative to the US dollar in the second half of 2008 and early 2009, we have experienced an increasing number of customers requesting assistance with addressing these currency issues. We expect this trend may continue into the future periods, and while we were not significantly affected by this trend in the past, it may affect our future cash flows negatively should the US dollar continue to strengthen.

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

In addition, our exposure to credit risk may increase as a result of the current global economic crisis, which may adversely affect service providers as the end-user demand for their services falls and/or they are experiencing difficulties in obtaining financing. We believe that the geographical diversity of our customers and the diversification within their customer bases, coupled with our strong financial position, afford some protection in the current environment; however we continue to closely monitor our credit exposures and seek additional ways to mitigate this exposure. Credit losses for customers we deem to pose substantial collection risks have been provided for in the accompanying financial statements. Historically, credit losses have been within management's expectations. Future losses, if incurred, however, could harm our business and have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Summary of Operating Results and Key Financial Metrics

The following is a summary of our performance relative to certain key financial metrics for our continuing operations as of, and for the three months ended, March 31, 2009 compared to the three months ended March 31, 2008 (in thousands, except earnings per share):

	Three Months Ended March 31,
	2009	2008
Statement of operations statistics:
Orders	$67,954	$82,402
Revenues	$116,658	$118,243
Operating income	$17,903	$18,092
Diluted earnings per share	$0.18	$0.17
Cash flows from operations for continuing operations	$20,753	$38,434

	March 31,	December 31,
	2009	2008
Balance sheet statistics:
Cash and cash equivalents	$231,554	$209,441
Accounts receivable, net	$136,273	$171,630
Backlog	$359,264	$412,062
Deferred revenue	$185,909	$209,429
Working capital	$233,831	$210,371
Shareholders' equity	$520,717	$504,846

Orders decreased by 18% on a year-over-year basis from $82.4 million in the first quarter of 2008 to $68.0 million in the first quarter of 2009. Our first quarter results, and in particular orders, are typically impacted by our customers' capital spending plans and patterns which tend to result in lower orders in the first half of the year as companies finalize their capital spending plans, and higher orders in the second half of the year as companies strive to fully utilize their capital budgets. This trend appears to be particularly pronounced in the current economic environment, as carriers appear to be very cautious about committing to capital expenditures given the overall market uncertainty.

While it is difficult for us to determine the extent to which the current economic environment will affect the timing or size of our customers' orders in 2009, we believe that our order input for the next several quarters may continue to be negatively impacted. In particular, many service providers have estimated that they will reduce capital spending in 2009 versus 2008, with the largest reductions expected to be made by wireline carriers. However, it is unclear how these capital reductions will impact us, as the volume of signaling traffic continues to grow. In addition, we believe that uncertainties in the financial markets, the lack of credit in the developing world, and the appreciation of the US dollar versus many currencies have negatively impacted and may continue to negatively impact orders throughout 2009. Despite the recent downturn in economic conditions, a review of our sales pipeline and discussions with our customers indicate that their capital expenditures may increase in the second half of 2009 from current levels, and accordingly we expect that orders may return to more normal levels in the second half of 2009.

Revenues remained relatively comparable, with a decrease of 1% to $116.7 million in the first quarter of 2009 from $118.2 million in the first quarter of 2008. Our 2009 revenues were negatively affected by the reduced product revenues from book-ship business (revenue recognized from orders received within the same quarter), particularly in the North American region, partially offset by the increase in revenues from number portability and performance management product lines as we achieved project completions and obtained acceptances from our customers.

Operating Income from Continuing Operations remained comparable between the first quarters of 2009 and 2008, in line with revenues, decreasing from $18.1 million in the first quarter of 2008 to $17.9 million in the first quarter of 2009.

Diluted Earnings per Share from Continuing Operations increased from $0.17 in the first quarter of 2008 to $0.18 in the first quarter of 2009 due primarily to the reduction of share count as a result of the repayment of convertible debt in the second quarter of 2008, as well as completion of a stock repurchase program in the third quarter of 2008.

Cash Flow from Operations for continuing operations decreased to $20.8 million in the first quarter of 2009 from $38.4 million in the first quarter of 2008, primarily due to a year-over-year reduction in deferred revenues as a result of the completion of several customer projects as discussed further below.

Cash and Cash Equivalents increased during the three months ended March 31, 2009 by $22.1 million, or 11%, primarily due to (i) cash inflow from operating activities of $20.8 million, (ii) proceeds from the sale of ARS securities of $4.3 million at par value, and (iii) proceeds from issuance of common stock under our equity compensation plans of $2.4 million. Partially offsetting these inflows were purchases of fixed assets of $6.0 million.

Accounts Receivable decreased by $35.4 million during the three months ended March 31, 2009 to $136.3 million primarily due to lower billings as a result of lower orders, including book ship orders, coupled with higher cash collections in the first quarter of 2009 as compared to the fourth quarter of 2008. Specifically, our first quarter collections are usually favorably impacted by the seasonality of our billings, as the fourth quarter of each year is typically our highest quarter of billings. This provides us with a larger base on which to collect in the first quarter of each year.

Backlog has decreased by $52.8 million, or 13%, from December 31, 2008 to March 31, 2009, principally due to the seasonality of orders resulting in a normal reduction in backlog during the first quarter, as revenues significantly exceed orders. Compounding the normal seasonality of orders is the current slowdown in the global economic environment, which, as discussed previously, negatively impacted the spending patterns of our customers and our orders. Also included in the decrease from December 31, 2008 was a $4.1 million decrease resulting from foreign currency fluctuations.

Deferred Revenue decreased by $23.5 million, or 11%, from $209.4 million as of December 31, 2008 to $185.9 million as of March 31, 2009, due primarily to the decline in our orders and billings in the first quarter of 2009 as discussed above. Additionally, a larger percentage of our revenues was derived from existing backlog and deferred revenues during the first quarter of 2009 compared to the first quarter of 2008 as a result of the reduction in the amount of book-ship business.

Working Capital increased by $23.4 million, or 11%, from $210.4 million as of December 31, 2008 to $233.8 million as of March 31, 2009, primarily due to (i) cash inflow from operating activities of $20.8 million, (ii) proceeds from the sale of ARS securities of $4.3 million at par value, and (iii) proceeds from the issuance of common stock under our equity compensation plans of $2.4 million. Partially offsetting these items were purchases of fixed assets of $6.0 million.

Shareholders' Equity increased by $15.9 million in the three months ended March 31, 2009 from $504.8 million as of December 31, 2008 to $520.7 million as of March 31, 2009, due primarily to: (i) net income of $12.4 million for the period; (ii) proceeds from the issuance of common stock under our equity compensation plans of $2.4 million; and (iii) an increase in common stock resulting from stock-based compensation of $3.3 million, which is included in the current period net income.

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

As a result of following the residual method, the majority of our revenue in any given quarter is derived from our existing backlog of orders. While the timing of revenue recognition from receipt of an order varies from days to multiple years, on average we believe that our orders turn to revenue within six to fifteen months, depending on the product line, geographic region and the size of the order, along with whether the order is from a new or existing customer. Accordingly, our near-term revenue growth depends significantly on our existing backlog. Our long-term growth is more dependent on growth in orders, or more specifically, our ability to achieve a book-to-bill ratio greater than one to one.

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

Revenues

Revenues remained comparable during the first quarter of 2009 to the same period in 2008, decreasing by 1% to $116.7 million in the first quarter of 2009 from $118.2 million in the first quarter of 2008. The following discussion provides a more detailed analysis of our changes in revenues by geography, product line, and revenue type (i.e., product, service and warranty).

Revenues by Geographical Region

The following table sets forth revenues from the three geographic regions in which we generate sales of our products: North America, EAAA, and CALA (dollars in thousands):

	For the Three Months Ended
	March 31,		Change
	2009	2008	2008 to 2009
North America	$41,087	$55,588	$(14,501)	(26)%
EAAA	44,263	46,101	(1,838)	(4)%
CALA	31,308	16,554	14,754	89%
Total revenues	$116,658	$118,243	$(1,585)	(1)%

In the first quarter of 2009, our North America revenues decreased by 26% primarily due to the reduction of book-ship business which we believe is attributable to the slowdown in the current economic environment. This decrease was partially offset by higher revenues in the CALA region, which saw improved revenues as compared to the same period in 2008 across all product lines. Specifically in CALA, we were able to obtain acceptances on performance management and monitoring projects, continued to recognize revenue on the number portability projects within the region and increased revenue related to EAGLE® 5 extensions as our customers required additional capacity.

Revenues by Product Line

In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our product lines. Revenues from each of our product lines for the three months ended March 31, 2009 and 2008 are as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2009	2008	2008 to 2009
Product revenues:
Eagle and other signaling products	$61,605	$76,784	$(15,179)	(20)%
Number portability products	7,971	3,374	4,597	136%
Performance management and
monitoring products	10,122	3,853	6,269	163%
Total product revenues	79,698	84,011	(4,313)	(5)%
Warranty revenues	21,267	17,435	3,832	22%
Professional and other services revenues	15,693	16,797	(1,104)	(7)%
Total revenues	$116,658	$118,243	$(1,585)	(1)%

Product Revenues

Our product revenues have decreased by $4.3 million, or 5%, in the first quarter of 2009 compared with the first quarter of 2008, primarily due to the decrease in revenues from our EAGLE® 5 and other signaling products. This decrease was primarily driven by the slowdown in the overall economy resulting in fewer book-ship deals received during the quarter, as carriers' decisions to place new orders and use their capital budgets were negatively impacted by these market conditions. This decline was partially offset by an increase in number portability and monitoring product revenues, attributed primarily to the timing of completion of a number of ongoing projects, particularly in the CALA region, during the first quarter of 2009.

Domestically, our product revenues are impacted by a variety of factors, including: (i) the impact that the current global economic crisis may have on our customers and their capital spending plans; (ii) industry consolidation resulting in delay and/or decline in our customer orders; (iii) the introduction of new technologies, such as SIGTRAN, at a significantly lower price per equivalent link than existing technologies, resulting in reductions in our order value, revenues and gross margins; (iv) the rate of adoption for our newer products and the rate at which our customers upgrade their existing networks; (v) increased competition from lower cost providers of similar technologies and (vi) the amount of signaling traffic generated on our customers' networks, impacting our volume of orders. We derive the majority of product revenues in North America from wireless operators, and wireless networks generate significantly more signaling traffic than wireline networks. As a result, these networks require significantly more signaling infrastructure. Signaling traffic on our wireless customers' networks may be impacted by several factors, including (i) continued subscriber growth, (ii) increase in voice and text message traffic per subscriber as well as increase in machine SMS traffic, (iii) adoption of flat rate plans for unlimited voice and text messaging, (iv) increase in services as operators look for new revenue options (i.e., game downloads for prepaid subscribers), (v) number portability implementations and increased porting activity, and (vi) development of new interface speeds (from low speed to SIGTRAN).

Internationally, in addition to depending on the factors affecting our domestic sales growth described above, our product revenue growth depends on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor, and our ongoing ability to meet the signaling requirements of the newly acquired customers. As indicated previously, we have experienced significant growth in our international revenues and, as much of this growth has been derived from sales of EAGLE® 5 initial systems, we believe that we are building a base for future revenues from our EAGLE® 5 extension and other products.

Warranty Revenues

Warranty revenues include revenues from (i) our standard warranty coverage, which is typically provided at no charge for the first year but is allocated a portion of the arrangement fee in accordance with SOP 97-2, and (ii) our extended warranty offerings. After the first year warranty, our customers typically prepay warranty services for periods up to a year, which we reflect in deferred revenues. We recognize the revenue associated with our warranty services ratably over the term of the warranty arrangement based on the number of days the contract is outstanding during the period. Warranty revenues increased by 22% in the first quarter of 2009 compared to the first quarter of 2008, principally due to the timing of receipt of warranty renewals from our customers and the increase in our installed base of customers globally.

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

Professional and Other Services Revenues

Professional and other services revenues primarily consist of installation services, database migration and training services. Substantially all of our professional service arrangements are billed on a fixed-fee basis. We typically recognize the revenue related to our fixed-fee service arrangements upon completion of the services, as these services are relatively short-term in nature (typically several weeks, or in limited cases, several months). Our professional and other services are typically initiated and provided to the customer within a three to six month period after the shipment of the product, with the timing depending on, among other factors, the customer schedule and site availability. As a result, our professional and other services revenues depend in large part on the timing of shipments and related product revenue recognized in the immediately preceding periods, particularly shipments of EAGLE® 5 initial systems and shipments to new customers, both of which typically require a higher percentage of services.

Professional and other services revenues for the first quarter of 2009 decreased by $1.1 million, or 7%, as compared to the first quarter of 2008, driven primarily by the reduction in total product revenues and the resulting reduction in installations during the quarter. Regardless of the mix of products purchased (for example, initial or extension EAGLE® 5 systems), new customers require a greater amount of installation, training and other professional services at the initial stages of deployment of our products. As our customers gain more knowledge of our products, the follow-on orders generally do not require the same levels of services and training, as our customers tend to either: (i) perform the services themselves; (ii) require limited services; such as installation only; or (iii) require no services, and, in particular, no database migration or training services.

Cost of Sales

In order to better understand our cost structure, we analyze and present our costs and expenses in the categories discussed below:

Cost of goods sold

Cost of goods sold includes: (i) materials, labor, and overhead costs incurred internally and paid to contract manufacturers to produce our products; (ii) personnel and other costs incurred to install our products; and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for the three months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2009	2008	2008 to 2009
Cost of goods sold	$40,349	$39,946	$403	1%
Revenues	116,658	118,243	(1,585)	(1)%
Cost of good sold as a percentage of revenues	35%	34%

Cost of goods sold remained comparable in both absolute dollars and as a percentage of revenues in the first quarter of 2009 versus the same period in 2008. Our 2009 cost of goods sold was positively impacted by (i) a higher portion of overall revenue being derived from warranty services versus professional services, as our warranty services typically carry higher profit margins and (ii) an increase in our higher margin number portability revenues.

Offsetting these positive items was a $5.0 million warranty charge incurred in the first quarter of 2009 as a result of the revision of our estimated costs associated with a Class A warranty event related to our performance management and monitoring product line. Specifically, in the second quarter of 2008, we incurred a $2.8 million warranty charge for a Class A warranty event related to our performance management and monitoring product line.  Based on our experience with customers, along with additional benchmarking of the performance of our product, we have now determined that the amount of associated costs will be higher than originally anticipated.  Accordingly, we revised our cost estimates and recorded an additional charge of $5.0 million in the first quarter of 2009. While the additional costs represent our current best estimate of the costs required to address these warranty items, we are continuing our benchmarking studies related to the product's performance and are currently developing additional software functionality intended to improve the hardware requirements for our larger installations. If we are successful in developing this software solution and in a timeframe that meets existing customers' needs for improved performance and/or if our benchmarking exercises yield new information, our estimated costs may be lowered or raised as new information becomes available.

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

Amortization of Purchased Technology

Amortization of purchased technology for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Amortization of purchased technology related to:
iptelorg	$107	$105
mBalance	928	-
Steleus	482	482
Total	$1,517	$587

Research and Development Expenses

Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for the three months ended March 31, 2009 and 2008 (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2009	2008	2008 to 2009
Research and development	$25,852	$24,408	$1,444	6%
Percentage of revenues	22%	21%

The following is a summary of the year-over-year fluctuations in our research and development expenses during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 (in thousands):

2008 to 2009
Increase (decrease) in:
Salaries, benefits and incentive compensation	$1,487
Stock-based compensation	(125)
Consulting and professional services	(131)
Facilities and depreciation	251
Other	(38)
Total	$1,444

We have made, and intend to continue to make, substantial investments in product and technology development, and we believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness. In particular, the increase in our research and our outsourced development spending was primarily due to investments in developing SIP-based signaling products to help customers migrate to IP networks and increased investments in our messaging products, including ongoing costs resulting from our acquisition of mBalance. In addition, our continued success in winning new customers and new number portability orders outside North America has required investment in International Telephone Union ("ITU") and other local feature development.

The increase in research and development activities was principally within our employee related expenses (salaries, benefits, and incentive compensation). In particular, salaries, benefits and incentive compensation increase reflects the increased investment in key internal resources to address the above mentioned development efforts, particularly increases resulting from the addition of mBalance employees to our research and development team. Similarly, the increase in facilities and depreciation costs in 2009 is due primarily to (i) the continued capital expenditure to support our research and development activities, and (ii) the addition of the facilities utilized by mBalance. Partially offsetting these increases was a decrease in stock-based compensation as a result of fewer equity grants, and a decrease in consulting and professional services due to the timing of contractor hiring between 2009 and 2008.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including: (i) salaries, commissions and related costs; (ii) costs of outside contract personnel; (iii) facilities costs; (iv) advertising and other marketing costs, such as tradeshows, and (v) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for the three months ended March 31, 2009 and 2008 (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2009	2008	2008 to 2009
Sales and marketing expenses	$17,296	$18,204	$(908)	(5)%
Percentage of revenues	15%	15%

The following is a summary of the year-over-year fluctuation in our sales and marketing expenses during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 (in thousands):

2008 to 2009
Increase (decrease) in:
Salaries, benefits and incentive compensation	$(287)
Stock-based compensation	(7)
Sales commissions	(220)
Marketing and advertising	182
Travel	(543)
Other	(33)
Total	$(908)

The decrease in sales and marketing expenses in the first quarter of 2009 as compared to the same period of 2008 was primarily attributable to the reductions in our employee related expenses, sales commission and travel expenses. Specifically, in early 2009 we re-organized our world-wide sales organization resulting in a reduction in salaries and related expenses. Further, sales commissions decreased in the first quarter of 2009 as compared to the same period in 2008 primarily due to the lower revenues as well as lower average commission rates anticipated in 2009 as a result of the decline in orders. Travel costs were lower in the first quarter of 2009 by $0.5 million, primarily due to the reduced level of travel undertaken by our sales and marketing employees. Partially offsetting the above reductions was a slight increase in marketing and advertising expense of $0.2 million. The size of our sales and marketing workforce and related expenses varies to a greater degree in response to the growth in our orders and backlog than to the growth in revenues.

General and Administrative Expenses

General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, business development, finance, information technology and human resources personnel) and consist of: (i) salaries and related compensation costs; (ii) consulting and other professional services (e.g., litigation and other outside counsel fees, audit fees); (iii) facilities and insurance costs; and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for the three months ended March 31, 2009 and 2008 (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2009	2008	2008 to 2009
General and administrative expenses	$13,423	$14,257	$(834)	(6)%
Percentage of revenues	12%	12%

The following is a summary of the year-over-year fluctuation in our general and administrative expenses during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 (in thousands):

2008 to 2009
Increase (decrease) in:
Salaries, benefits and incentive compensation	$311
Stock-based compensation	241
Consulting and professional services	(1,003)
Facilities and depreciation	342
Bad debt expense	(416)
Other	(309)
Total	$(834)

The decrease in general and administrative expenses in the first quarter of 2009 was primarily driven by the decrease in consulting and professional services. Specifically, in the first quarter of 2008 there were certain litigation-related fees and expenses of $0.9 million associated with an arbitration involving our former President and CEO, Fred Lax. Further contributing to the year-over-year decrease was a reduction of bad debt expense due to our collection efforts, and a decrease in other costs primarily attributable to managing travel and general insurance costs.

Partially offsetting the above decreases were increases in salaries, benefits, and incentive compensation, stock-based compensation, and facilities and depreciation-related expenses. Salaries, benefits, and incentive compensation increased primarily due to the addition of mBalance employees in the fourth quarter of 2008, as well as staffing our new European service center located in Brussels, Belgium. The increase in stock-based compensation expense in 2009 reflects issuance of service-based and performance-based grants in the first quarter of 2009 to our executive team and senior level employees under our equity incentive plans. Facilities and depreciation expense was higher in the first quarter of 2009 as compared to the first quarter of 2008 due to investments in IT infrastructure to support our continued international presence.

Acquired in-Process Research and Development

As further disclosed in Note 2 to our unaudited condensed consolidated financial statements, in the first quarter of 2008 in connection with our acquisition of Estacado, we acquired rights to two IPR&D projects which we believe will accelerate the development of next generation and IMS solutions for our customers. At the time of acquisition, these technologies were under development and had no alternative future use. Accordingly, we reflected a charge of $2.7 million as acquired in-process research and development expense in the first quarter of 2008.

Amortization of Intangible Assets

As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
iptelorg	$-	$20
mBalance	229	-
Steleus	89	89
Total	$318	$109

Other Income and Expense

For the three months ended March 31, 2009 and 2008, other income and expenses were as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2009	2008	2008 to 2009
Interest income	$370	$3,281	$(2,911)	(89)%
Interest expense	(55)	(1,132)	1,077	(95)%
Loss on sale of investments	-	(2)	2	-%
Unrealized gain on ARS portfolio
and Put right, net	1,114	-	1,114	-%
Other, net	(1,418)	(516)	(902)	175%
Other income (expense), net	$11	$1,631	$(1,620)	(99)%

Interest Income and Expense. Interest income decreased during the three months ended March 31, 2009 due to (i) the repayment of our convertible debt and resulting reduction of our investments by $125.0 million, (ii) our purchase of mBalance for approximately $36.0 million and resulting reduction of our investments and (iii) a shift from higher yielding investments into lower yielding cash and cash equivalents as we sought to reduce our exposure to the credit and liquidity crisis in the US markets. Interest expense during 2008 consisted primarily of interest on our convertible debt, which was repaid in June 2008 in accordance with its terms. As a result of this repayment, interest expense declined in 2009 as compared to 2008.

Unrealized gain on ARS portfolio and Put right, net. Unrealized gain, net represents the net gain resulting from changes in fair value of our ARS portfolio and related Put right in the first quarter of 2009. Our ARS portfolio is classified as trading securities and accordingly, changes in its fair value are recorded in the corresponding period earnings (i.e., "marked to market"). The UBS Put right is recorded at fair value in accordance with the provisions of SFAS 159, and changes in the fair value are also recorded in the corresponding period earnings.

Other, net. Other, net for the three months ended March 31, 2009 and 2008 consists primarily of foreign currency exchange gains, net of losses, on foreign currency forward contracts used to hedge our exposure to foreign currency risks and remeasurement adjustments from consolidating our international subsidiaries. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the US Dollar and will therefore be exposed to greater risk related to foreign currency fluctuation and translation adjustments. We continue to explore ways to minimize our exposure in this area.

Provision for Income Taxes

The income tax provisions on continuing operations for the three months ended March 31, 2009 and 2008 were approximately $5.5 million and $7.9 million, respectively. The effective tax rates on continuing operations for the three months ended March 31, 2009 and 2008 were 31% and 40%, respectively.

The decrease in the effective tax rate from March 31, 2008 to March 31, 2009 is due primarily to the recognition of the federal research and development tax credit benefit for the first quarter of 2009 which was not included in the first quarter of 2008. We did not reflect a benefit from this credit during the first quarter of 2008 because the U.S. Congress had not extended this tax credit as of March 31, 2008 and did not do so until the fourth quarter of 2008. Also contributing to the decrease in the effective tax rate was (i) our recording of a $0.9 million discrete tax benefit item related to the recognition of certain previously unrecognized tax benefits associated with the settlement of two state examinations for the 2004 through 2006 tax years in accordance with Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), and (ii) the inclusion in the effective rate for the quarter ended March 31, 2008 of a discrete tax expense item related to stock-based compensation in the amount of $1.6 million as discussed below. There was no impact on effective tax rate as a result of stock-based compensation under SFAS 123R for the three months ended March 31, 2009.

For the three months ended March 31, 2009, our effective tax rate was 31%. The first quarter effective rate differs from the statutory rate of 35% primarily due to the recognition of certain previously unrecognized tax benefits discussed above. For the three months ended March 31, 2008, our effective tax rate was 40%. The effective rate for this period differs from the statutory rate of 35%, and was impacted by various permanent tax expense and benefit items. The provision for income taxes for the first quarter of 2008 was increased primarily due to state income tax expense, the current year accrual for uncertain tax positions in accordance with FIN 48 and the recognition of discrete tax expense in the amount of $1.6 million in accordance with SFAS 123R. The provision for income taxes for the first quarter of 2008 was reduced primarily by tax-exempt interest.

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

Liquidity and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital increased by $23.4 million, or 11%, from $210.4 million as of December 31, 2008 to $233.8 million as of March 31, 2009, primarily due to (i) cash inflow from operating activities of $20.8 million, (ii) proceeds from the sale of ARS securities of $4.3 million, at par value, and (iii) proceeds from the issuance of common stock under our equity compensation plans of $2.4 million. Partially offsetting these items were purchases of property and equipment of $6.0 million.

The significant components of our working capital are liquid assets such as cash and cash equivalents and accounts receivable, and deferred costs and commissions, reduced by trade accounts payable, accrued expenses, accrued compensation and related expenses, and the current portion of deferred revenues. Our cash and cash equivalents were $231.6 million and $209.4 million as of March 31, 2009 and December 31, 2008, respectively.

In addition, as of March 31, 2009, we had a $50.0 million line of credit and a letter of credit facility of $10.0 million with Wachovia Bank, National Association, which is now owned by Wells Fargo Bank, National Association. The line of credit is unsecured except for our pledge of 65% of the outstanding stock of certain subsidiaries, while the letter of credit facility requires certain levels of cash collateral for outstanding letters of credit. As of March 31, 2009, there were no outstanding borrowings under these facilities. We also utilize a letter of credit facility in the maximum amount of $5.0 million with Wells Fargo. As of March 31, 2009, there were approximately $2.2 million of borrowings outstanding under this facility.

We believe our current working capital and anticipated cash flows from continuing operations, coupled with the available lines of credit, will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Additionally, we believe these resources provide the flexibility to continue to invest in further development of our technology and, when deemed necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

At of March 31, 2009 and December 31, 2008, we held $91.6 million and $87.2 million of Auction Rate Securities ("ARS"), respectively, recorded at estimated fair value. These estimated fair values represent declines of $12.0 million and $20.7 million below the cost basis, respectively. While $4.3 million, at par value, of our ARS portfolio was called by the issuer during the first quarter of 2009, our remaining ARS portfolio continues to be illiquid as the auctions have not recommenced. These failed auctions result in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer. All of our ARS at March 31, 2009 are AAA, AA or A rated by one or more of the major credit rating agencies. These instruments have maturities ranging from thirteen to thirty-three years. All of these securities are collateralized by student loans. At March 31, 2009, on a weighted average basis, approximately 93% of the underlying student loan collateral was issued under the Federal Family Education Loan Program ("FFELP"). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government.

On October 31, 2008, we accepted an offer from UBS for auction rate securities rights related to our ARS portfolio (the "Put right"). Under the terms of this offer, UBS has the right, at its discretion, to purchase these securities from us at par value which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time until July 2, 2012, and we have the right, at our discretion, to require UBS to purchase the securities at par value plus accrued interest at any time between June 30, 2010 and July 2, 2012. As of March 31, 2009, the estimated fair value of the Put right is $11.2 million.

In determining the fair value of our ARS we utilize the provisions of SFAS 157 "Fair Value Measurements" ("SFAS 157"). In determining the value of our ARS as of March 31, 2009 we utilized a discounted cash flow valuation model with the major inputs to such model based on our estimates of the assumptions that market participants would use in valuing these instruments. Specifically, we used the following key inputs to our valuation model:

  Term—we estimated a four-year expected life of the instruments, based on our expectations of the most likely time in which it would take for the instruments to be called by the issuer or liquidity to be restored to the market place.
  Discount Rate—we determined the discount rate based on estimated yields of similar publicly traded instruments (e.g., similar collateral, terms, credit quality, etc.)
  Liquidity Discount—given the recent instability in the financial markets and the low demand for auction rate securities, it is unclear as to when these securities will become liquid again. Without the auction process functioning again, it would be difficult to estimate the expected holding period for these instruments. As a result, we included a 100 basis point premium to the discount rate to reflect the illiquidity of these securities.

Based on these key inputs, we estimated the fair value of our ARS portfolio was $91.6 million as of March 31, 2009, representing a $12.0 million decline below their cost basis. Our ARS securities and the related put option were the only investments as of March 31, 2009 in which we utilized Level 3 valuation techniques under SFAS 157.

In determining the fair value of the Put right as of March 31, 2009, we assumed we would redeem the auction rate securities at par at the earliest possible time, June 30, 2010. Accordingly, we calculated the intrinsic value (i.e., the difference between the par value of the ARS portfolio and the current fair value of the ARS portfolio) of the Put right to be the $12.0 million noted above. We then utilized a discounted cash flow model using a time period of 1.24 years, representing the period from March 31, 2009 to the earliest date we can expect to be able to redeem the Put right (June 30, 2010) and a discount rate of 4.78%, which included a forward rate based on the credit default swap rate of UBS plus a liquidity premium of 1%.  Accordingly, we determined the estimated fair value of the Put right to be $11.2 million as of March 31, 2009.

In order to offset future changes in the ARS portfolio's fair value, we have elected fair value treatment for the Put right under SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). Upon electing fair value option, the difference between fair value and carrying value of the Put right, as well as any subsequent net changes to the estimated fair value, are recorded in the current period earnings. While we expect the changes in fair value for the ARS and the Put right to offset each other over time, we may incur net gains or losses in earnings in any given period.

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

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations was $20.8 million and $38.4 million for the three months ended March 31, 2009 and 2008, respectively.  The decrease in our cash flows from continuing operations was primarily the result of year-over-year reduction in deferred revenues during the first quarter of 2009 as a result of the completion of several customer projects without a corresponding increase in deferred revenues from additional billings. Our cash flows from continuing operations were primarily derived from: (i) our earnings from ongoing operations prior to non-cash expenses such as stock-based compensation, depreciation, amortization, bad debt, write-downs of inventory, warranty reserve charges, and deferred income taxes; and (ii) changes in our working capital, which are primarily composed of changes in accounts receivable, inventories, deferred revenue and associated deferred costs, accounts payable, accrued expenses and accrued payroll and related expenses.

We currently anticipate that we will continue to operate a business with positive cash flows from operations. Our ability to meet these expectations depends on our ability to achieve positive earnings. Our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to technological changes and increasing competition, or a reduction of capital expenditures by our customers as a result of the continuing downturn in the global economy, among other factors.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities of continuing operations was ($1.8) million and $121.7 million for the three months ended March 31, 2009 and 2008, respectively. Our cash flows from investing activities primarily relate to purchases and sales of investments and purchases of property and equipment. During the first quarter of 2009, a portion of our ARS portfolio was called by the respective issuers resulting in proceeds of $4.3 million, at par value. During the first quarter of 2008, we sold a significant portion of our short-term investment portfolio resulting in proceeds of $126.3 million (net of purchases of investments). Our investment in new property and equipment and acquired in-process research and development technology amounted to $6.0 million and $4.5 million during the three months ended March 31, 2009 and 2008, respectively.

We continue to closely monitor our capital expenditures, while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our workforce. Accordingly, we expect our total capital expenditures to be between $18.0 million and $21.0 million for 2009.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $2.5 million and ($12.4) million for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, our financing activities primarily consisted of proceeds of $2.5 million from net issuances of common stock pursuant to the exercise of employee stock options and our employee stock purchase plans, including the excess tax benefit on those exercises. For the three months ended March 31, 2008, our financing activities consisted primarily of expending $13.4 million to repurchase our common stock, partially offset by proceeds of $1.1 million from the issuance of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises.

Critical Accounting Policies and Estimates

For information about our critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2008 Form 10-K.

Recent Accounting Pronouncements

Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the Financial Accounting Standards Board ("FASB") issued Staff Position No. FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1"). This FSP amends FASB Statement No. 107 "Disclosures about Fair Value of Financial Instruments" to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Prior to this FSP, fair value for these assets and liabilities was only disclosed annually. An entity is also required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe the changes in methods and significant assumptions, if any, during the period. FSP 107-1 also amends APB Opinion No. 28 "Interim Financial Reporting" to require those disclosures in summarized financial information at interim periods. The FSP is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We will adopt the FSP 107-1 beginning our second fiscal quarter of 2009. Because FSP 107-1 only requires additional disclosures, we do not expect its adoption to have a significant impact on our consolidated financial position, results of operations, or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued Staff Position No. 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2"). This FSP amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 also expands and increases the frequency of existing disclosure about other-than-temporary impairments for debt and equity securities. In addition, it requires that the annual disclosures in Statement 115 and FSP 115-2 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," be made for interim periods. The FSP also requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period. The FSP is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We will adopt the FSP 115-2 beginning our second fiscal quarter of 2009. We do not expect its adoption to have a significant impact on our consolidated financial position, results of operations, or cash flows.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In April 2009, the FASB issued Staff Position No. FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No.157 "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. In those cases, further analysis of transactions or quoted prices is required, and a significant adjustment may be necessary to estimate fair value in accordance with SFAS 157. The FSP 157-4 also amends SFAS 157 to require disclosure in interim and annual periods the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We will adopt the FSP 157-4 beginning our second fiscal quarter of 2009, and we do not expect the adoption of FSP 157-4 to have significant impact on our consolidated financial position, results of operations, or cash flows.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

The statements that are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "will," "intend," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are sometimes used to identify forward-looking statements. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to and involve certain risks and uncertainties. There can be no assurance that our actual future performance will meet management's expectations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 (the "2008 Form 10-K") and our other filings with the SEC, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from management's current expectations include, among others:

  the effect of the current economic crisis on overall capital spending by our customers, further changes in general economic conditions and unexpected changes in economic, social, or political conditions in the countries in which we operate;
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
  market acceptance and delivery of our new products and technologies, and the effect of any product that fails to meet one customer's expectations on the sale of that or any other products with that or other customers;
  our ability to successfully integrate acquisitions, such as our mBalance acquisition;
  our ability to compete with other manufacturers that have lower cost bases than ours and/or are partially supported by foreign government subsidies or employ unfair trade practices;
  the risk that continued service provider outsourcing of network maintenance and operations functions will insert a potential competitor between Tekelec and its customers and/or erode our level of service to such service providers or negatively affect our margins;
  uncertainties related to the timing of revenue recognition due to the increasing percentage of international and new customers in our backlog;
  business interruptions or other effects at the Company, its suppliers or customers, of the recent flu pandemic;
  the risk that our financial results for the first half and full year 2009 will not meet our expectations;
  the timing of significant orders and shipments, the timing of revenue recognition under the residual method of accounting, and the lengthy sales cycles for our products;
  the availability and success or failure of advantageous strategic and vendor relationships;

  the impact on our earnings as a result of a devaluation of the Broadsoft common stock and/or devaluation of the Genband common stock we received in connection with the sale of our SSG business and changes in the estimated restructuring costs;
  litigation, including patent-related litigation, or regulatory matters and the costs and expenses associated therewith;
  the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks, the capital spending patterns of customers, and our dependence on wireless customers for a significant percentage and growth of our revenues; and
  other risks described in this Form 10-Q and in our 2008 Form 10-K and in our other Securities and Exchange Commission filings.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our 2008 Form10-K. Our exposures to market risk have not changed materially since December 31, 2008 other than as discussed in Note 4 "Financial Instruments" to the accompanying unaudited condensed consolidated financial statements and under the caption "Critical Accounting Policies and Estimates" in Part I, Item 2 of this Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the description of material legal proceedings as reported in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, other than the following update to such risk factors resulting from the recent flu pandemic.

We face risks related to health epidemics, pandemics and other outbreaks.

Our business could be adversely affected by the effects of flu or other epidemics, pandemics or outbreaks. Such adverse public health developments could result in the partial or complete closure of our or our suppliers' facilities, delays in our obtaining parts and third-party services for our products, delays in or our inability to service existing customers or install new customers, the introduction of inefficiencies in our operations, or the illness or death of our employees. Such developments could also adversely affect our customers' businesses, their demand for our products, and their ability to pay for our products. These effects could severely disrupt our business operations and adversely affect our results of operations.

Item 6. Exhibits

Exhibit	Description

10.1	2009 Executive Officer Bonus Plan (1)

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2) PDF as a courtesy

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2) PDF as a courtesy

32.1

Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)      PDF as a courtesy

__________________________

(1)

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated February 27, 2009, as filed with the Securities and Exchange Commission on March 5, 2009.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TEKELEC
Date: May 7, 2009	/s/ FRANCO PLASTINA
Franco Plastina
President and Chief Executive Officer

Date: May 7, 2009	/s/ WILLIAM H. EVERETT
William H. Everett
Executive Vice President and Chief Financial Officer

Date: May 7, 2009	/s/ GREGORY S. RUSH
Gregory S. Rush
Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy