Form 10-Q
period 2009-06-30
TEKELEC
filed 2009-08-05
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
YES    ☐        NO    ☒

As of July 30, 2009, there were 67,136,032 shares of the registrant's common stock, without par value, outstanding.

Note: PDF provided as a courtesy

TEKELEC
TABLE OF CONTENTS
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TEKELEC
Unaudited Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2009	2008
ASSETS	(Thousands, except share data)
Current assets:
Cash and cash equivalents	$242,905	$209,441
Trading securities, at fair value	87,296	-
Put right, at fair value	14,575	-
Accounts receivable, net	126,996	171,630
Income taxes receivable	777	-
Inventories	30,705	23,704
Deferred income taxes	41,952	44,253
Deferred costs and prepaid commissions	45,810	56,588
Prepaid expenses and other current assets	9,666	11,061
Total current assets	600,682	516,677
Trading securities, at fair value	-	87,198
Put right, at fair value	-	18,738
Property and equipment, net	37,473	34,904
Investments in privately held companies	19,539	22,297
Deferred income taxes, net	66,341	71,287
Other assets	1,371	1,415
Goodwill	41,614	41,741
Intangible assets, net	34,207	37,703
Total assets	$801,227	$831,960

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,370	$25,308
Accrued expenses	25,362	30,723
Accrued compensation and related expenses	27,028	40,953
Current portion of deferred revenues	160,416	201,838
Income taxes payable	-	7,300
Liabilities of discontinued operations	-	184
Total current liabilities	242,176	306,306
Deferred income taxes	6,026	7,071
Long-term portion of deferred revenues	7,104	7,591
Other long-term liabilities	7,079	6,146
Total liabilities	262,385	327,114

Commitments and Contingencies (Note 9)

Shareholders' equity:
Common stock, without par value, 200,000,000 shares authorized; 66,972,524 and 66,139,690 shares issued and outstanding, respectively	320,997	309,550
Retained earnings	216,536	194,418
Accumulated other comprehensive income	1,309	878
Total shareholders' equity	538,842	504,846
Total liabilities and shareholders' equity	$801,227	$831,960

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands, except per share data)
Revenues	$114,183	$116,422	$230,841	$234,665
Cost of sales:
Cost of goods sold	36,364	42,392	76,713	82,338
Amortization of purchased technology	1,515	587	3,032	1,174
Total cost of sales	37,879	42,979	79,745	83,512
Gross profit	76,304	73,443	151,096	151,153
Operating expenses:
Research and development	25,551	26,216	51,403	50,624
Sales and marketing	17,110	18,906	34,406	37,110
General and administrative	13,717	12,948	27,140	27,205
Restructuring and other	-	293	-	243
Acquired in-process research and development	-	-	-	2,690
Amortization of intangible assets	315	109	633	218
Total operating expenses	56,693	58,472	113,582	118,090
Income from operations	19,611	14,971	37,514	33,063
Other income (expense), net:
Interest income	264	2,295	634	5,576
Interest expense	(57)	(779)	(112)	(1,911)
Impairment of investment in privately held company	(2,758)	-	(2,758)	-
Loss on sale of investments	-	-	-	(2)
Unrealized gain on ARS portfolio and Put right, net	321	-	1,435	-
Other expense, net	(402)	(990)	(1,820)	(1,506)
Total other income (expense), net	(2,632)	526	(2,621)	2,157
Income from continuing operations before provision for
income taxes	16,979	15,497	34,893	35,220
Provision for income taxes	7,226	179	12,775	8,039
Income from continuing operations	9,753	15,318	22,118	27,181
Income from discontinued operations, net of taxes	-	-	-	1,618
Net income	$9,753	$15,318	$22,118	$28,799

Earnings per share from continuing operations:
Basic	$0.15	$0.23	$0.33	$0.41
Diluted	0.14	0.22	0.33	0.39

Earnings per share from discontinued operations:
Basic	$-	$-	$-	$0.02
Diluted	-	-	-	0.02

Earnings per share:
Basic	$0.15	$0.23	$0.33	$0.43
Diluted	0.14	0.22	0.33	0.41

Weighted average number of shares outstanding -
continuing operations:
Basic	66,744	65,638	66,514	66,578
Diluted	67,502	71,953	67,185	73,076

Weighted average number of shares outstanding:
Basic	66,744	65,638	66,514	66,578
Diluted	67,502	71,953	67,185	73,076

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands)

Net income	$9,753	$15,318	$22,118	$28,799
Other comprehensive income (loss):
Foreign currency translation adjustments	1,535	(14)	431	1,280
Net unrealized gain (loss) on available-for-sale securities, net of income taxes	-	110	-	(2,563)
Comprehensive income	$11,288	$15,414	$22,549	$27,516

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2009	2008
	(Thousands)
Cash flows from operating activities:
Net income	$22,118	$28,799
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	-	(1,618)
Impairment of investment in privately-held company	2,758	-
Loss on sale of investments	-	2
Unrealized gain on ARS portfolio and Put right, net	(1,435)	-
Provision for (recovery of) doubtful accounts and sales returns	185	(84)
Provision for warranty	5,000	2,800
Inventory write downs	1,207	3,223
Loss on disposal of fixed assets	54	279
Depreciation	9,358	8,465
Amortization of intangibles	3,665	1,392
Amortization, other	375	487
Acquired in-process research and development	-	2,690
Deferred income taxes	5,877	(12,920)
Stock-based compensation	6,973	6,517
Excess tax benefits from stock-based compensation	(544)	(1,234)
Changes in operating assets and liabilities:
Accounts receivable	46,101	5,105
Inventories	(8,168)	(4,562)
Deferred costs	11,133	(1,512)
Prepaid expenses and other current assets	1,219	4,416
Accounts payable	3,947	(16,627)
Accrued expenses	(10,663)	4,813
Accrued compensation and related expenses	(15,879)	(7,281)
Deferred revenues	(43,858)	17,441
Income taxes receivable/payable	(6,502)	16,340
Total adjustments	10,803	28,132
Net cash provided by operating activities - continuing operations	32,921	56,931
Net cash used in operating activities - discontinued operations	(184)	(1,767)
Net cash provided by operating activities	32,737	55,164
Cash flows from investing activities:
Proceeds from sales and maturities of investments	5,500	772,583
Purchases of investments	-	(584,524)
Purchases of property and equipment	(12,138)	(10,441)
Payments related to acquired in-process research and development	-	(2,690)
Other non-operating assets	-	(71)
Net cash provided by (used in) investing activities	(6,638)	174,857
Cash flows from financing activities:
Repayment of convertible debt	-	(125,000)
Payments for repurchases of common stock	-	(33,700)
Proceeds from issuances of common stock	5,987	9,547
Excess tax benefits from stock-based compensation	544	1,234
Net cash provided by (used in) financing activities	6,531	(147,919)
Effect of exchange rate changes on cash	834	491
Net change in cash and cash equivalents	33,464	82,593
Cash and cash equivalents, beginning of period	209,441	105,550
Cash and cash equivalents, end of period	$242,905	$188,143

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

We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009 and 2008 are for the thirteen and twenty-six weeks ended July 3, 2009 and June 27, 2008, respectively.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

Accounting for and Disclosure of Subsequent Events. In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No.165 "Subsequent Events" ("SFAS 165"). SFAS 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, including the date through which an entity has evaluated subsequent events. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS 165 in our second quarter of 2009, and its adoption did not have a significant impact on our consolidated financial position, results of operations, or cash flows.

Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1"). This FSP amends FASB Statement No. 107 "Disclosures about Fair Value of Financial Instruments" to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Prior to this FSP, fair value for these assets and liabilities was only disclosed annually. An entity is also required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe the changes in methods and significant assumptions, if any, during the period. FSP 107-1 also amends APB Opinion No. 28 "Interim Financial Reporting" to require those disclosures in summarized financial information at interim periods. The FSP is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We adopted FSP 107-1 in our second quarter of 2009. Because FSP 107-1 only requires additional disclosures, its adoption did not have a significant impact on our consolidated financial position, results of operations, or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2"). This FSP amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 also expands and increases the frequency of existing disclosure about other-than-temporary impairments for debt and equity securities. In addition, it requires that the annual disclosures in SFAS 115, FSP 115-2 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," be made for interim periods. The FSP also requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period. The FSP is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We adopted FSP 115-2 in our second quarter of 2009, and its adoption did not have a significant impact on our consolidated financial position, results of operations, or cash flows.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In April 2009, the FASB issued Staff Position No. FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No.157 "Fair Value Measurements" ("SFAS 157"), when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. In those cases, further analysis of transactions or quoted prices is required, and a significant adjustment may be necessary to estimate fair value in accordance with SFAS 157. The FSP also amends SFAS 157 to require disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We adopted FSP 157-4 in our second quarter of 2009, and the adoption of FSP 157-4 did not have a significant impact on our consolidated financial position, results of operations, or cash flows.

Note 2 — Acquisitions and Dispositions

Acquisition of mBalance

In December 2008, we acquired mBalance Group B.V. ("mBalance") whose software has historically been an important element of our mobile messaging product family. mBalance products and services include Message Routing, Message Security, Application Gateway, Active Message Store, and a 2G-3G Message Gateway. Under the terms of the acquisition agreement, we acquired 100% of mBalance's stock for (i) approximately $39.5 million in cash at closing, of which approximately $8.0 million was placed into escrow with a third party escrow agent for up to two years following the closing date for the satisfaction of any indemnification claims made by us under the share purchase agreement, and (ii) a working capital adjustment of approximately $3.6 million that was paid by us in the first quarter of 2009. The purchase price is subject to a potential adjustment of up to an additional $19.6 million (based on the period end Euro to U.S. Dollar exchange rate) in cash consideration, payable upon achieving certain mobile messaging order targets over the two annual periods commencing on the closing date and ending on December 31, 2010. Payment of this additional consideration would result in an increase of goodwill. The transaction resulted in recording net tangible assets at fair value of $5.3 million and intangible assets and goodwill at fair value of $45.5 million. As of December 31, 2008, the purchase price allocation was preliminary as we were awaiting the receipt of certain information from income tax return filings in order to finalize the purchase accounting. In the first quarter of 2009, we obtained this information, resulting in an adjustment to increase income taxes receivable by approximately $0.5 million, with a corresponding reduction in goodwill.

Included in the net tangible assets acquired from mBalance was approximately $1.0 million related to certain severance and associated costs accrued by us upon acquisition. This restructuring liability is included in accrued expenses in the accompanying unaudited condensed consolidated balance sheets. During the first six months of 2009, cash payments of $0.6 million were made with respect to these obligations. We currently expect to settle the remaining obligations during 2009.

Acquisition of Estacado Systems

In January 2008, we acquired substantially all of the assets of Estacado Systems, LLC ("Estacado") for approximately $4.4 million, consisting of $2.7 million of cash at closing and an obligation to pay an additional $1.7 million of contingent consideration, as discussed further below. We acquired Estacado in order to extend our depth in SIP-based intellectual property and to accelerate the development of the next generation and IP Multimedia Subsystem solutions for our customers. We allocated the initial payment of approximately $2.7 million to two technology projects under development ("In-Process Research and Development" or "IPR&D"

projects) which we determined had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded the amount allocated to these IPR&D projects as an expense under the caption "Acquired in-process research and development" in the accompanying unaudited condensed consolidated statements of operations for the first quarter of 2008.

The purchase price also included approximately $1.7 million of consideration contingent upon the continued employment, by Tekelec, of certain former key employees of Estacado for a period of two years following the acquisition. This consideration is being paid to Estacado in four equal installments semi-annually, beginning in July 2008. We accrue this compensation expense quarterly based on our assessment of whether or not it is probable that Estacado will be eligible for the payout. The unaudited condensed consolidated statements of operations for the six months ended June 30, 2009 and 2008 include approximately $0.4 million of compensation expense related to this agreement.

Disposition of SSG

In March 2007, we sold our Switching Solutions Group business ("SSG") to GENBAND Inc. ("Genband"). In connection with this transaction, we received an equity interest in Genband. We account for our equity interest in Genband using the cost method and this investment is included under the caption "Investments in privately-held companies" in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008. As further discussed in Note 4, during the second quarter of 2009 we recorded an impairment charge of $2.8 million related to our investment in Genband which represents the difference between our cost basis of $15.0 million and the estimated fair value of $12.2 million of this investment as of June 30, 2009.

Included in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2008 are certain liabilities incurred in connection with the disposition of SSG and certain liabilities of SSG retained by us. These liabilities are included under the caption "Liabilities of discontinued operations" and consist primarily of the remaining restructuring liability associated with the restructuring activities discussed above, and certain liabilities incurred prior to the disposition and retained by us in accordance with the terms of our agreement with Genband. These liabilities have been settled in 2009.

Note 3 — Restructuring and Other Costs

The following table provides a summary of our restructuring activities and the remaining obligations as of June 30, 2009 (in thousands):

	Severance
	Costs and	Facility
	Related	Exit Costs
	Benefits	and Other	Total

Restructuring obligations, December 31, 2008	$1,469	$184	$1,653
Cash payments	(1,039)	(184)	(1,223)
Restructuring obligations, June 30, 2009	$430	$-	$430

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

Note 4 — Fair Value of Financial Instruments and Fair Value Measurements

Recurring Measurements

We measure certain financial assets and liabilities at fair value on a recurring basis. The fair value of our cash, cash equivalents, accounts receivable and accounts payable approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments. The following table sets forth our financial instruments carried at fair value as of June 30, 2009 and December 31, 2008 (in thousands):

	Financial Instruments
	Carried at Fair Value
	June 30,	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$242,905	$209,441
Trading securities	87,296	87,198
Put right	14,575	18,738
Total assets	$344,776	$315,377

The following table sets forth our financial instruments carried at fair value within the SFAS 157 hierarchy and using the lowest level of input as of June 30, 2009 (in thousands):

	Financial Instruments
	Carried at Fair Value
	Quoted prices	Significant other	Significant
	in active markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$242,905	$-	$-	$242,905
Trading securities	-	-	87,296	87,296
Put right	-	-	14,575	14,575
Total assets	$242,905	$-	$101,871	$344,776

We entered into our foreign currency forward contracts on the last day of our quarter; therefore, the fair value is not significant as of June 30, 2009.

The following tables set forth a summary of changes in the fair value of our Level 3 financial assets for the three and six months ended June 30, 2009 (in thousands):

	Level 3
	Financial Assets
	Auction Rate	Put
	Securities	Right
Balance, March 31, 2009	$91,634	$11,166
Transfers to Level 3	-	-
Purchases and receipts	-	-
Redemptions	(1,250)	-
Realized gain on sales	-	-
Unrealized gains (losses) on securities held at period end (1)	(3,088)	3,409
Balance, June 30, 2009	$87,296	$14,575

	Level 3
	Financial Assets
	Auction Rate	Put
	Securities	Right
Balance, December 31, 2008	$87,198	$18,738
Transfers to Level 3	-	-
Purchases and receipts	-	-
Redemptions	(5,500)	-
Realized gain on sales	-	-
Unrealized gains (losses) on securities held at period end (1)	5,598	(4,163)
Balance, June 30, 2009	$87,296	$14,575

(1)	Included in Other income (expense), net in the accompanying unaudited consolidated condensed statement of operations.

Trading Securities and Put Right

Beginning in February 2008 and continuing through June 30, 2009, auctions involving our ARS portfolio failed, resulting in our inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer. All of our ARS are AAA-, AA- or A-rated by one or more of the major credit rating agencies and are principally collateralized by student loans. At June 30, 2009, on a weighted average basis, approximately 93% of the underlying student loan collateral was issued under the Federal Family Education Loan Program ("FFELP"). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government. As of June 30, 2009 and December 31, 2008, we held $87.3 million and $87.2 million of ARS, respectively, recorded at estimated fair value. These estimated fair values represent declines of $15.1 million and $20.7 million, respectively, below our cost basis.

On October 31, 2008, we accepted an offer from UBS for auction rate securities rights related to our ARS portfolio (the "Put right"). Under the terms of this Put right, UBS has the right, at its discretion, to purchase these securities from us at par value which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time until July 2, 2012, and we have the right, at our discretion, to require UBS to purchase the securities at par value plus accrued interest at any time between June 30, 2010 and July 2, 2012. As of June 30, 2009 and December 31, 2008, the estimated fair value of the Put right is $14.6 million and $18.7 million, respectively, and is included in the caption "Put right, at fair value" in the accompanying unaudited condensed consolidated balance sheets.

Prior to the acceptance of the Put right, our ARS portfolio was classified as available-for-sale and was accounted for at fair value with any decline in value being reflected in accumulated other comprehensive income, a component of shareholder's equity. Because the Put right allows us to sell our ARS securities at par within a relatively short time horizon (approximately one to three years as of June 30, 2009) and provides UBS with the ability to require us to sell the securities to them at any time between acceptance of the Put right through July 2012, we no longer anticipate holding these investments to the earlier of maturity or redemption by the issuer. Specifically, we intend to exercise the Put right and require UBS to repurchase our ARS at par at the earliest possible time, June 2010. Due to these changing and unforeseen circumstances, we reclassified our ARS from available-for-sale to trading in the fourth quarter of 2008. In the second quarter of 2009, due to the expected redemption of the Put right in June 2010, we reclassified our ARS portfolio and Put right from long-term to short-term assets.

In order to offset future changes in the ARS portfolio's fair value, we have elected the fair value option for the Put right under SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). Changes in the fair value of the Put right are recorded in the current period earnings and included in "Unrealized gain on ARS portfolio and Put right, net" in our accompanying unaudited condensed consolidated statements of operations. We believe that this election does not affect the accounting for our other financial instruments.

Trading securities and Put right fair values as of June 30, 2009 were estimated using a discounted cash flow valuation model with major inputs to such model based on our estimates of the assumptions that market participants would use in valuing these instruments. The methodology used to determine fair values as of June 30, 2009 did not change materially from the methodology used in our most recently filed Form 10-K.

Specifically, in determining the fair value of the trading securities at December 31, 2008 and June 30, 2009, we used the following key inputs to our valuation model:

  Term—for the period ending December 31, 2008, we estimated a five-year expected life of the instruments, based on our expectations of the most likely time in which it would take for the instruments to be called by the issuer or liquidity to be restored to the market place. Beginning in the first quarter 2009 and continuing through the second quarter of 2009, the expected life of the instruments was reduced to four years due to the current market factors, including the U.S. Treasury and Federal Reserve plan to aid the student loan market.
  Discount Rate—we determined the discount rate based on estimated yields of similar publicly traded instruments (e.g., similar collateral, terms, credit quality, etc.)
  Liquidity Discount—for the period ending December 31, 2008, the instability in the financial markets and the low demand for auction rate securities made it unclear as to when these securities will become liquid again. With the auction process not functioning normally, it was extremely difficult to estimate the expected holding period for these instruments. As a result, we included a 200 basis point premium to the discount rate to reflect the illiquidity of these securities. Beginning with the first quarter of 2009 and continuing through the second quarter of 2009, this liquidity premium has been reduced to 100 basis points to reflect the increase in recent issuer calls of these instruments.

In determining the fair value of the Put right as of December 31, 2008, we assumed we would redeem the auction rate securities at par at the earliest possible time, June 30, 2010. Accordingly, we calculated the intrinsic value (i.e., the difference between the par value of the ARS portfolio and the current fair value of the ARS portfolio) of the Put right to be the $20.7 million as noted above. We utilized a discounted cash flow model using a time period of 1.5 years, representing the period from December, 2008 to the earliest date we can expect to be able to redeem the Put right (June 30, 2010) and a discount rate of 5.83%, which included a base LIBOR rate, a forward rate based on the credit default swap rate of UBS as of December 31, 2008 and a liquidity premium of 2%.

For the period ending June 30, 2009, we utilized a discounted cash flow model using a time period of one year representing the period from June 30, 2009 to the earliest date we can expect to be able to redeem the Put right (June 30, 2010), and a discount rate of 3.65%, which included a base LIBOR rate, a forward rate based on the credit default swap rate of UBS as of June 30, 2009 and a liquidity premium of 1%. The resulting fair value of the Put right was estimated to be $14.6 million.

Derivative Instruments

Our derivative instruments, primarily foreign currency forward contracts, are recognized as assets or liabilities at fair value. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. Our foreign currency forward contracts are structured to expire on the last day of each quarter, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends. Because of the short duration of these contracts, their fair value was not significant as of June 30, 2009 and December 31, 2008.

Nonrecurring Measurements

We measure certain assets, including investments in privately held companies accounted for under the cost method, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than temporarily impaired. The following table summarizes the information about assets measured on a nonrecurring basis for which fair value measurement was performed and recorded during the reporting period (in thousands):

Fair Value Measurements Using
	Quoted prices	Significant other	Significant
	in active markets	observable	unobservable	Total
	for identical items	inputs	inputs	Gains
	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Investments in privately-held companies	$-	$19,539	$-	$(2,758)

During the second quarter of 2009, we recorded an impairment charge of $2.8 million related to our investment in Genband. This charge represents the difference between our $15.0 million cost basis in this investment and its estimated fair value of $12.2 million as of June 30, 2009, as we deemed the decline in the value of this asset to be other-than-temporary. This cost method investment falls within Level 2 of the fair value hierarchy as a representative price observed in an arms-length transaction between two willing market participants became available to us in the second quarter of 2009.

Specifically, during the second quarter of 2009, Genband entered into a proposed transaction contingent upon the occurrence of certain future events, with such proposed transaction providing an implied value of our equity interest. Due to the contingent nature of this transaction, we also performed our own internal valuation using a comparable multiples methodology and Level 3 inputs, which produced an estimated valuation of our holdings in Genband that approximated the fair value obtained using Level 2 inputs. Based on a review of the terms of this transaction and our internal valuation, our holdings in Genband had an estimated fair value of $12.2 million as of the end of the second quarter of 2009. Accordingly, we have adjusted the carrying value of our investment down by $2.8 million to the current estimated fair value of $12.2 million. This $2.8 million impairment charge is included in "Other income (expense), net" in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2009.

Given, among other factors, the current economic environment, uncertainty in the capital markets, and lower capital spending by telecom service providers, the estimated fair value of our investments in privately-held companies is reasonably likely to change over the next twelve months. Specific factors that may materially impact the estimated fair value of these investments include, among other factors, the investee's ability to: (i) achieve projected financial performance, (ii) maintain compliance with debt covenants, and (iii) maintain access to capital on terms that do not reduce the value of our investments.

Effective January 1, 2009, we must also measure the fair value of our nonfinancial assets and liabilities, including but not limited to, intangible assets, goodwill and restructuring obligations accounted for under SFAS 146. We perform our annual impairment test for intangible assets and goodwill on October 1st, and nothing has come to our attention that would require us to perform this test in the first six months of 2009. Accordingly, as of June 30, 2009 we do not have any required non-recurring measurement disclosures for these nonfinancial assets.

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

We constantly monitor our exposure to foreign currency fluctuations. As we have expanded internationally, an increasing proportion of our revenues, costs and operating expenses are denominated in foreign currency, resulting in an increase in our foreign currency exposure. We enter into multiple forward contracts throughout a given month to mitigate our changing exposure to foreign currency fluctuations. Specifically, exposures to foreign currency fluctuations that we are able to hedge principally relate to receivables generated from sales denominated in foreign currencies and our remeasurements of international subsidiaries. Our exposure fluctuates as we generate new sales in foreign currencies and as existing receivables related to sales in foreign currencies are collected. Additionally, our exposure related to remeasurements of our subsidiaries' financial statements fluctuates with the underlying activity in those entities. Our foreign currency forward contracts generally will have terms of one month or less and typically mature on the last day of any given period. We then immediately enter into new foreign currency forward contracts.

The following table shows the notional contract values in local currency and U.S. Dollars of the foreign exchange forward contracts outstanding as of June 30, 2009, grouped by underlying foreign currency:

	Contracts Outstanding as of June 30, 2009
	In Local Currency		In US Dollars
Euros ("EUR") (contracts to sell EUR/buy US$)	(EUR)	2,090,000	$2,930,807
Indian rupees ("INR") (contracts to sell INR/buy US$)	(INR)	639,560,000	13,249,637
British pound ("GBP") (contracts to sell GBP/buy US$)	(GBP)	752,000	1,231,250
Singapore dollars ("SGD") (contracts to sell SGD/buy US$)	(SGD)	1,190,000	818,882
Malaysian ringgits ("MYR") (contracts to sell MYR/buy US$)	(MYR)	5,920,000	1,668,640
Australian dollars ("AUD") (contracts to sell AUD/buy US$)	(AUD)	630,000	501,480
Brazilian reais ("BRL") (contracts to sell BRL/buy US$)	(BRL)	5,740,000	2,913,114
Total			$23,313,810

The following tables show the average notional contract value in the underlying currency and U.S. Dollars of foreign exchange forward contracts outstanding during the three and six months ended June 30, 2009, grouped by underlying foreign currency:

	Average Contracts Outstanding
	during the three months ended June 30, 2009
	In Local Currency		In US Dollars
Euros ("EUR") (contracts to sell EUR/buy US$)	(EUR)	13,837,132	$18,946,084
Indian rupees ("INR") (contracts to sell INR/buy US$)	(INR)	219,062,637	4,443,589
British pound ("GBP") (contracts to sell GBP/buy US$)	(GBP)	2,070,593	3,116,979
Singapore dollars ("SGD") (contracts to sell SGD/buy US$)	(SGD)	2,601,055	1,757,484
Malaysian ringgits ("MYR") (contracts to sell MYR/buy US$)	(MYR)	6,061,538	1,705,857
Australian dollars ("AUD") (contracts to sell AUD/buy US$)	(AUD)	1,103,736	839,697
Canadian dollars ("CAD") (contracts to sell CAD/buy US$)	(CAD)	173,209	140,955
Brazilian reais ("BRL") (contracts to sell BRL/buy US$)	(BRL)	2,418,242	1,128,111
Total			$32,078,756

	Average Contracts Outstanding
	during the six months ended June 30, 2009
	In Local Currency		In US Dollars
Euros ("EUR") (contracts to sell EUR/buy US$)	(EUR)	26,136,299	$34,706,226
Indian rupees ("INR") (contracts to sell INR/buy US$)	(INR)	216,301,630	4,349,986
British pound ("GBP") (contracts to sell GBP/buy US$)	(GBP)	1,414,804	2,126,022
Singapore dollars ("SGD") (contracts to sell SGD/buy US$)	(SGD)	1,319,272	890,927
Malaysian ringgits ("MYR") (contracts to sell MYR/buy US$)	(MYR)	3,362,500	942,915
Australian dollars ("AUD") (contracts to sell AUD/buy US$)	(AUD)	834,457	604,711
Canadian dollars ("CAD") (contracts to sell CAD/buy US$)	(CAD)	846,533	688,259
Brazilian reais ("BRL") (contracts to sell BRL/buy US$)	(BRL)	2,170,978	971,221
Total			$45,280,267

As of June 30, 2009, all of our derivative instruments are maintained with Wells Fargo Bank and potentially subject us to a concentration of credit risk, which may result in credit related losses in the event of the bank's nonperformance. We mitigate this risk by monitoring Wells Fargo's credit ratings published by major rating firms (Fitch, Standard & Poor's, and Moody's). In addition, we monitor Wells Fargo's Credit Default Swap spread on a quarterly basis to assess the bank's default risk relative to its peers.

As discussed above, our foreign currency forward contracts are structured to expire on the last day of the accounting period, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends. Because of the short duration of these contracts, their fair value was not significant as of June 30, 2009 and December 31, 2008.

The tables below provide a summary of the effect of derivative instruments on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

		Amount of Gain or (Loss)
		Recognized in Results
		of Operations
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Results	Three months ended June 30,
under SFAS No. 133	of Operations	2009	2008
Foreign currency forward contracts	Other income/(expense), net	$(1,191)	$(382)

		Amount of Gain or (Loss)
		Recognized in Results
		of Operations
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Results	Six months ended June 30,
under SFAS No. 133	of Operations	2009	2008
Foreign currency forward contracts	Other income/(expense), net	$172	$(2,915)

The above gains or losses on the derivative instruments are generally offset or partially offset by a corresponding gain or loss on the underlying hedged transaction (e.g., customer accounts receivable). The gain or loss on both the derivative instrument and the corresponding hedged transaction are reflected in "other income (expense), net" in the accompanying unaudited condensed consolidated statements of operations.

Note 6 — Financial Statement Details

Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30,	December 31,
	2009	2008
Accounts receivable	$133,394	$178,221
Less: Allowance for doubtful accounts and sales returns	6,398	6,591
	$126,996	$171,630

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$24,242	$18,592
Work in process	201	78
Finished goods	6,262	5,034
Total inventories	$30,705	$23,704

Warranty liability reserve

An analysis of changes in the liability for product warranty costs for the six months ended June 30, 2009 is as follows (in thousands):

Balance at December 31, 2008	$2,602
Provision, net	5,000
Expenditures	(810)
Balance at June 30, 2009	$6,792

In the second quarter of 2008, we incurred a $2.8 million warranty charge for a Class A warranty event related to our performance management and monitoring product line.  Based on our experience with customers, along with additional benchmarking of the performance of our product, we determined that the associated costs will be higher than originally anticipated.  Accordingly, we revised our cost estimates and recorded an additional charge of $5.0 million in the first quarter of 2009. This additional charge is currently our best estimate of the additional costs required to address the warranty related issues. We are continuing our benchmarking studies related to the product's performance and are currently developing additional software functionality intended to improve the hardware requirements for our larger installations. If we are successful in developing this software solution in a timeframe that meets existing customers' needs for improved performance and/or if our benchmarking exercises yield new information, our estimated costs may be lowered or raised. Accordingly, the current estimate related to additional hardware and associated costs are reasonably likely to change over the next twelve months.

Note 7 — Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Purchased technology	$42,972	$42,490
Customer relationships	5,698	5,730
Non-compete contracts	-	240
	48,670	48,460
Less: accumulated amortization	(14,463)	(10,757)
Total intangible assets, net	$34,207	$37,703

Goodwill

As required by SFAS 142, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of certain events in accordance with the provisions of SFAS 142.

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows (in thousands):

Balance at December 31, 2008	$41,741
Adjustment related to acquisition of mBalance	(447)
Effect of exchange rate changes	320
Balance at June 30, 2009	$41,614

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

We conduct business globally, and as a result, one or more of our subsidiaries file income tax returns in various domestic and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. During 2008, the Internal Revenue Service ("IRS") completed an examination of tax years 2002 through 2006 and therefore, tax years prior to 2007 are generally no longer subject to adjustment. For our U.S. state tax returns, we are generally no longer subject to examination of tax years prior to 2004 although several jurisdictions have examined income tax filings through 2006. We are currently under examination by the North Carolina Department of Revenue as well as the New York State Department of Taxation and Finance for tax years 2004 through 2006. Our foreign income tax returns are generally no longer subject to examination for tax periods 2003 and prior. An examination by the Brazilian tax authorities of our 2007 and 2008 Brazilian tax returns is in the process of being finalized and based on information to date, we believe our financial statements reflect the outcome of this exam.

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

For the three and six months ended June 30, 2009, our effective rates were 43% and 37% respectively. The rate for the three months ended June 30, 2009 differs from the statutory rate of 35% primarily due to (i) the cumulative effect of increasing our full year estimated effective tax rate to approximately 37%, and (ii) establishment of a valuation allowance of $1.0 million for a deferred tax item created by the impairment of our investment in Genband. Due to the capital nature of this other-than-temporary loss, we believe it is not "more likely than not" that we will generate sufficient capital gains in the carry-forward period to realize this loss. The rate for the six months ended June 30, 2009 differs from the statutory rate of 35% primarily due to the establishment of the valuation allowance discussed above, offset by the recognition during first quarter of 2009 of certain previously unrecognized tax benefits of approximately $0.9 million associated with the settlement of two state examinations for tax years 2004 through 2006.

Our effective rate of 1% and 23% for the three and six months ended June 30, 2008 differs from the statutory rate of 35% primarily due to the reversal of the valuation allowance of $3.7 million noted below, with the remaining difference primarily relating to a change in estimate associated with the realizability of certain Federal and state research and development credits due in part to the IRS completing its examination.

As a result of the IRS completion of its examination of our 2002 through 2006 income tax returns in the second quarter of 2008, we recorded certain adjustments to our tax returns that were timing in nature. As a result of the aforementioned timing adjustments, our taxable income in 2006 was increased, allowing us to carryback a capital loss generated in 2007 from the disposal of our SSG business. We had previously determined that a full valuation allowance was required for the $3.7 million deferred tax asset resulting from this capital loss; however, as a result of our ability to utilize this loss against our 2006 capital gains, we reversed the valuation allowance and recorded a corresponding income tax benefit in continuing operations of $3.7 million.

Primarily as a result of the disposition of our former SSG business unit in early 2007, a significant number of employee stock options expired unexercised during 2007, resulting in the exhaustion of our "pool of windfall tax benefits" as of December 31, 2007 under SFAS 123R. As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under SFAS 123R will negatively impact our effective tax rate and increase its volatility, resulting in a reduction of our earnings. SFAS 123R requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs. For the three and six months ended June 30, 2008, we recorded discrete items of approximately $1.0 million and $2.6 million respectively, in the provision for income taxes related to stock-based compensation pursuant to SFAS 123R. For the three and six months ended June 30 2009, we recorded a $0.1 million tax benefit associated with stock-based compensation. This benefit was recorded as an increase to additional paid in capital pursuant to SFAS 123R and SFAS 109.

Note 9 — Commitments and Contingencies

Indemnities, Commitments and Guarantees

In the normal course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, indemnities to our customers for liabilities associated with the infringement of other parties' intellectual property in connection with the sale of our products and licensing of our technology, guarantees of timely performance of our obligations, indemnities related to the reliability of our equipment, commitments to pay damages for breach of confidentiality obligations, gross negligence, willful misconduct, property damage and bodily harm, and indemnities to our directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and, in certain cases, is indefinite. Many of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded a liability for these indemnities, commitments or guarantees in the accompanying unaudited condensed consolidated balance sheets because future payment is not probable.

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

Note 10 — Stock-Based Compensation

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Three months ended June 30, 2009
Cost of goods sold	$85	$187	$272
Research and development	244	266	510
Sales and marketing	177	619	796
General and administrative	579	1,504	2,083
Total continuing operations	$1,085	$2,576	$3,661

Three months ended June 30, 2008
Cost of goods sold	$232	$98	$330
Research and development	374	186	560
Sales and marketing	313	366	679
General and administrative	698	1,122	1,820
Total continuing operations	$1,617	$1,772	$3,389

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Six months ended June 30, 2009
Cost of goods sold	$224	$274	$498
Research and development	522	525	1,047
Sales and marketing	406	1,130	1,536
General and administrative	1,251	2,641	3,892
Total continuing operations	$2,403	$4,570	$6,973

Six months ended June 30, 2008
Cost of goods sold	$529	$172	$701
Research and development	932	290	1,222
Sales and marketing	778	648	1,426
General and administrative (1)	1,489	1,679	3,168
Total continuing operations	$3,728	$2,789	$6,517

(1)

Included in the general and administrative expense amount is the reversal of approximately $0.2 million of stock-based compensation expense resulting from the revision of our 2007 restructuring activities estimate.

Stock-based compensation expense was recorded net of estimated forfeitures for the three and six months ended June 30, 2009 and 2008 such that expense was recorded only for those stock-based awards that are expected to vest.

Note 11 — Operating Segment Information

We consider ourselves to be in a single reportable segment under SFAS 131, specifically the development and sale of signaling telecommunications and related value added applications and services.

Enterprise-Wide Disclosures

The following table sets forth, for the periods indicated, revenues from external customers by our principal product lines (in thousands):

	For the Three Months Ended
	June 30,
	2009	2008
Product revenues:
Eagle and other signaling products	$65,986	$59,550
Number portability products	7,562	10,638
Performance management and monitoring products	4,942	7,277
Total product revenues	78,490	77,465
Warranty revenues	20,814	20,573
Professional and other services revenues	14,879	18,384
Total revenues	$114,183	$116,422

	For the Six Months Ended
	June 30,
	2009	2008
Product revenues:
Eagle and other signaling products	$127,591	$136,334
Number portability products	15,533	14,012
Performance management and monitoring products	15,064	11,130
Total product revenues	158,188	161,476
Warranty revenues	42,081	38,008
Professional and other services revenues	30,572	35,181
Total revenues	$230,841	$234,665

  We conduct business in a number of foreign countries and are organized into three geographic regions. The three regions are: (1) North America, comprised of the United States and Canada, (2) "EAAA," comprised of Europe and the Middle East, Asia Pacific (including China and India), Africa and Australia, and (3) "CALA," comprised of the Caribbean, South America and Central America, including Mexico. Revenues are attributed to a particular geographical region based on where the products are shipped to or where the services are performed. The following table sets forth, for the periods indicated, revenues from external customers by geographic region (in thousands):

	Revenues from External Customers
	By Geographic Region
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
North America(1)	$57,463	$48,790	$98,550	$104,378
EAAA	43,447	45,510	87,710	91,611
CALA	13,273	22,122	44,581	38,676
Total revenues from external customers	$114,183	$116,422	$230,841	$234,665

(1)

North America includes revenues in the United States of $50,648 and $41,262 for the three months ended June 30, 2009 and 2008, respectively, and $87,403 and $95,473 for the six months ended June 30, 2009 and 2008, respectively.

For the three months ended June 30, 2009, sales to AT&T and Deutsche Telecom AG Group each represented 15% of our revenues. For the three months ended June 30, 2008, sales to Deutsche Telecom AG Group represented 16% of our revenues, sales to Carso Global Telecom represented 12% of our revenues, and sales to AT&T represented 10% of our revenues.

For the six months ended June 30, 2009, sales to Carso Global Telecom represented 14% of our revenues, and sales to AT&T represented 13% of our revenues. For the six months ended June 30, 2008, sales to AT&T represented 13% of our revenues.

The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment, investment in privately held companies and other assets by geographic region (in thousands):

	Long-Lived Assets
	By Geographic Region
	June 30,	December 31,
	2009	2008
United States	$53,259	$53,972
Other	5,124	4,644
Total long-lived assets	$58,383	$58,616

Note 12 — Earnings Per Share - Continuing Operations

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings from continuing operations per share computations for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share amounts):

	Income from
	Continuing
	Operations	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2009:
Basic income from continuing operations per share	$9,753	66,744	$0.15
Effect of dilutive securities	-	758
Diluted income from continuing operations per share	$9,753	67,502	$0.14

For the Three Months Ended June 30, 2008:
Basic income from continuing operations per share	$15,318	65,638	$0.23
Effect of dilutive securities	-	793
Effect of "if-converted" method applied former convertible debt	504	5,522
Diluted income from continuing operations per share	$15,822	71,953	$0.22

For the Six Months Ended June 30, 2009:
Basic income from continuing operations per share	$22,118	66,514	$0.33
Effect of dilutive securities	-	671
Diluted income from continuing operations per share	$22,118	67,185	$0.33

For the Six Months Ended June 30, 2008:
Basic income from continuing operations per share	$27,181	66,578	$0.41
Effect of dilutive securities	-	556
Effect of "if-converted" method applied former convertible debt	1,085	5,942
Diluted income from continuing operations per share	$28,266	73,076	$0.39

The computation of diluted earnings from continuing operations per share excludes unexercised stock options, and unvested restricted stock units that are anti-dilutive. The following common stock equivalents were excluded from the earnings from continuing operations per share computation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average number of stock options and SARs excluded
due to the exercise price exceeding the average fair value of our
common stock during the period	5,235	6,507	5,801	7,581

There were no transactions subsequent to June 30, 2009, which, had they occurred prior to the end of our second quarter, would have changed materially the number of shares in the basic or diluted earnings from continuing operations per share computations.

Note 13 — Subsequent Events

No events occurring after the balance sheet date have come to our attention that require recognition or disclosure in the accompanying unaudited financial statements. We have evaluated subsequent events through August 4, 2009.

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

Overview of Our Business and Products

We are a leading global provider of telecommunications network systems and software applications, which we design, develop, manufacture, market, sell and support. Our applications include: (i) high-performance, network-centric, mission-critical applications for signaling and session control; (ii) complementary applications that enable service providers to better measure, manage, and monetize the communication services they provide; and (iii) mobile messaging applications that enable mobile service providers to efficiently support their text-messaging growth with a high-performance, network-messaging solution. Our customers predominantly include mobile or "wireless" communications operators and traditional landline or "wireline" telecommunications operators (collectively, "service providers"). Our applications enable our service provider customers to optimize their network efficiency and performance and to provide basic and enhanced voice and data services to their subscribers.

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

Operating Environment and Key Factors Impacting our 2009 Results

The majority of our orders and revenues are derived from our EAGLE® 5 product line. The EAGLE® 5 product platform can accommodate: (i) SIGTRAN (SS7 over IP); (ii) TDM (SS7 over ATM or high speed links and SS7 over low speed links); and (iii) a number of other protocols and network applications.

In the last several years, certain alternative IP architectures, including the IP Multimedia Subsystem architecture ("IMS"), have emerged as architectures well suited for our customers' networks. As a result, we believe our customers are beginning to transition from an architecture that utilizes an SS7-based protocol for signaling to a newer signaling protocol, Session Initiation Protocol, or SIP. SIP's advantages include its ability to manage multimedia services (voice, video and data) in an IP network, making them accessible from a wide variety of devices, such as mobile phones, personal computers, ordinary phones and personal digital assistants, or so called "smart phones."

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

In addition to the strength of our SS7- and SIGTRAN-based products, our international revenues, particularly in emerging markets (defined as low and middle income countries as classified by The World Bank), such as India, are becoming an increasingly important part of our operations. Specifically, given the explosive wireless subscriber growth and the introduction of number portability in India, this market is likely to be one of our largest markets for the next several years. With respect to our current opportunities, we are taking advantage of the number portability mandate to grow our signaling installed base across all of our current customers in India, as well as to penetrate new ones. Therefore, we expect the product mix of our sales early in this period to be weighted heavily towards traditional signaling expansion with a substantial number of new nodes or node reconfigurations for both new and existing customers. We expect the order flow from these opportunities to occur over the next twelve to eighteen months. This product mix and the competitive nature of the Indian market will result in the initial margins on this new business being lower than our corporate average, and the order to revenue conversion time to be longer than our overall corporate average.

Beginning in 2008 and continuing throughout 2009, our business worldwide has been and continues to be impacted by the global financial crisis and the deterioration in the general macroeconomic environment. The current global financial crisis includes, among other things: (i) significant reductions in available capital and liquidity from banks and other providers of credit; (ii) substantial reductions and/or fluctuations in equity and currency values worldwide; and (iii) concerns that the worldwide economy has entered into a prolonged recessionary period. Further, the overall weak economic conditions resulted in our customers reducing their capital expenditure budgets and seeking ways to reduce their operating expenses. As a result, in 2009 we have seen additional pressure from our customers to lower prices for our products and warranty services as they try to improve their operating performance and procure additional capital equipment within their reduced budget levels.

To the extent we lower prices on our products and services, our orders, revenues, and gross margins may be negatively impacted. Further, certain customers have sought and others may seek reductions in their operating expenses, particularly warranty-related expenses. To the extent that we agree to or re-negotiate lower prices on our warranty services, it may affect our ability to establish vendor specific objective evidence of the fair value ("VSOE") for these warranty services. Should we lose VSOE for these services, our products and implementation services will be recognized ratably over the warranty period upon completion of the delivery of all products and implementation services within a specific customer arrangement. Therefore, the timing of revenue recognition of these revenues would be substantially later than under our current revenue recognition model in which we have established VSOE for our warranty services.

We have also experienced an increasing number of our customers, principally in emerging markets, requesting longer payment terms, lease or vendor financing arrangements, and/or longer terms for the letters of credit securing purchases of our products and services. To the extent that we decline such requests, our orders could be negatively impacted. To the extent we agree to such requests, our order to revenue conversion cycle may lengthen, our cash flows may be deferred, and/or our credit risk associated with these transactions may increase. Although we have processes in place to monitor and mitigate credit risk, there can be no assurance that such programs will be effective in managing such risk.

Our exposure to credit risk may increase as a result of the current global economic crisis, which may adversely affect service providers as the end-user demand for their services decreases and/or they are experiencing difficulties in obtaining financing. We believe that the geographical diversity of our customers and the diversification within their customer bases, coupled with our strong financial position, afford some protection in the current environment; however we continue to closely monitor our credit exposures and may seek additional ways to mitigate this exposure. Credit losses for customers we deem to pose substantial collection risks have been provided for in the accompanying financial statements. Historically, credit losses have been within management's expectations. Future losses, if incurred, however, could harm our business and have a material adverse effect on our consolidated financial position, results of operations and cash flows.

As anticipated by management and for the reasons discussed above, our customers delayed or reduced the size of their orders in response to the economic downturn, resulting in lower orders in the first half of 2009 as compared to the same period in 2008. Further, in the second quarter of 2009 we experienced a significant shift in the linearity of our orders, such that a substantial majority of orders were obtained in the last weeks of the quarter. We expect this trend to continue and, accordingly, may experience increased volatility in our quarterly orders going forward. Our "book-ship" business (revenues recognized from orders received within the same quarter) declined substantially during the first half of 2009 compared to the first half 2008. Despite this decline, we are cautiously optimistic that this trend may be reversing, as the second quarter book-ship business declined only slightly on a year-over-year basis, and North America actually showed year-over-year growth in the second quarter. While we had year-over-year declines in orders, our year to date revenues remained comparable, as the majority of our revenues were derived from existing backlog, and our operating income was higher than in the first half of 2008 as we continued to closely monitor our costs and expenses in this difficult economic time. Our future revenues and operating performance could be negatively impacted if orders do not return to levels equal to or exceeding the orders obtained in the comparable period in 2008.

Summary of Operating Results and Key Financial Metrics

The following is a summary of our performance relative to certain key financial metrics for our continuing operations as of and for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 (in thousands, except earnings per share):

	Three Months Ended June 30,
	2009	2008
Statement of operations statistics:
Orders	$104,701	$122,900
Revenues	$114,183	$116,422
Operating income	$19,611	$14,971
Diluted earnings per share	$0.14	$0.22
Cash flows from operations for continuing operations	$12,168	$18,497

	Six Months Ended June 30,
	2009	2008
Statement of operations statistics:
Orders	$172,655	$205,302
Revenues	$230,841	$234,665
Operating income	$37,514	$33,063
Diluted earnings per share	$0.33	$0.39
Cash flows from operations for continuing operations	$32,921	$56,931

	June 30,	December 31,
	2009	2008
Balance sheet statistics:
Cash and cash equivalents	$242,905	$209,441
Accounts receivable, net	$126,996	$171,630
Backlog	$353,312	$412,062
Deferred revenue	$167,520	$209,429
Working capital	$358,506	$210,371
Shareholders' equity	$538,842	$504,846

Orders decreased by 15% to $104.7 million in the second quarter of 2009 from $122.9 million in the second quarter of 2008 and decreased by 16% to $172.7 million for the six months ended June 30, 2009 from $205.3 million for the same period in 2008. We believe the year-over-year decrease in orders is primarily due to the difficult economic environment and uncertainties in the financial markets continuing through the first half of 2009. Further, our orders during the first half of the year are typically impacted by our customers' capital spending plans and patterns which tend to result in lower orders in the first half of the year as companies finalize their capital spending plans, and higher orders in the second half of the year as companies strive to fully utilize their capital budgets. This trend appears to be particularly pronounced in the current economic environment, as carriers appear to be very cautious about committing to capital expenditures given the overall market uncertainty.

While it is difficult for us to determine the extent to which the current economic environment will affect the timing or size of our customers' orders in 2009, we believe that our order input has been, and may continue to be negatively impacted. In particular, many service providers have estimated that they will reduce capital spending in 2009 versus 2008, with the largest reductions expected to be made by wireline carriers. However, it is unclear how these capital reductions will impact us, as the volume of signaling traffic continues to grow. In addition, we believe that uncertainties in the financial markets, the lack of credit in the developing world, and currency fluctuations have negatively impacted and may continue to negatively impact orders. However, despite the recent downturn in economic conditions we expect that second half orders will be stronger than those for the first half.

Revenues remained relatively comparable on a quarter-over-quarter and year-over-year basis, decreasing by 2% to $114.2 million and $230.8 million in the second quarter and first half of 2009, respectively, from $116.4 million and $234.7 million in the second quarter and first half of 2008, respectively. In 2009, our revenues were negatively impacted by the reduced product revenues from book-ship business, as well as lower services revenues, particularly in the EAAA region, as 2008 included the completion of certain large EAGLE® 5 and other signaling projects that required a significant amount of professional services in that region.

Operating Income from Continuing Operations increased by $4.6 million from $15.0 million in the second quarter of 2008 to $19.6 million in the second quarter of 2009, primarily due to an improvement in gross margins of $2.9 million and in operating expenses of $1.8 million. Our gross margins for the second quarter of 2009 in terms of absolute dollars improved primarily due to the second quarter of 2008 being negatively impacted by $2.8 million of warranty charges with respect to a Class A warranty event related to our performance and monitoring product line. The year-over-year decline in operating expenses during the second quarter of 2009 is due principally to cost reduction measures put in place in response to the economic downturn.

For the six months ended June 30, 2009, operating income increased by $4.5 million from $33.1 million for the six months ended June 30, 2008 to $37.5 million for the six months ended June 30, 2009. The year-over-year increase was due to a reduction of $4.5 million of operating expenses that occurred as a result of a one time expense of $2.7 million associated with our acquisition of Estacado Systems in 2008, with the remaining reduction of expenses principally due to a reduction in operating expenses as a result of our cost control initiatives.

Diluted Earnings per Share from Continuing Operations decreased from $0.22 per share in 2008 to $0.14 per share in 2009 on a quarter-to-date basis, and from $0.39 per share in 2008 to $0.33 per share in 2009 on a year-to-date basis. These decreases are primarily due to (i) a $2.8 million loss related to the impairment of investment in Genband, and (ii) an increase in tax expense that occurred as a result of the 2008 periods reflecting the benefit of a $3.7 million reduction in deferred tax asset valuation allowance, whereas 2009 periods do not reflect a similar benefit. Partially offsetting the above reduction in earnings per share is a lower share count in 2009 as a result of the repayment of convertible debt in the second quarter of 2008, as well as completion of a stock repurchase program in the third quarter of 2008.

Cash Flow from Operations for continuing operations decreased from $56.9 million for the six months ended June 30, 2008 to $32.9 million for the six months ended June 30, 2009, primarily as a result of (i) lower collections resulting from a year-over-year decline in orders and associated billing activity and a greater percentage of our business coming from emerging markets, which typically have slower billing terms and longer payment terms, (ii) the decrease in net income as discussed above and (iii) a $4.4 million non-recurring tax refund received in 2008.

Cash and Cash Equivalents increased during the six months ended June 30, 2009 by $33.5 million, or 16%, primarily due to: (i) cash inflow from operating activities of $32.9 million, (ii) proceeds from redemptions of ARS securities of $5.5 million, and (iii) proceeds from issuance of common stock under our equity compensation plans of $6.0 million. Partially offsetting these inflows were purchases of property and equipment of $12.1 million.

Accounts Receivable decreased by $44.6 million during the six months ended June 30, 2009 to $127.0 million primarily due to lower billings as a result of lower orders, coupled with cash collections in the first half of 2009. Specifically, our fourth quarter of each year is typically our highest billings quarter, and the collections in the first two quarters of the following year are usually favorably impacted by the seasonality of our billings.

Backlog decreased by $58.8 million, or 14%, from December 31, 2008 to June 30, 2009, principally due to the seasonality of orders resulting in a reduction in backlog during the first half of the year as revenues significantly exceeded orders. Compounding the normal seasonality of orders is the current slowdown in the global economic environment, which, as discussed previously, we believe negatively impacted the spending patterns of our customers and thus our orders.

Deferred Revenue decreased by $41.9 million, or 20%, from $209.4 million as of December 31, 2008 to $167.5 million as of June 30, 2009, due primarily to the decline in our orders and billings in the first half of 2009 as discussed above. Additionally, in 2009 a larger percentage of our revenues was derived from existing backlog and deferred revenues as compared to 2008 as a result of reduction in the amount of book-ship business.

Working Capital increased by $148.1 million, or 70%, from $210.4 million as of December 31, 2008 to $358.5 million as of June 30, 2009, primarily due to (i) the reclassification of our auction rate securities and Put right aggregating $101.9 million from long-term to short-term assets and (ii) cash flows from operating activities of $32.9 million.

Shareholders' Equity increased by $34.0 million in the six months ended June 30, 2009 from $504.8 million as of December 31, 2008 to $538.8 million as of June 30, 2009, due primarily to: (i) net income of $22.1 million for the period; (ii) proceeds from the issuance of common stock under our equity compensation plans of $6.0 million; and (iii) an increase in common stock resulting from stock-based compensation of $7.0 million which is included in the current period net income.

Results of Operations

Because the software component of our products is more than incidental to their overall functionality and we have not established VSOE for our products, we recognize revenue under the residual method prescribed by SOP 97-2. As a result, under arrangements with multiple product deliverables, we defer revenue recognition related to partial shipments until all products under the arrangement are shipped and title and risk of loss have passed to the customer.

As a result of following the residual method, the majority of our revenues in any given quarter are derived from our existing backlog of orders. While the timing of revenue recognition from receipt of an order varies from days to multiple years, on average we believe that our orders turn to revenues within six to fifteen months, depending on the product line, geographic region and the size of the order, along with whether the order is from a new or existing customer. Accordingly, our near-term revenue growth depends significantly on our existing backlog. Our long-term growth is more dependent on growth in orders, or more specifically, our ability to achieve a book-to-bill ratio greater than one to one.

The timing of revenue recognition may vary significantly from quarter to quarter depending on the shipment arrangements and other terms of our customer orders. Also, because a majority of the costs incurred within our customer service organization are fixed and do not necessarily fluctuate directly with revenues recognized, a decline in revenues is likely to result in a decrease in our gross margins. In addition, because a significant portion of our operating expenses, such as research and development expenses, sales and marketing expenses, and general and administrative expenses, is fixed and does not fluctuate proportionally with revenues recognized, the amount of such operating expenses as a percentage of revenues may vary significantly from period to period.

Revenues

Revenues remained relatively comparable on a quarter-over-quarter and year-over-year basis, decreasing by 2% to $114.2 million and $230.8 million in the second quarter and first half of 2009, respectively, from $116.4 million and $234.7 million in the second quarter and first half of 2008, respectively. The following discussion provides a more detailed analysis of our changes in revenues by geography, product line, and revenue type (i.e., product, service and warranty).

Revenues by Geographical Region

The following table sets forth revenues from the three geographic regions in which we generate sales of our products: North America, EAAA, and CALA (dollars in thousands):

	For the Three Months Ended
	June 30,		Change
	2009	2008	2008 to 2009
North America	$57,463	$48,790	$8,673	18%
EAAA	43,447	45,510	(2,063)	(5)%
CALA	13,273	22,122	(8,849)	(40)%
Total revenues	$114,183	$116,422	$(2,239)	(2)%

	For the Six Months Ended
	June 30,		Change
	2009	2008	2008 to 2009
North America	$98,550	$104,378	$(5,828)	(6)%
EAAA	87,710	91,611	(3,901)	(4)%
CALA	44,581	38,676	5,905	15%
Total revenues	$230,841	$234,665	$(3,824)	(2)%

Our revenues declined on a year-over-year basis during the second quarter of 2009 by $2.2 million primarily due to a net decline in book-ship business. While our book-ship business declined in aggregate, we saw strength with respect to such business within our North American region which was also the primary driver in the revenue increase of $8.7 million for this region. Also contributing to the overall decline in revenues was the decline in revenues within our CALA region due to the timing of revenue recognition for several large orders from our backlog that were completed in the first half of 2008.

For the six months ended June 30, 2009, our revenues decreased on a year-over-year basis by 2% due to decreases in our North America and EAAA regions. In particular, in 2009 our year-to-date revenues were affected by lower book-ship business across all regions as compared to 2008. Further, our EAAA revenues were also negatively impacted by a reduction in our professional services revenues primarily due to fewer service intensive projects in the EAAA region compared to a year ago. Partially offsetting these decreases was an increase in CALA region revenues as a result of several large projects that were in backlog being completed in the first quarter of 2009.

Revenues by Product Line

In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our product lines. Revenues from each of our product lines for the three and six months ended June, 30 2009 and 2008 are as follows (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2009	2008	2008 to 2009
Product revenues:
Eagle and other signaling products	$65,986	$59,550	$6,436	11%
Number portability products	7,562	10,638	(3,076)	(29)%
Performance management and monitoring products	4,942	7,277	(2,335)	(32)%
Total product revenues	78,490	77,465	1,025	1%
Warranty revenues	20,814	20,573	241	1%
Professional and other services revenues	14,879	18,384	(3,505)	(19)%
Total revenues	$114,183	$116,422	$(2,239)	(2)%

	For the Six Months Ended
	June 30,		Change
	2009	2008	2008 to 2009
Product revenues:
Eagle and other signaling products	$127,591	$136,334	$(8,743)	(6)%
Number portability products	15,533	14,012	1,521	11%
Performance management and monitoring products	15,064	11,130	3,934	35%
Total product revenues	158,188	161,476	(3,288)	(2)%
Warranty revenues	42,081	38,008	4,073	11%
Professional and other services revenues	30,572	35,181	(4,609)	(13)%
Total revenues	$230,841	$234,665	$(3,824)	(2)%

Product Revenues

Our product revenues increased by $1.0 million, or 1%, in the second quarter of 2009 compared to the second quarter of 2008 due primarily to higher revenues from our EAGLE® 5 and other signaling products in the North America region as discussed above, along with an increase in the EAAA region primarily attributable to the timing of completion of ongoing projects in this region. Offsetting this increase was a decrease in number portability revenues, primarily due to the second quarter of 2008 being positively impacted by the number portability mandate in the CALA region, particularly in Mexico. Also contributing to the overall decrease in revenues in the second quarter of 2009 was a decrease in performance management and monitoring product revenues, attributable primarily to the timing of completion of a number of ongoing projects from backlog. Revenues from this product line continue to be affected by the lengthening of the time it takes to convert orders related to this product line to revenue from a historical time frame of six to twelve months to a current time period of typically nine to fifteen months. We believe that our continued investment in research and development for this product may result in this trend reversing over the long-term. Further, we expect that these development efforts may result in the completion of several projects in backlog, such that our performance monitoring revenues during the second half of 2009 will be higher than those for the first half. Despite the expected improvement in this product line, we believe that our quarterly revenues associated with our performance management and monitoring product line may continue to be highly volatile.

Product revenues for the first six months of 2009 decreased by $3.3 million, or 2%, as compared to the same period in 2008, driven primarily by the overall decrease in our EAGLE® 5 and other signaling products revenues in North America region. This decline was principally due to a decline in revenues from book-ship business during the first quarter of 2009 as compared to the first quarter of 2008 that we believe occurred due to current economic conditions. This decrease was partially offset by the increase in number portability and monitoring products revenues, attributable primarily to the timing of completion of a number of ongoing projects, particularly in the North America and CALA regions.

Domestically, our product revenues are impacted by a variety of factors, including: (i) industry consolidation resulting in delay and/or decline in our customer orders; (ii) the pricing of our SIGTRAN- and SIP-based products, which are typically at a significantly lower price per equivalent link or unit of throughput than our traditional SS7-based products, potentially resulting in reductions in our order value and revenues; (iii) the ability to sell our newest products, such as Eagle XG and messaging into our existing customer base and (iv) the amount of signaling traffic generated on our customers' networks, impacting our volume of orders. We derive the majority of product revenues in North America from wireless operators, and wireless networks generate significantly more signaling traffic than wireline networks. As a result, these networks require significantly more signaling infrastructure. Signaling traffic on our wireless customers' networks may be impacted by several factors, including growth in the number of subscribers, the number of calls made per subscriber, roaming and the use of additional features, such as text messaging.

Internationally, in addition to depending on the factors affecting our domestic sales growth described above, our product revenues growth depends on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor, and our ongoing ability to meet the signaling requirements of the newly acquired customers. As indicated previously, we have experienced significant growth in our international revenues and, as much of this growth has been derived from sales of EAGLE® 5 initial systems, we believe that we are building a base for future revenues from our higher margin extension business and other products in our portfolio.

Warranty Revenues

Warranty revenues include revenues from our (i) standard warranty coverage, which is typically provided at no charge for the first year but is allocated a portion of the arrangement fee in accordance with SOP 97-2, and (ii) our extended warranty offerings. After the first year warranty, our customers typically prepay warranty services for periods up to a year, which we reflect in deferred revenues. We recognize the revenue associated with our warranty services ratably over the term of the warranty arrangement based on the number of days the contract is outstanding during the period. Warranty revenues increased by 1% and 11% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. These increases are primarily due to an increase in our installed base of customers globally, and to a lesser extent the timing of the completion of negotiations on extended warranty arrangements and timing of the warranty renewals.

As discussed previously, we have experienced certain pricing pressure in 2009 related to our warranty revenues as customers try to reduce their operating expenses in the current economic environment. Should we continue to experience pricing pressure with respect to our warranty services, the growth rate of warranty revenues may decline. Please refer to the risk factor entitled "The current economic environment has resulted in an increasing pressure from our customers for us to lower prices for our products and warranty services, which may negatively impact our margins, operating results, and timing of revenue recognition" included in Item 1A of this Form 10-Q for additional risk associated with this pricing pressure.

The timing of recognition of our warranty revenues may be impacted by, among other factors: (i) delays in receiving purchase orders from our customers; (ii) the inability to recognize any revenue, including revenue associated with first year warranty, until the delivery of all product deliverables associated with an order is complete; and (iii) receipt of cash payments from the customer in cases where the customer is deemed a credit risk.

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

Professional and other services revenues decreased by $3.5 million, or 19%, in the second quarter of 2009, and by $4.6 million, or 13%, in the first half of 2009 as compared to the same periods of 2008. The decrease in services revenues on both the quarter and year-to-date basis was driven primarily by the reduction in other services revenues in the EAAA region as we completed certain EAGLE® 5 and other signaling projects in 2008 associated with a number of services intensive customer projects as compared to the professional services required for the 2009 projects recognized.

Regardless of the mix of products purchased (for example, initial or extension EAGLE® 5 systems), new customers require a greater amount of installation, training and other professional services at the initial stages of deployment of our products. As our customers gain more knowledge of our products, the follow-on orders generally do not require the same levels of services and training, as our customers tend to either: (i) perform the services themselves; (ii) require limited services, such as installation only; or (iii) require no services, and, in particular, no database migration or training services.

Cost of Sales

In order to better understand our cost structure, we analyze and present our costs and expenses in the categories discussed below:

Cost of goods sold

Cost of goods sold includes: (i) materials, labor, and overhead costs incurred internally and paid to contract manufacturers to produce our products; (ii) personnel and other costs incurred to install our products; and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2009	2008	2008 to 2009
Cost of good sold	$36,364	$42,392	$(6,028)	(14)%
Revenues	114,183	116,422	(2,239)	(2)%
Cost of good sold as a percentage of revenues	32%	36%

	For the Six Months Ended
	June 30,		Change
	2009	2008	2008 to 2009
Cost of good sold	$76,713	$82,338	$(5,625)	(7)%
Revenues	230,841	234,665	(3,824)	(2)%
Cost of good sold as a percentage of revenues	33%	35%

Cost of goods sold decreased in both absolute dollars and as a percentage of revenues in the three and six months ended June 30, 2009 as compared to the same periods in 2008. On a quarter-over-quarter basis, the reduction in cost of goods sold in the second quarter of 2009 is primarily due to (i) $2.8 million of warranty charges accrued during the second quarter of 2008 for a Class A warranty event related to our performance and monitoring product line, (ii) the year-over-year decline in revenues and resulting proportional reduction in cost of goods, and (iii) a shift in revenue mix to our higher margin EAGLE® 5 and other signaling products from our lower margin professional services.

In the first half of 2009, our cost of goods sold was positively impacted by (i) cost reduction and engineering initiatives that have resulted in lower component costs, (ii) a higher portion of overall revenues being derived from our higher margin warranty services versus lower margin professional and installation services, and (iii) and an increase in the percentage of our product revenues being derived from our higher margin number portability revenues. Partially offsetting these favorable items is a net increase in warranty costs of $2.2 million as discussed further below.

As discussed above, we accrued $2.8 million related to a Class A warranty event related to our performance and monitoring product line during the second quarter of 2008. Based on our experience with customers, along with additional benchmarking of the performance of our product, we have determined that the amount of associated costs will be higher than originally anticipated.  Accordingly, we revised our cost estimates and recorded an additional charge of $5.0 million in the first quarter of 2009. We are continuing our benchmarking studies related to the product's performance and are currently developing additional software functionality intended to improve the hardware requirements for our larger installations. If we are successful in developing this software solution in a timeframe that meets existing customers' needs for improved performance and/or if our benchmarking exercises yield new information, our estimated costs may be lowered or raised.

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

Amortization of Purchased Technology

Amortization of purchased technology for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Amortization of purchased technology related to:
iptelorg	$116	$105	$224	$210
mBalance	916	-	1,843	-
Steleus	483	482	965	964
Total	$1,515	$587	$3,032	$1,174

Research and Development Expenses

Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for the three and six months ended June 30, 2009 and 2008 (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2009	2008	2008 to 2009
Research and development	$25,551	$26,216	$(665)	(3)%
Percentage of revenues	22%	23%

	For the Six Months Ended
	June 30,		Change
	2009	2008	2008 to 2009
Research and development	$51,403	$50,624	$779	2%
Percentage of revenues	22%	22%

The following is a summary of the year-over-year fluctuations in our research and development expenses during the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008 to 2009	2008 to 2009
Increase (decrease) in:
Salaries, benefits and incentive compensation	$(757)	$730
Stock-based compensation	(50)	(175)
Consulting and professional services	(138)	(269)
Facilities and depreciation	277	528
Other	3	(35)
Total	$(665)	$779

We have made, and intend to continue to make, substantial investments in product and technology development, and we believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness. In particular, we continue to invest our research and our outsourced development spending in developing SIP-based signaling products to help customers migrate to IP networks, such as our new EAGLE XG platform, and increased investments in our messaging products, including ongoing costs resulting from our acquisition of mBalance. In addition, our continued success in winning new customers and new number portability orders outside North America has required investment in International Telephone Union ("ITU") and other local feature development.

While research and development expenses decreased on a year-over-year basis during the second quarter of 2009, the decrease was not associated with a reduction in resources allocated to our development efforts, but instead to a reduction in incentive compensation for our research and development personnel. Specifically, the decrease in salaries, benefits, and incentive compensation expense during the quarter was due to reduced incentive compensation commensurate with lower revenues and orders in 2009. Partially offsetting this decrease was an increase in facilities and depreciation expense, primarily attributed to the increased capital expenditures in 2009 to support activities discussed above, as well as the addition of mBalance facilities in late 2008.

The year-over-year increase in the research and development expense during the first half of 2009 was primarily due to our continued investment in our next generation products and additional features, such as the ITU features discussed above. Specifically, we have continued to invest in additional resources resulting in increased headcount and associated employee and facilities related expenses. In particular, the salaries, benefits and incentive compensation increase reflects increased investment in key internal resources to address the above mentioned development efforts, and the addition of mBalance employees to our research and development team at the end of 2008. Partially offsetting these increases was a decrease in (i) incentive compensation discussed previously, (ii) stock-based compensation as a result of fewer equity grants, and (iii) consulting and professional services, due primarily to reduced spending on one of our development projects as we near completion. This project had utilized a significant amount of contractor workforce in 2008.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including: (i) salaries, commissions and related costs; (ii) outside contract personnel; (iii) facilities costs; (iv) advertising and other marketing costs, such as tradeshows; and (v) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for the three and six months ended June 30, 2009 and 2008 (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2009	2008	2008 to 2009
Sales and marketing expenses	$17,110	$18,906	$(1,796)	(9)%
Percentage of revenues	15%	16%

	For the Six Months Ended
	June 30,		Change
	2009	2008	2008 to 2009
Sales and marketing expenses	$34,406	$37,110	$(2,704)	(7)%
Percentage of revenues	15%	16%

The following is a summary of the year-over-year fluctuation in our sales and marketing expenses during the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008 to 2009	2008 to 2009
Increase (decrease) in:
Salaries, benefits and incentive compensation	$(677)	$(964)
Stock-based compensation	117	110
Sales commissions	(19)	(239)
Marketing and advertising	(578)	(396)
Travel	(505)	(1,048)
Other	(134)	(167)
Total	$(1,796)	$(2,704)

The decrease in sales and marketing expenses in 2009 as compared to 2008, both on a quarter-to-date and year-to-date basis, was primarily attributable to the reductions in our employee-related and travel expenses, as well as marketing and advertising activities. Specifically, salaries, benefits, and related compensation decreased in 2009 due primarily to a realignment of the sales organization to better match our current order expectations, along with a reduction in commissions primarily due to the lower revenues, as well as lower average commission rates as a result of the decline in orders.

We have also continued to focus on controlling our costs, particularly in the current economic environment, through several cost control initiatives designed to reduce travel- and marketing-related expenses. As a result, during the second quarter and first half of 2009 travel costs decreased by $0.5 million and $1.0 million, respectively, and marketing and advertising expenses decreased by $0.6 million and $0.4 million, respectively. Partially offsetting these declines were increases in stock-based compensation in both the second quarter and first half of 2009 due to the full period impact of service-based and performance-based grants issued in February of 2009 and May of 2008 to our executive team and senior level employees under our equity incentive plans.

The size of our sales and marketing workforce and related expenses varies to a greater degree in response to the growth in our orders and backlog than to the growth in revenues.

General and Administrative Expenses

General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, business development, finance, information technology and human resources personnel) and consist of: (i) salaries and related compensation costs; (ii) consulting and other professional services (e.g., litigation and other outside counsel fees, audit fees); (iii) facilities and insurance costs; and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for the three and six months ended June 30, 2009 and 2008 (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2009	2008	2008 to 2009
General and administrative expenses	$13,717	$12,948	$769	6%
Percentage of revenues	12%	11%

	For the Six Months Ended
	June 30,		Change
	2009	2008	2008 to 2009
General and administrative expenses	$27,140	$27,205	$(65)	(0)%
Percentage of revenues	12%	12%

The following is a summary of the year-over-year fluctuation in our general and administrative expenses during the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008 to 2009	2008 to 2009
Increase (decrease) in:
Salaries, benefits and incentive compensation	$63	$374
Stock-based compensation	267	508
Consulting and professional services	(91)	(1,094)
Provision for doubtful accounts and returns	467	51
Facilities and depreciation	170	316
Other	(107)	(220)
Total	$769	$(65)

The increase in general and administrative expenses in the second quarter of 2009 was primarily driven by the increases in stock-based compensation and facilities and depreciation expenses. The increase in stock-based compensation in both the second quarter and first half of 2009 is primarily due to the full period impact of service-based and performance-based grants issued in February of 2009 and May of 2008 to our executive team and senior level employees under our equity incentive plans. Facilities and depreciation expense was higher in the second quarter of 2009 primarily due to the investments in new facilities and IT infrastructure to support our continued international presence. Also contributing to the year-over-year increase was an increase in the provision for doubtful accounts.

The reduction in general and administrative expenses on a year-to-date basis was primarily due to the decreases in consulting and professional services. Specifically, in the first quarter of 2008 we incurred certain litigation-related fees and expenses of $0.9 million associated with an arbitration involving our former President and CEO, Fred Lax. Further contributing to the year-over-year decrease in the first half of 2009 was a reduction in recruiting costs, which are included in "other" in the above table, as a result of our cost control initiatives. Offsetting these decreases were increases in salaries, benefits and incentive compensation driven primarily by the addition of headcount in support of growth internationally, as well as increases in stock-based compensation and facilities and depreciation expenses for the reasons discussed above.

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

Amortization of Intangible Assets

As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
iptelorg	$-	$20	$-	$40
mBalance	226	-	455	-
Steleus	89	89	178	178
Total	$315	$109	$633	$218

Other Income and Expense

For the three and six months ended June 30, 2009 and 2008, other income and expenses were as follows (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2009	2008	2008 to 2009
Interest income	$264	$2,295	$(2,031)	(88)%
Interest expense	(57)	(779)	722	(93)%
Impairment of investment in privately held company	(2,758)	-	(2,758)	100%
Unrealized gain on ARS portfolio and Put right, net	321	-	321	100%
Other expense, net	(402)	(990)	588	(59)%
Other income (expense), net	$(2,632)	$526	$(3,158)	(600)%

	For the Six Months Ended
	June 30,		Change
	2009	2008	2008 to 2009
Interest income	$634	$5,576	$(4,942)	(89)%
Interest expense	(112)	(1,911)	1,799	(94)%
Impairment of investment in privately held company	(2,758)	-	(2,758)	100%
Loss on sale of investments	-	(2)	2	(100)%
Unrealized gain on ARS portfolio and Put right, net	1,435	-	1,435	100%
Other, net	(1,820)	(1,506)	(314)	21%
Other income (expense), net	$(2,621)	$2,157	$(4,778)	(222)%

Interest Income and Expense. Interest income decreased during the three and six months ended June 30, 2009 due to (i) the repayment of our convertible debt and resulting reduction of our investments by $125.0 million, (ii) our purchase of mBalance for approximately $39.5 million and resulting reduction of income from our investments, and (iii) a shift from higher yielding investments into lower yielding cash and cash equivalents as we sought to reduce our exposure to the credit and liquidity crisis in the U.S. markets. Interest expense during 2008 consisted primarily of interest on our convertible debt, which was repaid in June 2008 in accordance with its terms. As a result of this repayment, interest expense declined in 2009 as compared to 2008.

Impairment of investment in privately held company. During the second quarter of 2009, we recorded an impairment charge of $2.8 million related to our investment in Genband. This charge represents the difference between our $15.0 million cost basis in this investment and its estimated fair value of $12.2 million as of June 30, 2009 as we deemed the decline in the value of this asset to be other-than-temporary. Please refer to Note 4 to the accompanying unaudited consolidated financial statements for a further discussion of this impairment.

Unrealized gain on ARS portfolio and Put right, net. Unrealized gain, net represents the net gain resulting from changes in fair value of our ARS portfolio and related Put right in the first three and six months of 2009. Our ARS portfolio is classified as trading securities and, accordingly, changes in its fair value are recorded in the corresponding period earnings (i.e., "marked to market"). The Put right is recorded at fair value in accordance with the provisions of SFAS 159, and changes in the fair value are also recorded in the corresponding period earnings.

Other, net. Other, net for the three and six months ended June 30, 2009 and 2008 consists primarily of foreign currency exchange gains and losses, on foreign currency forward contracts used to hedge our exposure to foreign currency risks and remeasurement adjustments from consolidating our international subsidiaries. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. Dollar and will therefore be exposed to greater risk related to foreign currency fluctuations and translation adjustments. We continue to explore ways to minimize our exposure in this area.

Provision for Income Taxes

The income tax provisions on continuing operations for the three months ended June 30, 2009 and 2008 were $7.2 million and $0.2 million, respectively, resulting in income tax expense as a percentage of pre-tax income, or an effective tax rate, of 43% and 1%, respectively. The income tax provisions on continuing operations for the six months ended June 30, 2009 and 2008 were approximately $12.8 million and $8.0 million, respectively, resulting in an effective tax rate of 37% and 23%, respectively.

The differences in the effective rates for the three and six months ended June 30, 2009, as compared to the same periods in 2008, are largely driven by (i) the establishment of a valuation allowance of $1.0 million in the second quarter of 2009 for a deferred tax item resulting from the impairment of our investment in Genband, and (ii) the settlement of our Internal Revenue Service examination of tax years 2002 through 2006 during the second quarter of 2008. Certain timing adjustments assessed during the examination enabled the carryback of capital losses which consequentially allowed the release of a previously established valuation allowance. A tax benefit of $3.7 million associated with the reversal of this valuation allowance was recorded in the second quarter of 2008, substantially reducing the effective rate for the three and six months ended June 30, 2008.

For the three and six months ended June 30, 2009, our effective rates were 43% and 37% respectively. The rate for the three months ended June 30, 2009 differs from the statutory rate of 35% primarily due (i) the cumulative effect of increasing our full year estimated effective tax rate to approximately 37%, and (ii) the establishment of a valuation allowance of $1.0 million for a deferred tax item created by the impairment of our investment in Genband. Due to the capital nature of this other-than-temporary loss, we believe it is not "more likely than not" that we will generate sufficient capital gains in the carry-forward period to realize this loss. The rate for the six months ended June 30, 2009 differs from the statutory rate of 35% primarily due to the establishment of the valuation allowance discussed above, offset by the recognition during first quarter of 2009 of certain previously unrecognized tax benefits of approximately $0.9 million associated with the settlement of two state examinations for tax years 2004 through 2006.

Our effective tax rates of 1% and 23% for the three and six months ended June 30, 2008 differed from the statutory rate of 35% primarily due to the valuation allowance reversal referenced above.

Primarily as a result of the disposition of our former SSG business unit in early 2007, a significant number of employee stock options expired unexercised during 2007, resulting in the exhaustion of our "pool of windfall tax benefits" as of December 31, 2007 under SFAS 123R.  As a result, future cancellations or exercises that result in a tax benefit that is less than the related deferred tax asset recognized under SFAS 123R will negatively impact our effective tax rate and increase its volatility, resulting in a reduction of our earnings.  SFAS 123R requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs.  For the three and six months ended June 30, 2008, we recorded discrete items of approximately $1.0 million and $2.6 million respectively, in the provision for income taxes related to stock-based compensation pursuant to SFAS 123R. We did not record a similar discrete item during the three months ended March 31, 2009, however, in the three and six months ended June 30 2009, we recorded a $0.1 million tax benefit associated with a tax deduction in excess of the related deferred tax asset. This benefit was recorded as an increase to additional paid in capital pursuant to SFAS 123R and SFAS 109.

The Obama Administration and the U.S. Treasury Department have recently proposed legislation that would fundamentally change how U.S. multinational corporations are taxed on their global income. The proposed changes would limit the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modify the foreign tax credit rules and further restrict the ability of U.S. corporations to transfer funds between foreign subsidiaries without triggering U.S. income tax consequences. It is unclear whether these proposed tax reforms will be enacted or, if enacted, what the scope of the reforms will be. Depending on their content, such reforms, if enacted, could have a negative impact on our financial position and results of operations.

Liquidity and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital increased by $148.1 million, or 70%, from $210.4 million as of December 31, 2008 to $358.5 million as of June 30, 2009, primarily due to (i) the reclassification of our auction rate securities and Put right aggregating $101.9 million from long-term to short-term assets and (ii) cash flows from operating activities of $32.9 million.

The significant components of our working capital are liquid assets such as cash and cash equivalents and accounts receivable, trading securities and the related Put right, and deferred costs and commissions, reduced by trade accounts payable, accrued expenses, accrued compensation and related expenses, and the current portion of deferred revenues. Our cash and cash equivalents were $242.9 million and $209.4 million as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, we had a $50.0 million line of credit and a letter of credit facility of $10.0 million with Wachovia Bank, National Association, which is now owned by Wells Fargo Bank, National Association. The line of credit is unsecured except for our pledge of 65% of the outstanding stock of certain subsidiaries, while the letter of credit facility requires certain levels of cash collateral for outstanding letters of credit. As of June 30, 2009, there were no outstanding borrowings under these facilities. We also utilize a letter of credit facility in the maximum amount of $5.0 million with Wells Fargo which also requires cash collateral. As of June 30, 2009, there were approximately $1.6 million of letters of credit outstanding under this facility.

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

As of June 30, 2009 and December 31, 2008, we held $87.3 million and $87.2 million of Auction Rate Securities ("ARS"), respectively, recorded at estimated fair value. These estimated fair values represent declines of $15.1 million and $20.7 million, respectively, below our cost basis. While $5.5 million, at par value, of our ARS portfolio was called by the issuers during the first two quarters of 2009, our remaining ARS portfolio continues to be illiquid as the auctions have not recommenced. These failed auctions result in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer. All of our ARS at June 30, 2009 are AAA-, AA- or A-rated by one or more of the major credit rating agencies. These instruments have maturities ranging from thirteen to thirty-three years. All of these securities are collateralized by student loans. At June 30, 2009, on a weighted average basis, approximately 93% of the underlying student loan collateral was issued under the Federal Family Education Loan Program ("FFELP"). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government.

On October 31, 2008, we accepted an offer from UBS for auction rate securities rights related to our ARS portfolio (the "Put right"). Under the terms of this offer, UBS has the right, at its discretion, to purchase these securities from us at par value which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time until July 2, 2012, and we have the right, at our discretion, to require UBS to purchase the securities at par value plus accrued interest at any time between June 30, 2010 and July 2, 2012. As of June 30, 2009 and December 31, 2008, the estimated fair value of the Put right is $14.6 million and $18.7 million, respectively, and is included in the caption "Put right, at fair value" in the accompanying unaudited condensed consolidated balance sheets.

In determining the fair value of our ARS we follow the provisions of SFAS 157 "Fair Value Measurements" ("SFAS 157"). Trading securities and Put right fair values as of June 30, 2009 were estimated using discounted cash flow valuation model with major inputs to such model based on our estimates of the assumptions that market participants would use in valuing these instruments. The methodology used to determine fair values as of June 30, 2009 did not change materially from the methodology used in the most recently filed Form 10-K.

Specifically, in determining the fair value of the trading securities at December 31, 2008 and June 30, 2009, we used the following key inputs to our valuation model:

  Term-for the period ending December 31, 2008, we estimated a five-year expected life of the instruments, based on our expectations of the most likely time in which it would take for the instruments to be called by the issuer or liquidity to be restored to the market place. Beginning in the first quarter 2009 and continuing through the second quarter of 2009, the expected life of the instruments was reduced to four years due to the current market factors, including the U.S. Treasury and Federal Reserve plan to aid the student loan market which may restore liquidity in the auction rate security market.
  Discount Rate-we determined the discount rate based on estimated yields of similar publicly traded instruments (e.g., similar collateral, terms, credit quality, etc.)
  Liquidity Discount- for the period ending December 31, 2008, the instability in the financial markets and the low demand for auction rate securities made it unclear as to when these securities will become liquid again. With the auction process not functioning normally, it was extremely difficult to estimate the expected holding period for these instruments. As a result, we included a 200 basis point premium to the discount rate to reflect the illiquidity of these securities. Beginning with the first quarter of 2009 and continuing through the second quarter of 2009, this liquidity premium has been reduced to 100 basis points to reflect the increase in recent issuer calls of these instruments.

In determining the fair value of the Put right as of December 31, 2008, we assumed we would redeem the auction rate securities at par at the earliest possible time, June 30, 2010. Accordingly, we calculated the intrinsic value (i.e., the difference between the par value of the ARS portfolio and the current fair value of the ARS portfolio) of the Put right to be the $20.7 million as noted above. We utilized a discounted cash flow model using a time period of 1.5 years, representing the period from December 2008 to the earliest date we can expect to be able to redeem the Put right (June 30, 2010) and a discount rate of 5.83%, which included a base LIBOR rate, a forward rate based on the credit default swap rate of UBS as of December 31, 2008, and a liquidity premium of 2%.

For the period ending June 30, 2009, we utilized a discounted cash flow model using a time period of one year representing the period from June 30, 2009 to the earliest date we can expect to be able to redeem the put (June 30, 2010), and a discount rate of 3.65%, which included a base LIBOR rate, a forward rate based on the credit default swap rate of UBS as of June 30, 2009 and a liquidity premium of 1%. The resulting fair value of the Put right was estimated to be $14.6 million.

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

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations was $32.9 million and $56.9 million for the six months ended June 30, 2009 and 2008, respectively.  The decrease in our cash flows from continuing operations was primarily the result of (i) lower collections resulting from a year-over-year decline in orders and associated billing activity and a greater percentage of our business coming from emerging markets which typically have slower billing terms and longer payment terms, (ii) the decrease in net income as discussed previously and (iii) a $4.4 million non-recurring tax refund received in 2008. Our cash flows from continuing operations were primarily derived from: (i) our earnings from ongoing operations prior to non-cash expenses such as stock-based compensation, depreciation, amortization, bad debt, write-downs of inventory, warranty reserve charges, and deferred income taxes; and (ii) changes in our working capital, which are primarily composed of changes in accounts receivable, inventories, deferred revenue and associated deferred costs, accounts payable, accrued expenses and accrued payroll and related expenses.

We currently anticipate that we will continue to operate a business with positive cash flows from operations. Our ability to meet these expectations depends on our ability to achieve positive earnings. Our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, as our products are subject to technological changes and increasing competition, or a reduction of capital expenditures by our customers as a result of the continuing downturn in the global economy, among other factors.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities of continuing operations was ($6.6) million and $174.9 million for the six months ended June 30, 2009 and 2008, respectively. Our cash flows from investing activities primarily relate to redemptions, purchases and sales of investments and purchases of property and equipment. During the first six months of 2009, a portion of our ARS portfolio was called by the respective issuers resulting in proceeds of $5.5 million. During the first six months of 2008, we sold a significant portion of our short-term investment portfolio resulting in proceeds of $188.1 million (net of purchases of investments) in anticipation of retiring our formerly outstanding convertible debt as discussed below. Our investment in new property and equipment and acquired in-process research and development technology amounted to $12.1 million and $13.1 million during the six months ended June 30, 2009 and 2008, respectively.

We continue to closely monitor our capital expenditures, while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our workforce. Accordingly, we expect our total capital expenditures to be between $18.0 million and $21.0 million for 2009.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $6.5 million and ($147.9) million for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, our financing activities primarily consisted of proceeds of $6.5 million from net issuances of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises. For the six months ended June, 2008, our financing activities consisted primarily of the $125.0 million repayment of our convertible debt, and the expending of $33.7 million to repurchase our common stock, partially offset by proceeds of $10.8 million from the issuance of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises.

Critical Accounting Policies and Estimates

For information about our other critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2008 Form 10-K.

Recent Accounting Pronouncements

Accounting for and Disclosure of Subsequent Events. In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 165 "Subsequent Events" ("SFAS 165"). SFAS 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, including the date through which an entity has evaluated subsequent events. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS 165 in our second quarter of 2009, and its adoption did not have a significant impact on our consolidated financial position, results of operations, or cash flows.

Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1"). This FSP amends FASB Statement No. 107 "Disclosures about Fair Value of Financial Instruments" to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Prior to this FSP, fair value for these assets and liabilities was only disclosed annually. An entity is also required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe the changes in methods and significant assumptions, if any, during the period. FSP 107-1 also amends APB Opinion No. 28 "Interim Financial Reporting" to require those disclosures in summarized financial information at interim periods. The FSP is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We adopted FSP 107-1 in our second quarter of 2009. Because FSP 107-1 only requires additional disclosures, its adoption did not have a significant impact on our consolidated financial position, results of operations, or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2"). This FSP amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 also expands and increases the frequency of existing disclosure about other-than-temporary impairments for debt and equity securities. In addition, it requires that the annual disclosures in SFAS 115 and FSP 115-2 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," be made for interim periods. The FSP also requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period. The FSP is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We adopted FSP 115-2 in our second quarter of 2009, and its adoption did not have a significant impact on our consolidated financial position, results of operations, or cash flows.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In April 2009, the FASB issued Staff Position No. FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No.157 "Fair Value Measurements" ("SFAS 157"), when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. In those cases, further analysis of transactions or quoted prices is required, and a significant adjustment may be necessary to estimate fair value in accordance with SFAS 157. The FSP 157-4 also amends SFAS 157 to require disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We adopted the FSP 157-4 in our second quarter of 2009, and the adoption of FSP 157-4 did not have significant impact on our consolidated financial position, results of operations, or cash flows.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

The statements that are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "will," "intend," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are sometimes used to identify forward-looking statements. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to and involve certain risks and uncertainties. There can be no assurance that our actual future performance will meet management's expectations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 (the "2008 Form 10-K") and our other filings with the Securities and Exchange Commission ("SEC"), our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from management's current expectations include, among others:

  the effect of the current economic crisis on overall spending by our customers, including increasing pressure from our customers for us to lower prices for our products and warranty services, further changes in general economic conditions and unexpected changes in economic, social, or political conditions in the countries in which we operate;
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
  the risk that our financial results for the full year 2009 will not meet our expectations;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our 2008 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2008 other than as discussed in Note 4 "Financial Instruments" to the accompanying unaudited condensed consolidated financial statements and under the caption "Critical Accounting Policies and Estimates" in Part I, Item 2 of this Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the description of material legal proceedings as reported in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, other than the following:

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

The current economic environment has resulted in increasing pressure from our customers to lower our prices for products and warranty services, which may negatively impact our margins, operating results, and timing of revenue recognition.

Beginning in 2008 and continuing throughout 2009, our business has been and continues to be impacted by the global financial crisis and the deterioration in the general macroeconomic environment. These overall weak economic conditions have resulted in our customers reducing their capital expenditure budgets and seeking ways to reduce their operating expenses. As a result, we have seen significant pressure from our customers to lower prices for our products and warranty services as they try to improve their operating performance and procure additional capital equipment within their reduced budget levels. To the extent that we lower prices on our products and services, our orders, revenues, and gross margins may be negatively impacted.

Further, certain customers have sought and others may seek reductions in their operating expenses, particularly warranty related expenses. To the extent that we agree to negotiate lower prices on our warranty services, it may affect our ability to establish vendor specific objective evidence of the fair value ("VSOE") for these warranty services. Should we lose VSOE for these services, our products and implementation services will be recognized ratably over the warranty period upon completion of the delivery of all products and implementation services within a specific customer arrangement. Therefore, the timing of revenue recognition of these revenues would be substantially later than under our current revenue recognition model in which we have established VSOE for our warranty services.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On May 15, 2009, we held our 2009 Annual Meeting of Shareholders (the "Annual Meeting").
(b)

At the Annual Meeting, the following persons were elected as directors of Tekelec. The numbers of votes cast for each director and the numbers of votes withheld for each director are listed opposite each director's name.

	Votes Cast for	Votes
Name of Director	Director	Withheld
Ronald W. Buckly	62,724,512	623,946
Hubert de Pesquidoux	63,006,690	341,768
Mark A. Floyd	62,915,490	432,968
Martin A. Kaplan	62,969,289	379,169
David R. Laube	63,004,762	343,696
Carol G.Mills	62,973,414	375,044
Franco Plastina	62,995,462	352,996
Krish A. Prabhu	62,931,187	417,271
Michael P. Ressner	62,590,630	757,828

(c)

At the Annual Meeting, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as Tekelec's independent registered public accounting firm for the year ending December 31, 2009. The votes with respect to ratification of the appointment were as follows:

For	60,327,872	Against	3,018,521	Abstain	2,065

Item 5. Other Information

Our policy governing transactions in our securities by our directors, executive officers and certain other employees permits such persons from time to time to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Exchange Act. As of June 30, 2009, Martin A. Kaplan, a director of the Company, and Franco Plastina, President, Chief Executive Officer and a director of the Company, had each adopted a Rule 10b5-1 stock trading plan that was then in effect. The Company does not, however, undertake any obligation to disclose, or to update or revise any disclosure regarding, any such plans and specifically does not undertake to disclose the adoption, amendment, termination or expiration of any such plans.

Item 6. Exhibits

Exhibit	Description

10.1

Second and Third Amendments to Credit Agreement dated as of October 2, 2008 by and among Tekelec, Tekelec International, SPRL, the lenders from time to time parties thereto, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender, Issuing Lender and Lender (1)

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

___________________________

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TEKELEC
Date: August 5, 2009	/s/ FRANCO PLASTINA
Franco Plastina
President and Chief Executive Officer

Date: August 5, 2009	/s/ WILLIAM H. EVERETT
William H. Everett
Executive Vice President and Chief Financial Officer

Date: August 5, 2009	/s/ GREGORY S. RUSH
Gregory S. Rush
Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

10.1

Second and Third Amendments to Credit Agreement dated as of October 2, 2008 by and among Tekelec, Tekelec International, SPRL, the lenders from time to time parties thereto, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender, Issuing Lender and Lender      PDF as a courtesy

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