Form 10-Q
period 2009-09-30
TEKELEC
filed 2009-11-04
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
YES    ☐        NO    ☒

As of October 30, 2009, there were 67,333,904 shares of the registrant's common stock, without par value, outstanding.

Note: PDF provided as a courtesy

TEKELEC
TABLE OF CONTENTS
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TEKELEC
Unaudited Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2009	2008
ASSETS	(Thousands, except share data)
Current assets:
Cash and cash equivalents	$266,550	$209,441
Trading securities, at fair value	86,671	-
Put right, at fair value	11,688	-
Accounts receivable, net	110,693	171,630
Income taxes receivable	1,725	-
Inventories	30,822	23,704
Deferred income taxes	41,952	44,253
Deferred costs and prepaid commissions	49,673	56,588
Prepaid expenses and other current assets	9,563	11,061
Total current assets	609,337	516,677
Trading securities, at fair value	-	87,198
Put right, at fair value	-	18,738
Property and equipment, net	35,408	34,904
Investments in privately held companies	1,388	22,297
Deferred income taxes, net	67,372	71,287
Other assets	1,699	1,415
Goodwill	42,509	41,741
Intangible assets, net	33,257	37,703
Total assets	$790,970	$831,960

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,554	$25,308
Accrued expenses	25,097	30,723
Accrued compensation and related expenses	33,588	40,953
Current portion of deferred revenues	134,241	201,838
Income taxes payable	-	7,300
Liabilities of discontinued operations	-	184
Total current liabilities	215,480	306,306
Deferred income taxes	5,545	7,071
Long-term portion of deferred revenues	6,444	7,591
Other long-term liabilities	6,747	6,146
Total liabilities	234,216	327,114

Commitments and Contingencies (Note 9)

Shareholders' equity:
Common stock, without par value, 200,000,000 shares authorized; 67,325,811 and 66,139,690 shares issued and outstanding, respectively	327,558	309,550
Retained earnings	225,937	194,418
Accumulated other comprehensive income	3,259	878
Total shareholders' equity	556,754	504,846
Total liabilities and shareholders' equity	$790,970	$831,960

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands, except per share data)
Revenues	$114,914	$105,996	$345,755	$340,661
Cost of sales:
Cost of goods sold	37,064	33,775	113,777	116,113
Amortization of purchased technology	1,567	587	4,599	1,761
Total cost of sales	38,631	34,362	118,376	117,874
Gross profit	76,283	71,634	227,379	222,787
Operating expenses:
Research and development	24,200	25,082	75,603	75,706
Sales and marketing	17,168	18,159	51,574	55,269
General and administrative	13,148	13,272	40,288	40,477
Restructuring and other	-	-	-	243
Acquired in-process research and development	-	-	-	2,690
Amortization of intangible assets	327	109	960	327
Total operating expenses	54,843	56,622	168,425	174,712
Income from operations	21,440	15,012	58,954	48,075
Other income (expense), net:
Interest income	282	1,749	916	7,325
Interest expense	(67)	(9)	(179)	(1,920)
Impairment of investment in privately held company	(10,829)	-	(13,587)	-
Loss on sale of investments	-	-	-	(2)
Unrealized gain on ARS portfolio and Put right, net	288	-	1,723	-
Other expense, net	(340)	(2,193)	(2,160)	(3,699)
Total other income (expense), net	(10,666)	(453)	(13,287)	1,704
Income from continuing operations before provision for
income taxes	10,774	14,559	45,667	49,779
Provision for income taxes	1,373	5,941	14,148	13,980
Income from continuing operations	9,401	8,618	31,519	35,799
Income from discontinued operations, net of taxes	-	3,755	-	5,373
Net income	$9,401	$12,373	$31,519	$41,172

Earnings per share from continuing operations:
Basic	$0.14	$0.13	$0.47	$0.54
Diluted	0.14	0.13	0.47	0.52

Earnings per share from discontinued operations:
Basic	$-	$0.06	$-	$0.08
Diluted	-	0.06	-	0.08

Earnings per share:
Basic	$0.14	$0.19	$0.47	$0.62
Diluted	0.14	0.19	0.47	0.60

Weighted average number of shares outstanding -
continuing operations:
Basic	67,215	65,961	66,748	66,372
Diluted	68,022	66,763	67,465	70,972

Weighted average number of shares outstanding:
Basic	67,215	65,961	66,748	66,372
Diluted	68,022	66,763	67,465	70,972

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands)

Net income	$9,401	$12,373	$31,519	$41,172
Other comprehensive income (loss):
Foreign currency translation adjustments	1,951	(1,703)	2,382	(423)
Net unrealized loss on available-for-sale securities, net of income taxes	-	(402)	-	(2,965)
Comprehensive income	$11,352	$10,268	$33,901	$37,784

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2009	2008
	(Thousands)
Cash flows from operating activities:
Net income	$31,519	$41,172
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	-	(5,373)
Impairment of investment in privately-held company	13,587	-
Loss on sale of investments	-	2
Unrealized gain on ARS portfolio and Put right, net	(1,723)	-
Provision for (recovery of) doubtful accounts and sales returns	1,494	(84)
Provision for warranty	5,000	2,800
Inventory write downs	4,738	4,640
Loss on disposal of fixed assets	64	503
Depreciation	13,966	13,148
Amortization of intangibles	5,559	2,088
Amortization, other	562	754
Acquired in-process research and development	-	2,690
Deferred income taxes	4,559	(8,974)
Stock-based compensation	10,275	9,769
Excess tax benefits from stock-based compensation	(778)	(1,528)
Changes in operating assets and liabilities:
Accounts receivable	60,322	(9,706)
Inventories	(10,593)	(9,170)
Deferred costs	7,272	1,119
Prepaid expenses and other current assets	733	5,208
Accounts payable	(2,859)	(19,995)
Accrued expenses	(11,963)	(1,083)
Accrued compensation and related expenses	(9,624)	(10,029)
Deferred revenues	(69,498)	37,283
Income taxes receivable/payable	(7,805)	32,628
Total adjustments	13,288	46,690
Net cash provided by operating activities - continuing operations	44,807	87,862
Net cash used in operating activities - discontinued operations	(184)	(2,472)
Net cash provided by operating activities	44,623	85,390
Cash flows from investing activities:
Proceeds from sales and maturities of investments	16,622	787,784
Purchases of investments	-	(584,524)
Purchases of property and equipment	(14,563)	(15,666)
Payments related to acquired in-process research and development	-	(2,690)
Net cash provided by investing activities	2,059	184,904
Cash flows from financing activities:
Repayment of convertible debt	-	(125,000)
Payments for repurchases of common stock	-	(33,779)
Proceeds from issuances of common stock	9,707	11,559
Excess tax benefits from stock-based compensation	778	1,528
Net cash provided by (used in) financing activities	10,485	(145,692)
Effect of exchange rate changes on cash	(58)	(1,521)
Net change in cash and cash equivalents	57,109	123,081
Cash and cash equivalents, beginning of period	209,441	105,550
Cash and cash equivalents, end of period	$266,550	$228,631

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

We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 are for the thirteen and thirty-nine weeks ended October 2, 2009 and September 26, 2008, respectively.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

Revenue Recognition for Arrangements with Multiple Deliverables. In September 2009, the Financial Accounting Standards Board ("FASB") approved the issuance of new authoritative guidance for arrangements with multiple deliverables and for certain revenue arrangements that include software elements. The new guidance for arrangements that include software elements removes all tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in these arrangements being accounted for in accordance with the new guidance for arrangements with multiple deliverables. Under the new guidance for arrangements with multiple deliverables, the arrangement value is allocated to each element based on (i) vendor specific objective evidence of fair value ("VSOE"), (ii) third party evidence of fair value ("TPE"), or (iii) management's best estimate of the selling price ("BESP").

We believe that by providing another alternative for determining the selling price of deliverables, Issue 08-1 will allow companies like Tekelec to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction's economics and may often result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is not permitted under Issue 08-1. Issues 08-1 and 09-3 both require significantly expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted beginning in interim periods ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively.

Currently, we recognize revenue in accordance with current authoritative guidance for software revenue recognition which prescribes allocation of the entire fee from the arrangement to each of the elements based on the individual element's fair value. Under this guidance, the determination of fair value is limited to VSOE, which is based solely on the price of that element when sold separately. Upon adoption of the new guidance for arrangements with multiple deliverables, a significant portion of our product revenues will be scoped out of existing software revenue recognition rules. Accordingly, the adoption of the new guidance is expected to result in acceleration of revenue recognition with respect to certain of our product orders, and is likely to have a material impact on our consolidated financial position and results of operations and earnings. We are currently evaluating, but have not yet made a final determination, about the timing and impact of the adoption of this new guidance.

Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value. In August 2009, the FASB issued an update to the authoritative guidance for fair value measurements and disclosures related to the fair value measurement of liabilities. This update provides further guidance on how to measure the fair value of a liability by (i) setting forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, (ii) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and (iii) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This update is effective for the first reporting period, including interim periods, beginning after issuance. We will adopt the new guidance beginning in our fourth quarter of 2009, and we do not expect its adoption to have a significant impact on our consolidated financial position, results of operations, or cash flows.

Note 2 — Acquisitions and Dispositions

Acquisition of mBalance

In December 2008, we acquired mBalance Group B.V. ("mBalance") whose software has historically been an important element of our mobile messaging product family. mBalance products and services include Message Routing, Message Security, Application Gateway, Active Message Store, and a 2G-3G Message Gateway. Under the terms of the acquisition agreement, we acquired 100% of mBalance's stock for (i) approximately $39.5 million in cash at closing, of which approximately $8.0 million was placed into escrow with a third party escrow agent for up to two years following the closing date for the satisfaction of any indemnification claims made by us under the share purchase agreement, and (ii) a working capital adjustment of approximately $3.6 million that was paid by us in the first quarter of 2009. The purchase price is subject to a potential adjustment of up to an additional $20.4 million (based on the period end Euro to U.S. Dollar exchange rate) in cash consideration, payable upon achieving certain mobile messaging order targets over the two annual periods commencing on the closing date and ending on December 31, 2010. Payment of this additional consideration would result in an increase of goodwill. The transaction resulted in recording net tangible assets at fair value of $5.3 million and intangible assets and goodwill at fair value of $45.5 million. As of December 31, 2008, the purchase price allocation was preliminary as we were awaiting the receipt of certain information from income tax return filings in order to finalize the purchase accounting. In the first quarter of 2009, we obtained this information, resulting in an adjustment to increase income taxes receivable by approximately $0.5 million, with a corresponding reduction in goodwill.

Included in the net tangible assets acquired from mBalance was approximately $1.0 million related to certain severance and associated costs accrued by us upon acquisition. This restructuring liability is included in accrued expenses in the accompanying unaudited condensed consolidated balance sheets. During the first nine months of 2009, cash payments of $0.6 million were made with respect to these obligations. We currently expect to settle the remaining obligations during 2009.

Acquisition of Estacado Systems

In January 2008, we acquired substantially all of the assets of Estacado Systems, LLC ("Estacado") for approximately $4.4 million, consisting of $2.7 million of cash at closing and an obligation to pay an additional $1.7 million of contingent consideration, as discussed further below. We acquired Estacado in order to extend our expertise in SIP-based intellectual property and to accelerate the development of the next generation and IP Multimedia Subsystem solutions for our customers. We allocated the initial payment of approximately $2.7 million to two technology projects under development ("In-Process Research and Development" or "IPR&D" projects) which we determined had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded the amount allocated to these IPR&D projects as an expense under the caption "Acquired in-process research and development" in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2008.

The purchase price also included approximately $1.7 million of consideration contingent upon the continued employment, by Tekelec, of certain former key employees of Estacado for a period of two years following the acquisition. This consideration is being paid to Estacado in four equal installments semi-annually, beginning in July 2008. We accrue this compensation expense quarterly based on our assessment of whether or not it is probable that Estacado will be eligible for the payout. The unaudited condensed consolidated statements of operations for the nine months ended September 30, 2009 and 2008 include approximately $0.7 million and $0.6 million of compensation expense related to this agreement.

Disposition of SSG

In March 2007, we sold our Switching Solutions Group business ("SSG") to GENBAND Inc. ("Genband"). In connection with this transaction, we received an equity interest in Genband. We account for our equity interest in Genband using the cost method and this investment is included under the caption "Investments in privately-held companies" in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008. As further discussed in Note 4, during the second and third quarters of 2009 we recorded impairment charges of $2.8 million and $10.8 million, respectively, related to our investment in Genband. These charges represent the difference between our cost basis of $15.0 million and the estimated fair value of $1.4 million of this investment as of September 30, 2009.

Note 3 — Restructuring and Other Costs

The following table provides a summary of our restructuring activities and the remaining obligations as of September 30, 2009 (in thousands):

	Severance
	Costs and	Facility
	Related	Exit Costs
	Benefits	and Other	Total

Restructuring obligations, December 31, 2008	$1,469	$184	$1,653
Cash payments	(1,162)	(184)	(1,346)
Restructuring obligations, September 30, 2009	$307	$-	$307

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

Note 4 — Fair Value of Financial Instruments and Fair Value Measurements

Recurring Measurements

We measure certain financial assets and liabilities at fair value on a recurring basis. The fair value of our cash, cash equivalents, accounts receivable and accounts payable approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments. The following table sets forth our financial instruments carried at fair value as of September 30, 2009 and December 31, 2008 (in thousands):

	Financial Instruments
	Carried at Fair Value
	September 30,	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$266,550	$209,441
Trading securities	86,671	87,198
Put right	11,688	18,738
Total assets	$364,909	$315,377

The following table sets forth our financial instruments carried at fair value within the fair value hierarchy, using the lowest level of significant input as of September 30, 2009 (in thousands):

	Financial Instruments
	Carried at Fair Value
	Quoted prices	Significant other	Significant
	in active markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$266,550	$-	$-	$266,550
Trading securities	-	-	86,671	86,671
Put right	-	-	11,688	11,688
Total assets	$266,550	$-	$98,359	$364,909

We entered into our foreign currency forward contracts on the last day of our quarter; therefore, the fair value is not significant as of September 30, 2009.

The following tables set forth a summary of changes in the fair value of our Level 3 financial assets for the three and nine months ended September 30, 2009 (in thousands):

	Auction Rate	Put
	Securities	Right
Balance, June 30, 2009	$87,296	$14,575
Transfers to Level 3	-	-
Purchases and receipts	-	-
Redemptions	(3,800)	-
Realized gain on sales	-	-
Unrealized gains (losses) on securities held at period end (1)	3,175	(2,887)
Balance, September 30, 2009	$86,671	$11,688

	Auction Rate	Put
	Securities	Right
Balance, December 31, 2008	$87,198	$18,738
Transfers to Level 3	-	-
Purchases and receipts	-	-
Redemptions	(9,300)	-
Realized gain on sales	-	-
Unrealized gains (losses) on securities held at period end (1)	8,773	(7,050)
Balance, September 30, 2009	$86,671	$11,688

(1)   Included in Other income (expense), net in the accompanying unaudited condensed consolidated statements of operations.

Trading Securities and Put Right

Beginning in February 2008 and continuing through September 30, 2009, auctions involving our ARS portfolio have failed, resulting in our inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer. All of our ARS are AAA-, AA- or A-rated by one or more of the major credit rating agencies and are principally collateralized by student loans. At September 30, 2009, on a weighted average basis, approximately 93% of the underlying student loan collateral was issued under the Federal Family Education Loan Program ("FFELP"). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government. As of September 30, 2009 and December 31, 2008, we held $86.7 million and $87.2 million of ARS, respectively, recorded at estimated fair value. These estimated fair values represent declines of $11.9 million and $20.7 million, respectively, below our cost basis.

On October 31, 2008, we accepted an offer from UBS for auction rate securities rights related to our ARS portfolio (the "Put right"). Under the terms of this Put right, UBS has the right, at its discretion, to purchase these securities from us at par value which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time until July 2, 2012, and we have the right, at our discretion, to require UBS to purchase the securities at par value plus accrued interest at any time between June 30, 2010 and July 2, 2012. As of September 30, 2009 and December 31, 2008, the estimated fair value of the Put right is $11.7 million and $18.7 million, respectively, and is included in the caption "Put right, at fair value" in the accompanying unaudited condensed consolidated balance sheets.

Prior to the acceptance of the Put right, our ARS portfolio was classified as available-for-sale and was accounted for at fair value with any decline in value being reflected in accumulated other comprehensive income, a component of shareholder's equity. Because the Put right allows us to sell our ARS securities at par within a relatively short time horizon (approximately nine months to three years as of September 30, 2009) and provides UBS with the ability to require us to sell the securities to them at any time between acceptance of the Put right through July 2012, we no longer anticipate holding these investments to the earlier of maturity or redemption by the issuer. Specifically, we intend to exercise the Put right and require UBS to repurchase our ARS at par at the earliest possible time, June 2010. Due to these changing and unforeseen circumstances, we reclassified our ARS from available-for-sale to trading in the fourth quarter of 2008. In the second quarter of 2009, due to the expected redemption of the Put right in June 2010, we reclassified our ARS portfolio and Put right from long-term to short-term assets.

In order to offset future changes in the ARS portfolio's fair value, we have elected the fair value option for the Put right under authoritative guidance for the fair value option. Changes in the fair value of the Put right are recorded in the current period earnings and included in "Unrealized gain on ARS portfolio and Put right, net" in our accompanying unaudited condensed consolidated statements of operations. We believe that this election does not affect the accounting for our other financial instruments.

Trading securities and Put right fair values as of September 30, 2009 and December 31, 2008 were estimated using a discounted cash flow valuation model with major inputs to such model based on our estimates of the assumptions that market participants would use in valuing these instruments. The methodology used to determine fair values as of September 30, 2009 did not change materially from the methodology used in our most recently filed Form 10-K.

Specifically, in determining the fair value of the trading securities at December 31, 2008 and September 30, 2009, we used the following key inputs to our valuation model:

  Term-for the period ending December 31, 2008, we estimated a five-year expected life of the instruments, based on our expectations of the most likely time in which it would take for the instruments to be called by the issuer or liquidity to be restored to the market place. Beginning in the first quarter 2009, the expected life of the instruments has been reduced to a current expected life of three and a half years due to the current market factors, including continued partial redemption by the issuers and the U.S. Treasury and Federal Reserve plan to aid the student loan market.
  Discount Rate-we determined the discount rate based on estimated yields of similar publicly traded instruments (e.g., similar collateral, terms, credit quality, etc.)
  Liquidity Discount- for the period ending December 31, 2008, the instability in the financial markets and the low demand for auction rate securities made it unclear as to when these securities will become liquid again. With the auction process not functioning normally, it was extremely difficult to estimate the expected holding period for these instruments. As a result, we included a 200 basis point premium to the discount rate to reflect the illiquidity of these securities. Beginning with the first quarter of 2009 and continuing through the third quarter of 2009, this liquidity premium has been reduced to 100 basis points to reflect the increase in recent issuer calls of these instruments.

In determining the fair value of the Put right as of December 31, 2008, we assumed we would redeem the auction rate securities at par at the earliest possible time, June 30, 2010. Accordingly, we calculated the fair value of the Put right to be $18.7 million as noted above. We utilized a discounted cash flow model using a time period of 1.5 years, representing the period from December, 2008 to the earliest date we can expect to be able to redeem the Put right (June 30, 2010) and a discount rate of 5.83%, which included a base LIBOR rate, a forward rate based on the credit default swap rate of UBS as of December 31, 2008 and a liquidity premium of 2%.

For the period ending September 30, 2009, we utilized a discounted cash flow model using a time period of nine months representing the period from September 30, 2009 to the earliest date we can expect to be able to redeem the Put right (June 30, 2010), and a discount rate of 2.77%, which included a base LIBOR rate, a forward rate based on the credit default swap rate of UBS as of September 30, 2009 and a liquidity premium of 1%. The resulting fair value of the Put right was estimated to be $11.7 million.

Derivative Instruments

Our derivative instruments, primarily foreign currency forward contracts, are recognized as assets or liabilities at fair value. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. Our foreign currency forward contracts are structured to expire on the last day of each quarter, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends. Because of the short duration of these contracts, their fair value was not significant as of September 30, 2009 and December 31, 2008.

Nonrecurring Measurements

We measure certain assets, including investments in privately held companies accounted for under the cost method, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. The following table summarizes the information about assets measured on a nonrecurring basis for which fair value measurement was performed and recorded during the reporting period (in thousands):

Fair Value Measurements Using
	Quoted prices	Significant other	Significant
	in active markets	observable	unobservable	Total
	for identical items	inputs	inputs	Gains
	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Investments in privately-held companies	$-	$1,388	$-	$(13,587)

During the second and third quarters of 2009, we recorded impairment charges of $2.8 million and $10.8 million, respectively, related to our investment in Genband. These charges represent the difference between our $15.0 million cost basis in this investment and its estimated fair value of $1.4 million as of September 30, 2009, as we deemed the decline in the value of this asset to be other-than- temporary. This cost method investment falls within Level 2 of the fair value hierarchy as representative prices observed in an arms-length transaction between two willing market participants became available to us in the second and third quarters of 2009.

Specifically, during the second quarter of 2009, Genband entered into proposed financing transactions contingent upon the occurrence of certain future events, with such proposed transactions providing an implied value of our equity interest. During the third quarter of 2009, the terms of Genband's proposed financing transactions were modified resulting in a further observable input and implied decline in the value of our investment. Due to the contingent nature of the financing transactions contemplated by Genband, we also performed our own internal valuation using a comparable multiples methodology and Level 3 inputs, which produced an estimated valuation of our holdings in Genband that approximated the fair value obtained using Level 2 inputs. Based on a review of the terms of these transactions and our internal valuation, our holding in Genband has an estimated fair value of $1.4 million as of the end of the third quarter of 2009. Accordingly, we have reduced the carrying value of our investment by $13.6 million to the current estimated fair value of $1.4 million. This $13.6 million impairment charge is included in "Other income (expense), net" in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2009.

Also, during the third quarter of 2009 we sold our investment in Broadsoft for $7.3 million, which approximated our carrying value. Subsequent to the end of the third quarter of 2009, we sold our investment in Genband for its current carrying value of $1.4 million.

Effective January 1, 2009, we must also measure the fair value of our nonfinancial assets and liabilities, including but not limited to, intangible assets, goodwill and restructuring obligations accounted for under the authoritative guidance for exit or disposal cost obligations. We performed our annual impairment test for goodwill on October 1st, which provided no indication of impairment in the first nine months of 2009.

Note 5 — Derivative Instruments and Hedging Activities

We operate internationally and thus are exposed to potential adverse changes in currency exchange rates. We use derivative instruments (principally forward contracts to exchange foreign currency) to reduce our exposure to foreign currency rate changes on receivables and other net monetary assets denominated in a foreign currency. The foreign currency exchange forward contracts require us to exchange currencies at rates agreed upon at the contract's inception. In addition to these foreign exchange contracts, certain of our customer contracts contain provisions that require our customers to assume the foreign currency exchange risk related to the applicable transactions. The objective of these contracts is to reduce or eliminate, and efficiently manage, the economic impact of currency exchange rate movements on our operating results as effectively as possible. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the contracts.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. We do not designate our foreign currency exchange contracts as accounting hedges as defined by authoritative guidance for derivatives and hedging, and, accordingly, we adjust these contracts to fair value through operations (i.e., included in "other income (expense), net"). We do not hold or issue financial instruments for speculative or trading purposes.

We continually monitor our exposure to fluctuations in foreign currency exchange rates. As we have expanded internationally, an increasing proportion of our revenues, costs and operating expenses are denominated in foreign currencies, resulting in an increase in our foreign currency exchange rate exposure. We enter into multiple forward contracts throughout a given month to mitigate our changing exposure to foreign currency exchange rate fluctuations principally related to receivables generated from sales denominated in foreign currencies and our remeasurements of international subsidiaries. Our exposure fluctuates as we generate new sales in foreign currencies and as existing receivables related to sales in foreign currencies are collected. Additionally, our exposure related to remeasurements of our subsidiaries' financial statements fluctuates with the underlying activity in those entities. Our foreign currency forward contracts generally will have terms of one month or less and typically mature on the last day of any given period. We then immediately enter into new foreign currency forward contracts, if necessary.

The following table shows the notional contract values in local currency and U.S. Dollars of the foreign currency forward contracts outstanding as of September 30, 2009, grouped by underlying foreign currency:

	Contracts Outstanding as of September 30, 2009
	In Local Currency		In US Dollars
Euros ("EUR") (contracts to buy EUR/sell US$)	(EUR)	(8,102,000)	$(11,825,679)
Euros ("EUR") (contracts to sell EUR/buy US$)	(EUR)	3,401,000	4,964,100
Indian rupees ("INR") (contracts to sell INR/buy US$)	(INR)	502,729,000	10,504,158
Malaysian ringgits ("MYR") (contracts to sell MYR/buy US$)	(MYR)	5,925,000	1,701,120
Brazilian reais ("BRL") (contracts to sell BRL/buy US$)	(BRL)	16,157,000	9,006,132
Total			$14,349,831

The following tables show the average notional contract value in the underlying currency and U.S. Dollars of foreign currency exchange forward contracts outstanding during the three and nine months ended September 30, 2009, grouped by underlying foreign currency:

	Average Contracts Outstanding
	during the three months ended September 30, 2009
	In Local Currency		In US Dollars
Euros ("EUR") (contracts to sell EUR/buy US$), net	(EUR)	2,369,857	$3,342,923
Indian rupees ("INR") (contracts to sell INR/buy US$)	(INR)	602,121,626	12,407,354
British pound ("GBP") (contracts to sell GBP/buy US$)	(GBP)	735,165	1,216,265
Singapore dollars ("SGD") (contracts to sell SGD/buy US$)	(SGD)	506,451	349,814
Malaysian ringgits ("MYR") (contracts to sell MYR/buy US$)	(MYR)	5,923,462	1,673,995
Australian dollars ("AUD") (contracts to sell AUD/buy US$)	(AUD)	930,330	764,971
Brazilian reais ("BRL") (contracts to sell BRL/buy US$)	(BRL)	6,339,857	3,292,587
Total			$23,047,909

	Average Contracts Outstanding
	during the nine months ended September 30, 2009
	In Local Currency		In US Dollars
Euros ("EUR") (contracts to sell EUR/buy US$), net	(EUR)	18,271,767	$24,327,824
Indian rupees ("INR") (contracts to sell INR/buy US$)	(INR)	343,972,975	7,016,243
British pound ("GBP") (contracts to sell GBP/buy US$)	(GBP)	1,189,905	1,824,975
Singapore dollars ("SGD") (contracts to sell SGD/buy US$)	(SGD)	1,050,302	711,868
Malaysian ringgits ("MYR") (contracts to sell MYR/buy US$)	(MYR)	4,209,945	1,184,836
Australian dollars ("AUD") (contracts to sell AUD/buy US$)	(AUD)	866,182	657,743
Canadian dollars ("CAD") (contracts to sell CAD/buy US$)	(CAD)	566,407	460,508
Brazilian reais ("BRL") (contracts to sell BRL/buy US$)	(BRL)	3,550,498	1,739,382
Total			$37,923,379

As of September 30, 2009, all of our derivative instruments are maintained with Wells Fargo Bank and potentially subject us to a concentration of credit risk, which may result in credit related losses in the event of the bank's nonperformance. We mitigate this risk by monitoring Wells Fargo's credit ratings published by major rating firms (Fitch, Standard & Poor's, and Moody's). In addition, we monitor Wells Fargo's Credit Default Swap spread on a quarterly basis to assess the bank's default risk relative to its peers.

As discussed above, our foreign currency forward contracts are structured to expire on the last day of the accounting period, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends. Because of the short duration of these contracts, their fair value was not significant as of September 30, 2009 and December 31, 2008.

The tables below provide a summary of the effect of derivative instruments on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

		Amount of Gain or (Loss)
		Recognized in Results
Derivatives Not Designated	Location of Gain or (Loss)	of Operations
as Hedging Instruments	Recognized in Results	Three months ended September 30,
under SFAS No. 133	of Operations	2009	2008
Foreign currency forward contracts	Other income/(expense), net	$(986)	$3,168

		Amount of Gain or (Loss)
		Recognized in Results
Derivatives Not Designated	Location of Gain or (Loss)	of Operations
as Hedging Instruments	Recognized in Results	Nine months ended September 30,
under SFAS No. 133	of Operations	2009	2008
Foreign currency forward contracts	Other income/(expense), net	$(814)	$253

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

Note 6 — Financial Statement Details

Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Accounts receivable	$118,367	$178,221
Less: Allowance for doubtful accounts and sales returns	7,674	6,591
	$110,693	$171,630

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$23,300	$18,592
Work in process	49	78
Finished goods	7,473	5,034
Total inventories	$30,822	$23,704

Warranty liability reserve

An analysis of changes in the liability for product warranty costs for the nine months ended September 30, 2009 is as follows (in thousands):

Balance at December 31, 2008	$2,602
Provision, net	5,000
Expenditures	(2,560)
Balance at September 30, 2009	$5,042

In the second quarter of 2008, we incurred a $2.8 million charge for a Class A warranty event related to our performance management and monitoring product line.  Based on our experience with customers, along with additional benchmarking of the performance of our product, we determined that the associated costs will be higher than originally anticipated.  Accordingly, we revised our cost estimates and recorded an additional charge of $5.0 million in the first quarter of 2009. This additional charge is currently our best estimate of the additional costs required to address the warranty related issues. We are continuing our benchmarking studies related to the product's performance and are currently developing additional software functionality intended to improve the hardware requirements for our larger installations. If we are successful in developing this software solution in a timeframe that meets existing customers' needs for improved performance and/or if our benchmarking exercises yield new information, our estimated costs may be lowered or raised. Accordingly, the current estimate related to additional hardware and associated costs is reasonably likely to change over the next twelve months.

Note 7 — Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Purchased technology	$42,490	$42,490
Customer relationships	5,730	5,730
Non-compete contracts	-	240
	48,220	48,460
Less: accumulated amortization	(16,076)	(10,757)
Effect of exchange rate changes	1,113	-
Total intangible assets, net	$33,257	$37,703

Goodwill

As required by the authoritative guidance for intangibles - goodwill and other, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of certain events.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows (in thousands):

Balance at December 31, 2008	$41,741
Adjustment related to acquisition of mBalance	(447)
Effect of exchange rate changes	1,215
Balance at September 30, 2009	$42,509

In connection with our acquisition of mBalance in December 2008, in the first quarter of 2009 we recorded an additional income tax receivable related to certain research and development activities conducted prior to our acquisition of mBalance. This tax credit has been recorded in "Income Taxes Receivable" in our unaudited condensed consolidated balance sheet, and is expected to be refunded to us in 2009. As this related to pre-acquisition transactions, we have reduced the goodwill associated with the purchase of mBalance by a corresponding amount.

Note 8 — Income Taxes

As part of the process of preparing our unaudited condensed consolidated financial statements, we are required to estimate our full- year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pretax income can impact our effective tax rate or income taxes as a percentage of pretax income (the "Effective Rate"). This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets.

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

We conduct business globally, and as a result, one or more of our subsidiaries file income tax returns in various domestic and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. During 2008, the Internal Revenue Service ("IRS") completed an examination of tax years 2002 through 2006 and therefore, tax years prior to 2007 are generally no longer subject to adjustment. For our U.S. state tax returns, we are generally no longer subject to examination of tax years prior to 2004 although several jurisdictions have examined income tax filings through 2006. We are currently under examination by the North Carolina Department of Revenue as well as the New York State Department of Taxation and Finance for tax years 2004 through 2006. Our foreign income tax returns are generally no longer subject to examination for tax years 2003 and prior. An examination by the Brazilian tax authorities of our 2007 and 2008 Brazilian tax returns is in the process of being finalized and, based on information received so far, we believe our financial statements properly reflect the expected outcome of this examination.

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

For the three and nine months ended September 30, 2009, our effective tax rates were 13% and 31% respectively. The effective tax rate for the three months ended September 30, 2009 of 13% differs from the statutory tax rate of 35% primarily due to (i) recognition of a discrete tax benefit of $0.9 million resulting from the filing of our 2008 Federal income tax return and (ii) the discrete reversal of a valuation allowance of $1.0 million resulting from the unrealized capital loss associated with the impairment of our investment in Genband in the second quarter of 2009. Due to the capital nature of this potential future loss, we believed that we did not meet the "more likely than not" threshold in the authoritative literature (i.e., that we would generate sufficient capital gains in the carry-forward period to realize this loss). As such, a valuation allowance was established for the full amount of the deferred tax asset resulting from the impairment. Our current intentions are to dispose of this investment by the end of 2009, resulting in the projected loss being realized during the 2009 tax year, enabling the carry back of this capital loss to a prior tax year. Based on the fact that we now believe it is "more likely than not" that we will realize the tax benefit of this loss, the previously established valuation allowance was reversed in full during the third quarter of 2009 and the associated tax benefit was recognized. Additionally, we have not recorded a valuation allowance for the deferred tax asset generated by the further impairment of the Genband investment recorded in the third quarter of 2009.

The effective tax rate for the nine months ended September 30, 2009 of 31% differs from the statutory tax rate of 35% primarily due to the items discussed above, as well as the recognition of certain previously unrecognized tax benefits of approximately $0.9 million associated with the settlement of two state examinations for tax years 2004 through 2006 during the first quarter of 2009.

Our effective tax rate of 41% for the three months ended September 30, 2008 differs from the statutory tax rate of 35% primarily due to recognition of $0.8 million of tax expense resulting from employee stock option cancellations as required under the authoritative guidance for stock compensation as discussed below. Our effective rate of 28% for the nine months ended September 30, 2008 differs from the statutory rate of 35% primarily due to the reversal of a valuation allowance of $3.7 million, as noted below, and the recognition of a tax benefit relating to a change in estimate associated with the realizability of certain Federal and state research and development credits due in part to the IRS completing its examination. These benefits were partially offset by tax expense resulting from employee stock option cancellations during the first three quarters of 2008 as discussed below.

As a result of the IRS completing its examination of our 2002 through 2006 income tax returns in the second quarter of 2008, we recorded certain adjustments to our tax returns that were timing in nature. These adjustments resulted in an increase in our 2006 taxable income, allowing us to carryback a capital loss generated in 2007 from the disposal of our SSG business. We had previously determined that a full valuation allowance was required for the $3.7 million deferred tax asset resulting from this capital loss; however, as a result of our ability to utilize this loss against our 2006 capital gains, we reversed the valuation allowance and recorded a corresponding income tax benefit in continuing operations of $3.7 million.

Primarily as a result of the disposition of our former SSG business unit in early 2007, a significant number of employee stock options expired unexercised during 2007, resulting in the exhaustion of our "pool of windfall tax benefits" as of December 31, 2007 under the authoritative guidance for stock compensation.  As a result, future cancellations or exercises that result in a tax benefit that is less than the related deferred tax asset will negatively impact our effective tax rate and increase its volatility, resulting in a reduction of our earnings.  The authoritative guidance for stock compensation requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs.  For the three and nine months ended September 30, 2008, we recorded discrete items of approximately $0.8 million and $3.4 million respectively, in the provision for income taxes related to stock-based compensation pursuant to the authoritative guidance for stock compensation. We did not record a similar discrete item during the three months ended September 30, 2009; however, in the nine months ended September 30, 2009, we recorded a $0.1 million tax benefit associated with a tax deduction in excess of the related deferred tax asset. This benefit was recorded as an increase to additional paid in capital pursuant to the authoritative guidance for stock compensation.

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

On August 14, 2009, we entered into a modified lease agreement for our Morrisville, North Carolina facilities effective as of August 1, 2009. Under the terms of this agreement, we extended the lease term from February 2013 until July 2018. The minimum annual non-cancellable lease commitments at September 30, 2009 under the original and modified leases are as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Original Lease	$1,247	$5,070	$5,223	$5,379	$676	$-	$17,595
Lease as amended	$1,184	$4,754	$3,192	$3,223	$4,898	$21,401	$38,652

Note 10 — Stock-Based Compensation

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Three months ended September 30, 2009
Cost of goods sold	$88	$199	$287
Research and development	89	262	351
Sales and marketing	193	660	853
General and administrative	536	1,275	1,811
Total continuing operations	$906	$2,396	$3,302

Three months ended September 30, 2008
Cost of goods sold	$159	$130	$289
Research and development	213	198	411
Sales and marketing	271	474	745
General and administrative	453	1,354	1,807
Total continuing operations	$1,096	$2,156	$3,252

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Nine months ended September 30, 2009
Cost of goods sold	$312	$473	$785
Research and development	611	787	1,398
Sales and marketing	599	1,790	2,389
General and administrative	1,788	3,915	5,703
Total continuing operations	$3,310	$6,965	$10,275

Nine months ended September 30, 2008
Cost of goods sold	$688	$302	$990
Research and development	1,145	488	1,633
Sales and marketing	1,049	1,122	2,171
General and administrative (1)	1,942	3,033	4,975
Total continuing operations	$4,824	$4,945	$9,769

(1)

Included in the general and administrative expense amount is the reversal of approximately $0.2 million of stock-based compensation expense resulting from the revision of our 2007 restructuring activities estimate.

Stock-based compensation expense was recorded net of estimated forfeitures for the three and nine months ended September 30, 2009 and 2008 such that expense was recorded only for those stock-based awards that are expected to vest.

Note 11 — Operating Segment Information

We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically the development and sale of signaling telecommunications equipment and related value added applications and services.

Enterprise-Wide Disclosures

The following table sets forth, for the periods indicated, revenues from external customers by our principal product lines (in thousands):

	For the Three Months Ended
	September 30,
	2009	2008
Product revenues:
Eagle and other signaling products	$52,650	$62,804
Number portability products	12,037	8,598
Performance management and monitoring products	15,729	4,093
Total product revenues	80,416	75,495
Warranty revenues	21,424	17,222
Professional and other services revenues	13,074	13,279
Total revenues	$114,914	$105,996

	For the Nine Months Ended
	September 30,
	2009	2008
Product revenues:
Eagle and other signaling products	$180,241	$199,138
Number portability products	27,570	22,610
Performance management and monitoring products	30,793	15,223
Total product revenues	238,604	236,971
Warranty revenues	63,505	55,230
Professional and other services revenues	43,646	48,460
Total revenues	$345,755	$340,661

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

	Revenues from External Customers
	By Geographic Region
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
North America(1)	$49,649	$33,594	$148,199	$137,972
EAAA	50,235	49,169	137,945	140,780
CALA	15,030	23,233	59,611	61,909
Total revenues from external customers	$114,914	$105,996	$345,755	$340,661

(1)

North America includes revenues in the United States of $46,596 and $30,174 for the three months ended September 30, 2009 and 2008, respectively, and $133,999 and $125,647 for the nine months ended September 30, 2009 and 2008, respectively.

For the three months ended September 30, 2009, sales to the Orange Group accounted for 21% of our revenues, sales to AT&T accounted for 19% of our revenues, and sales to Verizon accounted for 11% of our revenues. For the three months ended September 30, 2008, sales to the Orange Group and to Telecom Italia represented 14% and 11% of our revenues, respectively.

For the nine months ended September 30, 2009, sales to AT&T, Orange Group and Carso Global Telecom accounted for 15%, 12%, and 11% of our revenues, respectively. For the nine months ended September 30, 2008, sales to Orange Group and AT&T each represented 10% of our revenues.

The following table sets forth, as of the periods indicated, our long-lived assets including net property and equipment, investment in privately held companies and other assets by geographic region (in thousands):

	Long-Lived Assets
	By Geographic Region
	September 30,	December 31,
	2009	2008
United States	$31,170	$53,972
Other	7,325	4,644
Total long-lived assets	$38,495	$58,616

Note 12 — Earnings Per Share - Continuing Operations

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings from continuing operations per share computations for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Income from
	Continuing
	Operations	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 2009:
Basic income from continuing operations per share	$9,401	67,215	$0.14
Effect of dilutive securities	-	807
Diluted income from continuing operations per share	$9,401	68,022	$0.14

For the Three Months Ended September 30, 2008:
Basic income from continuing operations per share	$8,618	65,961	$0.13
Effect of dilutive securities	-	802
Diluted income from continuing operations per share	$8,618	66,763	$0.13

For the Nine Months Ended September 30, 2009:
Basic income from continuing operations per share	$31,519	66,748	$0.47
Effect of dilutive securities	-	717
Diluted income from continuing operations per share	$31,519	67,465	$0.47

For the Nine Months Ended September 30, 2008:
Basic income from continuing operations per share	$35,799	66,372	$0.54
Effect of dilutive securities	-	639
Effect of "if-converted" method applied to former convertible debt	1,085	3,961
Diluted income from continuing operations per share	$36,884	70,972	$0.52

The computation of diluted earnings from continuing operations per share excludes unexercised SARs and stock options, and unvested restricted stock units that are anti-dilutive. The following common stock equivalents were excluded from the earnings from continuing operations per share computation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average number of stock options and SARs excluded
due to the exercise price exceeding the average fair value of our
common stock during the period	4,572	6,446	5,391	7,203

There were no transactions subsequent to September 30, 2009, which, had they occurred prior to the end of our third quarter, would have changed materially the number of shares in the basic or diluted earnings from continuing operations per share computations.

Note 13 — Subsequent Events

No events occurring after the balance sheet date have come to our attention that require recognition or disclosure in the accompanying unaudited financial statements other than the sale of our investment in Genband as discussed in Note 4 above. We have evaluated subsequent events through November 3, 2009.

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

Overview of Our Business and Products

We are a leading global provider of telecommunications network systems and software applications, which we design, develop, manufacture, market, sell and support. Our applications include: (i) high-performance, network-centric, mission-critical applications for signaling and session control; (ii) complementary applications that enable service providers to better monitor, measure, manage, and monetize the communication services they provide; and (iii) mobile messaging applications that enable mobile service providers to efficiently support their text-messaging growth with a high-performance, network-messaging solution. Our customers predominantly include mobile or "wireless" communications operators and traditional landline or "wireline" telecommunications operators (collectively, "service providers"). Our applications enable our service provider customers to optimize their network efficiency and performance and to provide basic and enhanced voice and data services to their subscribers.

We derive our revenues from the sale or licensing of these telecommunications network systems and software applications and the related professional services (for example, installation and training services) and customer support, including post-warranty services. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer's credit standing and our history with the customer. As we continue to expand internationally, we expect that our payment terms will continue to lengthen, as a higher percentage of our billings and/or payment terms may be tied to the achievement of milestones, such as shipment, installation and customer acceptance.

Our corporate headquarters are located in Morrisville, North Carolina, with research and development facilities and sales offices located throughout the world. We sell our products and services in three geographic regions: North America, comprised of the United States and Canada; "EAAA," comprised of Europe and the Middle East, Asia Pacific (including India and China), Africa and Australia; and "CALA," comprised of the Caribbean and South and Central America, including Mexico.

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

In the last several years, certain alternative IP architectures, including the IP Multimedia Subsystem architecture ("IMS"), have emerged as architectures well suited for our customers' networks. As a result, we believe our customers are transitioning from an architecture that utilizes an SS7-based protocol for signaling to a newer signaling protocol, Session Initiation Protocol, or SIP. SIP's advantages include its ability to manage multimedia services (voice, video and data) in an IP network, making them accessible from a wide variety of devices, such as mobile phones, personal computers, ordinary phones and personal digital assistants, or so called "smart phones."

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

In addition to the strength of our SS7- and SIGTRAN-based products, our international revenues, particularly in emerging markets (defined as low and middle income countries as classified by The World Bank), such as India, are becoming an increasingly important part of our operations. Specifically, given the explosive wireless subscriber growth, the Indian market is likely to be one of our largest markets for the next several years. With respect to our current opportunities, we are taking advantage of the number portability mandate to grow our signaling installed base across all of our current customers in India, as well as to penetrate new ones. Therefore, we expect the product mix of our sales early in this period to be weighted heavily towards traditional signaling expansion with a substantial number of new nodes or node reconfigurations for both new and existing customers. We expect the order flow from these opportunities to occur over the next twelve to eighteen months. This product mix and the competitive nature of the Indian market will result in the initial margins on this new business being lower than our corporate average, and the order to revenue conversion time to be longer than our overall corporate average.

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

To the extent we lower prices on our products and services, our orders, revenues, and gross margins may be negatively impacted. Further, certain customers have sought and others may seek reductions in their operating expenses, particularly warranty-related expenses. To the extent that we agree to or re-negotiate lower prices on our warranty services, it may affect our ability to establish vendor specific objective evidence of the fair value ("VSOE") for these warranty services. Should we lose VSOE for these services, our products and implementation services will be recognized ratably over the warranty period upon completion of the delivery of all products and implementation services within a specific customer contract. Therefore, the timing of revenue recognition of these revenues would be substantially later than under our current revenue recognition model in which we have established VSOE for our warranty services.

To reduce operating expenses, certain customers also have or are seeking to outsource the day-to-day management of their networks to network equipment manufacturers with which we compete, or are attempting to consolidate the number of suppliers by forcing other manufacturers to contract with such manufactures, rather than directly with the customer. To the extent such outsourcings or consolidation increase the influence of our competitors in equipment and maintenance services purchased by our customers, customer demand for our products and services could be adversely affected.

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

For the reasons discussed above, our customers delayed or reduced the size of their orders in response to the economic downturn, which contributed significantly to the 8% decrease in orders in the first nine months of 2009 as compared to the same period in 2008. Further, we have experienced a significant shift in the linearity of our orders, such that a substantial majority of orders during each of the quarters of 2009 were obtained in the last weeks of the respective quarter. We expect this trend to continue and, accordingly, may experience increased volatility in our quarterly orders going forward. While we had a year-over-year decline in orders, our third quarter 2009 orders showed an improvement when compared to last year's corresponding period, as customers begin to more fully utilize their 2009 capital budgets. Despite the decline in year-to-date orders, our year-to-date revenues remained comparable, as the majority of our revenues were derived from existing backlog. Our operating income for the first nine months of 2009 was higher than the first nine months of 2008, as we continued to closely monitor our costs and expenses in this difficult economic time. Our future revenues and operating performance could be negatively impacted if orders do not return to levels equal to or exceeding the orders obtained in the comparable period in 2008.

Summary of Operating Results and Key Financial Metrics

The following is a summary of our performance relative to certain key financial metrics for our continuing operations as of and for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 (in thousands, except earnings per share):

	Three Months Ended September 30,
	2009	2008
Statement of operations statistics:
Orders	$94,741	$87,394
Revenues	$114,914	$105,996
Operating income	$21,440	$15,012
Diluted earnings per share	$0.14	$0.13
Cash flows from operations for continuing operations	$11,886	$30,931

	Nine Months Ended September 30,
	2009	2008
Statement of operations statistics:
Orders	$267,396	$292,696
Revenues	$345,755	$340,661
Operating income	$58,954	$48,075
Diluted earnings per share	$0.47	$0.52
Cash flows from operations for continuing operations	$44,807	$87,862

	September 30,	December 31,
	2009	2008
Balance sheet statistics:
Cash and cash equivalents	$266,550	$209,441
Accounts receivable, net	$110,693	$171,630
Backlog	$336,654	$412,062
Deferred revenue	$140,685	$209,429
Working capital	$393,857	$210,371
Shareholders' equity	$556,754	$504,846

Orders increased by 8% to $94.7 million in the third quarter of 2009 from $87.4 million in the third quarter of 2008, and decreased by 9% to $267.4 million for the nine months ended September 30, 2009 from $292.7 million for the same period in 2008. We believe the year-over-year comparison is more meaningful because we experience volatility in the timing of our quarterly orders. The year- over-year decrease in orders is primarily due to the difficult economic environment and uncertainties in the financial markets as discussed in the "Operating Environment and Key Factors Impacting our 2009 Results" section above.

While it is difficult for us to determine the extent to which the current economic environment will affect the timing or size of our customers' orders in 2009, we believe that our order input has been, and will continue to be negatively impacted. In particular, many service providers have estimated that they will reduce capital spending in 2009 versus 2008, with the largest reductions expected to be made by wireline carriers. However, it is unclear to what extent that these capital reductions will impact us, as the volume of signaling traffic continues to grow. In addition, we believe that uncertainties in the financial markets, the lack of credit in the developing world, and currency fluctuations have negatively impacted and may continue to negatively impact our orders.

Revenues increased by 8% on a quarter-over-quarter basis from $106.0 million in the third quarter of 2008 to $114.9 million in the third quarter of 2009, driven primarily by the higher revenue from our performance management and monitoring products, particularly in our EAAA region, as well as higher number portability and warranty services revenues. These increases were partially offset by lower Eagle® and other signaling products revenues, particularly in our EAAA and CALA regions. On a year-to-date basis, revenues increased by 1% from $340.7 million in the first nine months of 2008 to $345.8 million in the first nine months of 2009 primarily due to an increase in our installed base of customers, resulting in an increase in our warranty revenues.

Operating Income from Continuing Operations increased by $6.4 million from $15.0 million in the third quarter of 2008 to $21.4 million in the third quarter of 2009, primarily due to (i) higher gross margins of $4.6 million as a result of the overall increase in revenues and a higher portion of overall revenues being derived from our higher margin number portability product and warranty services, and (ii) a reduction in operating expenses of $1.8 million. The year-over-year decline in operating expenses during the third quarter of 2009 is due principally to cost reduction measures put in place in response to the economic downturn and lower incentive compensation.

For the nine months ended September 30, 2009, operating income increased by $10.9 million from $48.1 million for the nine months ended September 30, 2008 to $59.0 million for the nine months ended September 30, 2009. The year-over-year increase was due to an improvement in gross margins of $4.6 million for the reasons discussed above, and a reduction of $6.3 million of operating expenses that occurred as a result of the 2008 year-to-date results including a one time expense of $2.7 million associated with our acquisition of Estacado Systems, with the remaining reduction of expenses principally due to a reduction in operating expenses as a result of our cost control initiatives and lower incentive compensation.

Diluted Earnings per Share from Continuing Operations increased from $0.13 per share in the third quarter of 2008 to $0.14 per share in the third quarter of 2009 and decreased from $0.52 per share in 2008 to $0.47 per share in 2009 on a year-to-date basis. Our income from continuing operations for the third quarter of 2009 was negatively affected by the $10.8 million, or $0.16 per share, loss related to the impairment of our investment in Genband, which was offset by improved operating performance across the majority of our other operating metrics (i.e., revenues, operating margins, etc.), and lower income tax expense for the quarter. Income tax expense decreased due to lower income for the quarter, as well as the reversal of a $1.0 million valuation allowance previously recorded in the second quarter of 2009 with respect to the impairment of our investment in Genband.

The decrease on a year-to-date basis is primarily due to (i) lower net income as a result of the recognition of $13.6 million loss related to the impairment of our investment in Genband, partially offset by improved operating performance across the majority of our other operating metrics (i.e., revenues, operating margins, etc.). Partially offsetting the above reduction in earnings per share is a lower share count in 2009 as a result of the repayment of convertible debt in the second quarter of 2008, as well as completion of a stock repurchase program in the third quarter of 2008.

Cash Flow from Operations for continuing operations decreased from $87.9 million for the nine months ended September 30, 2008 to $44.8 million for the nine months ended September 30, 2009, primarily as a result of (i) lower collections resulting from a year-over-year decline in orders and associated billing activity and a greater percentage of our business coming from emerging markets, which typically have slower billing terms and longer payment terms, and (ii) an $18.9 million non-recurring tax refund received in 2008.

Cash and Cash Equivalents increased during the nine months ended September 30, 2009 by $57.1 million, or 27%, primarily due to: (i) cash inflow from operating activities of $44.8 million, (ii) proceeds from redemptions of ARS securities of $9.3 million and from the sale of our investment in Broadsoft for $7.3 million, and (iii) proceeds from the issuance of common stock under our equity compensation plans of $9.7 million. Partially offsetting these inflows were purchases of property and equipment of $14.6 million.

Accounts Receivable decreased by $60.9 million during the nine months ended September 30, 2009 to $110.7 million primarily due to lower billings as a result of lower orders, an increase in the number of customer arrangements under milestone billing terms, and cash collections in the first nine months of 2009. The decrease in accounts receivable during the first nine months of a year is typically pronounced, as our fourth quarter of each year is typically our highest billings quarter, and the collections in the subsequent quarters of the following year are usually favorably impacted by the seasonality of our billings.

Backlog decreased by $75.4 million, or 18%, from December 31, 2008 to September 30, 2009, principally due to the lower orders for the first nine months of 2009, resulting in a reduction in backlog as revenues significantly exceeded orders. Compounding the normal seasonality of orders is the current slowdown in the global economic environment, which, as discussed previously, we believe negatively impacted the spending patterns of our customers and thus our orders.

Deferred Revenue decreased by $68.7 million, or 33%, from $209.4 million as of December 31, 2008 to $140.7 million as of September 30, 2009, due primarily to the decline in our orders and billings in the first three quarters of 2009 as discussed above. Additionally, in 2009 a larger percentage of our revenues was derived from existing backlog and deferred revenues as compared to 2008.

Working Capital increased by $183.5 million, or 87%, from $210.4 million as of December 31, 2008 to $393.9 million as of September 30, 2009, primarily due to (i) the reclassification of our auction rate securities and Put right aggregating $98.4 million from long-term to short-term assets, (ii) cash flows from operations of $44.8 million, and (iii) proceeds from sales and maturities of investments of $16.6 million, and (iv) proceeds from issuances of our common stock under our equity programs aggregating $9.7 million.

Shareholders' Equity increased by $51.9 million in the nine months ended September 30, 2009 from $504.8 million as of December 31, 2008 to $556.8 million as of September 30, 2009, due primarily to: (i) net income of $31.5 million for the period; (ii) proceeds from the issuance of common stock under our equity compensation plans of $9.7 million; and (iii) an increase in common stock resulting from stock-based compensation of $10.3 million which is included in the current period net income.

Results of Operations

Because the software component of our products is more than incidental to their overall functionality and we have not established VSOE for our products, we recognize revenue under the residual method prescribed by the authoritative guidance for software revenue recognition. As a result, under arrangements with multiple product deliverables, we defer revenue recognition related to partial shipments until all products under the arrangement are shipped and title and risk of loss have passed to the customer.

As a result of following the residual method, the majority of our revenues in any given quarter are derived from our existing backlog of orders. While the timing of revenue recognition from receipt of an order varies from days to multiple years, on average we believe that our orders turn to revenues within nine to fifteen months, depending on the product line, geographic region and the size of the order, along with whether the order is from a new or existing customer. Accordingly, our near-term revenue growth depends significantly on our existing backlog. Our long-term growth is more dependent on growth in orders, or more specifically, our ability to achieve a book-to-bill ratio greater than one to one.

As discussed further in Note 1 to the accompanying unaudited condensed consolidated financial statements and in "Critical Accounting Policies and Estimates - Recent Accounting Pronouncements" below, new accounting guidance was issued in September 2009 which, when implemented, may materially affect the timing of our revenue recognition and our earnings. We have note yet determined the timing of our adoption of these rules or the impact on our operating results.

The timing of revenue recognition may vary significantly from quarter to quarter depending on the shipment arrangements and other terms of our customer orders. Also, because a majority of the costs incurred within our customer service organization are fixed and do not necessarily fluctuate directly with revenues recognized, a decline in revenues is likely to result in a decrease in our gross margins. In addition, because a significant portion of our operating expenses, such as research and development expenses, sales and marketing expenses, and general and administrative expenses, is largely fixed and does not fluctuate proportionally with revenues recognized, the amount of operating expenses as a percentage of revenues may vary significantly from period to period.

Revenues

Revenues increased by 8% on a quarter-over-quarter basis from $106.0 million in the third quarter of 2008 to $114.9 million in the third quarter of 2009, and by 1% from $340.7 million in the first nine months of 2008 to $345.8 million in the first nine months of 2009 primarily due to an increase in our installed base of customers, resulting in an increase in our warranty revenues. The following discussion provides a more detailed analysis of our changes in revenues by geography, product line, and revenue type (i.e., product, service and warranty).

Revenues by Geographical Region

The following table sets forth revenues from the three geographic regions in which we generate sales of our products: North America, EAAA, and CALA (dollars in thousands):

	For the Three Months Ended
	September 30,		Change
	2009	2008	2008 to 2009
North America	$49,649	$33,594	$16,055	48%
EAAA	50,235	49,169	1,066	2%
CALA	15,030	23,233	(8,203)	(35)%
Total revenues	$114,914	$105,996	$8,918	8%

	For the Nine Months Ended
	September 30,		Change
	2009	2008	2008 to 2009
North America	$148,199	$137,972	$10,227	7%
EAAA	137,945	140,780	(2,835)	(2)%
CALA	59,611	61,909	(2,298)	(4)%
Total revenues	$345,755	$340,661	$5,094	1%

Our revenues increased during the third quarter of 2009 by $8.9 million, or 8%, primarily due to the increase in product revenues within our North American region, as we continued to see strength with respect to the book-ship business in this region as compared to the same period in 2008. A significant portion of our North America revenues is comprised of revenues from orders that are booked and completed in the same quarter, and therefore revenues in this region have been and will be disproportionately affected by fluctuations in these orders. Also contributing to the year-over-year increase during the quarter is an increase in our warranty revenues, principally within our international regions. Partially offsetting this increase was the decrease in our product revenues within our CALA region, primarily due to the timing of revenue recognition for several large projects in 2008 and reduced orders in 2009.

For the nine months ended September 30, 2009, our revenues increased by 1% due to the increase in revenues within our North America region as discussed above, partially offset by decreases in revenues within our CALA and EAAA regions. The decreases in the CALA and EAAA regions are primarily due to the completion of several large EAGLE® 5 and other signaling products projects in these regions in 2008.

Revenues by Product Line

In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our product lines. Revenues from each of our product lines for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2009	2008	2008 to 2009
Product revenues:
Eagle and other signaling products	$52,650	$62,804	$(10,154)	(16)%
Number portability products	12,037	8,598	3,439	40%
Performance management and monitoring products	15,729	4,093	11,636	284%
Total product revenues	80,416	75,495	4,921	7%
Warranty revenues	21,424	17,222	4,202	24%
Professional and other services revenues	13,074	13,279	(205)	(2)%
Total revenues	$114,914	$105,996	$8,918	8%

	For the Nine Months Ended
	September 30,		Change
	2009	2008	2008 to 2009
Product revenues:
Eagle and other signaling products	$180,241	$199,138	$(18,897)	(9)%
Number portability products	27,570	22,610	4,960	22%
Performance management and monitoring products	30,793	15,223	15,570	102%
Total product revenues	238,604	236,971	1,633	1%
Warranty revenues	63,505	55,230	8,275	15%
Professional and other services revenues	43,646	48,460	(4,814)	(10)%
Total revenues	$345,755	$340,661	$5,094	1%

Product Revenues

Product line revenues in the above table do not include any services or warranty revenues associated with the respective product line, as those revenues are aggregated and included in the "warranty revenues" and "professional and other services revenues" captions in the above table.

Our product revenues increased by $4.9 million, or 7%, in the third quarter of 2009 compared to the third quarter of 2008, due primarily to the increase in number portability revenues and performance management and monitoring products revenues. The increase in number portability revenues is due principally to the demand for additional capacity in our EAAA region, and the increase in performance management and monitoring revenues is due primarily to continued progress in delivering the features and functionality requested by our customers, resulting in a number of additional of customers providing acceptances of this product. Revenues for this product line were positively impacted by the completion of a $8.7 million project in the EAAA region in the third quarter of 2009. Our quarterly revenues associated with our performance management and monitoring product line will continue to be highly volatile. Partially offsetting the above increases was a decrease in our EAGLE® 5 and other signaling products revenues, primarily in our EAAA and CALA regions, principally due to the timing of the completion of several large EAGLE® 5 and other signaling products projects in these regions in 2008 and lower orders in 2009.

Product revenues for the first nine months of 2009 increased by $1.6 million, or 1%, as compared to the same period in 2008, driven primarily by the increases in number portability revenues due to the demand for additional capacity in our EAAA and North America regions, and in performance management and monitoring product revenues for the reasons discussed above. This increase was partially offset by a decline in EAGLE® 5 and other signaling products revenues within our EAAA and CALA regions principally due to a decline in orders during 2009, coupled with the timing of completion of several large orders in these regions throughout 2008 as discussed above.

Worldwide, our product revenues are impacted by a variety of factors, including: (i) industry consolidation resulting in delay and/or decline in our customer orders; (ii) the pricing of our SIGTRAN-based products, which are typically at a significantly lower price per equivalent link or unit of throughput than our traditional SS7-based products, potentially resulting in reductions in our order value and revenues; (iii) the ability to sell our newest products, such as EAGLE® XG and messaging, into our existing customer base and (iv) the amount of signaling traffic generated on our customers' networks, impacting our volume of orders. We derive the majority of product revenues in North America from wireless operators, and wireless networks generate significantly more signaling traffic than wireline networks. As a result, these networks require significantly more signaling infrastructure. Signaling traffic on our wireless customers' networks may be impacted by several factors, including growth in the number of subscribers, the number of calls made per subscriber, roaming and the use of additional features, such as text messaging.

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

Warranty Revenues

Warranty revenues include revenues from our (i) standard warranty coverage, which is typically provided at no charge for the first year but is allocated a portion of the arrangement fee in accordance with the authoritative guidance for software revenue recognition and (ii) our extended warranty offerings. After the first year warranty, our customers typically prepay warranty services for periods of up to a year, which we reflect in deferred revenues. We recognize the revenue associated with our warranty services ratably over the term of the warranty arrangement based on the number of days the contract is outstanding during the period.

Warranty revenues increased by 24% and 15% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. These increases are primarily due to an increase in our installed base of customers globally, particularly within our EAAA and CALA regions, and to a lesser extent the timing of the completion of negotiations on extended warranty arrangements and timing of the warranty revenue recognition.

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

Professional and Other Services Revenues

Professional and other services revenues primarily consist of installation services, database migration and training services. Substantially all of our professional service arrangements are billed on a fixed-fee basis. We typically recognize the revenue related to our fixed-fee service arrangements upon completion of the services, as these services are relatively short-term in nature (typically several weeks, or in limited cases, several months). Our professional and other services are typically initiated and provided to the customer within a three to nine month period after the shipment of the product, with the timing depending on, among other factors, the customer schedule and site availability. As a result, our professional and other services revenues depend in large part on the timing of shipments and related product revenue recognized in the immediately preceding periods, particularly shipments of EAGLE® 5 initial systems and shipments to new customers, both of which typically require a higher percentage of services.

Professional and other services revenues decreased by $0.2 million, or 2%, in the third quarter of 2009, and by $4.8 million, or 10%, in the first nine months of 2009 as compared to the same periods of 2008. Our third quarter professional services revenue was unfavorably impacted by fewer EAGLE® 5 and other signaling projects being completed during the quarter. The decrease in professional services revenues on a year-to-date basis was driven primarily by lower signaling projects revenue as discussed above, as well as the reduction in services revenues in the EAAA region as we completed certain EAGLE® 5 and other signaling projects in 2008 associated with a number of services intensive customer projects as compared to the professional services required for the 2009 projects.

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

Cost of Sales

In order to better understand our cost structure, we analyze and present our costs and expenses in the categories discussed below:

Cost of goods sold

Cost of goods sold includes: (i) materials, labor, and overhead costs whether incurred internally or paid to contract manufacturers to produce our products; (ii) personnel and other costs incurred to install our products; and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2009	2008	2008 to 2009
Cost of good sold	$37,064	$33,775	$3,289	10%
Revenues	114,914	105,996	8,918	8%
Cost of good sold as a percentage of revenues	32%	32%

	For the Nine Months Ended
	September 30,		Change
	2009	2008	2008 to 2009
Cost of good sold	$113,777	$116,113	$(2,336)	(2)%
Revenues	345,755	340,661	5,094	1%
Cost of good sold as a percentage of revenues	33%	34%

In the third quarter of 2009, cost of goods sold increased in absolute dollars, in line with the increase in revenues, and remained comparable to the third quarter of 2008 as a percentage of revenues. On a year-to-date basis, our cost of goods sold decreased in both absolute dollars and as a percentage of revenues, primarily as a result of (i) cost reduction and engineering initiatives that have resulted in lower component costs, (ii) a higher portion of overall revenues being derived from our higher margin warranty services versus lower margin professional and installation services. Partially offsetting these favorable items is a net increase in warranty costs of $2.2 million as discussed further below.

In the second quarter of 2008, we accrued $2.8 million related to a Class A warranty event related to our performance and monitoring product line. Based on our experience with customers, along with additional benchmarking of the performance of our product, we determined that the amount of associated costs would be higher than originally anticipated.  Accordingly, we revised our cost estimates and recorded an additional charge of $5.0 million in the first quarter of 2009. We are continuing our benchmarking studies related to the product's performance and are currently developing additional software functionality intended to improve the hardware requirements for our larger installations. If we are successful in developing this software solution in a timeframe that meets existing customers' needs for improved performance and/or if our benchmarking exercises yield new information, our estimated costs may be lowered or raised.

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

Amortization of Purchased Technology

Amortization of purchased technology for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Amortization of purchased technology related to:
iptelorg	$122	$105	$346	$315
mBalance	962	-	2,806	-
Steleus	483	482	1,447	1,446
Total	$1,567	$587	$4,599	$1,761

Research and Development Expenses

Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for the three and nine months ended September 30, 2009 and 2008 (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2009	2008	2008 to 2009
Research and development	$24,200	$25,082	$(882)	(4)%
Percentage of revenues	21%	24%

	For the Nine Months Ended
	September 30,		Change
	2009	2008	2008 to 2009
Research and development	$75,603	$75,706	$(103)	(0)%
Percentage of revenues	22%	22%

The following is a summary of the year-over-year fluctuations in our research and development expenses during the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008 to 2009	2008 to 2009
Increase (decrease) in:
Salaries, benefits and incentive compensation	$(29)	$701
Stock-based compensation	(60)	(235)
Consulting and professional services	(476)	(745)
Facilities and depreciation	(316)	212
Other	(1)	(36)
Total	$(882)	$(103)

We have made, and intend to continue to make, substantial investments in product and technology development, and we believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness. In particular, we continue to invest our research and our outsourced development spending in developing SIP-based signaling products to help customers migrate to IP networks, such as our new EAGLE® XG platform and related applications, and increased investments in our messaging products, including ongoing costs resulting from our acquisition of mBalance. In addition, our continued success in winning new customers and new number portability orders outside North America has required investment in International Telephone Union ("ITU") and other local feature development.

Research and development expenses decreased on a year-over-year basis during the third quarter of 2009 primarily as a result of the completion of certain outsourced development projects, principally related to our new Eagle® XG product line. We also reduced spending as a result of completing many of the ITU and local feature development projects necessary to win new Eagle® 5 customers in international markets. As a result of these reduced research and development requirements, we modestly reduced our research and development expenditures, principally by decreasing our utilization of external resources. Also contributing to the decrease are lower facilities and depreciation costs in the quarter, principally due to certain lab and test equipment becoming fully depreciated. Salaries, benefits and incentive compensation remained flat despite a $0.6 million increase in salaries and benefits as a result of the acquisition of mBalance, due primarily to a decrease in incentive compensation.

On a year-to-date basis, our research and development expense remained relatively flat, with a slight shift in expenditures from outsourced to internal resources. Specifically, salaries, benefits, and incentive compensation increased by $0.7 million as a result of (i) increased investment in key internal resources to address the above mentioned development efforts, (ii) the addition of mBalance employees to our research and development team at the end of 2008, which resulted in a $1.8 million increase in salaries and benefits, partially offset by a decrease in incentive compensation. However, effectively offsetting the increase in salaries, benefits and incentive compensation is a decrease in consulting and professional services as we have reduced our use of third party contractors.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including: (i) salaries, commissions and related costs; (ii) outside contract personnel; (iii) facilities costs; (iv) advertising and other marketing costs, such as tradeshows; and (v) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for the three and nine months ended September 30, 2009 and 2008 (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2009	2008	2008 to 2009
Sales and marketing expenses	$17,168	$18,159	$(991)	(5)%
Percentage of revenues	15%	17%

	For the Nine Months Ended
	September 30,		Change
	2009	2008	2008 to 2009
Sales and marketing expenses	$51,574	$55,269	$(3,695)	(7)%
Percentage of revenues	15%	16%

The following is a summary of the year-over-year fluctuation in our sales and marketing expenses during the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008 to 2009	2008 to 2009
Increase (decrease) in:
Salaries, benefits and incentive compensation	$199	$(765)
Stock-based compensation	107	217
Sales commissions	(850)	(1,089)
Marketing and advertising	23	(373)
Travel	(586)	(1,634)
Other	116	(51)
Total	$(991)	$(3,695)

On a quarter-over-quarter basis, the decrease in sales and marketing expenses in 2009 as compared to 2008 was primarily attributable to the reductions in our employee-related and travel expenses. Specifically, commissions declined primarily due to reductions in third party commissions, which are typically at much higher rates than for our direct sales force, along with lower average commission expense for our direct sales force as a result of the decline in orders. Travel expenses decreased as a result of our continued focus on controlling our costs, particularly in the current economic environment, through several cost control initiatives.

On a year-to-date basis, the decrease in sales and marketing expenses in 2009 as compared to 2008 was primarily attributable to the reductions in our employee-related (i.e., compensation) and travel expenses for the reasons discussed above, along with a realignment of the sales organization in the first quarter of 2009 to better match our current order expectations. Also contributing to the decrease was a reduction in marketing costs as a result of scaled back spending from cost controlling initiatives.

The size of our sales and marketing workforce and related expenses varies to a greater degree in response to the growth in our orders and backlog than to the growth in revenues.

General and Administrative Expenses

General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, business development, finance, information technology and human resources personnel) and consist of: (i) salaries and related compensation costs; (ii) consulting and other professional services (e.g., litigation and other outside counsel fees, audit fees); (iii) facilities and insurance costs; and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for the three and nine months ended September 30, 2009 and 2008 (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2009	2008	2008 to 2009
General and administrative expenses	$13,148	$13,272	$(124)	(1)%
Percentage of revenues	11%	13%

	For the Nine Months Ended
	September 30,		Change
	2009	2008	2008 to 2009
General and administrative expenses	$40,288	$40,477	$(189)	(0)%
Percentage of revenues	12%	12%

The following is a summary of the year-over-year fluctuation in our general and administrative expenses during the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008 to 2009	2008 to 2009
Increase (decrease) in:
Salaries, benefits and incentive compensation	$190	$564
Stock-based compensation	4	512
Consulting and professional services	(44)	(1,138)
Provision for doubtful accounts and returns	-	51
Facilities and depreciation	(126)	190
Other	(148)	(368)
Total	$(124)	$(189)

General and administrative expenses remained relatively consistent during both the three and nine months ended September 30, 2009 compared to the same periods in 2008. During the third quarter of 2009 there was a slight decrease in general and administrative expenses, primarily driven by a reduction in facilities and depreciation and other expenses. Facilities and depreciation expense was lower in the third quarter of 2009 primarily due to the reduction in certain administrative expenses related to our international facilities. Other expenses decreased primarily due to the reduced amount of travel expenses as a result of cost control initiatives.

On a year-to-date basis, general and administrative expenses also decreased slightly, primarily due to the decreases in consulting and professional services. Specifically, in the first quarter of 2008 we incurred certain litigation-related fees and expenses of $0.9 million associated with an arbitration involving our former President and CEO, Fred Lax. Further contributing to the year-over-year decrease in the first nine months of 2009 was a reduction in recruiting and travel costs, which are included in "other" in the above table, as a result of our cost controlling initiatives. Offsetting these decreases were increases in (i) salaries, benefits and incentive compensation driven primarily by the addition of employees in support of growth internationally, partially offset by a decrease in incentive compensation, and (ii) increases in stock-based compensation due to the full period impact of service-based and performance-based grants issued in February of 2009 and May of 2008 to our employees under our equity incentive plans.

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

Amortization of Intangible Assets

As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non- compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
iptelorg	$-	$20	$-	$60
mBalance	238	-	694	-
Steleus	89	89	266	267
Total	$327	$109	$960	$327

Other Income and Expense

For the three and nine months ended September 30, 2009 and 2008, other income and expenses were as follows (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2009	2008	2008 to 2009
Interest income	$282	$1,749	$(1,467)	(84)%
Interest expense	(67)	(9)	(58)	644%
Impairment of investment in privately held company	(10,829)	-	(10,829)	100%
Unrealized gain on ARS portfolio and Put right, net	288	-	288	100%
Other expense, net	(340)	(2,193)	1,853	(84)%
Other income (expense), net	$(10,666)	$(453)	$(10,213)	2,255%

	For the Nine Months Ended
	September 30,		Change
	2009	2008	2008 to 2009
Interest income	$916	$7,325	$(6,409)	(87)%
Interest expense	(179)	(1,920)	1,741	(91)%
Impairment of investment in privately held company	(13,587)	-	(13,587)	100%
Loss on sale of investments	-	(2)	2	(100)%
Unrealized gain on ARS portfolio and Put right, net	1,723	-	1,723	100%
Other, net	(2,160)	(3,699)	1,539	(42)%
Other income (expense), net	$(13,287)	$1,704	$(14,991)	(880)%

Interest Income and Expense. Interest income decreased during the three and nine months ended September 30, 2009 compared to the same period in 2008 due to (i) the repayment of our convertible debt and resulting reduction of our investments by $125.0 million, (ii) our purchase of mBalance for approximately $39.5 million and resulting reduction of income from our investments, and (iii) a shift from higher yielding investments into lower yielding cash and cash equivalents as we sought to reduce our exposure to the credit and liquidity crisis in the U.S. markets. Interest expense during 2008 consisted primarily of interest on our convertible debt, which was repaid in June 2008 in accordance with its terms. As a result of this repayment, interest expense declined in 2009 as compared to 2008.

Impairment of investment in privately held company. During the second and third quarters of 2009, we recorded impairment charges of $2.8 million and $10.8 million, respectively, related to our investment in Genband. These charges represent the difference between our $15.0 million cost basis in this investment and its estimated fair value of $1.4 million as of September 30, 2009 as we deemed the decline in the value of this asset to be other-than-temporary. Please refer to Note 4 to the accompanying unaudited condensed consolidated financial statements for a further discussion of this impairment.

Unrealized gain on ARS portfolio and Put right, net. Unrealized gain, net represents the net gain resulting from changes in fair value of our ARS portfolio and related Put right in the first three and nine months of 2009. Our ARS portfolio is classified as trading securities and, accordingly, changes in its fair value are recorded in the corresponding period earnings (i.e., "marked to market"). The Put right is recorded at fair value in accordance with the provisions of the authoritative guidance for the fair value option, and changes in the fair value are also recorded in the corresponding period earnings.

Other, net. Other, net for the three and nine months ended September 30, 2009 and 2008 consists primarily of gains and losses on forward contracts on foreign currency exchange rates used to hedge our exposure to foreign currency risks and remeasurement adjustments from consolidating our international subsidiaries. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. Dollar and exposed to greater risk related to exchange rate foreign currency fluctuations and translation adjustments. We continue to explore ways to minimize our exposure in this area.

Provision for Income Taxes

The income tax provisions on continuing operations for the three months ended September 30, 2009 and 2008 were $1.4 million and $5.9 million, respectively, resulting in income tax expense as a percentage of pre-tax income, or an effective tax rate, of 13% and 41%, respectively. The income tax provisions on continuing operations for the nine months ended September 30, 2009 and 2008 were approximately $14.1 million and $14.0 million, respectively, resulting in an effective tax rate of 31% and 28%, respectively.

Our effective tax rate for the three months ended September 30, 2009 differs from the effective tax rate for the same period in 2008 due primarily to certain discrete tax benefits recorded in the third quarter of 2009 as compared to certain discrete tax expense items that were recorded in the same period in 2008. Specifically, during the third quarter of 2009, we reversed a $1.0 million valuation allowance associated with the write-down of our investment in Genband, which was originally established in the second quarter of 2009, and also recognized an additional tax benefit of $0.9 million related to the filing of our 2008 tax return. Please refer to Note 8 of the accompanying unaudited condensed consolidated financial statements for a further discussion of the reversal of the valuation allowance associated with the Genband investment. Conversely, the effective tax rate for the three months ended September 30, 2008 included a discrete expense of $0.8 million resulting from employee stock option cancellations.

Our effective tax rate for the nine months ended September 30, 2009 differs from the effective tax rate for the same period in 2008 due primarily to certain discrete tax benefits recorded in 2008 exceeding the amount of discrete tax benefits recorded in 2009. Specifically, as a result of the 2008 settlement of an IRS examination of our 2002 through 2006 tax years in the 2008 period, we were able to carryback certain capital losses and, therefore, release a previously established valuation allowance on these capital losses of $3.7 million. Discrete benefit items on a year-to-date basis in 2009 were only $2.8 million, consisting of the above mentioned discrete benefit items recorded in the third quarter of 2009 and the recognition of a $0.9 million benefit during the first quarter of 2009 associated with the settlement of two state examinations for tax years 2004 through 2006.

Please refer to Note 8 of the accompanying unaudited condensed consolidated financial statements for reconciliations of our effective tax rates for the three and nine months ended September 30, 2009 and 2008 to the statutory rate of 35%.

The Obama Administration and the U.S. Treasury Department have proposed legislation that would fundamentally change how U.S. multinational corporations are taxed on their global income. The proposed changes would limit the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modify the foreign tax credit rules and further restrict the ability of U.S. corporations to transfer funds between foreign subsidiaries without triggering U.S. income tax consequences. It is unclear whether these proposed tax reforms will be enacted or, if enacted, what the scope of the reforms will be. Depending on their content, such reforms, if enacted, could have a negative impact on our financial position and results of operations.

Liquidity and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital increased by $183.5 million, or 87%, from $210.4 million as of December 31, 2008 to $393.9 million as of September 30, 2009, primarily due to (i) the reclassification of our auction rate securities and Put right aggregating $98.4 million from long-term to short-term assets, (ii) cash flows from operating activities of $44.8 million, (iii) cash proceeds from sale of our investment in Broadsoft of $7.3 million and proceeds from ARS redemptions at par value of $9.3 million, and (iv) proceeds of $9.7 million from the issuance of common stock under our equity compensation plans. Offsetting these increases were cash outflows to finance the purchases of fixed assets of $14.6 million.

The significant components of our working capital are liquid assets such as cash and cash equivalents and accounts receivable, trading securities and the related Put right, and deferred costs and commissions, reduced by trade accounts payable, accrued expenses, accrued compensation and related expenses, and the current portion of deferred revenues. Our cash and cash equivalents were $266.6 million and $209.4 million as of September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009, we had a $50.0 million line of credit and a letter of credit facility of $10.0 million with Wachovia Bank, National Association, which is now owned by Wells Fargo Bank, National Association. The line of credit is unsecured except for our pledge of 65% of the outstanding stock of certain subsidiaries, while the letter of credit facility requires certain levels of cash collateral for outstanding letters of credit. As of September 30, 2009, there were no outstanding borrowings under these facilities. We also utilize a letter of credit facility in the maximum amount of $5.0 million with Wells Fargo which also requires cash collateral. As of September 30, 2009, there were approximately $1.2 million of letters of credit outstanding under this facility.

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

As of September 30, 2009 and December 31, 2008, we held $86.7 million and $87.2 million of Auction Rate Securities ("ARS"), respectively, recorded at estimated fair value. These estimated fair values represent declines of $11.9 million and $20.7 million, respectively, below our cost basis. While $9.3 million, at par value, of our ARS portfolio was called by the issuers during the first three quarters of 2009, our remaining ARS portfolio continues to be illiquid as the auctions have not recommenced. These failed auctions result in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer. All of our ARS at September 30, 2009 are AAA-, AA- or A-rated by one or more of the major credit rating agencies. These instruments have maturities ranging from thirteen to thirty-three years. All of these securities are principally collateralized by student loans. At September 30, 2009, on a weighted average basis, approximately 93% of the underlying student loan collateral was issued under the Federal Family Education Loan Program ("FFELP"). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government.

On October 31, 2008, we accepted an offer from UBS for auction rate securities rights related to our ARS portfolio (the "Put right"). Under the terms of this offer, UBS has the right, at its discretion, to purchase these securities from us at par value which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time until July 2, 2012, and we have the right, at our discretion, to require UBS to purchase the securities at par value plus accrued interest at any time between June 30, 2010 and July 2, 2012. As of September 30, 2009 and December 31, 2008, the estimated fair value of the Put right is $11.7 million and $18.7 million, respectively, and is included in the caption "Put right, at fair value" in the accompanying unaudited condensed consolidated balance sheets. For further discussion about the valuation of our ARS and Put right, please refer to Note 4 "Fair Value of financial Instruments and Fair Value Measurements" to the accompanying unaudited consolidated financial statements.

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

Cash Flows from Operating Activities

Net cash provided by operating activities from continuing operations was $44.8 million and $87.9 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in our cash flows from continuing operations was primarily the result of (i) lower collections resulting from a year-over-year decline in orders and associated billing activity and a greater percentage of our business coming from emerging markets which typically have slower billing terms and longer payment terms, (ii) the decrease in net income as discussed previously, and (iii) an $18.9 million non-recurring tax refund received in 2008. Our cash flows from continuing operations were primarily derived from: (i) our earnings from ongoing operations prior to non-cash expenses such as stock-based compensation, depreciation, amortization, bad debt, write-downs of inventory, warranty reserve charges, and deferred income taxes; and (ii) changes in our working capital, which are primarily composed of changes in accounts receivable, inventories, deferred revenue and associated deferred costs, accounts payable, accrued expenses and accrued payroll and related expenses.

We currently anticipate that we will continue to operate a business with positive cash flows from operations on an annual basis. Our ability to meet these expectations depends on our ability to achieve positive earnings. Our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, as our products are subject to technological changes and increasing competition, or a reduction of capital expenditures by our customers as a result of the continuing downturn in the global economy, among other factors.

Cash Flows from Investing Activities

Net cash provided by investing activities of continuing operations was $2.1 million and $184.9 million for the nine months ended September 30, 2009 and 2008, respectively. Our cash flows from investing activities primarily relate to redemptions, purchases and sales of investments and purchases of property and equipment. During the first nine months of 2009, a portion of our ARS portfolio was called by the respective issuers resulting in proceeds of $9.3 million, and we sold our investment in Broadsoft resulting in proceeds of $7.3 million. During the first nine months of 2008, we sold a significant portion of our short-term investment portfolio resulting in net proceeds of $203.3 million (net of purchases of investments) in anticipation of retiring our formerly outstanding convertible debt as discussed below. Our investment in new property and equipment and acquired in-process research and development technology amounted to $14.6 million and $18.4 million during the nine months ended September 30, 2009 and 2008, respectively.

We continue to closely monitor our capital expenditures, while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our workforce. Accordingly, we expect our total capital expenditures to be between $19.0 million and $21.0 million for 2009.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $10.5 million and ($145.7) million for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, our financing activities primarily consisted of proceeds of $10.5 million from net issuances of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises. For the nine months ended September 30, 2008, our financing activities consisted primarily of the $125.0 million repayment of our convertible debt and the expending of $33.8 million to repurchase our common stock, partially offset by proceeds of $13.1 million from the issuance of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises.

Critical Accounting Policies and Estimates

For information about our other critical accounting policies and estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2008 Form 10-K.

Recent Accounting Pronouncements

Revenue Recognition for Arrangements with Multiple Deliverables. In September 2009, the Financial Accounting Standards Board ("FASB") approved the issuance of new authoritative guidance for arrangements with multiple deliverables and for certain revenue arrangements that include software elements. The new guidance for arrangements that include software elements removes all tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in these arrangements being accounted for in accordance with the new guidance for arrangements with multiple deliverables. Under the new guidance for arrangements with multiple deliverables, the arrangement value is allocated to each element based on (i) vendor specific objective evidence of fair value ("VSOE"), (ii) third party evidence of fair value ("TPE"), or (iii) management's best estimate of the selling price ("BESP").

We believe that by providing another alternative for determining the selling price of deliverables, Issue 08-1 will allow companies like Tekelec to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction's economics and may often result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is not permitted under Issue 08-1. Issues 08-1 and 09-3 both require significantly expanded qualitative and quantitative disclosures are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted beginning in interim periods ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively.

Currently, we recognize revenue in accordance with current authoritative guidance for software revenue recognition which prescribes allocation of the entire fee from the arrangement to each of the elements based on the individual element's fair value. Under the current guidance, the determination of fair value is limited to VSOE, which is based solely on the price of that element when sold separately. Upon adoption of the new guidance for arrangements with multiple deliverables, a significant portion of our product revenues will be scoped out of existing software revenue recognition rules. Accordingly, the adoption of the new guidance is expected to result in acceleration of revenue recognition with respect to certain of our product orders, and is likely to have a material impact on our consolidated financial position and results of operations. We are currently evaluating, but have not yet made a final determination, about the timing and impact of the adoption of this new guidance.

Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value. In August 2009, the FASB issued an update to the authoritative guidance for fair value measurements and disclosures related to the fair value measurement of liabilities. This update provides further guidance on how to measure the fair value of a liability by (i) setting forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, (ii) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and (iii) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This update is effective for the first reporting period, including interim periods, beginning after issuance. We will adopt the new guidance beginning our fourth quarter of 2009, and we do not expect its adoption to have a significant impact on our consolidated financial position, results of operations, or cash flows.

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
  exposure to increased bad debt expense and product and service disputes as a result of general economic conditions and the uncertain credit markets worldwide;
  continuing financial weakness in the telecommunications equipment sector, resulting in pricing pressure on our products and services, as certain of our competitors reduce their prices, lengthen their payment terms and enter into terms and conditions that are generally less favorable to them;
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
  the risk that continued service provider consolidation or outsourcing of network maintenance and operations functions will insert a potential competitor between Tekelec and its customers and/or erode our level of service to such service providers and/or negatively affect our margins;
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

To reduce operating expenses, certain customers also have or are seeking to outsource the day-to-day management of their networks to network equipment manufacturers with which we compete, or are attempting to consolidate the number of suppliers by forcing other manufacturers to contract with such manufacturers, rather than directly with the customer. To the extent such outsourcings or consolidation increase the influence of our competitors in equipment and maintenance services purchased by our customers, customer demand for our products and services could be adversely affected and therefore negatively impact our orders, revenues, and gross margins.

We face risks related to health epidemics, pandemics and other outbreaks.

Our business could be adversely affected by the effects of flu or other epidemics, pandemics or outbreaks. Such adverse public health developments could result in the partial or complete closure of our or our suppliers' facilities, delays in our obtaining parts and third-party services for our products, delays in or our inability to service existing customers or install new customers, the introduction of inefficiencies in our operations, and the illness or death of our employees. Such developments could also adversely affect our customers' businesses, their demand for our products, and their ability to pay for our products. These effects could severely disrupt our business operations and adversely affect our results of operations.

Item 5. Other Information

Our policy governing transactions in our securities by our directors, executive officers and certain other employees permits such persons from time to time to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Exchange Act. As of September 30, 2009, Martin A. Kaplan, a director of the Company, and Franco Plastina, President, Chief Executive Officer and a director of the Company, had each adopted a Rule 10b5-1 stock trading plan that was then in effect. The Company does not, however, undertake any obligation to disclose, or to update or revise any disclosure regarding, any such plans and specifically does not undertake to disclose the adoption, amendment, termination or expiration of any such plans.

Item 6. Exhibits

Exhibit	Description

10.1

Fourth Amendment, dated as of October 2, 2009, to Credit Agreement dated as of October 2, 2008 by and among Tekelec, Tekelec International, SPRL, the lenders from time to time parties thereto, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender, Issuing Lender and Lender(1)

10.2	Office Lease, effective as of August 1, 2009, between Duke Construction Limited Partnership, as Landlord, and Tekelec, as Tenant(1)

10.3	Office Lease, effective as of August 1, 2009, between Duke Realty Limited Partnership, as Landlord, and Tekelec, as Tenant(1)

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

___________________________

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TEKELEC
Date: November 4, 2009	/s/ FRANCO PLASTINA
Franco Plastina
President and Chief Executive Officer

Date: November 4, 2009	/s/ WILLIAM H. EVERETT
William H. Everett
Executive Vice President and Chief Financial Officer

Date: November 4, 2009	/s/ GREGORY S. RUSH
Gregory S. Rush
Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

10.1

Fourth Amendment, dated as of October 2, 2009, to Credit Agreement dated as of October 2, 2008 by and among Tekelec, Tekelec International, SPRL, the lenders from time to time parties thereto, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender, Issuing Lender and Lender      PDF as a courtesy

10.2	Office Lease, effective as of August 1, 2009, between Duke Construction Limited Partnership, as Landlord, and Tekelec, as Tenant PDF as a courtesy

10.3	Office Lease, effective as of August 1, 2009, between Duke Realty Limited Partnership, as Landlord, and Tekelec, as Tenant PDF as a courtesy

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy