Form 10-K
period 2009-12-31
TEKELEC
filed 2010-02-25
CIK 790705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009, based upon closing sale price of the Common Stock on June 30, 2009 as reported on the Nasdaq Stock Market, was approximately $974,269,850.

The number of shares outstanding of the registrant's Common Stock on February 12, 2010 was 67,439,020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the registrant's 2010 Annual Meeting of Shareholders to be held on May 14, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

     PDF provided as courtesy

TEKELEC
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2009

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

PART I

Item 1. Business.

Overview

We are a leading global provider of communication network software and systems that enable our customers to effectively and efficiently deliver an array of communications services including voice, text messaging, and mobile data services. Our customers predominantly include mobile (or wireless) and fixed (or wireline) service providers (collectively, "service providers"), including many of the largest service providers in the world. Our software and systems enable our customers to optimize their network efficiency and are designed to assist our customers as they transition their traditional networks to Internet Protocol ("IP") -based mobile networks. There are more than 1,800 Tekelec systems and software applications deployed in networks located in 107 countries worldwide.

Our systems generally provide high performance capabilities such as high transaction rates, reliability and routing intelligence. Our systems are comprised of elements from our portfolio of proprietary software which are increasingly being integrated with generally available hardware, operating systems and database technologies. By taking advantage of advances in technology - like multi-core processors, virtualization software and browser-based cloud computing - our software and systems deliver significant processing power, flexibility, and in-memory storage. We believe that our software and systems are cost effective for our customers and enable them to provide value to their subscribers.

We derive our revenues from the sale or licensing of these network systems and software applications and the related professional services (for example, installation and training services) and customer support, including customer post-warranty services. Payment terms in contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer's credit standing and our history with the customer. For financial information by principal product lines, please see Note 16 "Operating Segment Information" to our accompanying Consolidated Financial Statements and "Results of Operations - Revenues" in Part II, Item 7 of this Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Industry Background

Wireless and wireline networks make use of a signaling network that is logically and often physically separated from the media or transport network. The signaling network improves overall network performance by reducing call setup times, increasing the efficiency of the network, providing for interoperability between two independently owned networks, and providing access to enhanced services. Historically, the technology underpinning wireless and wireline networks has been the globally accepted signaling protocol known as Signaling System #7, or SS7. The flexibility of this design permitted the introduction of many enhanced services, including toll-free numbers and number portability, whereby subscribers are able to retain their local phone number, yet move their phone service to a new service provider.

Wireless networks generate substantially more signaling traffic than wireline networks due to additional capabilities inherent in wireless telephony networks such as mobile registrations, roaming, text messaging and mobile call handoffs between cellular towers and mobile phones. As a result, wireless operators generally invest more in signaling equipment than wireline operators in order to accommodate the unique demands of mobile telephony and mobile data services. In addition, rapid growth in wireless subscribers and minutes of use and the increased popularity of wireless services such as text messaging, pre-paid billing and wireless number portability have led to a significant increase in signaling traffic in recent years, and has created a need for high-capacity signaling infrastructure in mobile networks.

The increasing demand for signaling products has been driven, in part, by the proliferation of text messaging globally as mobile text messages are predominantly carried on signaling networks. Also driving the higher signaling usage in wireless networks are flat-rate pricing plans that feature no incremental charges for any calls or text messages up to a specified monthly limit or even with no monthly limit. Innovative service offerings like camera phones, the increasing popularity of family calling plans, and continued wireline to wireless substitution are also contributing to continuing wireless subscriber growth.

Today subscribers demand voice and multimedia content as well as convenience at a low cost. They want to personalize their services and their interactions with service providers, share services with their social networks, and access the same services on multiple devices and networks. Consumers are rapidly adopting more sophisticated mobile devices including smart phones, laptops with broadband access cards, electronic book readers, personal navigation devices, and devices containing a subscriber identity module ("SIM") card. These devices, which all have the capability of downloading multimedia software applications or media content, have brought new challenges to mobile service providers. In order to meet the networking demand of their subscribers, service providers face significant challenges including:

  developing the next wave of personalized mobile services on a common platform, while increasing existing feature revenues;
  ensuring that their networks can manage any combination of services, access approaches and devices;
  increasing mobile device access to data networks and providing open access to third-party applications and devices on their networks;
  bringing new services to market quickly and at a low cost; and
  understanding their customers' preferences, usage patterns, locations, services accessed and devices used.

In response to the challenges of bringing Internet services to mobile devices, mobile packet networks of increasing sophistication are likely the next step in the evolution of core networking. In the last several years, Service Architecture Evolution ("SAE"), Long-Term Evolution ("LTE"), and the IP Multimedia Subsystem architecture ("IMS") have emerged as architectures designed for converged mobile data networking. These architectures use newer signaling protocols including Session Initiation Protocol, or SIP, and Diameter. The advantages of SIP and Diameter include their ability to manage multimedia services (voice, video and data) in an IP network, making them accessible from a wide variety of devices.

Finally, service providers desire to measure performance, manage the quality and availability of service and launch new revenue-generating services in and across current, transition and future state networks. New smart phones and mobile devices and the traffic they generate must also be managed and monitored to evaluate the customer experience and to troubleshoot service level agreement issues. As such, service providers are seeking solutions to gather information in real time, assess network performance, and automate the implementation of policies to ensure delivery of adequate bandwidth and services in accordance with their commitments to their subscribers.

While these trends are global in nature, there remain considerable differences among service providers including: (i) geography and subscriber demographics; (ii) technology deployed in their networks; and (iii) the economic opportunities upon which service providers are attempting to capitalize. These differences generally affect the decision as to when and how service providers adopt newer technologies. As a result, we expect adoption of, and thus demand for, networking technologies to vary from market to market, resulting in signaling technologies that overlap and integrate for a considerable period of time.

Our Software and Systems

Our software and systems assist our customers in meeting the demands of their subscribers and the challenges of migrating to a multimedia network in a competitive communications environment. These software and systems enable service providers to: (i) offer new revenue-generating services; (ii) transition to multimedia networks; and (iii) lower network operational costs. We believe that our open, standards-based solutions are highly reliable and allow us to reach a larger addressable market, while enabling our customers to more cost effectively manage their networks and offer new services that differentiate them from their competitors.

Network Signaling Software and Systems

We currently offer network software and systems that solve both signaling and business challenges faced by our customers. We have one of the most widely deployed standalone signaling application platforms in the telecommunications industry. Our signaling systems and software are installed in eight of the ten largest wireless operators worldwide. As we continue to expand internationally, we continue to grow our customer base among the leading mobile and wireline operators in Europe, Asia, Africa, the Middle East, Central and South America and the Caribbean. We have added 59 new customers, including six in North America, over the past three years. We believe that our EAGLE® 5 Product Family is successful because of our focus on the development of a competitive, highly scalable system that is able to meet the rigorous technological demands of rapidly growing global service providers and their networks. The Company recently launched EAGLE® XG - a next-generation signaling and network applications platform that leverages the strengths of the EAGLE 5. Since the launch of this product in February 2009, we have booked a total of 13 EAGLE XG orders with 11 customers, nine of which are Tier 1 customers. We believe this platform will assist service providers in successfully migrating to SIP- and Diameter-based services and architectures.

Our principal signaling network software and systems include our EAGLE 5 and EAGLE XG Product Families which provide global signaling and session control for real-time, transaction-based applications in efficient core network configurations. Substantial database size, signaling capacity and transaction speed are coupled in these products with next-generation IP connectivity, providing a transition path to the converged network. Applications integrated with the platform provide the delivery of an array of intelligent routing and other value-added services. Service providers are able to optimize the use of network resources, deploy number portability, manage subscribers and services, migrate to new technologies, control fraud and interoperate hybrid technology networks. A brief description of EAGLE 5 and EAGLE XG follows below.

EAGLE 5

Our EAGLE 5 Product Family provides global signaling and real-time, transaction-based applications from a single platform. The same platform delivers full signal transfer point ("STP") capabilities and a portfolio of integrated applications. The following applications are available on our EAGLE 5 platform:

  Number Portability - We are the market leader in STP stand-alone number portability ("NP") solutions, deploying the first integrated NP solution in 1997. Since then, Tekelec has built a broad portfolio covering global solutions for mobile, fixed and cable networks and intra-carrier number retention. Tekelec simplifies number portability for service providers by integrating advanced database management and signaling functions onto a single platform, providing superior throughput and avoiding link congestion and bottlenecks in the network. Tekelec solves the number portability problem for voice, short message service ("SMS"), multimedia message service ("MMS") and prepaid calls with triggered and triggerless solutions that benefit operators and subscribers on a variety of networks. Our number portability solution is now deployed by 97 service providers in 33 countries around the world.
  Flexible Routing Applications - Tekelec provides solutions that optimize a service provider's Home Location Register ("HLR"), Equipment Identity Register ("EIR") and voice mail redirection. These applications are used by wireless service providers which generate substantially more signaling traffic than fixed-line providers. These applications help service providers manage network growth, improve network efficiency, reduce costs and meet regulatory requirements.

EAGLE XG

Our EAGLE XG Product Family offers a portfolio of products to support IMS and IP architectures and the transition to IMS- or other IP-based networks. By leveraging our expertise in SS7 signaling and SIP session control, we provide a signaling bridge that enables interoperability between circuit- and packet-switched technologies. Our systems and software thus permit our customers to approach the transition to converged networking through the signaling layer. We also offer core session control for SIP-based or other IP-based networks. Our solution enables service providers to gradually migrate to an all-IP platform at the signaling layer. We believe this transitional approach allows service providers to control the pace of evolution and provide a cost effective approach for migrating to IMS and for managing a hybrid SS7-SIP signaling network. To date, we have sold 13 EAGLE XG systems to 11 service providers, nine of which are Tier 1 service providers. Specific next generation systems and software include:

  SIP Signaling Router ("SSR") - This solution provides lower cost routing in a next-generation network. The SSR acts as a SIP proxy with enhanced routing capabilities, enabling service providers to grow their next-generation networks, support multimedia services, and access intelligent network (IN) services from the SIP domain. The SSR supports number portability in a SIP domain so service providers can leverage their existing number portability infrastructure for all of their subscribers regardless of the technology. The SSR is in the early stages of market acceptance.
  Call Session Control Function ("CSCF") - The CSCF function provides session control and quality-of-service solution for subscribers accessing IP multimedia services. This solution is designed to support high performance SIP-signaling and session control in core IMS networks, enabling multiple multimedia services.
  Electronic Number Mapping ("ENUM") - The convergence of the Public Switched Telephone Network ("PSTN") with IP networks requires a new type of number portability with the ability to map telephone numbers to IP addresses. This new number portability, or translation, is known as ENUM. We expect that next-generation services such as Voice over IP ("VoIP"), multimedia service, push-to-talk and instant messaging may require that a service provider have the capacity to handle high ENUM transaction rates. We have leveraged our experience in high-capacity, low-latency database applications to develop our ENUM solution. This solution is in the early stages of market acceptance.

  Service Broker - This application coordinates and mediates different services, such as pre-paid, number portability and corrective dialing residing in multiple network elements so they can be combined into new revenue generating services. Service Broker solutions bridge technologies between IP and current generations of mobile and fixed networks to enable unified service delivery across SS7- and SIP-based networks. Some of the benefits can include service continuity across hybrid networks, leveraging existing intelligent network applications, like number portability to support IP subscribers; and offering new SIP-based services to customers with SS7-based handsets. The Service Broker solution is in the early stages of market acceptance.
  Next Generation Database ("XGDB") - The XGDB simplifies data management and provisioning. The XGDB aggregates service, device and network data at the network layer and then normalizes this data from a variety of sources such as NP reference data, ENUM, registries, network routing data and customer provisioning systems into a centralized database. Since the protocol and application layers are independent in a network, data from multiple sources can be housed in the XGDB. Industry standard query protocols enable clients and applications from virtually any network type to access the data. This solution is in the early stages of market acceptance.

Performance Management and Monitoring Solutions

Our performance management and monitoring solutions provide the tools service providers need to manage multiple aspects of their network, while providing business-critical information to other departments within the service provider organization. As service providers evolve from transitional circuit-based networks to an IP-based network our performance management and monitoring solutions provide real- time or historical information based on network traffic. Service providers can gain insight into the performance of the network, roaming activity, service usage and customer behavior. Our solutions provide end-to-end network visibility to service providers helping them manage and route traffic in the most efficient and cost effective manner. Our applications include troubleshooting, network management, traffic management, roaming management, and services management.

For example, our performance management and monitoring solutions help service providers measure and manage communications traffic that traverses their networks. Specifically, these solutions enhance the reliability and security of our customers' networks, reduce the time to troubleshoot problems, enable real-time management of service quality, and help detect and correct revenue leaks due to fraud, incorrect billings, and errors in record keeping. We provide comprehensive real-time network and business applications measurement capability for traditional and IP networks, as well as hybrid networks.

Tekelec offers key performance indicator ("KPI")-based reports to improve a service provider's network and business by using our KPI Service Management Packages, which provide data usage information in the form of reports and customized dashboards. We offer the KPI-based reports for prepaid, roaming, SMS, security management and traffic management. Using KPI reports that can be customized based on a variety of parameters, service providers can view a specific level of detail to give them unparalleled insight into customer behavior and customer experience on their network. As service providers begin to offer next-generation services, the ability to analyze uptake patterns and usage rates for new services shortly after launch is important. Service-usage information can be correlated by service, subscriber, and geography providing a true demographic report on services used, roaming activity, content downloads and calling patterns by region. When armed with business intelligence on their customer base, service providers can more effectively tailor programs with competitive rate plans, services and bundled offerings that will attract and retain customers.

Other trends impacting service providers include the introduction and rapid uptake of new smart phones and other types of mobile data devices such as electronic books, tablets, and netbooks. The dramatic increase in usage of advanced mobile applications like Web and video, multimedia messaging and content downloads that are supported by these mobile devices has resulted in rapidly increasing demand in mobile data traffic. Service providers are faced with the challenge of determining how to track and manage traffic without necessarily incurring the expense of tracking every single byte of data. There is a need for an approach focused on selectively monitoring only the highest value traffic with a flexible system that scales with traffic and keeps up with the latest technological advancements. With the deployment of LTE and WiMAX networks in the not-too-distant future, this issue is of increasing importance to mobile operators around the world. Recognizing this need, we have developed an intelligent data management ("IDM") solution to help our customers effectively and selectively focus and deepen their analysis of high bandwidth applications, such as video streaming, rather than analyzing all the traffic on the network. What makes our method unique is that we provide configurable options for collecting user plane data; operators can collect data based on what they need to run their business. By choosing the type and quantity of data they collect, operators have the flexibility to scale their monitoring systems and data collection incrementally, adding resources only when needed.

Our real-time performance management and monitoring applications are installed in approximately 160 service provider networks, and are offered as a solution coupled with the EAGLE 5, complementing and leveraging the functionality of our signaling network. We believe the synergy between our signaling platforms and our performance management and monitoring solutions provides significant value to our customers.

Mobile Messaging

In December 2008, we expanded our solutions portfolio by acquiring mBalance Group B.V. ("mBalance") a leading developer of messaging solutions. The mBalance software enables mobile service providers to efficiently support their text messaging growth with a high performance, networked messaging solution. This software is an important element of our mobile messaging product family which provides a cost efficient and highly scalable means of handling text message growth and security. Our mobile messaging product family and services now include SMS Routing, SMS Security, Application Gateway, SMS Store, SMS Advertising, SMS Personalized Services, and a SIP Messaging Gateway.

Our mobile messaging product family spans both 2G/3G and SIP-based networks. The access-independent solutions enable the delivery of all types of mobile messaging from simple store-and-forward SMS to features currently under development such as advanced multimedia products that provide the ability to send voice, video, and pictures in the message. Its open framework allows operators to horizontally integrate mobile messaging services as well as other SIP-based services, reducing costs and simplifying operation and maintenance.

Our mobile messaging solutions provide a distributed, network-based approach that differs significantly from the legacy Short Message Service Center ("SMSC") approach that is widely deployed today. Our solutions take a network-based approach that provides what we believe to be a more cost effective solution. The solution, which can be deployed in modules as the customer requires, enables service providers to address today's key challenges, including network growth to handle traffic increases created by the exponential growth in text messaging, as well as protection from spam and spoofing. The solution also offers the opportunity for revenue generation through mobile advertising. When deployed in conjunction with EAGLE 5, our Mobile Messaging solution provides operators with a higher degree of visibility and control of text messaging traffic destined for their subscribers than legacy SMSCs can offer.

Our Business Strategy

Our objective is to be the premier supplier for communications systems, software and related professional services by delivering high-performance, mission critical network solutions for existing, transitional and multimedia communications networks. Our portfolio is focused on efficiently and securely enabling connections for IP- and mobile data networks. Our solutions reside in what is referred to as the network control plane of communications networks. Key elements of our strategy to achieve this objective include:

Leveraging Our Installed Base and Established Customer Relationships. Our systems and solutions are in operation in 107 countries worldwide, and we believe that we have one of the most widely deployed, standalone signaling application platforms in the telecommunications industry. Our strategy is to leverage our worldwide installed base and our well-established customer relationships in order to deepen our market penetration globally and to pursue selected emerging market segments. We believe that we can leverage our installed base and establish customer relationships by offering network applications that function not only in today's networks, but also enable our customers to transition to converged IMS or other IP-based networks in the future.

Maintaining Technological Expertise and Knowledge. We believe that one of our core competitive strengths is the breadth of our knowledge and expertise in communications technologies, particularly in (i) signaling and session control, and (ii) high-performance, mission-critical applications that utilize real-time or near-real-time data (especially data derived from signaling networks). We have developed this expertise over more than two decades and, during 2009, we filed a total of 118 U.S. and foreign patent applications and were issued a total of 27 U.S. and foreign patents, increasing our portfolio of issued, non-expired patents to 212 as of December 31, 2009. We intend to enhance our existing products, develop new products and expand our portfolio of patented intellectual property by continuing to make significant investments in research and development.

Focusing on Continued Operating Improvements. We intend to continue to identify and implement new ways to improve our operating efficiency and business processes to enhance our profitability. We work continuously to lower our unit material costs and improve our margins through the use of contract manufacturing and improved supplier relationships, including sourcing and assembling a majority of our printed circuit boards from Guadalajara, Mexico, conducting research and development activities at our facilities in France and the Netherlands, entering into outsourcing arrangements in the U.S. and conducting certain product development efforts in India, the Czech Republic, and Germany. From time to time, we review our organizational and operating structure to determine whether new or expanded job functions or business processes can be assumed by existing personnel or reengineered, resulting in higher productivity.

Expanding Globally. We sell our products internationally through our direct sales force, sales agents, partnerships, and distributor relationships. We also sell directly from our wholly owned subsidiaries in Argentina, Australia, Belgium, Brazil, Canada, Colombia, the Czech Republic, France, Germany, India, Italy, Malaysia, Mexico, the Netherlands, Singapore, South Africa, Spain, Taiwan and the United Kingdom, and from our sales offices in China, Dubai, and the Russian Federation. Total international revenues for 2009, 2008, and 2007 were $285.8 million, $296.8 million, and $263.7 million, respectively, representing 61%, 64%, and 61%, respectively, of our total revenues.

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

Recent Acquisitions and Dispositions

In December 2008, we expanded our solutions portfolio by acquiring mBalance, a leading developer of mobile messaging solutions. The mBalance software enables mobile operators to efficiently support their text messaging growth with a high performance, networked messaging solution. This software is an important element of our mobile messaging product family which provides a cost efficient and highly scalable means of handling text-message growth and security. Our mobile messaging product family and services now include SMS Routing, SMS Security, Application Gateway, SMS Store, SMS Advertising, SMS Personalized Services, and a SIP Messaging Gateway.

Under the terms of the acquisition agreement, we acquired 100% of mBalance's stock for: (i) approximately $39.5 million in cash at closing, of which approximately $8.0 million was placed into escrow with a third party escrow agent for up to two years following the closing date for the satisfaction of any indemnification claims made by us under the share purchase agreement; and (ii) a working capital adjustment of $3.6 million that was paid by us in the first quarter of 2009. The purchase price is subject to a potential adjustment of up to an additional $10.0 million (based on the period end Euro to U.S. Dollar exchange rate) in cash consideration payable upon achieving certain messaging order targets during the year ending on December 31, 2010. We believe this acquisition provides us with an opportunity to grow our solutions software portfolio and market opportunity by moving into adjacent markets that build on our core competencies.

In January 2008, we expanded our signaling portfolio with the acquisition of substantially all of the assets of Estacado, a leading developer of SIP technology. Further, Estacado's management team (all of whom are now Tekelec employees) has been instrumental in the creation of SIP and a number of its advanced features. With this acquisition, we believe that we have extended our depth in SIP-based intellectual property which is assisting us in the development of next-generation and IMS solutions for our customers.

In April 2007, we completed the sale of the Switching Solutions Group ("SSG") business to GENBAND Inc. ("Genband"), for $1.0 million in cash and a 19.99% interest in Genband's then outstanding vested voting equity, after giving effect to the issuance. In connection with this transaction we recorded a pre-tax loss on sale of $60.7 million (which included the $14.0 million write- off of goodwill allocated to the former SSG reporting unit, and $3.2 million of professional fees) and a restructuring charge of $21.2 million during the year ended December 31, 2007. As further discussed in Note 4 to our Consolidated Financial Statements included in item 15(a) of Part IV of this Annual Report, during 2009 we recorded impairment charges totaling $13.6 million related to our investment in Genband, and in the fourth quarter of 2009 we sold our interest in Genband for $1.4 million.

Our Sales and Marketing Strategy

Our sales and marketing strategy includes selling directly through our sales force and indirectly through sales agents, partnerships, and distributor relationships, entering into strategic alliances, and targeting certain markets and customers. To promote awareness of Tekelec and our products, we also advertise on the Internet and in trade journals, exhibit at trade shows, conduct signature events for our customers, participate in industry forums and panels, maintain a presence on the Internet, use webinars and e-mail marketing campaigns, and maintain close relationships with industry and trade press as well as industry analysts. From time to time, our employees author articles for trade journals.

Distribution. We sell our products in the United States principally through our direct sales force. Our North American direct sales force operates out of our regional offices located throughout the United States. Internationally, we sell our products primarily through our direct sales force, as well as sales agents, partnerships, and distributor relationships. As market conditions warrant, we may increase our direct sales and marketing activities worldwide.

Other Third-Party Relationships. Although our current sales through these relationships are not significant, we believe that our current and future relationships with other leading communications solution providers will improve market penetration and acceptance for our network applications. Many of these system integrators have long-standing relationships with public telecommunications service providers and offer a broad range of services to these service providers through their existing sales and support networks. We seek relationships that:

  enhance our presence and strengthen our competitive position in our target markets;
  offer products that complement our network applications to provide value-added networking products and services; and
  leverage our core technologies to enable communications equipment suppliers to develop enhanced products with market differentiation that can be integrated with our products and services.

Systems and Software Development

The communications market is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Standards for new technologies and services such as 3G wireless services, signaling for packet networks, Internet protocol and IMS architectures are still evolving. As these standards evolve and the demand for services and applications increases, we intend to adapt and enhance our products and develop and support new products. We solicit product development input through discussions with our customers and participation in key industry organizations and standards committees, such as the GSM Association ("GSMA")

where we participate on the Rich Communication Suite initiative and several other working groups, the Internet Engineering Task Force, the 3rd Generation Partnership Project ("3GPP"), the MultiService Forum ("MSF') and the NGN Forum, and by closely monitoring the activities of the International Telecommunications Union ("ITU"), the European Telecommunications Standards Institute ("ETSI"), and the International Organization for Standardization and Alliance for Telecommunications Industry Solutions ("ATIS").

We continue to invest in research and development in order to expand the technological capability, functionality and breadth of our applications. From 2007 to 2009 we invested over $293.1 million - approximately $100.3 million, $100.6 million, and $92.2 million, during 2009, 2008, and 2007, respectively - in product development. As a result of this investment in research and development, we filed a total of 118 U.S. and foreign patent applications in 2009. During 2009, 2008, and 2007 we were issued a total of 27, 36, and 42, respectively, U.S. and foreign patents, increasing our portfolio of issued, non-expired patents to 212 as of December 31, 2009.

We currently expect that a substantial portion of our development of new products and enhancements to existing and future products will be developed internally or through outsourced development contractors, with the possibility of selective acquisitions to complement and supplement our product development pipeline when deemed prudent. Our product development efforts to date have resulted in leading telecommunications network applications, and we believe that our current and future product development efforts will continue to yield leading telecommunications network applications. There are risks associated with the development of our products, which are discussed further in the section entitled "Risk Factors" in Part I, Item 1A of this Annual Report.

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
  on-site engineering support services, including 24/7 equipment operation, administration and maintenance ("OA&M"); and
  limited upgrades and enhancements.

We support our products by providing in-country sales, service and support resources in 38 countries around the world. For example, we maintain in-house and contract repair facilities and provide ongoing training and technical assistance to customers and international distributors and other resellers at our technical assistance centers in Morrisville, North Carolina; Egham, United Kingdom; Paris and Mulhouse, France; Amsterdam, Netherlands, Delhi, India and Singapore. These countries also support our products on a 24-hour a day, seven day a week basis. In addition, we have invested in providing in-country sales and service support in Brazil, India, Germany, the Czech Republic and Mexico, among other locations.

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

Customers

Customers for our products consist primarily of network service providers. Wireless service providers accounted for approximately 79% of our total revenues in 2009. Historically, a limited number of customers have accounted for greater than 10% of our annual total revenues. In 2009, sales to AT&T represented 14% of our revenues, and sales to Verizon represented 10% of our revenues. Additionally, combined sales to the Orange Group and an affiliate represented 10% of our revenues in 2009, 2008, and 2007. In 2007, combined sales to the subsidiaries of Carso Global Telecom (Telefonos De Mexico and America Movil) represented 12% of our total revenues; sales to AT&T represented 10% of our total revenues. We anticipate that our operating results in any given period may continue to depend, to a significant extent, upon revenues from a relatively small percentage of our customers.

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

Backlog

Backlog for our products typically consists of contracts or purchase orders for both product deliveries scheduled within the next 12 months and extended service warranty to be provided generally over periods of up to three years. Our backlog at any particular date may not be a meaningful or accurate indicator of future revenues primarily because (i) we account for our customer contracts under the residual method prescribed by the authoritative guidance for software revenue recognition, and (ii) the size and duration of orders and customer delivery and installation requirements vary and may be rescheduled by the customer.

As discussed further in Note 1 to the accompanying Consolidated Financial Statements and in "Critical Accounting Policies and Estimates - Recent Accounting Pronouncements" below, new accounting guidance was issued in September 2009 which, when implemented, may materially affect the timing of our revenue recognition and our earnings. We are currently evaluating the possibility of early adoption of this new guidance as permitted and are quantifying the related impact on our operating results.

At December 31, 2009, our total backlog amounted to approximately $373.6 million, compared to total backlog of approximately $412.1 million at December 31, 2008. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts.

Competition

The market for our network signaling products, including number portability, is competitive and has been highly concentrated among a limited number of suppliers. We presently compete in the network signaling market primarily with Huawei and Nokia Siemens Networks. We expect that competition will increase in the future from both existing and new competitors, particularly in the next generation signaling market.

We believe that the principal competitive factors in the high performance, mission critical network signaling systems and software market are system performance, scalability and functionality, system quality and reliability, customer service and support, price and the supplier's financial resources and marketing and distribution capability. We anticipate that responsiveness in adding new features and functionality will become an increasingly important competitive factor. New entrants or established competitors may offer systems that are superior to our systems in performance, quality, service and support and/or are priced lower than our systems. The impact of the recent economic downturn has increasingly made price an important competitive factor, particularly in certain emerging markets, where some of our competitors have offered our customers or potential customers significant lines of credit guaranteed by their home governments and may have benefited from specific stimulus packages during 2009. Accordingly, these competitors have been and may continue to be able to offer service providers very favorable pricing and financing terms. For more information in this subject, see the "Risk Factors" section in Part I, Item 1A of this Annual Report under the heading "If our products do not satisfy customer demand for performance, price, or terms, we could lose business to our competitors."

We believe that our ability to compete successfully in the network signaling market also depends in part on our distribution and marketing relationships with leading communications equipment suppliers and resellers. If we cannot successfully enter into these relationships on terms that are favorable to us, or if we cannot maintain these relationships, our business could suffer.

Our major competitors in the mobile messaging market include Acision, Airwide, Comverse, Huawei and Nokia Siemens, as well as a number of smaller competitors existing in different geographic markets. We believe the market will remain very competitive with a number of smaller competitors continuing to enter this market.

The market for performance management and monitoring software solutions is also very competitive. Our major competitors include Tektronix, Agilent and Anritsu, as well as a number of smaller competitors existing in different geographic markets. We believe the market will remain very competitive with a number of smaller competitors continuing to enter this market.

We believe the integration of our performance management and monitoring applications with our signaling network applications, including the EAGLE 5, provides us with a distinct competitive advantage. The added simplicity and reliability of our integrated approach provides a direct benefit to our customers. We also offer a non-integrated, probe-based solution where needed to allow our customers to derive additional value from our applications. Our applications offer an array of configuration tools and a web-based user interface for ease of use. Our performance management and monitoring applications have the added benefit of supporting both existing protocols and newer protocols such as SIP, General Packet Radio Service ("GPRS"), and Universal Mobile Telecommunications System ("UMTS") from a common architecture. We provide critical network capabilities, such as the ability to continuously trace a call end-to-end as it traverses both traditional circuit and newer packet-network domains. Our real time capabilities allow service providers to discover and correct network and related business issues quickly.

Intellectual Property

Our success depends, to a significant degree, on our proprietary technology and other intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secrets, non-disclosure policies, confidentiality agreements and contractual restrictions to establish and protect our proprietary rights both in the United States and abroad. In 2009, we filed a total of 118 U.S. and foreign patent applications and were issued a total of 27 U.S. and foreign patents, increasing our portfolio of issued, non-expired patents to 212 as of December 31, 2009. Inventions by members of our technical product line marketing and research and engineering staff have been, and continue to be, important to our growth and success. Our patent portfolio has been developed over time and, accordingly, the remaining terms of our patents vary. We intend to continue to seek and obtain patents protecting our newer innovations. Although we believe that our patents will continue to be important in maintaining and improving our competitive position, no single patent is material to our business as a whole.

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

Working Capital

For a discussion of our working capital practices, see the section entitled "Liquidity and Capital Resources" in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.

Employees

We employ individuals on a regular full-time basis and on a part-time basis, as well as utilize the services of independent contractors. At December 31, 2009, we employed 1,101 regular full-time employees. Many of our employees hold stock options, restricted stock units and/or stock appreciation rights under our equity compensation plans. Our employees are not represented by a labor union. Our employees in France are represented by a Works Council, a compulsory institution for enterprises with more than 50 employees. This body consists of employee elected members and the head of the enterprise and has charge of company welfare and cultural facilities. While it has no formal bargaining power, it has consultative powers in regard to employer's initiatives concerning organization and management of the enterprise. We have not experienced any work stoppages.

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

The effects of the recent global financial crisis may have significant effects on our customers and suppliers that would result in material adverse effects on our business, operating results, financial condition and stock price.

The effects of the recent global financial crisis include, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy has entered into or may enter into a further prolonged recessionary period. Accordingly, this financial crisis may materially adversely affect our customers' access to capital and/or willingness to spend capital on our products, and/or their levels of cash liquidity with which or willingness to pay for products that they will order or have already ordered from us, or result in their ceasing operations. Further, since the beginning of 2009, we have also experienced an increasing number of our customers, principally in emerging markets, requesting longer payment terms, lease or vendor financing arrangements, and/or longer terms for the letters of credit securing purchases of our products and services, which could potentially negatively impact our orders, revenue conversion cycle, and cash flows.

In seeking to reduce their expenses, we have seen significant pressure from our customers to lower prices for our products and warranty services as they try to improve their operating performance and procure additional capital equipment within their reduced budget levels. To the extent that we lower prices on our products and services, our orders, revenues, and gross margins may be negatively impacted.

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

To reduce operating expenses, certain customers also have or are seeking to outsource the day-to-day management of their networks to network equipment manufacturers with which we compete, or are attempting to consolidate the number of suppliers by forcing other manufacturers to contract with such manufacturers, rather than directly with the customer. To the extent such outsourcings or consolidation increases the influence of our competitors in equipment and maintenance services purchased by our customers, customer demand for our products and services could be adversely affected and therefore negatively impact our orders, revenues, and gross margins.

In addition, the global financial crisis may materially adversely affect our suppliers' access to capital and liquidity with which to maintain their inventories, production levels, and/or product quality, could cause them to raise prices or lower production levels, or result in their ceasing operations. Further, with respect to the auction rate securities rights discussed under "Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report, if the global financial crisis or recent litigation with the Internal Revenue Service results in UBS's inability to maintain the financial resources necessary to satisfy its obligations with respect to the auction rate securities and rights (the "Put right") held by Tekelec in a timely manner or at all, then the timing of and our ability to gain access to the liquidity represented by such auction rate securities and/or the Put right may be materially adversely affected. Further, the Put right currently valued at $11.1 million may become impaired resulting in a material impact to our earnings. Finally, with respect to the credit facility discussed under "Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report, if the global financial crisis adversely affects Wachovia Bank, National Association, (now owned by Wells Fargo Bank, National Association), our ability to access the funds available under the credit facility could be materially adversely affected.

These potential effects of the global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

We are exposed to the credit risk of some of our customers and to credit exposures in certain markets which could result in material losses and harm our business.

In addition to the risks described above, we are generally vulnerable to downturns in the economy and the telecommunications industry, political instability in emerging markets, and adverse changes in our customers' businesses and financial condition. Periodic slowdowns in the economy in general and in the telecommunications market in particular have weakened and could further weaken the financial condition of many of our customers, which could affect their creditworthiness. Although we have programs in place to monitor and mitigate the associated risks, there can be no assurance that such programs will be effective in reducing our credit risks and avoiding credit losses. We also continue to monitor the impact that the following conditions may have on the worldwide economy: (i) credit exposure from weakened financial conditions in certain geographic regions; (ii) the currency controls enforced by local governments, such as prioritization of foreign vendor payments and obtaining government approval for vendor payments in hard currencies, in key customer geographic regions such as Pakistan, Afghanistan, Nigeria, Venezuela, and others; (iii) the risk of nationalization of the telecommunications industry in certain areas; and (iv) the devaluation of the local currency relative to the U.S. dollar or currency controls put in place by foreign governments. We have periodically experienced losses due to customers' failing to meet their obligations. Although these losses have not been significant, future losses, if incurred and if material, could harm our business and have a material adverse effect on our operating results and financial condition.

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

In situations where we sell multiple products or sell a combination of integrated products and services that we cannot separate into multiple elements, we may defer revenue recognition until all product shipments are complete and until services essential to the functionality of the product are fulfilled, due to the fact that we follow the residual method of accounting as prescribed by the current authoritative guidance for software revenue recognition. Consequently, our revenue may vary significantly from period to period, as it may not be possible to ship all components of an order at the same time. Specifically, no revenue related to a sales arrangement may be recognized until all products in the sales arrangement are delivered, regardless of whether the undelivered product represents an insignificant portion of the arrangement fee. Accordingly, the residual method of accounting increases the volatility of our quarterly and annual revenues and profits.

In addition, our product revenues in any quarter depend in part on orders booked and shipped in that quarter. A significant portion of our product shipments in each quarter occurs near the end of the quarter. Since individual orders can represent a meaningful percentage of our revenues and net income in any quarter, the deferral, cancellation of or failure to ship an entire order in a quarter can result in a revenue and net income shortfall that causes us to fail to meet securities analysts' expectations, our business plan, or financial guidance provided by us to investors for that period. The delay in recognizing revenue from the time an order is booked could also result in an increase in revenue during a period when orders are declining on a current and prospective basis. Further, because a significant portion of our revenues is recognized upon customer acceptance of products following testing in their networks, delays or complications in such testing can affect the timing and amount of revenue recognition. We base our current and future expense levels on our internal operating plans and revenue forecasts, and our operating costs in the short term are fixed to a large extent. As a result, we may not be able to sufficiently reduce our costs in any quarter to adequately compensate for an unexpected shortfall in revenues, and even a small shortfall could disproportionately and adversely affect our operating results for that quarter. In addition, a number of other factors, many of which are outside our control, can cause fluctuations in our quarterly and annual operating results, including those described in the other risk factors herein and, among others:

  price and product competition in the telecommunications industry which can change rapidly due to factors which include technological innovation;
  the introduction and market acceptance of our and our competitors' new products, services and technologies;
  the timing of the purchase and deployment by our customers of new technologies and services, in particular LTE, SIGTRAN, SIP, BICC and Diameter;
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
  the geographic mix of our revenues, in particular, the growth in emerging market business, and the associated impact on our gross margins;
  the mix of our product sales across product lines (i.e., between our higher margin, software-based products and lower margin, hardware- intensive products), which can have significant impact on our gross margins;
  the expense and other potential negative impact of current and future litigation and other disputes;
  actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets, including the amounts of related valuation allowances, liabilities, and other items reflected in our accompanying Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report;
  changes in accounting rules, such as recently issued rules related to fair value and software revenue recognition;
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
  sizable employee and non-employee workforces located outside the United States, including in

  Belgium, Brazil, Czech Republic, France, Germany, India, Mexico, the Netherlands, Singapore, and the United Kingdom, , that are subject to differing labor laws, foreign currencies and political risks than found in the United States;

  costs associated with the expansion of our sales, marketing and support operations, both domestically and internationally;
  changes in our pricing policies and those of our competitors;
  our ability to successfully comply with increased and complex regulations affecting our business;
  further restructuring costs;
  failure of certain customers to successfully and timely reorganize their operations; foreign currency exchange rate fluctuations; and
  interest rate fluctuations.

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

Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities, military actions, and/or political unrest around the world, the nationalization of privately owned telecommunications companies, as well as changes in energy, natural resources and precious metal costs, may continue to adversely affect global economic conditions. If the geopolitical environment internationally continues to deteriorate, we may experience material adverse impacts on our business, operating results, and financial condition.

We expect our gross margins to vary over time and our recent level of gross margins may not be sustainable, which may have a material adverse effect on our future profitability.

Our recent level of gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

  increased price competition and the extension of more favorable credit terms, particularly from competitors in China;
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

We have limited product offerings, and our revenues may suffer if demand for any of our products, and particularly our EAGLE 5, EAGLE XG and other signaling products declines or fails to develop as we expect or if we are not able to develop and market additional and enhanced products.

We derive a substantial portion of our revenues from sales of our EAGLE 5 and our other signaling products. In 2009, 2008, and 2007, these products generated 52%, 56%, and 56%, respectively, of our product revenues. We expect that these products will continue to account for a majority of our product revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for these products, such as competition, technological change or a slower than anticipated rate of development or deployment of new products, features and technologies, could cause a significant decrease in our revenues and profitability. Continued and widespread market acceptance of these products is therefore critical to our future success. Moreover, our future financial performance will depend in significant part on the successful and timely development, introduction and customer acceptance of new and enhanced versions of our EAGLE 5, EAGLE XG and other signaling products as well as our other non-signaling related products. Introducing new and enhanced products such as these requires a significant commitment to research and development that may entail substantial risk and may not result in success. There are no assurances that we will be successful in developing and marketing additional products and related services.

If wireless service providers do not continue to grow and to buy our EAGLE 5, EAGLE XG and related signaling products and services, our network signaling-related business would be harmed.

Our success will depend in large part on the continued growth of wireless network operators and their purchases of our products and services. We derive a substantial portion of our revenues from the sale of our signaling EAGLE 5 related products and services to wireless network operators. In each of 2009, 2008, and 2007, our sales to the wireless market accounted for more than 50% of our EAGLE 5 related revenues. We expect that our sales of signaling products and services to wireless service providers will continue to account for a majority of our revenues for the foreseeable future. The continued growth of the domestic and international wireless markets is subject to a number of risks that could adversely affect our revenues and profitability, including:

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

Consequently, there can be no assurances that wireless service providers will continue to purchase our EAGLE 5 and EAGLE XG -related products or services for the build-out or expansion of their networks. A decrease in such purchases could have a material adverse impact on our revenues and net income.

If our products do not satisfy customer demand for performance, price, or terms, we could lose business to our competitors.

The telecommunications equipment industry in which we operate is highly competitive, and we expect that the level of competition on pricing and product offerings will continue to be intense. If we are not able to compete successfully against our current and future competitors, our current and potential customers may choose to purchase similar products offered by our competitors, which would negatively affect our revenues and/or profitability. We face formidable competition from a number of companies offering a variety of network signaling and performance management and monitoring products. The markets for our products are subject to rapid technological changes, evolving industry standards and regulatory developments, and our operating results depend to a significant extent on our ability to adapt to these changes. Our competitors include many large companies as well as many smaller established and emerging technology companies. We compete principally on the basis of:

  product performance and functionality;
  product quality and reliability;
  customer service and support; and
  price.

Many of our competitors have substantially broader product portfolios and financial and technological resources, product development, marketing, distribution and support capabilities, name recognition, established relationships with telecommunications service providers, and other resources that we do not have. Some of our primary competitors incur lower labor costs in countries such as China and, as a result, may be able to offer significantly lower pricing, forcing us to lower our prices or lose business, which at a minimum can adversely affect our gross margins. Further, one of our competitors is supported by the Chinese government, allowing them to, among other things, potentially fund operations in an expansive manner, offer credit terms over numerous years, and take significantly more credit risk than we do. Further, some of our competitors may price their products at unsustainably low levels in an effort to acquire market share or delay or avoid business failures. In addition, new competitors may enter our markets as a result of shifts in technology, and these competitors may include entrants from the telecommunications, computer software, computer services, data networking and semiconductor industries. The industries in which we operate are also undergoing consolidation which may result in stronger competitors and a change in our relative market position.

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

If we fail to develop or introduce on a timely basis new products or product enhancements or features that achieve market acceptance, our business will suffer. Rapidly changing technology, frequent new product introductions and enhancements, short product life cycles, changes in customer requirements and evolving industry standards characterize the markets for our products. Our success will depend to a significant extent upon our ability to accurately anticipate the evolution of new products, technologies and market trends and to enhance our existing products. It will also depend on our ability to timely develop and introduce innovative new products and enhancements that gain market acceptance. Finally, sales of our products depend in part on the continuing development and deployment of emerging technology and network architecture standards (including IMS and LTE) and our ability to offer new products and services that comply with these standards or respond to these new architectures. We may not be successful in forecasting future customer requirements or in selecting, developing, manufacturing and marketing new products or enhancing our existing products on a timely or cost-effective basis. Moreover, we may encounter technical problems in connection with our product development that could result in the delayed introduction of or inability to introduce new products or product enhancements and the cancellation of customer orders or delays in fulfilling customer orders. Such cancellations or delays could result in the imposition of penalties or other liabilities on us, a decrease in sales and/or a loss of customers. We may also focus on technologies that do not function as expected or are not widely adopted. In addition, products or technologies developed by others may render our products noncompetitive or obsolete and result in a significant reduction in orders from our customers and the loss of existing and prospective customers.

We may not realize the anticipated benefits of past or future acquisitions or divestitures, which could materially and adversely affect our operations and financial position and the market value of our common stock, and the integration of acquisitions may disrupt our business and management.

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

We have in the past and may in the future grow through the acquisition of companies, product lines or technologies. During the last five years, we have engaged in a number of acquisitions, including our acquisitions of iptelorg, mBalance and Estacado. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not materially and adversely affect our business, operating results or financial condition. We may not realize the expected benefits of an acquisition.

Our future acquisitions may also lead to potential write-downs, restructuring, or other one-time charges due to unforeseen business developments and other factors, and these charges may adversely affect our operating results, financial condition and the market value of our common stock.

If we make any further acquisitions, we may issue stock that would dilute our existing shareholders' percentage ownership or our earnings per share, incur substantial debt or assume contingent or unknown liabilities. Some of our employees have only limited experience in acquiring and integrating other businesses and technologies. Acquisitions involve numerous risks, including the following:

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
  inability to retain key employees, customers, distributors, vendors and other business partners of the acquired or our business;
  inability to achieve the financial and strategic goals for the acquired and combined businesses;
  acquisition-related costs or amortization costs for acquired intangible assets that could adversely impact our operating results;
  our relationships, or those of the acquired businesses, with existing customers, partners or third party providers of technology or products could be impaired;
  the due diligence processes may fail to identify significant issues with product quality, architecture and development, or legal and financial contingencies, among other things;

  we may incur significant impairment, exit, and/or restructuring charges if the products acquired in business combinations do not meet our sales expectations or are unsuccessful; and
  risks associated with entering new markets in which we have no or limited prior experience and where competitors in such markets have stronger market positions.

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

We continue to evaluate our business to determine the potential need for realigning resources in order to achieve desired cost savings in an increasingly competitive market. In 2009, as well as in prior years, we have undertaken a series of restructurings of our operations involving, among other things and depending on the year, reductions of our workforce, the relocation of our corporate headquarters, the consolidation of certain of our manufacturing facilities, and the transformation from a business unit management structure to a functional organization (the "Restructurings"). If we initiate additional restructurings in the future, we will incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition and results of operations.

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

The majority of our operating expenses are personnel-related costs such as employee compensation and benefits, along with the cost of the infrastructure (facility space and equipment) to support our operations and employee base. The failure to adjust our employee base to the appropriate level to support our orders and/or revenues could materially and adversely affect our business, operating results and financial condition. In addition, expanding the sale and distribution of our products may place new and increased demands on our direct sales force, professional services staff, and technical and sales support staff. Although we currently believe that we invest sufficient resources in our direct sales force, professional services staff, and our technical and sales support staff, there are only a limited number of qualified personnel in these areas. Our ability to achieve expanded distribution and revenue growth in the future will depend, in part, on our success in recruiting and training sufficient direct sales, professional services, and technical and sales support personnel. If we are not able to expand or reduce our direct sales force, professional services staff, and technical and sales support staff as may be necessary to support our operations, our business and operations could be harmed.

A limited number of our customers account for a significant portion of our revenues, and the loss of one or more of these customers and our failure to attract additional customers could adversely affect our operating results.

In 2009, sales to AT&T represented 14% of our revenues, and sales to Verizon represented 10% of our revenues. Additionally, combined sales to the Orange Group and an affiliate represented 10% of our revenues in 2009, 2008, and 2007. In 2007, combined sales to the subsidiaries of Carso Global Telecom (Telefonos De Mexico and America Movil) represented 12% of our total revenues; sales to AT&T represented 10% of our total revenues.

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

Internationally, we sell our products through our direct sales force, sales agents and distribution relationships. We also sell direct through our wholly-owned subsidiaries in Argentina, Belgium, Brazil, Canada, the Czech Republic, Colombia, France, Germany, India, Italy, Malaysia, Mexico, the Netherlands, Singapore, South Africa, Taiwan and the United Kingdom, and our sales offices in China, Dubai and the Russian Federation. Total international revenues for 2009, 2008 and 2007 were $285.8 million, $296.8 million, and $263.7 million, respectively, representing 61%, 64% and 61%, respectively, of our total revenues. We expect that international sales will account for more than 50% of our revenues in the future.

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
  possible terrorist attacks;
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

We intend to continue pursuing international and emerging market growth opportunities. We define emerging markets to be low and middle income countries as classified by the World Bank. In 2009, emerging markets accounted for 40% of our revenues. An inability to maintain or to continue to expand our business in international and emerging markets, including Europe, Asia Pacific, Africa, Central America and South America, could have a material adverse effect on our business, results of operations and financial condition. In particular, we currently have limited operations in Asia Pacific and we may have difficulty establishing relationships, building name recognition and penetrating these markets, which could adversely affect our performance in these markets and our operating results.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business.

Large telecommunications service providers have substantial purchasing power and leverage in negotiating contractual arrangements with their vendors. These customers may require us to develop additional features and may impose penalties on us for failure to deliver such features on a timely basis, or failure to meet performance standards. We may agree to these less advantageous terms and conditions in order to obtain initial contracts or for other strategic reasons, which may decrease our revenues and/or increase the time it takes to convert orders into revenues, resulting in decreased profitability and greater variability of our quarterly and annual financial results.

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

Our products are complex and may have defects or errors that are not detected until deployment, and disputes and litigation related to warranty and product liability claims could be expensive and could negatively affect our reputation and profitability.

We may be exposed to warranty, breach of contract, product liability, fraud and other claims if our products fail to perform as expected or if the use of our products results in property damage or bodily injury. Our highly complex products may contain undetected defects or errors when first introduced or as new versions are released, and those defects or errors may not be detected until deployment or long after a product has been deployed. Our products, even if error- or defect-free, must also interoperate with other equipment in customer networks, and such operation may result in technical problems with our products. Because of the critical and revenue-affecting role played by many of our products in customer networks, such defects, errors or failures to properly interoperate, particularly those that result in service interruptions or a failure of telecommunications networks, could harm our customer relationships, business and reputation, and/or result in material warranty or product liability losses. There can be no assurances that our products will not have defects or errors or will properly interoperate with other equipment. A warranty or product liability claim brought against us could result in costly, protracted, highly disruptive and time-consuming litigation, which would harm our business. In addition, we may be subject to claims arising from our failure to properly service or maintain our products or to adequately remedy defects in our products once such defects have been detected. Although our agreements with our customers typically contain provisions designed to limit our exposure to potential warranty and product liability claims, it is possible that these limitations may not be effective under the laws of some jurisdictions, particularly since we have significant international sales. Although we maintain product liability insurance, it may not be sufficient to cover all claims to which we may be subject. The assertion against us of one or more claims, whether or not insured, could harm our business reputation, our profitability and our financial condition.

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

Uncertainties associated with and implications of the changing regulatory landscape in the telecommunications industry, as well as uncertainties relating to regulation of the Internet, may adversely affect our business, operating results and financial condition. Our compliance with telecommunications regulations and standards, as well as our efforts to ensure the interoperability of our products with our customers' networks, may be time consuming, difficult, costly and affect our proprietary rights, and if we fail to comply, our product sales would decrease.

In order to maintain market acceptance, our products must continue to meet a significant number of regulations and standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission (the "FCC") and Underwriters Laboratories, as well as standards previously established by Telcordia (formerly Bell Telecommunications Research) and those developed by the Internet Engineering Task Force ("IETF"), the 3rd Generation Partnership Project ("3GPP") and other standard-setting committees. Internationally, our products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union ("ITU"). As these standards evolve and if new standards are implemented, we will be required to modify our products or develop and support new versions of our products, and this may negatively affect the sales of our products and increase our costs. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry standards could prevent or delay introduction of our products, which could harm our business. Our involvement with standard-setting organizations could also result in the unenforceability of our proprietary rights.

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

There may be future changes in telecommunications regulations in the U.S. or other countries that could slow the expansion of the service providers' network infrastructures and materially adversely affect our business, operating results, and financial condition. User uncertainty regarding future policies may also affect demand for communications products, including our products. In addition, the convergence of circuit and packet networks could be subject to governmental regulation. Currently, few laws or regulations apply to the Internet and to matters such as voice over the Internet. Regulatory initiatives in this area could decrease demand for our products and increase the cost of our products, thereby adversely affecting our business.

We operate in a complex environmental regulatory environment.

Our operations are subject to a wide range of environmental laws in various jurisdictions around the world. We seek to operate our business in compliance with such laws. We have been and will continue to be subject to various product content laws and product takeback and recycling requirements that will require full compliance in the coming years. We expect that these laws will require us to incur additional compliance costs. Although costs relating to environmental matters have not resulted in a material adverse effect on our business, results of operations, and financial condition in the past, there can be no assurance that we will not incur increased environmental costs in the future, which may have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Beginning in February 2008 and continuing through December 31, 2009, auctions involving our auction rate securities ("ARS") portfolio have failed, resulting in our inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer. As of December 31, 2009, we had $93.0 million of par value invested in ARS, which are being carried at a fair value of $81.8 million. All of these auction rate securities are AAA, AA or A rated by one or more of the major credit rating agencies and are principally collateralized by student loans. At December 31, 2009, on a weighted average basis, approximately 92% of the underlying student loan collateral was issued under the Federal Family Education Loan Program ("FFELP"). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government.

On October 31, 2008, we accepted an offer from UBS for auction rate securities rights related to our ARS portfolio. Under the terms of the Put right, UBS has the right, at its discretion, to purchase these securities from us at par value which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time until July 2, 2012, and we have the right, at our discretion, to require UBS to purchase the securities at par value plus accrued interest at any time between June 30, 2010 and July 2, 2012. As of December 31, 2009, the estimated fair value of the Put right is $11.1 million and is included in the caption "Put right, at fair value" in the accompanying Consolidated Balance Sheets included in the Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report.

UBS's obligations under the Put right are not secured by any of its assets and do not require UBS to obtain any financing to support its performance obligations under the Put right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Put right. If UBS does not satisfy its obligations and liquidity is not otherwise restored to our ARS portfolio, there may be a material adverse effect on our liquidity and financial condition and we may incur material losses.

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

Our pending patent and trademark registration applications may not be approved, and our competitors and others may challenge the validity or scope of our patent or trademark registration applications or issued patents and trademarks. If we fail to apply for patent protection for competitively important technology or do not receive the patents or trademark registrations we seek, or if they are held invalid once issued or other problems arise with our intellectual property, our competitiveness could be significantly impaired and our business, operations and prospects may suffer. In addition, from time to time we face challenges to the validity or enforceability of our proprietary rights and litigation may be necessary to enforce and protect our rights, or to determine the validity and scope of our proprietary rights and the rights of others. Any such litigation would be expensive and time consuming, would divert the attention of our management and key personnel from business operations and could result in the outright loss of our proprietary rights, and would likely harm our business, operating results, and financial condition.

Because we are subject to third parties' claims that we are infringing their intellectual property and may become subject to additional such claims in the future, we may be prevented from selling certain products and we may incur significant expenses in resolving these claims.

We receive from time to time claims of infringement from third parties or we may otherwise become aware of relevant patents or other intellectual property rights of third parties that may lead to disputes and litigation. Any claims made against us regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend and could have a material adverse effect on our business. In addition, any such claims would divert the attention of our management and key personnel from our business operations. A claim by a third party may require us to modify or cease marketing our products, develop new technologies or products, enter into costly royalty or license agreements with respect to the proprietary rights that are the subject of the infringement claim or refund to our customers all or a portion of the amounts they have paid for infringing products. If such claims are asserted, there can be no assurances that we would prevail, successfully modify our products or be able to acquire any necessary licenses on acceptable terms, or at all. In addition, we may be requested to defend and indemnify certain of our customers and resellers against claims that our products infringe the proprietary rights of others. In the event of the unfavorable outcome of such claims we may be required to pay significant damages or be subject to injunctions against the sale of certain products or use of certain technologies, and there can be no assurances that any such claims or litigation can be avoided or successfully resolved. There can be no assurances that our technologies or products do not infringe on the proprietary rights of third parties or that such parties will not initiate or prevail in infringement actions against us. Further, the companies that we have acquired or that we may acquire could have these types of intellectual property exposures that we are unaware of or that are of higher risk than in our existing business.

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

We rely on third parties to provide many of our subsystems, components, software licenses and other intellectual property included in our products. If we are unable to obtain these subsystems, components and licenses from these parties at reasonable prices or on a timely basis, we may not be able to obtain substitute subsystems, components and licenses on terms that are as favorable.

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

Our operations could be subject to natural disasters and other business disruptions, which could adversely affect our business and financial results. A number of our facilities and those of our suppliers, our contract manufacturers, and our customers are located in areas that have been affected by natural disasters such as ice and snow storms, earthquakes, floods or hurricanes in the past. A significant natural disaster could therefore have a material adverse impact on our business, operating results, and financial condition. Our U.S. locations are insured against losses and interruptions caused by earthquakes, floods and other natural or manmade disasters, but our international locations are self-insured for these types of events.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Morrisville, North Carolina in facilities consisting of approximately 316,000 square feet under a lease expiring in 2018. These facilities are used primarily for our corporate offices and for the engineering, product development, sales, customer support and principal internal manufacturing operations. We also occupy a total of approximately 34,000 square feet in Mulhouse, France under a lease expiring in 2017 and approximately 16,000 square feet in Amsterdam, the Netherlands under a lease expiring in 2014.

In addition, we currently occupy a number of domestic and international sales and support offices pursuant to leases that expire between May 2010 and July 2018. Specifically, our international subsidiaries, sales and customer service locations are in Amsterdam, the Netherlands; Beijing, China; Berlin, Munich and Griesheim, Germany; Bogota, Colombia; Brussels, Belgium; Buenos Aires, Argentina; Dubai, UAE; Egham, the United Kingdom; Johannesburg, South Africa; Kuala Lumpur, Malaysia; Mexico City, Mexico; Mulhouse and Paris, France; New Delhi, India; Prague, Czech Republic; Rome, Italy; Sao Paulo and Rio de Janeiro, Brazil; Singapore; St. Petersburg, the Russian Federation; and Taipei, Taiwan. We also have regional sales offices and/or research and development facilities domestically in Englewood, Colorado; Overland Park, Kansas; Dallas, Texas; and La Jolla, California.

We believe that our existing facilities will be adequate to meet our needs at least through 2010, and that we will be able to obtain additional space when, where and as needed on acceptable terms. See Note 12 to the Consolidated Financial Statements included in Item 15(a) of Part IV of this Annual Report for more information regarding our lease obligations.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol TKLC. The following table sets forth the range of high and low sales prices for our common stock for the periods indicated. As of February 12, 2010, there were 154 shareholders of record of our common stock. This number does not include shareholders for whom shares are held in "nominee" or "street" name.

	High	Low
2008
First Quarter	$12.95	$10.12
Second Quarter	17.73	12.54
Third Quarter	17.59	13.16
Fourth Quarter	14.53	10.01

2009
First Quarter	$14.43	$11.25
Second Quarter	17.46	12.74
Third Quarter	19.68	15.02
Fourth Quarter	17.87	13.86

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the section of our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders to be held on May 14, 2010, entitled "Equity Compensation Plan Information," to be filed with the SEC.

Stock Performance Graphs and Cumulative Total Return

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Total Return Index for The NASDAQ Stock Market (U.S. Companies) and the NASDAQ Telecommunications Index for the five-year period commencing January 1, 2005. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Tekelec	$100.00	$68.00	$72.55	$61.15	$65.26	$74.76
NASDAQ Telecommunications Index	100.00	85.97	115.88	97.12	58.91	78.92
The NASDAQ Stock Market (U.S.) Index	100.00	102.20	112.68	124.57	74.71	108.56

*

Assumes (i) $100 invested on December 31, 2004 in Tekelec Common Stock, the Total Return Index for The NASDAQ Stock Market (U.S. Companies), and the NASDAQ Telecommunications Index, and (ii) immediate reinvestment of all dividends.

Item 6. Selected Financial Data.

The statement of operations data included in the selected consolidated financial data set forth below for the years ended December 31, 2009, 2008, and 2007, and the balance sheet data set forth below at December 31, 2009 and 2008 are derived from, and are qualified in their entirety by reference to, our audited Consolidated Financial Statements and notes thereto included in Item 15(a) of Part IV of this Annual Report. The statement of operations data included in the selected consolidated financial data set forth below for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 is derived from, and is qualified in its entirety by reference to, our audited Consolidated Financial Statements and notes thereto included in Item 15(a) of Part IV our 2007 Annual Report on Form 10-K filed with the Commission on February 27, 2008. The balance sheet data set forth below as of December 31, 2005 is presented herein as previously reported but adjusted for discontinued operations. The following selected financial data should be read in conjunction with our accompanying Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

The statement of operations data set forth below is adjusted to reflect the sales of SSG and IEX in April 2007 and July 2006, respectively, which are accounted for as discontinued operations. Accordingly, the historical statements of operations data for periods prior to these sales have been revised to reflect SSG and IEX as discontinued operations.

	Year Ended December 31,
	2009(1)	2008(1)	2007(1)	2006(1)	2005
	(Thousands, except per share data)
Statement of Operations Data:
Revenues	$469,261	$460,564	$431,800	$443,346	$346,612
Income from continuing operations	47,402	48,570	26,891	34,866	20,155
Income (loss) from discontinued operations,
net of income taxes	-	6,469	(25,778)	(126,268)	(53,896)
Gain (loss) on sale of discontinued operations,
net of income taxes	-	-	(36,449)	177,458	-
Net income (loss)	47,402	55,039	(35,336)	86,056	(33,741)

Earnings per share from continuing operations:
Basic	$0.71	$0.73	$0.39	$0.52	$0.31
Diluted	0.70	0.71	0.38	0.50	0.30

Earnings (loss) per share from discontinued operations:
Basic	$-	$0.10	$(0.37)	$(1.88)	$(0.82)
Diluted	-	0.09	(0.34)	(1.69)	(0.79)

Earnings per share from gain (loss) on sale of
discontinued operations:
Basic	$-	$-	$(0.52)	$2.64	$-
Diluted	-	-	(0.47)	2.37	-

Earnings (loss) per share:
Basic	$0.71	$0.83	$(0.51)	$1.28	$(0.51)
Diluted	0.70	0.80	(0.43)	1.18	(0.50)

Statement of Cash Flows Data:
Net cash provided by operating activities-
continuing operations:	$52,805	$105,955	$52,495	$45,404	$51,140

	Year Ended December 31,
	2009(2)	2008	2007	2006	2005
	(Thousands)
Balance Sheet Data (at December 31):
Cash, cash equivalents and short-term investments	$370,116	$209,441	$419,472	$424,374	$226,251
Working capital	441,277	210,371	302,268	482,384	341,461
Total assets	834,008	831,960	881,890	969,257	825,187
Total deferred revenues	154,655	209,429	175,191	195,830	188,169
Long-term liabilities	15,930	20,808	16,781	132,317	129,213
Shareholders' equity	574,547	504,846	461,187	494,241	353,160

(1)

Our results of continuing operations for 2009, 2008, 2007 and 2006 include approximately $13.5 million, $13.3 million, $15.7 million and $20.6 million, respectively, of pre-tax equity-based compensation expense (approximately $8.4 million, $8.2 million, $9.7 million and $12.8 million on an after-tax basis) related to continuing operations, and for 2007 and 2006, approximately $1.6 million and $9.4 million, respectively, of after-tax stock-based compensation expense related to discontinued operations.

(2)	Short-term investments for 2009 include $92.9 million of Trading securities and Put right, at fair value. These investments were classified as long-term at December 31, 2008.

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

Overview of our Business and Products

We are a leading global provider of communication network software and systems that enable our customers to effectively and efficiently deliver an array of communications services including voice, text messaging, and mobile data services. Our customers predominantly include mobile (or wireless) and fixed (or wireline) service providers (collectively, "service providers"), including many of the largest service providers in the world. Our software and systems enable our customers to optimize their network efficiency and are designed to assist our customers as they transition their traditional networks to Internet Protocol ("IP") -based mobile networks. Our systems generally provide high performance capabilities such as high transaction rates, reliability and routing intelligence. Our solutions are comprised of software elements from our portfolio of proprietary software that is increasingly integrated with commercially available hardware, operating systems and database technologies. By taking advantage of advances in technology, like multi-core processors, virtualization software and browser-based cloud computing, our software and systems deliver significant processing power, flexibility, and in-memory storage. We believe that our solutions are cost effective for our customers and enable them to provide value to their subscribers.

We derive our revenues primarily from the sale or license of these network systems and software applications and related professional services (for example, installation and training services) and customer support, including customer post-warranty services. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer's credit standing and our history with the customer. As we continue to expand internationally, we expect that our billing and payment terms may lengthen, as a higher percentage of our billing and/or payment terms may be tied to the achievement of milestones, such as shipment, installation and customer acceptance.

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

Operating Environment and Key Factors Impacting our 2009 Results

Beginning in 2008 and continuing throughout 2009, our business worldwide has been and continues to be impacted by the recent global financial crisis and the deterioration in the general macroeconomic environment. The recent global financial crisis includes, among other things: (i) significant reductions in available capital and liquidity from banks and other providers of credit; (ii) substantial reductions and/or fluctuations in equity and currency values worldwide; and (iii) concerns that significant portions of the worldwide economy remain in a prolonged recessionary period. Further, the overall weak economic conditions resulted in our customers reducing their capital expenditure budgets and seeking ways to reduce their operating expenses. As a result, in 2009 we have seen additional pressure from our customers to lower prices for our products and warranty services as they try to improve their operating performance and procure additional capital equipment within their reduced budget levels. Our competitors have also been negatively affected by the economic environment and some have lowered prices and offered extended credit terms to gain market share.

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

During 2009, and particularly the first half of 2009, we also experienced an increase in the number of customers, principally in emerging markets (defined as low and middle income countries as classified by The World Bank), requesting longer payment terms, lease or vendor financing arrangements, and/or longer terms for the letters of credit securing purchases of our products and services. While the number of requests for such arrangements has leveled off in the second half of 2009, should this earlier trend continue, it could potentially negatively impact our orders, revenue conversion cycle, and cash flows.

Further, our exposure to credit risk may increase as a result of the global economic crisis, which may adversely affect service providers as the end-user demand for their services decreases and/or they experience difficulties in obtaining financing. We believe that the geographical diversity of our customers and the diversification within their customer bases, coupled with our strong financial position, afford some protection in the current environment; however we continue to closely monitor our credit exposures and may seek additional ways to mitigate this exposure. Credit losses for customers we deem to pose substantial collection risks have been provided for in the accompanying Consolidated Financial Statements. Historically, credit losses have been within management's expectations. Future losses, if incurred, however, could harm our business and have a material adverse effect on our consolidated financial position, results of operations and cash flows.

As a result of the economic downturn and the other reasons discussed above, our orders declined by approximately 5% to $429.8 million during 2009 from $453.3 million during 2008, with all of the decline occurring in the first half of 2009. Specifically, during the first half of 2009, our customers delayed or reduced the size of their orders in part in response to the economic downturn, resulting in a 16% decrease in orders in the first half of 2009 as compared to the same period in 2008. During the second half of 2009, we began to see a modest recovery in customer activity, resulting in a 4% increase in our orders compared to the second half of 2008.

While we experienced modest improvement in order growth during the second half of 2009, we continue to experience a significant shift in the linearity of our orders, such that a substantial majority of orders were obtained in the last weeks of each of the quarters during 2009. We anticipate that this trend may continue and, accordingly, we may experience increased volatility in our quarterly orders and earnings going forward.

Despite the decrease in orders on a year-over-year basis, our revenues increased by 2% to $469.3 million during 2009 from $460.6 million during 2008 primarily due to a substantial portion of our revenues being derived from existing backlog. Specifically, during 2009, we made significant progress related to our performance management and monitoring product line, resulting in a significant number of customer acceptances related to orders that existed in backlog. Further, due to the fact that our orders typically convert to revenue within approximately six to fifteen months, trends in our orders are not reflected in revenues in the same period. Our operating income in 2009 was also higher than in 2008 due to the increase in revenue and improvements in gross margin and declines in operating expenses, as we continued to closely monitor our costs and expenses.

Summary of our Operating Results for 2009 and Certain Key Financial Metrics from Continuing Operations

The following is a brief summary of our performance relative to certain key financial metrics for our continuing operations as of and for the year ended December 31, 2009 compared to the year ended December 31, 2008 (in thousands, except diluted earnings per share):

	Years Ended December 31,		Year-Over-Year Change
	2009	2008
Statement of operations statistics:
Orders	$429,840	$453,315	$(23,475)	(5)%
Revenues	$469,261	$460,564	$8,697	2%
Operating income	$81,448	$65,005	$16,443	25%
Diluted earnings per share	$0.70	$0.71	$(0.01)	(1)%
Cash flows from operations for continuing operations	$52,805	$105,955	$(53,150)	(50)%

Balance sheet statistics:
Cash and cash equivalents	$277,259	$209,441	$67,818	32%
Accounts receivable, net	$157,369	$171,630	$(14,261)	(8)%
Backlog	$373,639	$412,062	$(38,423)	(9)%
Deferred revenue	$154,655	$209,429	$(54,774)	(26)%
Working capital	$441,277	$210,371	$230,906	110%
Shareholders' equity	$574,547	$504,846	$69,701	14%

Orders decreased by $23.5 million, or 5%, in 2009 as compared to 2008 primarily due to the difficult economic environment during 2009 and uncertainties in the financial markets as discussed in the "Operating Environment and Key Factors Impacting our 2009 Results" section above. As discussed previously, the entire decline in our orders occurred in the first half of 2009, as orders decreased by 16% in the first half of 2009 as compared to the same period in 2008. During the second half of 2009, we began to see a modest recovery in customer activity, resulting in an increase in our orders of 4% during the second half of 2009 compared to the second half of 2008. We believe the improvement in the second half of 2009 was driven primarily by the stabilization of overall economic conditions globally, increased signaling demand, particularly within North America, and customers beginning to release and more fully utilize their 2009 capital budgets.

Revenues increased by 2% in 2009 as compared to 2008, primarily due to strong revenue growth in performance management and monitoring products. This growth reflects the acceleration of customer acceptances on previously placed orders following release of the latest version of this product in the second half of 2009. Specifically, we continue to make significant improvements in this product line, resulting in improved performance and increasing market acceptance of our Linux-based products including our blade server solution. Also contributing to the year-over-year increase in revenues, were increases in our warranty revenues, which increased by 16% in 2009 as compared to 2008, primarily as a result of an increase in our global installed customer base. Partially offsetting these increases were decreases in signaling revenues as a result of the decline in orders, particularly in Western Europe and Central and South America, and a decline in number portability revenues, primarily due to the timing of completion of several large initial deployments in 2008 in Central and South America, as discussed further below.

Operating Income increased by $16.4 million from $65.0 million in 2008 to $81.4 million in 2009, primarily due to the increase in revenues discussed above and a reduction in operating expenses of $9.6 million. The 2009 decrease in operating expenses is due principally to cost reduction measures put in place in response to the economic downturn and lower commissions and incentive compensation, as well as 2008 results that included one-time expenses of $5.7 million associated with our acquisitions of Estacado Systems and mBalance.

Diluted Earnings per Share from continuing operations for the twelve months ending December 31, 2009 remained comparable to the twelve months ended December 31, 2008 despite a $16.4 million improvement in operating income during 2009 compared to 2008 due principally to decreases in non-operating income. Specifically, our 2009 diluted earnings per share were negatively affected by lower net income as a result of the recognition of a $13.6 million loss related to the impairment and ultimate sale of our investment in Genband. Also affecting our non-operating income was a decrease in interest income of $7.9 million due to (i) the reduction of our investments following the repayment of our convertible debt of $125.0 million in June 2008, (ii) our purchase of mBalance for approximately $39.5 million in December 2008, and (iii) a shift from higher yielding investments into lower yielding cash and cash equivalents as we sought to reduce our exposure to the credit and liquidity crisis in the U.S. markets.

Cash Flows from Operations for continuing operations decreased from $106.0 million for the twelve months ended December 31, 2008 to $52.8 million for the twelve months ended December 31, 2009, primarily as a result of (i) lower collections resulting from a year-over-year decline in orders and associated billing activity and a greater percentage of our business coming from emerging markets, which typically have slower billing terms and longer payment terms, and (ii) non-recurring tax refunds of $23.4 million received in 2008.

Cash and Cash Equivalents increased during the twelve months ended December 31, 2009 by $67.8 million, or 32%, primarily due to: (i) cash inflow from operating activities of $52.8 million, (ii) proceeds from redemptions of ARS securities of $14.9 million and proceeds from the sale of our investment in Broadsoft and Genband of $7.3 million and $1.4 million, respectively, and (iii) proceeds from the issuance of common stock under our equity compensation plans of $9.9 million. Partially offsetting these inflows were purchases of property and equipment of $18.7 million.

Accounts Receivable decreased by $14.3 million to $157.4 million primarily due to the decline in orders and resulting decline in billing activity, coupled with an increase in the number of customer arrangements under milestone billing terms. We believe that continued expansion of our international business, particularly in emerging markets, together with the current economic environment, may require continued investments in working capital as many of the customers in these emerging markets require commercial terms which result in slower billings and a longer cash collections cycle.

Backlog decreased by $38.4 million, or 9%, from December 31, 2008 to December 31, 2009, principally due to the lower orders in 2009 as discussed above.

Deferred Revenue decreased by $54.8 million, or 26%, from $209.4 million as of December 31, 2008 to $154.7 million as of December 31, 2009, due primarily to (i) the decline in our orders and resulting billings that occurred for the reasons discussed above and (ii) the significant progress we have made with our performance management and monitoring product line during 2009, resulting in several large orders being converted from backlog and deferred revenue during 2009.

Working Capital increased by $230.9 million, or 110%, from $210.4 million as of December 31, 2008 to $441.3 million as of December 31, 2009, primarily due to (i) the reclassification from long-term to short-term assets of our auction rate securities and the related Put right totaling $92.9 million, (ii) cash flows from operations of $52.8 million, (iii) proceeds from sales and maturities of investments, including our interests in Genband and Broadsoft, of $23.6 million, and (iv) proceeds from issuances of our common stock under our equity programs aggregating $9.9 million.

Shareholders' Equity increased by $69.7 million, or 14%, in 2009 from $504.8 million as of December 31, 2008 to $ 574.5 million at December 31, 2009, primarily due to (i) net income of $47.4 million; (ii) proceeds from the issuance of common stock under our equity compensation plans of $9.9 million; and (iii) an increase in common stock resulting from stock-based compensation of $13.5 million, which is included as a reduction to our current period net income.

Results of Operations

Because the software component of our products is more than incidental to their overall functionality and we have not established VSOE for our products, we recognize revenue under the residual method prescribed by the authoritative accounting guidance for software recognition. As a result, under arrangements with multiple product deliverables, we defer revenue recognition related to partial shipments until all products under the arrangement are shipped and title and risk of loss have passed to the customer.

As a result of following the residual method, the majority of our revenue in any given quarter is derived from our existing backlog of orders. While the timing of revenue recognition from receipt of an order varies from days to multiple years, we believe that our orders turn to revenue within six to fifteen months, depending on the product line, geographic region and the size of the order, along with whether the order is from a new or existing customer. Accordingly, our near-term revenue growth depends significantly on our existing backlog. Our long-term growth is more dependent on growth in orders, or more specifically, our ability to achieve a book-to-bill ratio greater than one to one.

As discussed further in Note 1 to the accompanying Consolidated Financial Statements and in "Critical Accounting Policies and Estimates - Recent Accounting Pronouncements" below, new accounting guidance was issued in September 2009 which, when implemented, may materially affect the timing of our revenue recognition and our earnings. We are currently evaluating the possibility of early adoption of this new guidance as permitted and are quantifying the related impact on our operating results.

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

Revenues

Revenues were $469.3 million in 2009, compared with $460.6 million in 2008 and $431.8 million in 2007, representing a growth of 9% from 2007 to 2009. Overall, we benefited from our continued expansion internationally and strong demand for our signaling and number portability products and the corresponding increase in demand for our warranty and professional and other services.

During 2009 our revenues increased by 2% as compared to 2008 primarily due to strong revenue growth in our performance management and monitoring products. This growth reflects the receipt of customer acceptances on previously placed orders following the release of the latest version of this product and the resulting improved performance, as well as the progress we made in gaining acceptance of our Linux-based products including our blade server solution. Our warranty revenues also grew in 2009, increasing by 16% as compared to 2008, primarily as a result of an increase in our installed customer base globally. Partially offsetting the above increases were decreases in signaling revenues as a result of a reduction in orders, particularly in Western Europe and Central and South America, and decreases in number portability revenues, primarily due to the timing of completion of several large initial deployments in 2008.

During 2008 our revenues increased by 7% as compared to 2007 primarily due to an increase in revenues from our Eagle and other signaling products and an increase in our number portability products revenues following the successful delivery of our number portability solutions in Central and South America. Partially offsetting these increases was a reduction in our performance management and monitoring products revenues of $14.5 million, primarily as a result of customers awaiting the delivery of features and functionality delivered in 2009.

We believe that our future revenue growth depends in large part upon a number of factors affecting the demand for our products. These factors include, but are not limited to:

  the impact that the recent global economic crisis may have on our customers and their capital spending plans;
  the rate of adoption for our newer products and the rate at which our customers upgrade their existing networks;
  increased competition from lower cost providers of similar technologies; and
  the consolidation activity within our customer base.

For additional discussion of these risks, please see Item 1A "Risk Factors" of this Annual Report.

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

Revenues by Product Line

In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our product lines. Revenues from each of our product lines for 2009, 2008 and 2007 are as follows (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
Product revenues:
Eagle and other signaling products	$244,144	$256,733	$241,324	$(12,589)	(5)%	$15,409	6%
Number portability products	33,674	41,827	26,070	(8,153)	(19)%	15,757	60%
Performance management and
monitoring products	43,065	21,855	36,306	21,210	97%	(14,451)	(40)%
Total product revenues	320,883	320,415	303,700	468	0%	16,715	6%
Warranty revenues	85,293	73,822	71,554	11,471	16%	2,268	3%
Professional and other services
revenues	63,085	66,327	56,546	(3,242)	(5)%	9,781	17%
Total revenues	$469,261	$460,564	$431,800	$8,697	2%	$28,764	7%

Product Revenues

Our 2009 product revenues remained relatively flat as compared to 2008, as growth in our performance management and monitoring product revenues were offset by declines in our signaling and number portability revenues. We are beginning to see significant improvement in our performance management and monitoring product line revenues, with year-over-year growth of 97%, driven primarily by the new software releases issued throughout the year and the continued progress in delivering the features and functionality required by our customers. Offsetting this growth were decreases in our Eagle and other signaling products and number portability revenues. Signaling product revenues decreased as a result of declines in signaling orders, particularly in Western Europe and Central and South America. The decrease in number portability revenues during 2009 is attributable to the completion of several large 2008 deployments in Brazil and Mexico following governmental mandates for number portability in those countries.

India is in the process of mandating number portability and we were successful in winning eight out of the ten service providers we were invited to bid on. The Indian government has delayed the mandatory implementation date to early to mid 2010 and, accordingly, our 2009 number portability revenues do not include any significant revenues from these deals. We currently expect that these orders will convert to revenue during 2010 and 2011. Because number portability opportunities are increasingly becoming integrated with our larger Eagle signaling opportunities, we anticipate that we will combine the reporting of our Eagle and NP product line revenues in 2010.

Our product revenues grew by 6% during 2008 compared to 2007, primarily due to an increase in number portability revenues for the reasons discussed above and the growth internationally of new customers related to our Eagle and other signaling product line and the associated growth in revenues. Our international sales and marketing efforts, coupled with several of our historical competitors deciding to reduce or eliminate their signaling product offerings, have resulted in and continue to present new opportunities to expand our global product footprint. Partially offsetting these increases were declines in our performance management and monitoring revenues, as customers withheld acceptance until the release of improved features and functionality delivered in 2009.

Worldwide, our product revenues are impacted by a variety of factors, including: (i) industry consolidation resulting in delay and/or decline in our customer orders; (ii) the pricing of our SIGTRAN-based products, which are typically at a significantly lower price per equivalent link or unit of throughput than our traditional SS7-based products, potentially resulting in reductions in our order value and revenues; (iii) the ability to sell our newest products, such as EAGLE XG and mobile messaging, into our existing customer base and (iv) the amount of signaling traffic generated on our customers' networks, impacting our volume of orders. We derive the majority of our North American product revenues from wireless operators, and wireless networks generate significantly more signaling traffic than wireline networks. As a result, these networks require significantly more signaling infrastructure. Signaling traffic on our wireless customers' networks may be impacted by several factors, including growth in the number of subscribers, the number of calls made per subscriber, roaming and the use of additional features, such as text messaging.

Internationally, in addition to depending on the factors affecting our domestic sales growth described above, our product revenues growth depends on our ability to successfully penetrate new international markets, which often involves displacing an incumbent signaling vendor, and our ongoing ability to meet the signaling requirements of the newly acquired customers. As indicated previously, we have experienced significant growth in our international revenues and, as much of this growth has been derived from sales of EAGLE 5 initial systems, we believe that we are building a base for future revenues from our higher margin extension business and other products in our portfolio.

Warranty Revenues

Warranty revenues include revenues from (i) our standard warranty coverage, which is typically provided at no charge for the first year but is allocated a portion of the arrangement fee in accordance with the authoritative guidance for software revenue recognition and (ii) our extended warranty offerings. After the first year warranty, our customers typically purchase warranty services for periods of up to a year in advance, which we reflect in deferred revenues. We recognize the revenue associated with our warranty services ratably over the term of the warranty arrangement based on the number of days the contract is outstanding during the period. For 2009 and 2008, warranty revenues increased on a year-over-year basis by 16% and 3%, respectively. These increases were primarily attributable to an increase in our installed base of customers globally and timing of our revenue recognition.

As discussed previously, we have experienced certain pricing pressure in 2009 related to our warranty revenues as customers try to reduce their operating expenses in the current economic environment. Should we continue to experience pricing pressure with respect to our warranty services, the growth rate of warranty revenues may decline. Please refer to the risk factor entitled "The effects of the recent global financial crisis may have significant effects on our customers and suppliers that would result in material adverse effects on our business, operating results, financial condition and stock price" included in Item 1A of this Form 10-K for a description of additional risk associated with this pricing pressure.

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

Professional and Other Services Revenues

Professional and other services revenues primarily consist of installation services, database migration and training services. Substantially all of our professional service arrangements are billed on a fixed-fee basis. We typically recognize the revenue related to our fixed-fee service arrangements upon completion of the services, as these services are relatively short-term in nature (typically several weeks, or in limited cases, several months). Our professional and other services are typically initiated and provided to the customer within a three to nine month period after the shipment of the product, with the timing depending on, among other factors, the customer's schedule and site availability.

In 2009, our professional and other services revenues decreased by 5% as compared to 2008, as we completed several large international projects during 2008 associated with our Eagle and other signaling products. Partially offsetting this decrease was an increase in revenues associated with our performance management and monitoring products line revenues, as this product line typically involves a higher level of services compared to our other product offerings. Professional and other services revenues increased by 17% in 2008 as compared to 2007 primarily due to our international growth, which resulted in a higher number of new customer orders and an increased number of signaling and number portability installations internationally, as discussed previously.

Regardless of the mix of products purchased (for example, initial or extension EAGLE 5 systems), new customers require a greater amount of installation, training and other professional services at the initial stages of deployment of our products. As our customers gain more knowledge of our products, the follow-on orders generally do not require the same levels of services and training, as our customers tend to either: (i) perform the services themselves; (ii) require limited services, such as installation only; or (iii) require no services, and, in particular, no database migration or training services.

Cost of Sales

In order to provide a better understanding of our cost structure, we analyze and present our costs and expenses in the categories discussed below:

Cost of Goods Sold

Cost of goods sold includes (i) materials, labor, and overhead costs incurred internally or paid to contract manufacturers to produce our products, (ii) personnel and other costs incurred to install our products, and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for 2009, 2008 and 2007 were as follows (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
Cost of goods sold	$152,417	$154,260	$176,323	$(1,843)	(1)%	$(22,063)	(13)%
Revenues	469,261	460,564	431,800	8,697	2%	28,764	7%
Cost of goods sold as a percentage
of revenues	32%	33%	41%

In 2009 our cost of goods sold decreased as compared to 2008 in both absolute dollars and as a percentage of revenues, primarily as a result of (i) our migration towards a software based business model which has lower associated hardware costs, (ii) cost reduction and engineering initiatives that have resulted in lower component costs and (iii) a higher portion of overall revenues being derived from our higher margin warranty services versus lower margin professional and installation services. Partially offsetting these favorable items is a net increase in warranty costs of $1.7 million.

Cost of goods sold in both absolute dollars and as a percentage of revenues decreased in 2008 as compared to 2007 primarily due to: (i) a shift in our 2008 product mix to our higher margin number portability and Eagle and other signaling products; (ii) the recognition of revenue associated with certain lower margin orders of Eagle and other signaling product initial systems in 2007 without similar lower margin deals in 2008; (iii) a more cost-effective customer service delivery system (e.g., utilizing local customer service resources rather than domestic resources); and (iv) better operating performance associated with certain loss contracts and warranty related items, along with favorable purchase price reductions related to inventory purchases.

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

Amortization of Purchased Technology

Amortization of purchased technology for 2009, 2008 and 2007 was as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Amortization of purchased technology related to:
iptelorg	$473	$420	$424
mBalance	3,801	158	-
Steleus	1,930	1,929	1,930
Total	$6,204	$2,507	$2,354

Our amortization of purchased technology increased by $3.7 million in 2009 and by $0.2 million in 2008 due to the increase in our intangible assets as a result of acquiring mBalance in the fourth quarter of 2008.

In accordance with the authoritative guidance for property, plant and equipment, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2009, there have been no identified events or changes in circumstances that would have a significant adverse effect on the value of our long-lived assets. Accordingly, there have been no impairments of long-lived assets in 2009, 2008 or 2007.

Research and Development

Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, outsourced development and consulting costs, and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for 2009, 2008 and 2007 (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
Research and development	$100,337	$100,613	$92,223	$(276)	(0)%	$8,390	9%
Percentage of revenues	21%	22%	21%

The following is a summary of the year-over-year fluctuations in our research and development expenses during 2009 and 2008 (in thousands):

	Year-Over-Year Change
	2008 to 2009	2007 to 2008
Cost component:
Salaries and benefits and incentive compensation	$1,336	$6,625
Stock-based compensation	(425)	(701)
Consulting and professional services	(1,556)	(57)
Facilities and depreciation	363	849
Other	6	1,674
Total	$(276)	$8,390

We have made, and intend to continue to make, substantial investments in product and technology development, and we believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness. In particular, we continue to invest our research and our outsourced development spending in developing SIP-based signaling products, such as our new EAGLE XG platform and related applications, to help customers migrate to IP networks, and increased investments in our mobile messaging products, including ongoing costs resulting from our acquisition of mBalance. In addition, our continued success in winning new customers and new number portability orders outside North America has required investment in International Telephone Union ("ITU") and other local feature development.

Our increased investment in research and development activities from 2007 to 2009 was principally within our employee related expenses (salaries, benefits and incentive compensation), facilities and depreciation expense, and other expenses. In particular, the salary, benefits and incentive compensation increase reflects: (i) increases in incentive compensation due to improved operating performance; (ii) increased investment in key internal resources to address the above mentioned development efforts; and (iii) a $2.4 million increase as a result of the addition of mBalance employees to our research and development team at the end of 2008. These increases were partially offset by a decrease in consulting and professional services and stock-based compensation expenses. The decrease in consulting services expense was driven by reducing our utilization of external development resources due primarily to (i) the completion of certain outsourced development projects, principally related to our new EAGLE XG product line, and (ii) reduced spending as a result of completing many ITU and local feature development projects necessary to win new EAGLE 5 customers in international markets. Stock-based compensation expense decreased as a result of fewer equity grants in 2009 and 2008.

The increase in facilities and depreciation and other costs in 2008 is due primarily to the expansion of space within our corporate headquarters dedicated to research and development activities as compared to prior years and an increase in subscription and maintenance expenses associated with tools and software utilized by our research and development organizations.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including: (i) salaries, commissions and related costs; (ii) costs of outside contract personnel; (iii) facilities costs; (iv) advertising and other marketing costs, such as tradeshows; and (v) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for 2009, 2008 and 2007 (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
Sales and marketing	$68,644	$74,678	$72,559	$(6,034)	(8)%	$2,119	3%
Percentage of revenues	15%	16%	17%

The following is a summary of the year-over-year changes in our sales and marketing expenses during 2009 and 2008 (in thousands):

	Year-Over-Year Change
	2008 to 2009	2007 to 2008
Cost component:
Salaries and benefits and incentive compensation	$469	$723
Stock-based compensation	277	(520)
Sales commissions	(4,742)	2,957
Marketing and advertising	(316)	(875)
Travel	(1,670)	633
Other	(52)	(799)
Total	$(6,034)	$2,119

The decrease in sales and marketing expenses in 2009 as compared to 2008 was primarily attributable to the reductions in commissions, travel and marketing-related expenses. Specifically, commissions declined during 2009 primarily due to lower average commission expense for our direct sales force as a result of the decline in orders, along with reductions in third party commissions, which are typically at much higher rates than for our direct sales force. Travel expenses and marketing costs decreased as a result of our continued focus on controlling our costs, particularly in the current economic environment, through several cost control initiatives.

The increase in sales and marketing expenses in 2008 as compared to 2007 was primarily attributable to increases in employee related costs (i.e. salaries, benefits, incentive compensation and sales commission) as a result of revenue growth in 2008, coupled with an increase in third party commissions expense related to contracts involving third party agents which typically carry higher commissions. Partially offsetting these increases was the reduction of stock-based compensation expense as a result of fewer equity grants, as well as a reduction in marketing and advertising expenses.

The size of our sales and marketing workforce and related expenses varies to a greater degree in response to the growth in our orders and backlog than to the growth in revenues.

General and Administrative Expenses

General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., finance, legal, business development, information technology and human resources personnel) and consist of: (i) salaries and related compensation costs; (ii) consulting and other professional services (e.g., litigation and other outside legal counsel fees and audit fees); (iii) facilities and insurance costs; and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for 2009, 2008 and 2007 (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009		2007 to 2008
General and administrative	$56,006	$56,239	$55,121	$(233)	(0)%	$1,118	2%
Percentage of revenues	12%	12%	13%

The following is a summary of the year-over-year changes in our general and administrative expenses during 2009 and 2008 (in thousands):

	Year-Over-Year Change
	2008 to 2009	2007 to 2008
Cost component:
Salaries and benefits and incentive compensation	$1,062	$959
Stock-based compensation	399	(338)
Consulting and professional services	(1,562)	507
Facilities and depreciation	(273)	(118)
Bad debt expense	363	565
Other	(222)	(457)
Total	$(233)	$1,118

General and administrative expenses remained relatively consistent in 2009 as compared to 2008, decreasing slightly primarily due to decreases in consulting and professional services expenses as a result of certain one-time expenses incurred in 2008. Specifically, in 2008 we incurred certain litigation-related fees and expenses of $0.9 million associated with an arbitration involving our former President and CEO, Fred Lax. Also contributing to this decrease were decreases in accounting fees as a result of reducing our reliance on external accounting service firms internationally by bringing these accounting functions in-house and a decrease in incentive compensation. Partially offsetting the above decreases was an increase in salaries and benefits driven primarily by the addition of employees in support of our growth internationally, particularly additional staffing required to support our elimination of third party accounting firms.

The increase in general and administrative expenses in 2008 as compared to 2007 was primarily driven by increases in (i) employee related costs (salaries, benefits, and incentive compensation) as a result of our continued expansion internationally and (ii) consulting and professional services expenses. Our consulting and professional services expenses increased in 2008 primarily as a result of (i) litigation related fees and expenses of $0.9 million associated with an arbitration involving our former President and CEO, Fred Lax discussed above, and (ii) certain one-time expense reductions in the first quarter of 2007 due to reimbursement of $0.9 million of legal fees associated with a settlement of a 2006 lease dispute. Partially offsetting the above increases was a reduction in consulting and professional services costs of $1.1 million primarily associated with a decrease in information technology consulting.

Acquired In-Process Research and Development

During 2008 and 2007 we made selective strategic acquisitions of entities and technologies in order to enhance and expand our product offerings. At the time of each acquisition, certain technology, products and functionality were under development that had not yet reached technological feasibility and had no alternative future use. Accordingly, such technology, products and functionality were considered by us to be in-process research and development ("IPR&D") and the fair value of these items was expensed at the acquisition date.

In 2008, through the acquisition of mBalance we acquired rights to two related IPR&D projects which we believed would accelerate the development and enhance the features of our mobile messaging product family solutions. At the time of acquisition, these technologies were under development and had no alternative future use.

We estimated the fair value of these projects to be $3.0 million using the income approach and risk-adjusted discount rate of 27%. We have reflected the fair values of these technologies as a charge in the accompanying Consolidated Statement of Operations included in our Consolidated Financial Statements as acquired in-process research and development expense in the fourth quarter of 2008. This project was completed in 2009, and we incurred approximately $0.7 million of additional development costs to complete this project.

Also in 2008, through the acquisition of Estacado we acquired rights to two IPR&D projects which we believed would accelerate the development of SIP-enabled next generation and IMS solutions for our customers. At the time of acquisition, these technologies were under development and had no alternative future use. Accordingly, we reflected a charge of $2.7 million as acquired in-process research and development expense in the first quarter of 2008. We completed this project in 2009, incurring approximately $0.9 million and $0.4 million of additional development expense in 2008 and 2009, respectively.

For a more detailed discussion of these acquisitions and related valuation assumptions, please refer to Note 2 to our accompanying Consolidated Financial Statements.

Restructuring Charges - Continuing Operations

2009 Restructuring Activities

During 2009 we evaluated our cost structure and determined that a reduction of twenty-nine positions was necessary to align our staffing with our anticipated resource requirements. These activities resulted in a fourth quarter charge of $3.0 million, consisting of employee severance and related costs. We expect to realize annual savings of between $3.0 million and $3.5 million as a result of this restructuring.

2008 Restructuring Activities

During 2008 we completed two restructuring initiatives, resulting in a total charge of $1.1 million. Specifically, during the fourth quarter we incurred a pre-tax charge of $0.9 million in severance costs related to the termination of nine employees under our severance policies. We expect to realize annual savings of between $1.0 million and $2.0 million as a result of this restructuring. During 2008 we also initiated a centralization of certain functions within our international operations and revised certain estimates associated with our 2007 restructuring activities. The accompanying Consolidated Statement of Operations reflects net expense of approximately $0.2 million associated with these centralization activities and changes in estimate.

2007 Restructuring and Realignment Activities

In 2007, we undertook several actions in conjunction with our sale of our former Switching Solutions Group, or SSG, business unit and the subsequent realignment of our organizational structure from our previous business unit structure to a functional structure. We recorded pre-tax charges in continuing operations during 2007 of approximately $6.6 million as a result of these actions, consisting of approximately $6.2 million in employee severance and benefits costs associated with the termination of approximately 58 domestic and international employees (including five senior employees) and other costs of $0.4 million associated with the relocation of certain functions previously located in our former SSG facilities.

The following table summarizes the restructuring and related expenses incurred in connection with the restructurings discussed above and the remaining obligations as of and for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Severance
	Costs and
	Related
	Benefits	Other	Total
Restructuring obligations, January 1, 2007	$2,596	$-	$2,596
2007 Restructuring	6,216	409	6,625
Cash payments	(5,190)	-	(5,190)
Restructuring obligations, December 31, 2007	3,622	409	4,031
2008 Restructurings, net of change in estimate	891	463	1,354
Cash payments	(3,044)	(872)	(3,916)
Restructuring obligations, December 31, 2008	1,469	-	1,469
2009 Restructuring	2,984	-	2,984
Cash payments	(1,346)	-	(1,346)
Restructuring obligations, December 31, 2009	$3,107	$-	$3,107

The total restructuring and related expenses incurred during 2008 of $1.4 million exclude a change in estimate associated with stock compensation that is not included in the restructuring liability of approximately $0.3 million. Accordingly, restructuring and related expenses for 2008 reflected in the accompanying Consolidated Statement of Operations for 2008 are only $1.1 million. We expect to pay or settle our remaining restructuring liabilities in 2010. For a more detailed discussion of these restructuring activities, please refer to Note 3 to our accompanying Consolidated Financial Statements.

Amortization of Intangible Assets

As a result of our acquisitions, we have recorded various intangible assets including acquired technology trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	For the Years Ended December 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009	2007 to 2008
Steleus	$281	$356	$167	$(75)	$189
mBalance	940	39	-	901	39
iptelorg	-	43	82	(43)	(39)
Total	$1,221	$438	$249	$783	$189

The increase in amortization of intangible assets in 2008 and 2009 is due to the revision of the estimated useful lives of certain intangible assets relating to Steleus, as well as additional amortization expense associated with the acquired mBalance intangibles.

Other Income and (Expense), Net

For 2009, 2008, and 2007, other income and (expenses) were as follows (in thousands):

	For the Years Ended December 31,			Year-Over-Year Change
	2009	2008	2007	2008 to 2009	2007 to 2008
Interest income	$1,159	$9,047	$17,446	$(7,888)	$(8,399)
Interest expense	(243)	(1,986)	(3,591)	1,743	1,605
Impairment of investment
in privately held company	(13,587)	-	-	(13,587)	-
Gain (loss) on sale of investments	-	(2)	224	2	(226)
Unrealizd gain (loss) on investments
carried at fair value, net	1,846	(1,964)	-	3,810	(1,964)
Foreign currency gain (loss), net and other	(3,930)	(3,490)	(4,034)	(440)	544
Total	$(14,755)	$1,605	$10,045	$(16,360)	$(8,440)

Interest Income and Expense. Interest income decreased by $7.9 million during 2009 compared to 2008 due to (i) the repayment of our convertible debt and resulting reduction of our investments by $125.0 million, (ii) our December 2008 cash purchase of mBalance for approximately $39.5 million and resulting reduction of income from our investments, and (iii) a shift from higher yielding investments into lower yielding cash and cash equivalents as we sought to reduce our exposure to the credit and liquidity crisis in the U.S. markets. Interest expense during 2008 consisted primarily of interest on our convertible debt, which was repaid in June 2008 in accordance with its terms. As a result of this repayment, interest expense declined in 2009 as compared to 2008.

Interest income decreased by $8.4 million during 2008 due to (i) a shift in investing strategy from higher yielding investments into lower risk and thus lower yielding cash and cash equivalents in the beginning of 2008 as we sought to reduce our exposure to the credit and liquidity crisis in the U.S. markets in 2008, (ii) a decline in yields across most of our investment portfolio, and (iii) lower investment balances in 2008 as compared to 2007. Interest expense consists primarily of interest on our convertible debt, which was repaid in June 2008 in accordance with its terms. As a result of this repayment, interest expense declined in 2008 as compared to 2007.

The decrease in our interest income during 2008 and 2009 was particularly pronounced in our tax exempt investment portfolio. In addition to the significant impact that these reductions had on reducing other income and expense, the reduction in tax exempt interest income also increased our effective tax rate during each of these years, as discussed further below.

Impairment of Investment in Privately Held Company. During 2009, we recorded an impairment charge of $13.6 million related to our investment in Genband. In the fourth quarter of 2009, we sold our investment in Genband for its adjusted carrying value of $1.4 million. Please refer to Note 4 to the accompanying Consolidated Financial Statements for a further discussion of this impairment.

Unrealized Gain (Loss) on Investments Carried at Fair Value, net. In October 2008, we accepted an offer from UBS for auction rate securities rights related to our ARS portfolio. Under the terms of this offer, UBS has the right, at its discretion, to purchase these securities from us at par value which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time until July 2, 2012. Additionally under this agreement, we have a right, at our discretion, to require UBS to purchase the securities at par value plus accrued interest at any time between June 30, 2010 and July 2, 2012. In the fourth quarter of 2008, we reclassified our ARS from available-for-sale to trading and recognized a charge of $20.7 million calculated as the difference between the portfolio's cost and its fair value, as required by the authoritative guidance for investments. Also in the fourth quarter of 2008, we elected the fair value option as permitted by the authoritative guidance and accordingly recognized the Put right as an asset measured at fair value in the accompanying Consolidated Balance Sheet, resulting in an $18.7 million gain. Changes in the fair value of the Put right and our ARS portfolio are recorded in the corresponding period earnings (i.e. "marked to market"). In 2009, these securities increased in value by a net amount of $1.8 million. We intend to exercise the Put right and require UBS to repurchase our ARS at par at the earliest possible time, June 30, 2010.

Foreign Currency Gain (Loss), net and Other. Foreign currency gain (loss), net and other for 2009, 2008 and 2007 consists primarily of (i) the net cost of our hedging program related to foreign currency risk, including the gains and losses on forward contracts on foreign currency exchange rates used to hedge our exposure to foreign currency risks, (ii) foreign currency gains and losses associated with the underlying hedged item (principally accounts receivable), and (iii) remeasurement adjustments from consolidating our international subsidiaries. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. Dollar and will be exposed to greater risk related to exchange rate foreign currency fluctuations and translation adjustments. We continue to explore ways to minimize our exposure in this area.

Provision for Income Taxes

During 2009, 2008 and 2007, we recognized income tax expense related to continuing operations of $19.3 million, $18.0 million and $9.1 million, respectively. Provisions for income taxes as a percentage of income from continuing operations (the "effective tax rate") were 29%, 27% and 25% for 2009, 2008 and 2007, respectively. The effective tax rate in 2009 differs from the statutory rate of 35% primarily due to the generation of U.S. research and development tax credits as well as a tax deductible impairment charge relating to pre-acquisition intangible assets recorded in the statutory accounts of our French subsidiary. The effective tax rates for 2008 and 2007 were impacted by a significant portion of pretax income being derived from tax-exempt interest generated from our investment portfolio. Please refer to Note 7 to our accompanying Consolidated Financial Statements for a more detailed reconciliation of the federal statutory rate to our effective tax rates for 2009, 2008 and 2007.

During the second quarter of 2008, the Internal Revenue Service ("IRS") completed its examination of our 2002 through 2006 income tax returns. We have recorded the associated impact in the accompanying Consolidated Financial Statements. As a result of certain timing adjustments, our taxable income in 2006 increased, allowing us to carryback a capital loss generated in 2007 from the disposal of our SSG business and realize certain research and development tax credits. We had previously determined that a full valuation allowance was required for the $4.7 million deferred tax asset resulting from this capital loss and tax credits; however, as a result of our ability to utilize this loss against our 2006 capital gains, we reversed the valuation allowance and recorded a corresponding income tax benefit in continuing operations of $4.7 million during 2008.

We continue to be subject to the periodic examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our operating results and financial condition. While we believe that we have made adequate provisions related to the audits of our tax returns, the final determination of our obligations may exceed the amounts provided for by us in the accompanying Consolidated Financial Statements. Specifically, we may receive assessments related to the audits and/or reviews of our U.S. and Foreign income tax returns that exceed amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessments, our business, financial condition and results of operations could be adversely affected. Further, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses and net income in the period or periods for which that determination is made.

Primarily as the result of the disposition of our former SSG business unit in early 2007, a significant number of employee stock options expired unexercised during 2007, resulting in the exhaustion of our "pool of windfall tax benefits" as of December 31, 2007. As a result, future cancellations or exercises that result in a tax benefit that is less than the related deferred tax asset will increase the amount and volatility of our future effective tax rate, resulting in a reduction of our earnings. As a result of incurring net shortfalls during 2008 and 2007, we recorded $3.4 million and $0.6 million, respectively, of additional provision for income taxes. We did not experience any significant shortfalls or windfalls during 2009 associated with stock-based compensation.

On January 1, 2007, we adopted the provisions of the authoritative guidance for income taxes related to uncertain tax positions. As of January 1, 2009 and December 31, 2009, the total amount of unrecognized income tax benefits was $8.8 million and $6.9 million (including interest and penalties), respectively. A change in estimate relating to any of these unrecognized tax benefits could have a material impact on our effective tax rate.

Our effective tax rate is reduced by a research and development tax credit in the U.S. The research and development tax credit expired on December 31, 2009 and the U.S. Congress did not pass legislation to provide an extension of the credit for tax years after 2009. Although it is widely believed the credit will be extended, the timing is uncertain due to the current legislative focus on health care reform. Should this credit not be renewed, we anticipate that our effective tax rate will be higher in 2010 compared to 2009.

The Obama Administration and the U.S. Treasury Department have proposed legislation that would fundamentally change how U.S. multinational corporations are taxed on their global income. The proposed changes would limit the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings and modify the foreign tax credit rules. It is unclear whether these proposed tax reforms will be enacted or, if enacted, what the scope of the reforms will be. Depending on their content, such reforms, if enacted, could have a negative impact on our financial position and results of operations.

Discontinued Operations

In March 2007, we sold our SSG business to Genband. In 2008, we determined that we were able to realize additional R&D tax credits generated by SSG along with a change in the estimated tax loss realized on the sale of SSG, resulting in an additional tax benefit of $2.1 million being recorded in 2008 as part of discontinued operations. Further, during 2008 we recorded in discontinued operations: (i) a gain of $2.4 million, net of taxes, resulting from the receipt of additional Genband shares released to us from escrow in the third quarter of 2008; and (ii) a gain of $1.9 million, net of taxes, resulting from the adjustment to the restructuring liabilities associated with SSG during the first and the fourth quarters of 2008.

SSG is classified as discontinued operations in our accompanying Consolidated Financial Statements, and its results of operations, financial condition and cash flows are separately reported for all periods presented. Summarized financial information for SSG is as follows (in thousands):

	For Years Ended December 31,
	2008	2007
Revenues	$-	$27,682
Loss from discontinued operations
before provision for income taxes	$-	$(42,148)
Benefit from income taxes	(2,148)	(16,370)
Gain (loss) before minority interest, net of income taxes	2,148	(25,778)
Gain (loss) on sale of discontinued operations, net of taxes	4,321	(36,449)
Gain (loss) from discontinued operations, net of taxes	$6,469	$(62,227)

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital increased to $441.3 million as of December 31, 2009 from $210.4 million as of December 31, 2008 primarily due to: (i) the reclassification of our auction rate securities and the Put right aggregating $92.9 million from long-term to short-term assets, (ii) cash flows from operations of $52.8 million, (iii) proceeds from sales and maturities of investments of $23.6 million, including our interests in Broadsoft and Genband, and (iv) proceeds from issuances of our common stock under our equity programs aggregating $9.9 million. With our current working capital position and available line of credit, we believe that we have the financial resources and flexibility to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio.

The significant components of our working capital are liquid assets such as cash and cash equivalents, accounts receivable, deferred income taxes and deferred costs and commissions, reduced by trade accounts payable, accrued expenses, accrued compensation and related expenses and the current portion of deferred revenues.

We continued to generate positive cash flows from operations in 2009 and 2008. Our cash and cash equivalents were $277.3 million and $209.4 million at December 31, 2009 and 2008, respectively. As discussed above, the increase of $67.8 million is primarily due to (i) cash inflow from operating activities of $52.8 million, (ii) proceeds from redemptions of ARS securities of $14.9 million and from the sale of our investment in Broadsoft and Genband for $7.3 million and $1.4 million, respectively, and (iii) proceeds from the issuance of common stock under our equity compensation plans of $9.9 million. Partially offsetting these inflows were purchases of property and equipment of $18.7 million.

In October 2008 we entered into a three-year, $50.0 million credit agreement with Wachovia Bank, National Association ("Wachovia Bank") which is now owned by Wells Fargo Bank, National Association. In December 2009, we extended this credit agreement by one year. This line of credit is unsecured except for our pledge of 65% of the outstanding stock of certain subsidiaries and a requirement for cash collateral for letters of credit. Please refer to Note 10 of the accompanying Consolidated Financial Statements for additional information about the terms of the line of credit. As of December 31, 2009, there were no borrowings outstanding under this line of credit.

Beginning in February 2008 and continuing through December 31, 2009, auctions involving our ARS portfolio have failed, resulting in our inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer. All of our ARS are AAA, AA or A rated by one or more of the major credit rating agencies and are principally collateralized by student loans. At December 31, 2009, on a weighted average basis, approximately 92% of the underlying student loan collateral was issued under the Federal Family Education Loan Program ("FFELP"). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government. As of December 31, 2009 and December 31, 2008, we held $81.8 million and $87.2 million of ARS, respectively, recorded at estimated fair value. The following table provides further information about the credit rating of our securities (securities with multiple credit ratings are presented according to the lowest rating):

Type of				Total
Collateral	AAA	AA	A	Fair Value
Student loans	$60,126	$12,522	$9,140	$81,788

On October 31, 2008, we accepted an offer from UBS for auction rate securities rights related to our ARS portfolio (the "Put right"). Under the terms of this Put right, UBS has the right, at its discretion, to purchase these securities from us at par value which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time until July 2, 2012, and we have the right, at our discretion, to require UBS to purchase the securities at par value plus accrued interest at any time between June 30, 2010 and July 2, 2012. We intend to exercise the Put right and require UBS to repurchase our ARS at par at the earliest possible time, June 30, 2010. As of December 31, 2009, the estimated fair value of this Put right was $11.1 million.

In the first quarter of 2008 we initiated a stock buyback program. From its inception and through its expiration in August 2008, we repurchased approximately 2.6 million shares at an average price of $12.92 per share for approximately $33.8 million (including $0.1 million in brokerage fees). These repurchases were funded from our working capital. In 2007, we initiated and completed a stock buyback program under which we repurchased a total of approximately 4.1 million shares at an average price of $12.14 per share for approximately $50.1 million (including approximately $0.1 million in brokerage fees). This repurchase program was also funded from working capital. We did not repurchase any of our common stock during 2009.

We believe our current working capital and anticipated cash flows from continuing operations, coupled with the available line of credit, will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Our liquidity could be negatively impacted by a decrease in revenues resulting from a decline in demand for our products or a reduction of capital expenditures by our customers.

Contractual Obligations

As of December 31, 2009, our future fixed commitments for cash payments are as follows (in thousands):

			2011 to	2013 to	2015 and
	Total	2010	2012	2014	Beyond
Operating lease obligations	$47,372	$7,163	$10,031	$12,361	$17,817
Current liabilities on the balance sheet(1)	94,466	94,466	-	-	-
Purchase obligations(2)	21,909	21,909	-	-	-
Total	$163,747	$123,538	$10,031	$12,361	$17,817

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

As of December 31, 2009, in accordance with the authoritative guidance for income taxes, we have recorded $6.9 million of liabilities related to uncertain tax benefits in our accompanying Consolidated Financial Statements. The realization of these income tax benefits associated with continuing operations as of December 31, 2009 would have a material impact on our effective tax rate. We cannot reasonably estimate the period of cash settlement of the respective uncertain tax benefits and, therefore, have excluded them from the above table of future fixed commitments for cash payments.

We lease a number of facilities throughout the United States and internationally under operating leases with terms that range from approximately five months to eight years. We believe that our existing facilities will be adequate to meet our needs at least through 2010, and that we will be able to obtain additional space when, where and as needed on acceptable terms.

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

Cash Flows from Operating Activities

Net cash provided by operating activities of continuing operations was $52.8 million, $106.0 million and $52.5 million, for 2009, 2008 and 2007, respectively. The decrease in our cash flows from continuing operations in 2009 was primarily the result of (i) lower collections resulting from a year-over-year decline in orders and associated billing activity and a greater percentage of our business coming from emerging markets which typically have slower billing terms and longer payment terms, (ii) the decrease in net income as discussed previously and (iii) $23.4 million in non-recurring tax refunds received in 2008. Our cash flows from continuing operations were primarily derived from: (i) our earnings from ongoing operations prior to non-cash expenses such as stock-based compensation, depreciation, amortization, bad debt, write-downs of inventory, warranty reserve charges, and deferred income taxes; and (ii) changes in our working capital, which are primarily composed of changes in accounts receivable, inventories, deferred revenue and associated deferred costs, accounts payable, accrued expenses and accrued payroll and related expenses.

Cash provided by operating activities in 2008 increased on a year-over-year basis from 2007 primarily as a result of the year-over-year increase in earnings from continuing operations, as well as changes in working capital. In particular, we received two income tax refunds totaling $23.4 million resulting primarily from the carryback of tax losses relating to the sale of SSG in 2007 to previous tax years. Also positively affecting our cash flows from operations was an increase in deferred revenues as we collected cash in advance of revenue recognition. These increases were partially offset by cash outflows related to accounts payable and an increase in accounts receivable as our billings outpaced collections.

We currently anticipate that we will continue to operate our business with positive cash flows from operations. Our ability to meet these expectations depends on our ability to achieve positive earnings. Our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to technological changes and increasing competition, or a reduction of capital expenditures by our customers, among other factors.

Cash Flows from Investing Activities

Net cash provided by investing activities of continuing operations was $4.9 million, $148.0 million, and $42.5 million in 2009, 2008, and 2007, respectively. Our cash flows from investing activities primarily relate to redemptions, purchases and sales of investments, strategic acquisitions, and purchases of property and equipment. During 2009, a portion of our ARS portfolio was called by the respective issuers resulting in proceeds of $14.9 million, and we sold our investments in Broadsoft and Genband resulting in proceeds of $7.3 million and $1.4 million, respectively.

During 2008, we sold a significant portion of our short-term investment portfolio resulting in net proceeds of $206.1 million (net of purchases of investments) in anticipation of retiring our formerly outstanding convertible debt as discussed below. We also had ARS securities totaling $19.5 million redeemed by the issuers during the year. In 2007, our cash provided by investing activities of continuing operations included $65.1 million of net cash inflows from sales of available-for-sale securities from our short-term investment portfolio.

Acquisition-related net cash outflows were $38.5 million in 2008, primarily relating to cash consideration paid for our acquisitions of mBalance and Estacado. Payments of $2.5 million in 2007 were related to certain signaling technologies acquired from third parties.

Our investment in new property and equipment amounted to $18.7 million, $19.7 million and $20.2 million during 2009, 2008 and 2007, respectively. We intend to continue to closely monitor our capital expenditures while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our workforce. We expect our total capital expenditures to be between $16.0 million and $18.0 million for 2010.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $10.7 million, ($145.3) million and ($15.5) million for 2009, 2008 and 2007, respectively. In 2009, our financing activities consisted of proceeds of $10.7 million from net issuances of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises. In 2008, our financing activities primarily consisted of the $125.0 million repayment of our convertible debt and a $33.8 million repurchase of our common stock, partially offset by proceeds of $13.5 million from net issuances of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises. In 2007, our financing activities included a $50.0 million repurchase of our common stock and the related $0.1 million in brokerage fees, partially offset by net proceeds of $30.7 million from the issuance of our common stock pursuant to the exercise of employee stock options and our employee stock purchase plan.

Financial and Market Risks

We operate internationally and thus are exposed to potential adverse changes in currency exchange rates. We use derivative instruments (foreign exchange contracts) to reduce our exposure to foreign currency rate changes on receivables denominated in a foreign currency. The objective of these contracts is to reduce or eliminate, and efficiently manage, the economic impact of currency exchange rate movements on our operating results as effectively as possible. In addition to these foreign exchange contracts, certain of our customer contracts contain provisions that require our customers to assume the foreign currency risk related to the applicable transactions. As a result of significant fluctuations in foreign currency rates relative to the U.S. dollar in the second half of 2008, in early 2009 we experienced an increasing number of customers requesting assistance with addressing these currency issues. Following the improvement of economic conditions in the second half of 2009, we are cautiously optimistic that this trend has stabilized. We do not enter into derivative instrument transactions for trading or speculative purposes.

We monitor our exposure to foreign currency fluctuations on a weekly basis and more often if conditions warrant. We enter into multiple forward contracts throughout a given month to match and mitigate our changing exposure to foreign currency fluctuations. Our exposure to foreign currency fluctuations is principally due to receivables generated from sales denominated in foreign currencies. Our exposure fluctuates as we generate new sales in foreign currencies and as existing receivables related to sales in foreign currencies are collected. Our foreign currency forward contracts generally will have terms of one month or less and are typically structured to expire on the last fiscal day of any given month. To the extent necessary to continue to mitigate our risk, on the last fiscal day of any given month we enter into new foreign currency forward contracts.

As of December 31, 2009, we had the following foreign currency contracts outstanding (grouped by the underlying foreign currency):

				Fair
	Contract Amount		Contract	Value
	(Local Currency)		Amount	(US$)
Euros ("EUR") (contracts to buy EUR/sell US$)	(EUR)	(32,337,000)	$(46,364,791)	$-
Indian rupees ("INR") (contracts to sell INR/buy US$)	(INR)	391,907,000	$8,361,575	$-
Malaysian ringgits ("MYR") (contracts to sell MYR/buy US$)	(MYR)	5,925,000	$1,727,153	$-
Brazilian reais ("BRL") (contracts to sell BRL/buy US$)	(BRL)	21,919,000	$12,472,402	$-
Canadian dollars ("CAD") (contracts to sell CAD/buy US$)	(CAD)	3,741,000	$3,566,934	$-

We entered into these contracts during the last days of our fiscal year and as such, the fair value of these contracts individually and in the aggregate was not significant as of December 31, 2009. For the years ending December 31, 2009, 2008, and 2007, our net gain (loss) from foreign currency forward contracts was ($3.7) million, $1.3 million, and ($4.5) million, respectively. Please refer to Notes 1 and 6 to our accompanying Consolidated Financial Statements for additional information relating to our derivatives and hedging activities.

With respect to trade receivables, credit is extended based on an evaluation of each customer's financial condition and generally collateral is not required. Generally, payment terms stipulate payment within 90 to 120 days of shipment or other milestone events (such as installation or customer acceptance). We do not engage in leasing or other customer financing arrangements. Many of our international sales are secured with export accounts receivable insurance or letters of credit.

Our exposure to credit risk may increase as a result of current global economic conditions, which may adversely affect service providers as the end user demand for their services falls and/or they are experiencing difficulties in obtaining financing. We believe that the geographical diversification of our customers and the diversification within their customer bases, coupled with our strong financial position, afford some protection in the current environment; however, we continue to closely monitor our credit exposures and seek additional ways to mitigate this exposure. Credit losses for customers we deem to pose substantial collection risks have been provided for in the financial statements. Historically, credit losses have been within management's expectations. Future losses, if incurred, could harm our business and have a material adverse effect on our financial position, results of operations and cash flows.

As discussed above, beginning in February 2008 and continuing through December 31, 2009, auctions involving our ARS portfolio have failed, resulting in our inability to sell these securities. Please refer to (i) Note 4 to our accompanying Consolidated Financial Statements for additional information on our investments, (ii) the section above entitled "Liquidity and Capital Resources" for a detailed discussion related to the risks associated with these investments, particularly those of auction rate securities, and (iii) the risk factor in Item 1A if this Annual Report entitled "We are exposed to the credit and liquidity risk related to our auction rate securities portfolio, which if the current liquidity issues in the market continue, could result in material losses" for detailed discussion related to the current liquidity issues related to our investments in auction rate securities.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of December 31, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of December 31, 2009, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2010 and 2018. Rent expense under operating leases for 2009, 2008 and 2007 was $7.6 million, $7.7 million and $6.7 million, respectively. Future minimum lease payments under our operating leases as of December 31, 2009 are detailed previously in "Liquidity and Capital Resources" in the section entitled "Contractual Obligations."

Seasonality

Our first quarter orders have historically been lower than the orders in the immediately preceding fourth quarter because (i) many of our customers utilize a significant portion of their capital budgets at the end of their fiscal year, (ii) the majority of our customers begin a new fiscal year on January 1, and (iii) capital expenditures tend to be lower in an organization's first quarter than in its fourth quarter. We anticipate that this seasonality will continue. The seasonality between the fourth quarter and the first quarter may be impacted by a variety of factors, including changes in the global economy. Please refer to the section entitled "Risk Factors" in Item 1A of this Annual Report.

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

Our telecommunications solutions are comprised of hardware and/or software components. Our assessment of the appropriate revenue recognition guidance involves significant judgment. For instance, the determination of whether the software component of our telecommunications solutions is more than incidental to the related product in a sales arrangement can impact whether the entire sales arrangement is accounted for under software revenue recognition guidance or more general revenue recognition guidance. This assessment has a significant impact on the amount and timing of revenue recognition.

As the software component of all of our product offerings is generally deemed to be more than incidental to the products being provided, we recognize revenue in accordance with the authoritative guidance for software revenue recognition.

In applying existing revenue recognition guidance, we exercise judgment and use estimates in connection with the determination of the amount of product, warranty and professional and other services revenues to be recognized in each accounting period. In addition to estimating the timing and amount of revenue to recognize, we must evaluate whether the estimated costs required to provide any undelivered elements exceed the expected revenue allocated to those elements. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon the estimated cost of the remaining equipment to be delivered and an average fully burdened daily rate applicable to the consulting personnel delivering the services.

The complexity of current revenue guidance, in particular the guidance for software revenue recognition, and the related estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of current revenue recognition guidance, affect the amounts of revenue and related expenses reported in our accompanying Consolidated Financial Statements. The following is a summary of the key areas where we exercise judgment and use estimates in connection with the determination of the amount of revenue to be recognized in each accounting period:

Determining Separate Elements and Allocating Value to Those Elements

For arrangements that involve multiple elements, the entire fee from the arrangement must be allocated to each of the elements based on the individual element's fair value. Each arrangement requires careful analysis to ensure that all of the individual elements in the arrangement have been identified, along with the fair value of each element. Under the authoritative guidance for software revenue recognition, the determination of fair value must be based on vendor specific objective evidence of the fair value ("VSOE"), which is limited to the price of that element when sold separately.

Sales of our products always include at least a year of warranty coverage, which we have determined contains post-contract customer support ("PCS") elements as defined by the authoritative guidance for software revenue recognition. Since we do not sell our products separately from this warranty coverage, and we rarely sell our products on a standalone basis, we are unable to establish VSOE for our products. Accordingly, we utilize the residual method as prescribed by the authoritative guidance for software revenue recognition to allocate revenue to each of the elements in an arrangement. Under the residual method, we allocate the total fee in an arrangement first to the undelivered elements (i.e., typically professional services and warranty offerings) based on the VSOE of those elements and the remaining, or "residual," portion of the fee to the delivered elements (i.e., typically the product or products).

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

In addition to evaluating the fair value of each element of an arrangement, we consider whether the elements can be separated for revenue recognition purposes under the authoritative guidance for software revenue recognition. In making this determination, we consider the nature of services (i.e., consideration of whether the services are essential to the functionality of the product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the collectability of the product fee.

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

  Persuasive evidence of an arrangement exists. We consider a non-cancelable agreement (such as a customer purchase order, contract, etc.) to be evidence of an arrangement.
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

While many of our arrangements do not include customer acceptance provisions, certain arrangements do include acceptance provisions, which are generally based on our published specifications. Revenue is recognized upon shipment, assuming all other revenue recognition criteria are met, provided that we have previously demonstrated that the product meets the specified criteria and we have an established history with similar transactions. If the acceptance provisions are long-term in nature or the acceptance is based upon customer specified criteria for which we cannot reliably demonstrate that the delivered product meets all the specified criteria, revenue is deferred until the earlier of the receipt of written customer acceptance or the expiration of the acceptance period. If an arrangement includes acceptance provisions that are short-term in nature, we provide for a sales return allowance in accordance with the authoritative guidance for revenue recognition. In the event we cannot reasonably estimate the incidence of returns, we defer revenue until the earlier that such estimate can reasonably be made or receipt of written customer acceptance or expiration of the acceptance period.

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

Investments

As of December 31, 2009 we held $277.3 million of cash and cash equivalents (consisting primarily of money market funds invested in U.S. Treasuries), $81.8 million of auction rate securities ("ARS") at fair value, and a UBS Put related to the ARS portfolio valued at $11.1 million. In addition to these investments, we have historically invested our excess cash in various other instruments, including certificates of deposits, variable rate demand notes, corporate bonds, among other instruments.

Prior to the acceptance of an offer from UBS for auction rate securities rights related to our ARS portfolio (the "Put right"), our ARS portfolio was classified as available-for-sale and was accounted for at fair value with any decline in value being reflected in accumulated other comprehensive income, a component of shareholder's equity. Because the Put right allows us to sell our ARS securities at par within a relatively short time horizon (approximately six months to two and a half years after December 31, 2009) and provides UBS with the ability to require us to sell the securities to them at any time between acceptance of the Put right through July 2012, we no longer anticipate holding these investments to the earlier of maturity or redemption by the issuer. Specifically, we intend to exercise the Put right and require UBS to repurchase our ARS at par at the earliest possible time, June 30, 2010. Due to these changing and unforeseen circumstances, we reclassified our ARS from available-for-sale to trading in the fourth quarter of 2008.

In order to offset future changes in the ARS portfolio's fair value, we have elected the fair value option for the Put right under authoritative guidance for the fair value option. Changes in the fair value of the Put right are recorded in the current period earnings and included in "Unrealized gain (loss) on investments carried at fair value, net" in our accompanying Consolidated Statements of Operations. We believe that this election does not affect the accounting for our other financial instruments.

Trading securities and Put right fair values as of December 31, 2009 and December 31, 2008 were estimated using a discounted cash flow valuation model with major inputs to such model based on our estimates of the assumptions that market participants would use in valuing these instruments. The methodology used to determine fair values as of December 31, 2009 did not change materially from the methodology used to determine fair values as of December 31, 2008.

Specifically, in determining the fair value of the trading securities at December 31, 2009 and December 31, 2008, we used the following key inputs to our valuation model:

  Term - for the period ending December 31, 2008, we estimated a five-year expected life of the instruments, based on our expectations of the most likely time in which it would take for the instruments to be called by the issuer or liquidity to be restored to the market place. Beginning in the first quarter of 2009, the expected life of the instruments has been reduced to a current expected life of approximately three years and three months due to the then current market factors, including continued partial redemption by the issuers. Discount Rate - we determined the discount rate based on estimated yields of similar publicly traded instruments (e.g., similar collateral, terms, and credit quality).
  Liquidity Discount - for the period ending December 31, 2008, the instability in the financial markets and the low demand for auction rate securities made it unclear as to when these securities would become liquid again. With the auction process not functioning normally, it was extremely difficult to estimate the expected holding period for these instruments. As a result, for 2008 we included a 200 basis point premium to the discount rate to reflect the illiquidity of these securities. Beginning with the first quarter of 2009 and continuing through the end of 2009, this liquidity premium has been reduced to 100 basis points to reflect the increase in recent issuer calls of these instruments.

Based on these key inputs, we estimated the fair value of our ARS portfolio was $81.8 million and $87.2 million as of December 31, 2009 and 2008, respectively, representing an $11.2 million and a $20.7 million decline below their cost basis, respectively. Our ARS securities and the related put option were the only investments as of December 31, 2009 and 2008 in which we utilized Level 3 valuation techniques under the authoritative guidance for fair value measurements and disclosures.

In determining the fair value of the Put right as of December 31, 2008, we assumed we would redeem the auction rate securities at par at the earliest possible time, which is June 30, 2010. Accordingly, we calculated the fair value of the Put right to be $18.7 million as noted above. We utilized a discounted cash flow model using a time period of 1.5 years, representing the period from December, 2008 to the earliest date we can expect to be able to redeem the Put right (June 30, 2010) and a discount rate of 5.83%, which included a base LIBOR rate, a forward rate based on the credit default swap rate of UBS as of December 31, 2008 and a liquidity premium of 200 basis points.

For the period ending December 31, 2009, we utilized a discounted cash flow model using a time period of six months representing the period from December 31, 2009 to the earliest date we can expect to be able to redeem the Put right (June 30, 2010), and a discount rate of 2.13%, which included a base LIBOR rate, a forward rate based on the credit default swap rate of UBS as of December 31, 2009, and a liquidity premium of 100 basis points. The resulting fair value of the Put right was estimated to be $11.1 million.

In 2009, as a result of changes in the fair value of our ARS portfolio and Put right, and redemptions by some issuers, we recorded a net gain of $1.8 million. As of December 31, 2009, the aggregate fair value of these securities was $92.9 million. Due to the proximity of the anticipated liquidity event, the fair value of our ARS portfolio together with the Put right approximates the par value of our ARS securities, and the sensitivity of the valuation model to change in key valuation assumptions is not significant. Please refer to Note 4 to our accompanying Consolidated Financial Statements for further information about measurement and accounting for the above securities.

Changes in the fair value of our trading securities are recognized in current period earnings. Realized gains and losses from sales of our investments are included in "Other income (expense), net" and unrealized gains and losses, with the exception of gains and losses related to trading securities as discussed above, are included as a separate component of equity, net of tax, unless the loss is determined to be "other-than-temporary." In determining whether a decline in fair value below the original cost is other-than-temporary, we use a systematic methodology that considers all available evidence, including the credit rating of the relevant trust, the parity score (a measure of the trust's ability to meet its obligations as they come due), general market conditions, and industry and sector performance, among other factors. We also consider the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment until recovery or, if necessary, to the instrument's maturity.

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

Provision for Doubtful Accounts

We initially record our provision for doubtful accounts based on our historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the allowance for doubtful accounts, management considers, among other factors: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable (e.g., product, professional services, maintenance, etc.); (iv) our historical write-offs and recoveries; (v) the credit-worthiness of each customer; (vi) the economic conditions within the telecommunications industry; and (vii) general economic conditions. In cases where we are aware of circumstances that may impair a specific customer's ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected.

Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required.

Provision for Inventory Obsolescence

Our inventory balance was $23.4 million and $23.7 million as of December 31, 2009 and 2008, respectively. Inventory levels are based on projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories.

On an ongoing basis inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. Any adjustment to our inventory as a result of an estimated obsolescence or net realizable condition is reflected as a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Our provision for inventory obsolescence was approximately $6.2 million, $6.6 million and $10.8 million for 2009, 2008 and 2007, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross margins could be adversely affected. If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required. Our estimates could be influenced by a sudden decline in demand due to economic downturn, rapid product improvements, technological changes and changes in customer requirements.

Intangible Assets and Goodwill

We account for our acquired companies in accordance with the authoritative guidance for business combinations and account for the related acquired intangible assets in accordance with the authoritative guidance for intangibles - goodwill and other. The authoritative guidance significantly changed on January 1, 2009. As all of our acquisitions were prior to this date, we have accounted for these transactions using the authoritative guidance in effect at the acquisition date. Accordingly, we allocated the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as acquired technology, are being amortized to expense over time, while IPR&D was recorded as an expense at the acquisition date.

The majority of the entities acquired by us do not have significant tangible assets and, as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets and potential impairment charges related to goodwill or intangibles. As of December 31, 2009, we had an aggregate of approximately $73.1 million reflected on the accompanying Consolidated Balance Sheet related to goodwill and intangible assets. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Specifically, the amounts and useful lives assigned to identifiable intangible assets impact future amortization are expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

As required by the authoritative guidance for intangibles and goodwill, in lieu of amortizing goodwill, we test goodwill for impairment periodically and record any necessary impairment in accordance with the authoritative guidance for intangibles and goodwill. We are amortizing our intangible assets as follows: (i) acquired technology, customer contracts and non-compete agreements are currently being amortized over their estimated useful lives using the straight-line method; and (ii) customer relationship intangible assets are currently being amortized over their estimated useful lives based on the greater of the straight-line method or the estimated customer attrition rates.

Impairment of Long-Lived Assets

We test goodwill for impairment in accordance with the authoritative guidance for intangibles and goodwill, which requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by the guidance. As of December 31, 2009, we have determined that we have one reporting unit. Goodwill is tested for impairment annually on October 1 in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds its "fair value." We estimate the fair value of the Reporting Unit using the market capitalization method. If we determine that goodwill may be impaired, we compare the "implied fair value" of the goodwill, as defined by the authoritative guidance for intangibles - goodwill and other, to its carrying amount to determine the impairment loss, if any.

We evaluate our long-lived assets other than goodwill for impairment in accordance with the provisions of the authoritative guidance for property, plant and equipment. The authoritative guidance for property, plant and equipment requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset.

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

For purposes of determining when the cost of our warranty offerings has been "incurred," we follow the authoritative guidance for extended warranty related services revenue recognition. Under this guidance, costs must be recognized as "incurred" when a warranty event occurs, which may precede the expenditures to satisfy the warranty claim. While we generally expense all costs as the expenditure is made, we accrue the costs expected to be incurred with a specific product defect, which is generally a defect that is classified as a Class A defect. A Class A defect is a designation that obligates us to correct a pervasive defect in one of our products. In the case of a Class A defect or specific known product defect that we have committed to remedy, we accrue the expected costs to be incurred at the time we determine that it is probable that we have an obligation to repair the product defect and the expected expenditures are estimable. All warranty related expenses are reflected within cost of sales in the accompanying Consolidated Statements of Operations.

In 2008, we incurred $2.1 million of warranty charges, consisting of (i) a $2.8 million provision for Class A warranty event related to our performance management and monitoring product line, and (ii) revisions of estimates relating to previous Class A warranty events resulting in a reduction in expense of approximately $0.7 million. In 2009, we recorded an additional $3.9 million charge related to item (i) above as a result of revision of cost estimates required to address the warranty related issues. We did not experience any event that resulted in a warranty provision in 2007. Our warranty reserve is based on our estimates of the associated material costs, technical support labor costs, and associated overhead. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Further, if we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

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

Stock-Based Compensation

Stock-based compensation expense related to continuing operations recognized under the authoritative guidance for stock compensation for the years ended December 31, 2009, 2008 and 2007 was approximately $13.5 million, $13.3 million and $15.7 million, respectively.

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

Contingent Liabilities

We have a number of unresolved regulatory, legal and tax matters, as discussed further in Note 7, Note 8 and Note 12 to our accompanying Consolidated Financial Statements.  We provide for contingent liabilities in accordance with the authoritative guidance for contingencies. In accordance with the authoritative guidance for contingencies, a loss contingency is charged to income when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred. In cases where our insurance carrier has agreed to reimburse us for legal costs, including any accrued losses, we record a receivable in our accompanying Consolidated Financial Statements for any such amounts, which are included in prepaid expenses and other current assets.

Periodically, we review the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by the authoritative guidance for contingencies, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred or an asset impaired and whether such loss is reasonably estimable. Because of uncertainties related to these matters, accruals are based on the best information available at the time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying Consolidated Financial Statements. In determining the probability of an unfavorable outcome of a particular contingent liability and whether such liability is reasonably estimable, we consider the individual facts and circumstances related to the liability, opinions of legal and tax counsel, and recent legal and tax rulings by the appropriate regulatory bodies, among other factors.  As additional information becomes available, we reassesses the potential liability related to its pending claims and litigation and may revise its estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Restructuring and Related Expenses

Our severance policies cover all officers and employees and the pre-defined severance benefits are communicated to all employees. We account for costs incurred under these severance plans, including obligations created under labor laws such as the Workers' Adjustment and Retraining Notification Act (the "WARN Act"), in accordance with the authoritative guidance for compensation - nonretirement postemployment benefits. Under this guidance, we record these obligations when the obligations are estimable and probable.

We account for one-time termination benefits, contract termination costs and other related exit costs in accordance with the authoritative guidance for exit or disposal cost obligations. The authoritative guidance for exit or disposal cost obligations requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. The authoritative guidance for exit or disposal cost obligations also requires that (i) liabilities associated with exit and disposal activities be measured at fair value, (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period, (iii) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract), and (iv) all other costs related to an exit disposal activity be expensed as incurred.

During 2009, 2008 and 2007, we incurred restructuring costs of $3.0 million, $1.1 million and $6.6 million, respectively, as described further in Note 3 to the accompanying Consolidated Financial Statements (collectively, the "Restructurings"). Inherent in the estimation of the costs related to the Restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the Restructurings, we had to make significant estimates related to these expenses. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management's most current estimates.

Income Taxes

We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax liabilities can involve complex issues and may require an extended period to resolve. We have considered future taxable income in assessing the need for a valuation allowance on our remaining deferred tax assets. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We assess the likelihood of the ultimate determination of various contingent tax liabilities that arise in different tax jurisdictions. These tax matters can be complex in nature and uncertain as to the ultimate outcome. We establish reserves for uncertain tax positions when we believe an unfavorable outcome is likely to occur and the liability can be reasonably estimated. Although we believe these positions are fully supportable, we consider the likelihood of potential challenges and sustainability of such challenges upon examination. Changes in our reserves for uncertain tax positions have occurred and are likely to continue to occur as our assessments change based on current facts and circumstances such as further developments and tax examinations in various jurisdictions.

Primarily as a result of the disposition of SSG, a significant number of employee stock options expired unexercised during 2007, resulting in a reduction in our "pool of windfall tax benefits" to zero under the authoritative guidance for stock compensation. The authoritative guidance for stock compensation permits shortfalls from the exercise of stock options or the vesting of restricted stock units (i.e., when the intrinsic value of the equity compensation upon exercise, expiration or vesting is less than the cumulative book expense recorded for the option) to be recorded as a decrease (i.e. debit) to additional paid-in capital as long as the balance of windfall tax benefits is positive. Once this balance has been exhausted any shortfalls realized thereafter must be recorded as an increase in income tax expense in the period the shortfall occurred. As mentioned above, during the fourth quarter of 2007, our balance of windfall tax benefits was reduced to zero and, as a result, we recorded a charge to income tax expense of approximately $3.4 million in 2008. In 2009 we experienced minimal windfalls and accordingly, the associated tax benefit was recorded through equity. In future periods, our effective tax rate and its volatility may increase as a result of the exhaustion of the pool of windfall tax benefits and the possibility that additional shortfalls may be realized from continuing employee equity compensation activity to the extent additional windfalls are not generated.

On January 1, 2007, we adopted the provisions of the authoritative guidance for uncertainty in income taxes. Upon the adoption of these provisions, we recorded a $3.0 million adjustment to the balance of retained earnings as of January 1, 2007. As of December 31, 2009 and 2008, the total amount of unrecognized income tax benefits was $6.9 million and $8.8 million (including interest and penalties), respectively. A change in estimate relating to any of these unrecognized tax benefits could have a material impact on our effective tax rate.

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures. In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2010-06 "Improving Disclosures about Fair Value Measurements." This update amends the authoritative guidance for fair value measurements and disclosures by adding new disclosures requirements with respect to transfers in and out of Levels 1 and 2 fair value measurements, as well as by requiring gross basis disclosures for purchases, sales, issuances, and settlements included in the reconciliation of Level 3 fair value measurements. The Update also amends the authoritative guidance by providing clarifications to existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. We will adopt this new guidance beginning first quarter of our 2010 fiscal year and we do not expect the adoption to have a material impact on our financial position or results of operations.

Revenue Recognition for Arrangements with Multiple Deliverables. In September 2009, the FASB approved the issuance of new authoritative guidance for arrangements with multiple deliverables and for certain revenue arrangements that include software elements. The new guidance for arrangements that include software elements removes all tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in these arrangements being accounted for in accordance with the new guidance for arrangements with multiple deliverables. Under the new guidance for arrangements with multiple deliverables, the arrangement value is allocated to each element based on (i) vendor specific objective evidence of fair value ("VSOE"), (ii) third party evidence of fair value ("TPE"), or (iii) management's best estimate of the selling price ("BESP").

We believe that by providing another alternative for determining the selling price of deliverables, the newly issued accounting guidance will allow companies like Tekelec to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction's economics and may result in earlier revenue recognition for certain of our arrangements. In addition, the residual method of allocating arrangement consideration is not permitted under the new guidance related to multiple element arrangements. The new authoritative guidance requires significantly expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted beginning in interim periods ended on or after September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively.

Currently, we recognize revenue in accordance with authoritative guidance for software revenue recognition which prescribes allocation of the entire fee from the arrangement to each of the elements based on the individual element's fair value. Under this guidance, the determination of fair value is limited to VSOE, which is based solely on the price of that element when sold separately. Upon adoption of the new guidance for arrangements with multiple deliverables, the existing software revenue recognition rules will no longer apply to many of our products. Accordingly, the adoption of the new guidance is expected to result in acceleration of revenue recognition with respect to certain of our product orders, which may have a material impact on our consolidated financial position and results of operations and earnings. We are currently evaluating, but have not yet made a final determination, about the timing and impact of the adoption of this new guidance.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Our policy governing transactions in our securities by our directors, executive officers and certain other employees permits such persons from time to time to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Exchange Act. As of December 31, 2009, Franco Plastina, President, Chief Executive Officer and a director of the Company, William Everett, Executive Vice President and Chief Financial Officer, and Ronald J. de Lange, Executive Vice President, Global Product Solutions, had each adopted a Rule 10b5-1 stock trading plan that was then in effect. As of such date, Martin A. Kaplan, a director of the Company, had also adopted two such plans that were then in effect. The Company does not undertake any obligation to disclose, or to update or revise any disclosure regarding, any such plans and specifically does not undertake to disclose the adoption, amendment, termination or expiration of any such plans.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Certain information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders to be held on May 14, 2010, entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the SEC. Our Proxy Statement will be filed within 120 days after the date of our fiscal year-end which was December 31, 2009.

Tekelec has adopted a Code of Business Conduct and Ethics (the "Code of Conduct") for employees, officers and directors. This Code sets forth certain fundamental principles and key policies and procedures that govern the conduct of the individuals subject to the Code.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders to be held on May 14, 2010, entitled "Compensation Discussion and Analysis," "Executive Compensation and Other Information," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report," to be filed with the SEC within 120 days after the date of our fiscal year-end which was December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the section of our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders to be held on May 14, 2010, entitled "Common Stock Ownership of Principal Shareholders and Management," to be filed with the SEC.

The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the section of our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders to be held on May 14, 2010, entitled "Equity Compensation Plan Information," to be filed with the SEC within 120 days after the date of our fiscal year-end which was December 31, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the section of our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders to be held on May 14, 2010, entitled "Certain Relationships and Related Transactions" and Information Regarding our Board of Directors and its Committees," to be filed with the SEC within 120 days after the date of our fiscal year-end which was December 31, 2009.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the sections of our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders to be held on May 14, 2010, entitled "Fees Paid to PricewaterhouseCoopers LLP" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm," to be filed with the SEC within 120 days after the date of our fiscal year-end which was December 31, 2009.

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

3.1		Amended and Restated Articles of Incorporation(2)

3.2		Amended and Restated Bylaws, as amended(3)

10.1		Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers(4)(5)

10.2		Amended and Restated 1994 Stock Option Plan, including form of stock option agreement(5), as amended by Amendment No. 1 thereto dated May 8, 2003(5)(7)

10.3		Office Lease, effective as of August 1, 2009, between Duke Construction Limited Partnership, as Landlord, and the Registrant, as Tenant(19)

10.4		Office Lease, effective as of August 1, 2009, between Duke Realty Limited Partnership, as Landlord, and the Registrant, as Tenant(19)

10.5		Amended and Restated Non-Employee Director Stock Option Plan, including form of stock option agreement(5)(10)

10.6	Amended and Restated 2003 Equity Incentive Plan(5)(11)

10.7

Credit Agreement dated December 15, 2004 between the Registrant and Wells Fargo Bank, National Association(12), as amended by First Amendment thereto dated December 15, 2005(13), letter agreement dated March 15, 2006(13), letter agreement dated May 25, 2006(13), Second Amendment thereto dated December 15, 2006(14), Third Amendment thereto dated December 15, 2007(15), Revolving Line of Credit Note dated as of December 15, 2007 made by the Registrant in favor of the Bank(16), and Fourth Amendment to Credit Agreement dated as of December 11, 2008(1)

10.8

Credit Agreement dated as of October 2, 2008, by and among the Registrant, Tekelec International, SPRL, the lenders from time to time parties thereto, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender, Issuing Lender and Lender(17), as amended by First Amendment thereto dated as of December 10, 2008(1), Second Amendment thereto dated as of February 6, 2009(18), Fourth Amendment thereto dated as of June 12, 2009(18), and Fifth Amendment and First Extension Option thereto dated December 30, 2009(31)

10.9

Employment Offer Letter Agreement dated April 7, 2005 between the Registrant and William Everett, together with employment offer letter agreement effective as of October 14, 2004 between the Registrant and Mr. Everett(5)(20)

10.10	Amended and Restated 2005 Employee Stock Purchase Plan(5)(21)

10.11	Summary of Compensation for the Non-Employee Members of the Registrant's Board of Directors and its Committees(1)(5)

10.12	Employment Offer Letter Agreement effective January 18, 2006 between the Registrant and Frank Plastina(5)(22)

10.13	Tekelec Amended and Restated 2004 Equity Incentive Plan for New Employees, including forms of stock option, share appreciation right and restricted stock unit agreements(5)(23)

10.14	Employment Agreement effective March 21, 2007 between the Registrant and Stuart H. Kupinsky(5)(24)

10.15	Acquisition Agreement dated as of March 20, 2007 between the Registrant and GENBAND Inc., including Amendment No. 1 thereto dated as of April 21, 2007(25)

10.16	Summary of 2008 Compensation Arrangements for Named Executive Officers of the Registrant, effective January 1, 2008(5)(26)

10.17	Tekelec Amended and Restated 2008 Executive Officer Bonus Plan(5)(27)

10.18	2007 Executive Officer Severance Plan(5)(28)

10.19	Restricted Stock Unit Award Agreement dated May 7, 2007 between the Registrant and Franco Plastina(5)(29)

10.20	Employment Agreement effective May 21, 2007 between the Registrant and Marykay Wells(5)(30)

10.21	Tekelec 2009 Executive Officer Bonus Plan(27)

10.22	Managing Director Agreement dated August 22, 2008 between Tekelec Germany GmbH and Wolrad Claudy(1)(5)

14.1	Code of Business Conduct for Employees, Officers and Directors(31)

21.1	Subsidiaries of the Registrant(31)

23.1	Consent of PricewaterhouseCoopers LLP(31)

31.1	Certification of President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(31)

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(31)

32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(31)

32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(31)

__________________________

*

Certain portions of this exhibit have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2008.

(2)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1998.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated August 15, 2008, as filed with the Commission on August 20, 2008.

(4)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2005.

(5)	Constitutes a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(6)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2002.

(7)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2003.

(8)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 1998.

(9)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2000.

(10)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2004.

(11)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated May 16, 2008, as filed with the Commission on May 22, 2008.

(12)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2004.

(13)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2005.

(14)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated December 15, 2006, as filed with the Commission on December 21, 2006.

(15)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated December 26, 2007, as filed with the Commission on January 2, 2008.

(16)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2007.

(17)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated October 2, 2008, as filed with the Commission on October 8, 2008.

(18)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2009.

(19)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 2009.

(20)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated April 7, 2005, as filed with the Commission on April 13, 2005

(21)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated June 21, 2006, as filed with the Commission on June 26, 2006

(22)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated January 18, 2006, as filed with the Commission on January 24, 2006.

(23)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration Statement No. 333- 108821) filed with the Commission on August 18, 2006.

(24)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 2007.

(25)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated April 21, 2007, as filed with the Commission on April 26, 2007.

(26)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 2008.

(27)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated February 27, 2009, as filed with the Commission on March 5, 2009.

(28)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-15135) dated May 18, 2007, as filed with the Commission on May 24, 2007.

(29)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2007.

(30)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 2007.

(31)	Filed herewith.

(b) Exhibits

See the list of Exhibits under Item 15(a)(3) of this Annual Report on Form 10-K.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKELEC

Dated: February 25, 2010	By:	/s/ FRANCO PLASTINA Franco Plastina President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK A. FLOYD Mark A. Floyd	Chairman of the Board and Director	February 25, 2010

/s/ FRANCO PLASTINA Franco Plastina	President and Chief Executive Officer and Director	February 25, 2010

/s/ HUBERT DE PERSQUIDOUX Hubert de Perquidoux	Director	February 25, 2010

/s/ RONALD W. BUCKLY Ronald W. Buckly	Director	February 25, 2010

/s/ MARTIN A. KAPLAN Martin A. Kaplan	Director	February 25, 2010

/s/ DAVID R. LAUBE David R. Laube	Director	February 25, 2010

/s/ CAROL G. MILLS Carol G. Mills	Director	February 25, 2010

/s/ KRISH PRABHU Krish Prabhu	Director	February 25, 2010

/s/ MICHAEL P. RESSNER Michael P. Ressner	Director	February 25, 2010

/s/ WILLIAM H. EVERETT William H. Everett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2010

/s/ GREGORY S. RUSH Gregory S. Rush	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tekelec:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Tekelec and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 25, 2010

TEKELEC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
	(Thousands, except per share data)
Revenues	$469,261	$460,564	$431,800

Costs of sales:
Cost of goods sold	152,417	154,260	176,323
Amortization of purchased technology	6,204	2,507	2,354
Total cost of sales	158,621	156,767	178,677
Gross profit	310,640	303,797	253,123

Operating expenses:
Research and development	100,337	100,613	92,223
Sales and marketing	68,644	74,678	72,559
General and administrative	56,006	56,239	55,121
Acquired in-process research and development	-	5,690	419
Restructuring and other	2,984	1,134	6,625
Amortization of intangible assets	1,221	438	249
Total operating expenses	229,192	238,792	227,196
Income from operations	81,448	65,005	25,927

Other income (expense), net:
Interest income	1,159	9,047	17,446
Interest expense	(243)	(1,986)	(3,591)
Impairment of investment in privately held company	(13,587)	-	-
Gain (loss) on sale of investments	-	(2)	224
Unrealizd gain (loss) on investments carried at fair value, net	1,846	(1,964)	-
Foreign currency gain (loss), net and other	(3,930)	(3,490)	(4,034)
Total other income (loss), net	(14,755)	1,605	10,045
Income from continuing operations before provision for income taxes	66,693	66,610	35,972
Provision for income taxes	19,291	18,040	9,081
Income from continuing operations	47,402	48,570	26,891
Income (loss) from discontinued operations, net of taxes	-	6,469	(62,227)
Net income (loss)	$47,402	$55,039	$(35,336)

Earnings per share from continuing operations:
Basic	$0.71	$0.73	$0.39
Diluted	0.70	0.71	0.38

Earnings (loss) per share from discontinued operations:
Basic	$-	$0.10	$(0.89)
Diluted	-	0.09	(0.81)

Earnings (loss) per share:
Basic	$0.71	$0.83	$(0.51)
Diluted	0.70	0.80	(0.43)

Weighted average number of shares outstanding:
Basic	66,900	66,307	69,531
Diluted	67,651	69,859	76,796

See notes to Consolidated Financial Statements.

TEKELEC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2009	2008	2007
	(Thousands)
Net income (loss)	$47,402	$55,039	$(35,336)
Other comprehensive income (loss):
Foreign currency translation adjustments	940	(1,178)	1,984
Realized loss (gain) on available-for-sale securities, net of taxes,
previously recognized in other comprehensive income	-	(2)	47
Unrealized gain on available-for-sale securities, net of taxes	-	11	117
Comprehensive income (loss)	$48,342	$53,870	$(33,188)

See notes to Consolidated Financial Statements.

TEKELEC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$277,259	$209,441
Trading securities, at fair value	81,788	-
Put right, at fair value	11,069	-
Accounts receivable, net	157,369	171,630
Inventories	23,353	23,704
Income taxes receivable	1,617	-
Deferred income tax asset, current	66,758	44,253
Deferred costs and prepaid commissions	56,645	56,588
Prepaid expenses and other current assets	8,950	11,061
Total current assets	684,808	516,677
Long-term trading securities, at fair value	-	87,198
Long-term put right, at fair value	-	18,738
Property and equipment, net	35,267	34,904
Investments in privately-held companies	-	22,297
Deferred income tax asset, net, non current	39,153	71,287
Other assets	1,661	1,415
Goodwill	42,102	41,741
Intangible assets, net	31,017	37,703
Total assets	$834,008	$831,960

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$28,114	$25,308
Accrued expenses	25,372	30,723
Accrued compensation and related expenses	40,980	40,953
Current portion of deferred revenues	149,065	201,838
Income taxes payable, current	-	7,300
Liabilities of discontinued operations	-	184
Total current liabilities	243,531	306,306

Deferred income tax liabilities, non current	5,477	7,071
Long-term portion of deferred revenues	5,590	7,591
Other long-term liabilities	4,863	6,146
Total liabilities	259,461	327,114

Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock, without par value, 200,000,000 shares authorized; 67,382,600
and 66,139,690 shares issued and outstanding, respectively	330,909	309,550
Retained earnings	241,820	194,418
Accumulated other comprehensive income	1,818	878
Total shareholders' equity	574,547	504,846
Total liabilities and shareholders' equity	$834,008	$831,960

See notes to Consolidated Financial Statements.

TEKELEC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$47,402	$55,039	$(35,336)
Loss (income) from discontinued operations	-	(6,469)	62,227
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of investment in privately-held company	13,587	-	-
Loss (gain) on investments	-	2	(224)
Unrealizd gain (loss) on investments carried at fair value, net	(1,846)	1,964	-
Provision for doubtful accounts and returns	2,228	1,339	1,335
Provision for warranty	3,875	2,800	-
Inventory write downs	6,165	6,588	10,841
Loss on disposal of fixed assets	147	648	984
Depreciation	18,105	17,426	15,485
Amortization of intangibles	7,425	2,945	2,603
Amortization of deferred financing costs and other	748	939	1,656
Acquired in-process research and development	-	5,690	419
Deferred income taxes	8,035	(12,276)	(176)
Stock-based compensation, net of forfeitures	13,537	13,298	15,682
Excess tax benefits from stock-based compensation	(840)	(1,563)	(3,914)
Changes in operating assets and liabilities (net of dispositions and acquisitions):
Accounts receivable	13,723	(22,718)	(16,946)
Inventories	(5,752)	(8,911)	(4,465)
Deferred costs	819	(859)	(2,093)
Prepaid expenses and other current assets	1,178	1,604	4,377
Accounts payable	2,545	(17,310)	3,725
Accrued expenses	(9,498)	245	(6,713)
Accrued compensation and related expenses	(2,538)	(2,201)	5,318
Deferred revenues	(56,561)	34,261	(19,439)
Income taxes payable / receivable	(9,679)	33,474	17,149
Net cash provided by operating activities - continuing operations	52,805	105,955	52,495
Net cash used in operating activities - discontinued operations	(184)	(2,680)	(18,443)
Net cash provided by operating activities	52,621	103,275	34,052

Cash flows from investing activities:
Proceeds from sales and maturities of investments	23,635	790,635	703,949
Purchases of investments	-	(584,524)	(638,822)
Purchase of acquired business, net of cash acquired	-	(35,766)	-
Payments related to acquired in-process research and development	-	(2,690)	(2,519)
Purchases of property and equipment	(18,720)	(19,686)	(20,234)
Other non-operating assets	-	-	128
Net cash provided by investing activities - continuing operations	4,915	147,969	42,502
Net cash used in investing activities - discontinued operations	-	-	(3,241)
Net cash provided by investing activities	4,915	147,969	39,261

TEKELEC
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	For the Years Ended December 31,
	2009	2008	2007
	(Thousands)
Cash flows from financing activities:
Repayment of convertible debt	-	(125,000)	-
Repurchase of common stock	-	(33,779)	(50,122)
Proceeds from issuance of common stock	9,886	11,922	30,686
Excess tax benefits from stock-based compensation	840	1,563	3,914
Net cash provided by (used in) financing activities, continuing operations	10,726	(145,294)	(15,522)

Effect of exchange rate changes on cash	(444)	(2,059)	2,308
Net increase in cash and cash equivalents	67,818	103,891	60,099
Cash and cash equivalents at beginning of the year	209,441	105,550	45,451
Cash and cash equivalents at end of the year	$277,259	$209,441	$105,550

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$1,406	$2,813
Income taxes	21,887	16,315	4,062

See notes to Consolidated Financial Statements.

TEKELEC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock			Accumulated Other	Total
	Number		Retained	Comprehensive	Shareholders'
	of shares	Amount	Earnings	Income (Loss)	Equity
	(Thousands)
Balance, December 31, 2006	68,729	$322,620	$171,722	$(101)	$494,241
Adjustment for adoption of FIN 48	-	-	2,993	-	2,993
Exercise of stock options and SARs and issuance
of shares under employee stock purchase plan	2,753	30,686	-	-	30,686
Issuance of common stock upon vesting of
restricted stock units	247	-	-	-	-
Common stock withheld upon vesting of restricted
stock units for payroll taxes and other cancellations	(121)	(1,141)	-	-	(1,141)
Stock-based compensation expense	-	18,321	-	-	18,321
Stock option tax benefits	-	(603)	-	-	(603)
Repurchase of common stock	(4,128)	(50,122)	-	-	(50,122)
Net unrealized gain on available-for-sale
securities, net of tax benefit	-	-	-	164	164
Translation adjustment	-	-	-	1,984	1,984
Net loss	-	-	(35,336)	-	(35,336)
Balance, December 31, 2007	67,480	319,761	139,379	2,047	461,187
Exercise of stock options and SARs and issuance
of shares under employee stock purchase plan	1,089	11,922	-	-	11,922
Issuance of common stock upon vesting of
restricted stock units	290	-	-	-	-
Common stock withheld upon vesting of restricted
stock units for payroll taxes and other cancellations	(104)	(1,652)	-	-	(1,652)
Stock-based compensation expense	-	13,298	-	-	13,298
Repurchase of common stock	(2,615)	(33,779)	-	-	(33,779)
Net unrealized gain on available-for-sale
securities, net of tax benefit	-	-	-	9	9
Translation adjustment	-	-	-	(1,178)	(1,178)
Net income	-	-	55,039	-	55,039
Balance, December 31, 2008	66,140	309,550	194,418	878	504,846
Exercise of stock options and SARs and issuance
of shares under employee stock purchase plan	890	9,886	-	-	9,886
Issuance of common stock upon vesting of					-
restricted stock units	516	-	-	-	-
Common stock withheld upon vesting of restricted					-
stock units for payroll taxes and other cancellations	(163)	(2,289)	-	-	(2,289)
Stock-based compensation expense	-	13,537	-	-	13,537
Stock option tax benefits	-	225	-	-	225
Translation adjustment	-	-	-	940	940
Net income	-	-	47,402	-	47,402
Balance, December 31, 2009	67,383	$330,909	$241,820	$1,818	$574,547

See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

We are a global provider of communication network software and systems, which we design, develop, manufacture, market, sell and support. We offer signaling communications products and services, network performance management technology, business intelligence and value-added applications. Our products and services are widely deployed in traditional and next-generation wireline and wireless networks worldwide. Our principal customers include mobile and wireline service providers, including many of the largest service providers in the world. We derive our revenues primarily from the sale or license of these network systems and software applications and the related professional services, such as installation, training, and customer support, including customer extended warranty service and customer post-warranty service contracts.

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

Foreign Currency Translation and Transactions

We account for our international entities in accordance with the authoritative guidance for foreign currency matters. For our international operations in which we consider the functional currency to be the local currency, the foreign currency is translated into our reporting currency, the U.S. dollar, using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from the translation of these foreign subsidiaries financial statements are reported in accumulated other comprehensive income (loss). The foreign currency translation adjustment is not adjusted for income taxes since it relates to our indefinite term investment in non-U.S. subsidiaries.

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

Fair Value Measurement

On January 1, 2008, we adopted the authoritative guidance for fair value measurements and disclosures. Accordingly, as of January 1, 2008, we have applied the provisions of this guidance for fair value measurements to financial assets and liabilities, and as of January 1, 2009, we have applied the provisions of this guidance to non-financial assets and liabilities, including goodwill, intangible assets, and restructuring obligations accounted for under the authoritative guidance for exit or disposal cost obligations. Our adoption of this guidance for fair value measurements did not result in our recording any cumulative effect adjustments to retained earnings.

Under the authoritative guidance for fair value measurements, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. "the exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches, including quoted market prices and discounted cash flows. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company's judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The financial assets for which we perform recurring remeasurements are cash and cash equivalents, short-term investments and long- term investments. The financial liabilities for which we perform recurring remeasurements are foreign currency forward contracts. The financial assets for which we were required to perform non-recurring remeasurements (e.g., an impairment of assets) were our previously held investments in privately-held companies. The nonfinancial assets and liabilities for which we may be required to perform non-recurring remeasurements include, but are not limited to, goodwill, intangible assets, and restructuring obligations accounted for under authoritative guidance for exit and disposal cost obligations.

As of December 31, 2009, financial assets and liabilities utilizing Level 1 inputs included cash equivalents and foreign currency forward contracts. Financial assets utilizing Level 3 inputs included short-term trading securities comprised of investments in auction rate securities collateralized by student loans and the associated Put right. During the year ended December 31, 2009, we recorded an impairment charge related to our investment in privately-held companies, and subsequently sold both of these investments at their carrying value. Please see note 4 "Fair Value of Financial Instruments" for detailed information about these transactions. We performed our annual impairment test for goodwill on October 1st, which provided no indication of impairment.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, our degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the authoritative guidance for fair value measurements requires that an asset or liability be classified in its entirety based on the lowest level of input that is significant to the measurement of fair value.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation, such as the recent illiquidity in the auction rate securities market. In periods of market dislocation, the ability to observe prices and inputs may be reduced for many instruments. This condition has caused, and in the future may cause, our financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

The authoritative guidance for fair value measurements and disclosures requires that the valuation techniques used by us are consistent with at least one of the three possible approaches: the market approach, income approach, and/or cost approach. Our Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 valuations also use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis. Our Level 3 valuations are based on the income approach, specifically discounted cash flow analyses which utilize significant inputs that are not observable in active markets. Please refer to Note 4 to our Consolidated Financial Statements for additional information regarding fair value measurements.

The fair values of our cash, cash equivalents, accounts receivable and accounts payable approximate their respective carrying amounts. The fair value of our trading securities was $81.8 million as of December 31, 2009, representing an $11.2 million decline below their cost basis. The fair value of our derivative financial instruments, principally foreign currency contracts utilized to offset foreign currency transaction gains and losses, was not significantly different from cost as of December 31, 2009, as we entered into these contracts on the last day of our fiscal year.

Fair Value Option

We adopted authoritative guidance for financial instruments fair value option subsections on January 1, 2008. In the fourth quarter of 2008 we elected the fair value option for accounting for the Put right related to our ARS portfolio. The Put right is recorded at fair value and included in the caption "Put right, at fair value" in our Consolidated Balance Sheet. Changes in the fair value of the Put right are included in "Other income (expense)" in our Consolidated Statement of Operations.

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

In the fourth quarter of 2008 we elected to reclassify our ARS portfolio from available-for-sale to trading securities. Accordingly, we recognized a $20.7 million loss for the difference between the fair value and carrying value of the portfolio in current period earnings. Beginning fourth quarter 2008, changes in the fair value of our ARS portfolio are recognized in current period earnings.

Also in the fourth quarter of 2008, we accepted an offer from UBS for auction rate securities rights related to our ARS portfolio (the "Put right) which, in effect, allows us to require USB to purchase our ARS portfolio at par value plus accrued interest at any time between June 30, 2010 and July 2, 2012. In order to offset future changes in the ARS portfolio's fair value, we have elected to account for the Put right at fair value under the authoritative guidance for fair value measurements and disclosures. Changes in the fair value of the Put right are recorded in the current period earnings and included in "Unrealized gain (loss) on investments carried at fair value, net" in our accompanying Consolidated Statements of Operations. We believe that this election does not affect the accounting for our other financial instruments. Please see Note 4 to these Consolidated Financial Statements for further details on our investments.

In 2009, we sold our investments in privately-held companies. These investments were classified as long-term assets and were accounted for under the cost method since we did not have the ability to exercise significant influence over their operations. During 2009, we recorded an impairment charge of $13.6 million related to our investment in Genband, which is included in "Other income (expense), net" in the accompanying Consolidated Financial Statements. In the fourth quarter of 2009, we sold our investment in Genband for $1.4 million, representing its adjusted carrying value. Also, during the third quarter of 2009, we sold our investment in Broadsoft for $7.3 million, which approximated its carrying value. There were no impairments of investments in privately-held companies in 2008 or 2007. Realized gains and losses on our investments are reported in other income (expense), net. Please refer to Note 4 to these Consolidated Financial Statements for additional information regarding our investments.

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

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade accounts receivable and financial instruments used in foreign currency hedging activities. We primarily invest our excess cash in marketable securities and money market instruments as discussed more fully in Note 5.

We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable, as the majority of our customers are large, well-established companies. Under certain circumstances we may require the customer to provide a letter of credit. We maintain reserves for potential credit losses, but historically have not experienced any significant losses related to any particular geographic area since our business is not concentrated within any particular geographic region. We rely on sole suppliers for certain components of our products and rely on a limited number of contract manufacturers and suppliers to provide manufacturing services for our products. The inability of a contract manufacturer or supplier to fulfill our supply requirements could materially impact future operating results.

In 2009, sales to AT&T represented 14% of our revenues, and sales to Verizon represented 10% of our revenues. Additionally, combined sales to the Orange Group and an affiliate represented 10% of our revenues in 2009, 2008, and 2007. In 2007, combined sales to the subsidiaries of Carso Global Telecom (Telefonos De Mexico and America Movil) represented 12% of our total revenues; sales to AT&T represented 10% of our total revenues. . Because our customers are primarily in the telecommunications industry, our accounts receivable are concentrated within one industry and therefore are exposed to concentrations of credit risk within that industry.

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

Deferred Costs and Prepaid Commissions

For all customer sales arrangements in which we defer the recognition of revenue, we also defer the associated costs, such as the cost of the hardware, installation costs, and other direct costs associated with the revenue. As a component of these costs, we defer any sales commission. The commission payments, which are paid upon order, are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under our sales arrangements. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue generated that they should be recorded as an asset and charged to expense over the same period that the revenue is recognized. Changes associated with deferred commissions are included in sales and marketing expenses in the accompanying Consolidated Statements of Operations. Costs are only deferred up to the fair value of the products or services being sold and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Intangible Assets and Goodwill

We account for our business combinations in accordance with the authoritative guidance for business combinations, and the related acquired intangible assets and goodwill in accordance with the authoritative guidance for intangibles - goodwill and other. The authoritative guidance for business combinations specifies the accounting for business combinations and the criteria for recognizing and reporting intangible assets apart from goodwill.

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

The authoritative guidance for intangibles and goodwill requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful lives. Identifiable intangibles consist primarily of acquired technology and customer relationships. The acquired technology intangible assets are being amortized over a period of five to ten years using the greater of proportionate revenues or the straight-line method as prescribed by the authoritative guidance for software. Customer relationship intangible assets are being amortized over a period of five years based on the greater of customer attrition rates, currently estimated at approximately 10% per year of the remaining acquired customers, or the straight-line method.

The authoritative guidance for intangibles and goodwill also requires that goodwill not be amortized but instead be tested for impairment in accordance with the provisions of the guidance at least annually and more frequently upon the occurrence of certain events (see "Impairment of Long-Lived Assets" below). Please refer to Note 9 for a further discussion of our intangible assets and goodwill.

Impairment of Long-Lived Assets

We test goodwill for impairment in accordance with the authoritative guidance for intangibles and goodwill. This guidance requires that goodwill be tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by the guidance. We have determined that we have one reporting unit to which all goodwill is allocated. Goodwill is tested for impairment annually on October 1st using a two-step process. First, we determine if the carrying amount of our reporting unit exceeds its fair value (determined using the market capitalization method based on quoted market prices), which would indicate a potential impairment of goodwill associated with the reporting unit. If we determine that a potential impairment of goodwill exists, we then compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss.

In accordance with the authoritative guidance for property, plant and equipment, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If impairment exists, the impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. Assumptions underlying future cash flow estimates are therefore subject to significant risks and uncertainties.

Contingent Liabilities

We have a number of unresolved regulatory, legal and tax matters, as discussed further in Note 7, Note 8 and Note 12.  We provide for contingent liabilities in accordance with the authoritative guidance for contingencies. In accordance with the authoritative guidance for contingencies, a loss contingency is charged to income when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred. In cases where our insurance carrier has agreed to reimburse us for legal costs, including any accrued losses, we record a receivable in our Consolidated Financial Statements for any such amounts.

Periodically, we review the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by the authoritative guidance for contingencies, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred or an asset impaired and whether such loss is reasonably estimable. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the Consolidated Financial Statements. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

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

For purposes of determining when the cost of our warranty offerings has been "incurred," we follow the authoritative guidance for extended warranty related services revenue recognition. Under the guidance, costs must be recognized as "incurred" when a warranty event occurs, which may precede the expenditures to satisfy the warranty claim. While we generally expense all costs as the expenditure is made, we accrue the costs expected to be incurred with a specific product defect, which is generally a defect that is classified as a Class A defect. A Class A defect is a designation that obligates us to correct a pervasive defect in one of our products. In the case of a Class A defect or specific known product defect that we have committed to remedy, we accrue the expected costs to be incurred at the time we determine that it is probable that we have an obligation to repair a product defect and the expected expenditures are estimable. All warranty related expenses are reflected within cost of sales in the accompanying Consolidated Statements of Operations.

In 2008, we incurred $2.1 million of warranty charges, consisting of (i) a $2.8 million provision for Class A warranty event related to our performance management and monitoring product line, and (ii) revisions of estimates relating to previous Class A warranty events resulting in a reduction in expense of approximately $0.7 million. In 2009, we recorded an additional $3.9 million net charge related to item (i) above as a result of a revision of cost estimates required to address the warranty related issues.

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

Certain of our extended warranty agreements include provisions indemnifying customers against liabilities in the event we fail to perform to specific service level requirements. Arrangements that include these indemnification provisions typically provide for a limit on the amount of damages that we may be obligated to pay our customers. In addition to these indemnification provisions, our agreements typically include warranties that our products will substantially operate as described in the applicable product documentation and that the services we perform will be provided in a manner consistent with industry standards. We do not believe that these warranty or indemnity obligations represent a separate element in the arrangement because fulfillment of these obligations is consistent with our obligations under our standard warranty. To date, we have not incurred any material costs associated with these warranty and indemnification provisions.

An analysis of changes in the liability for product warranty costs is as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$2,602	$1,665	$3,639
Current year provision, net	3,875	2,082	-
Expenditures	(2,885)	(1,145)	(1,974)
Balance at end of year	$3,592	$2,602	$1,665

Derivative Instruments and Hedging Activities

We operate internationally and thus are exposed to potential adverse changes in foreign currency exchange rates. We use derivative instruments (principally forward contracts to exchange foreign currency) to reduce our exposure to foreign currency rate changes on receivables and other net monetary assets denominated in a foreign currency. The foreign currency exchange forward contracts require us to exchange currencies at rates agreed upon at the contract's inception. In addition to these foreign exchange contracts, certain of our customer contracts contain provisions that require our customers to assume the foreign currency risk related to the applicable transactions. The objective of these contracts is to reduce or eliminate, and efficiently manage, the economic impact of currency exchange rate movements on our operating results as effectively as possible. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the contracts.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. We do not designate our derivative instruments as accounting hedges as defined by the authoritative guidance for derivatives and hedging, and, accordingly, we adjust these instruments to fair value through operations (i.e., included in "other income (expense), net"). We do not hold or issue financial instruments for speculative or trading purposes. Please refer to Note 6 for a further discussion of our derivative instruments and hedging activities.

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

As the software component of all of our product offerings is generally deemed to be more than incidental to the products being provided, we recognize revenue in accordance with the authoritative guidance for software revenue recognition.

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

The following is a summary of the key areas where we exercise judgment and use estimates in connection with the determination of the amount of revenue to be recognized in each accounting period:

Determining Separate Elements and Allocating Value to Those Elements

For arrangements that involve multiple elements, the entire fee from the arrangement must be allocated to each of the elements based on the individual element's fair value. Each arrangement requires careful analysis to ensure that all of the individual elements in the arrangement have been identified, along with the fair value of each element. Under the authoritative guidance for software revenue recognition, the determination of fair value must be based on vendor specific objective evidence of the fair value ("VSOE"), which is limited to the price of that element when sold separately.

Sales of our products always include at least a year of warranty coverage, which we have determined contains post-contract customer support ("PCS") elements as defined by the authoritative guidance for software revenue recognition. Since we do not sell our products separately from this warranty coverage, and we rarely sell our products on a standalone basis, we are unable to establish VSOE for our products. Accordingly, we utilize the residual method as prescribed by the above guidance to allocate revenue to each of the elements in an arrangement. Under the residual method, we allocate the total fee in an arrangement first to the undelivered elements (i.e., typically professional services and warranty offerings) based on the VSOE of those elements and the remaining, or "residual," portion of the fee to the delivered elements (i.e., typically the product or products).

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

In addition to evaluating the fair value of each element of an arrangement, we consider whether the elements can be separated for revenue recognition purposes under the authoritative guidance for software revenue recognition. In making this determination, we consider the nature of services (i.e., consideration of whether the services are essential to the functionality of the product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the collectability of the product fee.

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

  Persuasive evidence of an arrangement exists. We consider a non-cancelable agreement (such as a customer purchase order, contract, etc.) to be evidence of an arrangement.
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

While many of our arrangements do not include customer acceptance provisions, certain arrangements do include acceptance provisions, which are based on our published specifications. Revenue is recognized upon shipment, assuming all other revenue recognition criteria are met, provided that we have previously demonstrated that the product meets the specified criteria and we have an established history with similar transactions. If the acceptance provisions are long-term in nature or the acceptance is based upon customer specified criteria for which we cannot reliably demonstrate that the delivered product meets all the specified criteria, revenue is deferred until the earlier of the receipt of written customer acceptance or the expiration of the acceptance period. If an arrangement includes acceptance provisions that are short-term in nature, we provide for a sales return allowance in accordance with the authoritative guidance for revenue recognition. In the event we cannot reasonably estimate the incidence of returns, we defer revenue until the earlier that such estimate can reasonably be made or receipt of written customer acceptance or expiration of the acceptance period.

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

Cost of Sales

Cost of sales consists primarily of materials, labor and overhead costs incurred internally or paid to contract manufacturers to produce our products, personnel and other implementation costs incurred to install our products and train customer personnel, and customer service and third party original equipment manufacturer costs to provide continuing support to our customers under our warranty offerings. Also included in cost of sales is the amortization of purchased technology intangible assets.

Shipping and Handling Costs

Shipping and handling costs are included as a component of costs of sales in the accompanying Consolidated Statements of Operations because we include in revenues the related costs that we bill our customers.

Advertising

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in sales and marketing expenses and amounted to approximately $0.5 million, $0.7 million and $0.7 million in 2009, 2008 and 2007, respectively.

Provision for Doubtful Accounts

We initially record our provision for doubtful accounts based on our historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts.

Lease Obligations

We recognize lease obligations with fixed escalations of rental payments on a straight-line basis in accordance with the authoritative guidance for leases. Accordingly, the total amount of base rentals over the term of our leases is charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability.

Income Taxes

We use the asset and liability method of accounting for income taxes provided under the authoritative guidance for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances are established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Accounting for Uncertain Tax Positions

Effective January 1, 2007, we adopted the provisions of, and account for uncertain tax positions in accordance with the authoritative guidance for income taxes. The cumulative effect of the adoption of the recognition and measurement provisions of the authoritative guidance for income taxes resulted in a $3.0 million adjustment to the balance of retained earnings as of January 1, 2007. Our policy for the classification of interest and penalties related to income tax exposures was not impacted as a result of the adoption of the authoritative guidance for income taxes. We will continue to recognize interest and penalties as incurred as a component of the provision for income taxes in the Consolidated Statements of Operations.

Presentation of Taxes Collected from Customers and Remitted to Governmental Authorities

We present taxes (e.g., sales tax) collected from customers and remitted to governmental authorities on a net basis (i.e., excluded from revenues).

Stock-Based Compensation

We account for Stock-Based Compensation under the authoritative guidance for stock compensation. The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The valuation provisions of the authoritative guidance for stock compensation apply to new grants and grants modified after the adoption date that were outstanding as of the effective date. The authoritative guidance for stock compensation also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption.

Stock-based compensation expense related to continuing operations for the years ended December 31, 2009, 2008 and 2007 was approximately $13.5 million, $13.3 million and $15.7 million, respectively. See Note 13 to the Consolidated Financial Statements for additional information regarding the stock-based compensation expense.

Earnings Per Share

We determine earnings per share in accordance with the authoritative guidance for "earnings per share." Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Restructuring and Related Expenses

Our severance policies include all officers and employees and the pre-defined severance benefits are communicated to all employees. We account for costs incurred under these severance plans, including obligations created under labor laws such as the Workers' Adjustment and Retraining Notification Act (the "WARN Act"), in accordance with the authoritative guidance for compensation - nonretirement postemployment benefits. Under this guidance, we record these obligations when the obligations are estimable and probable.

We account for one-time termination benefits, contract termination costs and other related exit costs in accordance with the authoritative guidance for exit or disposal cost obligations. This guidance requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. Additionally, this guidance requires that (i) liabilities associated with exit and disposal activities be measured at fair value, (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period, (iii) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract), and (iv) all other costs related to an exit disposal activity be expensed as incurred.

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

Segment Information

We disclose information concerning our operating segments in accordance with the authoritative guidance for segment reporting which requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the "management approach." Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker ("CODM"), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.

As a result of the divestitures discussed in Note 2 to these accompanying Consolidated Financial Statements and other organizational changes made in 2007, our CODM reviews financial information presented on a consolidated basis only, accompanied by disaggregated information about product and service revenues. Therefore, we consider ourselves to be in a single reportable segment, specifically the development and sale of signaling telecommunications and related value-added applications and services. We provide enterprise wide disclosures as required by the authoritative guidance for segment reporting in our interim unaudited condensed Consolidated Financial Statements and our annual Consolidated Financial Statements.

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures. In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2010-06 "Improving Disclosures about Fair Value Measurements". This update amends the authoritative guidance for fair value measurements and disclosures by adding new disclosures requirements with respect to transfers in and out of Levels 1 and 2 fair value measurements, as well as by requiring gross basis disclosures for purchases, sales, issuances, and settlements included in the reconciliation of Level 3 fair value measurements. The Update also amends the authoritative guidance by providing clarifications to existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. We will adopt this new guidance beginning first quarter of our 2010 fiscal year and we do not expect the adoption to have a material impact on our financial position or results of operations.

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

We believe that by providing another alternative for determining the selling price of deliverables, the newly issued accounting guidance will allow companies like Tekelec to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction's economics, and this may often result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is not permitted under the new guidance related to multiple element arrangements. The new authoritative guidance requires significantly expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted beginning in interim periods ended on or after September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively.

Currently, we recognize revenue in accordance with current authoritative guidance for software revenue recognition which prescribes allocation of the entire fee from the arrangement to each of the elements based on the individual element's fair value. Under this guidance, the determination of fair value is limited to VSOE, which is based solely on the price of that element when sold separately. Upon adoption of the new guidance for arrangements with multiple deliverables, the existing software revenue recognition rules will no longer apply to many of our products. Accordingly, the adoption of the new guidance is expected to result in acceleration of revenue recognition with respect to certain of our product orders, which may have a material impact on our consolidated financial position and results of operations and earnings. We are currently evaluating, but have not yet made a final determination, about the timing and impact of the adoption of this new guidance.

Note 2 — Recent Acquisitions and Dispositions

Acquisition of mBalance

On December 16, 2008, we expanded our solutions portfolio by acquiring mBalance Group B.V ("mBalance") whose software has historically been an important element of our mobile messaging product family. mBalance products and services include Message Routing, Message Security, Application Gateway, Active Message Store, and a 2G-3G Message Gateway. Under the terms of the acquisition agreement, we acquired 100% of mBalance's stock for (i) approximately $39.5 million in cash at closing, of which approximately $8.0 million was placed into escrow with a third party escrow agent for up to two years following the closing date for the satisfaction of any indemnification claims made by us under the share purchase agreement, and (ii) a working capital adjustment of $3.6 million that was paid by us in the first quarter of 2009. The purchase price is subject to a potential adjustment of up to an additional $10.0 million (based on the period end Euro to U.S. Dollar exchange rate) in cash consideration payable upon achieving certain messaging order targets during the year ending on December 31, 2010. Payment of this additional consideration will result in an increase of goodwill recorded in connection with this acquisition. We believe this acquisition provides us with an opportunity to grow our solutions portfolio and market opportunity by moving into adjacent spaces that build on our core competencies.

The acquisition was accounted for under the purchase method of accounting, with the mBalance assets acquired and liabilities assumed reflected at their estimated fair values. The fair values of the assets acquired and liabilities assumed were determined primarily using the income approach, which indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows for each asset considered multiple factors, including current revenue from existing customers; analysis of expected revenue and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets.

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

The total consideration and direct transaction costs includes approximately $3.6 million for the working capital adjustment that was paid in the first quarter of 2009, and approximately $0.6 million in accrued direct transaction costs. Cash acquired from mBalance was $4.7 million resulting in net cash paid as of December 31, 2008 of $35.8 million.

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

As of December 31, 2008, the purchase price allocation was preliminary as we were awaiting the receipt of certain information from income tax return filings in order to finalize the purchase accounting. In the first quarter of 2009, we obtained this information, resulting in an adjustment to increase income taxes receivable of approximately $0.5 million, with a corresponding reduction in goodwill.

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
	$23,700

Amortization expense of purchased technology and other intangible assets amounted to approximately $4.7 million and $0.2 million during the years ended December 31, 2009 and 2008, respectively.

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

Included in the net tangible assets acquired of mBalance is approximately $1.0 million related to certain severance and associated costs accrued by us upon acquisition. As of December 31, 2008, this restructuring liability was included in accrued expenses in the accompanying Consolidated Balance Sheet. During 2009, cash payments of $0.8 million were made with respect to these obligations. We currently expect to settle the remaining obligations during 2010.

Acquisition of Estacado Systems

On January 18, 2008, we entered into an asset purchase agreement with Estacado Systems, LLC ("Estacado") and acquired substantially all of the assets of Estacado for approximately $4.4 million, consisting of $2.7 million of cash at closing and an obligation to pay an additional $1.7 million of contingent consideration, as discussed further below. We acquired Estacado in order to extend our depth in SIP-based intellectual property and to accelerate the development of the next generation and IP Multimedia Subsystem ("IMS") solutions for our customers. At the time of the acquisition, we allocated the initial payment of approximately $2.7 million to two technology projects under development ("In-Process Research and Development" or "IPR&D" projects) which we determined had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded the amount allocated to these IPR&D projects as an expense under the caption "Acquired in-process research and development" in the accompanying Consolidated Statement of Operations for year ended December 31, 2008.

The purchase price also included approximately $1.7 million of consideration contingent upon the continued employment, by Tekelec, of certain former key employees of Estacado for a period of two years following the acquisition. This consideration was paid to Estacado in four equal installments semi-annually, from July 2008 to January 2010. The Consolidated Statements of Operations for the year ended December 31, 2009 and 2008 include approximately $0.9 million and $0.8 million, respectively, of compensation expense related to this agreement.

Disposition of SSG

In March 2007, we sold our Switching Solutions Group business ("SSG") to GENBAND Inc. ("Genband") for $1.0 million in cash and a 19.99% interest in Genband's outstanding vested voting equity, after giving effect to the issuance. In connection with this transaction we recorded a pre-tax loss on sale of $60.7 million (which included the $14.0 million write-off of goodwill allocated to the former SSG reporting unit, and $3.2 million of professional fees) and a restructuring charge of $21.2 million during the year ended December 31, 2007. The restructuring charges consisted primarily of (i) a provision for employee severance costs, (ii) the write-off of certain leasehold improvements and other assets associated with the space formerly occupied by the SSG business, and (iii) certain lease exit costs also associated with the space formerly occupied by the SSG business.

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

We accounted for our equity interest in Genband using the cost method and this investment was included under the caption "Investments in privately-held companies" in the accompanying Consolidated Balance Sheets as of December 31, 2008. We sold our equity interest in Genband in the fourth quarter of 2009. We classified the SSG business as discontinued operations in the first quarter of 2007 and thus the financial results of SSG are reported separately as discontinued operations for all periods presented. Summarized results of operations for SSG for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	For Years Ended December 31,
	2008	2007
Revenues	$-	$27,682
Loss from discontinued operations
before provision for income taxes	$-	$(42,148)
Benefit from income taxes	(2,148)	(16,370)
Gain (loss) before minority interest, net of income taxes	2,148	(25,778)
Gain (loss) on sale of discontinued operations, net of taxes	4,321	(36,449)
Gain (loss) from discontinued operations, net of taxes	$6,469	$(62,227)

In connection with the disposition of SSG in 2007 we incurred, for income tax purposes, a capital loss of $40.3 million.  This entire amount was carried back to prior years to offset capital gains, resulting in a recovery of cash income taxes paid in those years.

Included in the accompanying Consolidated Balance Sheet as of December 31, 2008 are certain liabilities incurred in connection with the disposition of SSG and certain liabilities of SSG retained by us. These liabilities are included under the caption "Liabilities of discontinued operations" and consist primarily of the remaining restructuring liability associated with the restructuring activities discussed above, and certain liabilities incurred prior to the disposition and retained by us in accordance with the terms of our agreement with Genband.

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

Note 3 — Restructuring and Other Costs

2009 Restructuring Activities

During 2009 we recorded a charge of $3.0 million for severance and associated costs under our severance polices related to the termination of twenty-nine employees. This activity was the result of re-aligning our staffing with our anticipated resource requirements.

2008 Restructuring

In the fourth quarter of 2008 we incurred a pre-tax charge of $0.9 million for severance costs related to the termination of nine employees under our severance policies. During 2008 we also initiated a centralization of certain functions within our international operations and revised certain estimates associated with our 2007 restructuring activities. The accompanying Consolidated Statement of Operations reflects costs associated with these centralization activities and changes in estimate of a net expense of $0.2 million ($0.5 million increase in the restructuring liability, partially offset by a decrease of $0.3 million associated with a change in estimate related to stock-based compensation expense).

In March 2008 we reached a settlement related to the termination of certain lease obligations for facilities that were utilized by our former SSG business unit. Under the settlement, we made a one-time payment of $0.3 million in March 2008 and agreed to make monthly payments through March 31, 2009 aggregating approximately $1.7 million. We have recorded an adjustment of $2.5 million to the restructuring liability associated with this lease termination, along with a revision of $0.4 million to our estimated total exit costs recorded in the fourth quarter of 2008. These adjustments are included in "Income from discontinued operations, net of tax" in the Consolidated Financial Statements for the year ended December 31, 2008.

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

As a result of the SSG disposition, we recorded a pre-tax charge of approximately $21.2 million, consisting of approximately $11.0 million in employee severance and benefits costs associated with the termination of approximately 165 former SSG employees, and approximately $10.2 million in lease exit costs and other non-cash facilities consolidation costs associated with the sale of SSG. As discussed above, the facilities exit charge was adjusted in 2008. All amounts have been paid as of December 31, 2009. We do not expect to incur additional costs related to the 2007 Restructuring or Realignment activities.

Reconciliation of restructuring obligations

The following table provides detail on our restructuring activities and the remaining obligations as of and for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Severance
	Costs and	Facility
	Related	Exit Costs
	Benefits	and Other	Total

Restructuring obligations, January 1, 2007	$2,596	$-	$2,596
Restructuring and related expenses recognized in 2007:
2007 Continuing operations activities	6,216	409	6,625
SSG related activities	10,950	4,950	15,900
Total restructuring and related expenses	17,166	5,359	22,525
Cash payments	(15,167)	(585)	(15,752)
Restructuring obligations, December 31, 2007	4,595	4,774	9,369
Restructuring and related expenses recognized in 2008:
2008 Continuing Operations activities	891	463	1,354
SSG lease exit cost change in estimate	-	(2,940)	(2,940)
Total restructuring and related expenses	891	(2,477)	(1,586)
Cash payments	(4,017)	(2,113)	(6,130)
Restructuring obligations, December 31, 2008	1,469	184	1,653
2009 Restructuring and related expenses	2,984	-	2,984
Cash payments	(1,346)	(184)	(1,530)
Restructuring obligations, December 31, 2009	$3,107	$-	$3,107

Restructuring obligations are included in "Accrued expenses" in the accompanying Consolidated Balance Sheets. The above table excludes the restructuring liability incurred as part of the acquisition of mBalance of approximately $0.2 million. We anticipate settling all of our restructuring obligations, including those related to mBalance, during 2010. This is based on our current best estimate, which could change materially if actual activity differs from what is currently expected.

Note 4 — Fair Value of Financial Instruments

Recurring Measurements

We measure certain financial assets and liabilities at fair value on a recurring basis. The fair value of our cash, cash equivalents, accounts receivable and accounts payable approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments. The following table sets forth our financial instruments carried at fair value as of December 31, 2009 and December 31, 2008 (in thousands):

	Financial Instruments
	Carried at Fair Value
	December 31,	December 31,
	2009	2008
Assets:
Cash equivalents	$227,261	$188,119
Trading securities	81,788	87,198
Put right	11,069	18,738
Total assets	$320,118	$294,055

The following table sets forth our financial instruments carried at fair value within the fair value hierarchy using the lowest level of input as of December 31, 2009 (in thousands):

	Financial Instruments
	Carried at Fair Value
	Quoted prices	Significant other	Significant
	in active markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$227,261	$-	$-	$227,261
Trading securities	-	-	81,788	81,788
Put right	-	-	11,069	11,069
Total assets	$227,261	$-	$92,857	$320,118

We entered into our foreign currency forward contracts on the last day of our fiscal quarter; therefore, the fair value is not significant as of December 31, 2009.

The following table sets forth a summary of changes in the fair value of our Level 3 financial assets for the year ended December 31, 2009:

	Auction Rate	Put
	Securities	Right

Balance, December 31, 2008	$87,198	$18,738
Transfers to Level 3	-	-
Purchases and receipts	-	-
Redemptions	(14,925)	-
Realized gain on sales	-	-
Unrealized gains (losses) on securities held at period end (1)	9,515	(7,669)
Balance, December 31, 2009	$81,788	$11,069

(1) Included in Other income (expense), net in the accompanying Consolidated Statements of Operations.

Trading Securities and Put Right

Beginning in February 2008 and continuing through December 31, 2009, auctions involving our ARS portfolio have failed, resulting in our inability to sell these securities. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer. All of our ARS are AAA, AA or A rated by one or more of the major credit rating agencies and are principally collateralized by student loans. At December 31, 2009, on a weighted average basis, approximately 92% of the underlying student loan collateral was issued under the Federal Family Education Loan Program ("FFELP"). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government. As of December 31, 2009 and 2008, we held $81.8 million and $87.2 million of ARS, respectively, recorded at estimated fair value. These estimated fair values represent declines of $11.2 million and $20.7 million, respectively, below our cost basis.

On October 31, 2008, we accepted an offer from UBS for auction rate securities rights related to our ARS portfolio (the "Put right"). Under the terms of this Put right, UBS has the right, at its discretion, to purchase these securities from us at par value which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, if any, at any time until July 2, 2012, and we have the right, at our discretion, to require UBS to purchase the securities at par value plus accrued interest at any time between June 30, 2010 and July 2, 2012. As of December 31, 2009 and 2008, the estimated fair value of the Put right is $11.1 million and $18.7 million, respectively, and is included in the caption "Put right, at fair value" in the accompanying Consolidated Balance Sheets.

Prior to the acceptance of the Put right, our ARS portfolio was classified as available-for-sale and was accounted for at fair value with any decline in value being reflected in accumulated other comprehensive income, a component of shareholder's equity. Because the Put right allows us to sell our ARS securities at par within a relatively short time horizon (approximately six months to two and a half years as of December 31, 2009) and provides UBS with the ability to require us to sell the securities to them at any time between acceptance of the Put right through July 2012, we no longer anticipate holding these investments to the earlier of maturity or redemption by the issuer. Specifically, we intend to exercise the Put right and require UBS to repurchase our ARS at par at the earliest possible time, June 30, 2010. Due to these changing and unforeseen circumstances, we reclassified our ARS from available-for-sale to trading in the fourth quarter of 2008. In the second quarter of 2009, due to the expected redemption of the Put right in June 2010, we reclassified our ARS portfolio and Put right from long-term to short-term assets.

In order to offset future changes in the ARS portfolio's fair value, we have elected the fair value option for the Put right under authoritative guidance for the fair value option. Changes in the fair value of the Put right are recorded in the current period earnings and included in "Unrealized gain (loss) on investments carried at fair value, net" in our accompanying Consolidated Statements of Operations. We believe that this election does not affect the accounting for our other financial instruments.

Trading securities and Put right fair values as of December 31, 2009 and 2008 were estimated using a discounted cash flow valuation model with major inputs to such model based on our estimates of the assumptions that market participants would use in valuing these instruments. The methodology used to determine fair values as of December 31, 2009 did not change materially from the methodology used to determine fair values as of December 31, 2008.

Specifically, in determining the fair value of the trading securities at December 31, 2009 and 2008, we used the following key inputs to our valuation model:

  Term-for the period ending December 31, 2008, we estimated a five-year expected life of the instruments, based on our expectations of the most likely time in which it would take for the instruments to be called by the issuer or liquidity to be restored to the market place. Beginning in the first quarter 2009, the expected life of the instruments has been reduced on a quarterly basis to a current expected life of approximately three years and three months due to the then current market factors, including continued partial redemption by the issuers and the U.S. Treasury and Federal Reserve plan to aid the student loan market.
  Discount Rate-we determined the discount rate based on estimated yields of similar publicly traded instruments (e.g., similar collateral, terms, and credit quality).
  Liquidity Discount- for the period ending December 31, 2008, the instability in the financial markets and the low demand for auction rate securities made it unclear as to when these securities would become liquid again. With the auction process not functioning normally, it was extremely difficult to estimate the expected holding period for these instruments. As a result, for 2008 we included a 200 basis point premium to the discount rate to reflect the illiquidity of these securities. Beginning with the first quarter of 2009 and continuing through the end of 2009, this liquidity premium has been reduced to 100 basis points to reflect the increase in recent issuer calls of these instruments.

In determining the fair value of the Put right as of December 31, 2008, we assumed we would redeem the auction rate securities at par at the earliest possible time, which is June 30, 2010. Accordingly, we calculated the fair value of the Put right to be $18.7 million as noted above. We utilized a discounted cash flow model using a time period of 1.5 years, representing the period from December, 2008 to the earliest date we can expect to be able to redeem the Put right (June 30, 2010) and a discount rate of 5.83%, which included a base LIBOR rate, a forward rate based on the credit default swap rate of UBS as of December 31, 2008 and a liquidity premium of 200 basis points.

For the period ending December 31, 2009, we utilized a discounted cash flow model using a time period of six months representing the period from December 31, 2009 to the earliest date we can expect to be able to redeem the Put right (June 30, 2010), and a discount rate of 2.13%, which included a base LIBOR rate, a forward rate based on the credit default swap rate of UBS as of December 31, 2009, and a liquidity premium of 100 basis points. The resulting fair value of the Put right was estimated to be $11.1 million.

Derivative Instruments

Our derivative instruments, primarily foreign currency forward contracts, are recognized as assets or liabilities at fair value. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. Our foreign currency forward contracts are structured to expire on the last day of each quarter, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends and, accordingly, their fair value was not significant as of December 31, 2009 and 2008.

Nonrecurring Measurements

We measure certain assets accounted for under the cost method (such as our former investments in privately held companies), at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired.

During 2009, we recorded an impairment charge of $13.6 million related to our investment in Genband. These charges, which are included in "Other income (expense), net, represent the difference between our $15.0 million cost basis in this investment and its estimated fair value of $1.4 million, as we deemed the decline in the value of this asset to be other-than-temporary. In the fourth quarter of 2009, we sold our investment in Genband for its adjusted carrying value of $1.4 million. Also, during the third quarter of 2009 we sold our investment in Broadsoft for $7.3 million, which approximated its carrying value.

Effective January 1, 2009, we must also measure the fair value of our nonfinancial assets and liabilities, including but not limited to, intangible assets, goodwill and restructuring obligations accounted for under the authoritative guidance for exit or disposal cost obligations. We performed our annual impairment test for goodwill on October 1st, which provided no indication of impairment.

Note 5 — Financial Statement Details

Cash, Cash Equivalents and Investments

Cash and cash equivalents consisted of the following as of December 31, 2009:

		Unrealized
	Cost	Loss	Gain	Market
	(Thousands)
Cash and cash equivalents:
Cash	$49,998	$-	$-	$49,998
Money market securities	227,261	-	-	227,261
Total cash and cash equivalents	$277,259	$-	$-	$277,259

Cash and cash equivalents consisted of the following as of December 31, 2008:

		Unrealized
	Cost	Loss	Gain	Market
	(Thousands)
Cash and cash equivalents:
Cash	$21,322	$-	$-	$21,322
Money market securities	188,119	-	-	188,119
Total cash and cash equivalents	$209,441	$-	$-	$209,441

Accounts Receivable, net

Accounts receivable, net consists of the following:

	December 31,
	2009	2008
	(Thousands)
Trade accounts receivable	$165,572	$178,221
Less: Allowance for doubtful accounts and sales returns	8,203	6,591
	$157,369	$171,630

The following details the changes in the allowance for doubtful accounts and sales returns during the years ended December 31, 2009, 2008 and 2007:

	For the Years Ended December 31,
	2009	2008	2007
	(Thousands)
Balance at beginning of year	$6,591	$6,951	$6,411
Current year provision	2,228	1,339	1,335
Write-offs net of recoveries	(616)	(1,699)	(795)
Balance at end of year	$8,203	$6,591	$6,951

Inventories, net

Inventories, net consist of the following:

	December 31,
	2009	2008
	(Thousands)
Raw materials	$16,367	$18,592
Work in process	132	78
Finished goods	6,854	5,034
	$23,353	$23,704

Warranty liability reserve

An analysis of changes in the liability for product warranty costs for the year ended December 31, 2009 is as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$2,602	$1,665	$3,639
Current year provision, net	3,875	2,082	-
Expenditures	(2,885)	(1,145)	(1,974)
Balance at end of year	$3,592	$2,602	$1,665

In the second quarter of 2008, we accrued $2.8 million warranty charge related to our performance and monitoring product line. Based on our experience with customers, along with additional benchmarking of the performance of our product, we determined that the amount of associated costs would be higher than originally anticipated.  Accordingly, in 2009 we revised our cost estimates and recorded an additional net charge of $3.9 million.

Property and Equipment, net

Property and equipment consist of the following:

	December 31,
	2009	2008
	(Thousands)
Manufacturing and development equipment	$90,898	$79,940
Computers, software and other equipment	34,114	33,022
Leasehold improvements	9,881	9,034
Furniture and fixtures	7,844	9,057
Demonstration equipment	2,863	2,435
	145,600	133,488
Less accumulated depreciation and amortization	(110,333)	(98,584)
	$35,267	$34,904

Accrued expenses

Accrued expenses consist of the following:

	December 31,
	2009	2008
	(Thousands)
Accrued expenses and other	$14,853	$15,921
Accrued restructuring	3,107	1,653
Accrued purchase price -mBalance	-	3,629
Accrued warranty costs	3,592	2,602
Accrued foreign currency contract settlements	2,270	4,578
Accrued professional fees and legal accrual	1,550	2,340
Total	$25,372	$30,723

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following:

	December 31,
	2009	2008
	(Thousands)
Foreign currency translation adjustments	$1,818	$878

Note 6 — Derivative Instruments and Hedging Activities

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

The following table shows the notional contract values in local currency and U.S. Dollars of the foreign currency forward contracts outstanding as of December 31, 2009 and 2008, grouped by underlying foreign currency:

	Contracts Outstanding as of December 31, 2009
	In Local Currency		In US Dollars
Euros ("EUR") (contracts to buy EUR/sell US$)	(EUR)	(32,337,000)	$(46,364,791)
Indian rupees ("INR") (contracts to sell INR/buy US$)	(INR)	391,907,000	8,361,575
Malaysian ringgits ("MYR") (contracts to sell MYR/buy US$)	(MYR)	5,925,000	1,727,153
Brazilian reais ("BRL") (contracts to sell BRL/buy US$)	(BRL)	21,919,000	12,472,402
Canadian dollars ("CAD") (contracts to sell CAD/buy US$)	(CAD)	3,741,000	3,566,934
Total			$(20,236,727)

	Contracts Outstanding as of December 31, 2008
	In Local Currency		In US Dollars
Euros ("EUR") (contracts to sell EUR/buy US$)	(EUR)	37,000,000	$52,244,000
Indian rupees ("INR") (contracts to sell INR/buy US$)	(INR)	224,400,000	4,631,579
British pound ("GBP") (contracts to sell GBP/buy US$)	(GBP)	1,700,000	2,484,550
Brazilian reais ("BRL") (contracts to sell BRL/buy US$)	(BRL)	4,000,000	1,714,531
Canadian dollars ("CAD") (contracts to sell CAD/buy US$)	(CAD)	1,400,000	1,155,560
Australian dollars ("AUD") (contracts to sell AUD/buy US$)	(AUD)	300,000	206,400
Total			$62,436,620

The following table shows the average notional contract value in the underlying currency and U.S. Dollars of foreign currency exchange forward contracts outstanding during the year ended December 31, 2009, grouped by underlying foreign currency:

	Average Contracts Outstanding
	during the twelve months ended December 31, 2009
	In Local Currency		In US Dollars
Euros ("EUR") (contracts to sell EUR/buy US$), net	(EUR)	9,555,159	$12,046,149
Indian rupees ("INR") (contracts to sell INR/buy US$)	(INR)	366,397,342	7,542,647
British pound ("GBP") (contracts to sell GBP/buy US$)	(GBP)	916,186	1,407,265
Singapore dollars ("SGD") (contracts to sell SGD/buy US$)	(SGD)	791,323	536,339
Malaysian ringgits ("MYR") (contracts to sell MYR/buy US$)	(MYR)	4,632,836	1,316,484
Australian dollars ("AUD") (contracts to sell AUD/buy US$)	(AUD)	652,603	495,559
Canadian dollars ("CAD") (contracts to sell CAD/buy US$)	(CAD)	713,145	616,068
Mexican peso ("MXN") (contracts to sell MXN/buy US$)	(MXN)	641,405	49,180
Brazilian reais ("BRL") (contracts to sell BRL/buy US$)	(BRL)	5,909,910	3,124,257
Total			$27,133,948

As of December 31, 2009, all of our derivative instruments are maintained with Wells Fargo Bank and potentially subject us to a concentration of credit risk, which may result in credit related losses in the event of the bank's nonperformance. We mitigate this risk by monitoring Wells Fargo's credit ratings published by major rating firms (Fitch, Standard & Poor's, and Moody's). In addition, we monitor Wells Fargo's Credit Default Swap spread on a quarterly basis to assess the bank's default risk relative to its peers.

As discussed above, our foreign currency forward contracts are structured to expire on the last day of the accounting period, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends and, accordingly, their fair value was not significant as of December 31, 2009 and 2008.

The table below provides a summary of the net effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 (in thousands):

		Amount of Net Gain or (Loss)
		Recognized in Results
		of Operations
		Year ended December 31,
Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Location of Gain or (Loss) Recognized in Results of Operations	2009	2008
Foreign currency forward contracts	Other income/(expense), net	$(3,720)	$1,258

The above net gains or losses on the derivative instruments are generally offset or partially offset by a corresponding gain or loss on the underlying hedged transaction (e.g., customer accounts receivable). The gain or loss on both the derivative instrument and the corresponding hedged transaction, as well as the cost of executing the derivative instrument, are reflected in "Other income (expense), net" in the accompanying Consolidated Statements of Operations.

Note 7 — Income Taxes

Income from continuing operations before provision for income taxes is comprised of the following:

	For the Years Ended December 31,
	2009	2008	2007
	(Thousands)

Domestic	$47,133	$58,272	$32,761
Foreign	19,560	8,338	3,211
Total	$66,693	$66,610	$35,972

The provisions for (benefit from) income taxes consist of the following:

	For the Years Ended December 31,
	2009	2008	2007
	(Thousands)
Current:
Federal	$5,736	$23,009	$5,939
State	2,322	3,490	1,099
Foreign	3,198	3,817	2,219
Total current	11,256	30,316	9,257
Deferred:
Federal	7,039	(10,795)	865
State	(437)	(501)	(48)
Foreign	1,433	(980)	(993)
Total deferred	8,035	(12,276)	(176)
Total provision for income taxes	$19,291	$18,040	$9,081

Utilization of net operating loss carryforwards provided a current income tax benefit of $8.3 million and $12.6 million in 2009 and 2008, respectively. We did not utilize any net operating loss carryforwards during 2007.

The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate of 35% to income before provision for income taxes as follows:

	For the Years Ended December 31,
	2009		2008		2007
	(Thousands)
Federal statutory provision	$23,343		$23,314		$12,590
State taxes, net of federal benefit	1,461		2,114		2,309
Research and development credits	(1,710)		(3,727)		(1,748)
Nondeductible equity-based compensation	455		4,091		901
Foreign taxes	134		474		1,194
Domestic production activities deduction	(491)		(894)		-
Tax exempt interest	(319)		(2,128)		(5,482)
Valuation allowance reversal	-		(4,747)		-
Statutory impairment of subsidiary's tax basis
in certain intangible assets	(1,431)		-		-
Other	(2,151)		(457)		(683)
Total provision for income taxes	$19,291	29%	$18,040	27%	$9,081	25%

The components of temporary differences that gave rise to deferred income taxes at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(Thousands)
Deferred tax assets of continuing operations:
Allowance for doubtful accounts	$2,205	$2,221
Inventory write downs	3,641	2,532
Depreciation and amortization	1,674	2,199
Research and development credit carry forward	13,100	11,508
Accrued liabilities	6,956	4,428
Stock-based compensation	9,050	8,319
Deferred revenue	16,100	23,674
Retirement stock	1,101	1,086
Other	5,332	5,264
Net operating loss carry forward	50,267	58,607
Total deferred tax assets	109,426	119,838
Valuation allowance for deferred tax assets	-	-
Total deferred tax assets of continuing operations	$109,426	$119,838

Deferred tax assets of continuing operations:
Current portion	$66,758	$44,253
Long-term portion	42,668	75,585
Total deferred tax assets of continuing operations	$109,426	$119,838

Deferred tax liabilities:
Acquisition-related intangible assets	$8,992	$11,369
Depreciation and amortization	-	-
Total deferred tax liabilities	$8,992	$11,369

Deferred tax liabilities:
Current portion	$-	$-
Long term portion	8,992	11,369
Total deferred tax liabilities	$8,992	$11,369

As of December 31, 2009, we have net operating loss carryforwards of approximately $143.6 million available to offset future taxable income. The utilization of approximately half of these net operating losses in future periods is subject to annual limitations. If certain substantial changes in our ownership should occur in the future, there would be a change in the aforementioned annual limitation on the utilization of the net operating loss carryforwards in periods subsequent to the ownership change. In addition, we have federal and state research and development credit carryforwards of $6.0 million and $3.0 million, respectively, available to offset future tax liabilities. Our net operating loss carryforwards will begin to expire in 2024, if not utilized. Our federal research and development tax credit will begin to expire in 2027, if not utilized, and our state research and development tax credit will begin to expire in 2012, if not utilized.

We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside of the United States. As of December 31, 2009, we have not provided for deferred income tax of approximately $5.1 million related to approximately $28.8 million of cumulative undistributed earnings of our foreign affiliates, as we intend to permanently reinvest these earnings to fund future expansion of these international operations.

We conduct business globally, and as a result, most of our subsidiaries file income tax returns in various domestic and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. During 2008, the Internal Revenue Service ("IRS") completed an examination of tax years 2002 through 2006 and therefore, tax years prior to 2007 are generally no longer subject to adjustment. For our U.S. state tax returns, we are generally no longer subject to examination of tax years prior to 2005 although several jurisdictions have examined income tax filings through later years. During 2009, we favorably settled examinations with the North Carolina Department of Revenue for tax years 2004 through 2007 and the New York State Department of Taxation and Finance for tax years 2004 through 2006. We also received favorable settlements earlier in the year with respect to examinations by the California Franchise Tax Board as well as Texas Comptroller for tax years 2004 through 2006. Our foreign income tax returns are generally no longer subject to examination for tax periods 2004 and prior. An examination by the Brazilian tax authorities of our 2007 and 2008 Brazilian tax returns was also finalized during the fourth quarter of 2009. Our financial statements were adjusted during the course of 2009 to appropriately reflect the outcome of these examinations. Any assessments issued by the relative taxing authorities were less than amounts accrued by us in the financial statements under the authoritative guidance for income taxes. Consequently, settlement of these audits resulted in a discrete tax benefit in the period the audit was settled.

With respect to tax years that remain open to federal, state and foreign examination, we believe that we have made adequate provision in the accompanying Consolidated Financial Statements for any potential adjustments the IRS or other taxing authority may propose with respect to income tax returns filed. We may, however, receive an assessment related to the audit of our U.S. federal, state or foreign income tax returns that exceeds amounts provided for by us. In the event of such an assessment, there exists the possibility of a material adverse impact on our results of operations for the period in which the matter is ultimately resolved or an unfavorable outcome is determined to be more likely than not to occur.

Primarily as the result of the disposition of our former SSG business unit in early 2007, a significant number of employee stock options expired unexercised during 2007, resulting in the exhaustion of our "pool of windfall tax benefits" as of December 31, 2007. As a result, future cancellations or exercises that result in a tax benefit that is less than the related deferred tax asset will increase the amount and volatility of our future effective tax rate, resulting in a reduction of our earnings. As a result of incurring net shortfalls during 2008 and 2007, we recorded $3.4 million and $0.6 million, respectively, of additional provision for income taxes. We did not experience any significant shortfalls or windfalls during 2009 associated with stock compensation.

Note 8 — Uncertain Tax Positions

We account for uncertain tax positions as required by the provisions of the authoritative guidance for income taxes. As of December 31, 2009 and 2008, the total amount of unrecognized income tax benefits from uncertain tax positions was $6.9 million and $8.8 million (including interest and penalties), respectively. The recognition of these benefits would have a material impact on our effective tax rate.

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2009, the total amount of interest and penalties related to the liability for uncertain tax positions was $0.4 million. During the twelve months ended December 31, 2009, we reversed an accrual of interest and penalties of $0.7 million through the provision for income taxes.

The following table shows a reconciliation of our unrecognized tax benefits (excluding interest and penalties of $0.4 million, $1.0 million, and $3.0 million as of December 31, 2009, 2008, and 2007, respectively) from January 1, 2007 through December 31, 2009 (in thousands):

Unrecognized tax benefits as of January 1, 2007	$10,087
Gross amounts of increases in unrecognized tax benefits
as a result of tax positions taken during a prior period	1,240
Gross amounts of decreases in unrecognized tax benefits
as a result of tax positions taken during a prior period	(160)
Gross amounts of increases in unrecognized tax benefits
as a result of tax positions taken during the current period	1,930
Decreases in unrecognized tax benefits relating to settlement
with taxing authorities	(26)
Reductions to unrecognized tax benefits as a result of a lapse
of the applicable statute of limitations	(151)
Unrecognized tax benefits as of January 1, 2008	12,920
Gross amounts of increases in unrecognized tax benefits
as a result of tax positions taken during a prior period	121
Gross amounts of decreases in unrecognized tax benefits
as a result of tax positions taken during a prior period	(500)
Gross amounts of increases in unrecognized tax benefits
as a result of tax positions taken during the current period	1,353
Decreases in unrecognized tax benefits relating to settlement
with taxing authorities	(6,049)
Reductions to unrecognized tax benefits as a result of a lapse
of the applicable statute of limitations	(102)
Unrecognized tax benefits as of January 1, 2009	7,743

Gross amounts of increases in unrecognized tax benefits
as a result of tax positions taken during a prior period	421
Gross amounts of decreases in unrecognized tax benefits
as a result of tax positions taken during a prior period	(392)
Gross amounts of increases in unrecognized tax benefits
as a result of tax positions taken during the current period	1,614
Decreases in unrecognized tax benefits relating to settlement
with taxing authorities	(2,544)
Reductions to unrecognized tax benefits as a result of a lapse
of the applicable statute of limitations	(255)
Gross amounts of increases in unrecognized tax benefits
as a result of foreign exchange	4
Unrecognized tax benefits as of December 31, 2009	$6,591

To the extent we recognize previously unrecognized tax benefits, future tax deductions would be impacted and we have therefore recorded deferred tax assets in the amount of $0.3 million to account for this future benefit.

During the next twelve months, we expect certain events may occur that could allow us to recognize previously unrecognized income tax benefits. These events include the settlement of potential examinations in certain jurisdictions. The range of previously unrecognized benefits that would be recognized if both of these events occur cannot be reasonably estimated at this time, but may have a material impact on our consolidated effective tax rate.

For U.S. federal tax purposes, our tax filings have been examined through 2006 with the exception of certain carryforward tax attributes. Certain tax return filings outside of the United States also remain open to examination by foreign tax authorities, but these filings, and the resulting tax liabilities, are not material to our Consolidated Financial Statements. In addition, many of our state tax return filings remain open to examination by state tax authorities, however, during 2009 we have closed the examination of tax years 2004 through 2007 in North Carolina and 2004 through 2006 in California, New York and Texas. These jurisdictions represent a substantial portion of our total state tax liabilities within the relevant filing periods.

Note 9 — Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(Thousands)
Purchased technology	$42,490	$42,490
Customer relationships	5,730	5,730
Non-compete contracts	-	240
	48,220	48,460
Less: accumulated amortization	(17,942)	(10,757)
Effect of exchange rate changes	739	-
Total intangible assets	$31,017	$37,703

The identifiable intangible assets are amortized over their estimated useful lives. The estimated aggregate amortization expense for intangibles for subsequent years is:

For the Years Ending December 31,	(Thousands)
2010	$7,183
2011	7,183
2012	7,183
2013	7,183
2014	2,101
Thereafter	184
Total	$31,017

Goodwill

As required by the authoritative guidance for intangibles and goodwill, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of certain events in accordance with the provisions of the authoritative guidance for intangibles and goodwill. As of December 31, 2009, no impairment losses were recognized with respect to the goodwill.

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

Balance at December 31, 2007	$22,951
Addition due to the acquisition of mBalance	18,790
Balance at December 31, 2008	41,741
Adjustment related to acquisition of mBalance	(447)
Effect of exchange rate changes	808
Balance at December 31, 2009	$42,102

As more fully discussed in Note 2, in 2008 we recorded $18.8 million of goodwill as a result of the mBalance acquisition. In connection with our acquisition of mBalance in December 2008, in the first quarter of 2009 we recorded an additional income tax receivable related to certain research and development activities conducted prior to our acquisition of mBalance, for which we received a refund during the fourth quarter of 2009. As this related to pre-acquisition transactions, we have reduced the goodwill associated with the purchase of mBalance by a corresponding amount.

Note 10 — Lines of Credit and Notes Payable

In October 2008, Tekelec, together with our Belgian subsidiary, Tekelec International, SPRL, entered into a new credit facility (the "Credit Facility") with Wachovia Bank, National Association ("Wachovia Bank"), which is now owned by Wells Fargo Bank, National Association. Pursuant to the Credit Facility, (i) Tekelec and Tekelec International, SPRL (the "Borrowers") may borrow up to an aggregate principal amount of $50.0 million for general corporate purposes under a three-year revolving credit facility, (ii) the Borrowers may borrow up to $10.0 million of such amount under a swingline subfacility, and (iii) Tekelec may utilize up to $10.0 million under a separate one-year letter of credit facility. In December 2009, we extended the term of this credit facility by one year, moving the maturity date to October 2012. The face value of any letters of credit issued under the facility is 100% secured by cash. As of December 31, 2009, there were no borrowings outstanding under the Credit Facility.

The Credit Facility, other than obligations under the letters of credit, is unsecured except for our pledge of 65% of the outstanding stock of Tekelec International, SPRL and of two other Tekelec subsidiaries, Tekelec do Brasil Ltda. and Tekelec France SAS.

Borrowings under the Credit Facility by Tekelec for revolving loans in U.S. Dollars, bear interest, at Tekelec's election, at the base rate, calculated at the higher of the prime rate and the federal funds rate plus one half of 1%, or at Wachovia Bank's LIBOR rate plus the applicable margin for the one, two or three month interest period selected by Tekelec. Borrowings by Tekelec International, SPRL for revolving loans in Euros, bear interest at the Wachovia Bank's LIBOR rate plus the applicable margin for the one, two or three month interest period selected by Tekelec International, SPRL. Tekelec is also required to pay certain fees, including (i) a commitment fee equal to 0.50% of the aggregate revolving credit commitment, which was paid at the closing, (ii) an undrawn fee (currently 0.25% per annum) of the average daily unused portion of the revolving credit commitment, payable quarterly in arrears, and (iii) fees in connection with letters of credit, including fees of 0.50% per year on the face amounts thereof.

The Credit Facility imposes certain financial covenants and other restrictions. These include, without limitation, requirements that we deliver certain financial statements and information, maintain certain insurance coverage and comply with certain financial covenants. The Credit Facility also restricts us from taking certain actions without the consent of the Bank, including without limitation restrictions on incurring other senior indebtedness, making certain investments or dividends or distributions, entering into certain mergers, consolidations or acquisitions, altering in any material respect the general nature of our business, creating security interests in or liens on assets, and engaging in certain transactions with affiliates or taking actions that impair the security interests granted under the Credit Facility. Amortization of deferred financing costs associated with the Credit Facility was approximately $213,000 for the year ended December 31, 2009 and is recorded in interest expense.

Our credit facility with Wells Fargo Bank of California expired on December 15, 2008 and was amended on its expiration date so that it is solely a letter of credit facility in the maximum amount of $5.0 million. As of December 31, 2009, there were approximately $2.6 million in borrowings outstanding under the Wells Fargo Bank of California credit facility, all of which represented outstanding letters of credit and were fully cash collateralized by Tekelec. This letter of credit facility has expired as of December 31, 2009, and any new letters of credit will be opened under the Credit Facility discussed above.

Note 11 — Convertible Debt

As of December 31, 2007, we had $125.0 million outstanding of our 2.25% Senior Subordinated Convertible Notes due 2008 (the "Notes"). The Notes matured on June 15, 2008, and were repaid in accordance with their terms. Interest expense related to the Notes, including amounts relating to the amortization of related deferred financing costs, was $1.9 million and $3.6 million for 2008 and 2007, respectively.

Note 12 — Commitments and Contingencies

We lease our office and manufacturing facilities together with certain office equipment under operating lease agreements. Lease terms have various expiration dates through July 2018. Certain building leases contain options for renewal for additional periods and are subject to periodic increases. The lease for our largest facility in Morrisville, North Carolina was extended in August 2009 and expires in July 2018.

Rent expense, including any applicable rent escalations and rent abatements, is recognized on a straight-line basis. Total rent expense was approximately $7.6 million, $7.7 million and $6.7 million for 2009, 2008 and 2007, respectively.

Minimum annual non-cancelable lease commitments at December 31, 2009 are:

For the Years Ending December 31,	(Thousands)
2010	$7,163
2011	5,238
2012	4,793
2013	6,282
2014	6,079
Thereafter	17,817
Total	$47,372

We have agreements with several of our vendors to purchase specified quantities of goods or services at agreed upon prices in the future. As of December 31, 2009, these unconditional purchase obligations and open purchase orders total approximately $21.9 million and will be settled in 2010. We provide a provision for losses in instances where we expect to incur losses due to our purchase commitments exceeding our normal or projected inventory requirements. At December 31, 2009 and 2008 we have reserved approximately $1.9 million and $1.0 million, respectively, related to purchase commitments exceeding projected requirements.

Indemnities, Commitments and Guarantees

In the normal course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to our customers in connection with the sale of our products and licensing of our technology, indemnities for liabilities associated with the infringement of other parties' technology based upon our products and technology, guarantees of timely performance of our obligations, indemnities related to the reliability of our equipment, and indemnities to our directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and, in certain cases, is indefinite. Many of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded a liability for these indemnities, commitments or guarantees in the accompanying Consolidated Balance Sheets because future payment is not probable.

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

Note 13 — Stock-Based Compensation and Employee Benefit Plans

Overview of Employee Stock-Based Compensation Plans

As of December 31, 2009, excluding our employee stock purchase plan described below, we have five stock-based employee compensation plans with a maximum term of ten years (the "Plans"). Share-based awards are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. The number and frequency of share-based awards are based on competitive practices, our operating results and government regulations.

Under the Plans, there are approximately 32.4 million shares of our common stock authorized for issuance, of which approximately 4.2 million shares are available for issuance as of December 31, 2009. The Plans permit the granting of incentive stock options, nonstatutory stock options, stock-settled or cash-settled stock appreciation rights ("SARs"), restricted stock and restricted stock units ("RSUs") to employees, as well as non-employee directors. The terms of equity-based instruments granted under the Plans are determined at the time of grant. Such instruments generally vest ratably over one to four year periods. The Compensation Committee of our Board of Directors has the discretion to utilize different vesting schedules. The strike price on options and stock-settled stock appreciation rights may not be less than the fair market value per share on the date of grant.

Upon the exercise of stock options or stock-settled stock appreciation rights, the exercise of the right to purchase shares under our employee stock purchase plan or vesting of restricted stock units, we issue new shares of our common stock. As a California corporation, we do not have the option to repurchase shares to provide source for settling our equity awards.

Stock-Based Awards - Stock Options / SARs

The following table sets forth the summary of option and SAR activity under our Plans for the year ended December 31, 2009 (shares and dollars in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Life (years)	Value
Outstanding at December 31, 2008	7,707	$17.50
Options and SARs granted	237	$12.26
Options exercised	(1,009)	$12.44
Options cancelled/forfeited/expired	(940)	$17.23
Outstanding at December 31, 2009	5,995	$18.19	1.99	$5,182

Vested and expected to vest at December 31, 2009 (1)	5,963	$18.21	1.98	$5,133

Exercisable at December 31, 2009	5,228	$18.74	1.65	$4,098

(1) The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of our common stock on December 31, 2009 of $15.28 and the exercise price for in-the-money options and SARs) that would have been received by the holders if all instruments had been exercised on December 31, 2009. As of December 31, 2009, there was $3.2 million of unrecognized compensation cost related to our unvested stock options and SARs, which is expected to be recognized over a weighted average period of 2.3 years. As discussed above, our current practice is to issue new shares to satisfy option and SAR exercises.

Other information pertaining to stock-based awards of options and SARs for the fiscal years ended December 31, 2009, 2008 and 2007, was as follows (in thousands, except per share data):

	Years ended December 31,
	2009	2008	2007
Weighted average grant date fair value per share of options and SARs granted	$3.92	$5.71	$5.06
Total intrinsic value of options and SARs exercised	3,670	4,327	8,503

Stock-Based Awards - RSUs / Restricted Stock

The following table sets forth a summary of RSU and Restricted Stock activity under our Plans for the year ended December 31, 2009 (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2008	1,654	$13.62
Awarded	981	12.55
Vested	(554)	13.60
Forfeited	(343)	13.79
Outstanding as of December 31, 2009	1,738	$12.99

As of December 31, 2009, there was $15.6 million of unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted average period of 2.0 years.

Other information pertaining to stock-based awards of RSUs for the fiscal years ended December 31, 2009, 2008 and 2007, was as follows (in thousands, except per share data):

	Years ended December 31,
	2009	2008	2007
Weighted average grant date fair value per share of RSUs granted	$12.55	$13.70	$13.76
Total intrinsic value of RSUs vested	7,287	4,842	4,903

Employee Stock Purchase Plan

We sponsor the Amended and Restated Tekelec 2005 Employee Stock Purchase Plan (the "2005 ESPP"), under which 1.5 million shares of our common stock have been authorized for issuance. The 2005 ESPP provides for an automatic annual increase in the number of shares authorized and reserved for issuance on each August 1 during its ten-year term. Each such increase is equal to the lesser of (i) 500,000 shares, (ii) a number of shares equal to 1% of the number of outstanding shares of our common stock as of the date of the increase, and (iii) an amount determined by our Board of Directors. Under the 2005 ESPP, as amended, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock at 85% of the lower of the market price per share at the beginning of each six-month offering period.

During 2009, 2008 and 2007, approximately 144,000, 138,000 and 237,000 shares, respectively, were purchased under our employee stock purchase plan in effect during the given year at weighted average purchase prices of $10.73, $10.15 and $9.33, respectively. At December 31, 2009 and 2008, there were approximately 678,000, and 822,000 shares, respectively, available for future purchases.

The following table sets forth a summary of employee withholding and purchase activity related to the 2005 ESPP for the year ended December 31, 2009:

Value in
Thousands
As of December 31, 2008	$668
Employee withholdings net of employee withdrawals or forfeitures	1,478
Employee purchases of common stock	(1,545)
As of December 31, 2009	$601

Based upon 85% of the lower of the market price per share at the beginning of the current offering period of $18.52 on August 1, 2009 and our stock price as of December 31, 2009 of $15.28, approximately 46,000 shares could be purchased based upon employee withholdings as of December 31, 2009. As of December 31, 2009, there was approximately $37,000 of unrecognized compensation cost related to our employee stock purchase plan which will be expensed in the first quarter of 2010. The ultimate number of shares to be purchased and the expense to be recognized under our employee stock purchase plan will vary based upon, among other factors, fluctuations in the fair market value of our common stock and employee participation levels.

Stock-Based Compensation Valuation and Expense

Effective January 1, 2006, we account for our employee stock-based compensation plans using the fair value method, as prescribed by the authoritative guidance for stock compensation. Accordingly, we estimate the grant date fair value of our stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. To estimate the fair value of our stock option awards and employee stock purchase plan shares we currently use the Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models available today, including future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by our employees may vary significantly from the amounts expensed in our financial statements. For restricted stock or restricted stock unit awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize this fair value to compensation expense over the requisite service period or vesting term.

Prior to the second quarter of 2007, our stock-based awards had been service-based only. In 2007, we began awarding our senior executive officers RSUs that also contain performance-based criteria. Such criteria tie the number of RSUs that would become eligible for vesting to our future financial and/or operating performance, and the RSUs that become eligible for vesting are subject to a vesting period of four years with vesting conditional on continued employment. We expect that our Compensation Committee in the future may continue increasing the use of performance-based conditions in connection with the awards of equity incentives to our executive officers, as well as to our other senior level employees. The expense with respect to performance based grants is accrued in accordance with the guidance for stock compensation. To the extent that we believe it is probable that the performance goals will be achieved, the expense associated with performance-based grants is accrued according to the vesting schedule of the award beginning in the period when achievement is considered probable. We reassess the probability of the performance conditions being achieved at each reporting period, and adjust the accrual for subsequent changes in the estimated or actual outcome.

As of December 31, 2009, none of our outstanding RSUs were performance-based as we reached the end of the performance periods in 2009 and the number of shares eligible for vesting was adjusted according to actual outcome. Earned but unvested shares remain subject to vesting over periods ranging from two months to twenty-six months as of

December 31, 2009. The following table summarizes information about shares granted, forfeited, earned and remaining unvested under our performance grants as of December 31, 2009 (shares):

				Unvested as of
	Granted	Forfeited	Earned	December 31, 2009
2007 Performance-based grants	100,000	10,000	90,000	45,000
2008 Performance-based grants	217,500	122,967	94,533	94,533
2009 Performance-based grants	470,625	191,984	278,641	278,641
Total	788,125	324,951	463,174	418,174

The authoritative guidance for stock compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures were estimated based on historical experience and we expect forfeitures to be 4% annually. Stock-based compensation expense was recorded net of estimated forfeitures for the years ended December 31, 2009, 2008 and 2007 such that expense was recorded only for those stock-based awards that are expected to vest.

The authoritative guidance for stock compensation also requires that cash flows resulting from the gross benefit of tax deductions related to stock-based compensation in excess of the grant date fair value of the related stock-based awards be presented as part of cash flows from financing activities. This amount is shown as a reduction to cash flows from operating activities and an increase to cash flow from financing activities.

Total stock-based compensation expense recognized in years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	Option and
	SAR Grants
	and Stock	Restricted
	Purchase	Stock
Income Statement Classifications	Rights	and RSUs	Total
Year ended December 31, 2009
Cost of goods sold	$386	$664	$1,050
Research and development	676	1,041	1,717
Sales and marketing	679	2,447	3,126
General and administrative	2,292	5,352	7,644
Total continuing operations	$4,033	$9,504	$13,537

Year ended December 31, 2008
Cost of goods sold	$851	$424	$1,275
Research and development	1,460	681	2,141
Sales and marketing	1,305	1,545	2,850
General and administrative	2,601	4,431	7,032
Total continuing operations	$6,217	$7,081	$13,298

Year ended December 31, 2007
Cost of goods sold	$1,441	$214	$1,655
Research and development	2,668	175	2,843
Sales and marketing	2,598	771	3,369
General and administrative	4,212	3,603	7,815
Total continuing operations	10,919	4,763	15,682
Discontinued operations	2,798	(159)	2,639
Total	$13,717	$4,604	$18,321

As of December 31, 2009, there was approximately $18.8 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to our non-vested share-based payment arrangements (i.e., stock options, SARs, RSUs, ESPP shares, etc.) Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. This cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

The total income tax benefit recognized in the accompanying Consolidated Statements of Operations for share-based compensation arrangements was approximately $5.1 million, $5.1 million and $6.0 million for 2009, 2008 and 2007, respectively. No compensation cost was capitalized as part of inventory or fixed assets during fiscal 2009, 2008 and 2007.

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

Expected Life

The expected life represents the period that the stock option awards are expected to be outstanding. We use the simplified method of estimating the expected life as prescribed by the SEC Materials section of the authoritative guidance for stock compensation, by taking the average between time to vesting and the contract life of the award. Therefore, the expected term assumption was estimated for each individual grant using the simplified method as an average between time to vesting and the contractual term of the award.

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

The weighted average assumptions used to value option/SAR grants and purchase rights under our 2005 ESPP were as follows:

Weighted average assumptions used to value option and SAR grants:
	Years ended December 31,
	2009	2008	2007
Expected life (in years)	4.3	4.3	4.1
Expected volatility	38%	38%	37%
Risk free interest rate	1.7%	3.1%	4.7%
Expected dividend yield	0%	0%	0%

Weighted average assumptions used to value purchase rights under ESPP:
	Years ended December 31,
	2009	2008	2007
Expected life (in years)	0.5	0.5	0.5
Expected volatility	38.0-40.5%	36.7-38.0%	32.0-36.0%
Risk free interest rate	0.28-0.39%	1.88-2.15%	5.0-5.2%
Expected dividend yield	0%	0%	0%

Employee 401(k) Plan

We sponsor a 401(k) tax-deferred savings plan to provide retirement benefits for our employees. In the United States, regular employees can participate in the Tekelec 401(k) Plan (the "Plan"). Participants may generally authorize up to 50% of their compensation to be invested in employee-elected investment funds managed by an independent trustee, subject to certain annual contribution limitations determined by the IRS. We match a portion of employee contributions, currently 50% of the employees' first 12% of payroll deductions. During 2009, 2008 and 2007, our contributions to the Plan, net of forfeitures, amounted to $2.7 million, $2.9 million and $3.5 million, respectively.

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

Note 15 — Earnings Per Share - Continuing Operations

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings from continuing operations per share computations for the years ended December 31, 2009, 2008 and 2007:

	Income from
	Continuing
	Operations	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(Thousands, except per share amounts)
For the Year Ended December 31, 2009:
Basic income from continuing operations per share	$47,402	66,900	$0.71
Effect of dilutive securities	-	751
Diluted income from continuing operations per share	$47,402	67,651	$0.70

For the Year Ended December 31, 2008:
Basic income from continuing operations per share	$48,570	66,307	$0.73
Effect of dilutive securities	1,085	3,552
Diluted income from continuing operations per share	$49,655	69,859	$0.71

For the Year Ended December 31, 2007:
Basic income from continuing operations per share	$26,891	69,531	$0.39
Effect of dilutive securities	2,324	7,265
Diluted income from continuing operations per share	$29,215	76,796	$0.38

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

	For the Years Ended December 31,
	2009	2008	2007
	(Thousands)
Weighted average number of stock options and SARs excluded
due to the exercise price exceeding the average fair value of our
Common Stock during the period	5,202	7,068	10,905

There were no transactions subsequent to December 31, 2009, which, had they occurred prior to January 1, 2010, would have changed materially the number of shares in the basic or diluted earnings per share computations.

Note 16 — Operating Segment Information

As a result of the divestitures discussed in Note 2 to our Consolidated Financial Statements and other organizational changes made in 2007, our management structure and responsibilities, as well as our management reporting methods, changed, leading to elimination of our reportable segments as defined by the authoritative guidance for segment reporting. We will continue to present enterprise-wide disclosure information as required by the above guidance.

Enterprise Wide Disclosures

The following tables set forth revenues from external customers by our principal product lines, as well revenues by domestic versus international region (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
	(Thousands)
Product revenues:
Eagle and other signaling products	$244,144	$256,733	$241,324
Number portability products	33,674	41,827	26,070
Performance management and
monitoring products	43,065	21,855	36,306
Total product revenues	320,883	320,415	303,700
Warranty revenues	85,293	73,822	71,554
Professional and other services
revenues	63,085	66,327	56,546
Total revenues	$469,261	$460,564	$431,800

	For the Years Ended December 31,
	2009	2008	2007
	(Thousands)
United States	$183,430	$163,724	$168,135
International (1)	285,831	296,840	263,665
Total revenues	$469,261	$460,564	$431,800

(1) For 2008, international revenues include revenues from Brazil of $50.9 million, or 11% of total revenue.

In 2009, sales to AT&T represented 14% of our revenues, and sales to Verizon represented 10% of our revenues. Additionally, combined sales to the Orange Group and an affiliate represented 10% of our revenues in 2009, 2008 and 2007. In 2007, combined sales to the subsidiaries of Carso Global Telecom (Telefonos De Mexico and America Movil) represented 12% of our total revenues; sales to AT&T represented 10% of our total revenues.

The following table sets forth, as of December 31, 2009 and 2008, our long-lived assets including net property and equipment, investments in privately held companies and other assets by geographic area:

	2009	2008
	(Thousands)
United States	$29,587	$53,972
Other	7,341	4,644
Total long-lived assets	$36,928	$58,616

Note 17 — Quarterly Financial Summary (Unaudited) (in thousands, except per share amounts)

The following tables present selected quarterly financial data for 2009 and 2008:

	Quarters
For the Year Ended December 31, 2009	First	Second	Third	Fourth
	(Thousands, except per share data)
Revenues	$116,658	$114,183	$114,914	$123,506
Gross profit	74,792	76,304	76,283	83,261
Income from continuing operations
before provision for income taxes(1)	17,914	16,979	10,774	21,026
Net income	12,365	9,753	9,401	15,883

Earnings per share:
Basic	$0.19	$0.15	$0.14	$0.24
Diluted	0.18	0.14	0.14	0.23

Weighted average number of shares outstanding:
Basic	66,285	66,744	67,215	67,355
Diluted	66,869	67,502	68,022	68,208

	Quarters
For the Year Ended December 31, 2008	First	Second	Third	Fourth
	(Thousands, except per share data)
Revenues	$118,243	$116,422	$105,996	$119,903
Gross profit	77,710	73,443	71,634	81,010
Income from continuing operations
before provision for income taxes(2)	19,723	15,497	14,559	16,831
Income from discontinued operations, net of taxes	1,618	-	3,755	1,096
Net income	13,481	15,318	12,373	13,867

Earnings per share from continuing operations:
Basic	$0.18	$0.23	$0.13	$0.19
Diluted	0.17	0.22	0.13	0.19

Earnings per share from discontinued operations:
Basic	$0.02	$-	$0.06	$0.02
Diluted	0.02	-	0.06	0.02

Earnings per share:
Basic	$0.20	$0.23	$0.19	$0.21
Diluted	0.19	0.22	0.19	0.21

Weighted average number of shares outstanding:
Basic	67,517	65,638	65,961	66,113
Diluted	74,199	71,953	66,763	66,521

(1)

Restructuring charges for the three months ended December 31, 2009 were $3.0 million. Warranty charges for the three month ended March 31, 2009 were $5.0 million. During the three months ended December 31, 2009 we changed our estimate of the total warranty related costs, resulting in a reduction of expense of $1.1 million.

(2)

IPR&D charges resulting from acquisitions were $2.7 million and $3.0 million for the three months ended March 31, 2008 and December 31, 2008. Restructuring charges for the three months ended March 31, 2008, June 30, 2008, and December 31, 2008 were ($0.1) million, $0.3 million, and $0.9 million, respectively. Warranty charges for the three months ended June 30, 2008 were $2.8 million.

EXHIBIT INDEX

Exhibit
Number	Description

10.8

Fifth Amendment and First Extension Option, dated as of December 30, 2009, to Credit Agreement, by and among the Registrant, Tekelec International, SPRL, the lenders from time to time parties thereto, and Wachovia Bank, National Association      PDF as a courtesy

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