Form 10-Q
period 2010-03-31
TEKELEC
filed 2010-05-06
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2010, there were 68,319,222 shares of the registrant’s common stock, without par value, outstanding.

TEKELEC

FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TEKELEC
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$307,277	$277,259
Trading securities, at fair value	71,008	81,788
Put right, at fair value	8,529	11,069
Accounts receivable, net	135,423	157,369
Inventories	25,974	23,353
Income taxes receivable	—	1,617
Deferred income taxes, current	61,082	66,758
Deferred costs and prepaid commissions	47,637	56,645
Prepaid expenses	5,879	7,007
Other current assets	4,459	1,943

Total current assets	667,268	684,808
Property and equipment, net	33,266	35,267
Deferred income tax assets, net, noncurrent	39,153	39,153
Other assets	1,600	1,661
Goodwill	40,758	42,102
Intangibles assets, net	27,988	31,017

Total assets	$810,033	$834,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,433	$28,114
Accrued expenses	19,944	25,372
Accrued compensation and related expenses	24,183	40,980
Current portion of deferred revenues	134,004	149,065
Income taxes payable, current	2,145	—

Total current liabilities	203,709	243,531

Deferred income tax liabilities, noncurrent	4,630	5,477
Long-term portion of deferred revenues	4,889	5,590
Other long-term liabilities	5,016	4,863

Total liabilities	218,244	259,461

Commitments and Contingencies (Note 8)

Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 68,154,268 and 67,382,600 shares issued and outstanding, respectively	338,973	330,909
Retained earnings	255,538	241,820
Accumulated other comprehensive income (loss)	(2,722)	1,818

Total shareholders’ equity	591,789	574,547

Total liabilities and shareholders’ equity	$810,033	$834,008

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2010	2009
	(Thousands, except per share data)
Revenues	$115,991	$116,658
Cost of sales:
Cost of goods sold	38,604	40,349
Amortization of purchased technology	1,533	1,517

Total cost of sales	40,137	41,866

Gross profit	75,854	74,792

Operating expenses:
Research and development	22,809	25,852
Sales and marketing	17,437	17,296
General and administrative	13,150	13,423
Amortization of intangible assets	230	318

Total operating expenses	53,626	56,889

Income from operations	22,228	17,903

Other income (expense), net:
Interest income	142	370
Interest expense	(67)	(55)
Unrealized gain on investments carried at fair value, net	80	1,114
Foreign currency gain (loss), net and other	(1,100)	(1,418)

Total other income (expense), net	(945)	11

Income before provision for income taxes	21,283	17,914
Provision for income taxes	7,565	5,549

Net income	$13,718	$12,365

Earnings per share:
Basic	$0.20	$0.19
Diluted	0.20	0.18

Weighted average number of shares outstanding:
Basic	67,636	66,285
Diluted	68,766	66,869
See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2010	2009
	(Thousands)
Net income	$13,718	$12,365
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,540)	(1,104)

Comprehensive income	$9,178	$11,261

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2010	2009
	(Thousands)
Cash flows from operating activities:
Net income	$13,718	$12,365
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain on ARS portfolio and Put right, net	(80)	(1,114)
Provision for (recovery of) doubtful accounts and returns	(489)	—
Provision for warranty	(347)	5,000
Inventory write downs	1,180	810
Loss on disposals of fixed assets	53	51
Depreciation	4,108	4,574
Amortization of intangibles	1,763	1,835
Amortization, other	238	188
Deferred income taxes	4,943	1,014
Stock-based compensation	3,296	3,312
Excess tax benefits from stock-based compensation	(819)	(148)
Changes in operating assets and liabilities:
Accounts receivable	21,083	35,857
Inventories	(3,866)	(3,324)
Deferred costs	8,452	6,706
Prepaid expenses	841	(294)
Other current assets	(2,455)	855
Accounts payable	(4,511)	487
Accrued expenses	(4,919)	(5,179)
Accrued compensation and related expenses	(16,631)	(15,639)
Deferred revenues	(14,591)	(24,132)
Income taxes receivable	1,617	—
Income taxes payable	2,292	(1,401)

Total adjustments	1,158	9,458

Net cash provided by operating activities — continuing operations	14,876	21,823
Net cash used in operating activities — discontinued operations	—	(184)

Net cash provided by operating activities	14,876	21,639

Cash flows from investing activities:
Proceeds from sales and maturities of investments	13,400	4,250
Purchases of property and equipment	(2,403)	(6,000)

Net cash provided by (used in) investing activities	10,997	(1,750)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,050	2,368
Payments of net share-settled payroll taxes related to equity awards	(2,282)	(1,070)
Excess tax benefits from stock-based compensation	819	148

Net cash provided by financing activities	5,587	1,446

Effect of exchange rate changes on cash	(1,442)	778

Net change in cash and cash equivalents	30,018	22,113
Cash and cash equivalents, beginning of period	277,259	209,441

Cash and cash equivalents, end of period	$307,277	$231,554

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation and Changes in Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of Tekelec and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our consolidated financial condition and consolidated results of operations. The results of operations for the current interim period are not necessarily indicative of results for the current year. Certain prior period amounts have been reclassified in order to conform to current period’s presentation.
     We operate under a thirteen-week quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 are for the thirteen weeks ended April 2, 2010 and April 3, 2009, respectively.
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2009.
Recent Accounting Pronouncements
Revenue Recognition for Arrangements with Multiple Deliverables
     In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. As a result, these arrangements are accounted for in accordance with the new, “non-software” guidance for arrangements with multiple deliverables.
     The FASB also amended the accounting standards for revenue recognition for arrangements with multiple deliverables. The new authoritative guidance for arrangements with multiple deliverables requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. It also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if vendor-specific objective evidence is not available; and (3) best estimated selling price (“BESP”) if neither vendor-specific nor third-party evidence is available. The new guidance eliminates the residual method of allocation for multiple-deliverable revenue arrangements which we used historically when we applied the software revenue recognition guidance to our multiple element arrangements.
     We elected to early adopt, as permitted, the new authoritative guidance on January 1, 2010, on a prospective basis for applicable transactions originating or materially modified after January 1, 2010. As substantially all of our telecommunications products include both tangible products and software elements that function together to deliver the tangible product’s essential functionality, the existing software revenue recognition guidance no longer applies to the majority of our transactions. The adoption of the new, non-software revenue recognition guidance did not have a material impact on the timing, pattern, or amount of revenue recognized in the first quarter of 2010, primarily due to (i) the majority of the first quarter revenue being derived from the backlog of orders which were received prior to January 1, 2010 and therefore not falling under the new non-software revenue recognition guidance, and (ii) the new, non-software revenue recognition guidance not differing significantly from the software revenue recognition guidance when applied to acceptance based arrangements and arrangements that are received and fulfilled within the same quarter. Based on currently available information, we anticipate that the impact of adopting this guidance on revenue recognition in future periods will not be material. However, this assessment may change because such impacts depend on terms and conditions of arrangements in effect in those future periods.
     The new guidance does not generally change the units of accounting for our revenue transactions. Most of our products and services qualify as separate units of accounting. Substantially all of our revenues are derived from sales or licensing of our (i) telecommunications products, (ii) professional services including installation, training, and consulting services, and (iii) warranty-related support, comprised of telephone support, repair and return of defective products, and product updates. Our customers generally purchase a combination of our products and services as part of a multiple deliverable arrangement, and many of our arrangements have both software and non-software components that function together to deliver the product’s essential functionality. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.
     For substantially all of our arrangements, we defer warranty and professional services revenue, and recognize revenue for all products in an arrangement when persuasive evidence of an arrangement exists and delivery of the last product has occurred, provided the fee is fixed or determinable, and collection is deemed probable. In instances where final acceptance of the product is based on customer specific criteria, revenue is deferred until the earlier of the receipt of customer acceptance or the expiration of acceptance period. Warranty revenue is recognized ratably over the term of the standard warranty based on the number of days of warranty coverage during each period. Professional services revenue is typically recognized upon completion of the services for fixed-fee service arrangements, as these services are relatively short-term in nature (typically several weeks, or in limited cases, several months). For service arrangements that are billed on a time and material basis, we recognize revenue as the services are performed.
     For transactions entered into prior to January 1, 2010 and not materially modified after that date, we recognize revenue based on the existing software revenue recognition guidance, historically referred to as SOP 97-2 “Software Revenue Recognition” (“SOP 97-2”). Under this guidance, the entire fee from the arrangement is required to be allocated to each respective element based on its relative selling price using VSOE. Sales of our products always include at least a year of warranty coverage. Since we do not sell our products separately from this warranty coverage, and we rarely sell our products on a standalone basis, we are unable to establish VSOE for our telecommunications products. Accordingly, we utilize the residual method to allocate revenue to each of the elements of an arrangement. Under the residual method, we allocate the total fee in an arrangement first to the undelivered elements (i.e. typically professional services and warranty services) based on VSOE of those elements, and the remaining, or “residual” portion of the fee to the delivered elements (typically the product or products).
     For transactions entered into after January 1, 2010, we recognize revenue based on the new non-software revenue recognition guidance. We allocate consideration to each deliverable in an arrangement based on its relative selling price. We follow a hierarchy to allocate the selling price of VSOE, then TPE and finally BESP. Because we rarely sell our products on a stand-alone basis or without warranty coverage as discussed above, we are not able to establish VSOE for our telecommunications products. Additionally, we generally expect that we will not be able to establish TPE due to the nature of our products and the markets in which we compete. Accordingly, we expect the selling price of our proprietary hardware and software products to be based on our BESP. For third party off the shelf hardware products, we utilize TPE, as there is a well established market price for these products. We have established VSOE for our services and maintenance offerings and, therefore, we utilize VSOE for these elements.
     Since the adoption of the new guidance, we have primarily used the same information used to set pricing strategy to determine BESP. The Company has corroborated the BESP with our historical sales prices, the anticipated margin on the deliverable, the selling price and profit margin for similar deliverables and the characteristics of the varying geographical markets in which the deliverables are sold. We plan to analyze the selling prices used in our allocation of arrangement consideration at least semi-annually. Selling prices will be analyzed more frequently if a significant change in our business necessitates a more timely analysis.
     Each deliverable within our multiple deliverable revenue arrangements is accounted for as a separate unit of accounting under the new guidance if both of the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis; and (ii) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if the item is sold separately by us or another vendor or if the item could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to delivered products. Deliverables not meeting these criteria are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting.
     For the reasons discussed above, the timing of the revenue recognized in the first quarter of 2010 would not have been significantly different if we had recorded it under the previously issued guidance. Accordingly, the $25.5 million of revenue recognized under the new revenue guidance noted in the table below approximate the revenue that would have been recognized under SOP 97-2. The following table shows the total revenue for the three months ended March 31, 2010 recognized and deferred according to the software and the new non-software revenue recognition guidance (in thousands):

	Revenue	Deferred
	Recognized	Revenue
New non-software revenue recognition guidance	$25,535	$3,355
Existing software revenue recognition guidance	90,456	135,538

Total	$115,991	$138,893

Fair Value Measurements and Disclosures
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06 “Improving Disclosures about Fair Value Measurements”. This Update amends the authoritative guidance for fair value measurements and disclosures by adding new disclosure requirements with respect to transfers in and out of Levels 1 and 2 fair value measurements, as well as by requiring gross basis disclosures for purchases, sales, issuances, and settlements included in the reconciliation of Level 3 fair value measurements. This Update also amends the authoritative guidance by providing clarifications to existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted.
     We adopted this new guidance, including the guidance related to the disclosures about purchases, sales, issuances, and settlements in the roll forwards of activity in Level 3 fair value measurements, beginning first quarter of our 2010 fiscal year. The adoption of this guidance did not have a material impact on our financial position or results of operations.
Note 2 — Restructuring and Other Costs
     The following table provides a summary of our restructuring activities and the remaining obligations as of March 31, 2010 (in thousands):

Severance
Costs and
Related
Benefits
Restructuring obligations, December 31, 2009	$3,107
Cash payments	(920)
Effect of exchange rate changes	(123)

Restructuring obligations, March 31, 2010	$2,064

     Restructuring obligations are included in “Accrued expenses” in the accompanying unaudited condensed consolidated balance sheets. We anticipate settling all of our restructuring obligations during 2010. This is based on our current best estimate, which could change materially if actual activity differs from what is currently expected.

Note 3 — Fair Value of Financial Instruments
Recurring Measurements
     We measure certain financial assets and liabilities at fair value on a recurring basis. The fair value of our cash, cash equivalents, accounts receivable and accounts payable approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments. The following table sets forth our financial instruments carried at fair value as of March 31, 2010 and December 31, 2009 (in thousands):

	Financial Instruments
	Carried at Fair Value
	March 31,	December 31,
	2010	2009
Assets:
Cash equivalents	$237,269	$227,261
Trading securities	71,008	81,788
Put right	8,529	11,069

Total assets	$316,806	$320,118

     The following table sets forth our financial instruments carried at fair value within the fair value hierarchy using the lowest level of input as of March 31, 2010 (in thousands):

	Financial Instruments
	Carried at Fair Value
	Quoted prices	Significant other	Significant
	in active markets	observable	unobservable
	for identical items	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$237,269	$—	$—	$237,269
Long-term trading securities, at fair value	—	—	71,008	71,008
Put right, at fair value	—	—	8,529	8,529

Total assets	$237,269	$—	$79,537	$316,806

     In addition to these financial assets, we entered into foreign currency forward contracts on the last day of our quarter; therefore, the fair value was not significant as of March 31, 2010.
     The following table sets forth a summary of changes in the fair value of our Level 3 financial assets for the three months ended March 31, 2010:

	Level 3
	Financial Assets
	Auction Rate	Put
	Securities	Right
Balance, beginning of period	$81,788	$11,069
Transfers to Level 3	—	—
Purchases	—	—
Redemptions	(13,400)	—
Realized gain on sales	—	—
Unrealized gains (losses) on securities held at period end (1)	2,620	(2,540)

Balance, end of period	$71,008	$8,529

(1)	Included in Other income (expense), net in the accompanying unaudited consolidated condensed statements of operations.

Trading Securities and Put Right
     As of March 31, 2010 and December 31, 2009, we held $71.0 million and $81.8 million of auction rate securities (“ARS”), respectively, recorded at estimated fair value. These estimated fair values represent declines of $8.6 million and $11.2 million, respectively, below our cost basis. All of our ARS are AAA, AA or A rated by one or more of the major credit rating agencies and are principally collateralized by student loans. At March 31, 2010, on a weighted average basis, approximately 92% of the underlying student loan collateral was issued under the Federal Family Education Loan Program (“FFELP”). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government.
     On October 31, 2008, we accepted an offer from UBS for auction rate securities rights related to our ARS portfolio (the “Put right”). As of March 31, 2010 and December 31, 2009, the estimated fair value of the Put right is $8.5 million and $11.1 million, respectively, and is included in the caption “Put right, at fair value” in the accompanying unaudited condensed consolidated balance sheets. We expect to exercise the Put right at the earliest possible date, June 30, 2010.
     Trading securities and Put right fair values as of March 31, 2010 and December 31, 2009 were estimated using a discounted cash flow valuation model with major inputs to such model based on our estimates of the assumptions that market participants would use in valuing these instruments. The methodology used to determine fair values as of March 31, 2010 did not change materially from the methodology used in our most recently filed Form 10-K.
     Specifically, in determining the fair value of the trading securities as of March 31, 2010 and December 31, 2009, we used the following key inputs to our valuation model:
•	Term—for the periods ending December 31, 2009 and March 31, 2010, we estimated a three year and three months and a three year expected life of the instruments, respectively, based on the current market factors, including continued partial redemptions by the issuers and the U.S. Treasury and Federal Reserve plans to aid the student loan market.

•	Discount Rate—we determined the discount rate based on estimated yields of similar publicly traded instruments (e.g., similar collateral, terms, credit quality, etc.)

•	Liquidity Discount— we included a 100 basis point premium to the discount rate to reflect the illiquidity of the securities.
     In determining the fair value of the Put right as of December 31, 2009, we assumed we would redeem the ARS at par at the earliest possible time, June 30, 2010. Accordingly, we calculated the fair value of the Put right to be $11.1 million as noted above. We utilized a discounted cash flow model using a time period of six months, representing the period from December 31, 2009 to the earliest date we can expect to be able to redeem the Put right (June 30, 2010) and a discount rate of 2.13%, which included a base LIBOR rate, a forward rate based on the credit default swap rate of UBS as of December 31, 2009, and a liquidity premium of 100 basis points.
     For the period ended March 31, 2010, we utilized a discounted cash flow model using a time period of three months representing the period from March 31, 2010 to the earliest date we can expect to be able to redeem the Put right (June 30, 2010), and a discount rate of 1.85%, which included a base LIBOR rate, a forward rate based on the credit default swap rate of UBS as of March 31, 2010, and a liquidity premium of 100 basis points. The resulting fair value of the Put right was estimated to be $8.5 million.
Derivative Instruments
     Our derivative instruments, primarily foreign currency forward contracts, are recognized as assets or liabilities at fair value. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. Our foreign currency forward contracts are structured to expire on the last day of each quarter, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends, and accordingly, their fair value was not significant as of March 31, 2010 and December 31, 2009.

Nonrecurring Measurements
     We measure the fair value of our nonfinancial assets and liabilities, including but not limited to, intangible assets, goodwill and restructuring obligations accounted for under the authoritative guidance for exit or disposal cost obligations. We perform our annual impairment test for intangible assets and goodwill on October 1st, and nothing has come to our attention that would require us to perform this test in the first three months of 2010. Accordingly, as of March 31, 2010, we do not have any nonrecurring measurement disclosure for these nonfinancial assets.
Note 4 — Derivative Instruments and Hedging Activities
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
     Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. We do not designate our foreign currency exchange contracts as accounting hedges as defined by authoritative guidance for derivatives and hedging, and, accordingly, we adjust these contracts to fair value through operations (i.e., included in “Other income (expense), net”). We do not hold or issue financial instruments for speculative or trading purposes.
     We continually monitor our exposure to fluctuations in foreign currency exchange rates. As we have expanded internationally, an increasing proportion of our revenues, costs and operating expenses are denominated in foreign currencies, resulting in an increase in our foreign currency exchange rate exposure. We enter into multiple forward contracts throughout a given month to mitigate our changing exposure to foreign currency exchange rate fluctuations principally related to receivables generated from sales denominated in foreign currencies and our remeasurements of international subsidiaries. Our exposure fluctuates as we generate new sales in foreign currencies and as existing receivables related to sales in foreign currencies are collected. Additionally, our exposure related to remeasurements of our subsidiaries’ financial statements fluctuates with the underlying activity in those entities. Our foreign currency forward contracts generally will have terms of one month or less and typically mature on the last day of any given period. We then immediately enter into new foreign currency forward contracts, if necessary.
     The following table shows the notional contract values in local currency and US Dollars of the foreign exchange forward contracts outstanding as of March 31, 2010, grouped by underlying foreign currency:

	Contracts Outstanding as of March 31, 2010
	In Local Currency		In US Dollars
Euros (“EUR”) (contracts to buy EUR/sell US$)	(EUR)	(25,221,000)	$(34,005,474)
Indian rupees (“INR”) (contracts to sell INR/buy US$)	(INR)	416,251,000	9,180,657
Brazilian reais (“BRL”) (contracts to sell BRL/buy US$)	(BRL)	12,247,000	6,851,852
Malaysian ringgits (“MYR”) (contracts to sell MYR/buy US$)	(MYR)	5,925,000	1,808,829
Australian dollars (“AUD”) (contracts to sell AUD/buy US$)	(AUD)	1,605,000	1,469,057
Canadian dollars (“CAD”) (contracts to sell CAD/buy US$)	(CAD)	272,000	269,520

Total			$(14,425,559)

     The following table shows the average notional contract value in the underlying currency and U.S. Dollars of foreign currency exchange forward contracts outstanding during the three months ended March 31, 2010, grouped by underlying foreign currency:

	Average Contracts Outstanding
	during the three months ended March 31, 2010
	In Local Currency		In US Dollars
Euros (“EUR”) (contracts to buy EUR/sell US$)	(EUR)	(25,419,424)	$(35,621,946)
Indian rupees (“INR”) (contracts to sell INR/buy US$)	(INR)	409,340,348	8,785,260
Brazilian reais (“BRL”) (contracts to sell BRL/buy US$)	(BRL)	15,588,250	8,554,327
Malaysian ringgits (“MYR”) (contracts to sell MYR/buy US$)	(MYR)	5,925,000	1,731,471
Canadian dollars (“CAD”) (contracts to sell CAD/buy US$)	(CAD)	1,559,815	1,470,054
Australian dollars (“AUD”) (contracts to sell AUD/buy US$)	(AUD)	302,652	276,431
British pound (“GBP”) (contracts to sell GBP/buy US$)	(GBP)	130,837	201,788

Total			$(14,602,615)

     As of March 31, 2010, all of our derivative instruments were maintained with Wells Fargo Bank, and thus we were potentially subjected to a concentration of credit risk, which may result in credit related losses in the event of the bank’s nonperformance. We mitigate this risk by monitoring Wells Fargo’s credit ratings published by major rating firms (Fitch, Standard & Poor’s, and Moody’s). In addition, we monitor Wells Fargo’s Credit Default Swap spread on a quarterly basis to assess the bank’s default risk relative to its peers.
     As discussed above, our foreign currency forward contracts are structured to expire on the last day of the accounting period, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends and, accordingly, their fair value was not significant as of March 31, 2010 and December 31, 2009.
     The table below provides a summary of the effect of derivative instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in thousands):

Amount of Gain or (Loss)
Recognized in Results
Derivatives Not Designated	Location of Gain or (Loss)	of Operations
as Hedging Instruments	Recognized in Results	Three months ended
under SFAS No. 133	of Operations	March 31, 2010	March 31, 2009
Foreign currency forward contracts	Other income/(expense), net	$(2,416)	$1,364
     The above gains or losses on the derivative instruments are generally offset or partially offset by a corresponding gain or loss on the underlying hedged transaction (e.g., customer accounts receivable). The gain or loss on both the derivative instrument and the corresponding hedged transaction are reflected in “Other income (expense), net” in the accompanying unaudited condensed consolidated statements of operations.
Note 5 — Financial Statement Details
Accounts Receivable, net
     Accounts receivable, net consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
Accounts receivable	$142,412	$165,572
Less: Allowance for doubtful accounts and sales returns	6,989	8,203

	$135,423	$157,369

Inventories
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$21,764	$16,367
Work in process	38	132
Finished goods	4,172	6,854

Total inventories	$25,974	$23,353

Note 6 — Intangible Assets and Goodwill
Intangible Assets
     Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Purchased technology	$42,490	$42,490
Customer relationships	5,730	5,730

	48,220	48,220
Less: accumulated amortization	(19,705)	(17,942)
Effect of exchange rate changes	(527)	739

Total intangible assets, net	$27,988	$31,017

Goodwill
     As required by the authoritative guidance for intangibles and goodwill, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of certain events in accordance with the provisions of the authoritative guidance for intangibles and goodwill. As of March 31, 2010, no impairment losses were recognized with respect to the goodwill.
     The changes in the carrying amount of goodwill for the three months ended March 31, 2010 are as follows (in thousands):

Balance at December 31, 2009	$42,102
Effect of exchange rate changes	(1,344)

Balance at March 31, 2010	$40,758

Note 7 — Income Taxes
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
     Tax liabilities can involve complex issues and may require an extended period to resolve. To the extent that the recovery of deferred tax assets does not reach the threshold of “more likely than not” based on our estimate of future taxable income in each jurisdiction, a valuation allowance is established. While we have considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to income an adjustment resulting from the establishment of a valuation allowance in the period such a determination was made.

     We conduct business globally, and as a result, one or more of our subsidiaries file income tax returns in various domestic and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. During 2008, the Internal Revenue Service (“IRS”) completed an examination of tax years 2004 through 2006 and therefore, tax years prior to 2007 are generally no longer subject to adjustment. For our U.S. state tax returns, we are generally no longer subject to examination of tax years prior to 2007 in our primary state tax jurisdictions. Our foreign income tax returns are generally no longer subject to examination for tax periods 2003 and prior.
     With respect to tax years that remain open to federal, state and foreign examination, we believe that we have made adequate provision in the accompanying unaudited condensed consolidated financial statements for any potential adjustments the IRS or other taxing authority may propose with respect to income tax returns filed. We may, however, receive an assessment related to an audit of our U.S. federal, state or foreign income tax returns that exceeds amounts provided for by us. In the event of such an assessment, there exists the possibility of a material adverse impact on our results of operations for the period in which the matter is ultimately resolved or an unfavorable outcome is determined to be more likely than not to occur.
     For the three months ended March 31, 2010, our effective tax rate was 36%. The first quarter effective rate differs from the statutory rate of 35% primarily due to (i) state income tax expense, (ii) tax expense resulting from employee stock option cancellations and the required tax treatment under the authoritative guidance for stock based compensation as discussed in detail below, and (iii) an offsetting tax benefit of lower tax rates in the foreign jurisdictions in which we operate. For the three months ended March 31, 2009, our effective tax rate was 31%. The effective rate for this period differs from the statutory rate of 35%, primarily due to the recognition of certain previously unrecognized tax benefits as the result of the settlement of two state tax examinations.
     Primarily as a result of the disposition of our former Switching Solutions Group business unit in early 2007, a significant number of employee stock options expired unexercised during 2007, resulting in the exhaustion of our “pool of windfall tax benefits” as of December 31, 2007 under the authoritative guidance for stock based compensation. As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under the authoritative guidance will negatively impact our effective tax rate and increase its volatility, resulting in a reduction of our earnings. The authoritative guidance for stock compensation requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs. For the three months ended March 31, 2009, we did not record any discrete impact in the provision for income taxes related to stock-based compensation; however, for the three months ended March 31, 2010, we recorded a discrete expense of $0.5 million in the provision for income taxes.
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

Note 9 — Stock-Based Compensation
Stock-Based Compensation Expense
     Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Three months ended March 31, 2010
Cost of goods sold	$77	$275	$352
Research and development	75	266	341
Sales and marketing	98	711	809
General and administrative	521	1,273	1,794

Total	$771	$2,525	$3,296

Three months ended March 31, 2009
Cost of goods sold	$139	$87	$226
Research and development	278	259	537
Sales and marketing	229	511	740
General and administrative	672	1,137	1,809

Total	$1,318	$1,994	$3,312

     Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended March 31, 2010 and 2009 such that expense was recorded only for those stock-based awards that are expected to vest.
Note 10 — Operating Segment Information
     We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically the development and sale of signaling telecommunications and related value added applications and services.
Enterprise-Wide Disclosures
     The following table sets forth, for the periods indicated, revenues from external customers by our principal product lines (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Product revenues:
Eagle, number portability, and other signaling products	$66,114	$69,576
Performance management and monitoring products	10,425	10,122

Total product revenues	76,539	79,698
Warranty revenues	19,002	21,267
Professional and other services revenues	20,450	15,693

Total revenues	$115,991	$116,658

	For the Three Months Ended
	March 31,
	2010	2009
United States	$35,568	$36,754
International	80,423	79,904

Total revenues	$115,991	$116,658

     For the three months ended March 31, 2010 and 2009, sales to AT&T represented 14% and 12%, respectively, of our revenues. For the three months ended March 31, 2009, sales to Carso Global Telecom represented 19% of our revenues.
     The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment and other assets by geographic region (in thousands):

	Long-Lived Assets
	By Geographic Region
	March 31,	December 31,
	2010	2009
United States	$27,802	$29,587
Other	7,064	7,341

Total long-lived assets	$34,866	$36,928

Note 11 — Earnings Per Share
     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2009 (in thousands, except per share amounts):

	Income from
	Operations	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2010:
Basic earnings per share	$13,718	67,636	$0.20
Effect of dilutive securities	—	1,130

Diluted income from operations per share	$13,718	68,766	$0.20

For the Three Months Ended March 31, 2009:
Basic earnings per share	$12,365	66,285	$0.19
Effect of dilutive securities	—	584

Diluted earnings per share	$12,365	66,869	$0.18

     The computation of diluted earnings per share excludes unexercised stock options, and unvested restricted stock units that are anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Weighted average number of stock options and SARs excluded due to the exercise price exceeding the average fair value of our common stock during the period	3,933	6,367
     There were no transactions subsequent to March 31, 2010, which, had they occurred prior to the end of our first quarter, would have changed materially the number of shares in the basic or diluted earnings per share computations.

Note 12 — Subsequent Events
     On May 5, 2010, we entered into a definitive agreement to acquire Camiant, Inc. (“Camiant”), a provider of real time policy control solutions, through a merger with a newly formed subsidiary of the Company in which Camiant will be the surviving entity. Camiant’s multimedia policy solutions apply business rules that determine, among other things, which customers and/or applications receive bandwidth priority. This allows service providers to dynamically manage their networks, prioritize traffic, and prevent network disruptions. We expect the cash consideration to be approximately $130.0 million, subject to a working capital adjustment. This acquisition is subject to customary closing conditions. We expect to close this transaction in the second quarter of 2010.
     On May 5, 2010 we completed the acquisition of all issued and outstanding stock of Blueslice Networks, Inc. (“Blueslice Networks”), a provider of next generation subscriber data management solutions, for cash consideration of approximately $35.0 million. Blueslice Networks’ solution centralizes cross-domain subscriber information in a back-end database, supporting multiple front-end applications, including next-generation Home Location Register, Home Subscriber Server, SIP Application Server, and AAA Server. The initial accounting for this acquisition is incomplete at the time of issuance of this quarterly report, and the disclosures with respect to the fair value of assets and liabilities acquired, allocation of the purchase price consideration, and other disclosures required by the authoritative guidance for business combinations will be made in the quarterly report for the second quarter of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. Historical results and percentage relationships among any amounts in the unaudited condensed consolidated financial statements are not necessarily indicative of trends in operating results for any future periods.
Overview of Our Business and Products
     We are a leading global provider of communication network software and systems that enable our customers to effectively and efficiently deliver an array of communications services including voice, text messaging, and mobile data services. Our customers predominantly include mobile (or wireless) and fixed (or wireline) service providers (collectively, “service providers”), including many of the largest service providers in the world. Our software and systems enable our customers to optimize their network efficiency and are designed to assist our customers as they transition their traditional networks to Internet Protocol (“IP”) -based mobile networks. Our systems generally provide high performance capabilities such as high transaction rates, reliability and routing intelligence. Our solutions are comprised of software elements from our portfolio of proprietary software that is increasingly integrated with commercially available hardware, operating systems and database technologies. By taking advantage of advances in technology, like multi-core processors, virtualization software and browser-based cloud computing, our software and systems deliver significant processing power, flexibility, and in-memory storage. We believe that our solutions are cost effective for our customers and enable them to provide value to their subscribers.
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
     Our corporate headquarters are located in Morrisville, North Carolina, with research and development facilities, sales offices and customer support facilities located throughout the world.
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
Operating Environment and Key Factors Impacting our 2010 Results
     While economic conditions are generally improving around the world, we believe telecommunication service providers are and will continue to be cautious in their spending for the foreseeable future. This is particularly the case in emerging markets. In substantial part as a result of the year-over-year decline in such emerging market sales, our orders were lower than anticipated, decreasing by 17%, to $56.7 million during the first quarter of 2010 from $68.0 million during the first quarter of 2009.
     We are also continuing to experience a shift in the distribution of our orders, whereby a substantial majority of orders were obtained in the last weeks of each of the quarters during 2009 and in the first quarter of 2010. We anticipate that this trend may continue and, accordingly, we may continue to experience volatility in our quarterly orders, revenues and earnings going forward.
     Despite the decrease in orders discussed above, our revenues remained relatively consistent with prior year, decreasing by 1% from $116.7 million to $116.0 million. Due to the fact that a substantial portion of our revenues is derived from existing backlog, trends in our orders have historically not been reflected in our revenues in the same period.
Summary of Operating Results and Key Financial Metrics
     The following is a summary of our performance relative to certain key financial metrics for our operations as of, and for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 (in thousands, except earnings per share):

	Three Months Ended March 31,		Year-Over-Year Change
	2010	2009
Statement of operations statistics:
Orders	$56,724	$67,954	$(11,230)	(17)%
Revenues	$115,991	$116,658	$(667)	(1)%
Operating income	$22,228	$17,903	$4,325	24%
Diluted earnings per share	$0.20	$0.18	$0.02	11%
Cash flows from operations for continuing operations	$14,876	$21,823	$(6,947)	(32)%

	March 31,	December 31,
	2010	2009
Balance sheet statistics:
Cash and cash equivalents	$307,277	$277,259	$30,018	11%
Accounts receivable, net	$135,423	$157,369	$(21,946)	(14)%
Backlog	$308,427	$373,639	$(65,212)	(17)%
Deferred revenue	$138,893	$154,655	$(15,762)	(10)%
Working capital	$463,559	$441,277	$22,282	5%
Shareholders’ equity	$591,789	$574,547	$17,242	3%
     Orders decreased by 17% on a year-over-year basis from $68.0 million in the first quarter of 2009 to $56.7 million in the first quarter of 2010 for the reasons discussed previously. Additionally, orders in the first quarter of 2010 were also negatively impacted by newly imposed government regulations in India, which require equipment suppliers to receive a security clearance from the Indian government prior to receiving purchase orders from telecommunications carriers.
     Revenues decreased by 1% to $116.0 million in the first quarter of 2010 from $116.7 million in the first quarter of 2009. Our 2010 revenues were negatively impacted by a decrease in Eagle 5 signaling revenues from our international regions, primarily due to the timing of the completion of a number of large acceptance based projects in the first quarter of 2009.
     Operating Income increased from $17.9 million in the first quarter of 2009 to $22.2 million in the first quarter of 2010, driven primarily by (i) higher gross margins in the first quarter of 2010 compared to 2009, as the 2009 results included a $5.0 million warranty charge related to our performance management product line, and (ii) a reduction in our operating expenses as a result of our emphasis on cost controls.
     Diluted Earnings per Share increased from $0.18 in the first quarter of 2009 to $0.20 in the first quarter of 2010 due to the increases in operating income as discussed above.
     Cash Flow from Operations decreased to $14.9 million in the first quarter of 2010 from $21.8 million in the first quarter of 2009, primarily due to lower cash collections of accounts receivable in the first quarter of 2010 as compared to the first quarter of 2009, resulting from the year-over-year decline in orders and associated billing activity.
     Cash and Cash Equivalents increased during the three months ended March 31, 2010 by $30.0 million, or 11%, primarily due to (i) cash inflow from operating activities of $14.9 million, (ii) proceeds from the redemption of ARS securities of $13.4 million at par value, and (iii) proceeds from issuance of common stock under our equity compensation plans of $7.1 million. Partially offsetting these inflows were purchases of fixed assets of $2.4 million.
     Accounts Receivable decreased by $21.9 million during the three months ended March 31, 2010 to $135.4 million primarily due to lower billings as a result of lower orders, coupled with higher cash collections in the first quarter of 2010 as compared to the fourth quarter of 2009. Specifically, our first quarter collections are usually favorably impacted by the seasonality of our billings, as the fourth quarter of each year is typically our highest quarter of billings. This provides us with a larger base on which to collect in the first quarter of each year.
     Backlog has decreased by $65.2 million, or 17%, from December 31, 2009 to March 31, 2010, principally due to the lower orders resulting in a reduction in backlog during the first quarter, as revenues significantly exceeded orders. Additionally, the negative impact of foreign exchange fluctuations (primarily related to the Euro) resulted in a $5.9 million decrease in backlog.
     Deferred Revenue decreased by $15.8 million, or 10%, from $154.7 million as of December 31, 2009 to $138.9 million as of March 31, 2010, due primarily to the decline in our orders and billings in the first quarter of 2010, as discussed above.
     Working Capital increased by $22.3 million, or 5%, from $441.3 million as of December 31, 2009 to $463.6 million as of March 31, 2010, primarily due to the first quarter 2010 cash inflow from operating activities of $14.9 million and proceeds of $7.1 million from issuance of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan.
     Shareholders’ Equity increased by $17.2 million in the three months ended March 31, 2010 from $574.5 million as of December 31, 2009 to $591.8 million as of March 31, 2010, due primarily to the net income of $13.7 million for the period.
Results of Operations
Revenues
     As discussed further in Note 1 to the accompanying unaudited condensed consolidated financial statements and in “Recent Accounting Pronouncements” below, in the first quarter of 2010 we adopted new accounting guidance with respect to revenue recognition for arrangements with multiple deliverables. These new revenue recognition rules only apply to transactions entered into subsequent to adoption or to pre-existing arrangements materially modified. As substantially all of our telecommunications products include both tangible products and software elements that function together to deliver the tangible product’s essential functionality, the existing software revenue recognition guidance will no longer apply to the majority of our arrangements.
     The adoption of the new guidance did not have a significant impact on the timing, pattern, or amount of revenue recognized in the first quarter of 2010, primarily due to (i) the majority of the first quarter revenue being derived from the backlog of orders which were received prior to January 1, 2010 and therefore did not fall under the new revenue recognition guidance, and (ii) the new revenue recognition guidance not differing significantly from the software revenue recognition guidance when applied to acceptance based arrangements and arrangements that are received and fulfilled within the same quarter.

     In the first quarter of 2010, under the new non-software revenue recognition guidance we recognized $25.5 million of revenue and we had $3.4 million of deferred revenue at March 31, 2010. Our March 31, 2010 backlog included an additional $23.5 million of unbilled orders recorded under the new guidance. Based on the currently available information, we anticipate that the effect of adopting this guidance on future periods will not be material. However, this assessment may change as the impact depends on the substance of arrangements entered into or materially modified in future periods.
     Revenues decreased by 1% to $116.0 million in the first quarter of 2010 from $116.7 million in the first quarter of 2009. The following discussion provides a more detailed analysis of changes in revenues by product line.
Revenues by Product Line
     In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our product lines. Revenues from each of our product lines for the three months ended March 31, 2010 and 2009 are as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2010	2009	2009 to 2010
Product revenues:
Eagle, number portability, and other signaling products	$66,114	$69,576	$(3,462)	(5)%
Performance management and monitoring products	10,425	10,122	303	3%

Total product revenues	76,539	79,698	(3,159)	(4)%
Warranty revenues	19,002	21,267	(2,265)	(11)%
Professional and other services revenues	20,450	15,693	4,757	30%

Total revenues	$115,991	$116,658	$(667)	(1)%

     Product Revenues
     Our product revenues decreased by $3.2 million, or 4%, in the first quarter of 2010 compared with the first quarter of 2009 due to the decrease in revenues from our Eagle 5 product line, which is reflected in the above table under “Eagle, number portability, and other signaling products”. The decrease is primarily attributable to lower international revenues as a result of the timing of completion of a number of large acceptance based projects in South America during the first quarter of 2009. Partially offsetting this decrease was an increase in performance management and monitoring product revenues following our new software releases and the continued progress we have made in gaining customer acceptances of our next generation carrier grade Linux products. From a product mix perspective, we continue to expect a year-over-year growth from our Eagle XG, performance management and mobile messaging products, and flat to down orders and revenues for our Eagle 5 product line. Going forward, we expect our new products to represent an increasing percentage of our overall orders and revenues.
     Worldwide, our product revenues are impacted by a variety of factors, including: (i) industry consolidation resulting in delay and/or decline in our customer orders; (ii) the pricing of our SIGTRAN-based products, which are typically at a significantly lower price per equivalent link or unit of throughput than our traditional SS7-based products, potentially resulting in reductions in our order value and revenues; (iii) the ability to sell our newest products, such as Eagle XG and mobile messaging, into our existing customer base and (iv) the amount of signaling traffic generated on our customers’ networks, impacting our volume of orders. We derive the majority of our product revenues from wireless operators, and wireless networks generate significantly more signaling traffic than wireline networks. As a result, these networks require significantly more signaling infrastructure. Signaling traffic on our wireless customers’ networks may be impacted by several factors, including growth in the number of subscribers, the number of calls made per subscriber, roaming and the use of additional features, such as text messaging.
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
     Warranty revenues decreased by 11% in the first quarter of 2010 compared to the first quarter of 2009. This decrease was principally due to (i) the timing of order renewals, (ii) the timing of revenue recognition related to the initial warranty term that accompanied the product sale and, (iii) to a lesser extent, pricing pressure from our customers as they try to reduce their operating expenses.
     The timing of recognition of our warranty revenues may be impacted by, among other factors: (i) delays in receiving purchase orders from our customers; (ii) the inability to recognize any revenue, including revenue associated with the first year warranty, until the delivery of all product deliverables associated with an order is complete; and (iii) receipt of cash payments from the customer in cases where the customer is deemed a credit risk.
     Professional and Other Services Revenues
     Professional and other services revenues primarily consist of installation services, database migration and training services. Substantially all of our professional service arrangements are billed on a fixed-fee basis. We typically recognize the revenue related to our fixed-fee service arrangements upon completion of the services, as these services are relatively short-term in nature (typically several weeks, or in limited cases, several months). Our professional and other services are typically initiated and provided to the customer within a three to nine month period after the shipment of the product, with the timing depending on, among other factors, the customer’s schedule and site availability.
     Professional and other services revenues for the first quarter of 2010 increased by $4.8 million, or 30%, as compared to the first quarter of 2009. In the first quarter of 2010 we recognized revenue for a number of projects in Europe across our product portfolio that included large service components as compared to the mix of deliverables in the first quarter of 2009.
     Regardless of the mix of products purchased, new customers require a greater amount of installation, training and other professional services at the initial stages of deployment of our products. As our customers gain more knowledge of our products, the follow-on orders generally do not require the same levels of services and training, as our customers tend to either: (i) perform the services themselves; (ii) require limited services, such as installation only; or (iii) require no services, and, in particular, no database migration or training services.
Cost of Sales
     In order to better understand our cost structure, we analyze and present our costs and expenses in the categories discussed below:
Cost of goods sold
     Cost of goods sold includes: (i) materials, labor, and overhead costs incurred internally and paid to contract manufacturers to produce our products; (ii) personnel and other costs incurred to install our products; and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for the three months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2010	2009	2009 to 2010
Cost of goods sold	$38,604	$40,349	$(1,745)	(4)%
Revenues	115,991	116,658	(667)	(1)%
Cost of good sold as a percentage of revenues	33%	35%
     Cost of goods sold decreased in both absolute dollars and as a percentage of revenues in the first quarter of 2010 versus the same period in 2009. The decrease in cost of goods sold in 2010 is primarily attributable to cost of goods sold for 2009 including a $5.0 million warranty charge associated with a Class A warranty event related to our performance management and monitoring product line. This decrease was partially offset by an increase in cost of goods sold in the first quarter of 2010, primarily due to the mix of deals recognized in the current quarter revenue.
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
Amortization of Purchased Technology
     Amortization of purchased technology for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Amortization of purchased technology related to:
iptelorg	$118	$107
mBalance	932	928
Steleus	483	482

Total	$1,533	$1,517

Research and Development Expenses
     Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, outsourced development and consulting costs, and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for the three months ended March 31, 2010 and 2009 (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2010	2009	2009 to 2010
Research and development	$22,809	$25,852	$(3,043)	(12)%
Percentage of revenues	20%	22%

     The following is a summary of the year-over-year fluctuations in our research and development expenses during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 (in thousands):

2009 to 2010
Increase (decrease) in:
Salaries, benefits and incentive compensation	$(1,709)
Stock-based compensation	(196)
Consulting and professional services	(875)
Facilities and depreciation	(291)
Other	28

Total	$(3,043)

     We have made, and intend to continue to make, substantial investments in product and technology development, and we believe that our future success depends in a large part upon our ability to continue to enhance existing products and to develop or acquire new products that maintain our technological competitiveness. In particular, we continue to invest our research and development spending in developing SIP-based signaling products, such as our new Eagle XG platform and related applications, to help customers migrate to IP networks, and increased investments in our mobile messaging products.
     The decrease in research and development expenses was principally within our employee related expenses as well as consulting services. In particular, salaries, benefits and incentive compensation decreased as a result of lower incentive compensation recorded in the first quarter of 2010 in line with lower orders. Also affecting our research and development expenses across all categories was a modest reduction in our spending as a result of completing many of the ITU and local feature development projects necessary to win new Eagle 5 customers in international markets, as well as our continued efforts to obtain better efficiencies across our research and development activities.
Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including: (i) salaries, commissions and related costs; (ii) costs of outside contract personnel; (iii) facilities costs; (iv) advertising and other marketing costs, such as tradeshows, and (v) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for the three months ended March 31, 2010 and 2009 (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2010	2009	2009 to 2010
Sales and marketing expenses	$17,437	$17,296	$141	1%
Percentage of revenues	15%	15%
     The following is a summary of the year-over-year fluctuation in our sales and marketing expenses during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 (in thousands):

2009 to 2010
Increase (decrease) in:
Salaries, benefits and incentive compensation	$336
Stock-based compensation	69
Sales commissions	(510)
Marketing and advertising	(326)
Travel	737
Other	(165)

Total	$141

     The increase in sales and marketing expenses in the first quarter of 2010 as compared to the same period of 2009 was primarily attributable to the increases in our travel and employee related expenses as a result of increased customer oriented activities. Partially offsetting this increase was (i) a decrease in sales commissions, primarily due to lower average commission rates, and (ii) a decrease in marketing and advertising expenses due to focusing on more customer specific marketing opportunities. The size of our sales and marketing workforce and related expenses varies to a greater degree in response to our orders than to revenues.
General and Administrative Expenses
     General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., finance, legal, business development, information technology and human resources personnel) and consist of: (i) salaries and related compensation costs; (ii) consulting and other professional services (e.g., litigation and other outside legal counsel fees and audit fees); (iii) facilities and insurance costs; and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for the three months ended March 31, 2010 and 2009 (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2010	2009	2009 to 2010
General and administrative expenses	$13,150	$13,423	$(273)	(2)%
Percentage of revenues	11%	12%
     The following is a summary of the year-over-year fluctuation in our general and administrative expenses during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 (in thousands):

2009 to 2010
Increase (decrease) in:
Salaries, benefits and incentive compensation	$(46)
Stock-based compensation	(15)
Consulting and professional services	(86)
Facilities and depreciation	41
Bad debt expense	(96)
Other	(71)

Total	$(273)

     The decrease in general and administrative expenses in the first quarter of 2010 was observed in most of the expense categories, primarily driven by (i) reduced incentive compensation recorded in the first quarter of 2010 in line with lower orders for the quarter, (ii) a decrease in utilization of consulting and professional services, (iii) a reduction in bad debt expense due to our collection efforts, and (iv) a decrease in other costs primarily attributable to managing travel and general insurance costs.
Amortization of Intangible Assets
     As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
mBalance	$230	$229
Steleus	—	89

Total	$230	$318

Other Income and Expense
     For the three months ended March 31, 2010 and 2009, other income and expenses were as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2010	2009	2009 to 2010
Interest income	$142	$370	$(228)	(62)%
Interest expense	(67)	(55)	(12)	22%
Unrealized gain on investments carried at fair value, net	80	1,114	(1,034)	(93)%
Foreign currency loss, net and other	(1,100)	(1,418)	318	(22)%

Total other income, net	$(945)	$11	$(956)	(8,691)%

     Interest income and expense. Interest income decreased during the three months ended March 31, 2010 due to a shift during 2009 from higher yielding investments into lower yielding cash and cash equivalents as we sought to reduce our exposure to the credit and liquidity crisis in the US markets.
     Unrealized gain (loss) on investments carried at fair value, net. Unrealized gain on investments carried at fair value, net represents the net gain resulting from changes in fair value of our ARS portfolio and the related Put right in the first quarter of 2010. Our ARS portfolio is classified as trading securities and accordingly, changes in its fair value are recorded in the corresponding period earnings (i.e., “marked to market”). The Put right is recorded at fair value in accordance with the provisions of the authoritative guidance for investments, and changes in the fair value are also recorded in the corresponding period earnings. We intend to exercise the Put right and require UBS to repurchase our ARS at par at the earliest possible time, June 30, 2010.
     Foreign currency loss, net and other. Foreign currency loss, net and other for the three months ended March 31, 2010 and 2009 consists primarily of (i) the net cost of our hedging program related to foreign currency risk, including the gains and losses on forward contracts on foreign currency exchange rates used to hedge our exposure to foreign currency risks, (ii) foreign currency gains and losses associated with the underlying hedged item (principally accounts receivable), and (iii) remeasurement adjustments from consolidating our international subsidiaries. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. Dollar and will be exposed to greater risk related to exchange rate foreign currency fluctuations and translation adjustments.
Provision for Income Taxes
     The income tax provisions for the three months ended March 31, 2010 and 2009 were approximately $7.6 million and $5.5 million, respectively, resulting in income tax expense as a percentage of pre-tax income, or an effective tax rate of 36% and 31%, respectively.
     The increase in the effective tax rate from March 31, 2009 to March 31, 2010 is due primarily to (i) the exclusion of a tax benefit resulting from the federal research and development tax credit for the first quarter of 2010 which was included in the first quarter of 2009, (ii) the exclusion of a tax benefit for 2010 related to domestic production activities due to certain limitations under the U.S. Internal Revenue Code , (iii) the inclusion of discrete tax expense of $0.5 million in the first quarter of 2010 related to stock based compensation as discussed below , and (iv) a reduction in our tax exempt interest income in 2010 as compared to 2009. We did not reflect a benefit from the research and development credit for the first quarter of 2010 because the U.S. Congress had not extended this tax credit as of March 31, 2010. Please refer to Note 7 of the accompanying unaudited condensed consolidated financial statements for reconciliations of our effective tax rates for the three months ended March 31, 2010 and 2009 to the statutory rate of 35%.
     We no longer have a “pool of windfall tax benefits” as defined by the authoritative guidance for stock based compensation. As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under the authoritative guidance will negatively impact our effective tax rate and increase its volatility, resulting in a reduction of our earnings. The authoritative guidance for stock compensation requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs.

Liquidity and Capital Resources
Overview
     We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital increased to $463.6 million as of March 31, 2010 from $441.3 million as of December 31, 2009, primarily due to the cash inflow from operating activities of $14.9 million and proceeds of $7.1 million from the issuance of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan. The significant components of our working capital are liquid assets such as cash and cash equivalents, accounts receivable, deferred income taxes and deferred costs and commissions, reduced by trade accounts payable, accrued expenses, accrued compensation and related expenses, and the current portion of deferred revenues. Our cash and cash equivalents were $307.3 million and $277.3 million as of March 31, 2010 and December 31, 2009, respectively.
     In addition, as of March 31, 2010, we had a line of credit facility of $50.0 million and a letter of credit facility of $10.0 million with Wells Fargo Bank, National Association. The line of credit is unsecured except for our pledge of 65% of the outstanding stock of certain subsidiaries, while the letter of credit facility requires certain levels of cash collateral for outstanding letters of credit. As of March 31, 2010, there were no outstanding borrowings under the line of credit facility, and there were approximately $0.1 million of borrowings outstanding under the letter of credit facility, all of which represented outstanding letters of credit and were fully collateralized by Tekelec.
     Our $5.0 million letter of credit facility with Wells Fargo Bank of California expired on December 31, 2009 and can no longer be used to issue new letters of credit. As of March 31, 2010, there was approximately $2.1 million in outstanding letters of credit originated prior to the expiration date and outstanding under this facility, all of which were fully collateralized by Tekelec.
     As of March 31, 2010 and December 31, 2009, we held $71.0 million and $81.8 million of ARS, respectively, recorded at estimated fair value. These estimated fair values represent declines of $8.6 million and $11.2 million, respectively, below our cost basis. All of our ARS are AAA, AA or A rated by one or more of the major credit rating agencies and are principally collateralized by student loans. At March 31, 2010, on a weighted average basis, approximately 92% of the underlying student loan collateral was issued under the Federal Family Education Loan Program (“FFELP”). Student loans issued under the FFELP program are currently 97% guaranteed by the U.S. government.
     On October 31, 2008, we accepted an offer from UBS for auction rate securities rights related to our ARS portfolio (the “Put right”). We intend to exercise the Put right and require UBS to repurchase our ARS at par value at the earliest possible time, June 30, 2010. As of March 31, 2010, the estimated fair value of the Put right was $8.5 million.
     We believe that our current working capital position, available line of credit and anticipated cash flow from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Additionally, we believe these resources and flexibility to allow us continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio. Our liquidity could be negatively impacted by a decrease in revenues resulting from a decline in demand for our products or a reduction of capital expenditures by our customers.
Cash Flows
     As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities:
Cash Flows from Operating Activities
     Net cash provided by operating activities was $14.9 million and $21.8 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in our cash flows from operations was primarily due to lower cash collections of accounts receivable, resulting from the year-over-year decline in orders and associated billing activity.

     Our cash flows from operations were primarily derived from: (i) our earnings from ongoing operations prior to non-cash expenses such as stock-based compensation, depreciation, amortization, bad debt, write-downs of inventory, warranty reserve charges, and deferred income taxes; and (ii) changes in our working capital, which are primarily composed of changes in accounts receivable, inventories, deferred revenue and associated deferred costs, accounts payable, accrued expenses and accrued payroll and related expenses.
     We currently anticipate that we will continue to operate a business with positive cash flows from operations. Our ability to meet these expectations depends on our ability to achieve positive earnings. Our ability to generate future cash flows from operations could be negatively impacted by a decrease in demand for our products, which are subject to technological changes and increasing competition, or a reduction of capital expenditures by our customers should they continue to remain cautious with their spending despite generally improving economic conditions, among other factors.
Cash Flows from Investing Activities
     Net cash provided by (used in) investing activities was 11.0 million and ($1.8) million for the three months ended March 31, 2010 and 2009, respectively. Our cash flows from investing activities primarily relate to purchases and sales of investments and purchases of property and equipment. During the first quarter of 2010 and 2009, a portion of our ARS portfolio was called by the respective issuers resulting in proceeds of $13.4 million and $4.3 million, respectively. Our investment in property and equipment amounted to $2.4 million and $6.0 million during the three months ended March 31, 2010 and 2009, respectively.
     We continue to closely monitor our capital expenditures, while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our workforce. Accordingly, we expect our total capital expenditures to be between $18.0 million and $21.0 million for 2010.
Cash Flows from Financing Activities
     Net cash provided by financing activities was $5.6 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, our financing activities primarily consisted of proceeds of $7.9 million from net issuances of common stock pursuant to the exercise of employee stock options and our employee stock purchase plans, including the excess tax benefit on those exercises, partially offset by $2.3 million of employee withholding tax payments made as a result of net share settlements of equity awards.
     For the three months ended March 31, 2009, our financing activities primarily consisted of proceeds of $2.5 million from net issuances of common stock pursuant to the exercise of employee stock options and our employee stock purchase plans, including the excess tax benefit on those exercises, partially offset by $1.1 million of employee withholding tax payments made as a result of net share settlements of equity awards.
Critical Accounting Policies and Estimates
     For information about our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. In addition, please refer to Note 1 of the accompanying unaudited condensed consolidated financial statements for information regarding our adoption of new revenue recognition guidance.
Recent Accounting Pronouncements
Revenue Recognition for Arrangements with Multiple Deliverables
     In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. As a result, these arrangements are accounted for in accordance with the new, “non-software” guidance for arrangements with multiple deliverables.
     The FASB also amended the accounting standards for revenue recognition for arrangements with multiple deliverables. The new authoritative guidance for arrangements with multiple deliverables requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. It also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if vendor-specific objective evidence is not available; and (3) best estimated selling price (“BESP”) if neither vendor-specific nor third-party evidence is available. The new guidance eliminates the residual method of allocation for multiple-deliverable revenue arrangements which we used historically when we applied the software revenue recognition guidance to our multiple element arrangements.
     We elected to early adopt, as permitted, the new authoritative guidance on January 1, 2010, on a prospective basis for applicable transactions originating or materially modified after January 1, 2010. As substantially all of our telecommunications products include both tangible products and software elements that function together to deliver the tangible product’s essential functionality, the existing software revenue recognition guidance no longer applies to the majority of our transactions. The adoption of the new, non-software revenue recognition guidance did not have a material impact on the timing, pattern, or amount of revenue recognized in the first quarter of 2010, primarily due to (i) the majority of the first quarter revenue being derived from the backlog of orders which were received prior to January 1, 2010 and therefore not falling under the new non-software revenue recognition guidance, and (ii) the new, non-software revenue recognition guidance not differing significantly from the software revenue recognition guidance when applied to acceptance based arrangements and arrangements that are received and fulfilled within the same quarter. Based on currently available information, we anticipate that the impact of adopting this guidance on revenue recognition in future periods will not be material. However, this assessment may change because such impacts depend on terms and conditions of arrangements in effect in those future periods.
     Please refer to Note 1 to the accompanying unaudited condensed consolidated financial statements for additional information about this new revenue recognition guidance.
Fair Value Measurements and Disclosures
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06 “Improving Disclosures about Fair Value Measurements”. This Update amends the authoritative guidance for fair value measurements and disclosures by adding new disclosure requirements with respect to transfers in and out of Levels 1 and 2 fair value measurements, as well as by requiring gross basis disclosures for purchases, sales, issuances, and settlements included in the reconciliation of Level 3 fair value measurements. This Update also amends the authoritative guidance by providing clarifications to existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted.
     We adopted this new guidance, including the guidance related to the disclosures about purchases, sales, issuances, and settlements in the roll forwards of activity in Level 3 fair value measurements, beginning first quarter of our 2010 fiscal year. The adoption of this guidance did not have a material impact on our financial position or results of operations.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
     The statements that are not historical facts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “will,” “intend,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and variations of these words and similar expressions are sometimes used to identify forward-looking statements. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to and involve certain risks and uncertainties. There can be no assurance that our actual future performance will meet management’s expectations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 and our other filings with the SEC, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from management’s current expectations include, among others:
•	the effect of the recent economic crisis on overall spending by our customers, including increasing pressure from our customers for us to lower prices for our products and warranty services, further changes in general economic conditions, such as debt crises in European countries, and other unexpected changes in economic, social, or political conditions in the countries in which we operate;

•	access to credit markets by our customers and the impact of tightening credit on capital spending;

•	exposure to increased bad debt expense and product and service disputes as a result of general economic conditions and the uncertain credit markets worldwide;

•	our ability to gain the benefits we anticipate from our acquisitions, including expected sales of new products and synergies between the companies’ products and operations;

•	our ability to successfully close and integrate acquisitions, including our acquisition of Blueslice Networks, Inc.;

•	continuing financial weakness in the telecommunications equipment sector, resulting in pricing pressure on our products and services, as certain of our competitors reduce their prices, lengthen their payment terms and enter into terms and conditions that are generally less favorable to them;

•	the effect on our customers and our sales and operations of security restrictions related to telecommunications equipment imposed by governments;

•	the timely development and introduction of new products and services, our product mix and the geographic mix of our revenues and the associated impact on gross margins and operating expenses;

•	market acceptance and delivery of our new products and technologies, and the effect of any product that fails to meet one customer’s expectations on the sale of that or any other products with that or other customers;

•	the impact on our international arrangements as a result of recent government regulations regarding national security concerns related to telecommunications equipment;

•	our ability to compete with other manufacturers that have lower cost bases than ours and/or are partially supported by foreign government subsidies or employ unfair trade practices;

•	the risk that continued service provider consolidation or outsourcing of network maintenance and operations functions will insert a potential competitor between Tekelec and its customers and/or erode our level of service to such service providers and/or negatively affect our margins;

•	uncertainties related to the timing of revenue recognition due to the increasing percentage of international and new customers in our backlog;

•	the risk that our financial results for the full year 2010 will not meet our expectations;

•	the timing of significant orders and shipments, the timing of revenue recognition under the residual method of accounting as well as new non software revenue recognition guidance adopted in the first quarter of 2010, and the lengthy sales cycles for our products;

•	the availability and success or failure of advantageous strategic and vendor relationships;

•	litigation, including patent-related litigation, or regulatory matters and the costs and expenses associated therewith;

•	air travel disruptions due to volcanic activity or other events;

•	the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks, the capital spending patterns of customers, and our dependence on wireless customers for a significant percentage and growth of our revenues; and

•	other risks described in this Form 10-Q and in our Form 10-K for 2009 and in our other Securities and Exchange Commission filings.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our Form 10-K for 2009. Our exposures to market risk have not changed materially since December 31, 2009 other than as discussed in Note 3 “Fair Value of Financial Instruments” to the accompanying unaudited condensed consolidated financial statements and under the caption “Critical Accounting Policies and Estimates” in Part I, Item 2 of this Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the quarter covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material developments in the description of material legal proceedings as reported in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 1A. Risk Factors
     There have been no material changes from the risk factors as previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 6. Exhibits

Exhibit No.	Description

3.1	Tekelec Amended and Restated Bylaws, as amended (1)

10.1	Employment Separation Agreement effective March 31, 2010 between Tekelec and William H. Everett (2)

10.2	Tekelec 2010 Executive Officer Bonus Plan (2)

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated February 26, 2010, as filed with the Securities and Exchange Commission on March 4, 2010

(2)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC
Date: May 6, 2010	/s/ FRANCO PLASTINA
Franco Plastina
President and Chief Executive Officer

Date: May 6, 2010	/s/ GREGORY S. RUSH
Gregory S. Rush
Senior Vice President and Chief Financial Officer

Date: May 6, 2010	/s/ PAUL J. ARMSTRONG
Paul J. Armstrong
Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Separation Agreement effective March 31, 2010 between Tekelec and William H. Everett

10.2	Tekelec 2010 Executive Officer Bonus Plan

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002