Form 10-Q
period 2010-06-30
TEKELEC
filed 2010-08-05
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2010, there were 68,457,251 shares of the registrant’s common stock, without par value, outstanding.

TEKELEC

FORM 10-Q

Page
Part I — Financial Information
Item 1. Financial Statements	2

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	2
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2010 and 2009	3
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2010 and 2009	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2010 and 2009	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	41
Item 4. Controls and Procedures	41

Part II — Other Information
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 6. Exhibits	43
Signatures	44
Exhibits
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TEKELEC
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$226,291	$277,259
Trading securities, at fair value	—	81,788
Put right, at fair value	—	11,069
Accounts receivable, net	138,346	157,369
Inventories	28,246	23,353
Income taxes receivable	—	1,617
Deferred income taxes, current	44,354	66,758
Deferred costs and prepaid commissions	45,768	56,645
Prepaid expenses	6,319	7,007
Other current assets	5,846	1,943

Total current assets	495,170	684,808
Property and equipment, net	35,500	35,267
Deferred income tax assets, net, noncurrent	46,236	39,153
Other assets	1,328	1,661
Goodwill	134,119	42,102
Intangible assets, net	107,889	31,017

Total assets	$820,242	$834,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,952	$28,114
Accrued expenses	19,639	25,372
Accrued compensation and related expenses	18,995	40,980
Current portion of deferred revenues	125,961	149,065
Income taxes payable, current	2,161	—

Total current liabilities	199,708	243,531

Deferred income tax liabilities, noncurrent	8,338	5,477
Long-term portion of deferred revenues	5,471	5,590
Other long-term liabilities	5,346	4,863

Total liabilities	218,863	259,461

Commitments and Contingencies (Note 9)

Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 68,456,639 and 67,382,600 shares issued and outstanding, respectively	345,030	330,909
Retained earnings	264,960	241,820
Accumulated other comprehensive income (loss)	(8,611)	1,818

Total shareholders’ equity	601,379	574,547

Total liabilities and shareholders’ equity	$820,242	$834,008

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Thousands, except per share data)
Revenues	$109,507	$114,183	$225,498	$230,841
Cost of sales:
Cost of goods sold	36,586	36,364	75,190	76,713
Amortization of intangible assets	3,967	1,515	5,500	3,032

Total cost of sales	40,553	37,879	80,690	79,745

Gross profit	68,954	76,304	144,808	151,096

Operating expenses:
Research and development	21,763	25,551	44,572	51,403
Sales and marketing	18,229	17,110	35,666	34,406
General and administrative	12,807	13,717	25,957	27,140
Amortization of intangible assets	1,021	315	1,251	633
Acquisition-related expenses	2,484	—	2,484	—

Total operating expenses	56,304	56,693	109,930	113,582

Income from operations	12,650	19,611	34,878	37,514

Other income (expense), net:
Interest income	127	264	269	634
Interest expense	(54)	(57)	(121)	(112)
Impairment of investment in privately held company	—	(2,758)	—	(2,758)
Gain on investments carried at fair value, net	38	321	118	1,435
Foreign currency loss, net and other	(1,025)	(402)	(2,125)	(1,820)

Total other expense, net	(914)	(2,632)	(1,859)	(2,621)

Income from operations before provision for income taxes	11,736	16,979	33,019	34,893
Provision for income taxes	2,314	7,226	9,879	12,775

Net income	$9,422	$9,753	$23,140	$22,118

Earnings per share:
Basic	$0.14	$0.15	$0.34	$0.33
Diluted	0.14	0.14	0.34	0.33

Weighted average number of shares outstanding:
Basic	68,374	66,744	68,005	66,514
Diluted	68,946	67,502	68,856	67,185
See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Thousands)
Net income	$9,422	$9,753	$23,140	$22,118
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,889)	1,535	(10,429)	431

Comprehensive income	$3,533	$11,288	$12,711	$22,549

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2010	2009
	(Thousands)
Cash flows from operating activities:
Net income	$23,140	$22,118
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of investment in privately-held company	—	2,758
Gain on investments carried at fair value, net	(118)	(1,435)
Provision for doubtful accounts and sales returns	244	185
Provision for warranty	(347)	5,000
Inventory write downs	2,176	1,207
Loss on disposal of fixed assets	13	54
Depreciation	8,258	9,358
Amortization of intangible assets	6,751	3,665
Amortization, other	424	375
Deferred income taxes	4,080	5,877
Stock-based compensation	6,943	6,973
Excess tax benefits from stock-based compensation	(861)	(544)
Changes in operating assets and liabilities:
Accounts receivable	18,333	46,101
Inventories	(6,980)	(8,168)
Deferred costs	10,474	11,133
Prepaid expenses	568	1,175
Other current assets	(1,102)	44
Accounts payable	(755)	3,947
Accrued expenses	(5,525)	(10,663)
Accrued compensation and related expenses	(22,555)	(14,219)
Deferred revenues	(26,151)	(43,858)
Income taxes receivable	1,617	(777)
Income taxes payable	2,608	(5,725)

Total adjustments	(1,905)	12,463

Net cash provided by operating activities — continuing operations	21,235	34,581
Net cash used in operating activities — discontinued operations	—	(184)

Net cash provided by operating activities	21,235	34,397

Cash flows from investing activities:
Proceeds from sales and maturities of investments	92,975	5,500
Acquisition of Camiant and Blueslice, net of cash acquired	(161,953)	—
Purchases of property and equipment	(7,523)	(12,138)

Net cash used in investing activities	(76,501)	(6,638)

Cash flows from financing activities:
Proceeds from issuances of common stock	9,863	5,987
Payments of net share-settled payroll taxes related to equity awards	(2,685)	(1,660)
Excess tax benefits from stock-based compensation	861	544

Net cash provided by financing activities	8,039	4,871

Effect of exchange rate changes on cash	(3,741)	834

Net change in cash and cash equivalents	(50,968)	33,464
Cash and cash equivalents, beginning of period	277,259	209,441

Cash and cash equivalents, end of period	$226,291	$242,905

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
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our consolidated financial condition and consolidated results of operations. The results of operations for the current interim period are not necessarily indicative of results for the current year. Certain prior period amounts have been reclassified in order to conform to the current period’s presentation.
     We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009 are for the thirteen and twenty-six weeks ended July 2, 2010 and July 3, 2009, respectively.
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
     The FASB also amended the accounting standards for revenue recognition for arrangements with multiple deliverables. The new authoritative guidance for arrangements with multiple deliverables requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. It also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (i) vendor-specific objective evidence (“VSOE”) if available; (ii) third-party evidence (“TPE”) if vendor-specific objective evidence is not available; and (iii) best estimated selling price (“BESP”) if neither vendor-specific nor third-party evidence is available. The new guidance eliminates the residual method of allocation for multiple-deliverable revenue arrangements which we used historically when we applied the software revenue recognition guidance to our multiple element arrangements.
     We elected to early adopt, as permitted, the new authoritative guidance on January 1, 2010, on a prospective basis for applicable transactions originating or materially modified after January 1, 2010. As substantially all of our telecommunications products include both tangible products and software elements that function together to deliver the tangible product’s essential functionality, the existing software revenue recognition guidance no longer applies to the majority of our transactions. The adoption of the new, non-software revenue recognition guidance did not have a material impact on the timing, pattern, or amount of revenue recognized in the second quarter and first half of 2010, primarily due to (i) a portion of second quarter and first half 2010 revenue being derived from the backlog of orders which were received prior to January 1, 2010 and therefore not falling under the new non-software revenue recognition guidance, and (ii) the new, non-software revenue recognition guidance not differing significantly from the software revenue recognition guidance when applied to acceptance based arrangements and arrangements that are received and fulfilled within the same quarter. Based on currently available information, we anticipate that the impact of adopting this guidance on revenue recognition will not be material for our 2010 results. However, this assessment may change because such impacts depend on terms and conditions of arrangements in effect in those future periods.
     The new guidance does not generally change the units of accounting for our revenue transactions as most of our products and services qualify as separate units of accounting. Substantially all of our revenues are derived from sales or licensing of our (i) telecommunications products, (ii) professional services including installation, training, and consulting services, and (iii) warranty-related support, comprised of telephone support, repair and return of defective products, and product updates. Our customers generally purchase a combination of our products and services as part of a multiple deliverable arrangement, and many of our arrangements have both software and non-software components that function together to deliver the product’s essential functionality. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.
     For substantially all of our arrangements, we defer warranty and professional services revenue, and recognize revenue for all products in an arrangement when persuasive evidence of an arrangement exists and delivery of the product has occurred, provided the fee is fixed or determinable, and collection is deemed probable as discussed in more detail below. In instances where final acceptance of the product is based on customer specific criteria, revenue is deferred until the earlier of the receipt of customer acceptance or the expiration of acceptance period. Warranty revenue is recognized ratably over the term of the standard warranty based on the number of days of warranty coverage during each period. Professional services revenue is typically recognized upon completion of the services for fixed-fee service arrangements, as these services are relatively short-term in nature (typically several weeks, or in limited cases, several months). For service arrangements that are billed on a time and materials basis, we recognize revenue as the services are performed.
     For transactions entered into prior to January 1, 2010 and not materially modified after that date, we recognize revenue based on the existing software revenue recognition guidance, historically referred to as SOP 97-2 “Software Revenue Recognition” (“SOP 97-2”). Under this guidance, the entire fee from the arrangement is required to be allocated to each respective element based on its relative selling price using VSOE. Sales of our products generally include at least a year of warranty coverage. Since we do not sell our products separately from this warranty coverage, and we rarely sell our products on a standalone basis, we are unable to establish VSOE for our telecommunications products. Accordingly, we utilize the residual method to allocate revenue to each of the elements of an arrangement. Under the residual method, we allocate the total fee in an arrangement first to the undelivered elements (typically professional services and warranty services) based on VSOE of those elements, and the remaining, or “residual” portion of the fee to the delivered elements (typically the product or products).
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
     Since the adoption of the new guidance, we have primarily used the same information used to set pricing strategy to determine BESP. We have corroborated the BESP with our historical sales prices, the anticipated margin on the deliverable, the selling price and profit margin for similar deliverables and the characteristics of the varying geographical markets in which the deliverables are sold. We plan to analyze the selling prices used in our allocation of arrangement consideration at least semi-annually. Selling prices will be analyzed more frequently if a significant change in our business necessitates a more timely analysis.
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
     The following table shows the total revenue for the three and six months ended June 30, 2010 recognized according to the software and the new non-software revenue recognition guidance (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010
New non-software revenue recognition rules(1)	$49,993	$75,528
Existing software revenue recognition rules	59,514	149,970

Total	$109,507	$225,498

(1)	For the reasons discussed above, the timing of the revenue recognized for the three and six months ending June 30, 2010 would not have been materially different if we had recorded it under the existing software revenue guidance.
     The following table shows the total deferred revenue as of June 30, 2010 accounted for according to the software and the new non-software revenue recognition guidance (in thousands):

June 30,
2010
New non-software revenue recognition rules	$10,214
Existing software revenue recognition rules	121,218

Total	$131,432

Fair Value Measurements and Disclosures
     In January 2010, the FASB issued Accounting Standards Update 2010-06 “Improving Disclosures about Fair Value Measurements.” This Update amends the authoritative guidance for fair value measurements and disclosures by adding new disclosure requirements with respect to transfers in and out of Levels 1 and 2 fair value measurements, as well as by requiring gross basis disclosures for purchases, sales, issuances, and settlements included in the reconciliation of Level 3 fair value measurements. This Update also amends the authoritative guidance by providing clarifications to existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted.
     We adopted this new guidance, including the guidance related to the disclosures about purchases, sales, issuances, and settlements in the roll forwards of activity in Level 3 fair value measurements, on January 1, 2010. The adoption of this guidance did not have a material impact on our financial position or results of operations.
Note 2 — Acquisitions
     In the second quarter of 2010 we completed the acquisition of Camiant, Inc. (“Camiant”) and Blueslice Networks, Inc. (“Blueslice”) for cash consideration of $127.0 million and $35.0 million, respectively, for an aggregate of $162.0 million. We have included the results of operation of these acquisitions in our consolidated results from the date of acquisition. Expenses associated with these acquisitions consist primarily of legal and professional fees and totaled $2.5 million during the three and six months ended June 30, 2010. These costs were expensed as incurred and are recorded separately in the accompanying unaudited consolidated statement of operations under the heading “Acquisition-related expenses.”

Acquisition of Camiant
     On May 7, 2010, we completed the acquisition of Camiant, a provider of real time policy control solutions, through a merger with our newly formed wholly-owned subsidiary after which Camiant was the surviving entity. Camiant’s multimedia policy solutions allow service providers to leverage and monetize their network investments by enabling them to allocate network resources and create services for subscriber preferences in such areas as quality of service and bandwidth utilization. The products are designed to enable service providers to dynamically manage their networks, prioritize traffic, and prevent network disruptions.
     Under the terms of the merger, we acquired 100% of Camiant’s stock, vested stock options and warrants for total cash consideration of $128.9 million, of which $12.5 million was placed into escrow with a third party escrow agent for fifteen months for the satisfaction of potential indemnification claims we have the right to make under the merger agreement. Total cash consideration, net of $2.0 million of cash acquired from Camiant, was $127.0 million.
     The fair values of the assets acquired and liabilities assumed were determined primarily using the income approach, which determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows for each asset considered multiple factors, including current revenue from existing customers; analysis of expected revenue and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets.
     The transaction resulted in recording identifiable intangible assets and goodwill at a fair value of $144.2 million as follows (in thousands):

Total consideration	$128,933
Less: Camiant tangible net assets acquired	(11,882)
Add: Deferred tax liability	27,121

Total fair value of Camiant intangible assets and goodwill	$144,172

     The acquisition resulted in the recognition of a deferred tax liability of approximately $27.1 million related to accounting and tax basis differences in the acquired intangible assets. Additionally, in determining the purchase price allocation, liabilities were recorded for existing uncertain tax positions in the amount of $2.5 million and will be added to our annual tabular reconciliation.
     The tangible assets and liabilities acquired were as follows (in thousands):

Cash and investments	$1,959
Accounts receivable(1)	1,862
Inventories	350
Prepaid expenses	330
Deferred tax asset	16,651
Deferred costs	655
Property and equipment, net	979
Other long term assets	22

Total tangible assets	22,808
Accounts payable and accrued expenses	(6,682)
Deferred revenue	(4,244)

Total liabilities	(10,926)

Net tangible assets	$11,882

(1)	The gross contractual amount of accounts receivable was $2.3 million which approximated their fair value.

     The remaining purchase price was allocated among the Camiant intangible assets and goodwill acquired based on their estimated fair values determined as discussed above and was as follows (in thousands):

Amortizable intangible assets	$69,190
In-process research and development	2,180
Goodwill	72,802

Total fair value of Camiant intangible assets and goodwill	$144,172

     This purchase price allocation is preliminary as we are awaiting the receipt of certain information as a result of Camiant’s income tax return filings. We expect to finalize these matters in 2010, and any resulting adjustments may affect income tax related accounts, with the offset recorded in goodwill.
     Based on the purchase price allocation, $2.2 million of the purchase price represented research and development activities (“IPR&D”) that had not yet reached technological feasibility. IPR&D is considered an indefinite lived intangible asset until the completion or abandonment of the associated research and development efforts. Prior to completion or abandonment, we will not record amortization but will test for impairment in accordance with the authoritative guidance for intangibles and goodwill. Upon completion or abandonment, we will determine the useful life of the assets and record amortization expense over this useful life.
     The identifiable amortizable intangible assets created as a result of the acquisition will be amortized over their respective estimated useful lives as follows (i) existing technology, contract backlog, trademarks and trade names, and non-compete agreements amortized using the straight-line method, (ii) customer relationship intangible assets amortized using the greater of the straight line method or the estimated customer attrition rates:

		Estimated
		Weighted
	Asset	Average Life
	Amount	in Years
Existing technology	$44,000	5
Customer relationships	13,000	5
Contract backlog	6,900	1.5
Non-compete agreements	4,090	2
Trademarks and trade names	1,200	3

	$69,190	4.4

     Amortization expense related to the assets above was approximately $2.7 million for the three and six months ended June 30, 2010, of which $2.0 million was included in cost of sales and $0.7 million was included in operating expenses.
     As noted above, the primary asset acquired from Camiant was the core technology used in the policy management solution. In addition, we obtained the significant expertise of Camiant’s management and technical employees. These factors contributed to a purchase price in excess of fair market value of Camiant’s net tangible and intangible assets acquired, and, as a result, we have recorded goodwill in the amount of $72.8 million in connection with this transaction. The goodwill and the identifiable amortizable intangible assets are not deductible for income tax purposes as they contribute to the tax basis of our investment in Camiant.
Acquisition of Blueslice
     On May 5, 2010 we completed the acquisition of all issued and outstanding shares of capital stock of Blueslice, a provider of next generation subscriber data management solutions, through a share purchase agreement with Tekelec Canada Inc., our wholly-owned subsidiary, and the various owners of all of the issued and outstanding shares of capital stock of Blueslice. The aggregate purchase price of $35.0 million consisted of (i) aggregate cash of approximately $33.5 million paid to Blueslice stockholders and/or their designees, and (ii) the payment of indebtedness of Blueslice in the amount of $1.5 million. Upon the closing of the transaction, $5.0 million of this consideration was placed in escrow with a third party escrow agent for fifteen months for the satisfaction of potential indemnification claims we have the right to make under the share purchase agreement. Blueslice’s solution centralizes cross-domain subscriber information in a back-end database, supporting multiple front-end applications, including our next-generation Home Location Register, Home Subscriber Server, SIP Application Server, and AAA Server.
     The fair values of the assets acquired and liabilities assumed were determined primarily using the income approach, which determines the fair value for the asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Projected cash flows for each asset considered multiple factors, including current revenue from existing customers; analysis of expected revenue and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; expected profit margins giving consideration to marketplace synergies; and required returns to contributory assets.
     The transaction resulted in recording intangible assets and goodwill at a fair value of $36.8 million as follows (in thousands):

Total consideration	$34,979
Less: Blueslice tangible net assets acquired	(2,331)
Add: Deferred tax liability	4,105

Total fair value of Blueslice intangible assets and goodwill	$36,753

     The acquisition resulted in the recognition of a deferred tax liability of approximately $4.1 million related to accounting and tax basis differences in the acquired intangible assets. Additionally, in determining the purchase price allocation, liabilities were recorded for existing uncertain tax positions in the amount of $4.0 million and will be added to our annual tabular reconciliation.
     The tangible assets and liabilities acquired were as follows (in thousands):

Accounts receivable(1)	$1,425
Inventories	14
Prepaid expenses and other current assets	2,525
Deferred tax asset	194
Deferred costs	276
Other current assets	52
Property and equipment, net	86
Other long term assets	9

Total tangible assets	4,581
Accounts payable and accrued expenses	(845)
Deferred revenue	(1,405)

Total liabilities	(2,250)

Net tangible assets	$2,331

(1)	The gross contractual amount of accounts receivable was $1.5 million which approximated their fair value.
     The remaining purchase price was allocated among the Blueslice identifiable intangible assets and goodwill acquired based on their estimated fair values determined as discussed above and was as follows (in thousands):

Amortizable intangible assets	$13,930
In-process research and development	730
Goodwill	22,093

Total fair value of Blueslice intangible assets and goodwill	$36,753

     This purchase price allocation is preliminary as we are awaiting the receipt of certain information as a result of Blueslice income tax return filings. We expect to finalize these matters in 2010, and any resulting adjustments may affect income tax related accounts, with the offset recorded in goodwill.

     Based on the purchase price allocation, $0.7 million of the purchase price represented research and development activities (“IPR&D”) that had not yet reached technological feasibility and is considered an indefinite lived intangible asset accounted for as discussed above.
     The identifiable amortizable intangible assets created as a result of the acquisition will be amortized over their respective estimated useful lives as follows: (i) existing technology, contract backlog, trademarks and trade names, and non-compete agreements amortized using the straight-line method, (ii) customer relationship intangible assets amortized using the greater of the straight line method or the estimated customer attrition rates.

		Estimated
		Weighted
	Asset	Average Life
	Amount	in Years
Existing technology	$11,900	5
Customer relationships	1,100	5
Contract backlog	600	1
Non-compete agreements	290	2
Trademarks and trade names	40	3

	$13,930	4.8

     Amortization expense related to the assets above was approximately $0.6 million for the three months ended June 30, 2010, of which $0.5 million was included in cost of sales and $0.1 million included in operating expenses.
     As noted above, the primary asset acquired from Blueslice was the core technology used in the subscriber data management solution. In addition, we obtained the significant expertise of Blueslice’s technical employees, which we believe we will be able to leverage in maximizing the benefit of the acquired technology and in assisting us with the development of new technologies. These factors contributed to a purchase price in excess of the fair market value of Blueslice’s net tangible and intangible assets acquired, and, as a result, we have recorded goodwill in the amount of $22.1 million in connection with this transaction. The goodwill and the identifiable amortizable intangible assets are not deductible for income tax purposes as they contribute to the tax basis of our investment in Blueslice.
Select Pro-Forma Financial Information
     The following represents our unaudited condensed pro-forma financial results as if the acquisitions of Camiant and Blueslice had occurred as of the beginning of the earliest period presented. Unaudited condensed pro-forma results are based upon accounting estimates and judgments that we believe are reasonable. The condensed pro-forma results are not necessarily indicative of the actual results of our operations had the acquisitions occurred at the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues	$111,234	$121,156	$233,964	$239,812
Net Income	$9,063	$6,284	$17,626	$11,136
Basic earnings per share	$0.13	$0.09	$0.26	$0.17
Diluted earnings per share	$0.13	$0.09	$0.26	$0.17

     Our actual operating results for the three and six months ended June 30, 2010 included revenues and net loss from the acquired businesses as follows (in thousands):

	Three and Six Months Ended June 30, 2010
	Camiant	Blueslice	Total
Revenues	$895	$388	$1,283
Net loss	$(3,494)	$(1,623)	$(5,117)
Cash and Stock-Based Compensation Expense Related to Acquisitions
     In connection with the acquisition of Camiant, we assumed unvested options to purchase Camiant’s stock, which were converted into the right to receive an aggregate cash amount of $5.2 million. These rights will vest quarterly according to the original terms and vesting schedules of the options, and contingent upon individual employees’ continued employment with us. Payments will be made quarterly in arrears until such time as the rights are fully vested, the majority of which will vest by the end of 2014.
     In connection with the acquisition of Blueslice, we (i) entered into agreements with certain Blueslice employees under which we agreed to pay an aggregate cash amount of $1.5 million based on each employee’s completion of individual integration milestones, and (ii) granted, performance-based restricted stock units, with an estimated fair value at the date of the grant of approximately $2.0 million, to certain Blueslice employees. The performance-based restricted stock units will be earned based on an individual employee’s achievement of individual integration milestones, and thereafter will vest in four equal annual installments based on an individual employee’s continued employment with us.
     The liability related to the above cash compensation arrangements is recorded under the “Accrued compensation and related expenses” heading in the accompanying unaudited condensed consolidated balance sheet.
     The following table shows the cash and equity compensation expense recognized in the three and six months ended June 30, 2010 related to the agreements discussed above:

Three and Six
Months Ended
June 30, 2010
(Thousands)
Camiant cash compensation expense in lieu of unvested options	$605
Blueslice cash compensation expense	491
Blueslice stock-based compensation expense	134

$1,230

     We may be required to recognize future compensation expense pursuant to the above agreements of up to $7.4 million.

Note 3 — Restructuring and Other Costs
     The following table provides a summary of our restructuring activities and the remaining obligations as of June 30, 2010 (in thousands):

Severance
Costs and
Related
Benefits
Restructuring obligations, December 31, 2009	$3,107
Cash payments	(1,098)
Effect of exchange rate changes	(245)

Restructuring obligations, June 30, 2010	$1,764

     Restructuring obligations are included in “Accrued expenses” in the accompanying unaudited condensed consolidated balance sheets. We anticipate settling our remaining severance obligations during 2010. This is based on our current best estimate, which could change if actual activity differs from what is currently expected.
Note 4 – Fair Value of Financial Instruments
Recurring Measurements
     We measure certain financial assets and liabilities at fair value on a recurring basis. The fair value of our cash, cash equivalents, accounts receivable and accounts payable approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments. The following table sets forth our financial instruments carried at fair value as of June 30, 2010 and December 31, 2009 (in thousands):

	Financial Instruments
	Carried at Fair Value
	June 30,	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$226,291	$277,259
Trading securities	—	81,788
Put right	—	11,069

Total assets	$226,291	$370,116

     The fair value of our financial instruments as of June 30, 2010 is based on quoted prices in active markets for identical items and fall under Level 1 of the fair value hierarchy as defined in the authoritative guidance.
     The following tables set forth a summary of changes in the fair value of our Level 3 financial assets for the three and six months ended June 30, 2010 (in thousands):

	Financial Assets
	Auction Rate	Put
	Securities	Right
Balance, March 31, 2010	$71,008	$8,529
Transfers to Level 3	—	—
Purchases and receipts	—	—
Redemptions	(79,575)	—
Realized gain on sales	—	—
Gains (losses) on securities held at period end or redeemed (1)	8,567	(8,529)

Balance, June 30, 2010	$—	$—

	Level 3
	Financial Assets
	Auction Rate	Put
	Securities	Right
Balance, December 31, 2009	$81,788	$11,069
Transfers to Level 3	—	—
Purchases and receipts	—	—
Redemptions	(92,975)	—
Realized gain on sales	—	—
Gains (losses) on securities held at period end or redeemed (1)	11,187	(11,069)

Balance, June 30, 2010	$—	$—

(1)	Included in Other income (expense), net in the accompanying unaudited consolidated condensed statements of operations.
     Trading Securities and Put Right
     As of December 31, 2009, we held $81.8 million of Auction Rate Securities (“ARS”) recorded at fair value, which represented a decline of $11.2 million below our cost basis, and an associated UBS Put right (the “Put right”), recorded at an estimated fair value of $11.1 million. Throughout the second quarter of 2010, as in previous quarters, issuers called certain securities which reduced the investment in our ARS portfolio. On June 30, 2010, we exercised our UBS Put right requiring UBS to purchase the remaining balance of our ARS portfolio at par value plus accrued interest. As a result of the issuer calls and exercise of the Put right, we received cash proceeds of $79.6 million during the quarter, resulting in the liquidation of our ARS portfolio.
   Derivative Instruments
     Our derivative instruments, primarily foreign currency forward contracts, are recognized as assets or liabilities at fair value. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. Our foreign currency forward contracts are structured to expire on the last day of each quarter, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends. Because of the short duration of these contracts, their fair value was not significant as of June 30, 2010 and December 31, 2009.
Nonrecurring Measurements
     We measure certain assets, accounted for under the cost method (such as our former investments in privately held companies), at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than temporarily impaired.
     During the second quarter of 2009, we recorded an impairment charge of $2.8 million related to our investment in a privately held company. This charge, which is included in “Other income (expense), net” represented the difference between our $15.0 million cost basis in this investment and its then estimated fair value of $12.2 million as of June 30, 2009, as we deemed the decline in the value of this asset to be other-than-temporary. In the fourth quarter of 2009, we sold our investment for its adjusted carrying value of $1.4 million.
     We measure the fair value of our nonfinancial assets and liabilities, including but not limited to, intangible assets, goodwill and restructuring obligations accounted for under the authoritative guidance for exit or disposal cost obligations. We perform our annual impairment test for intangible assets and goodwill on October 1st of each fiscal year and more frequently upon the occurrence of certain events in accordance with the provisions of the authoritative guidance for intangible assets and goodwill. Nothing has come to our attention that would require us to perform this test in the first six months of 2010. Accordingly, as of June 30, 2010 we do not have any required non-recurring measurement disclosures for these nonfinancial assets.

Note 5 — Derivative Instruments and Hedging Activities
     We operate internationally and thus are exposed to potential adverse changes in currency exchange rates. We use derivative instruments (principally forward contracts to exchange foreign currency) as a means of reducing our exposure to foreign currency rate changes on receivables and other net monetary assets denominated in foreign currencies. The foreign currency forward contracts require us to exchange currencies at rates agreed upon at the contract’s inception. In addition to these foreign exchange contracts, certain of our customer contracts contain provisions that require our customers to assume the foreign currency exchange risk related to the applicable transactions. The objective of these contracts is to reduce or eliminate, and efficiently manage, the economic impact of currency exchange rate movements on our operating results as effectively as possible. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses on the related contracts.
     Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. We do not designate our foreign currency exchange contracts as accounting hedges as defined by authoritative guidance for derivatives and hedging, and, accordingly, we adjust these contracts to fair value through operations (i.e., included in ”Other income (expense), net”). We do not hold or issue financial instruments for speculative or trading purposes.
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
     The following table shows the notional contract values in local currency and U.S. Dollars of the foreign exchange forward contracts outstanding as of June 30, 2010, grouped by the underlying foreign currency:

	Contracts Outstanding as of June 30, 2010
	In Local Currency		In US Dollars
Euros (“EUR”) (contracts to buy EUR/sell US$)	(EUR)	(24,058,000)	$(30,090,544)
Indian rupees (“INR”) (contracts to sell INR/buy US$)	(INR)	406,713,000	8,642,435
Canadian dollars (“CAD”) (contracts to sell CAD/buy US$)	(CAD)	310,000	289,774
Singapore dollars (“SGD”) (contracts to sell SGD/buy US$)	(SGD)	645,000	464,831
Malaysian ringgits (“MYR”) (contracts to sell MYR/buy US)	(MYR)	5,849,000	1,799,360
Australian dollars (“AUD”) (contracts to sell AUD/buy US$)	(AUD)	603,000	505,616
Brazilian reais (“BRL”) (contracts to sell BRL/buy US$)	(BRL)	2,562,000	1,413,439

Total			$(16,975,089)

     The following tables show the average notional contract value in the underlying currency and U.S. Dollars of foreign exchange forward contracts outstanding during the three and six months ended June 30, 2010, grouped by the underlying foreign currency:

	Average Contracts Outstanding
	during the three months ended June 30, 2010
	In Local Currency		In US Dollars
Euros (“EUR”) (contracts to buy EUR/sell US$)	(EUR)	(25,825,868)	$(33,476,778)
Indian rupees (“INR”) (contracts to sell INR/buy US$)	(INR)	419,272,725	9,180,141
British pound (“GBP”) (contracts to sell GBP/buy US$)	(GBP)	241,341	365,048
Singapore dollars (“SGD”) (contracts to sell SGD/buy US$)	(SGD)	673,000	481,018
Malaysian ringgits (“MYR”) (contracts to sell MYR/buy US$)	(MYR)	5,817,692	1,785,679
Australian dollars (“AUD”) (contracts to sell AUD/buy US$)	(AUD)	633,989	564,877
Canadian dollars (“CAD”) (contracts to sell CAD/buy US$)	(CAD)	83,692	82,929
Brazilian reais (“BRL”) (contracts to sell BRL/buy US$)	(BRL)	2,423,945	1,307,617

Total			$(19,709,469)

	Average Contracts Outstanding
	during the six months ended June 30, 2010
	In Local Currency		In US Dollars
Euros (“EUR”) (contracts to buy EUR/sell US$)	(EUR)	(25,621,536)	$(34,555,223)
Indian rupees (“INR”) (contracts to sell INR/buy US$)	(INR)	414,279,399	8,981,621
British pound (“GBP”) (contracts to sell GBP/buy US$)	(GBP)	185,787	282,972
Singapore dollars (“SGD”) (contracts to sell SGD/buy US$)	(SGD)	344,661	239,195
Malaysian ringgits (“MYR”) (contracts to sell MYR/buy US$)	(MYR)	5,871,639	1,758,427
Australian dollars (“AUD”) (contracts to sell AUD/buy US$)	(AUD)	467,415	419,866
Canadian dollars (“CAD”) (contracts to sell CAD/buy US$)	(CAD)	825,787	780,282
Brazilian reais (“BRL”) (contracts to sell BRL/buy US$)	(BRL)	9,042,066	4,950,772

Total			$(17,142,088)

     As of June 30, 2010, all of our derivative instruments are maintained with Wells Fargo Bank and potentially subject us to a concentration of credit risk, which may result in credit related losses in the event of the bank’s nonperformance. We mitigate this risk by monitoring Wells Fargo’s credit ratings published by major rating firms (Fitch, Standard & Poor’s, and Moody’s). In addition, we monitor Wells Fargo’s Credit Default Swap spread on a quarterly basis to assess the bank’s default risk relative to its peers.
     As discussed above, our foreign currency forward contracts are structured to expire on the last day of the accounting period, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends, and, accordingly, their fair value was not significant as of June 30, 2010 and December 31, 2009.

     The tables below provide a summary of the effect of derivative instruments on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

		Amount of Loss
		Recognized in Results
	Location of Loss	of Operations
Derivatives Not Designated	Recognized in Results	Three months ended June 30,
as Hedging Instruments	of Operations	2010	2009
Foreign currency forward contracts	Other income (expense), net	$(2,650)	$(1,191)

		Amount of Gain or (Loss)
		Recognized in Results
	Location of Gain or (Loss)	of Operations
Derivatives Not Designated	Recognized in Results	Six months ended June 30,
as Hedging Instruments	of Operations	2010	2009
Foreign currency forward contracts	Other income (expense), net	$(5,066)	$172
     The above gains or losses on the derivative instruments are generally offset or partially offset by a corresponding foreign currency gain or loss on the underlying hedged transaction (e.g., customer accounts receivable). The gain or loss on both the derivative instrument and the corresponding hedged transaction are reflected in “Other income (expense), net” in the accompanying unaudited condensed consolidated statements of operations.
Note 6 — Financial Statement Details
Accounts Receivable, net
     Accounts receivable, net consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
Accounts receivable	$145,907	$165,572
Less: Allowance for doubtful accounts and sales returns	7,561	8,203

	$138,346	$157,369

Inventories
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$22,938	$16,367
Work in process	—	132
Finished goods	5,308	6,854

Total inventories	$28,246	$23,353

Note 7 —Intangible Assets and Goodwill
Intangible Assets
     The following table represents the details of intangible assets (in thousands):

		Accumulated
June 30, 2010	Gross	Amortization	Net
Intangible assets with finite lives:
Purchased technology	$98,620	$(20,640)	$77,980
Customer relationships	19,830	(2,873)	16,957
Contract backlog	7,500	(792)	6,708
Non-compete agreements	4,380	(326)	4,054
Trademarks and trade names	1,240	(61)	1,179

Gross intangible assets with finite lives	131,570	(24,692)	106,878
Effect of exchange rate changes	(2,624)	725	(1,899)

Total intangible assets with finite lives	128,946	(23,967)	104,979

IPR&D, with indefinite lives	2,910	—	2,910

Total intangible assets	$131,856	$(23,967)	$107,889

		Accumulated
December 31, 2009	Gross	Amortization	Net
Intangible assets with finite lives:
Purchased technology	$42,490	$(15,933)	$26,557
Customer relationships	5,730	(2,009)	3,721

Gross intangible assets with finite lives	48,220	(17,942)	30,278
Effect of exchange rate changes	1,079	(340)	739

Total intangible assets with finite lives	49,299	(18,282)	31,017

Total intangible assets	$49,299	$(18,282)	$31,017

     Under recently revised accounting guidance for business combinations, IPR&D is capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment until completion of the underlying development. Upon the completion of the underlying development, the capitalized IPR&D asset will be amortized over its estimated useful life. Prior to the adoption of the revised accounting guidance, IPR&D was expensed upon acquisition.
     The estimated future amortization expense of purchased intangible assets with finite lives as of June 30, 2010 is as follows:

For the Years Ending December 31,
2010 (remaining six months)	$13,999
2011	26,078
2012	20,572
2013	17,557
2014	17,221
Thereafter	9,552

Total	$104,979

Goodwill
     As required by the authoritative guidance for intangibles and goodwill, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of certain events in accordance with the provisions of the authoritative guidance for intangibles and goodwill. As of June 30, 2010, no impairment losses were recognized with respect to goodwill.

     The changes in the carrying amount of goodwill for the six months ended June 30, 2010 are as follows (in thousands):

Balance at December 31, 2009	$42,102
Addition due to the acquisition of Camiant	72,802
Addition due to the acquisition of Blueslice	22,093
Effect of exchange rate changes	(2,878)

Balance at June 30, 2010	$134,119

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
     We conduct business globally, and as a result, one or more of our subsidiaries file income tax returns in various domestic and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. During 2008, the Internal Revenue Service (“IRS”) completed an examination of tax years 2004 through 2006; therefore, our U.S. federal income tax returns for tax years prior to 2007 are generally no longer subject to adjustment. For our U.S. state tax returns, we are generally no longer subject to examination of tax years prior to 2007 in our primary state tax jurisdictions. Our foreign income tax returns are generally no longer subject to examination for tax periods 2003 and prior.
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
     For the three and six months ended June 30, 2010 our effective tax rate was 20% and 30%, respectively. The effective rate for the three months ended June 30, 2010 differs from the statutory rate of 35% primarily due to (i) a higher percentage of our projected income for the full year being derived from international locations with lower tax rates than the U.S., (ii) the cumulative effect of reducing our full year estimated effective tax rate as a result of the shift of income to lower tax jurisdictions discussed in item (i), and (iii) a discrete tax benefit of $1.0 million recognized as the result of certain amended state tax filings. These tax benefits were partially offset by (i) state income tax expense, (ii) tax expense resulting from employee stock option cancellations and the required tax treatment under the authoritative guidance for stock-based compensation as discussed in detail below, and (iii) tax expense resulting from nondeductible acquisition expenses incurred during the second quarter of 2010 in the acquisition of Camiant and Blueslice. For the six months ended June 30, 2010 the effective rate differs from the statutory rate of 35% primarily due to the international impact and discrete items discussed above.
     For the three and six months ended June 30, 2009, our effective tax rate was 43% and 37% respectively. The rate for the three months ended June 30, 2009 differs from the statutory rate of 35% primarily due to (i) the cumulative effect of increasing our full year estimated effective tax rate to approximately 37%, and (ii) establishment of a valuation allowance of $1.0 million for a deferred tax item created by the impairment of our investment in a privately held company. The rate for the six months ended June 30, 2009 differs from the statutory rate of 35% primarily due to the establishment of the valuation allowance discussed above, offset by the recognition during the first quarter of 2009 of certain previously unrecognized tax benefits of approximately $0.9 million associated with the settlement of two state examinations for tax years 2004 through 2006.
     As a result of the acquisition of Camiant and Blueslice, liabilities were established in the amount of $6.5 million related to existing uncertain tax positions. These liabilities were recorded through purchase accounting and therefore impacted the level of goodwill recorded as a result of the transactions. These liabilities will be reflected in our annual tabular reconciliation for the fiscal year 2010.
     We no longer have a “pool of windfall tax benefits” as defined by the authoritative guidance for stock-based compensation. As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under the authoritative guidance will negatively impact our effective tax rate and increase its volatility, resulting in a reduction of our earnings. The authoritative guidance for stock compensation requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs.
Note 9 — Commitments and Contingencies
Indemnities, Commitments and Guarantees
     In the normal course of our business, we provide certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to our customers in connection with the sale of our products and licensing of our technology, indemnities for liabilities associated with the infringement of other parties’ technology based upon our products and technology, guarantees of timely performance of our obligations, indemnities related to the reliability of our equipment, and indemnities to our directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and, in certain cases, is indefinite. Many of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded a liability for these indemnities, commitments or guarantees in the accompanying balance sheets because future payment is not probable.
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

Note 10 — Stock-Based Compensation
Stock-Based Compensation Expense
     Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Three months ended June 30, 2010
Cost of goods sold	$78	$235	$313
Research and development	69	330	399
Sales and marketing	120	750	870
General and administrative	152	1,913	2,065

Total	$419	$3,228	$3,647

Three months ended June 30, 2009
Cost of goods sold	$85	$187	$272
Research and development	244	266	510
Sales and marketing	177	619	796
General and administrative	579	1,504	2,083

Total	$1,085	$2,576	$3,661

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Six months ended June 30, 2010
Cost of goods sold	$155	$510	$665
Research and development	144	596	740
Sales and marketing	218	1,461	1,679
General and administrative	673	3,186	3,859

Total	$1,190	$5,753	$6,943

Six months ended June 30, 2009
Cost of goods sold	$224	$274	$498
Research and development	522	525	1,047
Sales and marketing	406	1,130	1,536
General and administrative	1,251	2,641	3,892

Total	$2,403	$4,570	$6,973

     Stock-based compensation expense was recorded net of estimated forfeitures for the three and six months ended June 30, 2010 and 2009 such that expense was recorded only for those stock-based awards that are expected to vest.
Note 11 — Operating Segment Information
     We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically the development and sale of signaling and session management telecommunications and related value added applications and services.

Enterprise-Wide Disclosures
     The following table sets forth, for the periods indicated, revenues from external customers by our principal product lines (in thousands):

	For the Three Months Ended
	June 30,
	2010	2009
Product revenues:
Eagle, number portability, and other session management products	$68,319	$73,548
Performance management products	6,570	4,942

Total product revenues	74,889	78,490
Warranty revenues	21,691	20,814
Professional and other services revenues	12,927	14,879

Total revenues	$109,507	$114,183

	For the Six Months Ended
	June 30,
	2010	2009
Product revenues:
Eagle, number portability, and other session management products	$134,433	$143,124
Performance management products	16,995	15,064

Total product revenues	151,428	158,188
Warranty revenues	40,693	42,081
Professional and other services revenues	33,377	30,572

Total revenues	$225,498	$230,841

	Revenues from External Customers
	By Geographic Region
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
United States	$45,055	$50,648	$80,623	$87,403
International	64,452	63,535	144,875	143,438

Total revenues from external customers	$109,507	$114,183	$225,498	$230,841

     For the three months ended June 30, 2010, sales to AT&T and Verizon represented 14% and 12% of our revenues, respectively. For the three months ended June 30, 2009, sales to AT&T and Deutsche Telecom AG Group each represented 15% of our revenues.
     For the six months ended June 30, 2010, sales to AT&T represented 14% of our revenues. For the six months ended June 30, 2009, sales to Carso Global Telecom represented 14% of our revenues, and sales to AT&T represented 13% of our revenues.
     For the three and six months ended June 30, 2010, revenues from India accounted for 14% and 12% of our revenues, respectively. For the three and six months ended June 30, 2009, revenues from India accounted for 12% and 7% of our revenues, respectively.

     The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment, and other assets by geographic region (in thousands):

	Long-Lived Assets
	By Geographic Region
	June 30,	December 31,
	2010	2009
United States	$29,599	$29,587
Other	7,229	7,341

Total long-lived assets	$36,828	$36,928

Note 12 — Earnings Per Share
     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	Income from
	Operations	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2010:
Basic income from operations per share	$9,422	68,374	$0.14
Effect of dilutive securities	—	572

Diluted income from operations per share	$9,422	68,946	$0.14

For the Three Months Ended June 30, 2009:
Basic income from operations per share	$9,753	66,744	$0.15
Effect of dilutive securities	—	758

Diluted income from operations per share	$9,753	67,502	$0.14

For the Six Months Ended June 30, 2010:
Basic income from operations per share	$23,140	68,005	$0.34
Effect of dilutive securities	—	851

Diluted income from operations per share	$23,140	68,856	$0.34

For the Six Months Ended June 30, 2009:
Basic income from operations per share	$22,118	66,514	$0.33
Effect of dilutive securities	—	671

Diluted income from operations per share	$22,118	67,185	$0.33

     The computation of diluted earnings per share excludes unexercised stock options, and unvested restricted stock units that are anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average number of stock options and SARs excluded due to the exercise price exceeding the average fair value of our common stock during the period	3,679	5,235	3,806	5,801
     There were no transactions subsequent to June 30, 2010, which, had they occurred prior to the end of our second quarter, would have changed materially the number of shares in the basic or diluted earnings per share computations.

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
Overview of Our Business and Products
     We are a leading global provider of communication network software and systems that enable our customers to effectively and efficiently deliver an array of communications services including voice, text messaging, and broadband data services. Our customers predominantly include mobile (or wireless) and fixed (or wireline) service providers (collectively, “service providers”), including many of the largest service providers in the world. Our software and systems are designed to enable our customers to optimize their network efficiency, ensure quality of service and quality of experience, establish network, service and subscriber policies, create unified subscriber identities, and capture additional revenue opportunities. Our systems generally provide high performance capabilities such as high transaction rates, reliability and routing intelligence, and are designed to enable our customers to address the scalability and complexity issues inherent in the implementation of all-IP networks. Our solutions are comprised of software elements from our portfolio of proprietary software that is increasingly integrated with commercially available hardware, operating systems and database technologies. By taking advantage of advances in technology, like multi-core processors, virtualization software and browser-based cloud computing, our software and systems deliver significant processing power, flexibility, and in-memory storage. We believe that our solutions are cost effective for our customers and enable them to provide value to their subscribers.
     We derive our revenues primarily from the sale or license of these network systems and software applications and related professional services (for example, installation and training services) and customer support services, including customer post-warranty services. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer’s credit standing and our history with the customer. As we continue to expand internationally, we expect that our billing and payment terms may lengthen, as a higher percentage of our billing and/or payment terms may be tied to the achievement of milestones, such as shipment, installation and customer acceptance.
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
Operating Environment and Key Factors Impacting our Results
     Although economic conditions are generally improving around the world, we believe telecommunication service providers have been and will continue to be cautious in their spending for the foreseeable future. This is particularly the case in certain emerging markets, as these markets continue to be disproportionately affected by the current economic conditions.
     Despite these weak economic conditions, we continue to see progress with our next-generation product portfolio, which we define as our performance management, session management applications on Eagle XG, mobile messaging, policy control, and subscriber data management products. As of June 30, 2010, on a trailing twelve months basis, orders for these products have grown by nearly 40% to $86.8 million and now represent over 50% of our sales pipeline for the remainder of 2010. We recognize that these products have a longer sales cycle than our Eagle 5 products and our expectations are tempered as a result.
     Despite this progress with our next generation product portfolio, the growth in these products did not offset the decline in our Eagle 5 related products, as orders for this product line continued to experience year-over-year declines on a quarterly, year-to-date, and trailing twelve months basis. Accordingly, the weakness in Eagle 5 related product orders more than offset the growth in our next generation products, resulting in a year-over-year decline in total orders of 31% during the current quarter and 25% on a year-to-date basis. The decline in Eagle 5 related product orders was particularly pronounced in the emerging markets and Western Europe, which are down in aggregate by nearly 50% in the first half of 2010. The decline in emerging markets and Western Europe was partially offset by continued strength in North America, where orders were up 15% year-over-year during the first half of 2010.
     In order to understand the trends within our Eagle 5 business, we believe it is important to understand the varying dynamics across geographical regions, particularly between developed and emerging markets. With respect to developed markets, such as North America and Western Europe, we believe our customers are increasing their focus on investing in their next-generation networks, such as Long-Term Evolution (“LTE”). While this shift negatively impacts our Eagle 5 business, it continues to create opportunities for our next generation products. With respect to our Eagle 5 products, we believe customers have and will continue to limit their investments to only meet their current needs.
     With respect to certain emerging markets, such as the Middle East and Africa, we believe the year-over-year decline in orders is due in part to the continued cautiousness in spending resulting from the current economic conditions. In addition, orders in Brazil and India are down substantially year-over-year during the first half of 2010. With respect to Brazil, we believe the decline is primarily due to approximately $25.0 million of 2009 orders that we do not expect to repeat. With respect to India, our second largest market overall and our largest emerging market, orders are down by over 50% year-over-year. A significant portion of this decline is due to the ongoing implementation of security regulations by the Indian government, and these regulations continue to be revised and updated. While we began to see a return of order flow during the second quarter, these new regulations continue to negatively impact orders. In addition, the timing of number portability purchases in 2009, coupled with the continued delay by the Indian government of the actual implementation of the number portability mandate, currently expected in late 2010 or early 2011, resulted in the delay of Eagle 5 extension orders previously expected in mid 2010. Further, as we have previously discussed, a series of security regulations were implemented by the Indian government in 2010, which caused delays in our orders from Indian customers. While we began to see a return of order flow during the second quarter, these new regulations continue to negatively impact orders. We are reviewing the most recent security-related regulations imposed by the Indian government, and although the impacts of such regulations on our operations and order flows is uncertain, we expect improved order flow in the second half of 2010.
     We are also continuing to experience a shift in the timing of customer orders, such that a substantial majority of orders were obtained in the last weeks of each of the quarters during 2009 and in the first half of 2010. We anticipate that this trend may continue and, accordingly, we may continue to experience volatility in our quarterly orders, revenues and earnings going forward.

     In the second quarter of 2010, our revenues declined by 4% from $114.2 million to $109.5 million as compared to the second quarter of 2009, and on a year-to-date basis, our revenues declined by 2%, from $230.8 million in the first half of 2009 to $225.5 million in the first half of 2010. Historically, a substantial portion of our revenues were derived from existing backlog, and trends in our orders have not been reflected in our revenues in the same period. However, given the recent declines in our orders and resulting backlog, our revenues are beginning to be negatively impacted by the recent trend in orders. Our revenues and operating results may become more sensitive to, and more closely follow recent order trends in the future if our existing backlog continues to decline as a result of several sequential periods with lower than anticipated orders.
     Foreign currency fluctuations had a negative year-over-year impact on second quarter and year-to-date 2010 revenues of approximately $4.0 million and $2.0 million, respectively. Including this impact, our operating results during the second quarter and year-to-date 2010 were negatively impacted by approximately $3.0 million due to year-over-year foreign currency fluctuations.
Summary of Operating Results and Key Financial Metrics
     The following is a summary of our performance relative to certain key financial metrics for our operations as of and for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 (in thousands, except earnings per share):

	Three Months Ended June 30,		Year-Over-Year Change
	2010	2009
Statement of operations statistics:
Orders	$72,068	$104,701	$(32,633)	(31)%
Revenues	$109,507	$114,183	$(4,676)	(4)%
Operating income	$12,650	$19,611	$(6,961)	(35)%
Diluted earnings per share	$0.14	$0.14	$—	—%
Cash flows from operations for continuing operations	$6,359	$12,758	$(6,399)	(50)%

	Six Months Ended June 30,
	2010	2009
Statement of operations statistics:
Orders	$128,792	$172,655	$(43,863)	(25)%
Revenues	$225,498	$230,841	$(5,343)	(2)%
Operating income	$34,878	$37,514	$(2,636)	(7)%
Diluted earnings per share	$0.34	$0.33	$0.01	2%
Cash flows from operations for continuing operations	$21,235	$34,581	$(13,346)	(39)%

	June 30,	December 31,
	2010	2009
Balance sheet statistics:
Cash and cash equivalents and short-term investments	$226,291	$370,116	$(143,825)	(39)%
Accounts receivable, net	$138,346	$157,369	$(19,023)	(12)%
Backlog	$271,641	$373,639	$(101,998)	(27)%
Deferred revenue	$131,432	$154,655	$(23,223)	(15)%
Working capital	$295,462	$441,277	$(145,815)	(33)%
Shareholders’ equity	$601,379	$574,547	$26,832	5%
     Orders decreased by 31% to $72.1 million in the second quarter of 2010 from $104.7 million in the second quarter of 2009, and decreased by 25% to $128.8 million for the six months ended June 30, 2010 from $172.7 million for the same period in 2009. The year-over-year declines are primarily due to the reasons discussed above.
     Revenues decreased on a quarter-over-quarter and year-over-year basis, to $109.5 million and $225.5 million in the second quarter and first half of 2010, respectively, from $114.2 million and $230.8 million in the second quarter and first half of 2009, respectively. As mentioned previously, our revenues have been negatively impacted by the recent trend in orders for our Eagle 5 products and the resulting lower backlog.

     Operating Income decreased by $7.0 million from $19.6 million in the second quarter of 2009 to $12.7 million in the second quarter of 2010, primarily due to a reduction in revenues of $4.7 million and an increase in amortization expense of $2.5 million as a result of the additions of intangible assets following acquisitions of Camiant, Inc. (“Camiant”) and Blueslice Networks Inc. (“Blueslice”) completed in the second quarter of 2010. Partially offsetting these items was a decrease in incentive compensation in line with lower orders and operating performance as compared to our incentive targets for the period.
     For the six months ended June 30, 2010, operating income decreased by $2.6 million from $37.5 million for the six months ended June 30, 2009 to $34.9 million for the six months ended June 30, 2010. The year-over-year decrease was primarily due to the reasons discussed above, partially offset by a reduction of incentive compensation in line with lower orders and operating performance as compared to our incentive targets for the period, as well as our emphasis on cost controls.
     Diluted Earnings per Share remained comparable at $0.14 per share in the second quarter of 2010 and 2009, and at $0.34 per share in 2010 and $0.33 per share in 2009 on a year-to-date basis, primarily due to the decreases in operating income during the three and six months ended June 30, 2010 discussed above being offset by lower income tax expense, as well as first half 2009 including an impairment charge of $2.8 million related to investments in privately held company recorded during the second quarter of 2009.
     Cash Flow from Operations decreased during the three and six months ended June 30, 2010, primarily as a result of lower accounts receivable cash collections in the first half of 2010 as compared to the first half of 2009, resulting from a year-over-year decline in orders and associated billing activity.
     Cash and Cash Equivalents and Short Term Investments decreased during the six months ended June 30, 2010 by $143.8 million, or 39%, primarily due to the acquisitions of Camiant and Blueslice for total net cash consideration of $162.0 million. These cash outflows were partially offset by cash flows from operating activities of $21.2 million.
     Accounts Receivable decreased by $19.0 million during the six months ended June 30, 2010 to $138.3 million primarily due to lower billings as a result of lower orders.
     Backlog decreased by $102.0 million, or 27%, from December 31, 2009 to June 30, 2010, primarily due to lower orders resulting in a reduction in backlog during the first half of 2010. Additionally, the negative impact of foreign exchange fluctuations (primarily related to the Euro) resulted in a $13.3 million decrease in backlog.
     Deferred Revenue decreased by $23.2 million, or 15%, from $154.7 million as of December 31, 2009 to $131.4 million as of June 30, 2010, primarily due to the decline in our orders and billings in the first half of 2010, as discussed above.
     Working Capital decreased by $145.8 million, or 33%, from $441.3 million as of December 31, 2009 to $295.5 million as of June 30, 2010, primarily due to the reduction in our cash balances as a result of acquiring Camiant and Blueslice in the second quarter of 2010 for total net cash consideration of $162.0 million, partially offset by cash inflow from operating activities of $21.2 million.
     Shareholders’ Equity increased by $26.8 million in the six months ended June 30, 2010 from $574.6 million as of December 31, 2009 to $601.4 million as of June 30, 2010, primarily due to net income of $23.1 million for the period and $9.9 million of proceeds from the issuance of common stock pursuant to the exercise of employee stock options and purchase under our employee stock purchase plan, offset by foreign currency translation adjustments of $10.4 million.
Results of Operations
Revenues
     As discussed further in Note 1 to the accompanying unaudited condensed consolidated financial statements and in “Recent Accounting Pronouncements” below, in the first quarter of 2010 we adopted new accounting guidance with respect to revenue recognition for arrangements with multiple deliverables. These new revenue recognition rules only apply to transactions entered into and pre-existing arrangements materially modified subsequent to adoption. As substantially all of our telecommunications products include both tangible products and software elements that function together to deliver the tangible product’s essential functionality, the existing software revenue recognition guidance will no longer apply to the majority of our arrangements.
     The adoption of the new, non-software revenue recognition guidance did not have a material impact on the timing, pattern, or amount of revenue recognized in the second quarter and first half of 2010, primarily due to (i) a portion of second quarter and first half 2010 revenue being derived from the backlog of orders which were received prior to January 1, 2010 and therefore not falling under the new non-software revenue recognition guidance, and (ii) the new, non-software revenue recognition guidance not differing significantly from the software revenue recognition guidance when applied to acceptance based arrangements and arrangements that are received and fulfilled within the same quarter. In the three and six months ended June 30, 2010, we recognized $50.0 million and $75.5 million of revenue, respectively, under the new non-software revenue recognition guidance, and we had $10.2 million of deferred revenue under such rules at June 30, 2010. Our June 30, 2010 backlog included an additional $41.0 million of unbilled orders recorded under the new guidance. Based on the currently available information, we anticipate that the effect of adopting this guidance on future periods will not be material. However, this assessment may change as the impact depends on the substance of arrangements entered into or materially modified in future periods.
     Revenues decreased by 4% to $109.5 million in the second quarter of 2010 from $114.2 million in the second quarter of 2009. On a year-to-date basis, revenue decreased by 2% to $225.5 million for the six months ended June 30, 2010 as compared to $230.8 million for the six months ended June 30, 2009. Foreign currency fluctuations had a negative year-over-year impact on second quarter and year-to-date 2010 revenues of approximately $4.0 million and $2.0 million, respectively. The following discussion provides a more detailed analysis of changes in revenues by product line.
Revenues by Product Line
     In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our product lines. Revenues from each of our product lines for the three and six months ended June, 30 2010 and 2009 are as follows (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2010	2009	2009 to 2010
Product revenues:
Eagle, number portability, and other session management products	$68,319	$73,548	$(5,229)	(7)%
Performance management products	6,570	4,942	1,628	33%

Total product revenues	74,889	78,490	(3,601)	(5)%
Warranty revenues	21,691	20,814	877	4%
Professional and other services revenues	12,927	14,879	(1,952)	(13)%

Total revenues	$109,507	$114,183	$(4,676)	(4)%

	For the Six Months Ended
	June 30,		Change
	2010	2009	2009 to 2010
Product revenues:
Eagle, number portability, and other session management products	$134,433	$143,124	$(8,691)	(6)%
Performance management products	16,995	15,064	1,931	13%

Total product revenues	151,428	158,188	(6,760)	(4)%
Warranty revenues	40,693	42,081	(1,388)	(3)%
Professional and other services revenues	33,377	30,572	2,805	9%

Total revenues	$225,498	$230,841	$(5,343)	(2)%

     Product Revenues
     Our product revenues decreased by $3.6 million, or 5%, in the second quarter of 2010 compared to the second quarter of 2009 due to the decrease in Eagle 5, number portability, and other session management products revenues. This decrease was primarily due to the decline in sales of our Eagle 5 product line outpacing the growth in sales of our newer Eagle XG and other session management products. Partially offsetting this decrease was an increase in performance management products revenues following our new software releases and the continued progress we have made in gaining customer acceptances of our next generation carrier grade Linux products.
     Product revenues for the first six months of 2010 decreased by $6.8 million, or 4%, as compared to the same period in 2009, primarily due to the overall decrease in Eagle 5 revenues as discussed above, as well as lower international revenues as a result of the timing of completion of a number of large acceptance based projects in South America during the first quarter of 2009. From a product mix perspective, we continue to expect a year-over-year growth in orders and revenues from our Eagle XG, performance management and mobile messaging products, and a decline in orders and revenues for our Eagle 5 product line. With the addition of the policy management and subscriber data management products obtained in our acquisitions of Camiant and Blueslice, we expect our next generation products to represent an increasing percentage of our overall orders and revenues.
     Worldwide, our product revenues have been impacted by a variety of factors in addition to those discussed above, including: (i) industry consolidation resulting in delay and/or decline in our customer orders; (ii) competitive pricing pressure, particularly with respect to our Eagle 5 product line; (iii) the pricing of our SIGTRAN-based products, which are typically at a significantly lower price per equivalent link or unit of throughput than our traditional SS7-based products, resulting in reductions in our order value and revenues; (iv) the ability to sell our next generation products, such as performance management, Eagle XG, policy management, subscriber data management, and mobile messaging, to our existing customer base and (v) the amount of signaling traffic generated on our customers’ networks, impacting our volume of orders. We derive the majority of our product revenues from wireless operators, and wireless networks generate significantly more signaling traffic than wireline networks. As a result, these networks require significantly more signaling infrastructure than wireline networks. Signaling traffic on our wireless customers’ networks may be impacted by several factors, including growth in the number of subscribers, the number of calls made per subscriber, roaming and the use of additional features, such as text messaging.
     Warranty Revenues
     Warranty revenues include revenues from (i) our standard warranty coverage, which is typically provided at no charge for the first year but is allocated a portion of the arrangement fee in accordance with the authoritative guidance for revenue recognition and (ii) our extended warranty offerings. After the first year warranty, our customers typically purchase warranty services for periods of up to a year in advance, which we reflect in deferred revenues. We recognize the revenue associated with our warranty services ratably over the term of the warranty arrangement based on the number of days the contract is outstanding during the period.
     Warranty revenues increased by 4% in the second quarter of 2010 as compared to the second quarter of 2009. This increase was primarily due to the increase in our extended warranty revenues primarily due to (i) the timing of order renewals, and (ii) the expansion of the maintenance base as a result of our recent acquisitions. Partially offsetting the above increase was a decrease in the standard warranty revenues, principally due to the timing of revenue recognition related to the initial warranty term that accompanied the product sale.
     On a year-to-date basis, warranty revenues decreased by 3% in the first six months of 2010 as compared to the same period of 2009, primarily as a result of a decrease in the standard warranty revenues for the reasons discussed above and to a lesser extent, pricing pressure from our customers related to our extended warranty offering as they try to reduce their operating expenses.
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
     Professional and other services revenues for the second quarter of 2010 decreased by $2.0 million, or 13%, as compared to the second quarter of 2009, primarily due to a decrease in service related revenues in Europe associated with the completion of Eagle projects in the second quarter of 2009, which was partially offset by growth in services associated with performance management products.
     On a year-to-date basis, professional and other services revenues increased by $2.8 million, or 9%, in the first half of 2010 as compared to the same period of 2009. The increase is primarily attributable to the recognition of revenue for a number of projects in Europe across our product portfolio that included large service components in the first quarter of 2010 as compared to the mix of deliverables in the first quarter of 2009. Also contributing to the increase is an increase in professional services revenue associated with performance management products, which typically require a higher level of services than our Eagle 5 related products.
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
Cost of Sales
     In order to better understand our cost structure, we analyze and present our costs and expenses in the categories discussed below:
     Cost of goods sold
     Cost of goods sold includes: (i) materials, labor, and overhead costs incurred internally and paid to contract manufacturers to produce our products; (ii) personnel and other costs incurred to install our products; and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2010	2009	2009 to 2010
Cost of good sold	$36,586	$36,364	$222	1%
Revenues	109,507	114,183	(4,676)	(4)%
Cost of good sold as a percentage of revenues	33%	32%

	For the Six Months Ended
	June 30,		Change
	2010	2009	2009 to 2010
Cost of good sold	$75,190	$76,713	$(1,523)	(2)%
Revenues	225,498	230,841	(5,343)	(2)%
Cost of good sold as a percentage of revenues	33%	33%
     Cost of goods sold increased slightly in both absolute dollars and as a percentage of revenues in the three months ended June 30, 2010 as compared to the same period in 2009. Cost of goods sold for the second quarter of 2009 included a warranty charge associated with a Class A warranty event related to our performance management product line of $5.0 million, or 4% of revenues. Thus, cost of goods sold excluding this charge increased $5.2 million in 2010. The increase in terms of absolute dollars and as a percentage of revenue was primarily attributable to a higher percentage of our revenues being derived from emerging markets, particularly India, which are typically at lower gross margins. Partially offsetting this increase was lower incentive compensation resulting from lower orders and operating performance as compared to our incentive targets for the period.
     For the six months ended June 30, 2010 our cost of goods sold decreased by 2% in absolute dollars and remained comparable as a percentage of revenues as compared to the same period in 2009. As mentioned previously, cost of goods sold during the first half of 2009 included a $5.0 million warranty charge, representing 2% of 2009 year-to-date revenues. Excluding the impact of this charge, cost of goods sold increased by $3.5 million during the six months ended June 30, 2010, with the increase principally due to a higher percentage of our revenues being derived from emerging markets, particularly India, partially offset by (i) a proportionate decline in cost in line with the decline in revenues and (ii) lower incentive compensation resulting from lower orders and operating performance as compared to our incentive targets for the period.
     As we continue to expand our international presence, our cost of goods sold as a percentage of revenues may be negatively impacted as the result of our decision to develop new sales channels and customer relationships in new markets, and also due to price competition. Further, many of our next generation products are initial system sales, which are typically at lower gross margins than our corporate average. However, as we seed these products in our installed base, the follow on orders in many cases will be software only and therefore at margins significantly above our corporate average. In addition, changes in the following factors may also affect margins: product mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal and outsourced manufacturing capabilities and efficiencies; foreign currency fluctuations; pricing pressure as we expand internationally; and general economic conditions.
Amortization of Intangible Assets
     Amortization of intangible assets for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Amortization of intangible assets related to:
Camiant	$1,954	$—	$1,954	$—
mBalance	858	916	1,789	1,843
Steleus	482	483	965	965
Blueslice	556	—	556	—
iptelorg	109	116	228	224
Other	8	—	8	—

Total	$3,967	$1,515	$5,500	$3,032

Research and Development Expenses
     Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for the three and six months ended June 30, 2010 and 2009 (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2010	2009	2009 to 2010
Research and development	$21,763	$25,551	$(3,788)	(15)%
Percentage of revenues	20%	22%

	For the Six Months Ended
	June 30,		Change
	2010	2009	2009 to 2010
Research and development	$44,572	$51,403	$(6,831)	(13)%
Percentage of revenues	20%	22%
     The following is a summary of the year-over-year fluctuations in our research and development expenses during the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009 to 2010	2009 to 2010
Increase (decrease) in:
Salaries, benefits and incentive compensation	$(2,080)	$(3,642)
Stock-based compensation	(112)	(308)
Integration-related compensation	(32)	(179)
Consulting and professional services	(1,099)	(1,974)
Facilities and depreciation	(586)	(877)
Other	121	149

Total	$(3,788)	$(6,831)

     The decrease in research and development expenses, both on a quarter-over-quarter and year-over year basis, was principally due to decreased expenses related to our employees, consulting services, and facilities and depreciation. In particular, salaries, benefits and incentive compensation decreased as a result of lower incentive compensation recorded in the first half of 2010 resulting from lower orders and operating performance as compared to our incentive targets. Also affecting our research and development expenses across all categories was a reduction in our spending as a result of (i) completing many of the International Telecommunication Union and local feature development projects necessary to win new Eagle 5 customers in international markets, and (ii) our continued efforts to obtain better efficiencies across our research and development activities. In particular, we are beginning to see reductions in personnel and consulting costs associated with our Eagle 5 development efforts, as we shift resources to our next generation products. Further, we have been able to reduce our depreciation expense as a result of (i) our focus on deploying newer technologies that allowed us to centralize and share our development equipment, and (ii) lower capital expenditures required to support the development efforts of our next generation products, as they are compatible with off the shelf hardware versus our Eagle 5 platform, which is on proprietary hardware.
     Partially offsetting these decreases in research and development costs is a $2.1 million increase for the three and six months ended June 30, 2010 associated with our recent acquisitions, principally within salaries, benefits and incentive compensation category.

Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including: (i) salaries, commissions and related costs; (ii) outside contract personnel; (iii) facilities costs; (iv) advertising and other marketing costs, such as tradeshows; and (v) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for the three and six months ended June 30, 2010 and 2009 (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2010	2009	2009 to 2010
Sales and marketing expenses	$18,229	$17,110	$1,119	7%
Percentage of revenues	17%	15%

	For the Six Months Ended
	June 30,		Change
	2010	2009	2009 to 2010
Sales and marketing expenses	$35,666	$34,406	$1,260	4%
Percentage of revenues	16%	15%
     The following is a summary of the year-over-year fluctuation in our sales and marketing expenses during the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009 to 2010	2009 to 2010
Increase (decrease) in:
Salaries, benefits and incentive compensation	$74	$410
Stock-based compensation	74	143
Integration-related compensation	493	493
Sales commissions	(346)	(856)
Marketing and advertising	223	(103)
Travel	284	1,021
Other	317	152

Total	$1,119	$1,260

     The increase in sales and marketing expenses in the second quarter and first half of 2010 as compared to the same periods of 2009 was primarily attributable to additional sales and marketing related personnel costs associated with the recent acquisitions of Camiant and Blueslice. Specifically, our sales and marketing costs increased by $1.8 million during the second quarter and six months ended June 30, 2010 as a result of these acquisitions. Included in this increase is integration-related compensation of $0.5 million associated with certain employees of Camiant and Blueslice receiving cash compensation in lieu of stock options that were not assumed as part of the acquisitions, along with certain stay-on and integration related bonuses. Also, impacting our sales and marketing expenses were increases in our travel and employee related expenses as a result of increased customer oriented activities. Partially offsetting these increases were (i) lower incentive compensation recorded in the first half of 2010 resulting from lower orders and operating performance as compared to our incentive targets, and (ii) decreased sales commissions, primarily due to lower revenues. We expect the size of our sales and marketing workforce and related expenses will continue to vary to a greater degree in response to our orders than to revenues.
General and Administrative Expenses
     General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, business development, finance, information technology and human resources personnel) and consist of: (i) salaries and related compensation costs; (ii) consulting and other professional services (e.g., litigtion and other outside counsel fees, and audit fees); (iii) facilities and insurance costs; and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for the three and six months ended June 30, 2010 and 2009 (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2010	2009	2009 to 2010
General and administrative expenses	$12,807	$13,717	$(910)	(7)%
Percentage of revenues	12%	12%

	For the Six Months Ended
	June 30,		Change
	2010	2009	2009 to 2010
General and administrative expenses	$25,957	$27,140	$(1,183)	(4)%
Percentage of revenues	12%	12%
     The following is a summary of the year-over-year fluctuation in our general and administrative expenses during the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009 to 2010	2009 to 2010
Increase (decrease) in:
Salaries, benefits and incentive compensation	$(1,104)	$(1,150)
Stock-based compensation	(18)	(33)
Integration-related compensation	349	349
Consulting and professional services	249	163
Facilities and depreciation	(118)	(77)
Bad debt expense	(379)	(475)
Other	111	40

Total	$(910)	$(1,183)

     The decrease in general and administrative expenses in the first quarter and first half of 2010 was primarily due to a reduction in employee related costs and a reduction in bad debt expense. Our employee related costs decreased as a result of (i) reduced incentive compensation recorded in the first half of 2010 resulting from lower orders and operating performance as compared to our incentive targets for the period, and (ii) realizing the benefits our cost control initiatives. Bad debt expense was lower in 2010 due to our collection efforts and lower overall orders and revenues, and the resulting accounts receivable balances. Partially offsetting these decreases were increases of approximately $0.8 million associated with the addition of Camiant and Blueslice employees to our management team. Included in this increase is $0.3 million associated with certain employees of Camiant and Blueslice receiving cash compensation in lieu of stock options that were not assumed as part of the acquisitions, along with certain stay-on and integration related bonuses.

Amortization of Intangible Assets
     As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Camiant	$736	$—	$736	$—
mBalance	212	226	442	455
Blueslice	73	—	73	—
Steleus	—	89	—	178

Total	$1,021	$315	$1,251	$633

     In the second quarter of 2010, amortization of intangible assets increased by $0.7 million, primarily due to the increase in our intangible assets as a result of acquiring Camiant and Blueslice in the second quarter of 2010, offset by a reduction due to having fully amortized the intangibles related to Steleus in 2009.
Other Income and Expense
     For the three and six months ended June 30, 2010 and 2009, other income and expenses were as follows (in thousands, except percentages):

	For the Three Months Ended
	June 30,		Change
	2010	2009	2009 to 2010
Interest income	$127	$264	$(137)	(52)%
Interest expense	(54)	(57)	3	(5)%
Impairment of investment in privately held company	—	(2,758)	2,758	(100)%
Gain on investments carried at fair value, net	38	321	(283)	(88)%
Foreign currency loss, net and other	(1,025)	(402)	(623)	155%

Other income (expense), net	$(914)	$(2,632)	$1,718	(65)%

	For the Six Months Ended
	June 30,		Change
	2010	2009	2009 to 2010
Interest income	$269	$634	$(365)	(58)%
Interest expense	(121)	(112)	(9)	8%
Impairment of investment in privately held company	—	(2,758)	2,758	(100)%
Gain on investments carried at fair value, net	118	1,435	(1,317)	(92)%
Foreign currency loss, net and other	(2,125)	(1,820)	(305)	17%

Other income (expense), net	$(1,859)	$(2,621)	$762	(29)%

     Interest Income and Expense. Interest income decreased during the three and six months ended June 30, 2010 due to (i) a shift during 2009 from higher yielding investments into lower yielding cash and cash equivalents as we sought to reduce our exposure to the credit and liquidity crisis in the financial markets, and (ii) our purchase of Camiant and Blueslice in May 2010 for approximately $162.0 million and the resulting reduction of our interest bearing cash balances.
     Impairment of investment in privately held company. During the second quarter of 2009, we recorded an impairment charge of $2.8 million related to our investment in a privately held company. This charge represented the difference between our $15.0 million cost basis in this investment and its then estimated fair value of $12.2 million as of June 30, 2009 as we deemed the decline in the value of this asset to be other-than-temporary.

     Gain on investments carried at fair value, net. Gain on investments carried at fair value, net represents the net gain resulting from changes in the fair value of our ARS portfolio and the related Put right. Our ARS portfolio was classified as trading securities and, accordingly, changes in its fair value were recorded in the corresponding period earnings (i.e., “marked to market”). The UBS Put right was recorded at fair value in accordance with the provisions of the authoritative guidance for investments, and changes in the fair value were also recorded in the corresponding period earnings. We exercised the Put right on June 30, 2010, requiring UBS to purchase our remaining ARS portfolio at par value plus accrued interest.
     Foreign currency loss, net and other. Foreign currency loss, net and other for the three and six months ended June 30, 2010 and 2009 consists primarily of (i) the net cost of our hedging program related to foreign currency risk, including the gains and losses on forward contracts on foreign currency exchange rates used to hedge our exposure to foreign currency risks, (ii) foreign currency gains and losses associated with the underlying hedged item (principally accounts receivable), and (iii) remeasurement adjustments from consolidating our international subsidiaries. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. Dollar and will be exposed to greater risk related to exchange rate foreign currency fluctuations and translation adjustments.
Provision for Income Taxes
     The income tax provisions for the three months ended June 30, 2010 and 2009 were approximately $2.3 million and $7.2 million, respectively, resulting in income tax expense as a percentage of pre-tax income, or an effective tax rate, of 20% and 43%, respectively. The income tax provisions for the six months ended June 30, 2010 and 2009 were approximately $9.9 million and $12.8 million, resulting in income tax expense as a percentage of pre-tax income, or an effective tax rate, of 30% and 37% respectively.
     The differences in the effective rates for the three and six months ended June 30, 2010, as compared to the same periods in 2009, are primarily due to (i) a higher percentage of our projected income for the full year being derived from international locations with lower tax rates than the U.S., (ii) the cumulative effect of reducing our full year estimated effective tax rate as a result of the shift of income to lower tax jurisdictions discussed in item (i), and (iii) the establishment of a valuation allowance of $1.0 million in the second quarter of 2009 for a deferred tax item resulting from the impairment of our investment in a privately held company. Additionally, we did not reflect a benefit for the U.S. federal research and development tax credit as part of our anticipated annual effective rate for the second quarter of 2010 because the U.S. Congress had not extended this tax credit as of June 30, 2010. A benefit of this credit was reflected in the projected annual effective rate as of the end of the second quarter of 2009. A cumulative benefit resulting from this credit will be recognized in the quarter, if any, in which the U.S. Congress enacts the related legislation. Please refer to Note 8 of the accompanying unaudited condensed consolidated financial statements for a discussion of the reconciliations of our effective tax rates for the three and six months ended June 30, 2010 and 2009 to the statutory rate of 35%.
     We no longer have a “pool of windfall tax benefits” as defined by the authoritative guidance for stock-based compensation. As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under the authoritative guidance will negatively impact our effective tax rate and increase its volatility, resulting in a reduction of our earnings. The authoritative guidance for stock compensation requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs.
Liquidity and Capital Resources
Overview
     We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. Our working capital decreased by $145.8 million, from $441.3 million as of December 31, 2009 to $295.5 million as of June 30, 2010, primarily due to the reduction in our cash balances from the acquisition of Camiant and Blueslice in the second quarter of 2010 for total net cash consideration of $162.0 million. This decrease in working capital was partially offset by cash inflow from operating activities of $21.2 million. The significant components of our working capital are liquid assets such as cash and cash equivalents and accounts receivable, and deferred costs and commissions, reduced by trade accounts payable, accrued expenses, accrued compensation and related expenses, and the current portion of deferred revenues.

     We have a line of credit facility of $50.0 million and a letter of credit facility of $10.0 million with Wells Fargo Bank, National Association that was originally with Wachovia Bank, National Association. The line of credit is unsecured except for our pledge of 65% of the outstanding stock of certain subsidiaries, while the letter of credit facility requires certain levels of cash collateral for outstanding letters of credit. There were no outstanding borrowings under the line of credit facility at either June 30, 2010 or 2009. As of June 30, 2010, there were approximately $0.5 million of borrowings outstanding under the letter of credit facility, all of which were fully collateralized by us.
     We also utilized a letter of credit facility in the maximum amount of $5.0 million with Wells Fargo which also required cash collateral. This letter of credit facility expired on December 31, 2009 and can no longer be used to issue new letters of credit. As of June 30, 2010, there were letters of credit of approximately $1.4 million outstanding under this facility, all of which were fully collateralized by us.
     As of December 31, 2009, we held $81.8 million of ARS recorded at fair value, which represented a decline of $11.2 million below our cost basis, and associated UBS Put right, at an estimated fair value of $11.1 million. Throughout the second quarter of 2010, as in previous quarters, issuers called certain securities which reduced the investment in our ARS portfolio. On June 30, 2010, we exercised our UBS Put right requiring UBS to purchase the remaining balance of our ARS portfolio at par value plus accrued interest. As a result of the issuer calls and our exercising the UBS Put right, we received cash proceeds of $79.6 million during the quarter, which liquidated our ARS portfolio.
     We believe that our current working capital position, available line of credit and anticipated cash flow from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Additionally, we believe these resources allow us to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio. Our liquidity could be negatively impacted by a decrease in revenues resulting from a decline in demand for our products or a reduction of capital expenditures by our customers.
Cash Flows
     As discussed above, one of the primary sources of our liquidity is our ability to generate positive cash flows from operations. The following is a discussion of our primary sources and uses of cash in our operating, investing and financing activities:
Cash Flows from Operating Activities
     Net cash provided by operating activities from continuing operations was $21.2 million and $34.6 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in our cash flows from continuing operations was primarily the result of lower cash collections of accounts receivable in the first half of 2010 as compared to the first half of 2009, resulting from year-over-year decline in orders and associated billing activity.
     Our cash flows from continuing operations were primarily derived from (i) our earnings from ongoing operations prior to non-cash expenses such as stock-based compensation, depreciation, amortization, bad debt, write-downs of inventory, warranty reserve charges, and deferred income taxes, and (ii) changes in our working capital, which are primarily composed of changes in accounts receivable, inventories, deferred revenue and associated deferred costs, accounts payable, accrued expenses and accrued payroll and related expenses.
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
Cash Flows from Investing Activities
     Net cash used in investing activities was ($76.5) million and ($6.6) million for the six months ended June 30, 2010 and 2009, respectively. Our cash flows from investing activities primarily relate to (i) purchases and sales of investments, (ii) strategic acquisitions, and (iii) purchases of property and equipment.

     In the first half of 2010, acquisition related net cash outflows were $162.0 million for the purchase of Camiant and Blueslice. Our investment in property and equipment was $7.5 million. Offsetting these investing cash outflows was $93.0 million in proceeds from calls and the exercise of our UBS Put right discussed previously.
     For the six months ended June 30, 2009, our investing activities consisted of property and equipment purchases of $12.1 million, offset in part by the call of $5.5 million of ARS by the issuers.
     We continue to closely monitor our capital expenditures, while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our workforce. Accordingly, we expect our total capital expenditures to be between $18.0 million and $20.0 million for 2010.
Cash Flows from Financing Activities
     Net cash provided by financing activities was $8.0 million and $4.9 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, our financing activities primarily consisted of proceeds of $10.7 million from net issuances of common stock pursuant to the exercise of employee stock options and purchase under our employee stock purchase plan, including the excess tax benefit on those exercises, partially offset by $2.7 million of employee withholding tax payments made as a result of net share settlements of equity awards.
     For the six months ended June 30, 2009, our financing activities consisted primarily of the proceeds of $6.5 million from the issuance of common stock pursuant to the exercise of employee stock options and purchases under our employee stock purchase plan, including the excess tax benefit on those exercises, partially offset by $1.7 million of employee withholding tax payments made as a result of net share settlements of equity awards.
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
     The FASB also amended the accounting standards for revenue recognition for arrangements with multiple deliverables. The new authoritative guidance for arrangements with multiple deliverables requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. It also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (i) vendor-specific objective evidence (“VSOE”) if available; (ii) third-party evidence (“TPE”) if vendor-specific objective evidence is not available; and (iii) best estimated selling price (“BESP”) if neither vendor-specific nor third-party evidence is available. The new guidance eliminates the residual method of allocation for multiple-deliverable revenue arrangements which we used historically when we applied the software revenue recognition guidance to our multiple element arrangements.
     We elected to early adopt, as permitted, the new authoritative guidance on January 1, 2010, on a prospective basis for applicable transactions originating or materially modified after January 1, 2010. As substantially all of our telecommunications products include both tangible products and software elements that function together to deliver the tangible product’s essential functionality, the existing software revenue recognition guidance no longer applies to the majority of our transactions. The adoption of the new, non-software revenue recognition guidance did not have a material impact on the timing, pattern, or amount of revenue recognized in the second quarter and first half of 2010, primarily due to (i) a portion of second quarter and first half 2010 revenue being derived from the backlog of orders which were received prior to January 1, 2010 and therefore not falling under the new non-software revenue recognition guidance, and (ii) the new, non-software revenue recognition guidance not differing significantly from the software revenue recognition guidance when applied to acceptance based arrangements and arrangements that are received and fulfilled within the same quarter. Based on currently available information, we anticipate that the impact of adopting this guidance on revenue recognition will not be material for our 2010 results. However, this assessment may change because such impacts depend on terms and conditions of arrangements in effect in those future periods.
     Please refer to Note 1 to the accompanying unaudited condensed consolidated financial statements for additional information about this new revenue recognition guidance.
Fair Value Measurements and Disclosures
     In January 2010, the FASB issued Accounting Standards Update 2010-06 “Improving Disclosures about Fair Value Measurements”. This Update amends the authoritative guidance for fair value measurements and disclosures by adding new disclosure requirements with respect to transfers in and out of Levels 1 and 2 fair value measurements, as well as by requiring gross basis disclosures for purchases, sales, issuances, and settlements included in the reconciliation of Level 3 fair value measurements. This Update also amends the authoritative guidance by providing clarifications to existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted.
     We adopted this new guidance, including the guidance related to the disclosures about purchases, sales, issuances, and settlements in the roll forwards of activity in Level 3 fair value measurements, on January 1, 2010. The adoption of this guidance did not have a material impact on our financial position or results of operations.
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
•	the effect of the recent economic crisis on overall spending by our customers, including increasing pressure from our customers for us to lower prices for our products and warranty services, further changes in general economic conditions, such as debt crises in European countries, and other unexpected changes in economic, social, or political conditions in the countries in which we operate;

•	the continued decline in sales of our Eagle 5 related products;

•	risks related to our international sales, markets and operations, including among others, import regulations, limited intellectual property protection, including protection of our software source code, increased costs and potential liabilities related to compliance with current and future security provisions in customer contracts and regulations, and security restrictions and access requirements imposed by governments, including in particular the government of India;

•	access to credit markets by our customers and the impact of tightening credit on capital spending;

•	exposure to increased bad debt expense and product and service disputes as a result of general economic conditions and the uncertain credit markets worldwide;

•	our ability to gain the benefits we anticipate from our acquisitions, including our acquisitions of Camiant and Blueslice, including expected sales of new products and synergies between the companies’ products and operations;

•	our ability to successfully integrate the businesses we acquire, including Camiant and Blueslice;

•	continuing financial weakness in the telecommunications equipment sector, resulting in pricing pressure on our products and services, as certain of our competitors reduce their prices, lengthen their payment terms and enter into terms and conditions that are generally less favorable to them;

•	the effect on our customers and our sales and operations of security restrictions related to telecommunications equipment imposed by governments, including the risk that source code escrows required by such government requirements could be released to our competitors;

•	the timely development and introduction of new products and services, our product mix and the geographic mix of our revenues and the associated impact on gross margins and operating expenses;

•	market acceptance and delivery of our new products and technologies, and the effect of any product that fails to meet one customer’s expectations on the sale of that or any other products to that or other customers;

•	our ability to compete with other manufacturers that have lower cost bases than ours and/or are partially supported by foreign government subsidies or employ unfair trade practices;

•	the risk that continued service provider consolidation or outsourcing of network maintenance and operations functions will insert a potential competitor between Tekelec and its customers and/or erode our level of service to such service providers and/or negatively affect our margins;

•	uncertainties related to the timing of revenue recognition due to the increasing percentage of international and new customers in our backlog;

•	the risk that our financial results for the full year 2010 will not meet our expectations;

•	the timing of significant orders and shipments, the timing of revenue recognition under the residual method of accounting as well as new non-software revenue recognition guidance adopted in the first quarter of 2010, and the lengthy sales cycles for our products;

•	the availability and success or failure of advantageous strategic and vendor relationships;

•	litigation, including patent-related litigation, and regulatory matters and the costs and expenses associated therewith;

•	the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks, the capital spending patterns of customers, and our dependence on wireless customers for a significant percentage and growth of our revenues; and

•	other risks described in this Form 10-Q and in our Form 10-K for 2009 and in our other Securities and Exchange Commission filings.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2009 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2009 other than as discussed in Note 4 “Fair Value of Financial Instruments” to the accompanying unaudited condensed consolidated financial statements and under the caption “Critical Accounting Policies and Estimates” in Part I, Item 2 of this Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the quarter covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 6. Exhibits

Exhibit	Description

2.1
Agreement and Plan of Merger dated as of May 5, 2010, by and among the Registrant, Camiant, Inc., SPAN Corp., Inc. and Steven Van Beaver, as representative of the stockholders of Camiant, Inc. (schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish a copy of any such schedule supplementally to the Commission upon request)(1)

2.2
Share Purchase Agreement dated as of May 5, 2010, by and among the Registrant, Tekelec Canada Inc., Stephan Ouaknine, Edie Ledany, Winvest Inc., 9129-2144 Québec Inc., 9129-2136 Québec Inc., Michael Rosenthal, John Grobstein, 171033 Canada Inc., 171036 Canada Inc., Capital Brinvest Inc. and Positron Inc. (schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish a copy of any such schedule supplementally to the Commission upon request)(1)

10.1	Amendment No. 1 to Officer Severance Plan effective May 14, 2010(2)

10.2
Sixth Amendment, dated as of May 3, 2010, to Credit Agreement dated as of October 2, 2008 by and among Tekelec, Tekelec International, SPRL, the lenders from time to time parties thereto, and Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), as Administrative Agent, Swingline Lender, Issuing Lender and Lender(2)

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated May 5, 2010, as filed with the Commission on May 6, 2010.

(2)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC

Date: August 5, 2010	/s/ FRANCO PLASTINA

Franco Plastina
President and Chief Executive Officer

Date: August 5, 2010	/s/ GREGORY S. RUSH

Gregory S. Rush
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 5, 2010	/s/ PAUL J. ARMSTRONG

Paul J. Armstrong
Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 1 to Officer Severance Plan effective May 14, 2010

10.2
Sixth Amendment, dated as of May 3, 2010, to Credit Agreement dated as of October 2, 2008 by and among Tekelec, Tekelec International, SPRL, the lenders from time to time parties thereto, and Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), as Administrative Agent, Swingline Lender, Issuing Lender and Lender

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