Form 10-Q
period 2010-09-30
TEKELEC
filed 2010-11-04
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2010, there were 68,585,311 shares of the registrant’s common stock, without par value, outstanding.

TEKELEC

FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TEKELEC
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$222,715	$277,259
Trading securities, at fair value	—	81,788
Put right, at fair value	—	11,069
Accounts receivable, net	141,940	157,369
Inventories	26,454	23,353
Income taxes receivable	—	1,617
Deferred income taxes, current	25,678	66,758
Deferred costs and prepaid commissions	42,573	56,645
Prepaid expenses	6,916	7,007
Other current assets	4,064	1,943

Total current assets	470,340	684,808
Property and equipment, net	37,842	35,267
Deferred income tax assets, net, noncurrent	59,342	39,153
Other assets	1,480	1,661
Goodwill	136,143	42,102
Intangible assets, net	100,306	31,017

Total assets	$805,453	$834,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,102	$28,114
Accrued expenses	14,554	25,372
Accrued compensation and related expenses	22,072	40,980
Current portion of deferred revenues	117,403	149,065
Income taxes payable, current	1,116	—

Total current liabilities	173,247	243,531

Deferred income tax liabilities, noncurrent	6,114	5,477
Long-term portion of deferred revenues	6,058	5,590
Other long-term liabilities	5,517	4,863

Total liabilities	190,936	259,461

Commitments and Contingencies (Note 10)

Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 68,583,068 and 67,382,600 shares issued and outstanding, respectively	348,801	330,909
Retained earnings	264,826	241,820
Accumulated other comprehensive income	890	1,818

Total shareholders’ equity	614,517	574,547

Total liabilities and shareholders’ equity	$805,453	$834,008

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Thousands, except per share data)
Revenues	$108,305	$114,914	$333,803	$345,755
Cost of sales:
Cost of goods sold	40,773	37,064	115,963	113,777
Amortization of intangible assets	7,594	1,567	13,094	4,599

Total cost of sales	48,367	38,631	129,057	118,376

Gross profit	59,938	76,283	204,746	227,379

Operating expenses:
Research and development	24,094	24,200	68,666	75,603
Sales and marketing	20,192	17,168	55,858	51,574
General and administrative	13,219	13,148	39,176	40,288
Amortization of intangible assets	1,613	327	2,864	960
Acquisition-related expenses	407	—	2,891	—

Total operating expenses	59,525	54,843	169,455	168,425

Income from operations	413	21,440	35,291	58,954
Other expense, net	(1,073)	(10,666)	(2,932)	(13,287)

Income (loss) from operations before provision for (benefit from) income taxes	(660)	10,774	32,359	45,667
Provision for (benefit from) income taxes	(526)	1,373	9,353	14,148

Net income (loss)	$(134)	$9,401	$23,006	$31,519

Earnings (loss) per share:
Basic	$—	$0.14	$0.34	$0.47
Diluted	—	0.14	0.33	0.47

Weighted average number of shares outstanding:
Basic	68,526	67,215	68,179	66,748
Diluted	68,526	68,022	68,856	67,465
See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Thousands)
Net income (loss)	$(134)	$9,401	$23,006	$31,519
Other comprehensive income (loss):
Foreign currency translation adjustments	9,501	1,951	(928)	2,382

Comprehensive income	$9,367	$11,352	$22,078	$33,901

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2010	2009
	(Thousands)
Cash flows from operating activities:
Net income	$23,006	$31,519
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of investment in privately-held company	—	13,587
Gain on investments carried at fair value, net	(118)	(1,723)
Provision for doubtful accounts and sales returns	1,934	1,494
Provision for warranty	(1,305)	5,000
Inventory write downs	3,164	4,738
Loss on disposal of fixed assets	51	64
Depreciation	12,383	13,966
Amortization of intangible assets	15,958	5,559
Amortization, other	612	562
Deferred income taxes	6,925	4,559
Stock-based compensation	9,914	10,275
Excess tax benefits from stock-based compensation	(872)	(778)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	20,112	60,322
Inventories	(5,660)	(10,593)
Deferred costs	15,889	7,272
Prepaid expenses	56	1,017
Other current assets	545	(284)
Accounts payable	(16,461)	(2,859)
Accrued expenses	(10,118)	(11,963)
Accrued compensation and related expenses	(20,062)	(7,503)
Deferred revenues	(39,079)	(69,498)
Income taxes receivable	1,617	(1,725)
Income taxes payable	1,711	(6,080)

Total adjustments	(2,804)	15,409

Net cash provided by operating activities — continuing operations	20,202	46,928
Net cash used in operating activities — discontinued operations	—	(184)

Net cash provided by operating activities	20,202	46,744

Cash flows from investing activities:
Proceeds from sales and maturities of investments	92,975	16,622
Acquisition of Camiant and Blueslice, net of cash acquired	(161,953)	—
Purchases of property and equipment	(14,060)	(14,563)

Net cash provided by (used in) investing activities	(83,038)	2,059

Cash flows from financing activities:
Proceeds from issuances of common stock	10,892	9,707
Payments of net share-settled payroll taxes related to equity awards	(2,914)	(2,121)
Excess tax benefits from stock-based compensation	872	778

Net cash provided by financing activities	8,850	8,364

Effect of exchange rate changes on cash	(558)	(58)

Net change in cash and cash equivalents	(54,544)	57,109
Cash and cash equivalents, beginning of period	277,259	209,441

Cash and cash equivalents, end of period	$222,715	$266,550

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
     We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 are for the thirteen and thirty-nine weeks ended October 1, 2010 and October 2, 2009, respectively.
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
     We elected to early adopt, as permitted, the new authoritative guidance on January 1, 2010, on a prospective basis for applicable transactions originating or materially modified after January 1, 2010. As substantially all of our telecommunications products include both tangible products and software elements that function together to deliver the tangible product’s essential functionality, the existing software revenue recognition guidance no longer applies to the majority of our transactions. The adoption of the new non-software revenue recognition guidance did not have a material impact on the timing, pattern, or amount of revenue recognized in the third quarter and first nine months of 2010, primarily due to (i) a portion of the revenue for the third quarter and first nine months of 2010 being derived from the backlog of orders which were received prior to January 1, 2010 and therefore did not fall under the new non-software revenue recognition guidance, and (ii) the new non-software revenue recognition guidance not differing significantly from the software revenue recognition guidance when applied to acceptance based arrangements and arrangements that are received and fulfilled within the same quarter. Based on currently available information, we anticipate that the impact of adopting this guidance on revenue recognition will not be material for our 2010 results. However, this assessment may change because such impacts depend in part on terms and conditions of arrangements in effect in those future periods.
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
     For substantially all of our arrangements, we defer warranty and professional services revenue, and recognize revenue for all products in an arrangement when persuasive evidence of an arrangement exists and delivery of the product has occurred, provided the fee is fixed or determinable, and collection is deemed probable as discussed in more detail below. In instances where final acceptance of the product is based on customer specific criteria, revenue is deferred until the earlier of the receipt of customer acceptance or the expiration of the acceptance period. Warranty revenue is recognized ratably over the term of the standard warranty based on the number of days of warranty coverage during each period. Professional services revenue is typically recognized upon completion of the services for fixed-fee service arrangements, as these services are relatively short-term in nature (typically several weeks, or in limited cases, several months). For service arrangements that are billed on a time and materials basis, we recognize revenue as the services are performed.
     For transactions entered into prior to January 1, 2010 and not materially modified after that date, we recognize revenue based on the existing software revenue recognition guidance, historically referred to as SOP 97-2 “Software Revenue Recognition” (“SOP 97-2”). Under this guidance, the entire fee from the arrangement is required to be allocated to each respective element based on its relative selling price using VSOE. Sales of our products generally include at least a year of warranty coverage. Since we do not sell our products separately from this warranty coverage, and we rarely sell our products on a standalone basis, we are unable to establish VSOE for our telecommunications products. Accordingly, we utilize the residual method to allocate revenue to each of the elements of an arrangement. Under the residual method, we allocate the total fee in an arrangement first to the undelivered elements (typically professional services and warranty services) based on VSOE of those elements, and the remaining, or “residual,” portion of the fee to the delivered elements (typically the product or products).
     For transactions entered into after January 1, 2010, we recognize revenue based on the new non-software revenue recognition guidance. We allocate consideration to each deliverable in an arrangement based on its relative selling price. We follow a hierarchy to allocate the selling price based on VSOE, then TPE and finally BESP. Because we rarely sell our products on a stand-alone basis or without warranty coverage as discussed above, we are not able to establish VSOE for our telecommunications products. Additionally, we generally expect that we will not be able to establish TPE due to the nature of our products and the markets in which we compete. Accordingly, we expect the selling price of our proprietary hardware and software products to be based on our BESP. For third party off the shelf hardware products, we utilize TPE, as there is a well established market price for these products. We have established VSOE for our services and maintenance offerings and, therefore, we utilize VSOE for these elements.
     We recognize revenue from our extended maintenance contracts under the existing revenue recognition guidance as these arrangements are considered post contract support or “PCS” as defined by that guidance. There would be no difference in the timing or amount of our maintenance revenues if they were recognized under other authoritative revenue guidance.
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
     The following table shows the total revenue for the three and nine months ended September 30, 2010 recognized according to the software and the new non-software revenue recognition guidance (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2010
New non-software revenue recognition rules(1)	$36,376	$111,904
Existing software revenue recognition rules	71,929	221,899

Total	$108,305	$333,803

(1)	For the reasons discussed above, the timing of the revenue recognized for the three and nine months ending September 30, 2010 would not have been materially different if we had recorded it under the existing software revenue guidance.
     The following table shows the total deferred revenue as of September 30, 2010 accounted for according to the software and the new non-software revenue recognition guidance (in thousands):

September 30,
2010
New non-software revenue recognition rules	$20,736
Existing software revenue recognition rules	102,725

Total	$123,461

Recent Accounting Pronouncements
     Fair Value Measurements and Disclosures. In January 2010, the FASB issued Accounting Standards Update 2010-06 “Improving Disclosures about Fair Value Measurements.” This Update amends the authoritative guidance for fair value measurements and disclosures by adding new disclosure requirements with respect to transfers in and out of Levels 1 and 2 fair value measurements, as well as by requiring gross basis disclosures for purchases, sales, issuances, and settlements included in the reconciliation of Level 3 fair value measurements. This Update also amends the authoritative guidance by providing clarifications to existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted.
     We adopted this new guidance, including the guidance related to the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, on January 1, 2010. The adoption of this guidance did not have a material impact on our financial position or results of operations.
     Disclosure Requirements related to Financing Receivables and Allowance for Credit Losses. In July 2010, the FASB issued Accounting Standard Update No. 2010-10 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which updates the authoritative guidance for receivables. The new disclosures will require disaggregated information related to financing receivables and will include for each class of financing receivables, among other things: a roll forward for the allowance for credit losses, credit quality information, impaired loan information, modification information, and non-accrual and past-due information. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Accordingly, we will implement the guidance for period-end disclosures effective as of the end of our fourth quarter of 2010, with the guidance for period activity disclosures to be implemented during our first quarter of 2011. We believe the adoption of this update will primarily result in increased disclosures, but will not have a material impact on our financial position or results of operations.
Note 2 — Acquisitions
     In the second quarter of 2010 we completed the acquisition of Camiant, Inc. (“Camiant”) and Blueslice Networks, Inc. (“Blueslice”) for cash consideration of $127.0 million and $35.0 million, respectively, for an aggregate of $162.0 million. We have included the results of operation of these acquisitions in our consolidated results from the date of acquisition. Expenses associated with these acquisitions consist primarily of legal, employee related and other professional fees and totaled $0.4 million and $2.9 million during the three and nine months ended September 30, 2010, respectively. These costs were expensed as incurred and are recorded separately in the accompanying unaudited consolidated statement of operations under the heading “Acquisition-related expenses.”
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

     The acquisition resulted in the recognition of a deferred tax liability of approximately $27.1 million related to accounting and tax basis differences in the acquired intangible assets. Additionally, in determining the purchase price allocation, liabilities were recorded for existing uncertain tax positions in the aggregate amount of $2.5 million and will be added to our annual tabular reconciliation.

     The tangible assets and liabilities acquired were as follows (in thousands):

Cash and investments	$1,959
Accounts receivable(1)	1,862
Inventories	350
Prepaid expenses	330
Deferred tax asset	16,651
Deferred costs	655
Property and equipment, net	979
Other long term assets	22

Total tangible assets	22,808
Accounts payable and accrued expenses	(6,682)
Deferred revenue	(4,244)

Total liabilities	(10,926)

Net tangible assets	$11,882

(1)	The gross contractual amount of accounts receivable was $2.3 million with the estimated fair value being $1.9 million.
     The remaining purchase price was allocated among the Camiant intangible assets and goodwill acquired based on their estimated fair values determined as discussed above and was as follows (in thousands):

Amortizable intangible assets	$69,190
In-process research and development	2,180
Goodwill	72,802

Total fair value of Camiant intangible assets and goodwill	$144,172

     This purchase price allocation is preliminary as we are in the process of gathering certain information that may affect the value of the acquired tax attributes of Camiant, which would require an adjustment with the offset recorded in goodwill. We expect to finalize these matters in 2010.
     Based on the purchase price allocation, $2.2 million of the purchase price represented research and development activities (“IPR&D”) that had not yet reached technological feasibility. IPR&D is considered an indefinite lived intangible asset until the completion or abandonment of the associated research and development efforts. Prior to completion or abandonment, we will not record amortization but will test for impairment in accordance with the authoritative guidance for intangibles and goodwill. Upon completion or abandonment, we will determine the useful life of the assets and record amortization expense over this useful life. During the third quarter of 2010, the completion of the underlying development was achieved with respect to certain projects previously categorized as IPR&D with indefinite lives. This resulted in a transfer of $1.7 million from IPR&D with indefinite lives acquired in this transaction to purchased technology.
     The identifiable amortizable intangible assets created as a result of the acquisition will be amortized over the greater of the straight line method or a manner that better reflects the utilization of their economic benefit (e.g., the estimated customer attrition rates).

		Estimated
	Asset	Weighted
	Amount	Average Life
	(in thousands)	in Years
Existing technology	$44,000	5
Customer relationships	13,000	5
Contract backlog	6,900	1.5
Non-compete agreements	4,090	2
Trademarks and trade names	1,200	3

	$69,190	4.4

     As noted above, the primary asset acquired from Camiant was the core technology used in the policy management solution. In addition, we obtained the significant expertise of Camiant’s management and technical employees. These factors contributed to a purchase price in excess of fair market value of Camiant’s net tangible and intangible assets acquired, and, as a result, we have recorded goodwill in the amount of $72.8 million in connection with this transaction. The goodwill and the identifiable amortizable intangible assets are not deductible for income tax purposes.
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
     The tangible assets and liabilities acquired were as follows (in thousands):

Accounts receivable(1)	$1,425
Inventories	14
Prepaid expenses and other current assets	2,525
Deferred tax asset	194
Deferred costs	276
Other current assets	52
Property and equipment, net	86
Other long term assets	9

Total tangible assets	4,581
Accounts payable and accrued expenses	(845)
Deferred revenue	(1,405)

Total liabilities	(2,250)

Net tangible assets	$2,331

(1)	The gross contractual amount of accounts receivable was $1.5 million with the estimated fair value being $1.4 million.
     The remaining purchase price was allocated among the Blueslice identifiable intangible assets and goodwill acquired based on their estimated fair values determined as discussed above and was as follows (in thousands):

Amortizable intangible assets	$13,930
In-process research and development	730
Goodwill	22,093

Total fair value of Blueslice intangible assets and goodwill	$36,753

     Based on the purchase price allocation, $0.7 million of the purchase price represented research and development activities (“IPR&D”) that had not yet reached technological feasibility at the date of acquisition and, therefore was considered an indefinite lived intangible asset accounted for as discussed above. During the third quarter of 2010, the completion of the underlying development was achieved with respect to certain IPR&D projects previously categorized as IPR&D with indefinite lives. This resulted in a transfer of $0.3 million from IPR&D with indefinite lives acquired in this transaction to purchased technology.
     The identifiable amortizable intangible assets created as a result of the acquisition will be amortized over the greater of the straight line method or a manner that better reflects the utilization of their economic benefit (e.g., the estimated customer attrition rates).

		Estimated
	Asset	Weighted
	Amount	Average Life
	(in thousands)	in Years
Existing technology	$11,900	5
Customer relationships	1,100	5
Contract backlog	600	1
Non-compete agreements	290	2
Trademarks and trade names	40	3

	$13,930	4.8

     As noted above, the primary asset acquired from Blueslice was the core technology used in the subscriber data management solution. In addition, we obtained the significant expertise of Blueslice’s technical employees, which we believe we will be able to leverage in maximizing the benefit of the acquired technology and in assisting us with the development of new technologies. These factors contributed to a purchase price in excess of the fair market value of Blueslice’s net tangible and intangible assets acquired, and, as a result, we have recorded goodwill in the amount of $22.1 million in connection with this transaction. The goodwill and the identifiable amortizable intangible assets are not deductible for income tax purposes.
Select Pro-Forma Financial Information
     The following represents our unaudited condensed pro-forma financial results as if the acquisitions of Camiant and Blueslice had occurred as of the beginning of the earliest period presented. Unaudited condensed pro-forma results are based upon accounting estimates and judgments that we believe are reasonable. The condensed pro-forma results are not necessarily indicative of the actual results of our operations had the acquisitions occurred at the beginning of the periods presented, nor does it purport to represent the results of operations for future periods. For example, included in these pro-forma results is the estimated impact of intangible asset amortization and other acquisition-related expenses on the three and nine months ended September 30, 2009 periods. Based on the estimated useful lives of certain intangible assets and how the acquisition-related expenses are estimated to be incurred, pro-forma amounts presented in the table below for the three and nine months ended September 30, 2010 include less expense related to these items than our actual results for the same periods.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Revenues	$108,305	$119,159	$342,269	$358,971
Net Income	$2,456	$3,589	$22,415	$17,743
Basic earnings per share	$0.04	$0.05	$0.33	$0.27
Diluted earnings per share	$0.04	$0.05	$0.33	$0.26
     Our actual operating results for the three and nine months ended September 30, 2010 included revenues and net loss from the acquired businesses as follows (in thousands):

	Three Months Ended September 30, 2010
	Camiant	Blueslice	Total
Revenues	$5,794	$374	$6,168
Net loss	$(6,102)	$(2,698)	$(8,799)

	Nine Months Ended September 30, 2010
	Camiant	Blueslice	Total
Revenues	$6,689	$762	$7,451
Net loss	$(9,596)	$(4,320)	$(13,916)
     Included in our actual operating results for the three and nine months ended September 30, 2010 is $5.1 million and $8.3 million, respectively, of after tax amortization related to acquired intangible assets.
Cash and Stock-Based Compensation Expense Related to Acquisitions
     In connection with the acquisition of Camiant, we assumed unvested options to purchase Camiant’s stock, which were converted into the right to receive an aggregate cash amount of $5.2 million. These rights will vest quarterly according to the original terms and vesting schedules of the options, and contingent upon individual employees’ continued employment with us. Payments will be made quarterly in arrears until such time as the rights are fully vested. The majority of the rights will vest by the end of 2014.
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

     The following table shows the cash and equity compensation expense recognized in the three and nine months ended September 30, 2010 related to the agreements discussed above (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2010
Camiant cash compensation expense in lieu of unvested options	$1,045	$1,650
Blueslice cash compensation expense	954	1,445
Blueslice stock-based compensation expense	348	482

	$2,347	$3,577

     We may be required to recognize future compensation expense pursuant to the above agreements of up to $5.1 million.
Note 3 — Restructuring and Other Costs
     The following table provides a summary of our restructuring activities and the remaining obligations as of September 30, 2010 (in thousands):

Severance
Costs and
Related
Benefits
Restructuring obligations, December 31, 2009	$3,107
Cash payments	(1,536)
Effect of exchange rate changes	(92)

Restructuring obligations, September 30, 2010	$1,479

     Restructuring obligations are included in “Accrued expenses” in the accompanying unaudited condensed consolidated balance sheets. We anticipate settling our remaining severance obligations during 2010. This is based on our current best estimate, which could change if actual activity differs from what is currently expected.
Note 4 — Other Income and Expense
     The components of “Other expense, net” were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income	$28	$282	$297	$916
Interest expense	(64)	(67)	(185)	(179)
Impairment of investment in privately held company	—	(10,829)	—	(13,587)
Gain on investments carried at fair value, net	—	288	118	1,723
Foreign currency loss, net	(790)	(628)	(2,230)	(1,332)
Other, net	(247)	288	(932)	(828)

Total other expense, net	$(1,073)	$(10,666)	$(2,932)	$(13,287)

Note 5 — Fair Value of Financial Instruments
Recurring Measurements
     We measure certain financial assets and liabilities at fair value on a recurring basis. The fair value of our cash, cash equivalents, accounts receivable and accounts payable approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments. The following table sets forth our financial instruments carried at fair value as of September 30, 2010 and December 31, 2009 (in thousands):

	Financial Instruments
	Carried at Fair Value
	September 30,	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$222,715	$277,259
Trading securities	—	81,788
Put right	—	11,069

Total assets	$222,715	$370,116

     The fair value of our financial instruments as of September 30, 2010 is based on quoted prices in active markets for identical items and falls under Level 1 of the fair value hierarchy as defined in the authoritative guidance.
     During the three months ended September 30, 2010, none of our financial assets fell into the Level 3 category of the fair value hierarchy. The following tables set forth a summary of changes in the fair value of our Level 3 financial assets for the nine months ended September 30, 2010 (in thousands):

	Level 3
	Financial Assets
	Auction Rate	Put
	Securities	Right
Balance, December 31, 2009	$81,788	$11,069
Transfers to Level 3	—	—
Purchases and receipts	—	—
Redemptions	(92,975)	—
Realized gain on sales	—	—
Gains (losses) on securities held at period end or redeemed (1)	11,187	(11,069)

Balance, September 30, 2010	$—	$—

(1)	Included in Other expense, net in the accompanying unaudited consolidated condensed statements of operations.
Trading Securities and Put Right
     As of December 31, 2009, we held $81.8 million of Auction Rate Securities (“ARS”) recorded at fair value, which represented a decline of $11.2 million below our cost basis, and an associated UBS Put right (the “Put right”), recorded at an estimated fair value of $11.1 million. Prior to and throughout the second quarter of 2010, issuers called certain securities which reduced the investment in our ARS portfolio. On June 30, 2010, we exercised our Put right requiring UBS to purchase the remaining balance of our ARS portfolio at par value plus accrued interest. As a result of the issuer calls and our exercise of the Put right, we received cash proceeds of $79.6 million during the second quarter of 2010, resulting in the liquidation of our ARS portfolio.
     Derivative Instruments
     Our derivative instruments, which consist primarily of foreign currency forward contracts, are recognized as assets or liabilities at fair value. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. Our foreign currency forward contracts are structured to expire on the last day of each quarter, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends. Because of the short duration of these contracts, their fair value was not significant as of September 30, 2010 and December 31, 2009.

Nonrecurring Measurements
     We measure certain assets, accounted for under the cost method (such as our former investments in privately held companies), at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other than temporarily impaired.
     During the second and third quarters of 2009, we recorded impairment charges of $2.8 million and $10.8 million, respectively, related to our investment in a privately held company. These charges, which are included in “Other expense, net,” represented the difference between our $15.0 million cost basis in this investment and its then estimated fair value of $1.4 million as of September 30, 2009, as we deemed the decline in the value of this asset to be other-than-temporary. In the fourth quarter of 2009, we sold our investment for its adjusted carrying value of $1.4 million.
     We measure the fair value of our nonfinancial assets and liabilities, including but not limited to, intangible assets, goodwill and restructuring obligations accounted for under the authoritative guidance for exit or disposal cost obligations. We perform our annual impairment test for goodwill on October 1st of each fiscal year and more frequently upon the occurrence of certain events in accordance with the provisions of the authoritative guidance for intangible assets and goodwill. As of the end of the third quarter of 2010, the results of our annual impairment test did not indicate the goodwill was impaired, nor were there any other known triggering events that would indicate a potential impairment of the goodwill. Nothing has come to our attention that would require us to perform an impairment test of our intangible assets during the first nine months of 2010. Accordingly, as of September 30, 2010, we do not have any required non-recurring measurement disclosures for these nonfinancial assets.
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

     The following table shows the notional contract values in local currency and U.S. Dollars of the foreign exchange forward contracts outstanding as of September 30, 2010, grouped by the underlying foreign currency:

	Contracts Outstanding as of September 30, 2010
	In Local Currency		In US Dollars
Euros (“EUR”) (contracts to buy EUR/sell US$)	(EUR)	(35,125,000)	$(48,440,888)
Indian rupees (“INR”) (contracts to sell INR/buy US$)	(INR)	312,419,000	6,971,556
Canadian dollars (“CAD”) (contracts to sell CAD/buy US$)	(CAD)	423,000	414,421
Singapore dollars (“SGD”) (contracts to buy SGD/sell US$)	(SGD)	(505,000)	(385,202)
Malaysian ringgits (“MYR”) (contracts to sell MYR/buy US$)	(MYR)	5,763,000	1,858,912
Australian dollars (“AUD”) (contracts to sell AUD/buy US$)	(AUD)	106,000	102,990
British pound (“GBP”) (contracts to sell GBP/buy US$)	(GBP)	116,000	184,127
Brazilian reais (“BRL”) (contracts to sell BRL/buy US$)	(BRL)	9,634,000	5,459,942
Taiwan dollars (“TWD”) (contracts to sell TWD/buy US$)	(TWD)	287,000	9,199

Total			$(33,824,943)

     The following tables show the average notional contract value in the underlying currency and U.S. Dollars of foreign exchange forward contracts outstanding during the three and nine months ended September 30, 2010, grouped by the underlying foreign currency:

	Average Contracts Outstanding
	during the three months ended September 30, 2010
	In Local Currency		In US Dollars
Euros (“EUR”) (contracts to buy EUR/sell US$)	(EUR)	(30,069,319)	$(38,376,450)
Indian rupees (“INR”) (contracts to sell INR/buy US$)	(INR)	423,764,066	9,011,228
British pound (“GBP”) (contracts to sell GBP/buy US$)	(GBP)	36,626	56,917
Singapore dollars (“SGD”) (contracts to sell SGD/buy US$)	(SGD)	323,000	236,251
Malaysian ringgits (“MYR”) (contracts to sell MYR/buy US$)	(MYR)	5,751,769	1,800,710
Australian dollars (“AUD”) (contracts to sell AUD/buy US$)	(AUD)	436,462	380,953
Canadian dollars (“CAD”) (contracts to sell CAD/buy US$)	(CAD)	1,503,604	1,431,100
Brazilian reais (“BRL”) (contracts to sell BRL/buy US$)	(BRL)	6,245,297	3,516,861

Total			$(21,942,430)

	Average Contracts Outstanding
	during the nine months ended September 30, 2010
	In Local Currency		In US Dollars
Euros (“EUR”) (contracts to buy EUR/sell US$)	(EUR)	(27,098,719)	$(35,824,317)
Indian rupees (“INR”) (contracts to sell INR/buy US$)	(INR)	417,429,416	8,991,454
British pound (“GBP”) (contracts to sell GBP/buy US$)	(GBP)	136,248	207,895
Singapore dollars (“SGD”) (contracts to sell SGD/buy US$)	(SGD)	330,788	238,217
Malaysian ringgits (“MYR”) (contracts to sell MYR/buy US$)	(MYR)	5,831,828	1,772,470
Australian dollars (“AUD”) (contracts to sell AUD/buy US$)	(AUD)	457,135	406,943
Canadian dollars (“CAD”) (contracts to sell CAD/buy US$)	(CAD)	1,050,901	996,429
Brazilian reais (“BRL”) (contracts to sell BRL/buy US$)	(BRL)	8,343,518	4,602,243

Total			$(18,608,666)

     As of September 30, 2010, all of our derivative instruments are maintained with Wells Fargo Bank and potentially subject us to a concentration of credit risk, which may result in credit related losses in the event of the bank’s nonperformance. We mitigate this risk by monitoring Wells Fargo’s credit ratings published by major rating firms (Fitch, Standard & Poor’s, and Moody’s). In addition, we monitor Wells Fargo’s Credit Default Swap spread on a quarterly basis to assess the bank’s default risk relative to its peers.
     As discussed above, our foreign currency forward contracts are structured to expire on the last day of the accounting period, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends, and, accordingly, their fair value was not significant as of September 30, 2010 and December 31, 2009.
     The tables below provide a summary of the effect of derivative instruments on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

		Amount of Gain or (Loss)
		Recognized in Results
	Location of Gain or (Loss)	of Operations
Derivatives Not Designated	Recognized in Results	Three months ended September 30,
as Hedging Instruments	of Operations	2010	2009
Foreign currency forward contracts	Other expense, net	$2,568	$(986)

		Amount of Loss
		Recognized in Results
	Location of Loss	of Operations
Derivatives Not Designated	Recognized in Results	Nine months ended September 30,
as Hedging Instruments	of Operations	2010	2009
Foreign currency forward contracts	Other expense, net	$(2,498)	$(814)
     The above gains or losses on the derivative instruments include the cost of entering into the contracts (i.e. forward points), and are generally offset or partially offset by a corresponding foreign currency gain or loss on the underlying hedged transaction (e.g., customer accounts receivable). The gain or loss on both the derivative instrument and the corresponding hedged transaction are reflected in “Other expense, net” in the accompanying unaudited condensed consolidated statements of operations.
Note 7 — Financial Statement Details
Accounts Receivable, net
     Accounts receivable, net consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
Accounts receivable	$151,584	$165,572
Less: Allowance for doubtful accounts and sales returns	9,644	8,203

	$141,940	$157,369

Inventories
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$22,253	$16,367
Work in process	2	132
Finished goods	4,199	6,854

Total inventories	$26,454	$23,353

Warranty liability reserve
     An analysis of changes in the liability for product warranty costs for the three and nine months ended September 30, 2010 is as follows (in thousands):

Balance at June 30, 2010	$2,862
Provision, net	(958)
Expenditures	(140)

Balance at September 30, 2010	$1,764

Balance at December 31, 2009	$3,592
Provision, net	(1,305)
Expenditures	(523)

Balance at September 30, 2010	$1,764

     During the first nine months of 2009, we incurred a $5.0 million warranty charge related to a specific product issue. Based on actual results in resolving the issue, we have subsequently updated our estimates and have reduced the warranty accrual in 2010 by approximately $1.3 million, with the majority of this reduction occurring in the third quarter of 2010.
Note 8 —Intangible Assets and Goodwill
Intangible Assets
     The following table represents the details of intangible assets (in thousands):

		Accumulated
September 30, 2010	Gross	Amortization	Net
Intangible assets with finite lives:
Purchased technology	$100,630	$(25,130)	$75,500
Customer relationships	18,800	(2,812)	15,988
Contract backlog	7,500	(3,916)	3,584
Non-compete agreements	4,380	(868)	3,512
Trademarks and trade names	1,240	(164)	1,076

Gross intangible assets with finite lives	132,550	(32,890)	99,660
Effect of exchange rate changes	(20)	(234)	(254)

Total intangible assets with finite lives	132,530	(33,124)	99,406

IPR&D, with indefinite lives	900	—	900

Total intangible assets	$133,430	$(33,124)	$100,306

		Accumulated
December 31, 2009	Gross	Amortization	Net
Intangible assets with finite lives:
Purchased technology	$42,490	$(15,933)	$26,557
Customer relationships	5,730	(2,009)	3,721

Gross intangible assets with finite lives	48,220	(17,942)	30,278
Effect of exchange rate changes	1,079	(340)	739

Total intangible assets with finite lives	49,299	(18,282)	31,017

Total intangible assets	$49,299	$(18,282)	$31,017

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
     During the third quarter of 2010, the completion of the underlying development was achieved with respect to certain IPR&D projects previously categorized as IPR&D with indefinite lives, and $2.0 million was transferred from IPR&D with indefinite lives to purchased technology with an estimated useful life of five years.
     The estimated future amortization expense of purchased intangible assets with finite lives as of September 30, 2010 is as follows:

For the Years Ending December 31,
2010 (remaining three months)	$7,731
2011	30,111
2012	22,140
2013	16,784
2014	16,335
Thereafter	6,305

Total	$99,406

Goodwill
     As required by the authoritative guidance for intangibles and goodwill, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of certain events in accordance with the provisions of the authoritative guidance for intangibles and goodwill. As of the end of the third quarter of 2010, the results of our annual impairment test did not indicate the goodwill was impaired, nor were there any other known triggering events that would indicate a potential impairment of the goodwill.
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows (in thousands):

Balance at December 31, 2009	$42,102
Addition due to the acquisition of Camiant	72,802
Addition due to the acquisition of Blueslice	22,093
Effect of exchange rate changes	(854)

Balance at September 30, 2010	$136,143

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
     Tax liabilities can involve complex issues and may require an extended period to resolve. To the extent that the recovery of deferred tax assets does not reach the threshold of “more likely than not” based on our estimate of future taxable income in each jurisdiction, a valuation allowance is established. While we have considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to income tax expense an adjustment resulting from the establishment of a valuation allowance in the period in which such a determination was made.
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
     For the three and nine months ended September 30, 2010 our effective tax rate was 80% and 29%, respectively. The effective rate for the three months ended September 30, 2010 differs from the statutory rate of 35% primarily due to (i) a higher percentage of our projected income for the full year being derived from international locations with lower tax rates than the U.S., (ii) the cumulative effect of reducing our full year estimated effective tax rate as a result of the shift of income to lower tax jurisdictions discussed in item (i), offset by (iii) $0.3 million related to accounting for stock-based compensation under the authoritative guidance. While the impact in terms of absolute dollars of shifting additional income to jurisdictions with lower tax rates was insignificant, due to the low amount of taxable income this shift had a disproportional impact on our overall effective tax rate, resulting in the unusually high effective tax rate of 80% during the third quarter of 2010.
     For the nine months ended September 30, 2010, the effective rate differs from the statutory rate of 35% primarily due to the international impact and discrete items discussed above as well as a discrete tax benefit of $1.0 million recognized as the result of certain amended state tax filings, offset by tax expense resulting from nondeductible expenses related to our acquisitions of Camiant and Blueslice and incurred during the second quarter of 2010.
     For the three and nine months ended September 30, 2009, our effective tax rates were 13% and 31% respectively. The effective tax rate for the three months ended September 30, 2009 of 13% differs from the statutory tax rate of 35% primarily due to (i) recognition of a discrete tax benefit of $0.9 million resulting from the filing of our 2008 federal income tax return and (ii) the discrete reversal of a valuation allowance of $1.0 million as a result of a previously unrealized capital loss resulting from the impairment of our investment in a privately held company in the second quarter of 2009.
     The effective tax rate for the nine months ended September 30, 2009 of 31% differs from the statutory tax rate of 35% primarily due to the items discussed above with respect to the three months ended September 30, 2009, as well as the recognition of certain previously unrecognized tax benefits of approximately $0.9 million associated with the settlement of two state examinations for tax years 2004 through 2006 during the first quarter of 2009.
     As a result of the acquisitions of Camiant and Blueslice, during the second quarter, liabilities were established in the amount of $6.5 million related to existing uncertain tax positions. These liabilities were recorded through purchase accounting and therefore impacted the level of goodwill recorded as a result of the transactions. These liabilities will be reflected in our annual tabular reconciliation for fiscal year 2010.
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
Note 11 — Stock-Based Compensation
Stock-Based Compensation Expense
     Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Three months ended September 30, 2010
Cost of goods sold	$70	$313	$383
Research and development	55	429	484
Sales and marketing	110	993	1,103
General and administrative	218	783	1,001

Total	$453	$2,518	$2,971

Three months ended September 30, 2009
Cost of goods sold	$88	$199	$287
Research and development	89	262	351
Sales and marketing	193	660	853
General and administrative	536	1,275	1,811

Total	$906	$2,396	$3,302

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Nine months ended September 30, 2010
Cost of goods sold	$226	$822	$1,048
Research and development	199	1,025	1,224
Sales and marketing	329	2,453	2,782
General and administrative	891	3,969	4,860

Total	$1,645	$8,269	$9,914

Nine months ended September 30, 2009
Cost of goods sold	$312	$473	$785
Research and development	611	787	1,398
Sales and marketing	599	1,790	2,389
General and administrative	1,788	3,915	5,703

Total	$3,310	$6,965	$10,275

     Stock-based compensation expense was recorded net of estimated forfeitures for the three and nine months ended September 30, 2010 and 2009 such that expense was recorded only for those stock-based awards that are expected to vest.

Note 12 — Operating Segment Information
     We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically the development and sale of signaling and session management telecommunications and related value added applications and services.
Enterprise-Wide Disclosures
     The following table sets forth, for the periods indicated, revenues from external customers by our principal product lines (in thousands):

	For the Three Months Ended
	September 30,
	2010	2009
Product revenues:
Eagle, number portability, and other session management products	$62,496	$64,687
Performance management products	5,213	15,729

Total product revenues	67,709	80,416
Warranty revenues	23,020	21,424
Professional and other services revenues	17,576	13,074

Total revenues	$108,305	$114,914

	For the Nine Months Ended
	September 30,
	2010	2009
Product revenues:
Eagle, number portability, and other session management products	$196,929	$207,811
Performance management products	22,208	30,793

Total product revenues	219,137	238,604
Warranty revenues	63,713	63,505
Professional and other services revenues	50,953	43,646

Total revenues	$333,803	$345,755

	Revenues from External Customers
	By Geographic Region
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
United States	$44,638	$46,596	$125,261	$133,999
International	63,667	68,318	208,542	211,756

Total revenues from external customers	$108,305	$114,914	$333,803	$345,755

     For the three months ended September 30, 2010, sales to AT&T and Verizon represented 22% and 10% of our revenues, respectively. For the nine months ended September 30, 2010, sales to AT&T represented 17% of our revenues.
     For the three months ended September 30, 2009, sales to the Orange Group accounted for 21% of our revenues, sales to AT&T accounted for 19% of our revenues, and sales to Verizon accounted for 11% of our revenues. For the nine months ended September 30, 2009, sales to AT&T, Orange Group and Carso Global Telecom accounted for 15%, 12%, and 11% of our revenues, respectively.
     For the three and nine months ended September 30, 2010, revenues from India accounted for 14% and 12%, respectively, of our revenues. For the three and nine months ended September 30, 2009, revenues from India accounted for 5% and 6%, respectively, of our revenues.

     The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment, and other assets by geographic region (in thousands):

	Long-Lived Assets
	By Geographic Region
	September 30,	December 31,
	2010	2009
United States	$31,370	$29,587
Other	7,952	7,341

Total long-lived assets	$39,322	$36,928

Note 13 — Earnings (Loss) Per Share
     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	Income from
	Operations	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 2010:
Basic loss from operations per share	$(134)	68,526	$—
Effect of dilutive securities	—	—

Diluted loss from operations per share	$(134)	68,526	$—

For the Three Months Ended September 30, 2009:
Basic income from operations per share	$9,401	67,215	$0.14
Effect of dilutive securities	—	807

Diluted income from operations per share	$9,401	68,022	$0.14

For the Nine Months Ended September 30, 2010:
Basic income from operations per share	$23,006	68,179	$0.34
Effect of dilutive securities	—	677

Diluted income from operations per share	$23,006	68,856	$0.33

For the Nine Months Ended September 30, 2009:
Basic income from operations per share	$31,519	66,748	$0.47
Effect of dilutive securities	—	717

Diluted income from operations per share	$31,519	67,465	$0.47

     The computation of diluted earnings (loss) per share excludes unexercised stock options and share appreciation rights (“SARs”), and unvested restricted stock units that are anti-dilutive. The following common stock equivalents were excluded from the earnings (loss) per share computation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average number of stock options, SARs and RSUs, calculated using the treasury stock method, that were excluded due to the exercise/threshold price exceeding the average market price of our common stock during the period	4,305	4,572	3,972	5,391
Weighted average number of stock options, SARs and RSUs excluded due to the reporting of a net loss for the period	334	—	—	—

Total common stock equivalents excluded from diluted net income (loss) per share computation	4,639	4,572	3,972	5,391

     There were no transactions subsequent to September 30, 2010, which, had they occurred prior to the end of our third quarter, would have changed materially the number of shares in the basic or diluted earnings per share computations.

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
Overview of Our Business and Products
     We are a leading global provider of communication network software and solutions that enable our customers to effectively and efficiently deliver an array of communications services including voice, text messaging, and broadband data services. Our customers predominantly include mobile (wireless) and fixed (wireline) service providers (collectively, “service providers”), including many of the largest service providers in the world. Our software and solutions are designed to enable our customers to optimize their network efficiency, ensure quality of service and quality of experience, establish network, service and subscriber policies, create unified subscriber identities, and capture additional revenue opportunities. Our solutions generally provide high performance capabilities such as high transaction rates, reliability and routing intelligence, and are designed to enable our customers to address the scalability and complexity issues inherent in the implementation of all-IP networks. Our solutions are comprised of software elements from our portfolio of proprietary software that is increasingly integrated with commercially available hardware, operating systems and database technologies. By taking advantage of advances in technology, such as multi-core processors, virtualization software and browser-based cloud computing, our software and solutions deliver significant processing power, flexibility, and in-memory storage. We believe that our solutions are cost effective for our customers and enable them to provide value to their subscribers.
     We derive our revenues primarily from the sale or license of these network solutions and software applications and related professional services (for example, installation and training services) and customer support services, including customer post-warranty services. Payment terms for contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer’s credit standing and our history with the customer. As we continue to expand internationally, we expect that our billing and payment terms may lengthen, as a higher percentage of our billing and/or payment terms may be tied to the achievement of milestones, such as shipment, installation and customer acceptance.
     Our corporate headquarters are located in Morrisville, North Carolina, and we have research and development facilities, sales offices and customer support facilities located throughout the world.
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
     Despite these weak economic conditions, we continue to see progress with our next-generation product portfolio, which we define as our performance management, session management applications on Eagle XG, mobile messaging, policy control, and subscriber data management products. As of September 30, 2010, year-to-date orders for these products, including orders associated with products acquired from Camiant and Blueslice, have grown by nearly 50% compared to the same period in 2009. These next generation products now represent nearly 60% of our sales pipeline. We recognize that these products have a longer sales cycle and may have a lower opportunity to order conversion rate than our Eagle 5 products, and our expectations are tempered as a result.
     Despite this progress with our next generation product portfolio, the growth in these products did not offset the decline in our Eagle 5 related products, as orders for this product line continued to experience year-over-year declines on a quarterly, year-to-date, and trailing twelve months basis. Accordingly, the weakness in Eagle 5 related product orders more than offset the growth in our next generation products, resulting in a year-over-year decline in total orders of 14% during the third quarter and 22% on a year-to-date basis. Specifically, our Eagle 5 and other established products orders are down 34% on a year to date basis, a decline that is at a faster rate than we expected and have historically experienced. This decline is observed across all regions, with the majority of the decline occurring within emerging markets, particularly in India, where orders are down 50% on a year-to-date basis.
     In order to understand the trends within our Eagle 5 business, we believe it is important to understand the varying dynamics across geographical regions, particularly between developed and emerging markets. Within developed markets, we are also seeing double digit declines in Eagle 5 related orders due to our customers shifting their attention from investments in their 2G and 3G networks to investments in their next generation networks, such as LTE, along with reduced demand from the slowing growth of voice and text messaging traffic. While the shift in our customers’ focus has accelerated the decline in orders for our Eagle 5 and other established products, it has resulted in a significant increase in demand for our next generation products as evidenced by the growth in orders and our pipeline associated with these products. With respect to our Eagle 5 products, we believe customers have and will continue to limit their investments to only meet their current needs.
     With respect to certain emerging markets, such as the Middle East and Africa, we believe the year-over-year decline in third quarter orders is due in part to the continued cautiousness in spending resulting from the current economic conditions. In addition, orders in Brazil and India are down substantially year-over-year through the first nine months of 2010. With respect to Brazil, we believe the decline is primarily due to timing, as approximately $25.0 million of 2009 orders were accelerated from 2010 into 2009 and we do not expect another similar event to benefit future orders. With respect to India, our largest emerging market, we continue to be impacted both directly and indirectly by India’s security regulations. While the Indian government has put a temporary moratorium on the most restrictive of these regulations, we have only experienced modest order flow during the third quarter. One of the primary drivers for the continued slower order flow in India is related to the impact that these regulations are having on the rollout of 3G and number portability. Specifically, these regulations, among other factors, have resulted in delays in the implementation dates of 3G and number portability. Once deployed, both 3G and number portability typically result in a significant increase in signaling within our customers’ networks. Given the delayed implementation dates, orders that we had previously expected in 2010 are now expected to shift to 2011.
     We are also continuing to experience a shift in the timing of customer orders, such that a substantial majority of orders are obtained in the last weeks of the quarter. We anticipate this trend to continue and, accordingly, we may continue to experience volatility in our quarterly orders, revenues and earnings going forward.

     In the third quarter of 2010, our revenues declined by 6% from $114.9 million to $108.3 million as compared to the third quarter of 2009, and on a year-to-date basis, our revenues declined by 3%, from $345.8 million in the first nine months of 2009 to $333.8 million in the first nine months of 2010. Historically, a substantial portion of our revenues were derived from existing backlog, and trends in our orders had not been reflected in our revenues in the same period. However, given the recent declines in our orders and resulting backlog, our revenues are beginning to be negatively impacted by the recent trend in orders. Our revenues and operating results may become more sensitive to and more closely follow recent order trends in the future, if our existing backlog continues to decline as a result of several sequential periods with lower than anticipated orders.
     Foreign currency fluctuations had a negative year-over-year impact on third quarter and year-to-date 2010 revenues of approximately $3.0 million and $5.0 million, respectively. Including this impact, our operating results during the third quarter and year-to-date 2010 were negatively impacted by approximately $1.0 million and $4.0 million, respectively, due to year-over-year foreign currency fluctuations.
Summary of Operating Results and Key Financial Metrics
     The following is a summary of our performance relative to certain key financial metrics for our operations as of and for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 (in thousands, except earnings (loss) per share):

	Three Months Ended September 30,		Year-Over-Year Change
	2010	2009
Orders	$81,103	$94,741	$(13,638)	(14)%
Revenues	$108,305	$114,914	$(6,609)	(6)%
Operating income	$413	$21,440	$(21,027)	(98)%
Diluted earnings (loss) per share	$—	$0.14	$(0.14)	(100)%

	Nine Months Ended September 30,
	2010	2009
Orders	$209,895	$267,396	$(57,501)	(22)%
Backlog	$253,623	$336,654	$(83,031)	(25)%
Revenues	$333,803	$345,755	$(11,952)	(3)%
Operating income	$35,291	$58,954	$(23,663)	(40)%
Diluted earnings per share	$0.33	$0.47	$(0.14)	(30)%
     Orders decreased by 14% to $81.1 million in the third quarter of 2010 from $94.7 million in the third quarter of 2009, and decreased by 22% to $209.9 million for the nine months ended September 30, 2010 from $267.4 million for the same period in 2009. These declines are all within our Eagle 5 and other established products for the reasons discussed above under “Operating Environment and Key Factors Impacting our Results.”
     Revenues decreased on a quarter-over-quarter and year-over-year basis, to $108.3 million and $333.8 million in the third quarter and first nine months of 2010, respectively, from $114.9 million and $345.8 million in the third quarter and first nine months of 2009, respectively. As mentioned above, our revenues have been negatively impacted by the trend in orders for our Eagle 5 products. Also contributing to lower revenues in 2010 relative to those in 2009 is a reduction in performance management revenues, primarily due to the completion of an $8.7 million performance management project in Europe in the third quarter of 2009. This resulted in the third quarter results in 2009 being higher than typical trends associated with this product and led to the resulting year-over-year decline in revenues for this product in 2010. Partially offsetting these decreases are increases in our policy management and subscriber data management products revenues following the second quarter 2010 acquisitions of Camiant and Blueslice.
     Operating Income decreased by $21.0 million from $21.4 million in the third quarter of 2009 to $0.4 million in the third quarter of 2010, primarily due to a reduction in gross margins of $16.3 million, and an increase in expense of $8.9 million as a result of acquiring Camiant and Blueslice in the second quarter of 2010. Partially offsetting these items was a decrease in incentive compensation as a result of lower orders and operating performance as compared to our incentive targets for the 2010 period.

     For the nine months ended September 30, 2010, operating income decreased by $23.7 million from $59.0 million for the nine months ended September 30, 2009 to $35.3 million for the nine months ended September 30, 2010. The year-over-year net decrease was primarily due to the reasons discussed above.
     Diluted Earnings (Loss) per Share declined from $0.14 per share in the third quarter of 2009 to $0.00 in the third quarter of 2010, and from $0.47 per share in the nine months ending September 30, 2009 to $0.33 per share in the first nine months of 2010, primarily due to the decreases in operating income during the three and nine months ended September 30, 2010 for the reasons discussed above.
     Backlog decreased by $120.0 million, or 32%, from December 31, 2009 to September 30, 2010, and by $83.0 million, or 25%, from September 30, 2009 to September 30, 2010, primarily due to lower orders during the first nine months of 2010. Additionally, during the third quarter of 2010, the negative impact of foreign exchange fluctuations, primarily related to the Euro, resulted in a $4.1 million decrease in backlog.
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
     The adoption of the new non-software revenue recognition guidance did not have a material impact on the timing, pattern, or amount of revenue recognized in the third quarter and first nine months of 2010, primarily due to (i) a portion of third quarter and nine months 2010 revenue being derived from the backlog of orders which were received prior to January 1, 2010 and therefore did not fall under the new non-software revenue recognition guidance, and (ii) the new non-software revenue recognition guidance not differing significantly from the software revenue recognition guidance when applied to acceptance based arrangements and arrangements that are received and fulfilled within the same quarter. In the three and nine months ended September 30, 2010, we recognized $36.4 million and $111.9 million, respectively, of revenue, under the new non-software revenue recognition guidance, and we had $20.7 million of deferred revenue under such rules at September 30, 2010. Our September 30, 2010 backlog included an additional $33.3 million of unbilled orders recorded under the new guidance. Based on the currently available information, we anticipate that the effect of adopting this guidance on future periods will not be material. However, this assessment may change as the impact depends on the substance of arrangements entered into or materially modified in future periods.
     Revenues decreased by 6% to $108.3 million in the third quarter of 2010 from $114.9 million in the third quarter of 2009. On a year-to-date basis, revenue decreased by 3% to $333.8 million for the nine months ended September 30, 2010 as compared to $345.8 million for the nine months ended September 30, 2009. Foreign currency fluctuations had a negative year-over-year impact on third quarter and year-to-date 2010 revenues of approximately $3.0 million and $5.0 million, respectively. The following discussion provides a more detailed analysis of changes in revenues by product line.

Revenues by Product Line
     In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our product lines. Revenues from each of our product lines for the three and nine months ended September, 30 2010 and 2009 are as follows (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2010	2009	2009 to 2010
Product revenues:
Eagle, number portability, and other session management products	$62,496	$64,687	$(2,191)	(3)%
Performance management products	5,213	15,729	(10,516)	(67)%

Total product revenues	67,709	80,416	(12,707)	(16)%
Warranty revenues	23,020	21,424	1,596	7%
Professional and other services revenues	17,576	13,074	4,502	34%

Total revenues	$108,305	$114,914	$(6,609)	(6)%

	For the Nine Months Ended
	September 30,		Change
	2010	2009	2009 to 2010
Product revenues:
Eagle, number portability, and other session management products	$196,929	$207,811	$(10,882)	(5)%
Performance management products	22,208	30,793	(8,585)	(28)%

Total product revenues	219,137	238,604	(19,467)	(8)%
Warranty revenues	63,713	63,505	208	0%
Professional and other services revenues	50,953	43,646	7,307	17%

Total revenues	$333,803	$345,755	$(11,952)	(3)%

     Product Revenues
     Our product revenues decreased by $12.7 million, or 16%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to the decrease of $10.5 million in our performance management product revenues. In the third quarter of 2009 we completed one large performance management project in Europe that resulted in $8.7 million of revenues. This resulted in the third quarter results in 2009 being higher than typical trends associated with this product and led to the resulting year-over-year decline in revenues for this product in 2010. In addition, the decline in Eagle 5 related session management revenues outpaced the increase of our next generation session and policy management revenues.
     Product revenues for the first nine months of 2010 decreased by $19.5 million, or 8%, as compared to the same period in 2009, primarily due to the decrease in performance management and Eagle 5 revenues discussed above. The decline in Eagle 5 revenues was related to the declining orders and backlog as discussed above under “Summary of Operating Results and Key Financial Metrics”. From a product mix perspective, we continue to expect year-over-year growth in orders and revenues from our next generation products. Also, with the addition of policy management and subscriber data management products to our portfolio in the second quarter of 2010, we expect our next generation products to represent an increasing percentage of our overall orders and revenues. While we continue to gain traction with our next generation portfolio, we continue to expect a decline in orders and revenues from our Eagle 5 product line.
     Worldwide, our product revenues have been impacted by a variety of factors in addition to those discussed above, including: (i) industry consolidation resulting in a delay and/or decline in our customer orders; (ii) competitive pricing pressure, particularly with respect to our Eagle 5 product line; (iii) the pricing of our SIGTRAN-based products, which are typically priced at a significantly lower price per equivalent link or unit of throughput than our traditional SS7-based products, resulting in reductions in our order value and revenues; (iv) the ability to sell our next generation products, such as performance management, Eagle XG, policy management, subscriber data management, and mobile messaging, to our existing customer base and (v) the amount of signaling traffic generated on our customers’ networks, impacting our volume of orders. We derive the majority of our product revenues from wireless operators, and wireless networks generate significantly more signaling traffic than wireline networks. As a result, these networks require significantly more signaling infrastructure than wireline networks. Signaling traffic on our wireless customers’ networks may be impacted by several factors, including growth in the number of subscribers, the number of calls made per subscriber, roaming and the use of additional features, such as text messaging.
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
     Warranty revenues increased by 7% in the third quarter of 2010 as compared to the third quarter of 2009. This increase was primarily due to the increase in our extended warranty revenues resulting primarily from (i) the timing of order renewals, and (ii) the expansion of the maintenance base as a result of our recent acquisitions of Camiant and Blueslice. Partially offsetting the above increase was a decrease in our standard warranty revenues, principally due to the timing of revenue recognition related to the initial warranty term that accompanied the product sale.
     On a year-to-date basis, warranty revenues were effectively flat in the first nine months of 2010 as compared to the same period of 2009 as increases in our extended warranty revenues resulting from our increased customer base were offset by decreases attributable to pricing pressure of our Eagle 5 related warranty revenues.
     The timing of recognition of our warranty revenues may be impacted by, among other factors: (i) delays in receiving purchase orders from our customers; (ii) the inability to recognize any revenue, including revenue associated with first year warranty, until the delivery of all product deliverables associated with an order is complete; and (iii) the receipt of cash payments from the customer in cases where the customer is deemed a credit risk.
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
     Professional and other services revenues for the third quarter of 2010 increased by $4.5 million, or 34%, as compared to the third quarter of 2009, primarily due to an increase in service revenues associated with recently completed product implementations in India. The majority of these ongoing services were related to previous deployments of our Eagle 5 and number portability products.
     On a year-to-date basis, professional and other services revenues increased by $7.3 million, or 17%, in 2010 as compared to the same period of 2009. The increase is primarily attributable to the recognition of revenue for a number of initial system projects in the U.S. and India across our product portfolio.
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

Cost of Sales
     In order to better understand our cost structure, we analyze and present our costs and expenses in the categories discussed below:
     Cost of goods sold
     Cost of goods sold includes: (i) materials, labor, and overhead costs incurred internally and paid to contract manufacturers to produce our products; (ii) personnel and other costs incurred to install our products; and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2010	2009	2009 to 2010
Cost of good sold	$40,773	$37,064	$3,709	10%
Revenues	108,305	114,914	(6,609)	(6)%
Cost of good sold as a percentage of revenues	38%	32%

	For the Nine Months Ended
	September 30,		Change
	2010	2009	2009 to 2010
Cost of good sold	$115,963	$113,777	$2,186	2%
Revenues	333,803	345,755	(11,952)	(3)%
Cost of good sold as a percentage of revenues	35%	33%
     Cost of goods sold increased in both absolute dollars and as a percentage of revenues in the three months ended September 30, 2010 as compared to the same period in 2009 primarily due to (i) a shift in revenue mix to a higher percentage of services revenues which have a lower gross margin than product related revenues, and (ii) a shift to a higher percentage of initial systems. Further, during 2010, a higher percentage of our total revenues was derived from emerging markets, particularly India, which is typically at lower gross margins than our corporate average. Partially offsetting these increases was lower incentive compensation resulting from lower orders and operating performance as compared to our incentive targets during the 2010 period, and a reduction in our warranty accrual of $1.0 million due to updated estimates of our warranty liability.
     For the nine months ended September 30, 2010 our cost of goods sold increased by $2.2 million in terms of absolute dollars and increased by 2% as a percentage of revenues as compared to the same period in 2009. As mentioned earlier, a higher percentage of our revenues in 2010 are from services, which have a lower gross margin than product related revenues. In addition, our revenue mix has shifted from the U.S. to regions that have lower margins such as India. Offsetting these increases in cost is a net year-over-year reduction in cost of goods sold of $6.3 million related to warranty related charges. Specifically, our cost of goods sold during the first nine months of 2009 included a $5.0 million warranty charge related to our performance management solution. During 2010, we have continued to update our estimates and have reduced the warranty accrual by approximately $1.3 million, with the majority of this reduction occurring in the third quarter of 2010 as discussed above.
     As we continue to expand our international presence, our cost of goods sold as a percentage of revenues may be negatively impacted as the result of our decision to develop new sales channels and customer relationships in new markets, and also due to price competition. Further, many of our next generation products are initial system sales, which are typically at lower gross margins than our corporate average. However, as we seed these products in our installed base, the follow-on orders in many cases are expected to be software only and therefore at margins above our corporate average. In addition, changes in the following factors may also affect margins: product mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal and outsourced manufacturing capabilities and efficiencies; foreign currency fluctuations; pricing pressure as we expand internationally; government regulations and policy such as security considerations, tariffs, and local content; and general economic conditions.

Amortization of Intangible Assets
     Amortization of intangible assets for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Amortization of intangible assets related to:
Camiant	$5,233	$—	$7,187	$—
mBalance	1,103	962	2,893	2,806
Steleus	483	483	1,447	1,447
Blueslice	653	—	1,209	—
iptelorg	111	122	339	346
Other	11	—	19	—

Total	$7,594	$1,567	$13,094	$4,599

     The increase in amortization for the three and nine months ended September 30, 2010 is primarily due to the amortization associated with Camiant and Blueslice intangibles acquired in May, 2010.
Research and Development Expenses
     Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for the three and nine months ended September 30, 2010 and 2009 (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2010	2009	2009 to 2010
Research and development	$24,094	$24,200	$(106)	(0)%
Percentage of revenues	22%	21%

	For the Nine Months Ended
	September 30,		Change
	2010	2009	2009 to 2010
Research and development	$68,666	$75,603	$(6,937)	(9)%
Percentage of revenues	21%	22%

     The following is a summary of the year-over-year fluctuations in our research and development expenses during the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009 to 2010	2009 to 2010
Increase (decrease) in:
Salaries, benefits and incentive compensation	$(607)	$(4,249)
Stock-based compensation	134	(174)
Integration-related compensation	232	53
Consulting and professional services	(45)	(2,019)
Facilities and depreciation	(123)	(1,000)
Other	303	452

Total	$(106)	$(6,937)

     Research and development expenses remained comparable on a year-over-year basis during the third quarter of 2010, with a slight reduction in employee related expenses mostly offset by increases in integration related compensation and other expenses. The reduction in the employee related expenses is primarily due to lower incentive compensation resulting from lower orders and operating performance as compared to our incentive targets for the 2010 period, partially offset by an increase in costs driven by the addition of the employees of Camiant and Blueslice to our research and development team. The increase in other expenses is primarily due to the increase in travel expenses due to increased activity related to our next generation products.
     The decrease in research and development expenses for the first nine months on a year-over-year basis was principally due to decreased expenses related to our employees, consulting services, facilities and depreciation. In particular, salaries, benefits and incentive compensation decreased as a result of lower incentive compensation recorded in the first nine months of 2010 resulting from lower orders and operating performance as compared to our incentive targets for the 2010 period, partially offset by an increase in employee related expenses associated with our 2010 acquisitions. Also affecting our research and development expenses across all categories was a reduction in our spending as a result of (i) completing many of the International Telecommunication Union and local feature development projects necessary to win new Eagle 5 customers in international markets, and (ii) our continued efforts to obtain better efficiencies across our research and development activities. In particular, we are beginning to see reductions in personnel and consulting costs associated with our Eagle 5 development efforts, as we shift resources to our next generation products. Further, we have been able to reduce our depreciation expense as a result of (i) our focus on deploying newer technologies that allowed us to centralize and share our development equipment, and (ii) lower capital expenditures required to support the development efforts of our next generation products as they are compatible with off the shelf hardware, as compared to our Eagle 5 platform, which is based on proprietary hardware.

Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including: (i) salaries, commissions and related costs; (ii) outside contract personnel; (iii) facilities costs; (iv) advertising and other marketing costs, such as tradeshows; and (v) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for the three and nine months ended September 30, 2010 and 2009 (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2010	2009	2009 to 2010
Sales and marketing expenses	$20,192	$17,168	$3,024	18%
Percentage of revenues	19%	15%

	For the Nine Months Ended
	September 30,		Change
	2010	2009	2009 to 2010
Sales and marketing expenses	$55,858	$51,574	$4,284	8%
Percentage of revenues	17%	15%
     The following is a summary of the year-over-year fluctuation in our sales and marketing expenses during the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009 to 2010	2009 to 2010
Increase (decrease) in:
Salaries, benefits and incentive compensation	$1,015	$1,425
Stock-based compensation	250	393
Integration-related compensation	1,232	1,725
Sales commissions	(601)	(1,457)
Marketing and advertising	85	(18)
Travel	668	1,689
Other	375	527

Total	$3,024	$4,284

     The increase in sales and marketing expenses in the third quarter and first nine months of 2010 as compared to the same periods of 2009 was primarily attributable to additional sales and marketing related personnel costs associated with the recent acquisitions of Camiant and Blueslice. Additionally, in the three and nine months ended September 30, 2010, we incurred integration-related compensation of $1.2 million and $1.7 million, respectively, associated with cash compensation in lieu of stock options that were not assumed as part of the Camiant acquisition and integration related bonuses for certain employees of both acquired companies. Also, impacting our sales and marketing expenses were increases in our travel and employee related expenses as a result of increased activities associated with our next generation products. Partially offsetting these increases were (i) lower incentive compensation recorded in the first nine months of 2010 resulting from lower orders and operating performance as compared to our incentive targets for the 2010 period, and (ii) decreased sales commissions, primarily due to lower revenues.
General and Administrative Expenses
     General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, business development, finance, information technology and human resources personnel) and consist of: (i) salaries and related compensation costs; (ii) consulting and other professional services (e.g., litigation and other outside counsel fees, and audit fees); (iii) facilities and insurance costs; and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for the three and nine months ended September 30, 2010 and 2009 (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2010	2009	2009 to 2010
General and administrative expenses	$13,219	$13,148	$71	1%
Percentage of revenues	12%	11%

	For the Nine Months Ended
	September 30,		Change
	2010	2009	2009 to 2010
General and administrative expenses	$39,176	$40,288	$(1,112)	(3)%
Percentage of revenues	12%	12%
     The following is a summary of the year-over-year fluctuation in our general and administrative expenses during the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009 to 2010	2009 to 2010
Increase (decrease) in:
Salaries, benefits and incentive compensation	$(575)	$(1,725)
Stock-based compensation	(810)	(843)
Integration-related compensation	203	552
Consulting and professional services	315	478
Facilities and depreciation	109	32
Bad debt expense	633	158
Other	196	236

Total	$71	$(1,112)

     General and administrative expenses in the third quarter of 2010 remained comparable to the third quarter of 2009, and decreased on a year-to-date basis, with reductions in employee related costs offsetting increases in the remaining expense categories. For both the three and nine months periods, our employee related costs decreased as a result of (i) reduced incentive compensation resulting from lower orders and operating performance as compared to our incentive targets for the 2010 period, and (ii) realizing the benefits of our cost control initiatives, partially offset by an increase in employee-related costs as a result of the addition of Camiant and Blueslice employees to our management team. The decreases in stock-based compensation expense were primarily due to the lower orders and operating performance which affected the expected outcome of our grants with performance conditions.
     Offsetting these decreases were increases across the remaining expense categories for both the three and nine month periods. In particular, bad debt expense increased in 2010 due to our increased activities in emerging markets where credit conditions have deteriorated. Our integration related compensation increased due to cash compensation in lieu of stock options that were not assumed as part of the Camiant acquisition and integration related bonuses for certain employees of both Camiant and Blueslice. Other expenses increased due to increased travel activity related to our new acquisitions.

Amortization of Intangible Assets
     As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Camiant	$1,261	$—	$1,997	$—
mBalance	273	238	715	694
Blueslice	79	—	152	—
Steleus	—	89	—	266

Total	$1,613	$327	$2,864	$960

     Amortization of intangible assets increased primarily due to the increase in our intangible assets as a result of acquiring Camiant and Blueslice in the second quarter of 2010.
Other Income and Expense
     For the three and nine months ended September 30, 2010 and 2009, other income and expenses were as follows (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2010	2009	2009 to 2010
Interest income	$28	$282	$(254)	(90)%
Interest expense	(64)	(67)	3	(4)%
Impairment of investment in privately held company	—	(10,829)	10,829	(100)%
Gain on investments carried at fair value, net	—	288	(288)	(100)%
Foreign currency loss, net	(790)	(628)	(162)	26%
Other, net	(247)	288	(535)	(186)%

Other expense, net	$(1,073)	$(10,666)	$9,593	(90)%

	For the Nine Months Ended
	September 30,		Change
	2010	2009	2009 to 2010
Interest income	$297	$916	$(619)	(68)%
Interest expense	(185)	(179)	(6)	3%
Impairment of investment in privately held company	—	(13,587)	13,587	(100)%
Gain on investments carried at fair value, net	118	1,723	(1,605)	(93)%
Foreign currency loss, net	(2,230)	(1,332)	(898)	67%
Other, net	(932)	(828)	(104)	13%

Other expense, net	$(2,932)	$(13,287)	$10,355	(78)%

     Interest Income and Expense. Interest income decreased during the three and nine months ended September 30, 2010 due to (i) a shift during 2009 from higher yielding investments into lower yielding cash and cash equivalents as we sought to reduce our exposure to the credit and liquidity crisis in the financial markets, and (ii) our purchase of Camiant and Blueslice in May 2010 for approximately $162.0 million and the resulting reduction of our interest bearing cash balances.
     Impairment of investment in privately held company. During the second and third quarters of 2009, we recorded impairment charges of $2.8 million and $10.8 million, respectively, related to our investment in a privately held company. These charges represented the difference between our $15.0 million cost basis in this investment and its estimated fair value of $1.4 million as of September 30, 2009 as we deemed the decline in the value of this asset to be other-than-temporary.

     Gain on investments carried at fair value, net. Gain on investments carried at fair value, net represents the net gain resulting from changes in the fair value of our formerly held ARS portfolio and the related Put right. Our ARS portfolio was classified as trading securities and, accordingly, changes in its fair value were recorded in the corresponding period earnings (i.e., “marked to market”). The UBS Put right was recorded at fair value in accordance with the provisions of the authoritative guidance for investments, and changes in the fair value were also recorded in the corresponding period earnings. We exercised the Put right on June 30, 2010, requiring UBS to purchase our remaining ARS portfolio at par value plus accrued interest.
     Foreign currency loss, net. Foreign currency loss, net for the three and nine months ended September 30, 2010 and 2009 consists primarily of (i) the net cost of our hedging program related to foreign currency risk, including the gains and losses on forward contracts on foreign currency exchange rates used to hedge our exposure to foreign currency risks, (ii) foreign currency gains and losses associated with the underlying hedged item (principally accounts receivable), and (iii) remeasurement adjustments resulting from consolidating our international subsidiaries. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. Dollar and will be exposed to greater risk related to exchange rate foreign currency fluctuations and translation adjustments.
Provision for Income Taxes
     The income tax provisions for the three months ended September 30, 2010 and 2009 were approximately ($0.5) million and $1.4 million, respectively, resulting in income tax expense (benefit) as a percentage of pre-tax income, or an effective tax rate, of 80% and 13%, respectively. The income tax provisions for the nine months ended September 30, 2010 and 2009 were approximately $9.4 million and $14.1 million, respectively, resulting in income tax expense as a percentage of pre-tax income, or an effective tax rate, of 29% and 31%, respectively.
     The differences in the effective rates for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, are primarily due to (i) a higher percentage of our projected income for the full year 2010 being derived from international locations with lower tax rates than the U.S., and (ii) the cumulative effect of reducing our full year estimated effective tax rate as a result of the shift of income to such jurisdictions, offset by tax expense resulting from employee stock option cancellations and the required tax treatment under the authoritative guidance for stock-based compensation as discussed in detail below. While the impact in terms of absolute dollars of shifting additional income to jurisdictions with lower tax rates was insignificant, due to the low amount of taxable income this shift had a disproportional impact on our overall effective tax rate, resulting in the unusually high effective tax rate of 80% during the third quarter of 2010.
     Additionally, we did not reflect a benefit for the U.S. federal research and development tax credit as part of our anticipated annual effective rate for the third quarter of 2010 because the U.S. Congress had not extended this tax credit as of September 30, 2010. A benefit for this credit was reflected in the projected annual effective rate as of the end of the third quarter of 2009. A cumulative benefit resulting from this credit will be recognized in the quarter, if any, in which the U.S. Congress enacts the related legislation. Please refer to Note 9 of the accompanying unaudited condensed consolidated financial statements for a discussion of the reconciliations of our effective tax rates for the three and nine months ended September 30, 2010 and 2009 to the statutory rate of 35%.
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

Liquidity and Capital Resources
     Key measures of our liquidity are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Cash and cash equivalents	$222,715	$277,259	$(54,544)	(20)%
Short-term investments	$—	$92,857	$(92,857)	(100)%
Working capital	$297,093	$441,277	$(144,184)	(33)%

	Nine Months Ended September 30,
	2010	2009
Cash provided by operating activities — continuing operations	$20,202	$46,928	$(26,726)	(57)%
Cash provided by (used in) investing activities	$(83,038)	$2,059	$(85,097)	(4,133)%
Cash provided by financing activities	$8,850	$8,364	$486	6%
Liquidity
     We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents and accounts receivable, and deferred costs and commissions, reduced by trade accounts payable, accrued expenses, accrued compensation and related expenses, and the current portion of deferred revenues. Our working capital decreased by $144.2 million, from $441.3 million as of December 31, 2009 to $297.1 million as of September 30, 2010, primarily due to a reduction in cash as a result of acquiring Camiant and Blueslice in the second quarter of 2010 for $162.0 million in total net cash consideration. This decrease in cash balances was partially offset by cash inflow from operating activities of $20.2 million.
     We have a line of credit facility of $50.0 million and a letter of credit facility of $10.0 million with Wells Fargo Bank, National Association that was originally with Wachovia Bank, National Association. The line of credit is unsecured except for our pledge of 65% of the outstanding stock of certain subsidiaries, while the letter of credit facility requires certain levels of cash collateral for outstanding letters of credit. There were no outstanding borrowings under the line of credit facility at September 30, 2010. As of September 30, 2010, there were approximately $0.8 million of borrowings outstanding under the letter of credit facility, all of which were fully collateralized by us.
     We also had a letter of credit facility in the maximum amount of $5.0 million with Wells Fargo which also required cash collateral. This letter of credit facility expired on December 31, 2009 and can no longer be used to issue new letters of credit. As of September 30, 2010, there were letters of credit of approximately $1.4 million outstanding under this facility, all of which were fully collateralized by us.
     As of December 31, 2009, we held $81.8 million of ARS recorded at fair value, which represented a decline of $11.2 million below our cost basis, and an associated UBS Put right, recorded at an estimated fair value of $11.1 million. Prior to and throughout the second quarter of 2010, issuers called certain ARS securities which reduced the investment in our ARS portfolio. On June 30, 2010, we exercised our UBS Put right requiring UBS to purchase the remaining balance of our ARS portfolio at par value plus accrued interest. As a result of the issuer calls and our exercising the UBS Put right, we received cash proceeds of $79.6 million during the second quarter of 2010 and thus liquidated our ARS portfolio.
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

Operating Activities
     Net cash provided by operating activities from continuing operations was $20.2 million and $46.9 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in our cash flows from continuing operations was primarily the result of (i) lower net income for the period, and (ii) lower cash collections of accounts receivable in the first nine months of 2010 as compared to the first nine months of 2009. Our cash collections were negatively affected by the deterioration of credit conditions in the emerging markets, as well as a year-over-year decline in orders and associated billing activity.
     We currently anticipate that we will continue to operate our business with positive cash flows from operations. Our ability to meet these expectations depends on our ability to achieve positive earnings. Our ability to generate future cash flows from operations could be negatively impacted by, among other factors, a decrease in demand for our products, which are subject to technological changes and increasing competition, or a reduction of capital expenditures by our customers should they continue to remain cautious with their spending.
Investing Activities
     Net cash provided by (used in) investing activities was ($83.0) million and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively. Our cash flows from investing activities primarily relate to (i) purchases and sales of investments, (ii) strategic acquisitions, and (iii) purchases of property and equipment.
     In the first nine months of 2010, acquisition related net cash outflows were $162.0 million for the purchase of Camiant and Blueslice. Our investment in property and equipment was $14.1 million during the first nine months of 2010. Offsetting these investing cash outflows was $93.0 million in proceeds from issuer calls of ARS and the exercise of our UBS Put right discussed previously. For the nine months ended September 30, 2009, our investing activities consisted of property and equipment purchases of $14.6 million, offset by the call of $16.6 million of ARS by the issuers.
     We continue to closely monitor our capital expenditures, while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our workforce. Accordingly, we expect our total capital expenditures to be between $18.0 million and $20.0 million for 2010.
Financing Activities
     Net cash provided by financing activities was $8.9 million and $8.4 million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, our financing activities primarily consisted of proceeds of $11.8 million from net issuances of common stock pursuant to the exercise of employee stock options and purchase under our employee stock purchase plan, including the excess tax benefit on those exercises and purchases, partially offset by $2.9 million of employee withholding tax payments made as a result of net share settlements of equity awards.
     For the nine months ended September 30, 2009, our financing activities consisted primarily of the proceeds of $10.5 million from the issuance of common stock pursuant to the exercise of employee stock options and purchases under our employee stock purchase plan, including the excess tax benefit on those exercises and purchases, partially offset by $2.1 million of employee withholding tax payments made as a result of net share settlements of equity awards.
Critical Accounting Policies and Estimates
     For information about our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. In addition, please refer to Note 1 of the accompanying unaudited condensed consolidated financial statements and to “Recent Accounting Pronouncements” below for information regarding our adoption of new revenue recognition guidance.

Recent Accounting Pronouncements
Revenue Recognition for Arrangements with Multiple Deliverables
     In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. As a result, these arrangements are accounted for in accordance with the new “non-software” guidance for arrangements with multiple deliverables.
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
     We elected to early adopt, as permitted, the new authoritative guidance on January 1, 2010, on a prospective basis for applicable transactions originating or materially modified after January 1, 2010. As substantially all of our telecommunications products include both tangible products and software elements that function together to deliver the tangible product’s essential functionality, the existing software revenue recognition guidance no longer applies to the majority of our transactions. The adoption of the new non-software revenue recognition guidance did not have a material impact on the timing, pattern, or amount of revenue recognized in the third quarter and nine months of 2010, primarily due to (i) a portion of third quarter and first nine months 2010 revenue being derived from the backlog of orders which were received prior to January 1, 2010 and therefore did not fall under the new non-software revenue recognition guidance, and (ii) the new non-software revenue recognition guidance not differing significantly from the software revenue recognition guidance when applied to acceptance based arrangements and arrangements that are received and fulfilled within the same quarter. Based on currently available information, we anticipate that the impact of adopting this guidance on revenue recognition will not be material for our 2010 results. However, this assessment may change because such impacts depend on terms and conditions of arrangements in effect in those future periods.
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
     We adopted this new guidance, including the guidance related to the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, on January 1, 2010. The adoption of this guidance did not have a material impact on our financial position or results of operations.
Disclosure Requirements related to Financing Receivables and Allowance for Credit Losses
     In July 2010, the FASB issued Accounting Standard Update No. 2010-10 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which updates the authoritative guidance for receivables. The new disclosures will require disaggregated information related to financing receivables and will include for each class of financing receivables, among other things: a roll forward for the allowance for credit losses, credit quality information, impaired loan information, modification information, and non-accrual and past-due information. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Accordingly, we will implement the guidance for period-end disclosures effective as of the end of our fourth quarter of 2010, with the guidance for period activity disclosures to be implemented during our first quarter of 2011. We believe the adoption of this update will primarily result in increased disclosures, but will not have any other impact on our financial statements.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
     The statements that are not historical facts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “will,” “intend,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and variations of these words and similar expressions are sometimes used to identify forward-looking statements. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to and involve certain risks and uncertainties. There can be no assurance that our actual future performance will meet management’s expectations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 and our other filings with the Securities and Exchange Commission, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from management’s current expectations include, among others:
•	the effect of the recent economic crisis on overall spending by our customers, including increasing pressure from our customers for us to lower prices for our products and warranty services, access to credit markets by our customers and the impact of tightening credit on capital spending, and further changes in general economic, social, or political conditions in the countries in which we operate;

•	the continued decline in sales of our Eagle 5 related products, including the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks;

•	our ability to compete, particularly on price, with other manufacturers that have lower cost bases than ours and/or are partially supported by foreign government subsidies or employ unfair trade practices;

•	risks related to our international sales, markets and operations, including among others, import regulations, limited intellectual property protection, including limited protection of our software source code, withholding taxes and their effect on cash flow timing, and increased costs and potential liabilities related to compliance with current and future security provisions in customer contracts and government regulations, including in particular those imposed by the government of India;

•	exposure to increased bad debt expense and product and service disputes as a result of general economic conditions and the uncertain credit markets worldwide;

•	the timely development and acceptance of our new products and services, including the timing of demand for integrated next generation signaling solutions, the training of our employees on new products, our product mix and the geographic mix of our revenues and the associated impact on gross margins and operating expenses, and the effect of any product that fails to meet one customer’s expectations on the sale of that or any other products to that or other customers;

•	uncertainties related to the timing of revenue recognition due to the increasing percentage of next generation solutions in our backlog, as we have a limited history of the order to revenue conversion cycle;

•	the onerous terms and conditions, including liability provisions, imposed by our customers in connection with new product deployments;

•	our ability to gain the benefits we anticipate from our acquisitions, including our acquisitions of Camiant and Blueslice and including expected sales of new products and synergies between the companies’ products and operations;

•	continuing financial weakness in the telecommunications equipment sector, resulting in pricing pressure on our products and services, as certain of our competitors consolidate, reduce their prices, lengthen their payment terms and enter into terms and/or conditions that are generally less favorable to them;

•	the risk that continued service provider consolidation or outsourcing of network maintenance and operations functions will insert a potential competitor between us and our customers and/or erode our level of service to such service providers and/or negatively affect our margins;

•	the risk that our financial results for the full year 2010 will not meet our expectations;

•	the timing of significant orders and shipments, the timing of revenue recognition under the residual method of accounting, and the effect of the new non-software revenue recognition guidance adopted in the first quarter of 2010;

•	the lengthy sales cycles for our products, particularly for our new or acquired products;

•	the availability and success or failure of advantageous strategic and vendor relationships;

•	litigation, including patent-related litigation, and regulatory matters and the costs and expenses associated therewith; and

•	other risks described in this Form 10-Q and in our Form 10-K for 2009 and in our other Securities and Exchange Commission filings.
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
Item 5. Other Information
     Our policy governing transactions in our securities by our directors, executive officers and certain other employees permits such persons from time to time to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Exchange Act. As of September 30, 2010, each of the following persons had adopted a Rule 10b5-1 stock trading plan that was then in effect: Hubert de Pesquidoux, director, Carol Mills, director, Krish Prabhu, director, Michael Ressner, director, Franco Plastina, President, Chief Executive Officer and a director, and Ronald J. de Lange, Executive Vice President, Global Product Solutions. The Company does not undertake any obligation to disclose, or to update or revise any disclosure regarding, any such plans and specifically does not undertake to disclose the adoption, amendment, termination or expiration of any such plans.
     On August 13, 2010, our Board of Directors adopted advance notice bylaws, which require that proposals and director nominations (other than proposals and director nominations submitted pursuant to Exchange Act Rule 14a-8) for our 2011 Annual Meeting of Shareholders (along with all required information and representations) be in writing and be received by our Secretary no earlier than January 14, 2011 and no later than February 14, 2011. The February 14, 2011 deadline supersedes the February 21, 2011 deadline disclosed in our proxy statement for our 2010 Annual Meeting of Shareholders, which we filed with the Securities and Exchange Commission on April 7, 2010.

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Bylaws of the Company(1)

10.1
Seventh Amendment, dated as of October 1, 2010, to Credit Agreement dated as of October 2, 2008 by and among Tekelec, Tekelec International, SPRL, the lenders from time to time parties thereto, and Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), as Administrative Agent, Swingline Lender, Issuing Lender and Lender(2)

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (filed with the Securities and Exchange Commission on November 4, 2010), is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, (ii) unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, (iii) unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2010 and 2009, (iv) unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, and (v) notes to unaudited condensed consolidated financial statements(3)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated August 13, 2010, as filed with the Securities and Exchange Commission on August 18, 2010.

(2)	Filed herewith.

(3)	The XBRL information in Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that Section, nor shall such information be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC
Date: November 4, 2010	/s/ FRANCO PLASTINA
Franco Plastina
President and Chief Executive Officer

Date: November 4, 2010	/s/ GREGORY S. RUSH
Gregory S. Rush
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 4, 2010	/s/ PAUL J. ARMSTRONG
Paul J. Armstrong
Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit	Description
10.1
Seventh Amendment, dated as of October 1, 2010, to Credit Agreement dated as of October 2, 2008 by and among Tekelec, Tekelec International, SPRL, the lenders from time to time parties thereto, and Wells Fargo Bank, N.A. (as successor to Wachovia Bank, National Association), as Administrative Agent, Swingline Lender, Issuing Lender and Lender

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (filed with the Securities and Exchange Commission on November 4, 2010), is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, (ii) unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, (iii) unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2010 and 2009, (iv) unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, and (v) notes to unaudited condensed consolidated financial statements(1)

(1)	The XBRL information in Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that Section, nor shall such information be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.