Form 10-K
period 2010-12-31
TEKELEC
filed 2011-02-25
CIK 790705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010, based upon the closing sale price of the Common Stock on June 30, 2010 as reported on the NASDAQ Stock Market, was approximately $901,379,332.
The number of shares outstanding of the registrant’s Common Stock on February 11, 2011 was 68,685,213.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2011 Annual Meeting of Shareholders to be held on May 13, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated.

TEKELEC

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2010

Page

PART I
Item 1. Business	2
Item 1A. Risk Factors	14
Item 1B. Unresolved Staff Comments	31
Item 2. Properties	32
Item 3. Legal Proceedings	32
Item 4. (Removed and Reserved)	32

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item 6. Selected Financial Data	34
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	64
Item 8. Financial Statements and Supplementary Data	64
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
Item 9A. Controls and Procedures	64
Item 9B. Other Information	65

PART III
Item 10. Directors, Executive Officers, and Corporate Governance	66
Item 11. Executive Compensation	66
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	66
Item 13. Certain Relationships and Related Transactions, and Director Independence	66
Item 14. Principal Accountant Fees and Services	66

PART IV
Item 15. Exhibits and Financial Statement Schedules	67
Signatures	73
Exhibits
EX-10.22
EX-10.23
EX-10.24
EX-10.25
EX-10.26
EX-14.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FORWARD-LOOKING STATEMENTS
     This Annual Report contains forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Forward-looking statements include, among other things, statements regarding the extent and timing of future orders, revenues and expenses, restructuring and other expenses, customer demand, competition, statements regarding the development, deployment and potential benefits of our products, industry trends and statements regarding relationships with, and reliance on, third parties. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “forecasts,” “may,” “should,” “potential,” variations of such words and similar expressions identify forward-looking statements. These statements are based on our current expectations, estimates, forecasts, information and projections about the industries in which we operate and the beliefs and assumptions of our management. Readers are cautioned that these forward-looking statements are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict, including those discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report. Actual results may differ materially and adversely from those expressed in any forward-looking statement. All forward-looking statements included in this Annual Report are based on information available to us as of the date of this Annual Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law.
PART I
Item 1. Business.
     We are a leading global provider of core network solutions. Our solutions help enable billions of people and devices to talk, text, and access the Web. These solutions are designed to provide our customers’ telecommunications networks with an effective and robust intelligence layer with which they can offer their subscribers improved customer experience through optimization, personalization, mobility and security. Our customers predominantly include mobile (or “wireless”), fixed (or “wireline”), and cable service providers (collectively, “service providers”). We have more than 300 customers in over 100 countries, including nine out of ten of the world’s largest mobile carriers.
     Our products assist our customers in meeting the demands of their subscribers and the challenges of deploying a multimedia network in competitive communications environments. Our portfolio provides a layer of network intelligence that enables service providers to rely on real-time network metrics for improved levels of network decision making. In turn, service providers can dynamically manage their networks, prioritize traffic, and prevent network disruptions. This portfolio of products includes one of the most widely deployed standalone signaling application platforms in the telecommunications industry that provides full signal transfer point (“STP”) capabilities and number portability solutions. In addition to these established solutions, our next-generation portfolio, which is enabled by our EAGLE XG middleware, includes applications that provide session and policy management, performance management, and subscriber data management for today’s evolving networks.
     Telecommunications networks continue to evolve. Over the years, as subscribers embraced Web access, social networking, video streaming and other broadband data services, service providers have deployed Internet Protocol (“IP”) —based networks. Demand for IP services has grown, while demand on a global basis for more traditional forms of communications, especially voice and text messaging, is maturing.
     We believe that service providers will continue to deploy IP-based networks to address the broadband data demands of their subscribers. We also believe that software solutions that address policy management, subscriber data management and enhanced session management will continue to become important to service providers, and in particular, mobile service providers, as they address this demand. In 2010, our next-generation portfolio represented 24% of total revenues and 27% of our total orders. Over time, we expect that the next-generation portfolio will represent an increasing percentage of our overall revenues and orders.

     Our solutions are designed to address the fundamental challenge facing service providers: the costs of network capacity requirements growing more rapidly than service provider revenues. Our solutions are engineered to cost effectively scale relative to service provider capacity requirements and the corresponding increase in application transactions. Our solutions are comprised of elements from our portfolio of proprietary software which are increasingly being integrated with commercial hardware, operating systems and database technologies. Complementing our intelligence layer solutions with advances in technology — such as multi-core processors, virtualization software and browser-based cloud computing — enables our software and systems to deliver intelligence at layers four to seven of IP networks. We believe that our core network solutions are cost-effective for our customers and enable them to provide value to their subscribers.
     We derive our revenues from the sale or licensing of our core network solutions and the related professional services (for example, installation and training services) and customer support, including customer post-warranty services. Payment terms in contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer’s credit standing and our history with the customer. For financial information by principal product lines, please see Note 16 “Operating Segment Information” to our accompanying Consolidated Financial Statements and “Results of Operations — Revenues” in Part II, Item 7 of this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     We were incorporated in California in December 1971, and our headquarters are in Morrisville, North Carolina. Our Internet address is http://www.tekelec.com. We are not including the information contained on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). Copies of this Annual Report and other reports are available without charge upon written request to us.
Industry Background
     The Internet plays a pivotal role in our daily lives. Broadband access and bandwidth consumption are growing rapidly, driven by Web-based communication and the desire to access the Internet anytime, anywhere. Yet this demand for a mobile lifestyle has been accompanied by increased complexity in product and service offerings, cost and billing, and user experience at a time when the subscriber is looking for simplicity and personalization.
     Trends impacting service providers include the introduction and rapid uptake of new smart phones and other types of mobile data devices. The dramatic increase in usage of data intensive mobile applications such as Websurfing, streaming video, multimedia messaging and content downloads has resulted in rapidly increasing demand in mobile data traffic.
     In response to the challenges of bringing Internet services to mobile devices, Service Architecture Evolution (“SAE”), Long-Term Evolution (“LTE”), and the IP Multimedia Subsystem (“IMS”) have emerged as network architectures designed for converged mobile data networking. These architectures use newer signaling protocols including Session Initiation Protocol (“SIP”) and Diameter. The advantages of SIP and Diameter include their ability to manage multimedia services (voice, video and data) in an IP network, making services accessible from a wide variety of devices.
     Subscribers want to personalize their services and their interactions with service providers, share services with their social networks, and access the same services on multiple devices and networks. Consumers are rapidly adopting more sophisticated mobile devices including smart phones, laptops with broadband access cards, tablets, electronic book readers, personal navigation devices, and devices containing a subscriber identity module (“SIM”) card. These devices, all of which have the capability to download multimedia software applications or media content, have brought new challenges to mobile service providers. In order to meet the networking demand of their subscribers, service providers face significant challenges including:
•	developing the next wave of personalized mobile services;
•	ensuring that their networks can manage any combination of services, access approaches and devices;

•	increasing mobile device access to data networks and providing open access to third-party applications and devices on their networks;
•	developing solutions and new business models to address bill shock, interconnect and roaming agreements, global number portability and net neutrality in an increasingly demanding regulatory climate;
•	bringing new services to market quickly and at a low cost;
•	having a better understanding about their subscribers’ preferences, usage patterns, and locations;
•	knowing how services and networks are performing to more efficiently allocate network resources; and
•	delivering services with a guaranteed quality of service at a subscriber or enterprise level.
     Finally, service providers desire to measure performance, manage the quality and availability of service and launch new revenue-generating services in and across current, transition and future state networks. New smart phones and mobile enabled devices and the traffic they generate must also be managed and monitored to evaluate the customer experience and to troubleshoot service level agreement issues. As such, service providers are seeking solutions to gather information in real time, assess network performance, and automate the implementation of policies to ensure delivery of adequate bandwidth and services in accordance with their subscriber commitments.
     While these trends are global in nature, there remain considerable differences among service providers including: (i) geography and subscriber demographics; (ii) technology deployed in their networks; and (iii) the economic opportunities upon which service providers are attempting to capitalize. These differences generally affect the decision as to when and how service providers adopt newer networking technologies. As a result, we expect adoption of, and thus demand for, networking technologies to vary from market to market, resulting in technologies that will overlap and integrate for a considerable period of time.
Our Portfolio
     Our portfolio enables service providers to derive increased value from their key assets — customer experience, subscriber profiles and network resources — while delivering innovative services and optimizing investments. We believe we are one of the only players in the industry with a portfolio focused on scaling the intelligence layer of all-IP networks.
     We provide a next-generation network intelligence layer that enables service providers to rely on real-time network metrics for enhanced level of network decision making. In turn, service providers can dynamically manage their networks, prioritize traffic, and prevent network disruptions. By embedding intelligence in the core of next-generation mobile networks, such as IMS and LTE, we believe we give service providers the data and analytics to effectively compete in this new age of communications. We offer our integrated and intelligent core network solutions by leveraging the following portfolio:
•	Session and Policy Management

•	Subscriber Data Management

•	Performance Management

•	Mobile Messaging
     Our design philosophy includes the belief that service providers can better manage and monetize their networks through a real-time feedback loop that enables service providers to deliver a high quality subscriber experience. This continuous feedback loop requires the service provider to analyze, decide and act in real time. Our product portfolio addresses each stage of this continuous feedback loop, allowing service providers to:
•	Analyze the activity on the network and the quality of experience with our performance management solution to ensure optimal use of resources and appropriate quality of experience for subscribers. Our solutions provide real-time network metrics for enhanced network decision making. We identify issues and provide inputs for the decision process to begin.

•	Decide where and how traffic is handled using real-time feedback from the network, service, or customer. This allows service providers to advance the intelligence of their networks, making them more subscriber-

aware. This intelligence provides the ability to adjust policies, apply business rules, and optimize traffic through routing and load balancing to improve network performance.

•	Act on the decision to dynamically tune or balance traffic flows to ensure that high priority traffic or latency-sensitive traffic is delivered with a guaranteed quality of service.
     Our portfolio consists of our established EAGLE® 5 products, which address global signaling and real-time transaction based applications within 3G and prior networks and our next-generation product portfolio, which provides intelligent software solutions for transitional state networks, 4G networks and newly emerging service offerings, such as data, within 3G networks.
Established Portfolio
     We have one of the most widely deployed standalone signaling application platforms in the telecommunications industry. Our signaling systems and software are installed in nine of the ten largest wireless service providers worldwide. As we continue to expand internationally, we continue to grow our customer base among the leading mobile and wireline service providers in Europe, Asia, Africa, the Middle East, Central and South America and the Caribbean.
     Our EAGLE 5 Product Family provides global signaling and real-time, transaction-based applications from a single platform. The same platform delivers full signal transfer point (“STP”) capabilities and a portfolio of integrated applications. We are the market leader in STP based number portability (“NP”) solutions, deploying the first integrated NP solution in 1997. Since then, we have built a broad portfolio covering global solutions for mobile, fixed and cable networks and intra-carrier number retention. We solve the number portability problem for voice, short message service (“SMS”), multimedia message service (“MMS”) and prepaid calls. Our NP solution is now deployed by 108 service providers in 38 countries around the world. We believe that our EAGLE 5 Product Family has been successful because of our focus on the development of a competitive, highly scalable system that is able to meet the rigorous technological demands of rapidly growing global service providers and their networks.
Next-Generation Portfolio
     Our next-generation solutions are enabled by our EAGLE XG® middleware platform, a common operating foundation built on a carrier grade LINUX operating system. EAGLE XG provides common middleware services, application framework and operations, administration, maintenance and provision (OAM&P) framework across all of our next-generation solutions. This gives our service provider customers a common operational “look and feel,” reduced costs for interoperability testing, quicker application development, common security and reliability models, and flexible deployment options. The EAGLE XG-based solutions run on commercial computing platforms taking full advantage of the latest multi-core technology advancements. We believe having this common middleware across our next-generation solutions enables us to improve our time to market and our ability to test and deploy new applications more quickly. These next-generation solutions include:
     Session & Policy Management
     Our session and policy management solutions include scalable and efficient next-generation IP-based signaling that bridges existing networks to the all-IP network domain. This helps service providers apply real-time business rules and priorities to retool their network to deliver the “anywhere, anytime” services that their subscribers and business customers demand.
     Our session management products include Diameter Signaling Router (“DSR”), SIP Signaling Router (“SSR”), and Service Broker which:
•	enable the efficient and secure establishment of calls, multimedia sessions, and personalized services; address routing and interoperability issues caused by multi-protocol and multi-dialect implementations — supporting today’s hybrid network operating environment and the gradual migration to next-generation IMS and LTE networks; and

•	make decisions on how traffic should be treated in the network — to optimize network resource utilization and to ensure the network meets the requirements of each subscriber’s service definition — enabling personalization.
     With the acquisition of Camiant in May 2010, we complemented our session management capabilities with a policy management solution. Our policy management solution, the Camiant multimedia policy engine (PCRF), creates opportunities to increase revenues on a per subscriber basis through:
•	offering tiered services options where service providers are able to segment their market giving a larger group of their subscribers the option to select lower-priced data plans;

•	offering bandwidth management to select a higher quality of service for the more sophisticated subscriber who expects a highly personalized experience such as a day pass while traveling;

•	dynamically adjusting services in real time based on subscriber needs and preferences; for example, if a subscriber wants to download several movies at home, a “turbo boost” could be activated for that specific download for a short period of time based on that subscriber’s preferences;

•	addressing regulatory compliance associated with bill shock and net neutrality;

•	offering opt-in higher quality and premium services such as high-definition video delivery or on-demand multimedia communications; and

•	enabling innovative new services with third party applications such as sponsored video through partnerships between service providers and over the-top players.
     Performance Management Solutions
     Our performance management solutions provide the tools service providers need to manage multiple aspects of their network, while providing business-critical information to other departments within the service provider organization. As service providers evolve from transitional circuit-based networks to IP-based networks our performance management solutions provide real-time and/or historical information based on network traffic. Service providers can gain insight into the performance of the network, roaming activity, service usage and customer behavior. Our solutions provide end-to-end network visibility to service providers, helping them manage and route traffic in the most efficient and cost-effective manner. Our applications include troubleshooting, network management, traffic management, roaming management, and services management.
     For example, these applications help service providers measure and manage communications traffic that traverses their networks. Specifically, we believe these solutions enhance the reliability and security of our customers’ networks, reduce the time to troubleshoot problems, enable real-time management of service quality, and help detect and correct revenue leaks due to fraud, incorrect billings, and errors in record keeping. We provide comprehensive real-time network and business applications measurement capability for traditional and IP networks, as well as hybrid networks.
     We offer key performance indicator (“KPI”)-based reports to improve a service provider’s network and business by using our KPI Service Management Packages, which provide data usage information in the form of reports and customized dashboards. These KPI-based reports include prepaid, roaming, SMS, security management and traffic management. Using KPI reports that can be customized based on a variety of parameters, service providers can view a specific level of detail to give them unparalleled insight into customer behavior and customer experience on their network. As service providers begin to offer next-generation services, the ability to analyze uptake patterns and usage rates for new services shortly after launch is important. Service usage information can be correlated by service, subscriber, and geography providing a true demographic report on services used, roaming activity, content downloads and calling patterns by region. When armed with business intelligence on their customer base, service providers can more effectively tailor programs with competitive rate plans, services and bundled offerings that will attract and retain customers.
     Other trends impacting service providers include the introduction and rapid uptake of new smart phones and other types of mobile data devices such as electronic books, tablets, and netbooks. The dramatic increase in usage of advanced mobile applications like the Internet and video, multimedia messaging and content downloads that are supported by these mobile devices has resulted in rapidly increasing demand in mobile data traffic. Service providers are faced with the challenge of determining how to track and manage traffic without necessarily incurring the expense of tracking every single byte of data. To address this challenge, service providers need to analyze only the highest value traffic with a flexible system that scales with traffic and keeps up with the latest technological advancements. With the deployment of LTE networks, this issue is of increasing importance to mobile service providers around the world. Recognizing this need, we have developed an intelligent data management (“IDM”) solution to help our customers effectively and selectively focus and deepen their analysis of high bandwidth applications, such as video streaming, rather than analyzing all of the traffic on the network. What makes our method advantageous is that we provide configurable options for collecting user plane data; service providers can collect data based on what they need to run their business. By choosing the type and quantity of data they collect, service providers have the flexibility to scale their monitoring systems and data collection incrementally, adding resources only when needed.
     Our real-time performance management applications are installed in approximately 150 service provider networks, and are also offered as a solution coupled with the EAGLE 5, complementing and leveraging the functionality of our signaling network. We believe the synergy between our signaling platforms and our performance management solutions provides significant value to our customers.
     Additionally, we believe the integration of our performance management applications with our session and policy management solutions provides a competitive differentiator. The added simplicity and reliability of our integrated approach provides a direct benefit to our customers. Our portfolio delivers a real-time feedback loop that enables service providers to dynamically examine and adjust network resources to help deliver the best possible subscriber experience. This flow of real-time information allows service providers to quickly adapt to the unpredictable demands of the data network. We also offer a non-integrated, probe-based solution to allow our customers to derive additional value from our applications. Our applications offer an array of configuration tools and a web-based user interface for ease of use. Our performance management applications have the added benefit of supporting both existing protocols and newer protocols such as SIP, General Packet Radio Service (“GPRS”), and Universal Mobile Telecommunications System (“UMTS”) from a common architecture. We provide critical network capabilities, such as the ability to continuously trace a call end-to-end as it traverses both traditional circuit and newer packet network domains. Our real time capabilities allow service providers to discover and correct network and related business issues quickly.
     Subscriber Data Management (“SDM”)
     Service providers have a wealth of information about their subscribers. However, this information resides in numerous data silos spread throughout their networks creating a challenge for the service provider in maximizing the value from that information. Our subscriber data management suite consolidates and manages converged subscriber profiles across technologies and domains. Subscriber data management solutions integrate data from multiple sources under a single subscriber identity enabling applications to be enhanced, personalized and deployed at a much faster rate. For example, the service provider having access to a consolidated view of a high value subscriber with multiple devices (smartphone, data card, tablet, etc.) may reduce customer turnover through improved user experience or additional revenue opportunities through personalization.
     We believe the interworking of intelligent policy and session management with subscriber data enables service providers to adapt more quickly to network trends, new service requirements and customer preferences. We believe that our combined solution provides unique value to our customers. A consolidated view of the network, service and subscriber profile can be leveraged for new, personalized services, faster service rollout, enhanced quality of service and improved utilization of network resources. A consolidated view of the subscriber can be leveraged by our mobile messaging solution to manage personal preferences, subscribed services, and integration with other applications — such as presence, location-based services and network address book.
     Our comprehensive solution centralizes cross-domain subscriber information in its back-end database, supporting multiple front-end applications: next-generation Home Location Register (“ngHLR”), Home Subscriber Server (“HSS”), SIP Application Server, and authentication, authorization and accounting (“AAA”)

Server. Our SDM solution extends its front-end application suite to include Mobile Number Portability, ENUM, Equipment Identity Register, and third-party applications.
     To protect the service providers’ current investments, the SDM portfolio can seamlessly consolidate and manage converged subscriber profiles across 2G (GSM/GPRS/EDGE), 3G (UMTS/HSPA) and 4G (LTE) domains. We believe this innovation provides service providers with a gradual, modular and cost-effective evolution to 4G.
     Mobile Messaging
     Our mobile messaging solutions provide a distributed, network-based approach that differs from the legacy Short Message Service Center (“SMSC”) approach that is widely deployed today. We believe the approach our solution provides is more cost-effective. The solution, which can be deployed in modules as the customer requires, enables service providers to address what we view as key challenges, including network growth to handle traffic increases created by the growth in text messaging, as well as protection from spam and illegal SMS usage. The solution also offers the opportunity for revenue generation through mobile advertising and personalized services.
     Our solution includes the ability to manage personal preferences, subscribed services, and integration with other applications, such as a personal inbox utilized across multiple devices that can be accessed anywhere. We detect possible threats from external parties and provide active protection as well as alerts of suspicious behavior.
     Our mobile messaging product family spans both 2G/3G and IP-based networks such as IMS and LTE. The access-independent solutions enable the delivery of all types of mobile messaging from simple store-and-forward SMS to features currently under development such as advanced multimedia products that provide the ability to send voice, video, and pictures in the message. Its open framework allows operators to horizontally integrate mobile messaging services as well as other SIP-based services, reducing costs and simplifying operation and maintenance.
Our Business Strategy
     Our objective is to be a premier supplier of core network solutions that enable our service provider customers to both manage and monetize the tremendous growth in mobile data traffic and multimedia applications. Our portfolio is focused on efficiently and securely enabling connections for IP and mobile data networks. Our solutions also measure the subscribers’ quality of experience and can dynamically adjust policies to deliver an improved customer experience. Our solutions create an intelligence layer that resides in the control plane of communications networks. Key elements of our strategy to achieve this objective include:
     Leveraging our Installed Base and Established Customer Relationships. Our systems and solutions are in operation in more than 100 countries worldwide. Our strategy is to leverage our worldwide installed base and our well-established customer relationships in order to deepen our market penetration globally and to pursue selected emerging market segments. We believe that we can leverage our installed base and established customer relationships by offering network applications that function not only in today’s networks, but also enable our customers to transition and to deploy IMS, LTE or other IP-based applications.
     Maintaining Technological Expertise and Knowledge. We believe that one of our core competitive strengths is the breadth of our knowledge and expertise in communications technologies, particularly in (i) session and policy control, and (ii) high-performance, mission-critical applications that utilize real-time or near-real-time data. We have developed this expertise over more than two decades and, during 2010, we filed a total of 103 U.S. and foreign patent applications and were issued a total of 53 U.S. and foreign patents, increasing our portfolio of issued, non-expired patents to 265 as of December 31, 2010. We intend to enhance our existing products, develop new products and expand our portfolio of patented intellectual property by continuing to make significant investments in research and development.

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
     Global Reach. We sell our products internationally through our direct sales force, sales agents, partnerships, and distributor relationships. We also sell directly from our wholly owned subsidiaries in Argentina, Australia, Belgium, Brazil, Canada, Colombia, the Czech Republic, France, Germany, India, Italy, Malaysia, Mexico, the Netherlands, Singapore, South Africa, Spain, Taiwan and the United Kingdom, and from our sales offices in China, United Arab Emirates, and the Russian Federation. Total international revenues for 2010, 2009, and 2008 were $262.7 million, $285.8 million, and $296.8 million, respectively, representing 62%, 61%, and 64%, respectively, of our total revenues.
     Pursuing Opportunities with Strategic Partners. We intend to complement our product offerings and extend our market reach through selected strategic partnering relationships, including original equipment manufacturer, or “OEM,” partners, referral arrangements, teaming agreements and distribution agreements. Our existing strategic relationships include technology development, OEM and collaboration relationships.
     Strategic Acquisitions in Our Existing or Adjacent Spaces. From time to time we have also made acquisitions of technologies, competencies and businesses where we sought to leverage synergies with our existing technologies, competencies and commercial opportunities. In May 2010, we acquired Camiant, a leading policy management vendor, and Blueslice Networks, Inc. (“Blueslice”), a pioneer in subscriber data management. We anticipate that, from time to time, we may make additional acquisitions where we believe synergies with our existing business can be leveraged.
Recent Acquisitions
     In May 2010, we acquired Camiant, a provider of real-time policy control solutions. Camiant’s multimedia policy solutions allow service providers to leverage and monetize their network investments by enabling them to allocate network resources and create services for subscriber preferences in such areas as quality of service and bandwidth utilization. The products are designed to enable service providers to dynamically manage their networks, prioritize traffic, and prevent network disruptions. Under the terms of the acquisition, we acquired 100% of Camiant’s stock, vested stock options and warrants for total cash consideration of $128.9 million.
     In May 2010, we also acquired all issued and outstanding shares of capital stock of Blueslice, a provider of next-generation subscriber data management solutions, for an aggregate purchase price of $35.0 million. Blueslice’s solution centralizes cross-domain subscriber information in a back-end database, supporting multiple front-end applications, including our next-generation Home Location Register, Home Subscriber Server, SIP Application Server, and AAA Server.
     In December 2008, we expanded our solutions portfolio by acquiring mBalance, a leading developer of mobile messaging solutions for total consideration of $39.5 million, of which approximately $7.3 million remains in escrow pending resolution of indemnification claims we made in 2010. The mBalance software enables mobile service providers to efficiently support their text messaging growth with a high performance, networked messaging solution. This software provides a cost efficient and highly scalable means of handling text-message growth and security.
Our Sales and Marketing Strategy
     Our sales and marketing strategy includes selling directly through our sales force and indirectly through sales agents, partnerships, and distributor relationships, entering into strategic alliances, and targeting certain markets and customers. To promote awareness of our products, we also advertise on the Internet and in trade journals, exhibit and speak at trade shows, conduct events specifically tailored for our customers, participate in industry forums and panels, maintain a presence on the Internet, use webinars and e-mail marketing campaigns, and maintain close relationships with industry and trade press as well as industry analysts. From time to time, our employees author articles for trade journals.
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
     Other Third-Party Relationships. Although our current sales through these relationships are not significant, we believe that our current and future relationships with other leading communications solution providers will improve market penetration and acceptance for our network applications. Many of these system integrators have long-standing relationships with public telecommunications service providers and offer a broad range of services to these service providers through their existing sales and support networks. We seek relationships with third parties that enhance our presence and strengthen our competitive position in our target markets and which offer products and services that complement our solutions.
Systems and Software Development
     The communications market is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Standards for new technologies and services such as 3G wireless services, signaling for packet networks, Internet protocol, LTE and IMS architectures are still evolving. As these standards evolve and the demand for services and applications increases, we intend to adapt and enhance our products and to develop and support new products. We solicit product development input through discussions with our customers and participation in key industry organizations and standards committees, such as the GSM Association (“GSMA”) where we participate on the Rich Communication Suite initiative and several other working groups, the Internet Engineering Task Force, the 3rd Generation Partnership Project (“3GPP”), the Open Mobile Alliance, (“OMA”), the Broadband Forum, TMForum, the MultiService Forum (“MSF’) and the NGN Forum, and by closely monitoring the activities of the International Telecommunications Union (“ITU”), the European Telecommunications Standards Institute (“ETSI”), and the International Organization for Standardization and Alliance for Telecommunications Industry Solutions (“ATIS”).
     We continue to invest in research and development in order to expand the technological capability, functionality and breadth of our applications. From 2008 to 2010 we invested $293.2 million — approximately $92.3 million, $100.3 million, and $100.6 million, during 2010, 2009, and 2008, respectively — in product development. As a result of this investment in research and development, we filed a total of 103 U.S. and foreign patent applications in 2010. During 2010, 2009, and 2008, we were issued a total of 53, 27, and 36, respectively, U.S. and foreign patents, increasing our portfolio of issued, non-expired patents to 265 as of December 31, 2010.
     We currently expect that a substantial portion of our development of new products and enhancements to existing and future products will be developed internally or through outsourced development contractors, with the possibility of selective acquisitions to complement and supplement our product development pipeline when deemed prudent. There are risks associated with the development of our products, which are discussed further in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report.
Service, Support and Warranty
     We believe that customer service, warranty and extended maintenance support, and training are important to building and maintaining strong customer relationships. We service, repair and provide technical support for our products. Our support services include:
•	24-hour technical support;

•	remote access diagnostics and servicing capabilities;

•	extended maintenance and support programs;

•	comprehensive technical customer training;

•	extensive customer documentation;

•	field installation, emergency replacement and regular software maintenance releases;

•	on-site engineering support services, including 24/7 equipment operation, administration and maintenance (“OA&M”);

•	advantage service for network management and

•	limited upgrades and enhancements.
     We support our products by providing in-country sales, service and support resources in 37 countries around the world. For example, we maintain in-house and contract repair facilities and provide ongoing training and technical assistance to customers and international distributors and other resellers at our technical assistance centers in Morrisville, North Carolina; Marlborough Massachusetts; Egham, United Kingdom; Paris and Mulhouse, France; Amsterdam, Netherlands, Delhi, India, Singapore and Montreal, Canada. These centers also support our products on a 24-hour a day, seven day a week basis. In addition, we have invested in providing in-country sales and service support in Brazil, India, Germany, the Czech Republic and Mexico, among other locations.
     We also offer network implementation services in connection with our effort to supply a complete solution for our network application deployments, including products from our vendor partners. In such instances, we offer specific service contracts to support the needs of our customers who choose to migrate their network to, for example, IP technologies.
     In addition, we offer a new suite of services titled Tekelec Advantage Services to help our customers manage the Tekelec supplied elements of their network. These offerings have specific service contracts to help our customers outsource this capability.
     We typically warrant our products against defects in materials and workmanship and, thereafter, we offer extended service warranties.
Customers
     Customers for our products consist predominantly of service providers (mobile, fixed, and cable). Mobile service providers accounted for approximately 82% of our total revenues in 2010. Historically, a limited number of customers have accounted for greater than 10% of our annual total revenues. In 2010, sales to AT&T represented 18% of our revenues. In 2009, sales to AT&T represented 14% of our revenues, and sales to Verizon represented 10% of our revenues. Additionally, combined sales to the Orange Group and an affiliate represented 10% of our revenues in each of 2009 and 2008. We anticipate that our operating results in any given period may continue to depend, to a significant extent, upon revenues from a relatively small percentage of our customers.
Cyclicality and Seasonality
     In addition to the general market and economic conditions, such as overall industry consolidation, the pace of adoption of new technologies, and the general state of the economy, our orders and revenues are affected by our customers’ capital spending plans and patterns. Our orders are typically highest in our fourth fiscal quarter when our customers have historically increased their spending to fully utilize their annual capital budgets. Consequently, our first quarter orders are usually significantly lower compared to the last quarter of the previous year, and often are the lowest of the year. As a result of these trends, historically our quarterly results reflect distinct seasonality in the sale of our products and services.
Backlog
     Backlog for our products typically consists of contracts or purchase orders for both product deliveries scheduled within the next 12 months and extended service warranty. Our backlog at any particular date may not be a meaningful or accurate indicator of timing of future revenues primarily because (i) many of our customer arrangements are subject to customer acceptance processes, (ii) certain of our customer contracts are accounted for under the residual method prescribed by the authoritative guidance for software revenue recognition, and (iii) the size and duration of orders and customer delivery and installation requirements vary and may be rescheduled by the customer.

     At December 31, 2010, our total backlog amounted to approximately $338.8 million, compared to total backlog of approximately $373.6 million at December 31, 2009. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts.
Competition
     The market for our established product portfolio, is competitive and has been highly concentrated among a limited number of suppliers. We presently compete in the network signaling market primarily with, among others, Huawei and Nokia Siemens Networks.
     We believe that the principal competitive factors in the high performance, mission critical network signaling systems and software market are system performance, scalability and functionality, system quality and reliability, customer service and support, price and the supplier’s financial resources and marketing and distribution capability. We anticipate that responsiveness in adding new features and functionality will become an increasingly important competitive factor. New entrants or established competitors may offer systems that are superior to our systems in performance, quality, service and support and/or are priced lower than our systems. The impact of the recent economic downturn has increasingly made price an important competitive factor, particularly in certain emerging markets, where some of our competitors have offered our customers or potential customers significant lines of credit guaranteed by their home governments. Accordingly, these competitors have been and may continue to be able to offer service providers very favorable pricing and financing terms. For more information on this subject, see the “Risk Factors” section in Part I, Item 1A of this Annual Report under the heading “If our products do not satisfy customer demand for performance, price, or terms, we could lose business to our competitors.”
     We believe that our ability to compete successfully with our established products also depends in part on our distribution and marketing relationships with leading communications equipment suppliers and resellers. If we cannot successfully enter into these relationships on terms that are favorable to us, or if we cannot maintain these relationships, our business could suffer.
     The market for our next-generation products is also highly competitive, however unlike the market for our established products, we compete against numerous suppliers. We expect that this competition will increase from both existing and new suppliers in this space.
     Our major competitors in performance management include Tektronix, JDS Uniphase (which acquired certain performance management assets of Agilent in 2010), and Anritsu, as well as a number of smaller competitors existing in different geographic markets. We believe the market will remain very competitive with a number of smaller competitors continuing to enter this market.
     Major competitors for our policy solutions include Ericsson, Huawei, and Nokia Siemens. Major competitors for our subscriber data management solution include Alcatel-Lucent, Huawei, and Nokia Siemens. In addition, there are a number of smaller competitors in each market, with some, like Openet and Bridgewater Systems, competing in both markets. We believe the market will remain very competitive with a number of smaller competitors continuing to enter these markets.
     Our major competitors in the mobile messaging market include Acision, Airwide, Comverse, Huawei and Nokia Siemens, as well as a number of smaller competitors existing in different geographic markets. We believe the market will remain very competitive with a number of smaller competitors continuing to enter this market.
Intellectual Property
     Our success depends, to a significant degree, on our proprietary technology and other intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secrets, non-disclosure policies, confidentiality agreements and contractual restrictions to establish and protect our proprietary rights both in the United States and abroad. In 2010, we filed a total of 103 U.S. and foreign patent applications and were issued a total of 53 U.S. and foreign patents, increasing our portfolio of issued, non-expired patents to 265 as of December 31, 2010. Inventions by members of our technical product line, marketing, and research and engineering staff have been, and continue to be, important to our growth and success. Our patent portfolio has been developed over time and, accordingly, the remaining terms of our patents vary. We intend to continue to seek and obtain patents protecting our newer innovations. Although we believe that our patents will continue to be important in maintaining and improving our competitive position, no single patent is material to our business as a whole.
     The communications industry is characterized by the existence of rapidly changing technology, an increasingly large number of patents and frequent claims and litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to us, and we receive notices from, or are sued by, third parties regarding such claims. Any claims made against us regarding patents or other intellectual property rights could be expensive and time consuming to resolve or defend, would divert the attention of our management and key personnel from our business operations and may require us to modify or cease marketing our products, develop new technologies or products, acquire licenses to proprietary rights that are the subject of the infringement claim or refund to our customers all or a portion of the amounts paid for infringing products. If such claims are asserted, there can be no assurances that the dispute could be resolved without litigation or that we would prevail or be able to acquire any necessary licenses on acceptable terms, or at all. In addition, we may be requested to defend and indemnify certain of our customers, resellers and partners against claims that our products infringe the proprietary rights of others. We may also have to pay substantial damages awards or be subject to injunctions against the sale of certain products or use of certain technologies. See “Legal Proceedings” in Part I, Item 3, of this Annual Report.
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
Working Capital
     For a discussion of our working capital practices, see the section entitled “Liquidity and Capital Resources” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.
Employees
     We employ individuals on a regular full-time basis and on a part-time basis, as well as utilize the services of independent contractors. At December 31, 2010, we employed 1,291 regular full-time employees. Many of our employees hold stock options, restricted stock units and/or stock appreciation rights under our equity compensation plans. Our employees are not represented by labor unions. Our employees in France and the Netherlands are represented by a Works Council, a compulsory institution for enterprises with more than 50 employees. These councils consist of employee elected members and, in France, the head of the enterprise, and have charge of company welfare and cultural facilities. While it has no formal bargaining power, it has consultative powers in regard to employer’s initiatives concerning organization and management of the enterprise. We have not experienced any work stoppages.

     We believe that our relations with our employees are good. Employee morale, job satisfaction and career development continue to be important areas of our focus. We believe that it is increasingly important to our future success to recruit and retain skilled employees. For more information on this subject, see the “Risk Factors” section in Part I, Item 1A of this Annual Report under the heading “Failure to recruit and retain key personnel could harm our ability to meet key objectives and adversely affect our business and the price of our common stock.”
Available Information
     We make this Annual Report, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available on our website (http://www.tekelec.com) without charge as soon as reasonably practicable following our filing of such reports with the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any forward-looking statements in this Annual Report or in other reports filed with or furnished to the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report and our other reports is available without charge upon written request to Kyle Macemore, Vice President Finance and Investor Relations, Tekelec, 5200 Paramount Parkway, Morrisville, North Carolina 27560.
Item 1A. Risk Factors.
     As indicated above in this Annual Report under “Forward-Looking Statements,” the statements that are not historical facts contained in this Annual Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations, estimates, forecast or intent of our management and are subject to and involve certain risks and uncertainties. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. In addition to the risks described elsewhere in this Annual Report and in certain of our other filings with the SEC, the following risks and uncertainties, among others, could cause our actual results to differ materially from those contemplated by us or by any forward-looking statement contained herein. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Annual Report and our other public filings with the SEC.
     We experienced a decline in total orders in 2010, particularly in the first half of 2010, and given the length of time it takes us to recognize revenue from a large portion of our orders, our revenue performance in 2011 will be adversely affected, which will have an adverse effect on our results of operations and may have a material adverse effect on our stock price.
     We experienced a year-over-year decline in orders in 2010 of 10%, with orders declining in particular in the first half of 2010. This decline in orders has resulted in a reduction in our backlog of $34.8 million from $373.6 million as of December 31, 2009 to $338.8 million as of December 31, 2010. In addition, an increasingly higher percentage of our revenues are being derived from our next-generation portfolio of products, which today are typically initial deployments with our customers. Historically, the conversion of orders to revenues for initial deployments of products has taken longer than our corporate average. Given the lower backlog and the potentially longer order to revenue conversion cycle of such initial deployments, we expect our revenues to decline in 2011 relative to prior periods particularly in the first half of 2011. As a result, our results of operations will be adversely affected and our stock price may be materially adversely affected.
     We may undertake further restructurings which may adversely impact our operations, and we may not realize all of the anticipated benefits of our prior or any future restructurings.
     We continue to evaluate our business to determine the potential need for realigning resources in order to achieve desired cost savings, for example in light of our recent decline in orders and revenue. In prior years, we have undertaken a series of restructurings of our operations involving, among other things and depending on the year, reductions of our workforce, the relocation of our corporate headquarters, the consolidation of certain of our manufacturing facilities, and the transformation from a business unit management structure to a functional organization (the “Restructurings”). If we initiate additional restructurings in the future, we will incur additional restructuring and related expenses, which could have a material adverse effect on our results of operations.
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
     In addition, employees, whether or not directly affected by restructurings, may seek employment with our business partners, customers or competitors. We cannot assure you that the confidential nature of our proprietary information will not be compromised by any such employees who terminate their employment with us. Further, we believe that our future success will depend in large part upon our ability to attract, incent and retain highly skilled personnel. We may have difficulty attracting and retaining such personnel as a result of a perceived risk of future workforce reductions, and we may terminate the employment of employees as part of a restructuring and later determine that such employees were important to the success of the ongoing business.
     Beginning in the middle of February, 2011, our company’s market capitalization declined below our book value. Should this decline be considered an interim goodwill impairment test triggering event, and should we conclude that our goodwill has been impaired, we may record a write-down of goodwill and recognize a corresponding goodwill impairment loss, which may be material to our financial position and results of operations.
     Beginning in the middle of February, 2011, our book value exceeded our market capitalization, which is calculated by multiplying our stock price as reported on the NASDAQ stock market by the number of outstanding shares. We will evaluate the events and circumstances related to this decline in market capitalization in the first quarter of 2011 to determine whether a triggering event to perform an interim goodwill impairment test has occurred. If we conclude that a triggering event has occurred, we will perform an interim goodwill impairment analysis to assess if the goodwill has been impaired. An interim impairment analysis may result in our recording a write-down of goodwill to its estimated implied fair value and recognizing a corresponding goodwill impairment loss, which may be material to our financial position and results of operations.
     We continue to derive a substantial amount of our revenues from our EAGLE 5 and other established products and associated services, and if the market for, and sales of such products continue to decline at a rapid pace, such declines may result in material adverse effects on our business, operating results, and financial condition.
     We still derive a substantial portion of our revenues from sales of our EAGLE 5 and other established products and associated services. While these products are expected to decline as a percentage of our total revenues, in 2010 these products continued to represent a substantial portion of our revenues, generating 76% of our total revenues. We expect that these products will continue to account for a significant portion of our product revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for these products, such as the introduction of new network technologies such as LTE, competition, and customer capital constraints or strategies to limit investments in current generation technologies, could have a material adverse effect on our business, operating results and financial condition.
     We are increasingly dependent on revenue growth from our next-generation products, and to the extent the markets and/or demand for such products do not grow as we anticipate, our business, operating results, and financial condition could be materially adversely affected.
     We are increasingly dependent on sales of our next-generation products. The markets for these products are not mature, the technology and industry standards associated with these products are still evolving, and our market share is substantially lower than that associated with our Eagle 5 products. As a result of these factors, as well as because of our limited history regarding the timing of the sales cycle and order to revenue conversion cycle for such next-generation products, our ability to accurately forecast market growth, technological changes, and customer demand for such products is limited, and adverse changes related to market growth, technology, and customer demand for such products may have a material adverse effect on our business, operating results, and financial condition.
     Our business is transitioning from developing and selling well-established, hardware-centric products to developing and selling new, software-centric next-generation products, and given the difficulty in making such transitions, our business, operating results, and financial condition could be materially adversely affected.
     Our business is transitioning from developing and selling well-established, hardware-centric products to developing and selling new, software-centric next-generation products. These transitions are historically difficult for companies to make, and, for example, require skill set migration in areas such as sales, marketing, research and development, and services. In addition, we have less experience and more competition with the development and sales of our next-generation products than with our well-established products. If we do not execute these transitions on a timely and efficient basis, or fail to balance declining sales of our well-established products with increasing sales and margins on our next-generation products, our business, operating results, and financial condition could be materially adversely affected.
     Our President and Chief Executive Officer resigned, we have appointed an Interim President and Chief Executive Officer, and we are searching for a permanent replacement. In addition, the Chairman of our Board of Directors has decided not to run for reelection at the Company’s next annual meeting of shareholders, and we have added several new directors to the Board. The uncertainty of this transition could adversely affect customer, vendor, and employee relationships and result in adverse effects on our business and operating results.
     Our President and Chief Executive Officer resigned in January 2011, and an Interim President and Chief Executive Officer from our Board of Directors was appointed pending appointment of a permanent successor. Although our Interim President and Chief Executive Officer is an industry veteran, he may need some time to familiarize himself with the operations of our company and thus may not be fully effective during this transition. Further, the resignation of our President and Chief Executive Officer and/or the presence of an interim President and CEO may destabilize our relationships with customers, vendors, and employees, resulting in loss of business, loss of vendor relationships, and the loss of key employees or declines in the productivity of existing employees. The search for a permanent President and Chief Executive Officer may take many months or more, further exacerbating these factors. Also, our former Chief Financial Officer retired in 2010, which makes the loss of other key executives more disruptive. Finally, we have added several new directors to our Board, adding to the transitional risk above. Any or all of these risks could adversely affect the business and operating results.
     An adverse outcome relating to allegations of violations of securities laws or breach of fiduciary duties could materially adversely affect our results of operations and financial condition.
     On January 6, 2011, a purported class action complaint was filed against us and certain of our current and former officers in the U.S. District Court for the Eastern District of North Carolina alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case purports to be brought on behalf of a class of purchasers of our stock during the period February 11, 2010 to August 5, 2010. The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding our business and prospects in emerging markets. The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and expenses. Although the Company denies the allegations in the complaint and intends to vigorously pursue its defense, we are unable to predict the outcome of this case.
     On February 7, 2011, a shareholder derivative complaint was filed in the California Superior Court of Santa Clara County against certain current and former officers and directors. The suit alleges that named parties breached their fiduciary duties to the Company by, among other things, making statements between February, 2010 and August, 2010 which plaintiffs claim were false and misleading and by allegedly failing to implement adequate internal controls and means of supervision at the Company. The suit seeks an unspecified amount of damages from the named parties and modifications to the Company’s corporate governance policies. The allegations in the complaint are similar to the purported class action complaint discussed above. The individual defendants intend to vigorously defend the suit and the Company, on whose behalf these claims purport to be brought, intends to move to dismiss the shareholder derivative complaint on the grounds that the derivative plaintiff did not file the claims in accordance with applicable laws governing the filing of derivative suits.
     For additional details regarding these cases, see Item 3. “Legal Proceedings” contained in Part I of this Annual Report. An adverse court determination in either case could result in significant liability for the Company and/or its officers and directors, and could have a material adverse effect on our results of operations and financial condition.
     If wireless service providers do not continue to grow and to buy our products and services, our business and results of operations would be harmed.
     Our success will depend in large part on the continued growth of wireless network operators and their purchases of our products and services. We derive a substantial portion of our revenues from the sale of our products and services to wireless network operators. In each of 2010, 2009, and 2008, our sales to the wireless market accounted for more than 50% of our revenues. We expect that our sales of products and services to wireless service providers will continue to account for a majority of our revenues for the foreseeable future. The continued growth of the domestic and international wireless markets is subject to a number of risks that could adversely affect our revenues and profitability, including:
•	a downturn in the domestic or global economy;

•	a continuing or further slowdown in capital spending by wireless network operators;

•	adverse changes in the debt and equity markets and in the ability of wireless service providers to obtain financing on favorable terms;

•	delays in or scaling back of plans for the deployment by wireless network operators of new wireless broadband technologies and applications;

•	slowing growth of wireless network subscribers, minutes of use or adoption of new services; and

•	increased competition among wireless operators.
     Consequently, there can be no assurances that wireless service providers will continue to purchase our products or services for the build-out or expansion of their networks. A decrease in such purchases could have a material adverse impact on our revenues and net income.
     The effects of the continuing global financial crisis and economic downturn may have significant effects on our customers and suppliers that would result in material adverse effects on our business, operating results, financial condition and stock price.
     The effects of the global financial crisis and resulting economic downturn include, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy has entered into or may enter into a further prolonged recessionary period. Additionally, governments of certain countries in which we do business have implemented increasingly restrictive currency controls, impacting the timing and amount of anticipated cash flows. This financial crisis has adversely affected and may continue to materially adversely affect our customers’ access to capital and/or willingness to spend capital on our products, and/or their levels of cash liquidity and/or their ability and/or willingness to pay for products that they will order or have already ordered from us, or result in their ceasing operations. Further, since the beginning of 2009, we have experienced an increasing number of our customers, principally in emerging markets, requesting longer payment terms, lease or vendor financing arrangements, and/or longer terms for the letters of credit securing purchases of our products and services, which could potentially negatively impact our orders, revenue conversion cycle, and cash flows.
     In seeking to reduce their expenses, we have also seen significant pressure from our customers to lower prices for our products as they try to improve their operating performance and procure additional capital equipment within their reduced budget levels. To the extent that we lower prices on our products and services, our orders, revenues, and gross margins may be negatively impacted. Additionally, certain emerging markets are particularly sensitive to pricing as a key differentiator. Where price is a primary decision driver, we may not be able to affectively compete or we may chose not to compete due to unacceptable margins.

     In addition to pricing pressures for our products and related services, certain customers have sought and others may seek reductions in their operating expenses, particularly warranty related expenses. To the extent that we agree to negotiate lower prices on our warranty services, it may affect our ability to establish vendor specific objective evidence of the fair value (“VSOE”) for these warranty services. Should we lose VSOE for these services, certain of our software products and related implementation services will be recognized ratably over the warranty period upon completion of the delivery of all products and implementation services within a specific customer arrangement. Therefore, the timing of revenue recognition of these revenues would be substantially later than under our current revenue recognition model in which we have established VSOE for our warranty services.
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
     In addition, the financial crisis may materially adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels, and/or product quality, could cause them to raise prices or lower production levels, or result in their ceasing operations. Further, with respect to the credit facility discussed under “Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report, if the global financial crisis adversely affects Wells Fargo Bank, National Association, our ability to access the funds available under the credit facility could be materially adversely affected.
     The potential effects of these economic factors are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.
     We are exposed to the credit risk of some of our customers and to credit exposures in certain markets which could result in material losses and harm our business.
     In addition to the risks described above, we are generally vulnerable to downturns in the economy and the telecommunications industry, political instability in emerging markets, and adverse changes in our customers’ businesses and financial condition. Periodic slowdowns in the economy in general and in the telecommunications market in particular have weakened and could further weaken the financial condition of many of our customers, which could affect their creditworthiness. Although we have programs in place to monitor and mitigate the associated risks, there can be no assurance that such programs will be effective in reducing our credit risks and avoiding credit losses. We also continue to monitor the impact that the following conditions may have on the worldwide economy: (i) credit exposure from weakened financial conditions in certain geographic regions; (ii) the currency controls enforced by local governments, such as prioritization of foreign vendor payments and obtaining government approval for vendor payments in hard currencies, in key customer geographic regions such as Pakistan, Afghanistan, Nigeria, Venezuela, and others; (iii) the risk of nationalization of the telecommunications industry in certain areas; and (iv) the devaluation of the local currency relative to the U.S. dollar or currency controls put in place by foreign governments. We have periodically experienced losses due to customers’ failing to meet their obligations. Although these losses have not been significant, future losses, if incurred and if material, could harm our business and have a material adverse effect on our operating results.
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
     Many of our contracts contain customer acceptance provisions that, depending upon the nature of those provisions, may result in deferral of revenue recognition until customer acceptance. Further, other contracts have payment terms that may require deferral of revenue recognition until the cash is collected. Consequently, our revenues may vary significantly from period to period, as it may not be possible to obtain those acceptances or collect the cash within the time period originally expected.
     In situations where we sell multiple software products or sell a combination of integrated products and services that we cannot separate into multiple elements, we may defer recognition until all elements are shipped and until services essential to the functionality of the product are fulfilled. Specifically, we follow the residual method of accounting as prescribed by the current authoritative guidance for software revenue recognition in instances where the order is for a software only solution. Accordingly, no revenue related to a sales arrangement accounted for under the residual method may be recognized if VSOE does not exist for undelivered elements until all products in the sales arrangement are delivered, regardless of whether the undelivered product represents an insignificant portion of the arrangement fee. Accordingly, the residual method of accounting increases the volatility of our quarterly and annual revenues and profits.
     In addition, our product revenues in any quarter depend in part on orders booked and shipped in that quarter. A significant portion of our product shipments in each quarter occurs near the end of the quarter. Since individual orders can represent a meaningful percentage of our revenues and net income in any quarter, the deferral or cancellation of orders or failure to obtain orders timely can result in a revenue and net income shortfall that causes us to fail to meet securities analysts’ expectations, our business plan, or financial guidance provided by us to investors for that period. The delay in recognizing revenue from the time an order is booked could also result in an increase in revenue during a period when orders are declining on a current and prospective basis. Further, because a significant portion of our revenues is recognized upon customer acceptance of products following testing in their networks, delays or complications in such testing can affect the timing and amount of revenue recognition. We base our current and future expense levels on our internal operating plans and revenue forecasts, and our operating costs in the short term are fixed to a large extent. As a result, we may not be able to sufficiently reduce our costs in any quarter to adequately compensate for an unexpected shortfall in revenues, and even a small shortfall could disproportionately and adversely affect our operating results for that quarter. In addition, a number of other factors, many of which are outside our control, can cause fluctuations in our quarterly and annual operating results, including those described in the other risk factors herein, including, among others:
•	price and product competition in the telecommunications industry which can change rapidly due to factors which include technological innovation;

•	the introduction and market acceptance of our and our competitors’ new products, services and technologies;

•	the timing of the purchase and deployment by our customers of new technologies and services, in particular LTE, Diameter, SIP, policy managers, HSS databases, and SIGTRAN;

•	the ability of telecommunications service providers to utilize excess capacity of signaling infrastructure and related products in their networks instead of purchasing our products;

•	the progress and timing of the convergence of voice and data networks and other convergence-related risks described below;

•	the size, timing, terms and conditions of customer orders and shipments;

•	the duration and results of customers’ acceptance testing of our products;

•	sudden or unanticipated shortages of components provided by our vendors, particularly those components required to fulfill orders from our customers;

•	a decline in the quality of the components produced by our vendors for resale to our customers;

•	the lengthy sales cycle of our products, especially with respect to our international customers, and the resulting reduced visibility into our customers’ spending plans for those products and associated revenue;

•	our ability to achieve targeted cost and expense reductions;

•	our dependence on wireless telecommunications service providers for a significant percentage of our revenues;

•	unanticipated delays or problems in developing or releasing new products or services;

•	variations in sales channels, product costs, or mix of products sold;

•	the geographic mix of our revenues and, in particular, the growth in emerging market business, and the associated impact on our gross margins;

•	the mix of our product sales across product lines (i.e., between our higher margin, software-based products and lower margin, hardware-intensive products), which can have a significant impact on our gross margins;

•	the expense and other potential negative impact of current and future litigation and other disputes;

•	actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets, including the amounts of related valuation allowances, liabilities, and other items reflected in our accompanying Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report;

•	changes in accounting rules, such as newly adopted rules related to fair value and software revenue recognition;

•	our judgments regarding the recognition and deferral of revenues in accordance with United States generally accepted accounting principles (“GAAP”), including, but not limited to: (i) the development and use of management’s best estimate of selling price to allocate consideration under recently adopted guidance and (ii) the continued compliance with software only revenue recognition rules that continue to apply to a substantial portion of our revenue and backlog;

•	our ability to fund and sustain our research and development activities and their impact on the development of new products and services;

•	sizable employee and non-employee workforces located outside the United States, including in Belgium, Brazil, Canada, China, Czech Republic, France, Germany, India, Mexico, the Netherlands, Singapore, and the United Kingdom, that are subject to differing labor laws, foreign currencies and political risks than found in the United States;

•	costs associated with the expansion of our sales, marketing and support operations, both domestically and internationally;

•	changes in our pricing policies and those of our competitors;

•	our ability to successfully comply with increased and complex regulations affecting our business;

•	further restructuring costs;

•	failure of certain customers to successfully and timely reorganize their operations;

•	foreign currency exchange rate fluctuations; and

•	interest rate fluctuations.
     The factors described above are difficult to forecast and mitigate. As a consequence, operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our results of operations and could adversely affect our stock price.
     Our operating results may be adversely affected by the uncertain international geopolitical environment and its adverse effect on global economic conditions.
     Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities, military actions, and/or political unrest around the world, and the nationalization of privately owned telecommunications companies, as well as changes in energy, natural resources and precious metal costs, may continue to adversely affect global economic conditions. If the geopolitical environment internationally continues to deteriorate or experience destabilizing events, such as recently experienced in Egypt, we may experience material adverse impacts on our operating results.
     Governments are increasingly viewing civilian telecommunications networks as national security risks, and if the process by which carriers choose suppliers or the suppliers themselves are subject to further regulation by such governments, our ability to sell our products could be adversely effected.
     Governments, including the Indian and United States governments, are increasingly viewing civilian telecommunications networks as national security risks and creating additional regulations regarding which suppliers can provide equipment for such networks and the selection and screening process for such suppliers and equipment. For example, in 2010 varying regulations imposed by the Indian government affected our eligibility to receive orders from and potential liability to customers, and such regulations are continuing to vary and be implemented. Depending on the country and regulations imposed, we may be subject to a slower sales cycle, increased sales costs, and/or increased potential liabilities. We may also be viewed as a company ineligible to sell equipment into certain countries. Thus, depending on the country and regulations at issue, this trend in viewing civilian networks as a national security risk could materially affect our business and results of operations.
     Uncertainties associated with, and the results of, government regulation of communications services, including Internet-related services, may adversely affect our business and operating results.
     Government regulatory policies are likely to continue to have a major impact on existing as well as new communications services provided by our customers, and, therefore, are expected to affect demand for such services and the communications products, including our products, which support such services.
     There may, for example, be future changes in telecommunications regulations in the U.S. or other countries that could affect demand for our products or slow the expansion of our customers’ network infrastructures and materially adversely affect our business and operating results. Uncertainty regarding future regulatory policies may also affect demand for communications products, including our products. Recent and any strengthened laws or regulations regarding the Internet or data network services, and in particular those related to net neutrality, such as the regulations promulgated by the U.S. Federal Communications Commission, could limit the demand for our policy and other products. Net neutrality laws or regulations may limit the demand for policy-based features that enable our customers to implement practices precluded by such laws or regulations. In addition, currently few other laws or regulations apply to the provision of services over the Internet and to matters such as voice over the Internet. Thus, any additional regulatory initiatives in this area may decrease demand for our products and/or increase the cost of our products, thereby adversely affecting our business and results of operations.
     We expect our gross margins to vary over time and our recent level of gross margins may not be sustainable, which may have a material adverse effect on our future profitability.
     Our recent level of gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:
•	increased price competition and the extension of more favorable credit terms, particularly by Chinese competitors;

•	increased industry consolidation among our customers, which may lead to decreased demand for, and downward pricing pressure on, our products;

•	changes in customer, geographic, or product mix, including the mix of configurations within each product group;

•	our ability to reduce and control production costs;

•	increases in material or labor costs;

•	excess inventory and inventory holding costs;

•	obsolescence charges;

•	changes in shipment volume;

•	reductions in cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	changes in distribution channels;

•	losses on customer contracts;

•	increased warranty costs; and

•	increased customer service costs.
     Each of the above factors may be exacerbated by the decrease in demand for our established products and our transition to our next-generation portfolio. Our failure to sustain our recent level of gross margins due to these or other factors may have a material adverse effect on our results of operations.

     The markets in which we compete are intensely competitive, which could adversely affect our revenue and net income growth.
     For information regarding our competition and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of Part 1 of this Annual Report. Please also see the risk factor below entitled “If our products do not satisfy customer demand for performance, price, or terms, we could lose business to our competitors.”
     Telecommunications industry consolidation may lead to increased competition and fewer customers and may harm our gross margins and operating results.
     There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue or expand operations. We believe that industry consolidation may result in stronger competitors and fewer customers. Consolidation among our customers has caused and may continue to cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and their relative purchasing power increases. Also, consolidation among our customers may increase their leverage in contract negotiations which may require us to agree to terms that are less favorable to our company than the terms of our prior agreements. This could have a material adverse effect on our gross margins and operating results.
     If our products do not satisfy customer demand for performance, price, or terms, we could lose business to our competitors.
     The telecommunications solution industry in which we operate is highly competitive, and we expect that the level of competition on pricing and product offerings will continue to be intense. Additionally, certain emerging markets are particularly sensitive to pricing as a key differentiator. Where price is a primary decision driver, we may not be able to affectively compete or we may chose not to compete due to unacceptable margins. If we are not able or choose not to compete successfully against our current and future competitors, our current and potential customers may choose to purchase similar products offered by our competitors, which would negatively affect our revenues and/or profitability. We face formidable competition from a number of companies offering a variety of telecommunications solutions and products. The markets for our products are subject to rapid technological changes, evolving industry standards and regulatory developments, and our operating results depend to a significant extent on our ability to adapt to these changes. Our competitors include many large companies as well as many smaller established and emerging technology companies. We compete principally on the basis of:
•	product performance and functionality;

•	product quality and reliability;

•	customer service and support; and

•	price.
     Many of our competitors have substantially broader product portfolios and financial and technological resources, product development, marketing, distribution and support capabilities, name recognition and established relationships with telecommunications service providers than we have, and other resources that we do not have. Some of our primary competitors incur lower labor costs in countries such as China and, as a result, may be able to offer significantly lower pricing, forcing us to lower our prices or lose business, which at a minimum can adversely affect our gross margins. Further, one of our competitors is supported directly or indirectly by the Chinese government, allowing the competitor to, among other things, potentially fund operations in an expansive manner, offer financing and credit terms over numerous years, and take significantly more credit risk than we do. Further, some of our competitors may price their products at unsustainably low levels in an effort to acquire market share or delay or avoid business failures. In addition, new competitors may enter our markets as a result of shifts in technology, and these competitors may include entrants from the telecommunications, computer software, computer services, data networking and semiconductor industries. The industries in which we operate are also undergoing consolidation which may result in stronger competitors and a change in our relative market position.

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
     If we fail to develop, enhance or introduce new products in a timely fashion, our business will suffer.
     If we fail to develop or introduce on a timely basis new products or product enhancements or features that achieve market acceptance, our business will suffer. Rapidly changing technology, frequent new product introductions and enhancements, short product life cycles, changes in customer requirements and evolving industry standards characterize the markets for our products. Our success will depend to a significant extent upon our ability to accurately anticipate the evolution of new products, technologies and market trends and to enhance our existing products. It will also depend on our ability to timely develop and introduce innovative new products and enhancements that gain market acceptance. Finally, sales of our products depend in part on the continuing development and deployment of emerging technology and network architecture standards (including LTE and IMS) and our ability to offer new products and services that comply with these standards or respond to these new architectures. We may not be successful in forecasting future customer requirements or in selecting, developing, manufacturing and marketing new products or enhancing our existing products on a timely or cost-effective basis. Moreover, we may encounter technical problems in connection with our product development that could result in the delayed introduction of or inability to introduce new products or product enhancements and the cancellation of customer orders or delays in fulfilling customer orders. Such cancellations or delays could result in the imposition of penalties or other liabilities on us, a decrease in sales and/or a loss of customers. We may also focus on technologies that do not function as expected or are not widely adopted. In addition, products or technologies developed by others may render our products noncompetitive or obsolete and result in a significant reduction in orders from our customers and the loss of existing and prospective customers.
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
     We have in the past and may in the future grow through the acquisition of companies, product lines or technologies. During the last five years, we have engaged in a number of acquisitions, including our acquisitions of Camiant and Blueslice in 2010. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not materially and adversely affect our business, operating results or financial condition. We may not realize the expected benefits of an acquisition.
     Our acquisitions may also lead to potential write-downs, restructuring, or other one-time charges due to unforeseen business developments and other factors, and these charges may adversely affect our operating results, and financial condition and the market value of our common stock.
     If we make any further acquisitions, we may issue stock that would dilute our existing shareholders’ percentage ownership or our earnings per share, incur substantial debt or assume contingent or unknown liabilities. Some of our employees have only limited experience in acquiring and integrating other businesses and technologies. Acquisitions involve numerous risks, including the following:
•	the industry may develop in a different direction than we anticipated, and the technologies we acquire may not prove to be those we need or the business model of acquired companies may become obsolete;

•	the future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;

•	problems or delays in integrating or assimilating the acquired operations, technologies or products;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	unanticipated costs associated with the acquisition;

•	disruption of our ongoing business and distraction of our management and employees due to integration issues;

•	inability to retain key employees, customers, distributors, vendors and other business partners of the acquired or our business

•	inability to manage and coordinate operations across geographically diverse locations;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	acquisition-related costs or amortization costs for acquired intangible assets that could adversely impact our operating results;

•	our relationships, or those of the acquired businesses, with existing customers, partners or third party providers of technology or products could be impaired;

•	the due diligence processes may fail to identify significant issues with product quality, architecture and development, or legal and financial contingencies, among other things;

•	we may incur significant impairment, exit, and/or restructuring charges if the products acquired in business combinations do not meet our sales expectations or are unsuccessful; and

•	risks associated with entering new markets in which we have no or limited prior experience and where competitors in such markets have stronger market positions.
     Ultimately, if we do not successfully complete the integration of acquired businesses in a timely manner, or at all, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition and results of operations. We cannot assure you that we will be successful in overcoming problems in connection with our past or future acquisitions, and our inability to do so could significantly harm our assets acquired in such acquisitions, revenues and results of operations. We may not be successful in identifying or consummating acquisitions essential to the growth of our product lines, which could materially and adversely affect our business, financial condition and results of operations. In addition, if we attempt to divest some of our business, we may not successfully complete this activity or we may not realize the benefits of any divesting activities which could adversely affect our business, financial condition and results of operations.
     If we do not successfully manage the size of our operations, our profitability may be negatively impacted, and we may incur future restructuring charges which may adversely impact our operations and financial condition.
     If we fail to manage the size of our operations effectively, our business, financial condition and operating results could be materially and adversely affected. Restructurings have particular risks, many of which are discussed above under other risk factors. In addition, as our operations continue to grow, we may need to implement new systems or upgrade current systems. The failure to successfully implement such new or improved systems could materially and adversely affect our business, financial condition and operating results.
     The majority of our operating expenses are personnel-related costs such as employee compensation and benefits, along with the cost of the infrastructure (facility space and equipment) to support our operations and employee base. The failure to adjust our employee base to the appropriate level to support our orders and/or revenues could materially and adversely affect our business, operating results and financial condition. In addition, expanding the sale and distribution of our products may place new and increased demands on our direct sales force, professional services staff, and technical and sales support staff. Although we currently believe that we invest sufficient resources in our direct sales force, professional services staff, and our technical and sales support staff, there are only a limited number of qualified personnel in these areas. Our ability to achieve expanded distribution and revenue growth in the future will depend, in part, on our success in recruiting and training sufficient direct sales, professional services, and technical and sales support personnel, or successfully partnering with other distributors. If we are not able to expand or reduce our direct sales force, professional services staff, and technical and sales support staff as may be necessary to support our operations, our business and operations could be harmed.

     A limited number of our customers account for a significant portion of our revenues, and the loss of one or more of these customers and our failure to attract additional customers could adversely affect our operating results.
     In 2010, sales to AT&T represented 18% of our revenues. In 2009, sales to AT&T represented 14% of our revenues, and sales to Verizon represented 10% of our revenues. Additionally, combined sales to the Orange Group and an affiliate represented 10% of our revenues in each of 2009 and 2008. Reductions or delays of orders from one or more of our significant customers or the loss of one or more of our significant customers in any period could have a material adverse effect on our operating results. In addition, the telecommunications industry has recently experienced a consolidation of both U.S. and non-U.S. companies. This consolidation leads to fewer customers and means that the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants. In order to increase our revenues, we will need to attract additional significant customers on an ongoing basis. Our failure to attract a sufficient number of such customers during a particular period, or our inability to replace a significant customer lost in a consolidation or merger, could adversely affect our revenues, profitability and cash flow.
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
     Internationally, we sell our products through our direct sales force, sales agents and distribution relationships. We also sell direct through our wholly-owned subsidiaries in Argentina, Belgium, Brazil, Canada, the Czech Republic, Colombia, France, Germany, India, Italy, Malaysia, Mexico, the Netherlands, Singapore, South Africa, Taiwan and the United Kingdom, and our sales offices in China, United Arab Emirates and the Russian Federation. Total international revenues for 2010, 2009, and 2008 were $262.7 million, $285.8 million, and $296.8 million, respectively, representing 62%, 61%, and 64%, respectively, of our total revenues. We expect that international sales will account for more than 50% of our revenues in the future.
     International sales are subject to inherent risks, including:
•	unexpected changes in, or our lack of knowledge of, local legal or regulatory requirements, tariffs and duties;

•	changes in a country’s political or economic conditions including military conflicts or political or social unrest;

•	difficulties in staffing and managing foreign operations and distributors;

•	longer accounts receivable cycles and difficulty in accounts receivable collection;

•	differing technology standards and customer requirements;

•	greater trade regulations, nationalization of business and economic instability;

•	potentially adverse tax consequences;

•	import regulations and price controls imposed by local governments;

•	restrictions on foreign currencies and trade barriers imposed by foreign countries;

•	possible terrorist attacks;

•	exchange rate fluctuations and exchange controls; and

•	limited enforceability of our intellectual property rights in foreign jurisdictions.
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
     We intend to continue pursuing international and emerging market growth opportunities. We define emerging markets to be low and middle income countries as classified by the World Bank. In 2010, emerging markets accounted for 42% of our revenues and 37% of our orders. An inability to maintain or to continue to expand our business in international and emerging markets, including Europe, Asia Pacific, Africa, Central America and South America, could have a material adverse effect on our business, results of operations and financial condition. In particular, we currently have limited operations in Asia Pacific and we may have difficulty establishing relationships, building name recognition and penetrating these markets, which could adversely affect our performance in these markets and our operating results.
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
     In addition, we may be subject to claims arising from our failure to properly service or maintain our products or to adequately remedy defects in our products once such defects have been detected. Although our agreements with our customers typically contain provisions designed to limit our exposure to certain potential warranty and product liability claims, it is possible that these limitations may not be effective under the laws of some jurisdictions, particularly since we have significant international sales. In other cases, our agreements do not contain provisions that limit our potential exposure, such as for breaches of confidentiality or intellectual property infringement indemnities. Although we maintain product liability insurance, it may not cover or be sufficient to cover all claims to which we may be subject. The assertion against us of one or more claims, whether or not insured, could harm our business reputation and our profitability.
     Our business is subject to changing regulation of corporate governance, public disclosure, and anti-bribery measures that have resulted in increased costs and may continue to result in additional costs in the future and/or potential liabilities.
     We are subject to rules and regulations of federal and state regulatory authorities, The NASDAQ Stock Market LLC and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded, and foreign and domestic legislative bodies. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC NASDAQ, and the government of the United Kingdom, have issued requirements, laws and regulations and continue to develop additional requirements, laws and regulations, such as those in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 (“SOX”), and recent laws and regulations regarding bribery and unfair competition. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.
     Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. Finally, if we are unable to ensure compliance with such requirements, laws, or regulations, we may be subject to costly prosecution and liability, and resulting reputational harm, from such noncompliance.
     Our compliance with telecommunications regulations and standards, as well as our efforts to ensure the interoperability of our products with our customers’ networks, may be time consuming, difficult, costly and affect our proprietary rights, and if we fail to comply, our product sales would decrease.
     In order to maintain market acceptance, our products must continue to meet a significant number of regulations and standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission (the “FCC”) and Underwriters Laboratories, as well as standards previously established by Telcordia (formerly Bell Telecommunications Research) and those developed by the Internet Engineering Task Force (“IETF”), the 3rd Generation Partnership Project (“3GPP”) and other standard-setting committees. Internationally, our products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union (“ITU”). As these standards evolve and if new standards are implemented, we will be required to modify our products or develop and support new versions of our products, and this may negatively affect the sales of our products and increase our costs. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry standards could prevent or delay introduction of our products, which could harm our business. Our involvement with standard-setting organizations could also result in the unenforceability of our proprietary rights.
     We operate in a complex environmental regulatory environment.
     Our operations are subject to a wide range of environmental laws in various jurisdictions around the world. We seek to operate our business in compliance with such laws. We have been and will continue to be subject to various product content laws and product takeback and recycling requirements that will require full compliance in the coming years. We expect that these laws will require us to incur additional compliance costs. Although costs relating to environmental matters have not resulted in a material adverse effect on our business and results of operations in the past, there can be no assurance that we will not incur increased environmental costs in the future, which may have a material adverse effect on our business, results of operations, and liquidity.

     Failure to recruit and retain key personnel could harm our ability to meet key objectives and adversely affect our business.
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
     We are a party to disputes and lawsuits from time to time in the normal course of our business, including disputes and lawsuits involving allegations of product liability, product defects, quality problems, breach of contract, and intellectual property infringement. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular dispute or lawsuit could have a material adverse effect on our business, reputation, operating results, and/or financial condition. We maintain liability insurance for certain legal risks and also accrue for litigation risks when we believe it is probable that an obligation has been incurred and the amount can be reasonably estimated. We may, however, incur losses relating to litigation beyond the limits, or outside the coverage, of our insurance, particularly in connection with intellectual property litigation, and our provisions for litigation related losses may not be sufficient to cover our ultimate losses or expenditures. We may also incorrectly assess the probability of potential losses. Losses in litigation may therefore have a material adverse effect on our operating results and financial condition. With respect to certain disputes or litigation, even if we maintain a strong legal position under applicable law, we may choose to settle such disputes or litigation and pay significant amounts in order to avoid damage to our reputation or future business harm.
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
     In 2008 we negotiated a favorable “excess profits” ruling with the Belgian Ruling Commission that effectively provides a reduced tax rate for our Belgian subsidiary for a period of five years beginning June 1, 2008. This ruling can be extended for an additional five year period through further negotiations. We have increasingly benefited from lower global effective tax rates as a result of this negotiated ruling, however, given the recent economic downturn, it may be challenging to obtain an extension of the exact terms of the original favorable ruling for an additional five year period and in the event we are not able to secure these same terms, our effective tax rate would be negatively impacted. We are aware that other taxpayers have been unsuccessful in securing the same terms upon re-negotiation after the initial period. Additionally, there has been an increased focus by other Belgian government agencies on the original rulings issued and extension requests are being scrutinized. Should our request for extension of the original ruling be rejected altogether, beginning June 1, 2013 our effective tax rate in Belgium would increase from approximately 10% to the statutory rate of 34%.
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

     We are subject to the periodic examination of our income tax returns by the Internal Revenue Service (“IRS”) and other foreign and state tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our operating results. Specifically, we may receive assessments related to the audits and/or reviews of our U.S., foreign or state income tax returns that exceed amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessments, our results of operations could be adversely affected. Further, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses and net income in the period or periods for which that determination is made.
     Failure or circumvention of our controls and procedures could seriously harm our business and results of operations.
     Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the controls and procedures are met. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our business and results of operations.
     Problems such as computer viruses or terrorism may disrupt our operations and harm our business, operating results and financial condition.
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
     There can be no assurances that our measures to protect our proprietary technology and other intellectual property rights are adequate, and if we fail to protect those rights, our business, operating results and financial condition would be harmed.
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
     If we fail to accurately predict our manufacturing requirements or forecast customer demand, we may incur additional costs of manufacturing and our gross margins and financial results could be adversely affected. If we overestimate our requirements, our contract manufacturers may experience an oversupply of components and assess us charges for excess or obsolete components that could adversely affect our gross margins. If we underestimate our requirements, our contract manufacturers may have inadequate inventory or components, which could interrupt manufacturing and result in higher manufacturing costs, shipment delays, damaged customer relationships and/or our payment of penalties to our customers. Our contract manufacturers may also have other customers and may not have sufficient capacity to meet all of their customers’ needs, including ours, during periods of excess demand.
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
     The trading price of our common stock has fluctuated substantially in recent years. The trading price may be subject to significant fluctuations in response to, among other events and factors: (i) the current global economic crisis; (ii) variations in quarterly operating results; (iii) the gain or loss of significant orders; (iv) changes in earnings and ratings estimates by analysts; (v) changes in our revenue and/or earnings guidance as announced in our earnings calls or press releases; (vi) announcements of technological innovations or new products by us or our competitors; (vii) changes in domestic and international economic, political and business conditions; (viii) consolidation and general conditions in the telecommunications industry; (ix) changes in our executive management team and (x) as a result of any of the above risks materializing. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market prices for many companies in our industry and in industries similar or related to ours and that have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.
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
     In addition, we currently occupy a number of domestic and international sales and support offices pursuant to leases that expire between February 2011 and July 2018. Specifically, our international subsidiaries, sales and customer service locations are in Amsterdam, the Netherlands; Beijing and Nanjing, China; Berlin, Munich and Griesheim, Germany; Bogota, Colombia; Brussels, Belgium; Buenos Aires, Argentina; Dubai, UAE; Egham, the United Kingdom; Kuala Lumpur, Malaysia; Madrid, Spain; Mexico City, Mexico; Montreal, Canada; Mulhouse and Paris, France; New Delhi, India; Prague, Czech Republic; Rome, Italy; Sao Paulo and Rio de Janeiro, Brazil; Singapore; St. Petersburg and Moscow, the Russian Federation and Tokyo, Japan. We also have regional sales offices and/or research and development facilities domestically in Marlborough, Massachusetts; Englewood, Colorado; Overland Park, Kansas; Dallas, Texas; and La Jolla, California.
     We believe that our existing facilities will be adequate to meet our needs at least through 2011, and that we will be able to obtain additional space when, where and as needed on acceptable terms. See Note 12 to the Consolidated Financial Statements included in Item 15(a) of Part IV of this Annual Report for more information regarding our lease obligations.
Item 3. Legal Proceedings.
     From time to time, various claims and litigation are asserted or commenced against us arising from or related to contractual matters, intellectual property matters, alleged violations or securities laws or breach of fiduciary duties, product warranties and personnel and employment disputes. As to such claims and litigation, we can give no assurance that we will prevail. However, we currently do not believe that the ultimate outcome of any pending matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
     On January 6, 2011, a purported class action complaint was filed against us and certain of our current and former officers in the U.S. District Court for the Eastern District of North Carolina alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case purports to be brought on behalf of a class of purchasers of our stock during the period February 11, 2010 to August 5, 2010. The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding our business and prospects in emerging markets. The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and expenses. Although the Company denies the allegations in the complaint and intends to vigorously pursue its defense, we are unable to predict the outcome of this case. An adverse court determination in the purported class action lawsuit against us could result in significant liability and could have a material adverse effect on our business, results of operations and financial condition.
     On February 7, 2011, a shareholder derivative complaint was filed in the California Superior Court of Santa Clara County against certain current and former officers and directors. The suit alleges that named parties breached their fiduciary duties to the Company by, among other things, making statements between February, 2010 and August, 2010 which plaintiffs claim were false and misleading and by allegedly failing to implement adequate internal controls and means of supervision at the Company. The suit seeks an unspecified amount of damages from the named parties and modifications to the Company’s corporate governance policies. The allegations in the complaint are similar to the purported class action complaint discussed above. The individual defendants intend to vigorously defend the suit and the Company, on whose behalf these claims purport to be brought, intends to move to dismiss the shareholder derivative complaint on the grounds that the derivative plaintiff did not file the claims in accordance with applicable laws governing the filing of derivative suits.
Item 4. (Removed and Reserved)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
     Our common stock is traded on the NASDAQ Global Select Market under the symbol TKLC. The following table sets forth the range of high and low sales prices for our common stock for the periods indicated. As of February 11, 2011, there were 151 shareholders of record of our common stock. This number does not include shareholders for whom shares are held in “nominee” or “street” name.

	High	Low
2009
First Quarter	$14.43	$11.25
Second Quarter	17.46	12.74
Third Quarter	19.68	15.02
Fourth Quarter	17.87	13.86

2010
First Quarter	$18.83	$14.28
Second Quarter	19.89	13.02
Third Quarter	14.55	10.75
Fourth Quarter	13.98	11.21
     We have never paid a cash dividend on our common stock. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.
Equity Compensation Plan Information
     The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the section of our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders to be held on May 13, 2011, entitled “Equity Compensation Plan Information,” to be filed with the SEC.

Stock Performance Graphs and Cumulative Total Return
     The following graph compares the cumulative total return on our common stock with the cumulative total return of the Total Return Index for The NASDAQ Stock Market (U.S. Companies) and the NASDAQ Telecommunications Index for the five-year period commencing January 1, 2006. The stock price performance shown on the graph below is not necessarily indicative of future price performance.
Comparison of Five-Year Cumulative Total Return among
Tekelec, Total Return* Index for the Nasdaq Stock Market (U.S. Companies),
and Nasdaq Telecommunications Index

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Tekelec	$100.00	$106.69	$89.93	$95.97	$109.93	$85.68
NASDAQ Telecommunications Index	100.00	110.25	121.88	73.10	106.22	125.36
The NASDAQ Stock Market (U.S.) Index	100.00	128.45	140.87	80.71	120.53	126.69

*	Assumes (i) $100 invested on December 31, 2005 in Tekelec common stock, the Total Return Index for The NASDAQ Stock Market (U.S. Companies), and the NASDAQ Telecommunications Index, and (ii) immediate reinvestment of all dividends.
Item 6. Selected Financial Data.
     The statement of operations data and the statement of cash flows data included in the selected consolidated financial data set forth below for the years ended December 31, 2010, 2009, and 2008, and the balance sheet data set forth below at December 31, 2010 and 2009 are derived from, and are qualified in their entirety by reference to, our audited Consolidated Financial Statements and notes thereto included in Item 15(a) of Part IV of this Annual Report. The statement of operations data and the statement of cash flows data included in the selected consolidated financial data set forth below for the years ended December 31, 2007 and 2006, and the balance sheet data as of December 31, 2008 and 2007 is derived from, and is qualified in its entirety by reference to, our audited Consolidated Financial Statements and notes thereto included in Item 15(a) of Part IV of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on February 26, 2009. The balance sheet data as of December 31, 2006 is derived from, and is qualified in its entirety by reference to, our audited Consolidated Financial

Statements and notes thereto included in Item 15(a) of Part IV of our 2007 Annual Report on Form 10-K filed with the Commission on February 27, 2008. The following selected financial data should be read in conjunction with our accompanying Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.
     The statement of operations data and the statement of cash flows data set forth below is adjusted to reflect the sales of our Switching Solutions Group business (“SSG”) and our former subsidiary, IEX corporation, in April 2007 and July 2006, respectively, which are accounted for as discontinued operations. Accordingly, the historical statements of operations data for periods prior to these sales have been revised to reflect SSG and IEX as discontinued operations.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Thousands, except per share data)
Statement of Operations Data:
Revenues	$423,963	$469,261	$460,564	$431,800	$443,346
Income from continuing operations	15,009	47,402	48,570	26,891	34,866
Income (loss) from discontinued operations, net of income taxes	—	—	6,469	(25,778)	(126,268)
Gain (loss) on sale of discontinued operations, net of income taxes	—	—	—	(36,449)	177,458
Net income (loss)	15,009	47,402	55,039	(35,336)	86,056

Earnings per share from continuing operations:
Basic	$0.22	$0.71	$0.73	$0.39	$0.52
Diluted	0.22	0.70	0.71	0.38	0.50

Earnings (loss) per share from discontinued operations:
Basic	$—	$—	$0.10	$(0.37)	$(1.88)
Diluted	—	—	0.09	(0.34)	(1.69)

Earnings per share from gain (loss) on sale of
discontinued operations:
Basic	$—	$—	$—	$(0.52)	$2.64
Diluted	—	—	—	(0.47)	2.37

Earnings (loss) per share:
Basic	$0.22	$0.71	$0.83	$(0.51)	$1.28
Diluted	0.22	0.70	0.80	(0.43)	1.18

Statement of Cash Flows Data:
Net cash provided by operating activities-continuing operations:	$22,609	$52,805	$105,955	$52,495	$45,404

	Year Ended December 31,
	2010	2009(1)	2008	2007	2006
			(Thousands)
Balance Sheet Data (at December 31):
Cash, cash equivalents and short-term investments	$220,938	$370,116	$209,441	$419,472	$424,374
Working capital	286,910	441,277	210,371	302,268	482,384
Total assets	832,387	834,008	831,960	881,890	969,257
Total deferred revenues	152,103	154,655	209,429	175,191	195,830
Long-term liabilities	19,664	15,930	20,808	16,781	132,317
Shareholders’ equity	606,585	574,547	504,846	461,187	494,241

(1)	Short-term investments for 2009 include $92.9 million of trading securities and the UBS Put right, at fair value. These investments were classified as long-term at December 31, 2008.

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
Overview of our Business and Products
     We are a leading global provider of communication core network solutions. Our solutions help enable billions of people and devices to talk, text, and access the Web. These solutions are designed to provide our customers’ telecommunications networks with an effective and robust intelligence layer with which to offer their subscribers improved customer experience through optimization, personalization, mobility and security. Our customers predominantly include mobile (or “wireless”), fixed (or “wireline”), and cable service providers (collectively, “service providers.”) We have more than 300 customers in over 100 countries, including nine out of ten of the world’s largest mobile carriers.
     Our products assist our customers in meeting the demands of their subscribers and the challenges of deploying a multimedia network in competitive communications environments. Our portfolio provides a layer of network intelligence designed to enable service providers to rely on real-time network metrics for improved levels of network decision making. In turn, service providers can dynamically manage their networks, prioritize traffic, and prevent network disruptions. This portfolio of products includes one of the most widely deployed standalone signaling application platforms in the telecommunications industry that provides full signal transfer point (“STP”) capabilities and number portability solutions. In addition to these established solutions, our next-generation portfolio, which is enabled by our EAGLE XG middleware platform, includes applications that provide session and policy management, performance management, and subscriber data management for today’s evolving networks.
     Our solutions are designed to address the fundamental challenge facing service providers: network capacity requirements growing more rapidly than service provider revenues. Our solutions are engineered to cost effectively scale relative to service provider capacity requirements and the corresponding increase in application transactions. Our solutions are comprised of elements from our portfolio of proprietary software which are increasingly being integrated with commercial hardware, operating systems and database technologies. Complementing our intelligence layer solutions with advances in technology, such as multi-core processors, virtualization software and browser-based cloud computing, enables our software and systems to deliver intelligence at layers four to seven of our customers’ IP networks. We believe that our core network solutions are cost-effective for our customers and enable them to provide value to their subscribers.
     We derive our revenues from the sale or licensing of these core network solutions and the related professional services (for example, installation and training services) and customer support, including customer post-warranty services. Payment terms in contracts with our customers are negotiated with each customer and are based on a variety of factors, including the customer’s credit standing and our history with the customer.
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
Operating Environment and Key Factors Impacting our 2010 Results
     Although economic conditions are generally improving around the world, we believe telecommunication service providers have been and will continue to be cautious in their spending for the foreseeable future. This is particularly the case in certain emerging markets, as these markets continue to be disproportionately affected by current economic conditions.
     Orders for the full year were $388.3 million, representing a year over year decline of 10%, principally within our Eagle 5 and performance management solutions. Orders were lower both on a year-over-year basis and compared to our initial expectations at the beginning of the year.
     With respect to the decline in orders compared to 2009, orders for Eagle 5 and other established products including related services and warranty declined by 17% during 2010. This decline is across most of our regions, with the vast majority in emerging markets, particularly in India where orders are down approximately $35.0 million from 2009. In addition, we also experienced a decline in year-over-year orders in Brazil, primarily due to the acceleration of approximately $25.0 million of 2009 orders from 2010 into 2009. We do not expect another similar event to benefit future orders.
     Numerous factors have played a part in the significant decline of our Eagle 5 orders from India. These factors included the security regulations implemented by the Indian government, as well as the delayed rollout of 3G and, after considering the large initial orders for number portability in 2009, the impact of the delayed rollout of number portability in 2010. Additionally, we have experienced significant pricing pressure in this market. Order flow is not currently being significantly impeded, but security regulations continue to evolve in India. In addition, limited 3G deployments are underway and the rollout of number portability in certain Indian markets is complete. Historically, when either 3G or number portability solutions are deployed, our customers experience an increase in signaling traffic within their networks. The increase in signaling traffic varies with the number of subscribers that port their number to another carrier, along with the level and timing of 3G penetration within the network. Based on our current view of signaling demand in this market, including the level of porting activity and the level and timing of 3G implementation, we expect only a modest increase in our India signaling orders in 2011.
     Globally, orders across all of our product lines were also negatively impacted throughout 2010 by cautious spending in emerging markets due to continued credit related issues, particularly within the Middle East and Africa. Also, we continue to experience a shift in the timing of customer orders, such that a substantial majority of orders are obtained in the last weeks of the quarter. We anticipate that this trend will continue and, accordingly, we may continue to experience volatility in our quarterly orders, revenues and earnings going forward.

     With respect to the decrease in orders relative to our initial expectations at the beginning of the year, the majority of lower order input was also within our Eagle 5 and performance management solutions. This lower than expected order input for our Eagle 5 products was primarily within Europe, due to lower signaling demand that resulted from, among other factors, lower than expected text messaging growth forecasts. To a lesser extent, we also experienced lower than expected order input throughout the year in emerging markets due to continued credit issues and the disruption in orders in India for the reasons discussed above.
     Performance management orders were down 27% from 2009 levels, and were lower than we expected for the year. The performance management order drop occurred across all geographies and was principally in the fourth quarter of 2010. We believe the market is transitioning from monitoring traditional voice traffic to a focus on analyzing mobile data traffic. The majority of our development and sales efforts are focused on addressing this trend. Our sales pipeline is reflecting these efforts, with the majority of our opportunities addressing the challenges of mobile data growth. Given this technology transition, we believe our performance management orders were negatively impacted during the year, in part, due to a longer sales cycle and a more competitive market.
     In order to better understand the trends within our Eagle 5 business, we believe it is important to understand the varying dynamics across geographical regions, particularly between developed and emerging markets. Within developed markets, as discussed above, we believe we are experiencing double digit declines in Eagle 5 related orders due to our customers shifting their attention from investments in their 2G and 3G networks to investments in their next generation networks, such as LTE, along with reduced demand from the slowing growth of voice and text messaging traffic. While the shift in our customers’ focus has accelerated the decline in orders for our Eagle 5 and other established products, it has resulted in a significant increase in demand for our next generation products as evidenced by the growth in orders and our pipeline associated with these products. In contrast, with respect to certain emerging markets, such as the Middle East and Africa, we have continued to experience cautiousness in spending resulting from the current economic conditions discussed above. We believe that these trends within developed and emerging markets may continue, such that customers may continue to limit their Eagle 5 investments to only meet their current needs, resulting in a continued double digit decline in orders for these solutions.
     While we were disappointed with the overall order performance in 2010, we continue to see progress with the majority of our next-generation product portfolio. As of December 31, 2010, year-to-date orders for these products including related services and warranty increased 20%, from $88.2 million in 2009 to $106.0 million in 2010, on the strength of approximately $40.0 million of orders from our policy and subscriber data management solutions which were obtained through our acquisitions of Camiant and Blueslice in 2010.
     As a result of the success we are having with our next-generation solutions, coupled with the continued double digit decline in Eagle 5 related orders, we are increasingly dependent on sales of our next-generation products. The markets for these products are not mature, the technology and industry standards associated with these products are still evolving, and our market share is substantially lower than that associated with our Eagle 5 products. In addition, the next-generation products are composed primarily of proprietary software and off-the-shelf hardware. Accordingly, in addition to transitioning from Eagle 5 based solutions to next-generation solutions, we are also transitioning from a proprietary solution composed of proprietary hardware and software to a more software-centric model. Please refer to “Risk Factors” section in Item 1A of this Form 10-K for more discussion on the risks associated with each of these transitions.
     Beginning in the middle of February, 2011, our book value exceeded our market capitalization, which is calculated by multiplying our stock price as reported on the NASDAQ stock market by the number of outstanding shares. We will evaluate the events and circumstances related to this decline in market capitalization in the first quarter of 2011 to determine whether a triggering event to perform an interim goodwill impairment test has occurred. If we conclude that a triggering event has occurred, we will perform an interim goodwill impairment analysis to assess if the goodwill has been impaired. An interim impairment analysis may result in our recording a write-down of goodwill to its estimated implied fair value and recognizing a corresponding goodwill impairment loss, which may be material to our financial position and results of operations.

Summary of Operating Results and Certain Key Financial Metrics
     The following is a summary of our performance relative to certain key financial metrics for our operations as of and for the year ended December 31, 2010 compared to the year ended December 31, 2009 (in thousands, except diluted earnings per share):

	Years Ended December 31,		Year-Over-Year Change
	2010	2009

Orders	$388,312	$429,840	$(41,528)	(10)%
Backlog	$338,831	$373,639	$(34,808)	(9)%
Revenues	$423,963	$469,261	$(45,298)	(10)%
Operating income	$22,090	$81,448	$(59,358)	(73)%
Diluted earnings per share	$0.22	$0.70	$(0.48)	(69)%
     Orders decreased by 10% to $388.3 million in 2010 from $429.8 million in 2009. The decline in orders was primarily within our Eagle 5 and performance management products for the reasons discussed above under “Operating Environment and Key Factors Impacting our Results.”
     Revenues decreased by 10% in 2010 as compared to 2009, primarily due to the decline in orders discussed previously. Partially offsetting the decreases in revenues from Eagle 5 and performance management solutions were increases in our policy management and subscriber data management products revenues following the acquisitions of Camiant and Blueslice in the second quarter of 2010.
     Operating Income decreased by $59.4 million from $81.4 million in 2009 to $22.1 million in 2010, primarily due to a reduction in gross margins of $57.5 million due to lower revenues as previously discussed coupled with an increase in intangible asset amortization expense of $15.8 million as a result of acquiring Camiant and Blueslice in the second quarter of 2010. Additionally, these acquisitions resulted in an increase of $19.2 million of operating expenses, further reducing operating income. Partially offsetting these items was a decrease in incentive compensation as a result of lower orders and operating performance as compared to our incentive targets for the 2010 period.
     Diluted Earnings per Share declined from $0.70 per share in 2009 to $0.22 in 2010, primarily due to the decreases in operating income during 2010 for the reasons discussed above.
     Backlog decreased by $34.8 million, or 9%, from December 31, 2009 to December 31, 2010, primarily due to lower orders during 2010. Additionally, in 2010, the negative impact of foreign exchange fluctuations, primarily related to the Euro, resulted in a $6.5 million decrease in backlog.
Results of Operations
Revenues
     As discussed further in Note 1 to the accompanying Consolidated Financial Statements, in the first quarter of 2010 we adopted new accounting guidance with respect to revenue recognition for arrangements with multiple deliverables. These new revenue recognition rules only apply to transactions entered into, and pre-existing arrangements materially modified subsequent to adoption. As substantially all of our telecommunications products include both tangible products and software elements that function together to deliver the tangible product’s essential functionality, the existing software revenue recognition guidance will no longer apply to the majority of our arrangements.
     The adoption of the new non-software revenue recognition guidance did not have a material impact on the timing, pattern, or amount of revenue recognized in 2010, primarily due to (i) a substantial portion of 2010 revenue being derived from the backlog of orders which were received prior to January 1, 2010 and therefore did not fall under the new non-software revenue recognition guidance, and (ii) the new non-software revenue recognition guidance not differing significantly from the software revenue recognition guidance when applied to acceptance based arrangements and arrangements that are received and fulfilled within the same quarter. In the year ended December 31, 2010, we recognized $163.9 million of revenue under the new non-software revenue recognition guidance, and we had $39.3 million of deferred revenue subject to this guidance at December 31, 2010. Our December 31, 2010 backlog included an additional $98.7 million of unbilled orders recorded under the new guidance.
     Revenues were $424.0 million in 2010, compared with $469.3 million in 2009 and $460.6 million in 2008, representing a decline of 10% from 2009 to 2010 and an increase of 2% from 2008 to 2009. Revenues decreased by 10% in 2010 due primarily to the decline in orders of our established Eagle 5 products outpacing the increase in orders for our next-generation products. During 2009 our revenues increased by 2% as compared to 2008 primarily due to growth in revenues from our performance management products. This growth reflected the receipt of customer acceptances on previously placed orders following the release of an updated version of this product and the resulting improved performance.
     The timing of revenue recognition may vary significantly from quarter to quarter depending on the shipment arrangements and other terms of our customer orders. Also, because a majority of the costs incurred within our customer service organization are fixed and do not necessarily fluctuate directly with revenues recognized, a decline in revenues is likely to result in a disproportionate decrease in our gross margins. In addition, because a significant portion of our operating expenses, such as research and development expenses, sales and marketing expenses, and general and administrative expenses, is largely fixed and does not fluctuate proportionally with revenues recognized, the amount of operating expenses as a percentage of revenues may vary significantly from period to period.
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
     We believe that our future revenue growth depends in large part upon a number of factors affecting the demand for our products. These factors include, but are not limited to:
•	the impact that the continuing global economic downturn may have on our customers and their capital spending plans;

•	the rate of adoption for our newer products and the rate at which our customers upgrade their existing networks;

•	increased competition from lower cost providers of similar technologies; and

•	the consolidation activity within our customer base.
     For additional discussion of these risks, please see Item 1A “Risk Factors” of this Annual Report.
     We establish our expenditure levels based on our expectations as to future orders and shipments and the timing of when these orders will turn to revenue. Should these orders and shipments and the related timing of revenue recognition fall below our expectations, then such shortfall would cause expenses to be disproportionately high in relation to revenues. Therefore, a drop in near-term demand or the inability to ship an order in its entirety could significantly affect revenues and margins, causing a disproportionate reduction in profits or even resulting in losses for any given quarter or year.

Revenues by Product Line
     In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our product lines. Revenues from each of our product lines for 2010, 2009 and 2008 are as follows (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009

Product revenues:
Eagle, number portability, and other session management products	$245,512	$277,818	$298,560	$(32,306)	(12)%	$(20,742)	(7)%
Performance management products	28,280	43,065	21,855	(14,785)	(34)%	21,210	97%

Total product revenues	273,792	320,883	320,415	(47,091)	(15)%	468	0%
Warranty revenues	85,077	85,293	73,822	(216)	(0)%	11,471	16%
Professional and other services revenues	65,094	63,085	66,327	2,009	3%	(3,242)	(5)%

Total revenues	$423,963	$469,261	$460,564	$(45,298)	(10)%	$8,697	2%

     Product Revenues
     Our Eagle, number portability and other session management product revenues decreased by $32.3 million, or 12%, in 2010 compared to 2009, primarily due to the decrease in our established Eagle 5 related session management revenues. The decline in Eagle 5 revenues was related to the declining orders as discussed above under “Operating Environment and Key Factors Impacting our 2010 Results” and the resulting decline in our backlog. From a product mix perspective, we continue to expect year-over-year growth in orders and revenues from our next-generation session management products, including those for the policy management and subscriber data management products. Also contributing to the year-over-year decline was the decrease in our next-generation performance management product revenues. This decline is due in part to certain customer project acceptances and the decline in performance management orders discussed previously. We expect our next-generation products to represent an increasing percentage of our overall orders and revenues. While we continue to gain traction with our next-generation portfolio, we continue to expect a double digit decline in orders and revenues from our Eagle 5 and other established products as customers are limiting their investments in these technologies for the reasons discussed previously.
     Our 2009 product revenues remained relatively flat as compared to 2008, as growth in our performance management product revenues was offset by declines in our signaling and number portability revenues. The increase in performance management revenues was driven primarily by new software releases issued throughout the year and progress in delivering the features and functionality required by our customers. Offsetting this growth were decreases in our Eagle and other signaling products and number portability revenues. Eagle, number portability and other session management product revenues decreased as a result of declines in orders particularly in Western Europe and Central and South America, along with the completion of several large 2008 deployments in Brazil and Mexico following governmental mandates for number portability in those countries.
     Worldwide, our product revenues have been impacted by a variety of factors in addition to those discussed above, including: (i) industry consolidation resulting in a delay and/or decline in our customer orders; (ii) competitive pricing pressure, particularly with respect to our Eagle 5 product line; (iii) the pricing of our SIGTRAN-based products, which are typically priced at a significantly lower price per equivalent link or unit of throughput than our traditional SS7-based products, resulting in reductions in our orders and revenues; (iv) the ability to sell our next-generation products, such as session management, policy management, subscriber data management and mobile messaging products to our existing customer base, and (v) the amount of signaling traffic generated on our customers’ networks, impacting our volume of orders. We derive the majority of our product revenues from wireless operators, which generate significantly more signaling traffic than wireline networks. As a result, these networks require significantly more signaling infrastructure than wireline networks. Signaling traffic on our wireless customers’ networks may be impacted by several factors, including growth in the number of subscribers, the number of calls made per subscriber, roaming and the use of additional features, such as text messaging.
     Warranty Revenues
     Warranty revenues include revenues from (i) our standard warranty coverage, which is typically provided at no charge for the first year but is allocated a portion of the arrangement fee in accordance with the authoritative guidance for revenue recognition and (ii) our extended warranty offerings. After the first year warranty, our customers typically purchase warranty services for periods of up to a year in advance, which we reflect in deferred revenues. We recognize revenues associated with our warranty services ratably over the term of the warranty arrangement based on the number of days the contract is outstanding during the period.
     On a year-over-year basis, warranty revenues were effectively flat in 2010 as compared to 2009, as increases in our extended warranty revenues resulting from our increased customer base were offset by decreases attributable to pricing pressure on our Eagle 5 related warranty revenues. In 2009, warranty revenues increased 16% as compared to 2008. This increase was primarily attributable to an increase in our installed base of customers globally and the timing of customers acceptances associated with the initial product sale and associated warranty revenue.
     As discussed previously, we have experienced certain pricing pressure related to our warranty revenues as customers try to reduce their operating expenses in the current economic environment. Should we continue to experience pricing pressure with respect to our warranty services, the growth rate of warranty revenues may decline. Please refer to the risk factor entitled “The effects of the continuing global financial crisis and economic downturn may have significant effects on our customers and suppliers that would result in material adverse effects on our business, operating results, financial condition and stock price” included in Item 1A of this Form 10-K for a description of additional risk associated with this pricing pressure.
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
     Professional and Other Services Revenues
     Professional and other services revenues primarily consist of installation services, database migration and training services. Substantially all of our professional service arrangements are billed on a fixed-fee basis. We typically recognize the revenues related to our fixed-fee service arrangements upon completion of the services, as these services are relatively short-term in nature (typically several weeks, or in limited cases, several months). Our professional and other services are typically initiated and provided to the customer within a three to nine month period after the shipment of the product, with the timing depending on, among other factors, the customer’s schedule and site availability.
     Professional and other services revenues for 2010 increased by $2.0 million, or 3%, as compared to 2009. The increase is primarily attributable to the recognition of revenues for a number of initial system projects in India, principally within our Eagle 5 and other established product portfolio. In 2009, our professional and other services revenues decreased by 5% as compared to 2008, as we completed several large international projects during 2008 associated with our Eagle 5 products. Partially offsetting this decrease in 2009 was an increase in revenues associated with our performance management products line revenues, as this product line typically involves a higher level of services compared to our other product offerings.
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
Cost of Sales
     In order to provide a better understanding of our cost structure, we present our costs and expenses in the categories discussed below:
Cost of Goods Sold
     Cost of goods sold includes (i) materials, labor, and overhead costs incurred internally or paid to contract manufacturers to produce our products, (ii) personnel and other costs incurred to install our products, and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for 2010, 2009, and 2008 were as follows (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2010	2009	2008	2009 to 2010		2008 to 2009
Cost of goods sold	$151,572	$152,417	$154,260	$(845)	(1)%	$(1,843)	(1)%
Revenues	423,963	469,261	460,564	(45,298)	(10)%	8,697	2%
Cost of goods sold as a percentage of revenues	36%	32%	33%
     In 2010, our cost of goods sold remained comparable to cost of goods sold in 2009, decreasing by $0.8 million, or 1% despite the 10% reduction in revenues. The decrease in cost of goods sold in 2010 did not proportionally follow the decline in revenues from 2009 to 2010 because a majority of the costs incurred within our customer service organization are fixed and do not necessarily fluctuate directly with revenues recognized. In addition, we experienced a shift in revenues mix to a higher percentage of services revenues which have a lower gross margin than product related revenues. Finally, during 2010, a higher percentage of our total revenues was derived from emerging markets, particularly India, which are typically at lower gross margins than our historical corporate average. Offsetting these unfavorable trends was lower incentive compensation resulting from lower orders and operating performance as compared to our incentive targets during the 2010 period. Also partially offsetting these increases in cost of goods sold was a net year-over-year reduction of $5.5 million related to lower warranty related charges. Specifically, our cost of goods sold during 2009 included a $3.9 million warranty charge related to our performance management solution, while 2010 includes a revision in our estimates regarding the remaining warranty obligations that resulted in a reduction of approximately $1.6 million in the warranty accrual.
     In 2009 our cost of goods sold decreased as compared to 2008 in both absolute dollars and as a percentage of revenues, primarily as a result of (i) our migration towards a software based business model which has lower associated hardware costs, (ii) cost reduction and engineering initiatives that have resulted in lower component costs and (iii) a higher portion of overall revenues being derived from our higher margin warranty services versus lower margin professional and installation services. Partially offsetting these favorable items was a net increase in warranty costs of $1.7 million in 2009 compared to 2008.
     As we continue to expand our international presence, our cost of goods sold as a percentage of revenues may be negatively impacted as the result of our decision to develop new sales channels and customer relationships in new markets, and also due to price competition. Further, many of our next-generation products are initial system sales, which are typically at lower gross margins than our corporate average. However, as we seed these products in our installed base, the follow-on orders in many cases are expected to be software only and therefore at margins above our corporate average. In addition, changes in the following factors may also affect margins: the ability to increase revenues to cover fixed costs; product mix; competition; customer discounts; supply and demand conditions in the electronic components industry; internal and outsourced manufacturing capabilities and efficiencies; foreign currency fluctuations; pricing pressure as we expand internationally; government regulations and policy such as security considerations and net neutrality, tariffs, and local content; and general economic conditions.

Amortization of Product Related Intangible Assets
     Amortization of product related intangible assets for 2010, 2009, and 2008 was as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Amortization of intangible assets related to:
Claimant	$10,286	$—	$—
m Balance	4,533	3,801	158
Steleus	1,930	1,930	1,929
Blueslice	1,976	—	—
iptelorg	455	473	420
Other	40	—	—

Total	$19,220	$6,204	$2,507

     The increase in amortization in 2010 is primarily due to the amortization associated with Camiant and Blueslice intangibles acquired in May 2010. The increased in amortization in 2009 is due primarily to the increase in our intangible assets as a result of acquiring mBalance in the fourth quarter of 2008.
Research and Development
     Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, outsourced development and consulting costs, and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for 2010, 2009 and 2008 (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2010	2009	2008	2009 to 2010	2008 to 2009
Research and development	$92,347	$100,337	$100,613	$(7,990) (8)%	$(276) (0)%
Percentage of revenues	22%	21%	22%
     The following is a summary of the year-over-year fluctuations in our research and development expenses during 2010 and 2009 (in thousands):

	Year-Over-Year Change
	2009 to 2010	2008 to 2009

Cost component:
Salaries, benefits and incentive compensation	$(5,719)	$1,263
Stock-based compensation	95	(425)
Integration-related compensation	48	73
Consulting and professional services	(2,371)	(1,556)
Facilities and depreciation	(945)	363
Other	902	6

Total	$(7,990)	$(276)

     The decrease in research and development expenses from 2009 to 2010 was principally due to decreased expenses related to our employee-related expenses, consulting services, and facilities and depreciation expenses. Specifically, we reduced our investments in Eagle 5 and other established products throughout 2010, along with lower incentive compensation recorded in 2010 resulting from lower orders and operating performance as compared to our incentive targets for the 2010 period. Partially offsetting these decreases were increases in investments associated with our next-generation portfolio and an increase of $8.6 million as a result of our acquisitions of Camiant and Blueslice.
     Within total research and development expenses, salaries, benefits and incentive compensation decreased primarily as a result of lower incentive compensation and, to a lesser extent, a reduction in employee-related costs associated with our Eagle 5 and other established products. Specifically, as a result of the shift in orders from our Eagle 5 and other established products to our next-generation portfolio, we have and will continue to reduce the amount of research and development associated with our established product portfolio. We expect to continue to re-direct a portion of these resources in continued investment in our next-generation portfolio. These decreases were partially offset by an increase in compensation expense of $6.3 million as a result of the addition of full time employees to our research and development team in connection with our acquisitions of Camiant and Blueslice.
     Similar to the reduction in employee-related costs, we have reduced consulting costs associated with our Eagle 5 development efforts. Further, we have been able to reduce our depreciation expense as a result of (i) our focus on deploying newer technologies that allowed us to centralize and share our development equipment, and (ii) lower capital expenditures required to support the development efforts of our next-generation products as they utilize commercially available hardware, as compared to our Eagle 5 platform, which is based on proprietary hardware. Partially offsetting the above decreases was an increase in other costs, primarily due to the increased training and travel expenses due to integration efforts associated with our acquisitions of Camiant and Blueslice.
     The decrease in 2009 research and development expenses as compared to 2008 was due to decreases in the consulting and professional services and stock-based compensation expense categories. The consulting and professional services decrease was driven by a reduction in our utilization of external development resources due primarily to (i) the completion of certain outsourced development projects, principally related to our new Eagle XG product line, and (ii) reduced spending as a result of completing many ITU and local feature development projects necessary to win new Eagle 5 customers in international markets. Stock-based compensation expense decreased as a result of fewer equity grants in 2009 as compared to 2008. Partially offsetting the above decreases were increases within our employee related expenses. In particular, the salary, benefits and incentive compensation increase reflects: (i) increases in incentive compensation due to achieving certain operating performance targets; (ii) increased investment in key internal resources to address the above mentioned development efforts; and (iii) a $2.4 million increase in 2009 as a result of the addition of mBalance employees to our research and development team at the end of 2008.
Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including: (i) salaries, commissions and related costs; (ii) costs of outside contract personnel; (iii) facilities costs; (iv) advertising and other marketing costs, such as tradeshows; and (v) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for 2010, 2009, and 2008 (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2010	2009	2008	2009 to 2010	2008 to 2009
Sales and marketing	$78,446	$68,644	$74,678	$9,802 14%	$(6,034) (8)%
Percentage of revenues	19%	15%	16%

     The following is a summary of the year-over-year changes in our sales and marketing expenses during 2010 and 2009 (in thousands):

	Year-Over-Year Change
	2009 to 2010	2008 to 2009
Cost component:
Salaries, benefits and incentive compensation	$2,844	$469
Stock-based compensation	673	277
Integration-related compensation	2,013	—
Sales commissions	825	(4,742)
Marketing and advertising	489	(316)
Travel	2,034	(1,670)
Other	924	(52)

Total	$9,802	$(6,034)

     The increase in sales and marketing expenses in 2010 as compared to 2009 was observed across all categories, and is primarily due to additional sales and marketing personnel costs associated with the May 2010 acquisitions of Camiant and Blueslice. Also, we incurred integration-related compensation expense of $2.0 million during 2010 associated with cash compensation in lieu of stock options that were not assumed as part of the Camiant acquisition and integration related bonuses for certain employees of both acquired companies. Increases in travel, marketing and advertising, and other costs were primarily due to the increased educational and promotional activities associated with our next-generation products. Sales commissions increased in 2010, partially due to the higher commission rate applied to sales of newer product lines. The above increases were partially offset by lower incentive compensation for non-commissioned employees recorded in 2010 as a result of lower orders and operating performance as compared to our incentive targets for the 2010 period.
     The decrease in sales and marketing expenses in 2009 as compared to 2008 was primarily attributable to the reductions in commissions, travel and marketing-related expenses. Specifically, commissions declined during 2009 primarily due to lower average commission expense for our direct sales force as a result of the decline in orders, along with reductions in third party commissions, which are typically at much higher rates than for our direct sales force. Travel expenses and marketing costs decreased as a result of our continued focus on controlling our costs, through several cost control initiatives.
General and Administrative Expenses
     General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., finance, legal, business development, information technology and human resources personnel) and consist of: (i) salaries and related compensation costs; (ii) consulting and other professional services (e.g., litigation and other outside legal counsel fees and audit fees); (iii) facilities and insurance costs; and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for 2010, 2009 and 2008 (in thousands, except percentages):

	For the Years Ended December 31,			Year-Over-Year Change
	2010	2009	2008	2009 to 2010	2008 to 2009
General and administrative	$52,662	$56,006	$56,239	$(3,344) (6)%	$(233) (0)%
Percentage of revenues	12%	12%	12%

     The following is a summary of the year-over-year changes in our general and administrative expenses during 2010 and 2009 (in thousands):

	Year-Over-Year Change
	2009 to 2010	2008 to 2009
Cost component:
Salaries, benefits and incentive compensation	$(3,394)	$1,062
Stock-based compensation	(2,056)	399
Integration-related compensation	612	—
Consulting and professional services	2,425	(1,562)
Facilities and depreciation	160	(273)
Bad debt expense	(1,146)	363
Other	55	(222)

Total	$(3,344)	$(233)

     General and administrative expenses decreased in 2010 as compared to 2009, driven primarily by reductions in employee related costs and bad debt expense. Our employee related costs decreased as a result of (i) reduced incentive compensation resulting from lower orders and operating performance as compared to our incentive targets for the 2010 period, and (ii) realizing the benefits of our cost control initiatives, partially offset by an increase in employee-related costs as a result of the addition of Camiant and Blueslice employees. The decrease in stock-based compensation expense was primarily due to (i) the company not achieving certain performance targets and the resulting forfeiture of 2010 performance based equity grants, and (ii) an overall reduction in new equity grants. Bad debt expense decreased primarily as a result of an improvement in our overall accounts receivable aging.
     Offsetting these decreases were increases in integration related compensation, consulting and professional services, and facilities and depreciation expenses. Integration-related compensation increased due to cash compensation in lieu of stock options that were not assumed as part of the Camiant acquisition and integration related bonuses for certain employees of both Camiant and Blueslice. Our consulting and professional services expenses increased primarily due to legal fees incurred in enforcing certain of our patents and certain other litigation matters.
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

Amortization of Customer Related Intangible Assets
     As a result of our acquisitions, we have recorded various customer related intangible assets including trademarks, customer relationships and non-compete agreements. Amortization for these intangible assets is as follows (in thousands):

	For the Years Ended December 31,			Year-Over-Year Change
	2010	2009	2008	2009 to 2010	2008 to 2009
Camiant	$3,258	$—	$—	$3,258	$—
mBalance	1,127	940	39	187	901
Steleus	—	281	356	(281)	(75)
Blueslice	247	—	—	247	—
iptelorg	—	—	43	—	(43)

Total	$4,632	$1,221	$438	$3,411	$783

     The increased in amortization of customer related intangible assets in 2010 is primarily due to the increase in our intangible assets as a result of acquiring Camiant and Blueslice in the second quarter of 2010. The increase in amortization of customer related intangible assets in 2009 is due to the additional amortization expense associated with the acquired mBalance intangibles.
Acquired In-Process Research and Development
     In 2008, we made selective strategic acquisitions of entities and technologies in order to enhance and expand our product offerings. At the time of each acquisition, certain technology, products and functionality were under development that had not yet reached technological feasibility and had no alternative future use. Accordingly, such technology, products and functionality were considered by us to be in-process research and development (“IPR&D”) and the fair value of these items was expensed at the acquisition date.
     Through the acquisition of mBalance we acquired rights to two related IPR&D projects which we believed would accelerate the development and enhance the features of our mobile messaging product family solutions. At the time of acquisition, these technologies were under development and had no alternative future use. We estimated the fair value of these projects to be $3.0 million using the income approach and risk-adjusted discount rate of 27%. We have reflected the fair values of these technologies as a charge in the accompanying Consolidated Statements of Operations included in our Consolidated Financial Statements as acquired in-process research and development expense in the fourth quarter of 2008. This project was completed in 2009, and we incurred approximately $0.7 million of additional development costs to complete this project.
     Through the acquisition of Estacado we acquired rights to two IPR&D projects which we believed would accelerate the development of SIP-enabled next-generation and IMS solutions for our customers. At the time of acquisition, these technologies were under development and had no alternative future use. Accordingly, we reflected a charge of $2.7 million as acquired in-process research and development expense in the first quarter of 2008. We completed this project in 2009, incurring approximately $0.9 million and $0.4 million of additional development expense in 2008 and 2009, respectively.
Restructuring and Other Costs
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

     2008 Restructuring Activities
     During 2008 we completed two restructuring initiatives, resulting in a total charge of $1.1 million. Specifically, during the fourth quarter we incurred a pre-tax charge of $0.9 million in severance costs related to the termination of nine employees under our severance policies. During 2008 we also initiated a centralization of certain functions within our international operations and revised certain estimates associated with previous restructuring activities. The accompanying Consolidated Statements of Operations reflects net expense of approximately $0.2 million associated with these centralization activities and changes in estimate.
     The following table summarizes the restructuring and related expenses incurred in connection with the restructurings discussed above and the remaining obligations as of and for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	Severance
	Costs and
	Related
	Benefits	Other	Total
Restructuring obligations, December 31, 2007	$3,622	$409	$4,031
2008 Restructurings, net of change in estimate	891	463	1,354
Cash payments	(3,044)	(872)	(3,916)

Restructuring obligations, December 31, 2008	1,469	—	1,469
2009 Restructuring	2,984	—	2,984
Cash payments	(1,346)		(1,346)

Restructuring obligations, December 31, 2009	3,107	—	3,107
Cash payments	(2,542)	—	(2,542)
Effect of exchange rate changes	(124)	—	(124)

Restructuring obligations, December 31, 2010	$441	$—	$441

     We expect to pay or settle our remaining restructuring liabilities in the first half of 2011. For a more detailed discussion of these restructuring activities, please refer to Note 3 to our accompanying Consolidated Financial Statements.
Other Income and Expense, Net
     For 2010, 2009, and 2008, other income and expenses were as follows (in thousands):

	For the Years Ended December 31,			Year-Over-Year Change
	2010	2009	2008	2009 to 2010	2008 to 2009
Interest income	$348	$1,159	$9,047	$(811)	$(7,888)
Interest expense	(266)	(243)	(1,986)	(23)	1,743
Impairment of investment in privately held company	—	(13,587)	—	13,587	(13,587)
Gain (loss) on sale of investments	—	—	(2)	—	2
Gain (loss) on investments carried at fair value, net	118	1,846	(1,964)	(1,728)	3,810
Foreign currency loss, net	(2,383)	(3,020)	(1,959)	637	(1,061)
Other, net	(1,133)	(910)	(1,531)	(223)	621

Other expense, net	$(3,316)	$(14,755)	$1,605	$11,439	$(16,360)

     Interest income and expense. Interest income decreased by $0.8 million during 2010 compared to 2009 due to (i) reduced investment in our high yielding auction rate securities (“ARS”) as a result of calls and liquidation of these securities in 2010, and (ii) our purchase of Camiant and Blueslice in May 2010 for approximately $162.0 million and the resulting reduction of our interest bearing cash balances.

     Interest income decreased by $7.9 million during 2009 compared to 2008 due to (i) the repayment of our convertible debt and resulting reduction of our investments by $125.0 million, (ii) our December 2008 cash purchase of mBalance for approximately $39.5 million and resulting reduction of income from our investments, and (iii) a shift from higher yielding investments into lower yielding cash and cash equivalents as we sought to reduce our exposure to the credit and liquidity crisis in the U.S. markets. Interest expense during 2008 consisted primarily of interest on our convertible debt, which was repaid in June 2008 in accordance with its terms. As a result of this repayment, interest expense declined in 2009 as compared to 2008. The decrease in our interest income during 2009 was particularly pronounced in our tax exempt investment portfolio. In addition to the significant impact that these reductions had on reducing other income and expense, the reduction in tax exempt interest income also increased our effective tax rate during each of these years, as discussed further below.
     Impairment of investment in privately held company. During 2009, we recorded an impairment charge of $13.6 million related to our investment in Genband. In the fourth quarter of 2009, we sold our investment in Genband for its adjusted carrying value of $1.4 million.
     Gain (Loss) on investments carried at fair value, net. Gain on investments carried at fair value, net represents the net gain resulting from changes in the fair value of our formerly held ARS portfolio and the related UBS Put right. Our ARS portfolio was classified as trading securities and, accordingly, changes in its fair value were recorded in the corresponding period earnings (i.e., “marked to market.”) The UBS Put right was recorded at fair value in accordance with the provisions of the authoritative guidance for investments, and changes in the fair value were also recorded in the corresponding period earnings. We exercised the UBS Put right on June 30, 2010, requiring UBS to purchase our remaining ARS portfolio at par value plus accrued interest.
     Foreign currency gain (loss), net. Foreign currency loss, net consists primarily of (i) the net cost of our hedging program related to foreign currency risk, including the gains and losses on forward contracts on foreign currency exchange rates used to hedge our exposure to foreign currency risks, (ii) foreign currency gains and losses associated with the underlying hedged item (e.g., accounts receivable), and (iii) remeasurement adjustments resulting from consolidating our international subsidiaries. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. Dollar and will be exposed to greater risk related to exchange rate foreign currency fluctuations and translation adjustments.
Provision for Income Taxes
     During 2010, 2009 and 2008, we recognized income tax expense related to continuing operations of $3.8 million, $19.3 million and $18.0 million, respectively. Provisions for income taxes as a percentage of income from continuing operations (the “effective tax rate”) were 20%, 29% and 27% for 2010, 2009 and 2008, respectively. The effective tax rate in 2010 differs from the statutory rate of 35% primarily due to the generation of U.S. and Canadian research and development tax credits as well as a shift in the jurisdictional split of our global income to countries with lower tax rates. The effective tax rate for 2009 was favorably impacted by the U.S. research and development tax credit, as well as the impairment of an intangible asset acquired through the Steleus transaction that was recorded on our French subsidiary. The effective tax rate for 2008 was favorably impacted by a significant portion of pretax income being derived from tax-exempt interest generated from our investment portfolio as well as the release of a previously established valuation allowance as discussed below. Please refer to Note 9 to our accompanying Consolidated Financial Statements for a more detailed reconciliation of the federal statutory rate to our effective tax rates for 2010, 2009 and 2008.
     During the second quarter of 2008, the Internal Revenue Service (“IRS”) completed its examination of our 2002 through 2006 income tax returns. We have recorded the associated impact in the accompanying Consolidated Financial Statements. As a result of certain timing adjustments, our taxable income in 2006 increased, allowing us to carryback a capital loss generated in 2007 from the disposal of our Switching Solutions Group business (“SSG”) and realize certain research and development tax credits. We had previously determined that a full valuation allowance was required for the $4.7 million deferred tax asset resulting from this capital loss and tax credits; however, as a result of our ability to utilize this loss against our 2006 capital gains, we reversed the valuation allowance and recorded a corresponding income tax benefit in continuing operations of $4.7 million during 2008.

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
     We no longer have a “pool of windfall tax benefits” as defined by the authoritative guidance for stock-based compensation. As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under the authoritative guidance will negatively impact our effective tax rate and increase its volatility, resulting in a reduction of our earnings. As a result of incurring net shortfalls during 2010 and 2008, we recorded $1.7 million and $3.4 million, respectively, of additional provision for income taxes. We did not experience any significant shortfalls or windfalls during 2009 associated with stock-based compensation.
     We account for uncertain tax positions in accordance with the provisions of the authoritative guidance for income taxes. As of January 1, 2010 and December 31, 2010, the total amount of unrecognized income tax benefits was $6.9 million and $14.1 million (including interest and penalties), respectively. The increase in uncertain tax positions for 2010 relates primarily to carryforward tax attributes obtained in the May 2010 acquisitions of Camiant and Blueslice. A change in estimate relating to any of these unrecognized tax benefits could have a material impact on our effective tax rate. During the next twelve months, we believe it is reasonably possible that certain events may occur that could allow us to recognize previously unrecognized income tax benefits. These events include the settlement of potential examinations in certain jurisdictions as well as the re-evaluation of our transfer pricing policies globally which we are currently in the process of reviewing. The range of previously unrecognized benefits that could potentially be recognized if both of these events occur is estimated to be from $0 to $3.0 million and therefore potentially could have a material impact on our consolidated effective tax rate.
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
Liquidity and Capital Resources
     Key measures of our liquidity are as follows (in thousands):

	December 31,	December 31,
	2010	2009	Year-Over-Year Change
Cash and cash equivalents	$220,938	$277,259	$(56,321)	(20)%
Short-term investments	$—	$92,857	$(92,857)	(100)%
Working capital	$286,910	$441,277	$(154,367)	(35)%

	Years Ended December 31,
	2010	2009
Cash provided by operating activities	$22,609	$55,094	$(32,485)	(59)%
Cash provided by (used in) investing activities	$(86,637)	$4,915	$(91,552)	(1,863)%
Cash provided by financing activities	$8,748	$8,437	$311	4%

Liquidity
     We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents and accounts receivable, and deferred costs and commissions, reduced by trade accounts payable, accrued expenses, accrued compensation and related expenses, and the current portion of deferred revenues. Our working capital decreased by $154.4 million, from $441.3 million as of December 31, 2009 to $286.9 million as of December 31, 2010, primarily due to a reduction in cash as a result of acquiring Camiant and Blueslice in the second quarter of 2010 for $162.0 million in total net cash consideration. This decrease in the cash and short-term investments balance was partially offset by cash inflow from operating activities of $22.6 million.
     As of December 31, 2010, under a Credit Agreement dated as of October 2, 2008, as amended, we had a line of credit facility of $50.0 million and a letter of credit facility of $10.0 million with Wells Fargo Bank, National Association that was originally with Wachovia Bank, National Association. The line of credit is unsecured except for our pledge of 65% of the outstanding stock of certain subsidiaries, while the letter of credit facility requires certain levels of cash collateral for outstanding letters of credit. There were no outstanding borrowings under the line of credit facility during 2010 or at December 31, 2010. As of December 31, 2010, there were approximately $2.6 million of borrowings outstanding under the letter of credit facility, all of which were fully collateralized by us.
     As more fully discussed in Note 18 “Subsequent Events” to the accompanying Consolidated Financial Statements, on January 13, 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association. The Amended and Restated Credit Agreement amended and restated in its entirety the Credit Agreements dated as of October 2, 2008, to, among other changes, increase the aggregate amount of the revolving credit facility from $50.0 million to $75.0 million and extend the maturity date of the revolving credit facility and the related swingline facility from October 2, 2012 to January 12, 2016.
     As of December 31, 2009, we held $81.8 million of ARS recorded at fair value, which represented a decline of $11.2 million below our cost basis, and an associated UBS Put right, recorded at an estimated fair value of $11.1 million. Prior to and throughout the second quarter of 2010, issuers called certain ARS securities which reduced the investment in our ARS portfolio. On June 30, 2010, we exercised our UBS Put right requiring UBS to purchase the remaining balance of our ARS portfolio at par value plus accrued interest. As a result of the issuer calls and our exercising the UBS Put right, we received cash proceeds of $93.0 million during 2010 and thus liquidated our ARS portfolio.
     In the first quarter of 2008 we initiated a stock buyback program. From its inception and through its expiration in August 2008, we repurchased approximately 2.6 million shares at an average price of $12.92 per share for approximately $33.8 million (including $0.1 million in brokerage fees). These repurchases were funded from our working capital. We did not repurchase any of our common stock during 2009 or 2010.
     We believe that our current working capital position, available line of credit and anticipated cash flow from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Additionally, we believe these resources allow us to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio. Our liquidity could be negatively impacted by a decrease in orders resulting from a decline in demand for our products or a reduction of capital expenditures by our customers.
Operating Activities
     Net cash provided by operating activities was $22.6 million, $55.1 million, and $107.6 million, for 2010, 2009, and 2008, respectively. The decrease in our cash flows from operations in 2010 was primarily the result of (i) lower net income for the period, and (ii) lower cash collections of accounts receivable in 2010 as compared to 2009. Our cash collections were negatively affected by the continued lengthening of billing and payment terms and deterioration of credit conditions in the emerging markets, as well as a year-over-year decline in orders and associated billing activity.

     The decrease in our cash flows from continuing operations in 2009 was primarily the result of (i) lower collections resulting from a year-over-year decline in orders and associated billing activity and a greater percentage of our business coming from emerging markets which typically have slower billing terms and longer payment terms, (ii) a decrease in net income, and (iii) $23.4 million in non-recurring tax refunds received in 2008.
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
     Our ability to generate future positive cash flows from operations could be negatively impacted by, among other factors, a decrease in demand for our products, which are subject to technological changes and increasing competition, or a reduction of capital expenditures by our customers should they continue to remain cautious with their spending.
Investing Activities
     Net cash provided by (used in) investing activities of continuing operations was ($86.6) million, $4.9 million, and $148.0 million in 2010, 2009, and 2008, respectively. Our cash flows from investing activities primarily relate to (i) strategic acquisitions, (ii) purchases and sales of investments, and (iii) purchases of property and equipment.
     In 2010, acquisition related net cash outflows were $162.0 million for the purchase of Camiant and Blueslice. Offsetting these investing cash outflows were $93.0 million in proceeds from issuer calls of ARS and the exercise of our UBS Put right discussed previously. In 2009, a portion of our ARS portfolio was called by the respective issuers resulting in proceeds of $14.9 million, and we sold our investments in a privately-held companies resulting in proceeds of $8.7 million.
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
     Our investment in new property and equipment amounted to $17.7 million, $18.7 million, and $19.7 million during 2010, 2009, and 2008, respectively. We continue to closely monitor our capital expenditures while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our workforce. For 2011, we expect our total capital expenditures to be at or below 2010 levels.
Financing Activities
     Net cash provided by (used in) financing activities was $8.7 million, $8.4 million, and ($146.9) million for 2010, 2009, and 2008. In 2010, our financing activities primarily consisted of proceeds of $8.7 million from net issuances of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises. In 2009, our financing activities consisted of proceeds of $8.4 million from net issuances of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises. In 2008, our financing activities primarily consisted of the $125.0 million repayment of our convertible debt and a $33.8 million repurchase of our common stock, partially offset by proceeds of $11.8 million from net issuances of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises.

Contractual Obligations
     As of December 31, 2010, our future fixed commitments for cash payments are as follows (in thousands):

			2012 to	2014 to	2016 and
	Total	2011	2013	2015	Beyond
Operating lease obligations	$40,952	$6,144	$11,443	$10,095	$13,270
Purchase obligations(1)	28,080	28,080

Total	$69,032	$34,224	$11,443	$10,095	$13,270

(1)	From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. It is not our intent, nor is it reasonably likely, that we would cancel a purchase order that we have executed. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, we have no basis to record any future liability under these agreements.
     As of December 31, 2010, in accordance with the authoritative guidance for income taxes, we have recorded $14.1 million of liabilities related to uncertain tax benefits in our accompanying Consolidated Financial Statements. The realization of these income tax benefits associated with continuing operations as of December 31, 2010 would have a material impact on our effective tax rate. We cannot reasonably estimate the period of cash settlement of the respective uncertain tax benefits and, therefore, have excluded them from the above table of future fixed commitments for cash payments.
     We lease a number of facilities throughout the United States and internationally under operating leases with terms that range from approximately two months to eight years. We believe that our existing facilities will be adequate to meet our needs at least through 2011, and that we will be able to obtain additional space when, where and as needed on acceptable terms.
Financial and Market Risks
     We operate internationally and thus are exposed to potential adverse changes in currency exchange rates. We use derivative instruments (foreign exchange contracts) to reduce our exposure to foreign currency rate changes on receivables denominated in a foreign currency. The objective of these contracts is to reduce or eliminate and manage the economic impact of currency exchange rate movements on our operating results as effectively as possible. In addition to these foreign exchange contracts, certain of our customer contracts contain provisions that require our customers to assume the foreign currency risk related to the applicable transactions. We do not enter into derivative instrument transactions for trading or speculative purposes.
     We monitor our exposure to foreign currency fluctuations on a weekly basis and more often if conditions warrant. We enter into multiple forward contracts throughout a given month to match and mitigate our changing exposure to foreign currency fluctuations. Our exposure to foreign currency fluctuations is principally due to receivables generated from sales denominated in non-functional currencies. Our exposure fluctuates as we generate new sales in non-functional currencies and as existing receivables related to sales in non-functional currencies are collected. Our foreign currency forward contracts generally will have terms of one month or less and are typically structured to expire on the last fiscal day of any given month. To the extent necessary to continue to mitigate our risk, on the last fiscal day of any given month we enter into new foreign currency forward contracts.

     As of December 31, 2010, we had the following foreign currency contracts outstanding (grouped by the underlying foreign currency):

				Fair
	Contract Amount		Contract	Value
	(Local Currency)		Amount	(US $)
Euros (“EUR”) (contracts to buy EUR/sell US$)	(EUR)	(41,119,000)	$(55,210,481)	$—
Indian rupees (“INR”) (contracts to sell INR/buy US$)	(INR)	258,958,000	5,739,317	$—
Canadian dollars (“CAD”) (contracts to buy CAD/sell US$)	(CAD)	(1,592,000)	(1,602,900)	$—
Malaysian ringgits (“MYR”) (contracts to sell MYR/buy US$)	(MYR)	6,004,000	1,942,916	$—
British pound (“GBP”) (contracts to sell GBP /buy US$)	(GBP)	579,000	899,766	$—
     We entered into these contracts during the last day of our fiscal year and as such, the fair value of these contracts individually and in the aggregate was not significant as of December 31, 2010. For the years ending December 31, 2010, 2009, and 2008, our net gain (loss) from foreign currency forward contracts was ($4.3) million, ($3.7) million, and $1.3 million, respectively. Please refer to Notes 1 and 6 to our accompanying Consolidated Financial Statements for additional information relating to our derivatives and hedging activities.
     With respect to trade receivables, credit is extended based on an evaluation of each customer’s financial condition and generally collateral is not required. Generally, payment terms stipulate payment within 90 to 120 days of shipment or other milestone events (such as installation or customer acceptance). We do not engage in leasing or other customer financing arrangements. Many of our international sales are secured with export accounts receivable insurance or letters of credit.
     Our exposure to credit risk may increase as a result of continuing global economic downturn, which may adversely affect service providers as the end user demand for their services falls and/or they are experiencing difficulties in obtaining financing. We believe that the geographical diversification of our customers and the diversification within their customer bases, coupled with our strong financial position, afford some protection from these risks; however, we continue to closely monitor our credit exposures and seek additional ways to mitigate this exposure. Credit losses for customers we deem to pose substantial collection risks have been provided for in the financial statements. Historically, credit losses have been within management’s expectations. Future losses, if incurred, could harm our business and have a material adverse effect on our financial position, results of operations and cash flows.
Off-Balance-Sheet Arrangements
     We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of December 31, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
     We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of December 31, 2010, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2011 and 2018. Rent expense under operating leases for 2010, 2009, and 2008 was $8.0 million, $7.6 million, and $7.7 million, respectively.
Seasonality
     Our first quarter orders have historically been lower than the orders in the immediately preceding fourth quarter because (i) many of our customers utilize a significant portion of their capital budgets at the end of their fiscal year, (ii) the majority of our customers begin a new fiscal year on January 1 and are still in the process of finalizing their capital budgets, and (iii) capital expenditures tend to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that this seasonality will continue. The seasonality between the fourth quarter and the first quarter may be impacted by a variety of factors, including changes in the global economy. Please refer to the section entitled “Risk Factors” in Item 1A of this Annual Report.
Critical Accounting Policies and Estimates
     Our accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The application of GAAP requires us to make certain estimates, judgments and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that these estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent that there are material differences between these estimates and actual results, our financial statements will be affected.
     The accounting policies that utilize our more significant estimates and require our most difficult, subjective and complex judgments, and which we believe are the most critical in understanding and evaluating our reported financial condition and results of operations include the following:
•	Revenue recognition

•	Provision for doubtful accounts

•	Provision for inventory obsolescence

•	Intangible assets and goodwill

•	Impairment of long-lived assets

•	Product warranty costs

•	Contingent liabilities

•	Income taxes
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
Revenue Recognition
     Substantially all of our revenues are derived from sales or licensing of our (i) telecommunications products, (ii) professional services including installation, training, and general support, and (iii) warranty-related support, comprised of telephone support, repair and return of defective products, and product updates (commonly referred to as maintenance, post-contract customer support or PCS). Our customers generally purchase a combination of our products and services as part of a multiple deliverable arrangement.
     Our telecommunications solutions are comprised of hardware and/or software components. Our assessment of the appropriate revenue recognition guidance involves significant judgment. This assessment has a significant impact on the amount and timing of revenue recognition.
     In applying existing revenue recognition guidance, we exercise judgment and use estimates in connection with the determination of the amount of product, warranty and professional and other services revenues to be recognized in each accounting period. In addition to estimating the timing and amount of revenue to recognize, we must evaluate whether the estimated costs of the remaining equipment to be delivered exceed the expected revenue allocated to those elements. When total cost estimates exceed revenues we accrue for the estimated losses immediately using the estimated cost of the remaining equipment to be delivered and an average fully burdened daily rate applicable to the consulting personnel delivering the services.

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
     Determining Separate Elements and Allocating Value to Those Elements
     In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-14: Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements — a consensus of the EITF (ASU 2009-14) which amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the industry-specific software revenue recognition guidance in ASC 985-605 Software (historically referred to as SOP 97-2.)
     The FASB also amended the accounting standards for revenue recognition for arrangements with multiple deliverables by issuing Accounting Standards Update 2009-13: Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a consensus of the EITF (ASU 2009-13). This new authoritative guidance for arrangements with multiple deliverables requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. It also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (i) vendor-specific objective evidence (“VSOE”) if available; (ii) third-party evidence (“TPE”) if vendor-specific objective evidence is not available; and (iii) best estimated selling price (“BESP”) if neither vendor-specific nor third-party evidence is available. The new guidance eliminates the residual method of allocation for multiple-deliverable revenue arrangements which we used historically when we applied the software revenue recognition guidance to our multiple element arrangements.
     We elected to early adopt, as permitted, the new authoritative guidance included in ASU 2009-14 and ASU 2009-13 (collectively “the ASUs”) on January 1, 2010, on a prospective basis for applicable transactions originating or materially modified after January 1, 2010. As substantially all of our telecommunications products include both tangible products and software elements that function together to deliver the tangible product’s essential functionality, the guidance found in ASC 985-605 no longer applies to the majority of our product revenue transactions. The new guidance does not generally change the units of accounting for our revenue transactions as most of our products and services qualify as separate units of accounting. Additionally, as our customers generally purchase a combination of our products and services as part of a multiple deliverable arrangement, we follow the guidance in ASU 2009-13. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue. The adoption of these new accounting standards did not have a material impact on the timing, pattern, or amount of revenue recognized in 2010, primarily due to (i) a portion of the revenue for the year ended December 31, 2010 being derived from the backlog of orders which were received prior to January 1, 2010 and therefore did not fall under the new non-software revenue recognition guidance, and (ii) the revenue recognition guidance in the ASUs not differing significantly from the software revenue recognition guidance in ASC 985-605 when applied to acceptance based arrangements and arrangements that are received and fulfilled within the same quarter.
     For transactions entered into prior to January 1, 2010 and not materially modified after that date, we follow the separation and allocation guidance in ASC 985-605. Additionally, arrangements entered into after January 1, 2010 where the tangible products and software elements do not function together to deliver the tangible product’s essential functionality and extended maintenance arrangements are also accounted for under this guidance. For these transactions, the entire fee from the arrangement is required to be allocated to each respective element based on its relative selling price using VSOE. Sales of our products generally include at least one year of warranty coverage. Since we do not sell our products separately from this warranty coverage, and we rarely sell our products on a standalone basis, we are unable to establish VSOE for our telecommunications products accounted for under this guidance. Accordingly, we utilize the residual method to allocate revenue to each of the elements of an arrangement. Under the residual method, we allocate the total fee in an arrangement first to the undelivered elements (typically professional services and warranty services) based on VSOE of those elements, and the remaining, or “residual,” portion of the fee to the delivered elements (typically the product or products).
     For transactions entered into after January 1, 2010 that are accounted for under the ASUs, we allocate consideration to each deliverable in an arrangement based on its relative selling price. We follow a hierarchy to allocate the selling price based on VSOE, then TPE and finally BESP. As discussed above, we rarely sell our products on a stand-alone basis or without warranty coverage and thus, we are not able to establish VSOE for our telecommunications products. Additionally, we generally expect that we will not be able to establish TPE due to the nature of our products and the markets in which we compete. Accordingly, we expect the selling price of our proprietary hardware and software products to be based on our BESP. For third party off the shelf hardware products, we utilize TPE, as there is a well established market price for these products. We have established VSOE for our services and maintenance offerings and, therefore, we utilize VSOE for these elements.
     Since the adoption of the new guidance, we have primarily used the same information used to set pricing strategy to determine BESP. We have corroborated the BESP with our historical sales prices, the anticipated margin on the deliverable, the selling price and profit margin for similar deliverables, and the characteristics of the varying geographical markets in which the deliverables are sold. We analyze the selling prices used in our allocation of arrangement consideration at least semi-annually. Selling prices are analyzed more frequently if a significant change in our business necessitates a more timely analysis.
     Each deliverable within our multiple deliverable revenue arrangements is accounted for as a separate unit of accounting under the new guidance if both of the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis; and (ii) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if the item is sold separately by us or another vendor or if the item could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to delivered products. Deliverables not meeting these criteria are combined with a deliverable that does meet those criteria. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting.
     Product Revenue
     All arrangements, regardless of how we determine separate elements or allocate consideration to the underlying units of account, are evaluated for the following four criteria:
•	Persuasive evidence of an arrangement exists. We consider a non-cancelable agreement (such as a customer purchase order, contract, etc.) to be evidence of an arrangement.

•	Delivery has occurred. Delivery is considered to occur when title to and the risk of loss of our products has passed to the customer, which typically occurs at physical delivery of the products to a common carrier. For arrangements with systems integrators and OEM customers, we recognize revenue when title to the last product in a multiple-element arrangement has passed. For arrangements with resellers, we generally recognize revenue upon evidence of sell-through to the end customer.

•	The fee is fixed and determinable. We assess whether fees are fixed and determinable at the time of sale. Our standard payment terms may vary based on the country in which the arrangement is executed and the credit standing of the individual customer, among other factors. We generally consider payments that are due within nine months of shipment or acceptance to be fixed or determinable based upon our successful collection history on such arrangements. We evaluate payment terms in excess of nine months but less than one year on a case-by-case basis as to

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
     Additionally, for arrangements that include acceptance provisions based on our published specifications, revenue is recognized upon shipment, assuming all other revenue recognition criteria are met, provided that we have previously demonstrated that the product meets the specified criteria and we have an established history with similar transactions. If the acceptance provisions are long-term in nature or the acceptance is based upon customer specified criteria for which we cannot reliably demonstrate that the delivered product meets all the specified criteria, revenue is deferred until the earlier of the receipt of written customer acceptance or the expiration of the acceptance period. If an arrangement includes acceptance provisions that are short-term in nature, we provide for a sales return allowance in accordance with the authoritative guidance for revenue recognition. In the event we cannot reasonably estimate the incidence of returns, we defer revenue until the earlier that such estimate can reasonably be made or receipt of written customer acceptance or expiration of the acceptance period.
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
     Our customers can extend their warranty coverage outside the term of the standard warranty through our extended warranty programs. Renewal rates for extended warranties are typically established based upon a specified percentage of net product fees as set forth in the arrangement. We recognize revenue for our extended maintenance contracts in accordance with ASC 985-605 as these arrangements are considered post contract support or “PCS” as defined by that guidance. There would be no difference in the timing or amount of our maintenance revenues if they were recognized under other authoritative revenue guidance.
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

Provision for Doubtful Accounts
     We initially record our provision for doubtful accounts based on our historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the allowance for doubtful accounts, management considers, among other factors: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable (e.g., product, professional services, maintenance, etc.); (iv) our historical write-offs and recoveries; (v) the credit-worthiness of each customer; (vi) the economic conditions within the telecommunications industry; and (vii) general economic conditions. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected.
     Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts may be required.
Provision for Inventory Obsolescence
     Our inventory balance was $28.2 million and $23.4 million as of December 31, 2010 and 2009, respectively. Inventory levels are based on projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories.
     On an ongoing basis inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. Any adjustment to our inventory as a result of an estimated obsolescence or net realizable condition is reflected as a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Our inventory obsolescence expense was approximately $4.5 million, $6.2 million, and $6.6 million for 2010, 2009 and 2008, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances, and our gross margins could be adversely affected. If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required. Our estimates could be influenced by a sudden decline in demand due to economic downturn, rapid product improvements, technological changes and changes in customer requirements.
Intangible Assets and Goodwill
     We account for our acquired companies in accordance with the authoritative guidance for business combinations and account for the related acquired intangible assets in accordance with the authoritative guidance for intangibles — goodwill and other. The authoritative guidance significantly changed on January 1, 2009. Changes in connection with the revised guidance included (i) the recognition of acquisition-related expenses in earnings, and (ii) the capitalization of in-process research and development at fair value as an indefinite-lived intangible asset that will be assessed for impairment thereafter. Upon completion of the development, the underlying intangible asset will be amortized over its estimated useful life. Our acquisitions were accounted for using the authoritative guidance in effect at the acquisition date. We allocated the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill.
     The majority of the entities acquired by us do not have significant tangible assets and, as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets and potential impairment charges related to goodwill or intangibles. As of December 31, 2010, we had an aggregate of approximately $227.8 million reflected on the accompanying Consolidated Balance Sheet related to goodwill and intangible assets. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Specifically, the amounts and useful lives assigned to identifiable intangible assets impact future amortization. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.
     As required by the authoritative guidance for intangibles and goodwill, in lieu of amortizing goodwill, we test goodwill for impairment periodically and record any necessary impairment in accordance with the authoritative guidance for intangibles and goodwill as further discussed below. Intangible assets are being amortized over a period of up to five years using the greater of the straight-line method or a manner that better reflects the utilization of their economic benefit as prescribed by the authoritative guidance for intangibles and goodwill.
Impairment of Long-Lived Assets
     We test goodwill for impairment in accordance with the authoritative guidance for intangibles and goodwill, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by the guidance. As of December 31, 2010, we have determined that we have one Reporting Unit. Goodwill is tested for impairment annually on October 1 in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds its “fair value.” We estimate the fair value of the Reporting Unit using the market capitalization method. If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by the authoritative guidance for intangibles — goodwill and other, to its carrying amount to determine the impairment loss, if any.
     Beginning in the middle of February, 2011, our book value exceeded our market capitalization, which is calculated by multiplying our stock price as reported on the NASDAQ stock market by the number of outstanding shares. We will evaluate the events and circumstances related to this decline in market capitalization in the first quarter of 2011 to determine whether a triggering event to perform an interim goodwill impairment test has occurred. If we conclude that a triggering event has occurred, we will perform an interim goodwill impairment analysis to assess if the goodwill has been impaired. An interim impairment analysis may result in our recording a write-down of goodwill to its estimated implied fair value and recognizing a corresponding goodwill impairment loss, which may be material to our financial position and results of operations.
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
Product Warranty Costs
     Our sales arrangements with our customers typically provide for approximately 12 months of warranty coverage (the “Standard Warranty”) from shipment. Our customers can extend their warranty coverage outside the term of the Standard Warranty through our extended warranty programs. As discussed above under the section entitled “Revenue Recognition,” we account for our Standard Warranty and extended warranty offerings as separate elements of an arrangement, with the fair value of these elements recognized as revenue ratably over the service period. Accordingly, we expense all costs associated with these elements as incurred.

     For purposes of determining when the cost of our warranty offerings has been “incurred,” we follow the authoritative guidance for extended warranty related services revenue recognition. Under this guidance, costs must be recognized as “incurred” when a warranty event occurs, which may precede the expenditures to satisfy the warranty claim. While we generally expense all costs as the expenditure is made, we accrue the costs expected to be incurred with a specific product defect, which is generally a defect that is classified as a Class A defect. A Class A defect is a designation that obligates us to correct a pervasive defect in one of our products. In the case of a Class A defect or specific known product defect that we have committed to remedy, we accrue the expected costs to be incurred at the time we determine that it is probable that we have an obligation to repair the product defect and the expected expenditures are estimable. All warranty related expenses are reflected within cost of sales in the accompanying Consolidated Statements of Operations.
     In 2008, we incurred $2.1 million of warranty charges, consisting of (i) a $2.8 million provision for Class A warranty event related to our performance management product line, and (ii) revisions of estimates relating to previous Class A warranty events resulting in a reduction in expense of approximately $0.7 million. In 2009, we recorded an additional $3.9 million net charge related to item (i) above as a result of a revision of cost estimates required to address the warranty related issues. Based on the actual results in resolving the issue, we have subsequently updated our estimates and have reduced the warranty accrual in 2010 by approximately $1.6 million. Our warranty reserve is based on our estimates of the associated material costs, technical support labor costs, and associated overhead. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Further, if we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.
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
Contingent Liabilities
     We have a number of unresolved regulatory, legal and tax matters, as discussed further in Note 9, Note 10 and Note 12 to our accompanying Consolidated Financial Statements. We provide for contingent liabilities in accordance with the authoritative guidance for contingencies. In accordance with the authoritative guidance for contingencies, a loss contingency is charged to income when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred. In cases where our insurance carrier has agreed to reimburse us for legal costs, including any accrued losses, we record a receivable in our accompanying Consolidated Financial Statements for any such amounts, which are included in prepaid expenses and other current assets.
     Periodically, we review the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by the authoritative guidance for contingencies, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred or an asset impaired and whether such loss is reasonably estimable. Because of uncertainties related to these matters, accruals are based on the best information available at the time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying Consolidated Financial

Statements. In determining the probability of an unfavorable outcome of a particular contingent liability and whether such liability is reasonably estimable, we consider the individual facts and circumstances related to the liability, opinions of legal and tax counsel, and recent legal and tax rulings by the appropriate regulatory bodies, among other factors. As additional information becomes available, we reassess the potential liability related to its pending claims and litigation and may revise its estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.
Income Taxes
     During 2010, 2009 and 2008, we recognized income tax expense related to continuing operations of $3.8 million, $19.3 million and $18.0 million, respectively. Provisions for income taxes as a percentage of income from continuing operations (the “effective tax rate”) were 20%, 29% and 27% for 2010, 2009 and 2008, respectively. The effective tax rate in 2010 differs from the statutory rate of 35% primarily due to the generation of U.S. and Canadian research and development tax credits as well as a shift in the jurisdictional split of our global income to countries with lower tax rates. The effective tax rate for 2009 was favorably impacted by the U.S. research and development tax credit, as well as the impairment of an intangible asset acquired through the Steleus transaction that was recorded on our French subsidiary and the effective tax rate for 2008 was favorably impacted by a significant portion of pretax income being derived from tax-exempt interest generated from our investment portfolio as well as the release of a previously established valuation allowance as discussed below. Please refer to Note 9 to our accompanying Consolidated Financial Statements for a more detailed reconciliation of the federal statutory rate to our effective tax rates for 2010, 2009 and 2008.
     During 2008, the Internal Revenue Service (“IRS”) completed its examination of our 2002 through 2006 income tax returns. We have recorded the associated impact in the accompanying Consolidated Financial Statements. As a result of certain timing adjustments, our taxable income in 2006 increased, allowing us to carryback a capital loss generated in 2007 from the disposal of our SSG business and realize certain research and development tax credits. We had previously determined that a full valuation allowance was required for the $4.7 million deferred tax asset resulting from this capital loss and tax credits; however, as a result of our ability to utilize this loss against our 2006 capital gains, we reversed the valuation allowance and recorded a corresponding income tax benefit in continuing operations of $4.7 million during 2008.
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
     We no longer have a “pool of windfall tax benefits” as defined by the authoritative guidance for stock-based compensation. As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under the authoritative guidance will negatively impact our effective tax rate and increase its volatility, resulting in a reduction of our earnings. As a result of incurring net shortfalls during 2010 and 2008, we recorded $1.7 million and $3.4 million, respectively, of additional provision for income taxes. We did not experience any significant shortfalls or windfalls during 2009 associated with stock-based compensation.
     We account for uncertain tax positions under the authoritative guidance for income taxes. As of January 1, 2010 and December 31, 2010, the total amount of unrecognized income tax benefits was $6.9 million and $14.1 million (including interest and penalties), respectively. The increase in uncertain tax positions for 2010 relates primarily to carryforward tax attributes obtained in the May 2010 acquisitions of Camiant and Blueslice. A change in estimate relating to any of these unrecognized tax benefits could have a material impact on our effective tax rate.

Recent Accounting Pronouncements
     Disclosure of Supplementary Pro Forma Information for Business Combinations. In December 2010, the FASB issued Accounting Standard Update 2010-29 “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this Update affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The Update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We believe the adoption of this update will primarily result in increased disclosures, but will not have a material impact on our financial position of results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
     See the section entitled “Financial and Market Risks” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part I of this Annual Report.

Item 8. Financial Statements and Supplementary Data.
     See our Consolidated Financial Statements included herein and listed in Item 15(a) of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     Based on our management’s evaluation (with the participation of our Interim Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this Annual Report, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Management’s Report on Internal Control over Financial Reporting
     Our management, including our Interim Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
     Management (with the participation of our Interim Chief Executive Officer and our Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.
     Our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.
     Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during our fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Inherent Limitations on Effectiveness of Controls
     Our management, including our Interim Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 9B. Other Information
     Our policy governing transactions in our securities by our directors, executive officers and certain other employees permits such persons from time to time to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Exchange Act. As of December 31, 2010, each of the following persons had adopted a Rule 10b5-1 stock trading plan that was then in effect: Hubert de Pesquidoux, director, Carol Mills, director, Krish Prabhu, director and, as of January 4, 2011, our Interim President and Chief Executive Officer, Michael Ressner, director, and Ronald J. de Lange, Executive Vice President, Global Product Solutions. The Company does not undertake any obligation to disclose, or to update or revise any disclosure regarding, any such plans and specifically does not undertake to disclose the adoption, amendment, termination or expiration of any such plans.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
     Certain information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders to be held on May 13, 2011, entitled “Proposal 1 — Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the SEC. Our Proxy Statement will be filed within 120 days after the date of our fiscal year-end which was December 31, 2010.
     Tekelec has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) for employees, officers and directors. This Code sets forth certain fundamental principles and key policies and procedures that govern the conduct of the individuals subject to the Code.
     The Tekelec Code of Business Conduct and Ethics is publicly available on our website at the following URL: http://www.tekelec.com/about-tekelec/gov_code.asp and is also included in this Annual Report on Form 10-K as Exhibit 14.1 hereto. Tekelec is required to publicly disclose certain types of amendments to and waivers of the Code of Conduct that apply to our Interim Chief Executive Officer and Chief Financial and Accounting Officer. In the event of any such amendment or waiver, Tekelec intends to satisfy the disclosure requirements by posting the information on our website at the following URL: http://www.tekelec.com/about-tekelec/gov_code.asp.

Item 11. Executive Compensation.
     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders to be held on May 13, 2011, entitled “Compensation Discussion and Analysis,” “Executive Compensation and Other Information,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” to be filed with the SEC within 120 days after the date of our fiscal year-end which was December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by this item is incorporated herein by reference to the section of our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders to be held on May 13, 2011, entitled “Common Stock Ownership of Principal Shareholders and Management,” to be filed with the SEC.
     The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the section of our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders to be held on May 13, 2011, entitled “Equity Compensation Plan Information,” to be filed with the SEC within 120 days after the date of our fiscal year-end which was December 31, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information required by this Item is incorporated herein by reference to the section of our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders to be held on May 13, 2011, entitled “Certain Relationships and Related Transactions” and “Information Regarding our Board of Directors and its Committees,” to be filed with the SEC within 120 days after the date of our fiscal year-end which was December 31, 2010.

Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated herein by reference to the sections of our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders to be held on May 13, 2011, entitled “Fees Paid to PricewaterhouseCoopers LLP” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm,” to be filed with the SEC within 120 days after the date of our fiscal year-end which was December 31, 2010.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) The following documents are filed as part of this Report:
(1)	Consolidated Financial Statements
(2)	Consolidated Financial Statement Schedules

None.

Schedules that are not listed herein have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3)	List of Exhibits

Number	Exhibit

2.1*	Stock Purchase Agreement dated as of December 15, 2008, by and among the Registrant, Tekelec International, SPRL, mBalance Holding B.V., J.M. van Ouwerkerk, E.J.L. Nooren, MVO Consulting B.V., Nooren Consulting B.V. and WD-IT Holding B.V. (certain schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish a copy of any such schedule supplementally to the Commission upon request)(1)

2.2	Agreement and Plan of Merger dated as of May 5, 2010, by and among the Registrant, Camiant, Inc., SPAN Corp., Inc. and Steven Van Beaver, as representative of the stockholders of Camiant, Inc. (schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish a copy of any such schedule supplementally to the Commission upon request)(2)

2.3	Share Purchase Agreement dated as of May 5, 2010, by and among the Registrant, Tekelec Canada Inc., Stephan Ouaknine, Edie Ledany, Winvest Inc., 9129-2144 Québec Inc., 9129-2136 Québec Inc., Michael Rosenthal, John Grobstein, 171033 Canada Inc., 171036 Canada Inc., Capital Brinvest Inc. and Positron Inc. (schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and the Registrant agrees to furnish a copy of any such schedule supplementally to the Commission upon request)(2)

3.1	Amended and Restated Articles of Incorporation(3)

3.2	Amended and Restated Bylaws, as amended(4)

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers(5)(6)

Number	Exhibit

10.2	Amended and Restated 1994 Stock Option Plan, including form of stock option agreement(6)(7), as amended by Amendment No. 1 thereto dated May 8, 2003(6)(8)

10.3	Office Lease, effective as of August 1, 2009, between Duke Construction Limited Partnership, as Landlord, and the Registrant, as Tenant(9)

10.4	Office Lease, effective as of August 1, 2009, between Duke Realty Limited Partnership, as Landlord, and the Registrant, as Tenant(9)

10.5	Amended and Restated Non-Employee Director Stock Option Plan, including form of stock option agreement(6)(10)

10.6	Amended and Restated 2003 Equity Incentive Plan, including form of stock option, restricted stock unit award and share appreciation right agreements (6)(11)

10.7	Amended and Restated Credit Agreement dated as of January 13, 2011, by and among the Registrant, Tekelec International, SPRL, the lenders who are or may become a party thereto, and Wells Fargo Bank, N.A., as administrative agent, swingline lender and issuing lender(12)

10.8	Amended and Restated 2005 Employee Stock Purchase Plan, including form of subscription agreement(6)(13)

10.9	Summary of Compensation for the Non-Employee Members of the Registrant’s Board of Directors and its Committees(1)(6)

10.10	Employment Offer Letter Agreement effective January 18, 2006 between the Registrant and Frank Plastina(6)(14)

10.11	Tekelec Amended and Restated 2004 Equity Incentive Plan for New Employees, including forms of stock option, share appreciation right and restricted stock unit agreements(6)(15)

10.12	Employment Agreement effective March 21, 2007 between the Registrant and Stuart H. Kupinsky(6)(16)

10.13	Summary of Compensation Arrangements for Named Executive Officers of the Registrant, effective January 1, 2008(6)(17)

10.14	2007 Executive Officer Severance Plan, including form of employment separation agreement(6)(18), as amended by Amendment No. 1 to 2007 Executive Officer Severance Plan effective as of May 14, 2010(6)(19)

10.15	Restricted Stock Unit Award Agreement dated May 7, 2007 between the Registrant and Franco Plastina(6)(20)

10.16	Employment Agreement effective May 21, 2007 between the Registrant and Marykay Wells(6)(21)

10.17	Tekelec 2009 Executive Officer Bonus Plan(6)(22)

10.18	Managing Director Agreement dated August 22, 2008 between Tekelec Germany GmbH and Wolrad Claudy(1)(6)

10.19	Employment Separation Agreement effective March 31, 2010 between the Registrant and William H. Everett(23)

Number	Exhibit

10.20	Tekelec 2010 Executive Officer Bonus Plan(6)(23)

10.21	Credit Agreement dated as of October 2, 2008 by and among the Registrant, Tekelec International, SPRL, the lenders from time to time parties thereto, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender, Issuing Lender and Lender(1), as amended by First Amendment thereto dated as of December 10, 2008(1), Second Amendment thereto dated as of February 6, 2009(24), Fourth Amendment thereto dated as of June 12, 2009(24), Fifth Amendment and First Extension Option thereto dated December 30, 2009(25), Sixth Amendment thereto dated as of May 3, 2010(19), and Seventh Amendment thereto dated as of October 1, 2010(26) (this Credit Agreement, as amended, was replaced and superseded by the Credit Agreement that is included in this Form 10-K as Exhibit 10.7)

10.22	Summary of 2010 Compensation Arrangements for Executive Officers(6)(27)

10.23	Employment Offer Letter Agreement dated as of January 4, 2011 between the Registrant and Krish Prabhu(6)(27)

10.24	Employment Separation Agreement executed on of January 25, 2011 between the Registrant and Frank Plastina(6)(27)

10.25	Consulting Agreement dated as of January 4, 2011 between the Registrant and Frank Plastina(27)

10.26	2010 Sales Commission Policy Provisions Applicable to Wolrad Claudy(6)(27)

10.27	Employment Offer Letter Agreement dated April 7, 2005 between the Registrant and William Everett, together with employment offer letter agreement effective as of October 14, 2004 between the Registrant and Mr. Everett(6)(28)

10.28	Acquisition Agreement dated as of March 20, 2007 between the Registrant and GENBAND Inc., including Amendment No. 1 thereto dated as of April 21, 2007(29)

14.1	Code of Business Conduct for Employees, Officers and Directors(27)

21.1	Subsidiaries of the Registrant(27)

23.1	Consent of PricewaterhouseCoopers LLP(27)

31.1	Certification of President and Interim Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(27)

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(27)

32.1	Certification of Interim Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(27)

32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(27)

101.1	The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2010, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010, (v) Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2010, and (vi) Notes to Consolidated Financial Statements(27)

*	Certain portions of this exhibit have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2008.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated May 5, 2010, as filed with the Commission on May 6, 2010.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 1998.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated January 4, 2011, as filed with the Commission on January 5, 2011.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2005.

(6)	Constitutes a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2003.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 2009.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2004.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated May 16, 2008, as filed with the Commission on May 22, 2008.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated January 13, 2011, as filed with the Commission on January 18, 2011.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated June 21, 2006, as filed with the Commission on June 26, 2006

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated January 18, 2006, as filed with the Commission on January 24, 2006.

(15)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 333-108821) filed with the Commission on August 18, 2006.

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 2007.

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 2008.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated May 18, 2007, as filed with the Commission on May 24, 2007.

(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2010.

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2007.

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 2007.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated February 27, 2009, as filed with the Commission on March 5, 2009.

(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended March 31, 2010.

(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2009.

(25)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2009.

(26)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended September 30, 2010.

(27)	Filed herewith.

(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated April 7, 2005, as filed with the Commission on April 13, 2005.

(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated April 21, 2007, as filed with the Commission on April 26, 2007.

     (b) Exhibits
     See the list of Exhibits under Item 15(a)(3) of this Annual Report on Form 10-K.
     (c) Financial Statement Schedules
     None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKELEC
Dated: February 25, 2011	By:	/s/ KRISH PRABHU
Krish Prabhu
Interim President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK A. FLOYD Mark A. Floyd	Chairman of the Board and Director	February 25, 2011

/s/ KRISH PRABHU Krish Prabhu	Director, Interim President and Chief Executive Officer	February 25, 2011

/s/ HUBERT DE PESQUIDOUX Hubert de Pesquidoux	Director	February 25, 2011

/s/ RONALD W. BUCKLY Ronald W. Buckly	Director	February 25, 2011

/s/ DAVID R. LAUBE David R. Laube	Director	February 25, 2011

/s/ CAROL G. MILLS Carol G. Mills	Director	February 25, 2011

/s/ MICHAEL P. RESSNER Michael P. Ressner	Director	February 25, 2011

Thomas J. Coleman	Director

Anthony Colaluca, Jr.	Director

/s/ GREGORY S. RUSH Gregory S. Rush	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011

/s/ PAUL J. ARMSTRONG Paul J. Armstrong	Vice President, Corporate Controller	February 25, 2011

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tekelec:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of cash flows and of shareholders’ equity present fairly, in all material respects, the financial position of Tekelec and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue in 2010 and the manner in which it accounts for business combinations in 2009.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 24, 2011

TEKELEC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008
	(Thousands, except per share data)
Revenues	$423,963	$469,261	$460,564

Costs of sales:
Cost of goods sold	151,572	152,417	154,260
Amortization of intangible assets	19,220	6,204	2,507

Total cost of sales	170,792	158,621	156,767

Gross profit	253,171	310,640	303,797

Operating expenses:
Research and development	92,347	100,337	100,613
Sales and marketing	78,446	68,644	74,678
General and administrative	52,662	56,006	56,239
Amortization of intangible assets	4,632	1,221	438
Acquisition-related expenses	2,994	—	—
Acquired in-process research and development	—	—	5,690
Restructuring and other	—	2,984	1,134

Total operating expenses	231,081	229,192	238,792

Income from operations	22,090	81,448	65,005
Other income (expense), net	(3,316)	(14,755)	1,605

Income from continuing operations before provision for income taxes	18,774	66,693	66,610
Provision for income taxes	3,765	19,291	18,040

Income from continuing operations	15,009	47,402	48,570
Income from discontinued operations, net of taxes	—	—	6,469

Net income	$15,009	$47,402	$55,039

Earnings per share from continuing operations:
Basic	$0.22	$0.71	$0.73
Diluted	0.22	0.70	0.71

Earnings per share from discontinued operations:
Basic	$—	$—	$0.10
Diluted	—	—	0.09

Earnings per share :
Basic	$0.22	$0.71	$0.83
Diluted	0.22	0.70	0.80

Weighted average number of shares outstanding:
Basic	68,284	66,900	66,307
Diluted	68,905	67,651	69,859
See notes to Consolidated Financial Statements.

TEKELEC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2010	2009	2008
	(Thousands)
Net income	$15,009	$47,402	$55,039
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,371)	940	(1,178)
Realized loss on available-for-sale securities, net of taxes, previously recognized in other comprehensive income	—	—	(2)
Unrealized gain on available-for-sale securities, net of taxes	—	—	11

Comprehensive income	$11,638	$48,342	$53,870

See notes to Consolidated Financial Statements.

TEKELEC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$220,938	$277,259
Trading securities, at fair value	—	81,788
Put right, at fair value	—	11,069
Accounts receivable, net	165,019	157,369
Inventories	28,221	23,353
Income taxes receivable	3,098	1,617
Deferred income tax asset, current	19,906	66,758
Deferred costs and prepaid commissions	43,652	56,645
Prepaid expenses	8,527	7,007
Other current assets	3,687	1,943

Total current assets	493,048	684,808
Property and equipment, net	37,169	35,267
Deferred income tax asset, net, noncurrent	72,854	39,153
Other assets	1,507	1,661
Goodwill	135,564	42,102
Intangible assets, net	92,245	31,017

Total assets	$832,387	$834,008

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,823	$28,114
Accrued expenses	20,344	25,372
Accrued compensation and related expenses	22,680	40,980
Current portion of deferred revenues	145,291	149,065

Total current liabilities	206,138	243,531

Deferred income tax liabilities, noncurrent	7,430	5,477
Long-term portion of deferred revenues	6,812	5,590
Other long-term liabilities	5,422	4,863

Total liabilities	225,802	259,461

Commitments and Contingencies (Note 12)

Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 68,617,232 and 67,382,600 shares issued and outstanding, respectively	351,309	330,909
Retained earnings	256,829	241,820
Accumulated other comprehensive income (loss)	(1,553)	1,818

Total shareholders’ equity	606,585	574,547

Total liabilities and shareholders’ equity	$832,387	$834,008

See notes to Consolidated Financial Statements.

TEKELEC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
		(Thousands)
Cash flows from operating activities:
Net income	$15,009	$47,402	$55,039
Loss from discontinued operations	—	—	(6,469)
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of investment in privately-held company	—	13,587	—
Loss on investments	—	—	2
Gain (loss) on investments carried at fair value, net	(118)	(1,846)	1,964
Provision for doubtful accounts and returns	2,710	2,228	1,339
Provision for (reduction of) warranty	(1,639)	3,875	2,800
Inventory write downs	4,528	6,165	6,588
Loss on disposal of fixed assets	121	147	648
Depreciation	16,453	18,105	17,426
Amortization of intangibles	23,852	7,425	2,945
Amortization of deferred financing costs and other	698	748	939
Acquired in-process research and development	—	—	5,690
Deferred income taxes	1,252	8,035	(12,276)
Stock-based compensation	12,525	13,537	13,298
Excess tax benefits from stock-based compensation	(873)	(840)	(1,563)
Changes in operating assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	(6,277)	13,723	(22,718)
Inventories	(8,979)	(5,752)	(8,911)
Deferred costs	14,175	819	(859)
Prepaid expenses	(1,728)	1,424	1,709
Other current assets	912	(246)	(105)
Accounts payable	(16,486)	2,545	(17,310)
Accrued expenses	(3,926)	(9,498)	245
Accrued compensation and related expenses	(19,291)	(249)	(549)
Deferred revenues	(8,801)	(56,561)	34,261
Income taxes receivable	(2,049)	(1,796)	26,865
Income taxes payable	541	(7,883)	6,609

Net cash provided by operating activities — continuing operations	22,609	55,094	107,607
Net cash used in operating activities — discontinued operations	—	(184)	(2,680)

Net cash provided by operating activities	22,609	54,910	104,927

Cash flows from investing activities:
Proceeds from sales and maturities of investments	92,975	23,635	790,635
Purchases of investments	—	—	(584,524)
Purchase of acquired business, net of cash acquired	(161,953)	—	(35,766)
Payments related to acquired in-process research and development	—	—	(2,690)
Purchases of property and equipment	(17,659)	(18,720)	(19,686)

Net cash provided by (used in) investing activities	(86,637)	4,915	147,969

TEKELEC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December 31,
	2010	2009	2008
		(Thousands)
Cash flows from financing activities:
Repayment of convertible debt	—	—	(125,000)
Repurchase of common stock	—	—	(33,779)
proceeds from issuance of common stock	10,950	9,886	11,922
Excess tax benefits from stock-based compensation	873	840	1,563
Cash used to net share settle equity awards	(3,075)	(2,289)	(1,652)

Net cash provided by (used in) financing activities	8,748	8,437	(146,946)

Effect of exchange rate changes on cash	(1,041)	(444)	(2,059)

Net increase (decrease) in cash and cash equivalents	(56,321)	67,818	103,891
Cash and cash equivalents at beginning of the year	277,259	209,441	105,550

Cash and cash equivalents at end of the year	$220,938	$277,259	$209,441

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$1,406
Income taxes	7,571	21,887	16,315
See notes to Consolidated Financial Statements.

TEKELEC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock			Other	Total
	Number		Retained	Comprehensive	Shareholders
	of shares	Amount	Earnings	Income (Loss)	Equity
	(Thousands)
Balance, December 31, 2007	67,480	$319,761	$139,379	$2,047	$461,187
Issuance of shares upon exercise of stock options and SARs	951	1,399	—	—	1,399
Issuance of shares under employee stock purchase plan	138	10,523	—	—	10,523
Issuance of shares upon vesting of restricted stock units	290	—	—	—	—
Common stock withheld upon vesting of restricted stock units for payroll taxes and other cancellations	(104)	(1,652)	—	—	(1,652)
Stock-based compensation expense	—	13,298	—	—	13,298
Repurchase of common stock	(2,615)	(33,779)	—	—	(33,779)
Netun realized gain on available-for-sale securities, net of tax benefit	—	—	—	9	9
Translation adjustment	—	—	—	(1,178)	(1,178)
Net income	—	—	55,039	—	55,039

Balance, December 31, 2008	66,140	309,550	194,418	878	504,846
Issuance of shares upon exercise of stock options and SARs	746	8,341	—	—	8,341
Issuance of shares under employee stock purchase plan	144	1,545	—	—	1,545
Issuance of shares upon vesting of restricted stock units	516	—	—	—	—
Common stock withheld upon vesting of restricted stock units for payroll taxes and other cancellations	(163)	(2,289)	—	—	(2,289)
Stock-based compensation expense	—	13,537	—	—	13,537
Stock option tax benefits	—	225	—	—	225
Translation adjustment	—	—	—	940	940
Net income	—	—	47,402	—	47,402

Balance, December 31, 2009	67,383	330,909	241,820	1,818	574,547
Issuance of shares upon exercise of stock options and SARs	688	9,460	—	—	9,460
Issuance of shares under employee stock purchase plan	121	1,490	—	—	1,490
Issuance of shares upon vesting of restricted stock units	619	—	—	—	—
Common stock withheld upon vesting of restricted stock units for payroll taxes and other cancellations	(194)	(3,075)	—	—	(3,075)
Stock-based compensation expense	—	12,525	—	—	12,525
Translation adjustment	—	—	—	(3,371)	(3,371)
Net income	—	—	15,009	—	15,009

Balance, December 31, 2010	68,617	$351,309	$256,829	$(1,553)	$606,585

See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies
     Business
     We are a leading global provider of core network solutions. Our solutions enable mobile connectivity through such services as voice, text, video, and access to the Web. These solutions are engineered to provide an effective and robust intelligence layer designed to enable our customers to offer their subscribers improved customer experiences through optimization, personalization, mobility and security. Our customers predominantly include mobile (or “wireless”), fixed (or “wireline”), and cable service providers (collectively, “service providers”), including many of the largest service providers in the world. We derive our revenues primarily from the sale or licensing of these core network solutions and the related professional services, such as installation, training, and customer support, including customer extended warranty service and customer post-warranty service contracts.
      Principles of Consolidation
     The Consolidated Financial Statements include the accounts and operating results of Tekelec and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified in order to conform to the current year’s presentation. The company has evaluated subsequent events through the date that the financial statements were issued.
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
      Fair Value Measurement
     Under the authoritative guidance for fair value measurements, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. “the exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches, including quoted market prices and discounted cash flows. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1 — Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•	Level 2 — Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
     The financial assets for which we perform recurring remeasurements are cash and cash equivalents, short-term investments and long-term investments. The financial liabilities for which we perform recurring remeasurements are foreign currency forward contracts. The financial assets for which we were required to perform non-recurring remeasurements (e.g., an impairment of assets) were our previously held investments in privately-held companies. The nonfinancial assets and liabilities for which we may be required to perform non-recurring remeasurements include, but are not limited to, goodwill, intangible assets, and restructuring obligations accounted for under authoritative guidance for exit and disposal cost obligations.
     As of December 31, 2010, financial assets and liabilities utilizing Level 1 inputs included cash equivalents and foreign currency forward contracts. We did not have any financial assets utilizing Level 2 or 3 inputs as of December 31, 2010. As of December 31, 2009, financial assets utilizing Level 3 inputs included short-term trading securities comprised of investments in auction rate securities collateralized by student loans and the associated Put right. During the year ended December 31, 2009, we recorded an impairment charge related to our investments in privately-held companies, and subsequently sold both of these investments at their carrying value. Please see Note 5 “Fair Value of Financial Instruments” for detailed information about these transactions. We performed our annual impairment test for goodwill on October 1st, which provided no indication of impairment.
     The fair values of our cash, cash equivalents, accounts receivable and accounts payable approximate their respective carrying amounts. The fair value of our trading securities was $81.8 million as of December 31, 2009, representing an $11.2 million decline below their cost basis. Prior to and throughout the second quarter of 2010, issuers called certain securities which reduced the investment in our auction rate securities (“ARS”) portfolio. On June 30, 2010, we exercised our Put right requiring UBS to purchase the remaining balance of our ARS portfolio at par value plus accrued interest. As a result of the issuer calls and our exercise of the Put right, we received cash proceeds of $93.0 million during 2010, resulting in the liquidation of our ARS portfolio.
     The fair value of our derivative financial instruments, principally foreign currency contracts utilized to offset foreign currency transaction gains and losses, was not significantly different from cost as of December 31, 2010, as we entered into these contracts on the last day of our fiscal year.
      Cash and Cash Equivalents
     We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. We hold cash and cash equivalents at several major financial institutions.
      Accounts Receivable
     We typically invoice our customers for the order (or contract) value of the related products delivered at various milestones, including order receipt, shipment, installation and acceptance and for the related services when rendered. Accounts receivable are recorded at the invoiced amount and do not bear interest. We do not have any off-balance sheet credit exposure related to our customers.
      Provision for Doubtful Accounts
     We initially record our provision for doubtful accounts based on our historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the allowance for doubtful accounts, management considers, among other factors: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable (e.g., product, professional services, maintenance, etc.); (iv) our historical write-offs and recoveries; (v) the credit-worthiness of each customer; (vi) the economic conditions within the telecommunications industry; (vii) potential impact of political instability and (viii) general economic conditions. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. Once all collection efforts have been exhausted and the receivable is deemed uncollectable, we write off the receivable against the reserve.
      Investments
     Marketable securities are generally classified as available-for-sale securities and are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of shareholders’ equity, net of tax. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. To date, we have had no such other-than-temporary declines below cost basis. We utilize specific identification in computing realized gains and losses on the sale of investments. Investments in marketable securities with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is made available for current operations.
     As of December 31, 2009, we held $81.8 million of ARS recorded at fair value, which represented a decline of $11.2 million below our cost basis, and an associated UBS Put right, recorded at an estimated fair value of $11.1 million. Prior to and throughout the second quarter of 2010, issuers called certain securities which reduced the investment in our ARS portfolio. On June 30, 2010, we exercised our Put right requiring UBS to purchase the remaining balance of our ARS portfolio at par value plus accrued interest. As a result of the issuer calls and our exercise of the Put right, we received cash proceeds of $93.0 million during 2010, resulting in the liquidation of our ARS portfolio.
     In 2009, we sold our investments in privately-held companies for total cash consideration of $8.7 million, which approximated their then current carrying value. These investments were classified as long-term assets and were accounted for under the cost method since we did not have the ability to exercise significant influence over their operations. During 2009, we recorded an impairment charge of $13.6 million related to one of these investments, which is included in “Other income (expense), net” in the accompanying Consolidated Financial Statements. Realized gains and losses on our investments are reported in “Other income (expense), net.”
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
     Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade accounts receivable and financial instruments used in foreign currency hedging activities. We primarily invest our excess cash in money market instruments and, historically, in marketable securities as discussed more fully in Note 7.
     We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable, as the majority of our customers are large, well-established companies. Under certain circumstances we may require the customer to provide a letter of credit. We maintain reserves for potential credit losses. We rely on sole suppliers for certain components of our products and rely on a limited number of contract manufacturers and suppliers to provide manufacturing services for our products. The inability of a contract manufacturer or supplier to fulfill our supply requirements could materially impact future operating results.
     In 2010, sales to AT&T represented 18% of our revenues. In 2009, sales to AT&T represented 14% of our revenues, and sales to Verizon represented 10% of our revenues. Additionally, combined sales to the Orange Group and an affiliate represented 10% of our revenues in each of 2009 and 2008. Because our customers are primarily in the telecommunications industry, our accounts receivable are concentrated within one industry and therefore are exposed to concentrations of credit risk within that industry.

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
      Deferred Costs and Prepaid Commissions
     For all customer sales arrangements in which we defer the recognition of revenue, we also defer the associated costs, such as the cost of the hardware, installation costs, and other direct costs associated with the revenue, including sales commissions. The commission payments, which are paid upon order, are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under our sales arrangements. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue generated that they should be recorded as an asset and charged to expense over the same period that the revenue is recognized. Changes associated with deferred commissions are included in sales and marketing expenses in the accompanying Consolidated Statements of Operations. Costs are only deferred up to the fair value of the products or services being sold and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
     Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and the gain or loss is reflected in “Other income (expense), net” in the Consolidated Statements of Operations.
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
      Intangible Assets and Goodwill
     We account for our business combinations in accordance with the authoritative guidance for business combinations, and the related acquired intangible assets and goodwill in accordance with the authoritative guidance for intangibles — goodwill and other. The authoritative guidance for business combinations specifies the accounting for business combinations and the criteria for recognizing and reporting intangible assets apart from goodwill.

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
     The authoritative guidance for intangibles and goodwill requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful lives. Intangible assets are being amortized over a period of up to five years using the greater of the straight-line method or a manner that better reflects the utilization of their economic benefit as prescribed by the authoritative guidance for intangibles and goodwill.
     The authoritative guidance for intangibles and goodwill also requires that goodwill not be amortized but instead be tested for impairment in accordance with the provisions of the guidance at least annually and more frequently upon the occurrence of certain events (see “Impairment of Long-Lived Assets” below). Please refer to Note 8 for a further discussion of our intangible assets and goodwill.
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
      Contingent Liabilities
     We have a number of unresolved regulatory, legal and tax matters, as discussed further in Note 9, Note 10, and Note 12. We provide for contingent liabilities in accordance with the authoritative guidance for contingencies. In accordance with the authoritative guidance for contingencies, a loss contingency is charged to income when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred. In cases where our insurance carrier has agreed to reimburse us for legal costs, including any accrued losses, we record a receivable in our Consolidated Financial Statements for any such amounts.
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
      Product Warranty Costs
     Our sales arrangements with our customers typically provide for approximately 12 months of warranty coverage (the “Standard Warranty”) from shipment. Our customers can extend their warranty coverage outside the term of the Standard Warranty through our extended warranty programs. As discussed further below under revenue recognition, we account for our Standard Warranty and extended warranty offerings as separate elements of an arrangement, with the fair value of these elements recognized as revenue ratably over the service period. We expense all costs associated with these elements as incurred.
     For purposes of determining when the cost of our warranty offerings has been “incurred,” we follow the authoritative guidance for extended warranty related services revenue recognition. Under the guidance, costs must be recognized as “incurred” when a warranty event occurs, which may precede the expenditures to satisfy the warranty claim. While we generally expense all costs as the expenditure is made, we accrue the costs expected to be incurred with a specific product defect, which is generally a defect that is classified as a Class A defect. A Class A defect is a designation that obligates us to correct a pervasive defect in one of our products. In the case of a Class A defect or specific known product defect that we have committed to remedy, we accrue the expected costs to be incurred at the time we determine that it is probable that we have an obligation to repair a product defect and the expected expenditures are estimable. All warranty related expenses are reflected within cost of sales in the accompanying Consolidated Statements of Operations.
     In 2008, we incurred $2.1 million of warranty charges, consisting of (i) a $2.8 million provision for Class A warranty event related to our performance management product line, and (ii) revisions of estimates relating to previous Class A warranty events resulting in a reduction in expense of approximately $0.7 million. In 2009, we recorded an additional $3.9 million net charge related to item (i) above as a result of a revision of cost estimates required to address the warranty related issues. Based on the actual results in resolving the issue, we have subsequently updated our estimates and have reduced the warranty accrual in 2010 by approximately $1.6 million.
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
     An analysis of changes in the liability for product warranty costs is as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$3,592	$2,602	$1,665
Current year provision, net	(1,640)	3,875	2,082
Expenditures	(767)	(2,885)	(1,145)

Balance at end of year	$1,185	$3,592	$2,602

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
     Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. We do not designate our derivative instruments as accounting hedges as defined by the authoritative guidance for derivatives and hedging, and, accordingly, we adjust these instruments to fair value through operations (i.e., included in “Other income (expense), net”). We do not hold or issue financial instruments for speculative or trading purposes. Please refer to Note 6 for a further discussion of our derivative instruments and hedging activities.
      Revenue Recognition
     Substantially all of our revenues are derived from sales or licensing of our (i) telecommunications products, (ii) professional services including installation, training, and general support, and (iii) warranty-related support, comprised of telephone support, repair and return of defective products, and product updates (commonly referred to as maintenance, post-contract customer support or PCS). Our customers generally purchase a combination of our products and services as part of a multiple deliverable arrangement.
          Determining Separate Elements and Allocating Value to Those Elements
     In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-14: Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements — a consensus of the EITF (ASU 2009-14) which amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the industry-specific software revenue recognition guidance in ASC 985-605 Software (historically referred to as SOP 97-2.)
     The FASB also amended the accounting standards for revenue recognition for arrangements with multiple deliverables by issuing Accounting Standards Update 2009-13: Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a consensus of the EITF (ASU 2009-13). This new authoritative guidance for arrangements with multiple deliverables requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. It also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (i) vendor-specific objective evidence (“VSOE”) if available; (ii) third-party evidence (“TPE”) if vendor-specific objective evidence is not available; and (iii) best estimated selling price (“BESP”) if neither vendor-specific nor third-party evidence is available. The new guidance eliminates the residual method of allocation for multiple-deliverable revenue arrangements which we used historically when we applied the software revenue recognition guidance to our multiple element arrangements.
     We elected to early adopt, as permitted, the new authoritative guidance included in ASU 2009-14 and ASU 2009-13 (collectively “the ASUs”) on January 1, 2010, on a prospective basis for applicable transactions originating or materially modified after January 1, 2010. As substantially all of our telecommunications products include both tangible products and software elements that function together to deliver the tangible product’s essential functionality, the guidance found in ASC 985-605 no longer applies to the majority of our product revenue transactions. The new guidance does not generally change the units of accounting for our revenue transactions as most of our products and services qualify as separate units of accounting. Additionally, as our customers generally purchase a combination of our products and services as part of a multiple deliverable arrangement, we follow the guidance in ASU 2009-13. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue. The adoption of these new accounting standards did not have a material impact on the timing, pattern, or amount of revenue recognized in 2010, primarily due to (i) a portion of the revenue for the year ended December 31, 2010 being derived from the backlog of orders which were received prior to January 1, 2010 and therefore were not accounted for under the new non-software revenue recognition guidance, and (ii) the revenue recognition guidance in the ASUs not differing significantly from the software revenue recognition guidance in ASC 985-605 when applied to acceptance based arrangements and arrangements that are received and fulfilled within the same quarter.
     For transactions entered into prior to January 1, 2010 and not materially modified after that date, we follow the separation and allocation guidance in ASC 985-605. Additionally, arrangements entered into after January 1, 2010 where the tangible products and software elements do not function together to deliver the tangible product’s essential functionality and extended maintenance arrangements are also accounted for under this guidance. For these transactions, the entire fee from the arrangement is required to be allocated to each respective element based on its relative selling price using VSOE. Sales of our products generally include at least one year of warranty coverage. Since we do not sell our products separately from this warranty coverage, and we rarely sell our products on a standalone basis, we are unable to establish VSOE for our telecommunications products accounted for under this guidance. Accordingly, we utilize the residual method to allocate revenue to each of the elements of an arrangement. Under the residual method, we allocate the total fee in an arrangement first to the undelivered elements (typically professional services and warranty services) based on VSOE of those elements, and the remaining, or “residual,” portion of the fee to the delivered elements (typically the product or products).
     For transactions entered into after January 1, 2010 that are accounted for under the ASUs, we allocate consideration to each deliverable in an arrangement based on its relative selling price. We follow a hierarchy to allocate the selling price based on VSOE, then TPE and finally BESP. As discussed above, we rarely sell our products on a stand-alone basis or without warranty coverage and thus, we are not able to establish VSOE for our telecommunications products. Additionally, we generally expect that we will not be able to establish TPE due to the nature of our products and the markets in which we compete. Accordingly, we expect the selling price of our proprietary hardware and software products to be based on our BESP. For third party off the shelf hardware products, we utilize TPE, as there is a well established market price for these products. We have established VSOE for our services and maintenance offerings and, therefore, we utilize VSOE for these elements.
     Since the adoption of the new guidance, we have primarily used the same information used to set pricing strategy to determine BESP. We have corroborated the BESP with our historical sales prices, the anticipated margin on the deliverable, the selling price and profit margin for similar deliverables, and the characteristics of the varying geographical markets in which the deliverables are sold. We analyze the selling prices used in our allocation of arrangement consideration at least semi-annually. Selling prices are analyzed more frequently if a significant change in our business necessitates a more timely analysis.
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
           Product Revenue
     All arrangements, regardless of how we determine separate elements or allocate consideration to the underlying units of account, are evaluated for the following four criteria:
•	Persuasive evidence of an arrangement exists. We consider a non-cancelable agreement (such as a customer purchase order, contract, etc.) to be evidence of an arrangement.

•	Delivery has occurred. Delivery is considered to occur when title to and the risk of loss of our products has passed to the customer, which typically occurs at physical delivery of the products to a common carrier. For arrangements with systems integrators and OEM customers, we recognize revenue when title to the last product in a multiple-element arrangement has passed. For arrangements with resellers, we generally recognize revenue upon evidence of sell-through to the end customer.

•	The fee is fixed and determinable. We assess whether fees are fixed and determinable at the time of sale. Our standard payment terms may vary based on the country in which the arrangement is executed and the credit standing of the individual customer, among other factors. We generally consider payments that are due within nine months of shipment or acceptance to be fixed or determinable based upon our successful collection history on such arrangements. We evaluate payment terms in excess of nine months but less than one year on a case-by-case basis as to whether the fee is fixed or determinable. In addition, we only consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•	Collection is probable. We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine collection is not probable, we defer the revenue and recognize the revenue upon cash collection.
     Additionally, for arrangements that include acceptance provisions based on our published specifications, revenue is recognized upon shipment, assuming all other revenue recognition criteria are met, provided that we have previously demonstrated that the product meets the specified criteria and we have an established history with similar transactions. If the acceptance provisions are long-term in nature or the acceptance is based upon customer specified criteria for which we cannot reliably demonstrate that the delivered product meets all the specified criteria, revenue is deferred until the earlier of the receipt of written customer acceptance or the expiration of the acceptance period. If an arrangement includes acceptance provisions that are short-term in nature, we provide for a sales return allowance in accordance with the authoritative guidance for revenue recognition. In the event we cannot reasonably estimate the incidence of returns, we defer revenue until the earlier that such estimate can reasonably be made or receipt of written customer acceptance or expiration of the acceptance period.
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
     Our customers can extend their warranty coverage outside the term of the standard warranty through our extended warranty programs. Renewal rates for extended warranties are typically established based upon a specified percentage of net product fees as set forth in the arrangement. We recognize revenue for our extended maintenance contracts in accordance with ASC 985-605 as these arrangements are considered post contract support or “PCS” as defined by that guidance. There would be no difference in the timing or amount of our maintenance revenues if they were recognized under other authoritative revenue guidance.
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
     The following table shows the total revenue for the year ended December 31, 2010 recognized according to the new non-software revenue recognition and the software guidance (in thousands):

Year
Ended
December 31, 2010
New non-software revenue recognition guidance(1)	$163,883
Software revenue recognition guidance	260,080

Total	$423,963

(1)	For the reasons discussed above, the timing of the revenue recognized for the year ended December 31, 2010 would not have been materially different if we had recorded it under the existing software revenue guidance.
     The following table shows the total deferred revenue as of December 31, 2010 accounted for according to the software and the new non-software revenue recognition guidance (in thousands):

December 31,
2010
New non-software revenue recognition guidance	$39,326
Software revenue recognition guidance	112,777

Total	$152,103

     While the timing of the revenue recognized for the year ended December 31, 2010 would not have been materially different if we had recorded it under the existing software revenue guidance, we expect that this new accounting guidance will facilitate our efforts to optimize our offerings due to better alignment between the economics of an arrangement and the accounting. This may lead to our engaging in new go-to-market practices in the future. As these go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and BESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from the results in the current period. Also, as our solution offerings evolve to include software only components, these solutions will remain subject to the software revenue recognition guidance in ASC 985-605. Should such new business strategies impact our ability to maintain our established VSOE on maintenance and services, the revenue for these software solutions will be accounted on a straight line basis disproportionally impacting our margins.
      Cost of Sales
     Cost of sales consists primarily of materials, labor and overhead costs incurred internally or paid to contract manufacturers to produce our products, personnel and other implementation costs incurred to install our products and train customer personnel, and customer service and third party original equipment manufacturer costs to provide continuing support to our customers under our warranty offerings. Also included in cost of sales is the amortization of certain intangible assets.
      Shipping and Handling Costs
     Shipping and handling costs are included as a component of costs of sales in the accompanying Consolidated Statements of Operations because we include in revenues the related costs that we bill our customers.
      Advertising
     We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating the advertising in the period in which the advertising is used. Advertising costs are included in sales and marketing expenses and amounted to approximately $0.5 million, $0.5 million, and $0.7 million in 2010, 2009 and 2008, respectively.

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
      Accounting for Uncertain Tax Positions
     We account for uncertain tax positions in accordance with the authoritative guidance for income taxes. We recognize interest and penalties related to income tax exposures as incurred as a component of the provision for income taxes in the Consolidated Statements of Operations.
      Presentation of Taxes Collected from Customers and Remitted to Governmental Authorities
     We present taxes (e.g., sales tax) collected from customers and remitted to governmental authorities on a net basis (i.e., excluded from revenues).
      Stock-Based Compensation
     We account for our employee stock-based compensation plans using the fair value method, as prescribed by the authoritative guidance for stock compensation. The authoritative guidance for stock compensation requires that we estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. To estimate the fair value of our stock option awards, stock appreciation rights (“SARs”), and employee stock purchase plan shares we currently use the Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models available today, including future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by our employees may vary significantly from the amounts expensed in our financial statements.
     For restricted stock or restricted stock unit awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize this fair value to compensation expense over the requisite service period or vesting term. The expense with respect to performance-based grants is accrued based on our assessment of the probability that the performance conditions will be achieved. To the extent that we believe it is probable that the performance goals will be achieved, the expense associated with performance-based grants is accrued according to the vesting schedule of the award beginning in the period when achievement is considered probable. We reassess the probability of the performance conditions being achieved at each reporting period, and adjust the accrual for subsequent changes in the estimated or actual outcome.
     The authoritative guidance for stock compensation also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption. Stock-based compensation expense for the years ended December 31, 2010, 2009, and 2008 was approximately $12.5 million, $13.5 million, and $13.3 million, respectively. See Note 13 for additional information regarding the stock-based compensation expense.

     Earnings Per Share
     We determine earnings per share in accordance with the authoritative guidance for “earnings per share.” Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the applicable period. Diluted earnings per share are determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive stock options and SARs, unvested restricted stock and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options and SARs, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
     Restructuring and Related Expenses
     Our severance policies include all officers and employees and the pre-defined severance benefits are communicated to all employees. We account for costs incurred under these severance plans, including obligations created under labor laws such as the Workers’ Adjustment and Retraining Notification Act (the “WARN Act”), in accordance with the authoritative guidance for compensation — nonretirement postemployment benefits. Under this guidance, we record these obligations when the obligations are estimable and probable.
     We account for one-time termination benefits, contract termination costs and other related exit costs in accordance with the authoritative guidance for exit or disposal cost obligations. This guidance requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. Additionally, this guidance requires that (i) liabilities associated with exit and disposal activities be measured at fair value, (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period, (iii) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract), and (iv) all other costs related to an exit disposal activity be expensed as incurred. Restructuring liabilities are included in “Accrued expenses” in the accompanying Consolidated Financial Statements.
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
     According to the revised accounting guidance for business combinations, the purchase price allocated to research and development projects that have not yet reached technological feasibility and for which no alternative future use exists (“IPR&D”) is capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment until completion of the underlying development. Upon the completion of the underlying development, the capitalized IPR&D asset is amortized over its estimated useful life. Prior to the adoption of the revised accounting guidance, IPR&D was expensed upon acquisition.
     Segment Information
     We disclose information concerning our operating segments in accordance with the authoritative guidance for segment reporting which requires segmentation based on our internal organization and reporting of revenues and operating income based upon internal accounting methods commonly referred to as the “management approach.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Interim Chief Executive Officer. We consider ourselves to be in a single reportable segment, specifically the development and sale of signaling telecommunications and related value-added applications and services. We provide enterprise wide disclosures as required by the authoritative guidance for segment reporting in our interim unaudited condensed Consolidated Financial Statements and our annual Consolidated Financial Statements.

     Recent Accounting Pronouncements
     Disclosure of Supplementary Pro Forma Information for Business Combinations. In December 2010, the FASB issued Accounting Standard Update 2010-29 “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this Update affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The Update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We believe the adoption of this update will primarily result in increased disclosures, but will not have a material impact on our financial position of results of operations.
Note 2 — Recent Acquisitions
     In the second quarter of 2010 we completed the acquisition of Camiant, Inc. (“Camiant”) and Blueslice Networks, Inc. (“Blueslice”) for cash consideration of $127.0 million and $35.0 million, respectively, for an aggregate of $162.0 million. We have included the results of operation of these acquisitions in our consolidated results from the date of acquisition. Expenses associated with these acquisitions consist primarily of legal, employee related and other professional fees and totaled $3.0 million during the year ended December 31, 2010. These costs were expensed as incurred and are recorded separately in the accompanying Statement of Operations under the heading “Acquisition-related expenses.”
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

     The acquisition resulted in the recognition of a deferred tax liability of approximately $27.1 million related to accounting and tax basis differences in the acquired intangible assets. Additionally, in determining the purchase price allocation, liabilities were recorded for existing uncertain tax positions in the aggregate amount of $2.6 million. These items are included in our annual tabular reconciliation included in Note 10.
     The tangible assets and liabilities acquired were as follows (in thousands):

Cash and investments	$1,959
Accounts receivable(1)	1,862
Inventories	350
Prepaid expenses	330
Deferred tax asset	16,651
Deferred costs	655
Property and equipment	979
Other long term assets	22

Total tangible assets	22,808
Accounts payable and accrued expenses	(6,682)
Deferred revenue	(4,244)

Total liabilities	(10,926)

Net tangible assets	$11,882

(1)	The gross contractual amount of accounts receivable was $2.3 million with the estimated fair value being $1.9 million.
     The remaining purchase price was allocated among the Camiant intangible assets and goodwill acquired based on their estimated fair values determined as discussed above and was as follows (in thousands):

Amortizable intangible assets	$69,190
In-process research and development	2,180
Goodwill	72,802

Total fair value of Camiant intangible assets and goodwill	$144,172

     Based on the purchase price allocation, $2.2 million of the purchase price represented research and development activities (“IPR&D”) that had not yet reached technological feasibility. IPR&D is considered an indefinite lived intangible asset until the completion or abandonment of the associated research and development efforts. Prior to completion or abandonment, we will not record amortization but will test for impairment in accordance with the authoritative guidance for intangibles and goodwill. Upon completion or abandonment, we will determine the useful life of the assets and record amortization expense over this useful life. During the second half of 2010, we completed the underlying development with respect to certain projects previously categorized as IPR&D with indefinite lives. This resulted in a transfer of $1.7 million from IPR&D with indefinite lives acquired in this transaction to purchased technology.
     The identifiable amortizable intangible assets created as a result of the acquisition will be amortized over the greater of the straight line method or a manner that better reflects the utilization of their economic benefit (e.g., estimated customer attrition rates).

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
Acquisition of Blueslice
     On May 5, 2010 we completed the acquisition of all issued and outstanding shares of capital stock of Blueslice, a provider of next-generation subscriber data management solutions, through a share purchase agreement with Tekelec Canada Inc., our wholly-owned subsidiary, and the various owners of all of the issued and outstanding shares of capital stock of Blueslice. The aggregate purchase price of $35.0 million consisted of (i) aggregate cash of approximately $33.5 million paid to Blueslice stockholders and/or their designees, and (ii) the payment of indebtedness of Blueslice in the amount of $1.5 million. Upon the closing of the transaction, $5.0 million of this consideration was placed in escrow with a third party escrow agent for fifteen months for the satisfaction of potential indemnification claims we have the right to make under the share purchase agreement. Blueslice’s solution centralizes cross-domain subscriber information in a back-end database, supporting multiple front-end applications, including our next-generation Home Location Register, Home Subscriber Server, SIP Application Server, and authentication, authorization and accounting (“AAA”) Server.
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

     The acquisition resulted in the recognition of a deferred tax liability of approximately $4.1 million related to accounting and tax basis differences in the acquired intangible assets. Additionally, in determining the purchase price allocation, liabilities were recorded for existing uncertain tax positions in the amount of $4.0 million which is included in our annual tabular reconciliation included in Note 10.

     The tangible assets and liabilities acquired were as follows (in thousands):

Accounts receivable(1)	$1,425
Inventories	14
Prepaid expenses and other current assets	2,525
Deferred tax asset	194
Deferred costs	276
Other current assets	52
Property and equipment	86
Other long term assets	9

Total tangible assets	4,581
Accounts payable and accrued expenses	(845)
Deferred revenue	(1,405)

Total liabilities	(2,250)

Net tangible assets	$2,331

(1)	The gross contractual amount of accounts receivable was $1.5 million with the estimated fair value being $1.4 million.
     The remaining purchase price was allocated among the Blueslice identifiable intangible assets and goodwill acquired based on their estimated fair values determined as discussed above and was as follows (in thousands):

Amortizable intangible assets	$13,930
In-process research and development	730
Goodwill	22,093

Total fair value of Blueslice intangible assets and goodwill	$36,753

     Based on the purchase price allocation, $0.7 million of the purchase price represented research and development activities (“IPR&D”) that had not yet reached technological feasibility at the date of acquisition and, therefore was considered an indefinite lived intangible asset accounted for as discussed above. During the second half of 2010, we completed the underlying development for these projects, resulting in the transfer of the $0.7 million from IPR&D with indefinite lives acquired in this transaction to purchased technology.
     The identifiable amortizable intangible assets created as a result of the acquisition will be amortized over the greater of the straight line method or a manner that better reflects the utilization of their economic benefit (e.g., estimated customer attrition rates).

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

Select Pro-Forma Financial Information (Unaudited)
     The following represents our unaudited condensed pro-forma financial results as if the acquisitions of Camiant and Blueslice had occurred as of January 1, 2009. Unaudited condensed pro-forma results are based upon accounting estimates and judgments that we believe are reasonable. The condensed pro-forma results are not necessarily indicative of the actual results of our operations had the acquisitions occurred at the beginning of the periods presented, nor does it purport to represent the results of operations for future periods. For example, included in these pro-forma results is the estimated impact of intangible asset amortization and other acquisition-related expenses on 2009 results. Based on the estimated useful lives of certain intangible assets and how the acquisition-related expenses are estimated to be incurred, pro-forma amounts presented in the table below for the year ended December 31, 2010 include less expense related to these items than our actual results for the same periods.

	Year ended
	December 31,
	2010	2009
	(in thousands, except per share amounts)
Revenues	$432,429	$488,255
Net Income	$15,379	$29,892
Basic earnings per share	$0.23	$0.45
Diluted earnings per share	$0.22	$0.44
     Our actual operating results for the three and nine months ended December 31, 2010 included revenues and net loss from the acquired businesses as follows (in thousands):

	Year Ended December 31, 2010
	Camiant	Blueslice	Total

Revenues	$11,656	$1,847	$13,503
Net loss	$(11,813)	$(3,908)	$(15,721)
     Included in our actual operating results for the year ended December 31, 2010 is $10.0 million of after tax amortization related to acquired intangible assets.
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
     In connection with the acquisition of Blueslice, we (i) entered into agreements with certain Blueslice employees under which we agreed to pay an aggregate cash amount of $1.5 million based on each employee’s completion of individual integration milestones, and (ii) granted, performance-based restricted stock units, with an estimated fair value at the date of the grant of approximately $2.0 million, to certain Blueslice employees. The performance-based restricted stock units were fully earned in 2010 based on an individual employee’s achievement of individual integration milestones, and thereafter will vest in four equal annual installments based on an individual employee’s continued employment with us. The liability related to the above cash compensation arrangements is recorded under the “Accrued compensation and related expenses” heading in the accompanying Consolidated Balance Sheet.

     The following table shows the cash and equity compensation expense recognized in the year ended December 31, 2010 related to the agreements discussed above (in thousands):

Year
Ended
December 31, 2010

Camiant cash compensation expense in lieu of unvested options	$2,284
Blueslice cash compensation expense	1,427
Blueslice stock-based compensation expense	902

$4,613

     We may be required to recognize future compensation expense pursuant to the above agreements of up to $4.1 million.
Acquisition of mBalance
     On December 16, 2008, we expanded our solutions portfolio by acquiring mBalance Group B.V (“mBalance”) whose software has historically been an important element of our mobile messaging product family. mBalance products and services include Message Routing, Message Security, Application Gateway, Active Message Store, and a 2G-3G Message Gateway. Under the terms of the acquisition agreement, we acquired 100% of mBalance’s stock for (i) approximately $39.5 million in cash at closing, of which approximately $7.3 million remains in escrow with a third party escrow agent pending resolution of indemnification claims we have made under the share purchase agreement following the closing date, and (ii) a working capital adjustment of $3.6 million that was paid by us in the first quarter of 2009.
     Based on the purchase price allocation, $3.0 million of the purchase price represented acquired IPR&D that had not yet reached technological feasibility and had no alternative future use. The IPR&D amount was recorded as an intangible asset and, according to then applicable accounting rules, immediately written off to expense in the fourth quarter of 2008.
     Included in the net tangible assets acquired of mBalance was approximately $1.0 million related to certain severance and associated costs accrued by us upon acquisition. During 2009 and 2010, cash payments of $0.8 million and $0.2 million, respectively, were made with respect to these obligations.
Acquisition of Estacado Systems
     On January 18, 2008, we entered into an asset purchase agreement with Estacado Systems, LLC (“Estacado”) and acquired substantially all of the assets of Estacado for approximately $4.4 million, consisting of $2.7 million of cash at closing and an obligation to pay an additional $1.7 million of contingent consideration, as discussed further below. We acquired Estacado in order to extend our depth in SIP-based intellectual property and to accelerate the development of next-generation solutions for our customers. At the time of the acquisition, we allocated the initial payment of approximately $2.7 million to two technology projects under development which we determined had not yet reached technological feasibility and had no alternative future use. Accordingly, we recorded the amount allocated to these IPR&D projects as an expense under the caption “Acquired in-process research and development” in the accompanying Consolidated Statements of Operations for year ended December 31, 2008.
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
     Disposition of SSG
     In March 2007, we sold our Switching Solutions Group business (“SSG”) to GENBAND Inc. (“Genband”) for $1.0 million in cash and a 19.99% interest in Genband’s outstanding vested voting equity, after giving effect to the issuance.

     In 2008, we determined that we were able to realize additional R&D tax credits generated by SSG along with a change in the estimated tax loss realized on the sale of SSG, resulting in an additional tax benefit of $2.1 million being recorded in 2008 as part of discontinued operations. Further, during 2008 we recorded the following in discontinued operations: (i) gain of $2.4 million, net of taxes, resulting from the receipt of additional Genband shares released to us from escrow in the third quarter of 2008; and (ii) a gain of $1.9 million, net of taxes, resulting from changes in estimates relating to the SSG facilities exit costs. We sold our equity interest in Genband in the fourth quarter of 2009. We classified the SSG business as discontinued operations in the first quarter of 2007 and thus the financial results of SSG are reported separately as discontinued operations for all subsequent periods presented. Summarized results of operations for SSG for the year ended December 31, 2008 were as follows (in thousands):

For the Year Ended
December 31, 2008
Revenues	$—

Loss from discontinued operations before provision for income taxes	$—
Benefit from income taxes	(2,148)

Gain (loss) before minority interest, net of income taxes	2,148
Gain (loss) on sale of discontinued operations, net of taxes	4,321

Gain (loss) from discontinued operations, net of taxes	$6,469

Note 3 — Restructuring and Other Costs
     During 2009 and 2008 we recorded a charge of $3.0 million and $0.9 million, respectively, for severance and associated costs under our severance polices related to the termination of twenty-nine employees and nine employees, respectively. This activity was the result of re-aligning our staffing with our anticipated resource requirements.
     Reconciliation of restructuring obligations
     The following table provides detail on our restructuring activities and the remaining obligations as of and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Severance
	Costs and	Facility
	Related	Exit Costs
	Benefits	and Other	Total

Restructuring obligations, December 31, 2007	$4,595	$4,774	$9,369
Restructuring and related expenses recognized in 2008:
2008 Continuing Operations activities	891	463	1,354
SSG lease exit cost change in estimate	—	(2,940)	(2,940)

Total restructuring and related expenses	891	(2,477)	(1,586)
Cash payments	(4,017)	(2,113)	(6,130)

Restructuring obligations, December 31, 2008	1,469	184	1,653
2009 Restructuring and related expenses	2,984	—	2,984
Cash payments	(1,346)	(184)	(1,530)

Restructuring obligations, December 31, 2009	3,107	—	3,107
Cash payments	(2,542)	—	(2,542)
Effect of exchange rate changes	(124)	—	(124)

Restructuring obligations, December 31, 2010	$441	$—	$441

     Restructuring obligations are included in “Accrued expenses” in the accompanying Consolidated Balance Sheets. We anticipate settling all of our restructuring obligations during the first half of 2011. This is based on our current best estimate, which could change if actual activity differs from what is currently expected.

Note 4 — Other Income and Expense
     The components of “Other expense, net” were as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
	(Thousands, except per share data)
Other income (expense ), net:
Interest income	$348	$1,159	$9,047
Interest expense	(267)	(243)	(1,986)
Impairment of investment in privately held company	—	(13,587)	—
Gain (loss) on sale of investments	—	—	(2)
Gain (loss) on investments carried at fair value, net	118	1,846	(1,964)
Foreign currency loss, net	(2,383)	(3,020)	(1,959)
Other, net	(1,132)	(910)	(1,531)

Total other income (expense), net	$(3,316)	$(14,755)	$1,605

     On June 15, 2008, our previously outstanding 2.25% Senior Subordinated Convertible Notes (“the Notes”) matured and were repaid in accordance with their terms. Interest expense related to the Notes, including amounts relating to the amortization of related deferred financing costs, was $1.9 million for the year ended December 31, 2008.
Note 5 — Fair Value of Financial Instruments
Recurring Measurements
     We measure certain financial assets and liabilities at fair value on a recurring basis. The fair value of our cash, cash equivalents, accounts receivable and accounts payable approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments. The following table sets forth our financial instruments carried at fair value as of December 31, 2010 and December 31, 2009 (in thousands):

	Financial Instruments
	Carried at Fair Value
	December 31,	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$220,938	$277,259
Trading securities	—	81,788
Put right	—	11,069

Total assets	$220,938	$370,116

     The fair value of our financial instruments as of December 31, 2010 is based on quoted prices in active markets for identical items and falls under Level 1 of the fair value hierarchy as defined in the authoritative guidance.

     The following tables set forth a summary of changes in the fair value of our Level 3 financial assets for the years ended December 31, 2008, 2009, and 2010 (in thousands):

	Auction Rate	Put
	Securities	Right

Balance, December 31, 2007	$—	$—
Transfers to Level 3	127,400	—
Purchases and receipts	—	18,738
Redemptions	(19,500)	—
Realized gain on sales	—	—
Gains (losses) on securities held at period end or redeemed (1)	(20,702)	—

Balance, December 31, 2008	87,198	18,738

Transfers to Level 3	—	—
Purchases and receipts	—	—
Redemptions	(14,925)	—
Realized gain on sales	—	—
Gains (losses) on securities held at period end or redeemed (1)	9,515	(7,669)

Balance, December 31, 2009	81,788	11,069

Transfers to Level 3	—	—
Purchases and receipts	—	—
Redemptions	(92,975)	—
Realized gain on sales	—	—
Gains (losses) on securities held at period end or redeemed (1)	11,187	(11,069)

Balance, December 31, 2010	$—	$—

(1)	Included in Other income (expense), net in the accompanying Consolidated Statements of Operations.
Trading Securities and Put Right
     As of December 31, 2009, we held $81.8 million of Auction Rate Securities (“ARS”) recorded as trading securities at fair value, which represented a decline of $11.2 million below our cost basis. We also held an associated UBS Put right (the “Put right”), for which we elected the fair value option, recorded at an estimated fair value of $11.1 million. Gains and losses related to these instruments were included in “Other income (expense), net” in the accompanying Statements of Operations. On June 30, 2010, we exercised our Put right requiring UBS to purchase the remaining balance of our ARS portfolio at par value plus accrued interest. As a result of issuer calls and our exercise of the Put right, we received cash proceeds of $93.0 million in 2010, resulting in the liquidation of our ARS portfolio.
Derivative Instruments
     Our derivative instruments, which consist primarily of foreign currency forward contracts, are recognized as assets or liabilities at fair value. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. Our foreign currency forward contracts are structured to expire on the last day of each quarter, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends. Because of the short duration of these contracts, their fair value was not significant as of December 31, 2010 and 2009.
Nonrecurring Measurements
     We measure certain assets, accounted for under the cost method, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other than temporarily impaired.
     We measure the fair value of our nonfinancial assets and liabilities, including but not limited to, intangible assets, goodwill and restructuring obligations that are accounted for under the authoritative guidance for exit or disposal cost obligations. We perform our annual impairment test for goodwill on October 1st of each fiscal year and more frequently upon the occurrence of certain events in accordance with the provisions of the authoritative guidance for intangible assets and goodwill. The results of our annual impairment test did not indicate the goodwill was impaired, nor were there any other known triggering events that would indicate a potential impairment of the goodwill.
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
     We continually monitor our exposure to fluctuations in foreign currency exchange rates. As we have expanded internationally, an increasing proportion of our revenues, costs and operating expenses are denominated in foreign currencies, resulting in an increase in our foreign currency exchange rate exposure. We enter into multiple forward contracts throughout a given month to mitigate our changing exposure to foreign currency exchange rate fluctuations principally related to receivables generated from sales denominated in non-functional currencies and our remeasurements of international subsidiaries. Our exposure fluctuates as we generate new sales in non-functional currencies and as existing receivables related to sales in non-functional currencies are collected. Additionally, our exposure related to remeasurements of our subsidiaries’ financial statements fluctuates with the underlying activity in those entities. Our foreign currency forward contracts generally will have terms of one month or less and typically mature on the last day of any given period. We then immediately enter into new foreign currency forward contracts, if necessary.
     The following table shows the notional contract values in local currency and U.S. Dollars of the foreign exchange forward contracts outstanding as of December 31, 2010 and 2009, grouped by underlying foreign currency:

	Contracts Outstanding as of December 31, 2010
	In Local Currency		In US Dollars
Euros (“EUR”) (contracts to buy EUR/sell US$)	(EUR)	(41,119,000)	$(55,210,481)
Indian rupees (“INR”) (contracts to sell INR/buy US$)	(INR)	258,958,000	5,739,317
Canadian dollars (“CAD”) (contracts to buy CAD/sell US$)	(CAD)	(1,592,000)	(1,602,900)
Malaysian ringgits (“MYR”) (contracts to sell MYR/buy US$)	(MYR)	6,004,000	1,942,916
British pound (“GBP”) (contracts to sell GBP/buy US$)	(GBP)	579,000	899,766

Total			$(48,231,382)

	Contracts Outstanding as of December 31, 2009
	In Local Currency		In US Dollars
Euros (“EUR”) (contracts to buy EUR/sell US$)	(EUR)	(32,337,000)	$(46,364,791)
Indian rupees (“INR”) (contracts to sell INR/buy US$)	(INR)	391,907,000	8,361,575
Malaysian ringgits (“MYR”) (contracts to sell MYR/buy US$)	(MYR)	5,925,000	1,727,153
Brazilian reais (“BRL”) (contracts to sell BRL/buy US$)	(BRL)	21,919,000	12,472,402
Canadian dollars (“CAD”) (contracts to sell CAD/buy US$)	(CAD)	3,741,000	3,566,934

Total			$(20,236,727)

     The following table shows the average notional contract value in the underlying currency and U.S. Dollars of foreign currency exchange forward contracts outstanding during the years ended December 31, 2010 and 2009, grouped by underlying foreign currency:

	Average Contracts Outstanding
	during the twelve months ended December 31, 2010
	In Local Currency		In US Dollars
Euros (“EUR”) (contracts to buy EUR/sell US$)	(EUR)	(29,763,438)	$(39,697,228)
Indian rupees (“INR”) (contracts to sell INR/buy US$)	(INR)	380,050,614	8,221,569
British pound (“GBP”) (contracts to sell GBP/buy US$)	(GBP)	154,942	239,845
Singapore dollars (“SGD”) (contracts to sell SGD/buy US$)	(SGD)	183,400	129,596
Malaysian ringgits (“MYR”) (contracts to sell MYR/buy US$)	(MYR)	5,820,710	1,790,244
Australian dollars (“AUD”) (contracts to sell AUD/buy US$)	(AUD)	451,616	410,130
Canadian dollars (“CAD”) (contracts to sell CAD/buy US$)	(CAD)	836,433	794,017
Brazilian reais (“BRL”) (contracts to sell BRL/buy US$)	(BRL)	7,331,233	4,075,472
Taiwan dollars (“TWD”) (contracts to sell TWD/buy US$)	(TWD)	22,016	706

Total			$(24,035,649)

	Average Contracts Outstanding
	during the twelve months ended December 31, 2009
	In Local Currency		In US Dollars
Euros (“EUR”) (contracts to sell EUR/buy US$), net	(EUR)	9,555,159	$12,046,149
Indian rupees (“INR”) (contracts to sell INR/buy US$)	(INR)	366,397,342	7,542,647
British pound (“GBP”) (contracts to sell GBP/buy US$)	(GBP)	916,186	1,407,265
Singapore dollars (“SGD”) (contracts to sell SGD/buy US$)	(SGD)	791,323	536,339
Malaysian ringgits (“MYR”) (contracts to sell MYR/buy US$)	(MYR)	4,632,836	1,316,484
Australian dollars (“AUD”) (contracts to sell AUD/buy US$)	(AUD)	652,603	495,559
Canadian dollars (“CAD”) (contracts to sell CAD/buy US$)	(CAD)	713,145	616,068
Mexican peso (“MXN”) (contracts to sell MXN/buy US$)	(MXN)	641,405	49,180
Brazilian reais (“BRL”) (contracts to sell BRL/buy US$)	(BRL)	5,909,910	3,124,257

Total			$27,133,948

     As of December 31, 2010, all of our derivative instruments are maintained with Wells Fargo Bank and potentially subject us to a concentration of credit risk, which may result in credit related losses in the event of the bank’s nonperformance. We mitigate this risk by monitoring Wells Fargo’s credit ratings published by major rating firms (Fitch, Standard & Poor’s, and Moody’s). In addition, we monitor Wells Fargo’s Credit Default Swap spread on a quarterly basis to assess the bank’s default risk relative to its peers.
     As discussed above, our foreign currency forward contracts are structured to expire on the last day of the accounting period, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends and, accordingly, their fair value was not significant as of December 31, 2010 and 2009.
     The table below provides a summary of the net effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 (in thousands):

		Amount of Net Gain or (Loss)
		Recognized in Results
	Location of Gain or (Loss)	of Operations
Derivatives Not Designated	Recognized in Results	Year ended December 31,
as Hedging Instruments	of Operations	2010	2009
Foreign currency forward contracts	Other expense, net	$(4,253)	$(3,720)
     The above losses on the derivative instruments include the cost of entering into the contracts (i.e. forward points), and are generally offset or partially offset by a corresponding foreign currency gain or loss on the underlying hedged transaction (e.g., customer accounts receivable). The gain or loss on both the derivative instrument and the corresponding hedged transaction are reflected in “Other income (expense), net” in the accompanying Consolidated Statements of Operations.
Note 7 — Financial Statement Details
Cash, Cash Equivalents and Investments
     As of December 31, 2010 and 2009, the carrying value of cash and cash equivalents approximated their market value. Cash and cash equivalents consisted of the following as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Cash and cash equivalents:
Cash	$121,695	$49,998
Money market securities	99,243	227,261

Total cash and cash equivalents	$220,938	$277,259

Accounts Receivable, net
     Accounts receivable, net consists of the following:

	December 31,
	2010	2009
	(Thousands)
Trade accounts receivable	$175,486	$165,572
Less: Allowance for doubtful accounts and sales returns	10,467	8,203

	$165,019	$157,369

     The following details the changes in the allowance for doubtful accounts and sales returns during the years ended December 31, 2010, 2009 and 2008:

	For the Years Ended December 31,
	2010	2009	2008
		(Thousands)
Balance at beginning of year	$8,203	$6,591	$6,951
Current year provision	2,710	2,228	1,339
Write-offs net of recoveries	(446)	(616)	(1,699)

Balance at end of year	$10,467	$8,203	$6,591

Inventories, net
     Inventories, net consist of the following:

	December 31,
	2010	2009
	(Thousands)
Raw materials	$21,851	$16,367
Work in process	—	132
Finished goods	6,370	6,854

Inventories, net	$28,221	$23,353

Warranty liability reserve
     An analysis of changes in the liability for product warranty costs for the years ended December 31, 2010, 2009, and 2008 is as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$3,592	$2,602	$1,665
Current year provision, net	(1,640)	3,875	2,082
Expenditures	(767)	(2,885)	(1,145)

Balance at end of year	$1,185	$3,592	$2,602

     In 2008, we accrued a $2.8 million warranty charge related to our performance management product line. Based on our subsequent experience with customers, along with additional benchmarking of the expected performance of our product, we determined that the amount of associated costs would be higher than originally anticipated. Accordingly, in 2009 we revised our cost estimates and recorded an additional net charge of $3.9 million. Based on actual results in resolving the issue within our customer base, we updated our estimates in 2010 and reduced the warranty accrual by approximately $1.6 million.
Property and Equipment, net
     Property and equipment consist of the following:

	December 31,
	2010	2009
	(Thousands)
Manufacturing and development equipment	$101,455	$90,898
Computers, software and other equipment	37,981	34,114
Leasehold improvements	10,847	9,881
Furniture and fixtures	7,953	7,844
Demonstration equipment	2,838	2,863

	161,074	145,600
Less accumulated depreciation and amortization	(123,905)	(110,333)

	$37,169	$35,267

Accrued expenses
     Accrued expenses consist of the following:

	December 31,
	2010	2009
	(Thousands)

Accrued installation and professional services costs	$4,452	$4,460
Deferred rent	2,532	2,339
Accrued restructuring	441	3,107
Accrued warranty costs	1,185	3,592
Accrued foreign currency contract settlements	—	2,270
Accrued professional fees and legal accrual	1,839	1,550
Accrued other	9,895	8,054

Total	$20,344	$25,372

Accumulated Other Comprehensive Income/(Loss)
     Accumulated other comprehensive income/(loss) consists of the following:

	December 31,
	2010	2009
	(Thousands)
Foreign currency translation adjustments	$(1,553)	$1,818
Note 8 — Intangible Assets and Goodwill
Intangible Assets
     Intangible assets as of December 31, 2010 and 2009 are as follows:

		Accumulated
December 31, 2010	Gross	Amortization	Net
Intangible assets with finite lives:
Purchased technology	$98,870	$(30,126)	$68,744
Customer relationships	18,800	(3,929)	14,871
Contract backlog	7,500	(4,879)	2,621
Non-compete agreements	4,380	(1,415)	2,965
IPR&D, with finite lives	2,450	(148)	2,302
Trademarks and trade names	1,240	(267)	973

Gross intangible assets with finite lives	133,240	(40,764)	92,476
Effect of exchange rate changes	(766)	74	(692)

Total intangible assets with finite lives	132,474	(40,690)	91,784
IPR&D, with indefinite lives	461	—	461

Total intangible assets	$132,935	$(40,690)	$92,245

		Accumulated
December 31, 2009	Gross	Amortization	Net
Intangible assets with finite lives:
Purchased technology	$42,490	$(15,933)	$26,557
Customer relationships	5,730	(2,009)	3,721

Gross intangible assets with finite lives	48,220	(17,942)	30,278
Effect of exchange rate changes	1,079	(340)	739

Total intangible assets with finite lives	49,299	(18,282)	31,017

Total intangible assets	$49,299	$(18,282)	$31,017

     The identifiable intangible assets are amortized over their estimated useful lives. The estimated aggregate amortization expense for intangibles for subsequent years is:

For the Years Ending December 31,	(Thousands)
2011	$29,985
2012	22,144
2013	16,949
2014	16,497
2015	6,209

Total	$91,784

Goodwill
     As required by the authoritative guidance for intangibles and goodwill, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of certain events in accordance with the provisions of the authoritative guidance for intangibles and goodwill. As of the latest impairment testing date, the fair value of the reporting unit substantially exceeded its carrying value and the results of our annual impairment test did not indicate the goodwill was impaired, nor were there any other known triggering events that would indicate a potential impairment of the goodwill. No impairment losses were recognized with respect to the goodwill.
     The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):

Balance at December 31, 2008	$41,741
Adjustment related to acquisition of mBalance	(447)
Effect of exchange rate changes	808

Balance at December 31, 2009	$42,102
Addition due to the acquisition of Camiant	72,802
Addition due to the acquisition of Blueslice	22,093
Effect of exchange rate changes	(1,433)

Balance at December 31, 2010	$135,564

Note 9 — Income Taxes
     Income from continuing operations before provision for income taxes is comprised of the following:

	For the Years Ended December 31,
	2010	2009	2008
		(Thousands)

Domestic	$4,129	$47,133	$58,272
Foreign	14,645	19,560	8,338

Total	$18,774	$66,693	$66,610

     The provisions for income taxes consist of the following:

	For the Years Ended December 31,
	2010	2009	2008
		(Thousands)
Current:
Federal	$(3,160)	$5,736	$23,009
State	—	2,322	3,490
Foreign	5,673	3,198	3,817

Total current	2,513	11,256	30,316

Deferred:
Federal	6,848	7,039	(10,795)
State	(612)	(437)	(501)
Foreign	(4,984)	1,433	(980)

Total deferred	1,252	8,035	(12,276)

Total provision for income taxes	$3,765	$19,291	$18,040

     Utilization of net operating loss carryforwards globally provided a current income tax benefit of $0.4 million, $8.3 million and $12.6 million in 2010, 2009 and 2008, respectively.
     The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate of 35% to income before provision for income taxes as follows:

	For the Years Ended December 31,
	2010		2009		2008
			(Thousands)
Federal statutory provision	$6,571		$23,343		$23,314
State taxes, net of federal benefit	57		1,461		2,114
Research and development credits	(2,977)		(1,710)		(3,727)
Nondeductible stock-based compensation	2,158		455		4,091
Foreign statutory rate differences	(3,290)		134		474
Domestic production activities deduction	—		(491)		(894)
Tax exempt interest	(81)		(319)		(2,128)
Valuation allowance reversal	—		—		(4,747)
Nondeductible transaction costs	655		—		—
Statutory impairment of subsidiary’s tax basis in certain intangible assets	—		(1,431)		—
Other	672		(2,151)		(457)

Total provision for income taxes	$3,765	20%	$19,291	29%	$18,040	27%

     The components of temporary differences that gave rise to deferred income taxes at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(Thousands)

Deferred tax assets:
Allowance for doubtful accounts	$2,144	$2,205
Inventory write downs	3,669	3,641
Depreciation and amortization	2,732	1,674
Research and development credit carry forward	11,485	13,100
Accrued liabilities	4,599	6,956
Stock-based compensation	7,290	9,050
Deferred revenue	9,091	16,100
Retirement stock	708	1,101
Capitalized research and development costs	5,624	—
Other	3,835	5,332
Net operating loss carry forward	65,637	50,267

Total deferred tax assets	116,814	109,426
Valuation allowance for deferred tax assets	—	—

Total deferred tax assets	$116,814	$109,426

Deferred tax assets:
Current portion	$19,906	$66,758
Long-term portion	96,908	42,668

Total deferred tax assets	$116,814	$109,426

Deferred tax liabilities:
Acquisition-related intangible assets	$32,185	$8,992
Depreciation and amortization	—	—

Total deferred tax liabilities	$32,185	$8,992

Deferred tax liabilities:
Current portion	$—	$—
Long term portion	32,185	8,992

Total deferred tax liabilities	$32,185	$8,992

     As of December 31, 2010, we have U.S. and foreign net operating loss carryforwards (“NOLs”) of approximately $182.6 million and $5.9 million, respectively, available to offset future taxable income. Approximately $94.3 million of these NOLs are subject to annual limitations including $18.8 million of NOLs resulting from the acquisition of Camiant. If certain substantial changes in our ownership should occur in the future, there would be a change in the previously mentioned annual limitation on the utilization of the NOLs in periods subsequent to the ownership change. In addition, we have federal and state research and development credit carryforwards of $10.1 million and $4.1 million, respectively, available to offset future tax liabilities. Our NOLs will begin to expire in 2024, if not utilized. Our federal research and development tax credit will begin to expire in 2026, if not utilized, and our state research and development tax credit will begin to expire in 2017, if not utilized.
     We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the United States. As of December 31, 2010, we have not provided for deferred income tax of approximately $13.5 million related to approximately $46.6 million of cumulative undistributed earnings of our foreign affiliates, as we intend to permanently reinvest these earnings to fund future expansion of these international operations.
     We conduct business globally, and as a result, most of our subsidiaries file income tax returns in various domestic and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. Our major tax jurisdictions are the U.S., Belgium and North Carolina. During 2008, the Internal Revenue Service (“IRS”) completed an examination of tax years 2002 through 2006 and therefore, tax years prior to

2007 are generally no longer subject to adjustment. For our U.S. state tax returns, we are generally no longer subject to examination of tax years prior to 2006 although several jurisdictions have examined income tax filings through later years. During 2010, we did not settle any material federal, foreign or state examinations, however, we are currently being examined by the North Carolina Department of Revenue for tax years 2007 and 2008 as well as the New York State Department of Taxation and Finance for tax years 2007 through 2009. Our foreign income tax returns are generally no longer subject to examination for tax periods 2004 and prior.
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
     We no longer have a “pool of windfall tax benefits” as defined by the authoritative guidance for stock-based compensation. As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under the authoritative guidance will negatively impact our effective tax rate and increase its volatility, resulting in a reduction of our earnings. As a result of incurring net shortfalls during 2010 and 2008, we recorded $1.7 million and $3.4 million, respectively, of additional provision for income taxes. We did not experience any significant shortfalls or windfalls during 2009 associated with stock compensation.
Note 10 — Uncertain Tax Positions
     We account for uncertain tax positions as required by the provisions of the authoritative guidance for income taxes. As of December 31, 2010 and 2009, the total amount of unrecognized income tax benefits from uncertain tax positions was $14.1 million and $6.9 million (including interest and penalties), respectively. The increase in uncertain tax positions for 2010 relates primarily to liabilities established for carryforward tax attributes obtained through the acquisitions of Camiant and Blueslice. These liabilities were recorded through purchase accounting and therefore impacted the level of goodwill recorded as a result of the transactions. The recognition of these unrecognized tax benefits would have a significant impact on our effective tax rate.
     We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2010, the total amount of interest and penalties related to the liability for uncertain tax positions was $0.3 million. During the year ended December 31, 2010, we reversed an accrual of interest and penalties of $0.1 million through the provision for income taxes.

     The following table shows a reconciliation of our unrecognized tax benefits (excluding interest and penalties of $0.3 million, $0.4 million, and $1.0 million as of December 31, 2010, 2009, and 2008, respectively) from January 1, 2008 through December 31, 2010 (in thousands):

Unrecognized tax benefits as of January 1, 2008	$12,920
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during a prior period	121
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	(500)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current period	1,353
Decreases in unrecognized tax benefits relating to settlement with taxing authorities	(6,049)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(102)

Unrecognized tax benefits as of January 1, 2009	7,743
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during a prior period	421
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	(392)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current period	1,614
Decreases in unrecognized tax benefits relating to settlement with taxing authorities	(2,544)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(255)
Gross amounts of increases in unrecognized tax benefits as a result of foreign exchange	4

Unrecognized tax benefits as of December 31, 2009	6,591
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during a prior period	598
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	(44)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during a prior period resulting from current year acquisitions	6,554
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current period	1,182
Decreases in unrecognized tax benefits relating to settlement with taxing authorities	(66)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(972)
Gross amounts of decreases in unrecognized tax benefits as a result of foreign exchange	(17)

Unrecognized tax benefits as of December 31, 2010	$13,826

     To the extent we recognize previously unrecognized tax benefits, future tax deductions would be impacted and we have therefore recorded deferred tax assets in the amount of $0.3 million to account for this future benefit.
     During the next twelve months, we believe it is reasonably possible that certain events may occur that could allow us to recognize previously unrecognized income tax benefits. These events include the settlement of potential examinations in certain jurisdictions as well as the re-evaluation of our transfer pricing policies globally which we are currently in the process of reviewing. The range of previously unrecognized benefits that could potentially be recognized if both of these events occur is estimated to be $0 to $3.0 million and therefore would have a significant impact on our consolidated effective tax rate.

     For U.S. federal tax purposes, our tax filings have been examined through 2006 with the exception of certain carryforward tax attributes. Certain tax return filings outside of the United States also remain open to examination by foreign tax authorities, but these filings, and the resulting tax liabilities, are not currently considered material to our Consolidated Financial Statements. In addition, many of our state tax return filings remain open to examination by state tax authorities, however, prior to 2010, we have closed examination of tax years 2004 through 2007 in North Carolina and 2004 through 2006 in California, Illinois, New York and Texas. These jurisdictions represent a substantial portion of our total state tax liabilities within the relevant filing periods. We are currently being examined by North Carolina and New York for tax years 2007 and 2008 and 2007 through 2009, respectively.
Note 11 — Lines of Credit
     In October 2008, Tekelec, together with our Belgian subsidiary, Tekelec International, SPRL, entered into a credit facility (the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia Bank”). The Credit Facility remained in place upon Wells Fargo Bank, National Association’s (“Wells Fargo”) acquisition of Wachovia Bank. Pursuant to the Credit Facility, (i) Tekelec and Tekelec International, SPRL (the “Borrowers”) could borrow up to an aggregate principal amount of $50.0 million for general corporate purposes under a three-year revolving credit facility, (ii) the Borrowers could borrow up to $10.0 million of such amount under a swingline subfacility, and (iii) Tekelec could utilize up to $10.0 million under a separate one-year letter of credit facility. The face value of any letters of credit issued under the facility is 100% secured by cash. As of December 31, 2010, there were no borrowings outstanding under the Credit Facility. As of December 31, 2010, there were approximately $2.6 million of borrowings outstanding under the letter of credit facility, all of which were fully collateralized by us.
     The Credit Facility, other than obligations under the letters of credit, is unsecured except for our pledge of 65% of the outstanding stock of Tekelec International, SPRL and of two other Tekelec subsidiaries, Tekelec do Brasil Ltda. and Tekelec France SAS.
     Borrowings under the Credit Facility by Tekelec for revolving loans in U.S. Dollars bear interest, at Tekelec’s election, at the base rate, calculated at the higher of the prime rate and the federal funds rate plus one half of 1%, or at Wells Fargo’s LIBOR rate plus the applicable margin for the one, two or three month interest period selected by Tekelec. Borrowings by Tekelec International, SPRL for revolving loans in Euros, bear interest at Wells Fargo’s LIBOR rate plus the applicable margin for the one, two or three month interest period selected by Tekelec International, SPRL. Tekelec was also required to pay certain fees, including (i) a commitment fee equal to 0.50% of the aggregate revolving credit commitment, which was paid at the closing, (ii) an undrawn fee (currently 0.25% per annum) of the average daily unused portion of the revolving credit commitment, payable quarterly in arrears, and (iii) fees in connection with letters of credit, including fees of 0.50% per year on the face amounts thereof.
     The Credit Facility imposes certain financial covenants and other restrictions. These include, without limitation, requirements that we deliver certain financial statements and information, maintain certain insurance coverage and comply with certain financial covenants. The Credit Facility also restricts us from taking certain actions without the consent of Wells Fargo, including without limitation restrictions on incurring other senior indebtedness, making certain investments or dividends or distributions, entering into certain mergers, consolidations or acquisitions, altering in any material respect the general nature of our business, creating security interests in or liens on assets, and engaging in certain transactions with affiliates or taking actions that impair the security interests granted under the Credit Facility. Amortization of deferred financing costs associated with the Credit Facility was approximately $213,000 for each of the years ended December 31, 2010 and December 31, 2009, and approximately $53,000 for the year ended December 31, 2008, and is recorded in interest expense.
     As more fully discussed in Note 18 “Subsequent Events” to these Consolidated Financial Statements, on January 13, 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo. This agreement amended and restated in its entirety the October 2, 2008 Credit Agreement, to, among other changes, increase the aggregate amount of the revolving credit facility from $50.0 million to $75.0 million and extend the maturity date of the revolving credit facility and the related swingline facility from October 2, 2012 to January 12, 2016. Please refer to Note 18 for an additional description of the terms and conditions of this Amended and Restated Credit Agreement.

Note 12 — Commitments and Contingencies
     We lease our office and manufacturing facilities together with certain office equipment under operating lease agreements. Lease terms have various expiration dates through July 2018. Certain building leases contain options for renewal for additional periods and are subject to periodic increases. The lease for our largest facility in Morrisville, North Carolina expires in July 2018.
     Rent expense, including any applicable rent escalations and rent abatements, is recognized on a straight-line basis. Total rent expense was approximately $8.0 million, $7.6 million, and $7.7 million for 2010, 2009 and 2008, respectively.
     Minimum annual non-cancelable lease commitments at December 31, 2010 are:

For the Years Ending December 31,	(Thousands)
2011	$6,144
2012	5,191
2013	6,252
2014	5,937
2015	4,158
Thereafter	13,270

Total	$40,952

     We have agreements with several of our vendors to purchase specified quantities of goods or services at agreed upon prices in the future. As of December 31, 2010, these unconditional purchase obligations and open purchase orders total approximately $28.1 million and are expected to be settled in 2011. We provide a provision for losses in instances where we expect to incur losses due to our purchase commitments exceeding our normal or projected inventory requirements. At December 31, 2010 and 2009 we have reserved approximately $1.0 million and $1.9 million, respectively, related to purchase commitments exceeding projected requirements.
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
     Litigation
     From time to time, various claims and litigation are asserted or commenced against us arising from or related to contractual matters, intellectual property matters, alleged violations or securities laws or breach of fiduciary duties, product warranties and personnel and employment disputes. As to such claims and litigation, we can give no assurance that we will prevail. However, we currently do not believe that the ultimate outcome of any pending matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
     On January 6, 2011, a purported class action complaint was filed against us and certain of our current and former officers in the U.S. District Court for the Eastern District of North Carolina alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case purports to be brought on behalf of a class of purchasers of our stock during the period February 11, 2010 to August 5, 2010. The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding our business and prospects in emerging markets. The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and expenses. As we are in the very early stages of this potential litigation, we are unable to predict the outcome of this case or estimate a range of potential loss related to this matter. Although the Company denies the allegations in the complaint and intends to vigorously pursue its defense, we are unable to predict the outcome of this case. An adverse court determination in the purported class action lawsuit against us could result in significant liability and could have a material adverse effect on our business, results of operations and financial condition.
     On February 7, 2011, a shareholder derivative complaint was filed in the California Superior Court of Santa Clara County against certain current and former officers and directors. The suit alleges that named parties breached their fiduciary duties to the Company by, among other things, making statements between February, 2010 and August, 2010 which plaintiffs claim were false and misleading and by allegedly failing to implement adequate internal controls and means of supervision at the Company. The suit seeks an unspecified amount of damages from the named parties and modifications to the Company’s corporate governance policies. The allegations in the complaint are similar to the purported class action complaint discussed above. The individual defendants intend to vigorously defend the suit and the Company, on whose behalf these claims purport to be brought, intends to move to dismiss the shareholder derivative complaint on the grounds that the derivative plaintiff did not file the claims in accordance with applicable laws governing the filing of derivative suits. As we are in the very early stages of this potential litigation, we are unable to predict the outcome of this case or estimate a range of potential costs related to this matter.
Note 13 — Stock-Based Compensation and Employee Benefit Plans
     Overview of Employee Stock-Based Compensation Plans
     As of December 31, 2010, excluding our employee stock purchase plan described below, we had equity grants outstanding under five stock-based employee compensation plans with a maximum original term of ten years (the “Plans.”) Only one of these plans is active as of December 31, 2010 and the maximum number of shares reserved for issuance under this plan is 7.5 million, of which approximately 3.7 million shares were available for future grants as of December 31, 2010. The other four Plans have expired or have been terminated and thus we can no longer make equity grants under these Plans. The maximum number of shares that were initially authorized and reserved for issuance under the expired or terminated Plans was approximately 37.9 million.
     The Plans permit the granting of incentive stock options, nonstatutory stock options, stock-settled or cash-settled stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”) to employees, as well as non-employee directors and consultants. The terms of equity-based instruments granted under the Plans are determined at the time of grant. Such instruments generally vest ratably over one to four year periods. The Compensation Committee of our Board of Directors and our Board of Directors have the discretion to utilize different vesting schedules. The strike price on options and SARs may not be less than the fair market value per share on the date of grant. Upon the exercise of stock options or SARs, the exercise of the right to purchase shares under our employee stock purchase plan or vesting of restricted stock units, we issue new shares of our common stock. As a California corporation, we do not have the option to repurchase shares to provide a source for settling our equity awards.
     In connection with our April 2004 acquisition of Taqua, Inc., we assumed two stock-based compensation plans under which a total of approximately 0.5 million Tekelec shares were authorized for issuance upon the exercise of outstanding stock options. In connection with our May 2010 acquisitions of Camiant and Blueslice, we also granted, outside of the Plans, employment inducement awards of RSUs covering an aggregate of approximately 0.2 million shares. The RSUs vest over a period of approximately four years. We also assumed from Camiant a stock incentive plan under which the only awards outstanding are rights to receive cash.
     Our share-based awards are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. The number and frequency of share-based awards are based on competitive practices, our operating results and government regulations.

     Stock-Based Awards — Stock Options / SARs
     The following table sets forth the summary of option and SAR activity under our Plans for the year ended December 31, 2010 (shares and dollars in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Life (years)	Value
Outstanding at December 31, 2009	5,995	$18.19
Granted	188	$16.52
Exercised	(1,043)	$14.57
Cancelled/forfeited/expired	(1,234)	$21.83

Outstanding at December 31, 2010	3,906	$17.92	1.11	$280

Vested and expected to vest at December 31, 2010 (1)	3,886	$17.93	1.10	$280

Exercisable at December 31, 2010	3,349	$18.37	0.84	$280

(1)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the aggregate difference between the closing price of our common stock on December 31, 2010 of $11.91 and the exercise price for in-the-money options and SARs) that would have been received by the holders if all instruments had been exercised on December 31, 2010. As of December 31, 2010, there was $1.0 million of unrecognized compensation cost (primarily related to unvested SARs), which is expected to be recognized over a weighted average period of 2.2 years. As discussed above, our current practice is to issue new shares to satisfy option and SAR exercises.
     Other information pertaining to stock-based awards of options and SARs for the fiscal years ended December 31, 2010, 2009 and 2008, was as follows (in thousands, except per share data):

	Years ended December 31,
	2010	2009	2008
Weighted average grant date fair value per share of SARs granted	$5.67	$3.92	$5.71
Total intrinsic value of options and SARs exercised	3,000	3,670	4,327
     Stock-Based Awards — RSUs / Restricted Stock
     The following table sets forth a summary of RSU and Restricted Stock activity under our Plans for the year ended December 31, 2010 (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2009	1,738	$12.99
Awarded	1,081	15.95
Vested	(619)	13.57
Forfeited	(476)	15.63

Outstanding as of December 31, 2010	1,724	$13.91

     At December 31, 2010, there was $13.2 million of unrecognized compensation cost related to unvested RSU awards, which is expected to be recognized over a weighted average period of 2.0 years.
     Other information pertaining to stock-based awards of RSUs for the fiscal years ended December 31, 2010, 2009 and 2008, was as follows (in thousands, except per share data):

	Years ended December 31,
	2010	2009	2008
Weighted average grant date fair value per share of RSUs granted	$15.95	$12.55	$13.70
Total intrinsic value of RSUs vested	9,772	7,287	4,842
     Employee Stock Purchase Plan
     We sponsor the Amended and Restated Tekelec 2005 Employee Stock Purchase Plan (the “2005 ESPP”), under which 1.5 million shares of our common stock have been authorized for issuance. The 2005 ESPP provides for an automatic annual increase in the number of shares authorized and reserved for issuance on each August 1 during its ten-year term. Each such increase is equal to the lesser of (i) 500,000 shares, (ii) a number of shares equal to 1% of the number of outstanding shares of our common stock as of the date of the increase, and (iii) an amount determined by our Board of Directors. Under the 2005 ESPP, as amended, eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock at 85% of the lower of the market price per share at the beginning of each six-month offering period.
     During 2010, 2009 and 2008, approximately 121,000, 144,000, and 138,000 shares, respectively, were purchased under the 2005 ESPP at weighted average purchase prices of $12.32, $10.73, and $10.15, respectively. At December 31, 2010 and 2009, there were approximately 557,000 and 678,000 shares, respectively, available for future purchases.
     The following table sets forth a summary of employee withholding and purchase activity related to the 2005 ESPP for the year ended December 31, 2010:

Value in
Thousands
As of December 31, 2009	$601
Employee with holdings net of employee withdrawals or forfeitures	(1,456)
Employee purchases of common stock	1,490

As of December 31, 2010	$635

     Based upon 85% of the lower of the market price per share at the beginning of the current offering period of $14.35 on August 1, 2010 and our stock price as of December 31, 2010 of $11.91, approximately 63,000 shares could be purchased based upon employee withholdings as of December 31, 2010. As of December 31, 2010, there was approximately $32,000 of unrecognized compensation cost related to our employee stock purchase plan which will be expensed in the first quarter of 2011. The ultimate number of shares to be purchased and the expense to be recognized under our employee stock purchase plan will vary based upon, among other factors, fluctuations in the fair market value of our common stock and employee participation levels.
     Stock-Based Compensation Valuation and Expense
     We account for our employee stock-based compensation plans using the fair value method, as prescribed by the authoritative guidance for stock compensation. The authoritative guidance for stock compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures were estimated based on historical experience and we expect forfeitures to be 4% annually. Stock-based compensation expense was recorded net of estimated forfeitures for the years ended December 31, 2010, 2009, and 2008 such that expense was recorded only for those stock-based awards that are expected to vest.
     The authoritative guidance for stock compensation also requires that cash flows resulting from the gross benefit of tax deductions related to stock-based compensation in excess of the grant date fair value of the related stock-based awards be presented as part of cash flows from financing activities. This amount is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities.
     Total stock-based compensation expense recognized in years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	Option and
	SAR Grants
	and Stock	Restricted
	Purchase	Stock
Income Statement Classifications	Rights	and RSUs	Total
Year ended December 31, 2010
Cost of goods sold	$278	$1,048	$1,326
Research and development	246	1,565	1,811
Sales and marketing	428	3,372	3,800
General and administrative	1,133	4,455	5,588

Total	$2,085	$10,440	$12,525

Year ended December 31, 2009
Cost of goods sold	$386	$664	$1,050
Research and development	676	1,041	1,717
Sales and marketing	679	2,447	3,126
General and administrative	2,292	5,352	7,644

Total	$4,033	$9,504	$13,537

Year ended December 31, 2008
Cost of goods sold	$851	$424	$1,275
Research and development	1,460	681	2,141
Sales and marketing	1,305	1,545	2,850
General and administrative	2,601	4,431	7,032

Total	$6,217	$7,081	$13,298

     As of December 31, 2010, there was approximately $14.2 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to our non-vested share-based payment arrangements (i.e., stock options, SARs, RSUs, ESPP shares, etc.) Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. This cost is expected to be recognized over a weighted-average period of approximately 2.0 years.
     The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was approximately $4.8 million, $5.1 million, and $5.1 million for 2010, 2009, and 2008, respectively. No compensation cost was capitalized as part of inventory or fixed assets during fiscal 2010, 2009, and 2008.
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
     The weighted average assumptions used to value option/SAR grants and purchase rights under our 2005 ESPP were as follows:
Weighted average assumptions used to value option and SAR grants:

	Years ended December 31,
	2010	2009	2008
Expected life (in years)	4.3	4.3	4.3
Expected volatility	39.5%	38%	38%
Risk free interest rate	1.9%	1.7%	3.1%
Expected dividend yield	0%	0%	0%

Weighted average assumptions used to value purchase rights under ESPP:

	Years ended December 31,
	2010	2009	2008
Expected life (in years)	0.5	0.5	0.5
Expected volatility	39.5%	38.0-40.5%	36.7-38.0%
Risk free interest rate	0.17-0.20%	0.28-0.39%	1.88-2.15%
Expected dividend yield	0%	0%	0%
     Employee 401(k) Plan
     We sponsor a 401(k) tax-deferred savings plan to provide retirement benefits for our employees. In the United States, regular employees can participate in the Tekelec 401(k) Plan (the “Plan”). Participants may generally authorize up to 50% of their compensation to be invested in employee-elected investment funds managed by an independent trustee, subject to certain annual contribution limitations determined by the IRS. We match a portion of employee contributions, currently 50% of the employees’ first 12% of payroll deductions. During 2010, 2009, and 2008, our contributions to the Plan, net of forfeitures, amounted to $2.9 million, $2.7 million, and $2.9 million, respectively.
Note 14 — Stockholders’ Equity
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
Note 15 — Earnings Per Share
     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings from continuing operations per share computations for the years ended December 31, 2010, 2009 and 2008:

	Income from
	Continuing
	Operations	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(Thousands, except per share amounts)
For the Year Ended December 31, 2010:
Basic income from continuing operations per share	$15,009	68,284	$0.22
Effect of dilutive securities	—	621

Diluted income from continuing operations per share	$15,009	68,905	$0.22

For the Year Ended December 31, 2009:
Basic income from continuing operations per share	$47,402	66,900	$0.71
Effect of dilutive securities	—	751

Diluted income from continuing operations per share	$47,402	67,651	$0.70

For the Year Ended December 31, 2008:
Basic income from continuing operations per share	$48,570	66,307	$0.73
Effect of dilutive securities	1,085	3,552

Diluted income from continuing operations per share	$49,655	69,859	$0.71

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

	For the Years Ended December 31,
	2010	2009	2008
		(Thousands)
Weighted average number of stock options, SARs and RSUs excluded calculated using the treasury stock method, that were excluded due to the exercise/threshold price exceeding the average market price of our common stock during the period	3,929	5,202	7,068

     There were no transactions subsequent to December 31, 2010, which, had they occurred prior to January 1, 2011, would have changed materially the number of shares in the basic or diluted earnings per share computations.
Note 16 — Operating Segment Information
     We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically the development and sale of signaling and session management telecommunications and related value added applications and services.

Enterprise Wide Disclosures
     Revenue is attributed to a particular geographic region based on where the products are shipped or where the services are performed. The following tables set forth revenues from external customers by our principal product lines, as well as revenues by domestic versus international regions (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Product revenues:
Eagle, number portability, and other session management products	$245,512	$277,818	$298,560
Performance management products	28,280	43,065	21,855

Total product revenues	273,792	320,883	320,415
Warranty revenues	85,077	85,293	73,822
Professional and other services revenues	65,094	63,085	66,327

Total revenues	$423,963	$469,261	$460,564

	For the Years Ended December 31,
	2010	2009	2008
US	$161,260	$183,430	$163,724
International(1)	262,703	285,831	296,840

Total revenues	$423,963	$469,261	$460,564

(1)	For 2008, international revenues include revenues from Brazil of $50.9 million, or 11% of total revenues, and for 2010, international revenues include revenues from India of $45.9 million, or 11% of total revenues.
     In 2010, sales to AT&T represented 18% of our revenues. In 2009, sales to AT&T represented 14% of our revenues, and sales to Verizon represented 10% of our revenues. Additionally, combined sales to the Orange Group and an affiliate represented 10% of our revenues in each of 2009 and 2008.
     The following table sets forth, as of December 31, 2010 and 2009, our long-lived assets including net property and equipment, investments in privately held companies and other assets by geographic area:

	2010	2009
	(Thousands)
United States	$30,836	$29,587
Other	7,840	7,341

Total long-lived assets	$38,676	$36,928

Note 17 — Quarterly Financial Summary (Unaudited) (in thousands, except per share amounts)
     The following tables present selected quarterly financial data for 2010 and 2009:

	Quarters
For the Year Ended December 31, 2010	First	Second	Third	Fourth
	(Thousands, except per share data)
Revenues	$115,991	$109,507	$108,305	$90,160
Gross profit	75,854	68,954	59,938	48,425
Income (loss) from continuing operations before provision for income taxes(1)	21,283	11,736	(660)	(13,585)
Net income (loss)	13,718	9,422	(134)	(7,997)

Earnings (loss) per share:
Basic	$0.20	$0.14	$—	$(0.12)
Diluted	0.20	0.14	—	(0.12)

Weighted average number of shares outstanding:
Basic	67,636	68,374	68,526	68,599
Diluted	68,766	68,946	68,526	68,599

	Quarters
For the Year Ended December 31, 2009	First	Second	Third	Fourth
	(Thousands, except per share data)
Revenues	$116,658	$114,183	$114,914	$123,506
Gross profit	74,792	76,304	76,283	83,261
Income from continuing operations before provision for income taxes(2)	17,914	16,979	10,774	21,026
Net income	12,365	9,753	9,401	15,883

Earnings per share:
Basic	$0.19	$0.15	$0.14	$0.24
Diluted	0.18	0.14	0.14	0.23

Weighted average number of shares outstanding:
Basic	66,285	66,744	67,215	67,355
Diluted	66,869	67,502	68,022	68,208

(1)	Acquisition related charges for the three months ended June 30, 2010, September 30, 2010, and December 31, 2010 were $2.5 million, $0.4 million, and $0.1 million, respectively. Changes in the warranty provision estimates that resulted in the reduction of expense were $0.3 million, $1.0 million, and $0.3 million for the three months ended March 31, 2010, September 30, 2010, and December 31, 2010.

(2)	Restructuring charges for the three months ended December 31, 2009 were $3.0 million. Warranty charges for the three month ended March 31, 2009 were $5.0 million. During the three months ended December 31, 2009 we changed our estimate of the total warranty related costs, resulting in a reduction of expense of $1.1 million.
Note 18 — Subsequent Events
Executive Officer Resignation and Severance Agreement
     On January 4, 2011, Frank Plastina resigned as President and Chief Executive Officer and as a member of our Board of Directors (the “Board”). He also resigned as an employee and from any and all other positions he held with us and our subsidiaries. Mr. Plastina entered into an Employment Separation Agreement dated as of January 25, 2011 in accordance with the terms of our 2007 Officer Severance Plan, as amended (the “Severance Plan”), under which he will receive cash severance compensation in the total amount of $2,508,000. We will also provide continuing health care coverage to Mr. Plastina and his beneficiaries for a period of 24 months following the termination of his employment.

Tekelec and Mr. Plastina also entered into a consulting agreement pursuant to which, through February 28, 2011, Mr. Plastina will perform services to facilitate the transition to our Interim President and Chief Executive Officer.
Appointment of Interim President and Chief Executive Officer and Departure of and Appointment of Certain Directors
     On January 4, 2011 the Board appointed Krish A. Prabhu, who has been one of our directors since May 2008, as our Interim President and Chief Executive Officer to serve in that position until Mr. Plastina’s successor is identified and appointed. We established an annual base salary for Mr. Prabhu of $570,000 and fixed Mr. Prabhu’s target annual bonus opportunity at 100% of annual base salary. Mr. Prabhu will not be eligible to receive benefits under the Severance Plan. We also granted to Mr. Prabhu restricted stock units (“RSUs”) covering up to 120,000 shares of our common stock. He received an initial award of 10,000 RSUs and will receive subsequent awards of 10,000 RSUs on each of the 11 monthly anniversaries thereafter on which he is still serving as our Interim President and Chief Executive Officer, subject to proration for any partial month. All of the RSUs will vest upon termination of Mr. Prabhu’s service as Interim President and Chief Executive Officer.
     On February 16, 2011, Mark A. Floyd, our Chairman of the Board, notified us that he will not be standing for re-election to the Board at our upcoming 2011 Annual Meeting of Shareholders (the “2011 Annual Meeting”). On February 16, 2011, the Board appointed Thomas J. Coleman and Anthony Colaluca, Jr. as additional members of the Board and agreed to include them among management’s nominees for election at the 2011 Annual Meeting. The Board also appointed Mr. Coleman to serve as a member of the Compensation and Nominating and Corporate Governance Committees of the Board and as a member of the Board’s ad hoc search committee for a new Chief Executive Officer of the Company. In connection with the appointment of Messrs. Coleman and Colaluca, the Board approved an amendment to the Company’s Amended and Restated Bylaws, as amended (the “Bylaws”), to increase the size of the Board from seven to nine directors. On February 16, 2011, the Board also agreed to include Jean-Yves Courtois among management’s nominees for election to the Board at the 2011 Annual Meeting.
Updated Credit Agreement with Wells Fargo Bank
     On January 13, 2011, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) by and among the Company, the Company’s Belgian subsidiary, Tekelec International, SPRL (each, a “Borrower,” and together, the “Borrowers”), the lenders who are or may become a party thereto and Wells Fargo Bank, N.A. (the “Bank”), as administrative agent, swing line lender and issuing lender. The Amended and Restated Credit Agreement amends and restates in its entirety the Credit Agreement dated as of October 2, 2008, including all subsequent amendments (as amended, the “Original Credit Agreement”).
     The Amended and Restated Credit Agreement amended the Original Credit Agreement to, among other changes, increase the aggregate amount of the revolving credit facility from $50.0 million to $75.0 million and extend the maturity date of the revolving credit facility and the related swing line sub facility from October 2, 2012 to January 12, 2016 (the “Maturity Date”). Pursuant to the Amended and Restated Credit Agreement, (i) the Borrowers may borrow up to an aggregate principal amount of $75.0 million for general corporate purposes, (ii) the Company may borrow up to $10.0 million of such amount under a swing line sub facility and (iii) the Bank agrees to issue commercial letters of credit and standby letters of credit prior to the Maturity Date, provided that each letter of credit shall expire no later than the one-year anniversary of the Maturity Date, and provided further that the Bank shall have no obligation to issue any letter of credit if after giving effect to such letter of credit the dollar amount of all outstanding letters of credit would exceed $20.0 million or the aggregate amount of borrowings under the Amended and Restated Credit Agreement would exceed $75.0 million. At the time of entering into the Amended and Restated Credit Agreement, the Company had approximately $2.7 million of borrowings outstanding under the letter of credit facility under the Original Credit Agreement that became obligations under the Amended and Restated Credit Agreement.
     Borrowings under the Amended and Restated Credit Agreement (i) by the Company for revolving loans in U.S. Dollars, bear interest, at the Company’s election, at the base rate, calculated at the higher of the prime rate and the federal funds rate plus one half of 1%, or at the Bank’s LIBOR rate plus the applicable margin for the one, two or three month interest period selected by the Company, (ii) by Tekelec International, SPRL for revolving loans in Euros, bear interest at the Bank’s LIBOR rate plus the applicable margin for the one, two or three month interest period selected by Tekelec International, SPRL, and (iii) by the Company for swing line loans in U.S. Dollars, bear interest at the base rate, calculated at the higher of the prime rate and the federal funds rate plus one half of 1%, plus the applicable margin. The foregoing rates are the current rates and are subject to adjustment over time based on financial ratios. If the Borrowers default under the Amended and Restated Credit Agreement, the Bank may at its option increase the interest rate on all outstanding principal balances to 2.0% more than the rate otherwise applicable. The Company is required to pay to the

Bank certain fees, including a one-time commitment fee of $90,000 and an undrawn fee at a rate per annum equal to the applicable margin (0.2%, 0.25% or 0.3% based on the level of Consolidated Total Leverage Ratio) on the average daily unused portion of the revolving credit commitment, payable quarterly in arrears. In addition, the applicable Borrower is required to pay fees in connection with each letter of credit, including a commission at a rate per annum equal to the applicable margin (1.5%, 2.0% or 2.5% based on the level of Consolidated Total Leverage Ratio), payable quarterly in arrears, and an advance issuance or extension fee, as applicable, equal to the greater of $300 and 0.15% per annum on the face amount thereof pro-rated from the date of issuance or extension, as applicable, to the expiration date thereof.
     There are several changes to the covenants in this Amended and Restated Credit Agreement compared to the Original Credit Agreement. Some of these changes include: an increase in the Maximum Total Leverage Ratio from 2.5:1.0 to 3.0:1.0, an increase in the Maximum Senior Leverage from 1.5:1.0 to 2.0:1.0, a reduction in the threshold for Tangible Net Worth and removal of the rolling four quarter test related to Permitted Acquisitions, a reduction in the threshold for Tangible Net Worth related to Permitted Dividends or Share Repurchases and the removal of the Profitability test.
Securities Class Action and Shareholder Derivative Complaints
     On January 6, 2011, a purported class action complaint was filed against us and certain of our current and former officers in the U.S. District Court for the Eastern District of North Carolina alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The case purports to be brought on behalf of a class of purchasers of our stock during the period February 11, 2010 to August 5, 2010. The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding our business and prospects in emerging markets. The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and expenses. As we are in the very early stages of this potential litigation, we are unable to predict the outcome of this case or estimate a range of potential loss related to this matter. Although the Company denies the allegations in the complaint and intends to vigorously pursue its defense, we are unable to predict the outcome of this case. An adverse court determination in the purported class action lawsuit against us could result in significant liability and could have a material adverse effect on our business, results of operations and financial condition.
     On February 7, 2011, a shareholder derivative complaint was filed in the California Superior Court of Santa Clara County against certain current and former officers and directors. The suit alleges that named parties breached their fiduciary duties to the Company by, among other things, making statements between February, 2010 and August, 2010 which plaintiffs claim were false and misleading and by allegedly failing to implement adequate internal controls and means of supervision at the Company. The suit seeks an unspecified amount of damages from the named parties and modifications to the Company’s corporate governance policies. The allegations in the complaint are similar to the purported class action complaint discussed above. The individual defendants intend to vigorously defend the suit and the Company, on whose behalf these claims purport to be brought, intends to move to dismiss the shareholder derivative complaint on the grounds that the derivative plaintiff did not file the claims in accordance with applicable laws governing the filing of derivative suits. As we are in the very early stages of this potential litigation, we are unable to predict the outcome of this case or estimate a range of potential costs related to this matter.
Decline in Market Capitalization
     Beginning in the middle of February, 2011, our book value exceeded our market capitalization, which is calculated by multiplying our stock price as reported on the NASDAQ stock market by the number of outstanding shares. We will evaluate the events and circumstances related to this decline in market capitalization in the first quarter of 2011 to determine whether a triggering event to perform an interim goodwill impairment test has occurred. If we conclude that a triggering event has occurred, we will perform an interim goodwill impairment analysis to assess if the goodwill has been impaired. An interim impairment analysis may result in our recording a write-down of goodwill to its estimated implied fair value and recognizing a corresponding goodwill impairment loss, which may be material to our financial position and results of operations.

EXHIBIT INDEX

Exhibit
Number	Description

10.22	Summary of 2010 Compensation Arrangements for Executive Officers

10.23	Employment Offer Letter Agreement dated as of January 4, 2011 between the Registrant and Krish Prabhu

10.24	Employment Separation Agreement executed on of January 25, 2011 between the Registrant and Frank Plastina

10.25	Consulting Agreement dated as of January 4, 2011 between the Registrant and Frank Plastina

10.26	2010 Sales Commission Policy Provisions Applicable to Wolrad Claudy

14.1	Code of Business Conduct for Employees, Officers and Directors

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Interim Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2010, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010, (v) Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2010, and (vi) Notes to Consolidated Financial Statements