Form 10-Q
period 2011-03-31
TEKELEC
filed 2011-05-05
CIK 790705

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2011, there were 68,983,245 shares of the registrant’s common stock, without par value, outstanding.

TEKELEC

FORM 10-Q

Page
Part I — Financial Information
Item 1. Financial Statements	2

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	2
Unaudited Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2011 and 2010	3
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2011 and 2010	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2011 and 2010	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	32

Part II — Other Information

Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 6. Exhibits	33
Signatures	34
Exhibits
EX-10.3
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TEKELEC
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$240,925	$220,938
Accounts receivable, net	131,042	165,019
Inventories	19,117	28,221
Income taxes receivable	5,448	3,098
Deferred income tax asset, current	20,450	19,906
Deferred costs and prepaid commissions	38,427	43,652
Prepaid expenses	11,438	8,527
Other current assets	4,686	3,687

Total current assets	471,533	493,048
Property and equipment, net	38,811	37,169
Deferred income tax asset, net, noncurrent	83,761	72,854
Other assets	1,486	1,507
Goodwill	136,671	135,564
Intangibles assets, net	84,399	92,245

Total assets	$816,661	$832,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,346	$17,823
Accrued expenses	38,024	20,344
Accrued compensation and related expenses	20,334	22,680
Current portion of deferred revenues	132,561	145,291

Total current liabilities	202,265	206,138

Deferred income tax liabilities, noncurrent	4,749	7,430
Long-term portion of deferred revenues	6,302	6,812
Other long-term liabilities	5,877	5,422

Total liabilities	219,193	225,802

Commitments and Contingencies (Note 10)

Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 68,976,995 and 68,617,232 shares issued and outstanding, respectively	353,879	351,309
Retained earnings	240,833	256,829
Accumulated other comprehensive income (loss)	2,756	(1,553)

Total shareholders’ equity	597,468	606,585

Total liabilities and shareholders’ equity	$816,661	$832,387

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2011	2010
	(Thousands, except per share data)
Revenues	$107,759	$115,991
Cost of sales:
Cost of goods sold	44,924	38,604
Amortization of intangible assets	6,752	1,533

Total cost of sales	51,676	40,137

Gross profit	56,083	75,854

Operating expenses:
Research and development	25,773	22,809
Sales and marketing	20,725	17,437
General and administrative	12,779	13,150
Amortization of intangible assets	1,764	230
Restructuring and other	21,364	—

Total operating expenses	82,405	53,626

Income (loss) from operations	(26,322)	22,228
Other income (expense), net	(774)	(945)

Income (loss) before provision for income taxes	(27,096)	21,283
Provision for (benefit from) income taxes	(11,100)	7,565

Net income (loss)	$(15,996)	$13,718

Earnings (loss) per share:
Basic	$(0.23)	$0.20
Diluted	(0.23)	0.20

Weighted average number of shares outstanding:
Basic	68,770	67,636
Diluted	68,770	68,766
See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2011	2010
	(Thousands)
Net income (loss)	$(15,996)	$13,718
Other comprehensive income (loss):
Foreign currency translation adjustments	4,309	(4,540)

Comprehensive income (loss)	$(11,687)	$9,178

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2011	2010
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(15,996)	$13,718
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain on investments carried at fair value, net	—	(80)
Provision for (recovery of) doubtful accounts and returns	(222)	(489)
Provision for (reduction of) warranty	(251)	(347)
Inventory write downs	1,610	1,180
Loss on disposal of fixed assets	118	53
Depreciation	4,369	4,108
Amortization of intangibles	8,516	1,763
Amortization, other	225	238
Deferred income taxes	(14,195)	4,943
Stock-based compensation	2,908	3,296
Excess tax benefits from stock-based compensation	—	(819)
Changes in operating assets and liabilities:
Accounts receivable	36,567	21,083
Inventories	7,619	(3,866)
Deferred costs	6,186	8,452
Prepaid expenses	(2,871)	841
Other current assets	(991)	(2,455)
Accounts payable	(6,750)	(4,511)
Accrued expenses	17,691	(4,919)
Accrued compensation and related expenses	(2,630)	(16,631)
Deferred revenues	(15,663)	(14,591)
Income taxes receivable	(2,297)	1,617
Income taxes payable	456	2,292

Total adjustments	40,395	1,158

Net cash provided by operating activities	24,399	14,876

Cash flows from investing activities:
Proceeds from sales and maturities of investments	—	13,400
Purchases of property and equipment	(5,908)	(2,403)

Net cash provided by (used in) investing activities	(5,908)	10,997

Cash flows from financing activities:
Proceeds from issuance of common stock	640	7,050
Payments of net share-settled payroll taxes related to equity awards	(978)	(2,282)
Excess tax benefits from stock-based compensation	—	819

Net cash provided by (used in) financing activities	(338)	5,587

Effect of exchange rate changes on cash	1,834	(1,442)

Net change in cash and cash equivalents	19,987	30,018
Cash and cash equivalents, beginning of period	220,938	277,259

Cash and cash equivalents, end of period	$240,925	$307,277

See notes to unaudited condensed consolidated financial statements.

TEKELEC
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation and Changes in Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of Tekelec and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X.
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
     We operate under a thirteen-week quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 are for the thirteen weeks ended April 1, 2011 and April 2, 2010, respectively.
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010.
Note 2 — Recent Acquisitions
     In the second quarter of 2010 we completed the acquisitions of Camiant, Inc. (“Camiant”) and Blueslice Networks, Inc. (“Blueslice”) for cash consideration of $127.0 million and $35.0 million, respectively, for an aggregate of $162.0 million. We have included the results of operation of these acquisitions in our consolidated results from the date of acquisition.
Select Pro-Forma Financial Information
     The following represents our unaudited condensed pro-forma financial results as if the acquisitions of Camiant and Blueslice had occurred as of the beginning of the earliest period presented. Unaudited condensed pro-forma results are based upon accounting estimates and judgments that we believe are reasonable. The condensed pro-forma results are not necessarily indicative of the actual results of our operations had the acquisitions occurred at the beginning of the periods presented, nor does it purport to represent the results of operations for future periods. For example, included in these pro-forma results is the estimated impact of intangible asset amortization and other acquisition-related expenses for the three months ended March 31, 2010. Based on the estimated useful lives of certain intangible assets and how the acquisition-related expenses are estimated to be incurred, pro-forma amounts presented in the table below for the three months ended March 31, 2010 include less expense related to these items than our actual results for the same periods.

Three Months Ended
March 31, 2010
(in thousands, except per share amounts)
Revenues	$122,730
Net Income	$8,562
Basic earnings per share	$0.13
Diluted earnings per share	$0.13

     Our actual operating results for the three months ended March 31, 2011 included revenues and net loss from the products associated with acquired businesses as follows (in thousands):

	Three Months Ended March 31, 2011
	Camiant	Blueslice	Total
Revenues	$6,864	$462	$7,326
Net loss	$(2,439)	$(2,428)	$(4,867)
     Included in our actual operating results for the three months ended March 31, 2011 is $3.3 million of after tax amortization related to acquired intangible assets.
Note 3 — Restructuring and Other Costs
     In January 2011, we entered into an employment severance agreement with our former President and Chief Executive Officer in connection with his resignation as an executive officer and employee effective January 4, 2011. In connection with this agreement, we incurred approximately $2.5 million in severance costs that will be paid during 2011 and 2012 in 24 equal monthly installments.
     During 2010 and continuing through 2011, demand for our Eagle 5 and other established solutions has continued to decline as service providers shift their investments to data and other broadband services. Further, while demand for our next-generation solutions has continued to grow, the growth has not been able to offset the decline in demand for our Eagle 5 and other established products. As a result, certain of our key operating metrics, such as total orders, total revenue, gross margin, operating margin and revenue per employee, declined from our historical levels.
     In response to this decline, in the first quarter of 2011, we initiated a restructuring plan (the “Plan”) as part of our efforts to better align our operating cost structure with our current and expected business opportunities. Under the Plan we have initiated the following actions:
•	a reduction of our overall headcount in the U.S and the consolidation of positions from various global locations; in addition, subject to employee information and consultation processes, reductions in positions in foreign countries. The overall workforce reduction is expected to be approximately 10% to 15% of our workforce;

•	a reduction of the discretionary portion of our operating costs through various cost control initiatives, including: (i) reducing advertising expenditures; (ii) delaying merit increases and modifying incentive compensation plans; (iii) reducing capital expenditures; and (iv) reducing other discretionary expenditures, such as costs related to outside consultants, travel and recruiting; and

•	consolidation of certain facilities and the abandonment of certain assets in connection with the consolidation of facilities.
     Included in our results from operations for the three months ended March 31, 2011 are pre-tax restructuring charges of $21.4 million related primarily to severance costs under our severance policies, including the $2.5 million related to our former President and Chief Executive Officer discussed above. These charges are included in “Restructuring and other” in the accompanying unaudited condensed consolidated income statement for three months ended March 31, 2011. Under the Plan, we anticipate that during 2011 we will incur total restructuring costs of between $23.0 million and $28.0 million. The Plan and the associated costs are based on our current best estimates which could change materially, including without limitation as a result of employee information and consultation processes conducted in local jurisdictions.
     Subject to complying with and undertaking any necessary individual and collective employee information and consultation obligations required by local law, we expect all of these activities and associated expenses to occur by the end of 2011.

     The following table provides a summary of our restructuring activities and the remaining obligations as of March 31, 2011 (in thousands):

Severance
Costs and
Related
Benefits
Restructuring obligations, December 31, 2010	$441
2011 Restructuring and related expenses	21,364
Cash payments	(1,895)
Effect of exchange rate changes	20

Restructuring obligations, March 31, 2011	$19,930

     Restructuring obligations are included in “Accrued expenses” in the accompanying unaudited condensed consolidated balance sheets. We anticipate settling all of our restructuring obligations during 2011 and 2012. This is based on our current best estimate, which could change materially if actual activity differs from what is currently expected.
Note 4 — Other Income and Expense
     The components of “Other income (expense), net” were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Other income (expense), net:
Interest income	$31	$142
Interest expense	(227)	(67)
Unrealized gain on investments carried at fair value, net	—	80
Foreign currency gain (loss), net	(262)	(680)
Other, net	(316)	(420)

Total other income (expense), net	$(774)	$(945)

Note 5 — Fair Value of Financial Instruments
Recurring Measurements
     We measure certain financial assets and liabilities at fair value on a recurring basis. The fair value of our cash, cash equivalents, accounts receivable and accounts payable approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments. The following table sets forth our financial instruments carried at fair value as of March 31, 2011 and December 31, 2010 (in thousands):

	Financial Instruments
	Carried at Fair Value
	March 31,	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$240,925	$220,938
     The fair value of our financial instruments as of March 31, 2011 is based on quoted prices in active markets for identical items and falls under Level 1 of the fair value hierarchy as defined in the authoritative guidance.

Derivative Instruments
     Our derivative instruments, which consist primarily of foreign currency forward contracts, are recognized as assets or liabilities at fair value. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. Our foreign currency forward contracts are structured to expire on the last day of each quarter, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends. Because of the short duration of these contracts, their fair value was not significant as of March 31, 2011 and December 31, 2010.
Nonrecurring Measurements
     We measure certain assets, accounted for under the cost method, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other than temporarily impaired.
     We measure the fair value of our nonfinancial assets and liabilities, including but not limited to, intangible assets, goodwill and restructuring obligations that are accounted for under the authoritative guidance for exit or disposal cost obligations. We perform our annual impairment test for intangible assets and goodwill on October 1st of each fiscal year and more frequently upon the occurrence of certain events in accordance with the provisions of the authoritative guidance for intangible assets and goodwill. In the first quarter of 2011, due to the fact that our net book value exceeded our market capitalization, we performed an interim goodwill impairment analysis in accordance with the provisions of the authoritative guidance for intangible assets and goodwill. Our analysis indicated that no impairment existed as of March 31, 2011. Accordingly, as of March 31, 2011, we do not have any nonrecurring measurement disclosure for these nonfinancial assets.
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

     The following table shows the notional contract values in local currency and U.S. Dollars of the foreign exchange forward contracts outstanding as of March 31, 2011, grouped by underlying foreign currency:

	Contracts Outstanding as of March 31, 2011
	In Local Currency		In US Dollars
Euros (“EUR”) (contracts to buy EUR/sell US$)	(EUR)	(23,286,833)	$(32,890,322)
Indian rupees (“INR”) (contracts to sell INR/buy US$)	(INR)	238,598,000	5,310,438
Canadian dollars (“CAD”) (contracts to sell CAD/buy US$)	(CAD)	2,072,000	2,150,047
Singapore dollars (“SGD”) (contracts to buy SGD/sell US$)	(SGD)	(328,000)	(259,761)
Malaysian ringgits (“MYR”) (contracts to sell MYR/buy US$)	(MYR)	5,792,000	1,909,597
Taiwan dollars (“TWD”) (contracts to sell TWD/buy US$)	(TWD)	50,837,000	1,735,703
Brazilian reais (“BRL”) (contracts to sell BRL/buy US$)	(BRL)	10,587,000	6,466,133

Total			$(15,578,165)

     The following table shows the average notional contract values in the underlying currency and U.S. Dollars of foreign currency exchange forward contracts outstanding during the three months ended March 31, 2011, grouped by underlying foreign currency:

	Average Contracts Outstanding
	during the three months ended March 31, 2011
	In Local Currency		In US Dollars
Euros (“EUR”) (contracts to buy EUR/sell US$)	(EUR)	(34,123,582)	$(46,293,393)
Indian rupees (“INR”) (contracts to sell INR/buy US$)	(INR)	246,491,714	5,381,695
British pound (“GBP”) (contracts to sell GBP/buy US$)	(GBP)	554,341	880,845
Singapore dollars (“SGD”) (contracts to buy SGD/sell US$)	(SGD)	(142,154)	(112,426)
Malaysian ringgits (“MYR”) (contracts to sell MYR/buy US$)	(MYR)	5,927,231	1,926,369
Taiwan dollars (“TWD”) (contracts to sell TWD/buy US$)	(TWD)	36,547,418	1,239,356
Canadian dollars (“CAD”) (contracts to sell CAD/buy US$)	(CAD)	2,419,670	2,440,443
Brazilian reais (“BRL”) (contracts to sell BRL/buy US$)	(BRL)	4,624,286	2,751,184

Total			$(31,785,927)

     As of March 31, 2011, all of our derivative instruments are maintained with Wells Fargo Bank, and potentially subject us to a concentration of credit risk, which may result in credit related losses in the event of the bank’s nonperformance. We mitigate this risk by monitoring Wells Fargo’s credit ratings published by major rating firms (Fitch, Standard & Poor’s, and Moody’s). In addition, we monitor Wells Fargo’s Credit Default Swap spread on a quarterly basis to assess the bank’s default risk relative to its peers.
     As discussed above, our foreign currency forward contracts are structured to expire on the last day of the accounting period, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends and, accordingly, their fair value was not significant as of March 31, 2011 and December 31, 2010.
     The table below provides a summary of the effect of derivative instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in thousands):

Amount of Gain or (Loss)
Recognized in Results
Derivatives Not Designated	Location of Gain or (Loss)	of Operations
as Hedging Instruments	Recognized in Results	Three months ended
under SFAS No. 133	of Operations	March 31, 2011	March 31, 2010
Foreign currency forward contracts	Other income (expense), net	$1,460	$(2,416)
     The above gains or losses on the derivative instruments include the cost of entering into the contracts (i.e. forward points), and are generally offset by a corresponding foreign currency gain or loss on the underlying hedged transaction (e.g., customer accounts receivable). The gain or loss on both the derivative instrument and the corresponding hedged transaction are reflected in “Other income (expense), net” in the accompanying unaudited condensed consolidated statements of operations.
Note 7 — Financial Statement Details
Accounts Receivable, net
     Accounts receivable, net consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accounts receivable	$141,404	$175,486
Less: Allowance for doubtful accounts and sales returns	10,362	10,467

	$131,042	$165,019

     The following details the changes in the allowance for doubtful accounts and sales returns during the three months ended March 31, 2011:

Balance at December 31, 2010	$10,467
Provision for (recovery of) doubtful accounts and returns	(222)
Write-offs net of recoveries	(155)
Effect of exchange rate changes	272

Balance at March 31, 2011	$10,362

Inventories, net
     Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$14,552	$21,851
Finished goods	4,565	6,370

Total inventories, net	$19,117	$28,221

Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accrued installation and professional services costs	$3,278	$4,452
Deferred rent	2,342	2,532
Accrued restructuring	19,930	441
Accrued warranty costs	829	1,185
Accrued professional fees and legal accrual	1,694	1,839
Accrued other	9,951	9,895

Total	$38,024	$20,344

Note 8 — Intangible Assets and Goodwill
Intangible Assets
     Intangible assets consist of the following (in thousands):

		Accumulated
March 31, 2011	Gross	Amortization	Net
Intangible assets with finite lives:
Purchased technology	$98,870	$(35,944)	$62,926
Customer relationships	18,800	(5,042)	13,758
Contract backlog	7,500	(5,731)	1,769
Non-compete agreements	4,380	(1,963)	2,417
IPR&D, with finite lives	2,450	(271)	2,179
Trademarks and trade names	1,240	(370)	870

Gross intangible assets with finite lives	133,240	(49,321)	83,919
Effect of exchange rate changes	657	(638)	19

Total intangible assets with finite lives	133,897	(49,959)	83,938
IPR&D, with indefinite lives	461	—	461

Total intangible assets	$134,358	$(49,959)	$84,399

		Accumulated
December 31, 2010	Gross	Amortization	Net
Intangible assets with finite lives:
Purchased technology	$98,870	$(30,126)	$68,744
Customer relationships	18,800	(3,929)	14,871
Contract backlog	7,500	(4,879)	2,621
Non-compete agreements	4,380	(1,415)	2,965
IPR&D, with finite lives	2,450	(148)	2,302
Trademarks and trade names	1,240	(267)	973

Gross intangible assets with finite lives	133,240	(40,764)	92,476
Effect of exchange rate changes	(766)	74	(692)

Total intangible assets with finite lives	132,474	(40,690)	91,784
IPR&D, with indefinite lives	461	—	461

Total intangible assets	$132,935	$(40,690)	$92,245

     During the first quarter of 2011 we evaluated the remaining useful lives of purchased technology intangible assets associated with the Steleus and iptelorg acquisitions. Based on current technological trends and our related expected business opportunities, we shortened the useful lives of these assets from a remaining weighted average life of 3.75 years at the time the evaluation was performed to an estimated life of approximately one year.
     The estimated future amortization expense of purchased intangible assets with finite lives as of March 31, 2011 is as follows (in thousands):

For the Years Ending December 31,	(Thousands)
2011 (remaining nine months)	$29,020
2012	19,948
2013	14,564
2014	14,411
2015	5,995

Total	$83,938

Goodwill
     As required by the authoritative guidance for intangibles and goodwill, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of certain events in accordance with the provisions of the authoritative guidance for intangibles and goodwill. In the first quarter of 2011, due to the fact that our net book value exceeded our market capitalization, we performed an interim goodwill impairment analysis in accordance with the provisions of the authoritative guidance for intangible assets and goodwill. Our analysis indicated that the fair value of the reporting unit exceeded its net book value by over 20%, and thus no impairment existed as of March 31, 2011. As of March 31, 2011, no impairment losses were recognized with respect to goodwill.
     The changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows (in thousands):

Balance at December 31, 2010	$135,564
Effect of exchange rate changes	1,107

Balance at March 31, 2011	$136,671

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
     We conduct business globally, and as a result, one or more of our subsidiaries file income tax returns in various domestic and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. During 2008, the Internal Revenue Service (“IRS”) completed an examination of tax years 2004 through 2006; therefore, our U.S. federal income tax returns for tax years prior to 2007 are generally no longer subject to adjustment. In the first quarter of 2011, the IRS commenced its examination of tax years 2007 through 2009 as a result of Tekelec having filed a refund claim related to a capital loss generated in 2009. As a result, we have extended the statute of limitations on our 2007 tax year. With respect to our U.S. state tax returns, we are generally no longer subject to examination of tax years prior to 2007 in our primary state tax jurisdictions. We are also currently under examination by the state of North Carolina resulting from a refund claim filed with respect to our 2007 and 2008 tax years. Our foreign income tax returns are generally no longer subject to examination for tax periods 2003 and prior. Although it is possible that certain tax examinations, including the IRS examination, could be resolved during the next 12 months, the timing and outcomes are uncertain.
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
     For the three months ended March 31, 2011 our effective tax rate was a benefit of 41% based on the pre-tax loss for the quarter. The effective tax rate for this period differs from the statutory rate of 35% primarily due to (i) research and development tax credits in various jurisdictions, (ii) U.S. state income tax benefit, (iii) recognition of certain previously unrecognized tax benefits resulting from the completion of studies related to our global transfer pricing policies, and (iv) the jurisdictional split of our global income in countries with lower tax rates, as offset by tax expense related to accounting for stock-based compensation and the required tax treatment under the authoritative guidance discussed further below. For the three months ended March 31, 2010, our effective tax rate was 36%. The effective tax rate for this period differed from the statutory tax rate of 35% primarily due to (i) state income tax expense, (ii) tax expense resulting from employee stock option cancellations and the required tax treatment under the authoritative guidance for stock-based compensation as discussed below, and (iii) an offsetting tax benefit of lower tax rates in the foreign jurisdictions in which we operate.
     We no longer have a “pool of windfall tax benefits” as defined by the authoritative guidance for stock-based compensation. As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under the authoritative guidance will negatively impact our effective tax rate and increase its volatility, resulting in a reduction of our earnings. The authoritative guidance for stock compensation requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs. For the three months ended March 31, 2011, we recorded a discrete tax expense of $1.6 million as compared to $0.5 million recorded for the three months ended March 31, 2010 associated with our stock compensation plans.
Note 10 — Commitments and Contingencies
Indemnities, Commitments, Contingencies and Guarantees
     In the normal course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include, among others, intellectual property indemnities to our customers in connection with the sale of our products and licensing of our technology, indemnities for liabilities associated with the infringement of other parties’ technology based upon our products and technology, guarantees of timely performance of our obligations, guarantees and indemnities related to the reliability and performance of our equipment, and indemnities to our directors and officers to the maximum extent permitted by law. The duration of these indemnities, commitments and guarantees varies, and, in certain cases, is indefinite. Many of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded a liability for these indemnities, commitments or guarantees in the accompanying balance sheets because future payment is not probable.
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
     On February 7, 2011, a shareholder derivative complaint was filed in the California Superior Court of Santa Clara County against certain current and former officers and directors. The suit alleges that named parties breached their fiduciary duties to the Company by, among other things, making statements between February, 2010 and August, 2010 which plaintiffs claim were false and misleading and by allegedly failing to implement adequate internal controls and means of supervision at the Company. On March 3, 2011, a nearly identical shareholder derivative complaint was filed in the U.S. District Court for the Central District of California. These suits seek an unspecified amount of damages from the named parties and modifications to the Company’s corporate governance policies. The allegations in the complaints are similar to the purported class action complaint discussed above. The individual defendants intend to vigorously defend the suits and the Company, on whose behalf these claims purport to be brought, intends to move to dismiss the shareholder derivative complaints on the grounds that the derivative plaintiffs did not file the claims in accordance with applicable laws governing the filing of derivative suits. As we are in the very early stages of these litigations, we are unable to predict the outcome of these cases or estimate a range of potential costs related to these matters.
Note 11 — Stock-Based Compensation
Stock-Based Compensation Expense
     Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Option and
	SAR Grants
	and Stock
	Purchase
Income Statement Classifications	Rights	RSUs	Total
Three months ended March 31, 2011
Cost of goods sold	$64	$313	$377
Research and development	61	446	507
Sales and marketing	130	809	939
General and administrative	245	840	1,085

Total	$500	$2,408	$2,908

Three months ended March 31, 2010
Cost of goods sold	$77	$275	$352
Research and development	75	266	341
Sales and marketing	98	711	809
General and administrative	521	1,273	1,794

Total	$771	$2,525	$3,296

     Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended March 31, 2011 and 2010 such that expense was recorded only for those stock-based awards that are expected to vest.
Note 12 — Operating Segment Information
     We consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically the development and sale of signaling telecommunications solutions and related value added applications and services.

Enterprise-Wide Disclosures
     The following tables sets forth, for the periods indicated, revenues from external customers by our principal product lines, as well as revenues by domestic versus international regions (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Product revenues:
Eagle, number portability, and other session management products	$65,816	$66,114
Performance management products	5,100	10,425

Total product revenues	70,916	76,539
Warranty revenues	20,251	19,002
Professional and other services revenues	16,592	20,450

Total revenues	$107,759	$115,991

	Three Months Ended
	March 31,
	2011	2010
United States	$36,513	$35,568
International	71,246	80,423

Total revenues	$107,759	$115,991

     For the three months ended March 31, 2011 revenues from Verizon and ITI Limited represented 18% and 12%, respectively, of our total revenues. For the three months ended March 31, 2010, revenues from AT&T represented 14% of our total revenues. For the three months ended March 31, 2011, revenues from India accounted for 23% of our total revenues.
     The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment and other assets by geographic region (in thousands):

	Long-Lived Assets
	By Geographic Region
	March 31,	December 31,
	2011	2010
United States	$31,942	$30,836
Other	8,355	7,840

Total long-lived assets	$40,297	$38,676

Note 13 — Earnings (Loss) Per Share
     The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	Income from
	Operations	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2011:
Basic earnings per share	$(15,996)	68,770	$(0.23)
Effect of dilutive securities	—	—

Diluted income from operations per share	$(15,996)	68,770	$(0.23)

For the Three Months Ended March 31, 2010:
Basic earnings per share	$13,718	67,636	$0.20
Effect of dilutive securities	—	1,130

Diluted earnings per share	$13,718	68,766	$0.20

     The computation of diluted earnings (loss) per share excludes unexercised stock options and share appreciation rights (“SARs”), and unvested restricted stock units (“RSUs”) that are anti-dilutive. The following common stock equivalents were excluded from the earnings (loss) per share computation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Weighted average number of stock options, SARs and RSUs, calculated using the treasury stock method, that were excluded due to the exercise/threshold price exceeding the average market price of our common stock during the period	4,327	3,933
Weighted average number of stock options, SARs and RSUs excluded due to the reporting of a net loss for the period	373	—

Total common stock equivalents excluded from diluted net income (loss) per share computation	4,700	3,933

     There were no transactions subsequent to March 31, 2011, which had they occurred prior to the end of our first quarter, would have changed materially the number of shares in the basic or diluted earnings per share computations.
Note 14 — Subsequent Events
Executive Officer Resignation and Severance Agreement
     On April 29, 2011, Wolrad Claudy, Executive Vice President, Global Sales of Tekelec, and Tekelec Germany GmbH (“Tekelec Germany”) entered into a Termination Agreement pursuant to which the parties mutually agreed that Mr. Claudy would resign, effectively immediately, from his position as Managing Director of Tekelec Germany. On the same date, Mr. Claudy resigned from his office as Executive Vice President, Global Sales of the Company.
     Pursuant to the Termination Agreement and in accordance with the six-month notice requirement under the 2008 Managing Director Agreement between Tekelec Germany and Mr. Claudy, Mr. Claudy will remain employed by Tekelec Germany through October 31, 2011. During that period, Mr. Claudy will continue to receive his monthly base salary of 16,250 Euros (i.e., approximately $23,129 based on a Euro to U.S. dollar exchange rate of 1.4233) and to be entitled to receive commissions under the 2011 Sales Compensation Plan for Wolrad Claudy. Mr.

Claudy will provide services related to customer relationships and customer accounts through July, 2011 and will thereafter be released from the obligation to provide such services. In connection with the termination of Mr. Claudy’s employment with Tekelec Germany and in accordance with the terms of the Company’s 2007 Officer Severance Plan, as amended, Mr. Claudy will receive cash severance compensation in the total amount of 497,250 Euros (i.e., approximately $707,736 based on a euro to dollar exchange rate of 1.4233) and will receive certain health care benefits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results and percentage relationships among any amounts in the unaudited condensed consolidated financial statements are not necessarily indicative of trends in operating results for any future periods.
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
     Our solutions are designed to address the fundamental challenge facing service providers: network capacity requirements growing more rapidly than service provider revenues. Our solutions are engineered to cost-effectively scale relative to service provider capacity requirements and the corresponding increase in application transactions. Our solutions are comprised of elements from our portfolio of proprietary software which are increasingly being integrated with commercial hardware, operating systems and database technologies. Complementing our intelligence layer solutions with advances in technology, such as multi-core processors, virtualization software and browser-based cloud computing, enables our software and systems to deliver intelligence at layers four to seven of our customers’ IP networks. We believe that our core network solutions are cost-effective for our customers and enable them to provide value to their subscribers.
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
     In addition to striving to maintain an effective system of internal control over financial reporting, we also strive to follow the highest ethical and professional standards in measuring and reporting our financial performance. Specifically, we have adopted a code of conduct for all of our employees and directors that requires a high level of professionalism and ethical behavior. We believe that our accounting policies are prudent and provide a clear view of our financial performance. We utilize our internal audit function to help ensure that we follow these accounting policies and to independently test our internal control. Further, our Disclosure Committee, composed primarily of senior financial and legal personnel, helps ensure the completeness and accuracy of the reporting of our financial results and our other disclosures. In performing its duties, the Disclosure Committee consults with and obtains relevant information from key functional areas such as operations, finance, customer service and sales, and utilizes an internal certification process that solicits responses from these functional areas. Prior to the release of our financial results, key members of our management review our operating results and significant accounting policies and estimates with our Audit Committee, which consists solely of independent members of our Board of Directors.
Operating Environment and Key Factors Impacting our Results
     In order to better understand the trends within our business, we believe it is important to understand the varying dynamics across geographical regions, particularly between developed and emerging markets. Within developed markets, we believe our customers are shifting their investments from 2G and 3G networks to investments in their next-generation networks, such as Long Term Evolution (“LTE”) as a result of the slowing growth of voice and text messaging traffic. While the shift in our customers’ focus has accelerated the decline in orders for our Eagle 5 and other established products, it has resulted in an increase in demand for our next-generation products.
     Our orders for the first quarter of 2011 were up 22% as compared to orders for the first quarter of 2010, primarily due to growth in our next-generation product portfolio, including orders from policy and subscriber data management solutions associated with the Camiant and Blueslice acquisitions. Orders for our next-generation portfolio were $26.1 million for the quarter, an increase of over 80% as compared to the same period in 2010. Both our total orders and next-generation orders for the first quarter of 2010 exclude orders from the solutions obtained in our acquisitions of Camiant and Blueslice. Prior to the acquisitions, Camiant and Blueslice orders were approximately $4.5 million in the first quarter of 2010.
     One of the primary drivers for this growth was a multi-million dollar order in the first quarter of 2011 for our Diameter Signaling Router (“DSR”) solution in connection with a nationwide LTE rollout by a Tier One service provider. This integrated solution, which also includes our subscriber data management and performance management products, will centralize network routing data and help manage the provider’s subscriber profile information. Diameter is the signaling protocol used predominantly in operators’ all-data networks for policy, charging, mobility management and certain IMS functions. We believe a centralized intelligent session management layer is critical for an efficient, scalable network.
     While we were pleased with the overall order performance of our next-generation portfolio in the first quarter, orders for our performance management solution declined by $4.5 million during the first quarter of 2011 as compared to the first quarter of last year. We believe the market for our performance management solution is transitioning from monitoring traditional voice traffic to a focus on analyzing mobile data traffic. Given this technology transition, coupled with a more competitive market environment, the conversion time of our pipeline to orders has lengthened and our win rate of new orders has decreased, negatively impacting our orders for this solution.
     Orders for Eagle 5 and other established products showed a modest growth of 2% in the first quarter of 2011 as compared to the first quarter of 2010, primarily due to higher year-over-year orders received from international regions. Despite this year-over-year order growth in the first quarter, we continue to expect a 2011 year-over-year order decline of 15% or more for our Eagle 5 products.
     While demand for our next-generation solutions has continued to grow, the growth has not been able to offset the decline in demand for our Eagle 5 and other established products. Accordingly, we have seen a decrease in our total orders in 2010. As a result, in 2010 and 2011, certain of our key operating metrics, such as total revenue, gross margin, operating margin and revenue per employee, declined from our historical levels.

     In response to this decline, in the first quarter of 2011, we initiated a restructuring plan (the “Plan”) as part of our efforts to better align our operating cost structure with our current and expected business opportunities. Upon completion of the restructuring, we expect to reduce our annual operating expenses by $20.0 million to $25.0 million. The post restructuring run rate is inclusive of an anticipated shift in investments from our established product to our next-generation solutions.
     Despite the decline in our operations, we continue to operate a cash flow positive business, as we generated $24.4 million of cash flow from operations in the first quarter of 2011. We had $240.9 million in cash and no debt at the end of the first quarter of 2011.
Summary of Operating Results and Key Financial Metrics
     The following is a summary of our performance relative to certain key financial metrics for our operations as of and for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 (in thousands, except earnings per share and percentages):

	Three Months Ended March 31,
	2011	2010	Change 2010 to 2011
Orders	$69,469	$56,724	$12,745	22%
Backlog	$305,413	$308,427	$(3,014)	(1)%
Revenues	$107,759	$115,991	$(8,232)	(7)%
Operating income (loss)	$(26,322)	$22,228	$(48,550)	(218)%
Diluted earnings (loss) per share	$(0.23)	$0.20	$(0.43)	(215)%
     Orders increased 22% on a year-over-year basis from $56.7 million in the first quarter of 2010 to $69.5 million in the first quarter of 2011 for the reasons discussed previously.
     Backlog decreased by $33.4 million, or 10%, from December 31, 2010 to March 31, 2011, primarily due to the seasonal nature of our orders as revenues typically exceed orders during the first half of the year. Backlog decreased by $3.0 million, or 1%, from March 31, 2010 to March 31, 2011, primarily due to the decline in our Eagle 5 business which is not yet offset by the increase in demand for our next-generation portfolio. Additionally, the favorable impact of foreign exchange fluctuations (primarily related to the Euro) resulted in a $4.9 million increase in backlog.
     Revenues decreased by 7% to $107.8 million in the first quarter of 2011 from $116.0 million in the first quarter of 2010. Revenues from the solutions obtained from our acquisitions of Camiant and Blueslice represented $7.3 million of our total revenues in the first quarter of 2011. Our 2011 revenues were negatively impacted by a lower backlog available at the beginning of the year, which was caused by a decline in annual orders in 2010.
     Operating Income (Loss) decreased from $22.2 million of operating income in the first quarter of 2010 to $26.3 million of operating loss in the first quarter of 2011, driven primarily by (i) a reduction in gross margins of $19.8 million due to lower revenues as previously discussed and lower gross margins associated with a higher proportion of revenues from emerging markets and certain one-time costs related to product warranties and inventory reserves, (ii) a restructuring charge of $21.4 million, and (iii) an increase in intangible assets amortization expense of $5.1 million as a result of acquiring Camiant and Blueslice in the second quarter of 2010.
     Diluted Earnings (Loss) per Share decreased to $0.23 loss per share in the first quarter of 2011 from $0.20 earnings per share in the first quarter of 2010, primarily due to the decrease in operating income discussed above.
Results of Operations
Revenues
     Revenues decreased by 7% to $107.8 million in the first quarter of 2011 from $116.0 million in the first quarter of 2010 due primarily to the fact that we entered 2011 with backlog that was approximately $35.0 million lower than the backlog at the beginning of 2010. The following discussion provides a more detailed analysis of changes in revenues by product line.

Revenues by Product Line
     In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues from each of our product lines. Revenues from each of our product lines for the three months ended March 31, 2011 and 2010 are as follows (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2011	2010	2010 to 2011
Product revenues:
Eagle, number portability, and other session management products	$65,816	$66,114	$(298)	(0)%
Performance management products	5,100	10,425	(5,325)	(51)%

Total product revenues	70,916	76,539	(5,623)	(7)%
Warranty revenues	20,251	19,002	1,249	7%
Professional and other services revenues	16,592	20,450	(3,858)	(19)%

Total revenues	$107,759	$115,991	$(8,232)	(7)%

     Product Revenues
     Our product revenues decreased by $5.6 million, or 7%, in the first quarter of 2011 compared with the first quarter of 2010 due primarily to the decrease in revenue from our performance management products. As we mentioned above, we believe the market for this product is transitioning from monitoring voice traffic to monitoring data traffic and as a result we saw a decline in orders in 2010 and in the first quarter of 2011 for our voice-centric offerings. We believe this market transition and the resulting decline in orders are causing the decline in our performance management revenues.
     Worldwide, our product revenues have been impacted by a variety of factors in addition to those discussed above, including: (i) industry consolidation resulting in a delay and/or decline in our customer orders; (ii) competitive pricing pressure, particularly with respect to our Eagle 5 product line; (iii) the pricing of our SIGTRAN-based products, which are typically priced at a significantly lower price per equivalent link or unit of throughput than our traditional SS7-based products, resulting in reductions in our orders and revenues; (iv) our current ability to sell our next-generation products, such as session management, policy management, subscriber data management and mobile messaging products to new and existing customer base; and (v) the amount of signaling traffic generated on our customers’ networks, impacting our volume of orders. We derive the majority of our product revenues from wireless operators, which generate significantly more signaling traffic than wireline networks. As a result, these networks require significantly more signaling infrastructure than wireline networks. Signaling traffic on our wireless customers’ networks may be impacted by several factors, including growth in the number of subscribers, the number of calls made per subscriber, roaming and the use of additional features, such as text messaging.
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
     Warranty revenues increased by 7% in the first quarter of 2011 compared to the first quarter of 2010. This increase was principally due to the increase in our installed base of customers globally.
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
     Professional and other services revenues for the first quarter of 2011 decreased by $3.9 million, or 19%, as compared to the first quarter of 2010. This decrease is primarily due to a decline in services related revenues for our performance management products, which are typically more service intensive than our other solutions. This decline was partially offset by year-over-year professional and other services revenues growth in our next-generation session and policy management and subscriber data management products.
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
Cost of Sales
     In order to better understand our cost structure, we analyze and present our costs and expenses in the categories discussed below:
     Cost of goods sold
     Cost of goods sold includes: (i) materials, labor, and overhead costs incurred internally and paid to contract manufacturers to produce our products; (ii) personnel and other costs incurred to install our products; and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for the three months ended March 31, 2011 and 2010 were as follows (in thousands, except percentages):

For the Three Months Ended
March 31,	Change
2011	2010	2010 to 2011
Cost of goods sold	$44,924	$38,604	$6,320	16%
Revenues	107,759	115,991	(8,232)	(7)%
Cost of good sold as a percentage of revenues	42%	33%
     Cost of goods sold increased in both absolute dollars and as a percentage of revenues in the first quarter of 2011 as compared to the same period in 2010. The increase in cost of goods sold in 2011 is primarily attributable to (i) approximately $2.0 million of warranty-related costs and inventory write-offs that were incurred during the first quarter of 2011 related to hardware transitions and delivery requirements associated with our policy and subscriber data management products, (ii) a $2.0 million write-off of deferred costs related to a customer in the Middle East due to collectability concerns and therefore our ability to recover these costs, and (iii) a higher percentage of our 2011 revenues being derived from India where our margins are below our corporate average.
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
Amortization of Product Related Intangible Assets
     Amortization of purchased technology for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Amortization of intangible assets related to:
Camiant	$2,988	$—
mBalance	1,650	932
Steleus	1,034	483
Blueslice	782	—
iptelorg	287	118
Other	11	—

Total	$6,752	$1,533

     The increase in amortization in 2011 is primarily due to the amortization associated with Camiant and Blueslice intangibles acquired in May 2010. Additionally, during the first quarter of 2011 we evaluated the remaining useful lives of purchased technology intangible assets associated with the 2004 Steleus and 2005 iptelorg acquisitions. Based on current technological trends and our related expected business opportunities, we shortened the useful lives of these assets with the resulting increase in amortization reflected in our first quarter cost of sales.
Research and Development Expenses
     Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, outsourced development and consulting costs, and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2011	2010	2010 to 2011
Research and development	$25,773	$22,809	$2,964	13%
Percentage of revenues	24%	20%
     The following is a summary of the year-over-year fluctuations in our research and development expenses during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 (in thousands):

2010 to 2011
Increase (decrease) in:
Salaries, benefits and incentive compensation	$1,813
Stock-based compensation	166
Integration-related compensation	125
Consulting and professional services	197
Facilities and depreciation	221
Other	442

Total	$2,964

     Although we reduced expenses associated with our Eagle 5 product line, our investment in the next-generation portfolio exceeded these reductions. As a result, research and development expenses in the first quarter of 2011 as compared to the first quarter of 2010 were higher across all expense categories, principally due to an increase of $3.9 million associated with expenses related to our policy and subscriber data management acquisitions. These acquisitions were completed in May of 2010 and were not included in our expense profile for the first quarter of 2010.
Sales and Marketing Expenses
     Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including: (i) salaries, commissions and related costs; (ii) costs of outside contract personnel; (iii) facilities costs; (iv) advertising and other marketing costs, such as tradeshows; and (v) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2011	2010	2010 to 2011
Sales and marketing expenses	$20,725	$17,437	$3,288	19%
Percentage of revenues	19%	15%
     The following is a summary of the year-over-year fluctuation in our sales and marketing expenses during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 (in thousands):

2010 to 2011
Increase (decrease) in:
Salaries, benefits and incentive compensation	$1,747
Stock-based compensation	129
Integration-related compensation	153
Sales commissions	473
Marketing and advertising	520
Travel	299
Other	(33)

Total	$3,288

     The increase in sales and marketing expenses in the first quarter of 2011 as compared to the same period of 2010 was observed across all expense categories and is primarily attributable to (i) additional sales and marketing personnel costs associated with May 2010 acquisitions of Camiant and Blueslice, (ii) increased travel, marketing, and employee related expenses as a result of increased activities associated with our next-generation products, and (iii) an increase in third party commissions which are typically paid at much higher rates than those to our direct sales force.
General and Administrative Expenses
     General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., finance, legal, business development, information technology and human resources personnel) and consist of: (i) salaries and related compensation costs; (ii) consulting and other professional services (e.g., litigation and other outside legal counsel fees and audit fees); (iii) facilities and insurance costs; and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	For the Three Months Ended
	March 31,		Change
	2011	2010	2010 to 2011
General and administrative expenses	$12,779	$13,150	$(371)	(3)%
Percentage of revenues	12%	11%

     The following is a summary of the year-over-year fluctuation in our general and administrative expenses during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 (in thousands):

2010 to 2011
Increase (decrease) in:
Salaries, benefits and incentive compensation	$(588)
Stock-based compensation	(709)
Integration-related compensation	7
Consulting and professional services	1,007
Facilities and depreciation	114
Bad debt expense	(273)
Other	71

Total	$(371)

     General and administrative expenses in the first quarter of 2011 remained comparable to the first quarter of 2010. Employee compensation related expenses decreased due to lower incentive compensation and fewer equity grants in the first quarter of 2011 as compared to the first quarter of 2010. The above decreases were partially offset by an increase in consulting and professional services as a result of additional legal fees associated with patent and litigation related items.
Restructuring and Other Costs
     In January 2011, we entered into an employment severance agreement with our former President and Chief Executive Officer in connection with his resignation as an executive officer and employee effective January 4, 2011. In connection with this agreement, we incurred approximately $2.5 million in severance costs that will be paid during 2011 and 2012 in 24 equal monthly installments.
     During 2010 and continuing through 2011, demand for our Eagle 5 and other established solutions has continued to decline as service providers shift their investments to data and other broadband services. Further, while demand for our next-generation solutions has continued to grow, the growth has not been able to offset the decline in demand for our Eagle 5 and other established products. As a result, certain of our key operating metrics, such as total orders, total revenue, gross margin, operating margin and revenue per employee, declined from our historical levels.
     In response to this decline, in the first quarter of 2011, we initiated a restructuring plan (the “Plan”) as part of our efforts to better align our operating cost structure with our current and expected business opportunities. Under the Plan we have initiated the following actions:
•	a reduction of our overall headcount in the U.S and the consolidation of positions from various global locations; in addition, subject to employee information and consultation processes, reductions in positions in foreign countries. The overall workforce reduction is expected to be approximately 10% to 15% of our workforce;

•	a reduction of the discretionary portion of our operating costs through various cost control initiatives, including: (i) reducing advertising expenditures; (ii) delaying merit increases and modifying incentive compensation plans; (iii) reducing capital expenditures; and (iv) reducing other discretionary expenditures, such as costs related to outside consultants, travel and recruiting; and

•	consolidation of certain facilities and the abandonment of certain assets in connection with the consolidation of facilities.
     Included in our results from operations for the three months ended March 31, 2011 are pre-tax restructuring charges of $21.4 million related primarily to severance costs under our severance policies, including the $2.5 million related to our former President and Chief Executive Officer discussed above. These charges are included in “Restructuring and other” in the accompanying unaudited condensed consolidated income statement for three months ended March 31, 2011. Under the Plan, we anticipate that during 2011 we will incur total restructuring costs of between $23.0 million and $28.0 million. The Plan and the associated costs are based on our current best estimates which could change materially, including without limitation as a result of employee information and consultation processes conducted in local jurisdictions.
     Subject to complying with and undertaking any necessary individual and collective employee information and consultation obligations required by local law, we expect all of these activities and associated expenses to occur by the end of 2011. The Plan and the associated costs are based on our current best estimates which could change materially if activity, such as but not limited to the results of employee information and consultation processes conducted in local jurisdictions differ from our expectations.
     Upon completion of the restructuring, we expect to reduce our annual operating expenses by $20.0 million to $25.0 million. The post restructuring run rate is inclusive of an anticipated shift in investments from our established product to our next-generation solutions.
     Given that many of the positions potentially affected by this restructuring activity are in international locations, and are subject to notification and consultation processes, the majority of these annualized savings are not expected to be realized until 2012.
     The following table provides a summary of our restructuring activities and the remaining obligations as of March 31, 2011 (in thousands):

Severance
Costs and
Related
Benefits
Restructuring obligations, December 31, 2010	$441
2011 Restructuring and related expenses	21,364
Cash payments	(1,895)
Effect of exchange rate changes	20

Restructuring obligations, March 31, 2011	$19,930

     Restructuring obligations are included in “Accrued expenses” in the accompanying unaudited condensed consolidated balance sheets. We anticipate settling all of our restructuring obligations during 2011 and 2012.
Amortization of Customer Related Intangible Assets
     As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Amortization of intangible assets related to:
Camiant	$1,261	$—
mBalance	408	230
Blueslice	95	—

Total	$1,764	$230

Other Income and Expense
     For the three months ended March 31, 2011 and 2010, other income and expenses were as follows (in thousands):

	Three Months Ended
	March 31,		Change
	2011	2010	2010 to 2011
Other income (expense), net:
Interest income	$31	$142	$(111)
Interest expense	(227)	(67)	(160)
Unrealized gain on investments carried at fair value, net	—	80	(80)
Foreign currency gain (loss), net	(262)	(680)	418
Other, net	(316)	(420)	104
Total other income (expense), net	$(774)	$(945)	$171
     Interest income and expense. Interest income decreased during the three months ended March 31, 2011 due to lower interest bearing cash balances in 2011 as a result of our purchase of Camiant and Blueslice in May 2010, as well as the first quarter of 2010 including investments in auction rate securities that earned a higher rate of interest income. These auction rate securities were fully redeemed in the second quarter of 2010.
     Foreign currency gain (loss), net. Foreign currency loss, net and other for the three months ended March 31, 2011 and 2010 consists primarily of (i) the net cost of our hedging program related to foreign currency risk, including the gains and losses on forward contracts on foreign currency exchange rates used to hedge our exposure to foreign currency risks, (ii) foreign currency gains and losses associated with the underlying hedged item (principally accounts receivable), and (iii) remeasurement adjustments from consolidating our international subsidiaries. The loss on foreign currency decreased in the first quarter of 2011 from that of the first quarter of 2010 primarily due to lower hedging costs and improved hedging efficiency. As we expand our international business further, we will continue to enter into a greater number of transactions denominated in currencies other than the U.S. Dollar and will be exposed to greater risk related to exchange rate foreign currency fluctuations and translation adjustments.
Provision for Income Taxes
     The income tax provisions for the three months ended March 31, 2011 and 2010 were approximately ($11.1) million and $7.6 million, respectively, resulting in income tax expense (benefit) as a percentage of pre-tax income, or an effective tax rate, of 41% benefit and 36% expense, respectively.
     The difference in the effective tax rate for the three months ended March 31, 2011, as compared to the same period in 2010, is primarily due to an overall pre-tax loss for the three months ended March 31, 2011 compared to profit for the three months ended March 31, 2010, and the relative impact of R&D tax credits in 2011, whereas a similar benefit was not recognized in the first quarter of 2010 due to the expiration of the U.S. R&D tax credit for that period. This credit was later retroactively extended through December 31, 2011. The first quarter of 2011 included a greater tax charge than the first quarter of 2010 resulting from the accounting for stock-based compensation and the required tax treatment under the relevant authoritative guidance; however, the increase in the charge from 2010 to 2011 was offset by the recognition of previously unrecognized tax benefits resulting from the completion of studies related to our global transfer pricing policies.
     Please refer to Note 9 of the accompanying unaudited condensed consolidated financial statements for a discussion of the reconciliations of our effective tax rates for the three months ended March 31, 2011 and 2010 to the statutory rate of 35%.
     We no longer have a “pool of windfall tax benefits” as defined by the authoritative guidance for stock-based compensation. As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under the authoritative guidance will negatively impact our effective tax rate and increase its volatility, resulting in a reduction of our earnings. The authoritative guidance for stock-based compensation requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs. For the three months ended March 31, 2011, we recorded a discrete tax expense of $1.6 million as compared to $0.5 million recorded for the three months ended March 31, 2010.

Liquidity and Capital Resources
     Key measures of our liquidity are as follows (in thousands):

	March 31,	December 31,
	2011	2010	Change 2010 to 2011
Cash and cash equivalents	$240,925	$220,938	$19,987	9%
Working capital	$269,268	$286,910	$(17,642)	(6)%

	Three Months Ended March 31,
	2011	2010	Change 2010 to 2011
Cash provided by (used in) operating activities	$24,399	$14,876	$9,523	64%
Cash provided by (used in) investing activities	$(5,908)	$10,997	$(16,905)	(154)%
Cash provided by (used in) financing activities	$(338)	$5,587	$(5,925)	(106)%
Liquidity
     We derive our liquidity and capital resources primarily from our cash flows from operations and from our working capital. The significant components of our working capital are liquid assets such as cash and cash equivalents, accounts receivable, and deferred costs and commissions, reduced by trade accounts payable, accrued expenses, accrued compensation and related expenses, and the current portion of deferred revenues.
     Our working capital decreased to $269.3 million as of March 31, 2011 from $286.9 million as of December 31, 2010, primarily due to the increase in accrued expenses as a result of our 2011 restructuring. In addition, our inventory levels decreased due to our focus on inventory management, and accounts receivable declined as expected due to cash collections exceeding first quarter billings. These results are in line with the normal trend for our orders and billings, which result in higher levels of receivables at year-end and significant cash collections in the first quarter. Partially offsetting the above were increases in our cash balances due to the cash inflow from operating activities of $24.4 million. Our cash and cash equivalents were $240.9 million and $220.9 million as of March 31, 2011 and December 31, 2010, respectively.
     In addition, as of March 31, 2011, we had a line of credit facility of $75.0 million, which includes a sub-limit for letters of credit, with Wells Fargo Bank, National Association. The line of credit is unsecured except for our pledge of 65% of the outstanding stock of certain subsidiaries. As of March 31, 2011, there were no outstanding borrowings under the line of credit facility, other than approximately $2.8 million of outstanding letters of credit.
     Our $5.0 million letter of credit facility with Wells Fargo Bank of California expired on December 31, 2009 and can no longer be used to issue new letters of credit. As of March 31, 2011, there was approximately $0.2 million in outstanding letters of credit originated prior to the expiration date and outstanding under this facility, all of which were fully collateralized by Tekelec.
     We believe that our current working capital position, available line of credit and anticipated cash flow from operations will be adequate to meet our cash needs for our daily operations and capital expenditures for at least the next 12 months. Additionally, we believe these resources will allow us to continue to invest in further development of our technology and, when necessary or appropriate, make selective acquisitions to continue to strengthen our product portfolio. Our liquidity could be negatively impacted by a decrease in orders resulting from a decline in demand for our products or a reduction of capital expenditures by our customers.
Operating Activities
     Net cash provided by operating activities was $24.4 million and $14.9 million for the three months ended March 31, 2011 and 2010, respectively. The increase in our cash flows from operations was primarily due to higher cash collections of accounts receivable and improved inventory management. The improved management of working capital items offset the decline in earnings on a year over year basis.

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
Investing Activities
     Net cash provided by (used in) investing activities was ($5.9) million and $11.0 million for the three months ended March 31, 2011 and 2010, respectively. Our cash flows from investing activities primarily relate to (i) strategic acquisitions; (ii) purchases and sales of investments; and (iii) purchases of property and equipment. During the first quarter of 2010, a portion of our ARS portfolio was called by the respective issuers resulting in proceeds of $13.4 million. Our investment in property and equipment amounted to $5.9 million and $2.4 million during the three months ended March 31, 2011 and 2010, respectively.
     We continue to closely monitor our capital expenditures while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our workforce. For 2011, we expect our total capital expenditures to be at or below 2010 levels.
Financing Activities
     Net cash provided by (used in) financing activities was ($0.3) million and $5.6 million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, our financing activities primarily consisted of proceeds of $0.6 million from net issuances of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, offset by $1.0 million of employee withholding tax payments made as a result of net share settlements of equity awards.
     For the three months ended March 31, 2010, our financing activities primarily consisted of proceeds of $7.9 million from net issuances of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises, partially offset by $2.3 million of employee withholding tax payments made as a result of net share settlements of equity awards.
Critical Accounting Policies and Estimates
     For information about our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
     The statements that are not historical facts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “will,” “intend,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and variations of these words and similar expressions are sometimes used to identify forward-looking statements. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to and involve certain risks and uncertainties. There can be no assurance that our actual future performance will meet management’s expectations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 and our other filings with the Securities and Exchange Commission, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from management’s current expectations include, among others:
•	the effects on our revenue performance of our year-over-year decline in orders in 2010 and the increasing portion of our orders that are for newer products with longer order-to-revenue conversion cycles and lower margins on initial sales;

•	our increasing dependence on next-generation products with which we have less experience forecasting, building, and selling and for which the markets are less mature and more subject to demand and technology changes and increased competition;

•	the risk that we may experience detrimental effects, such as employee distraction and litigation, from our 2011 restructuring activities, or may not realize the benefits of such activities, including as a result of delays resulting from our complying with and undertaking, or our noncompliance with, any necessary individual and collective employee information and consultation obligations;

•	the effect of the recent economic crisis on overall spending by our customers, including increasing pressure from our customers for us to lower prices for our products and warranty services, access to credit markets by our customers and the impact of tightening credit on capital spending, and further changes in general economic, social, or political conditions in the countries in which we operate;

•	the uncertainty associated with the resignation of our former CEO and our former EVP of Global Sales, and the interim status of our current CEO, and the impact these transitions may have on our customer, vendor, and employee relationships;

•	the continued decline in sales of our Eagle 5 related products, including the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks;

•	our ability to compete, particularly on price, with other manufacturers that have lower cost bases than ours and/or are partially supported by foreign government subsidies or employ unfair trade practices;

•	risks related to our international sales, markets and operations, including but not limited to: import regulations, limited intellectual property protection ( including limited protection of our software source code), withholding taxes and their effect on cash flow timing, and increased costs and potential liabilities related to compliance with current and future security provisions in customer contracts and government regulations, including in particular those imposed by the government of India;

•	exposure to increased bad debt expense and product and service disputes as a result of general economic conditions and the uncertain credit markets worldwide;

•	the timely development and acceptance of our new products and services, including the timing of demand for integrated next-generation signaling solutions, the training of our employees on new products, our product mix and the geographic mix of our revenues and the associated impact on gross margins and operating expenses, and the effect of any product that fails to meet one customer’s expectations on the sale of that or any other products to that or other customers;

•	uncertainties related to the timing of revenue recognition due to the increasing percentage of next-generation solutions in our backlog, as we have a limited history of the order to revenue conversion cycle;

•	the onerous terms and conditions, including liability provisions, imposed by our customers in connection with new product deployments;

•	our ability to gain the benefits we anticipate from our acquisitions, including our acquisitions of Camiant and Blueslice and including expected sales of new products and synergies between the companies’ products and operations;

•	continuing financial weakness in the telecommunications equipment sector, resulting in pricing pressure on our products and services, as certain of our competitors consolidate, reduce their prices, lengthen their payment terms and enter into terms and/or conditions that are generally less favorable to them;

•	the risk that continued service provider consolidation or outsourcing of network maintenance and operations functions will insert a potential competitor between us and our customers and/or erode our level of service to such service providers and/or negatively affect our margins;

•	the risk that our financial results for the full year 2011 will not meet our expectations;

•	the lengthy sales cycles for our products, particularly for our new or acquired products;

•	the availability and success or failure of advantageous strategic and vendor relationships;

•	litigation, including patent-related litigation, any adverse outcome from or effects of the securities litigations we currently have filed against us, and regulatory matters and the costs and expenses associated therewith; and

•	other risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our other Securities and Exchange Commission filings.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our Annual Report on Form10-K for the year ended December 31, 2010. Our exposures to market risk have not changed materially since December 31, 2010 other than as discussed in Note 5 “Fair Value of Financial Instruments” to the accompanying unaudited condensed consolidated financial statements and under the caption “Critical Accounting Policies and Estimates” in Part I, Item 2 of this Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Based on management’s evaluation (with the participation of our Interim Chief Executive Officer and our Chief Financial Officer), as of the end of the quarter covered by this report, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material developments in the description of material legal proceedings as reported in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, apart from as described in Note 10 “Commitments and Contingencies” to the accompanying unaudited consolidated financial statements.
Item 1A. Risk Factors
     There have been no material changes from the risk factors as previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits

Exhibit	Description

3.1	Tekelec Amended and Restated Bylaws, as amended (1)

10.1	Employment Offer Letter Agreement dated as of January 4, 2011 between the Registrant and Krish Prabhu (2)

10.3	Employment Separation Agreement executed on January 25, 2011 between the Registrant and Frank Plastina (3)

10.4	Consulting Agreement dated as of January 4, 2011 between the Registrant and Frank Plastina (4)

10.5	Amended and Restated Credit Agreement dated as of January 13, 2011, by and among the Registrant, Tekelec International, SPRL, the lenders who are or may become a party thereto, and Wells Fargo Bank, N.A., as administrative agent, swingline lender and issuing lender (5)

10.6	2011 Sales Compensation Plan for Wolrad Claudy (6)

10.7	Tekelec 2011 Executive Officer Bonus Plan (3)

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.1	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (filed with the Securities and Exchange Commission on May 5, 2011), is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, (ii) unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, (iii) unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2011 and 2010, (iv) unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, and (v) notes to unaudited condensed consolidated financial statements (7)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated April 6, 2011, as filed with the Securities and Exchange Commission on April 12, 2011.

(2)	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2010.

(3)	Filed herewith.

(4)	Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 0-15135) for the year ended December 31, 2010.

(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated January 13, 2011, as filed with the Securities and Exchange Commission on January 18, 2011.

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated April 6, 2011, as filed with the Securities and Exchange Commission on April 12, 2011.

(7)	The XBRL information in Exhibit 101.1 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that Section, nor shall such information be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC
Date: May 5, 2011	/s/ KRISH PRABHU
Krish Prabhu
Interim President and Chief Executive Officer

Date: May 5, 2011	/s/ GREGORY S. RUSH
Gregory S. Rush
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 5, 2011	/s/ PAUL J. ARMSTRONG
Paul J. Armstrong
Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit
Number	Description
10.3	Employment Separation Agreement executed on January 25, 2011 between the Registrant and Frank Plastina

10.7	Tekelec 2011 Executive Officer Bonus Plan

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (filed with the Securities and Exchange Commission on May 5, 2011), is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, (ii) unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, (iii) unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2011 and 2010, (iv) unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, and (v) notes to unaudited condensed consolidated financial statements (1)

(1)	The XBRL information in Exhibit 101.1 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that Section, nor shall such information be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.