Form 10-Q
period 2011-06-30
TEKELEC
filed 2011-08-04
CIK 790705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, there were 69,146,978 shares of the registrant’s common stock, without par value, outstanding.

TEKELEC

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TEKELEC

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$262,787	$220,938
Accounts receivable, net	108,773	165,019
Inventories	18,870	28,221
Income taxes receivable	7,451	3,098
Deferred income tax asset, current	23,666	19,906
Deferred costs and prepaid commissions	34,237	43,652
Prepaid expenses	9,655	8,527
Other current assets	6,764	3,687

Total current assets	472,203	493,048
Property and equipment, net	37,228	37,169
Deferred income tax asset, net, noncurrent	82,359	72,854
Other assets	1,492	1,507
Goodwill	137,255	135,564
Intangibles assets, net	74,736	92,245

Total assets	$805,273	$832,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,780	$17,823
Accrued expenses	39,691	20,344
Accrued compensation and related expenses	16,941	22,680
Current portion of deferred revenues	121,370	145,291
Deferred income tax liabilities, current	337	0

Total current liabilities	192,119	206,138
Deferred income tax liabilities, noncurrent	2,183	7,430
Long-term portion of deferred revenues	5,959	6,812
Other long-term liabilities	9,173	5,422

Total liabilities	209,434	225,802

Commitments and Contingencies (Note 10)

Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 69,138,334 and 68,617,232 shares issued and outstanding, respectively	356,126	351,309
Retained earnings	234,369	256,829
Accumulated other comprehensive income (loss)	5,344	(1,553)

Total shareholders’ equity	595,839	606,585

Total liabilities and shareholders’ equity	$805,273	$832,387

See notes to unaudited condensed consolidated financial statements.

TEKELEC

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands, except per share data)

Revenues	$96,800	$109,507	$204,559	$225,498
Cost of sales:
Cost of goods sold	36,410	36,586	81,334	75,190
Amortization of intangible assets	8,190	3,967	14,942	5,500

Total cost of sales	44,600	40,553	96,276	80,690

Gross profit	52,200	68,954	108,283	144,808

Operating expenses:
Research and development	23,420	21,763	49,193	44,572
Sales and marketing	17,997	18,229	38,722	35,666
General and administrative	11,454	12,807	24,233	25,957
Amortization of intangible assets	1,786	1,021	3,550	1,251
Restructuring and other	1,977	0	23,341	0
Acquisition-related expenses	0	2,484	0	2,484

Total operating expenses	56,634	56,304	139,039	109,930

Income (loss) from operations	(4,434)	12,650	(30,756)	34,878
Other income (expense), net:	(874)	(914)	(1,648)	(1,859)
Income (loss) from operations before provision for (benefit from) income taxes	(5,308)	11,736	(32,404)	33,019
Provision for (benefit from) income taxes	1,156	2,314	(9,944)	9,879

Net income (loss)	$(6,464)	$9,422	$(22,460)	$23,140

Earnings (loss) per share:
Basic	$(0.09)	$0.14	$(0.33)	$0.34
Diluted	(0.09)	0.14	(0.33)	0.34

Weighted average number of shares outstanding:
Basic	69,054	68,374	68,912	68,005
Diluted	69,054	68,946	68,912	68,856

See notes to unaudited condensed consolidated financial statements.

TEKELEC

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands)

Net income (loss)	$(6,464)	$9,422	$(22,460)	$23,140
Other comprehensive income (loss):
Foreign currency translation adjustments	2,588	(5,889)	6,897	(10,429)

Comprehensive income (loss)	$(3,876)	$3,533	$(15,563)	$12,711

See notes to unaudited condensed consolidated financial statements.

TEKELEC

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(22,460)	$23,140
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investments carried at fair value, net	0	(118)
Provision for (recovery of) doubtful accounts and returns	(254)	244
Provision for (reduction of) warranty	1,550	(347)
Inventory write downs	4,011	2,176
Loss on disposal of fixed assets	377	13
Depreciation	8,776	8,258
Amortization of intangible assets	18,492	6,751
Amortization, other	233	424
Deferred income taxes	(18,147)	4,080
Stock-based compensation	5,333	6,943
Excess tax benefits from stock-based compensation	(12)	(861)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	60,486	18,333
Inventories	5,501	(6,980)
Deferred costs	10,656	10,474
Prepaid expenses	(1,065)	568
Other current assets	(2,874)	(1,102)
Accounts payable	(4,412)	(755)
Accrued expenses	17,385	(5,525)
Accrued compensation and related expenses	(6,211)	(22,555)
Deferred revenues	(28,260)	(26,151)
Income taxes receivable	(4,273)	1,617
Income taxes payable	3,747	2,608

Total adjustments	71,039	(1,905)

Net cash provided by (used in) operating activities	48,579	21,235

Cash flows from investing activities:
Proceeds from sales and maturities of investments	0	92,975
Purchase of acquired business, net of cash acquired	0	(161,953)
Purchases of property and equipment	(8,865)	(7,523)

Net cash provided by (used in) investing activities	(8,865)	(76,501)

Cash flows from financing activities:
Proceeds from issuances of common stock	641	9,863
Payments of net share-settled payroll taxes related to equity awards	(1,157)	(2,685)
Excess tax benefits from stock-based compensation	12	861

Net cash provided by (used in) financing activities	(504)	8,039

Effect of exchange rate changes on cash	2,639	(3,741)

Net change in cash and cash equivalents	41,849	(50,968)
Cash and cash equivalents, beginning of period	220,938	277,259

Cash and cash equivalents, end of period	$262,787	$226,291

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

We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010 are for the thirteen and twenty-six weeks ended July 1, 2011 and July 2, 2010, respectively.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. For public companies, the ASU is effective for interim and annual periods beginning after December 15, 2011. We do not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.

Presentation of Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We do not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.

Note 2 — Acquisitions

In the second quarter of 2010 we completed the acquisitions of Camiant, Inc. (“Camiant”) and Blueslice Networks, Inc. (“Blueslice”) for cash consideration of $127.0 million and $35.0 million, respectively, for an aggregate of $162.0 million. We have included the results of operations of Camiant and Blueslice in our consolidated results from the date of acquisition.

Select Pro-Forma Financial Information

The following represents our unaudited condensed pro-forma financial results as if the acquisitions of Camiant and Blueslice had occurred as of the beginning of the earliest period presented during the year of acquisition. Unaudited condensed pro-forma results were based upon accounting estimates and judgments that we believe are reasonable. The unaudited condensed pro-forma results are not necessarily indicative of the actual results of our operations, nor does it purport to represent the results of operations for future periods.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Revenues	$111,234	$233,964
Net Income	$9,063	$17,626
Basic earnings per share	$0.13	$0.26
Diluted earnings per share	$0.13	$0.26

Note 3 — Restructuring and Other Costs

In January 2011, we entered into an employment severance agreement with our former President and Chief Executive Officer in connection with his resignation as an executive officer and employee effective January 4, 2011. In April 2011, we entered into a termination agreement with our former Executive Vice President, Global Sales, in connection with his resignation as an executive officer and employee effective April 29, 2011. In connection with these agreements, we incurred approximately $2.5 million and $1.6 million, respectively, in severance costs that will be paid during 2011 and 2012.

During 2010 and continuing through 2011, demand for our Eagle 5 and other established solutions has continued to decline as service providers shift their investments to data, video, and other broadband services. Further, while demand for our next-generation solutions has continued to grow, the growth has not been able to offset the decline in demand for our Eagle 5 and other established products. As a result, certain of our key operating metrics, such as total orders, total revenue, gross margin, operating margin and revenue per employee, declined from our historical levels.

In response to this decline, in the first quarter of 2011, we initiated a restructuring plan (the “Plan”) as part of our efforts to better align our operating cost structure with our current and expected business opportunities. Under the Plan we have initiated the following actions:

•

a reduction of our overall headcount in the U.S and the consolidation of positions from various global locations and, subject to employee information and consultation processes, further reductions in positions in foreign countries, which overall workforce reduction is expected to be approximately 10% to 15% of our workforce;

•

a reduction of the discretionary portion of our operating costs through various cost control initiatives, including: (i) reducing advertising expenditures; (ii) delaying salary merit increases and modifying incentive compensation plans; (iii) reducing capital expenditures; and (iv) reducing other discretionary expenditures, such as costs related to outside consultants, travel and recruiting; and

•	consolidation of certain facilities and the abandonment of certain assets in connection with the consolidation of facilities.

Included in our results from operations for the three and six months ended June 30, 2011 are pre-tax restructuring charges of $2.0 million and $23.3 million, respectively, related to severance costs under our severance policies, including the amounts related to our former officers discussed above. These charges are included in “Restructuring and other” in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011. Based on the actions taken to date, we anticipate that during 2011 we will incur total restructuring costs of between $24.0 million and $28.0 million. The Plan and the associated costs are based on our current best estimates which could change materially, including without limitation as a result of (i) the ongoing review of our operations and the potential for further restructuring activities in 2011, and (ii) the employee information and consultation processes conducted in local jurisdictions associated with our restructuring activities.

Subject to complying with and undertaking any necessary individual and collective employee information and consultation obligations required by local law, we expect all of these activities to occur and associated expenses to be incurred by the end of 2011.

The following table provides a summary of our restructuring activities and the remaining obligations as of June 30, 2011 (in thousands):

Severance Costs and Related Benefits

Restructuring obligations, March 31, 2011	$19,930
2011 Restructuring and related expenses(1)	1,733
Cash payments	(2,845)
Effect of exchange rate changes	1

Restructuring obligations, June 30, 2011	$18,819

Severance Costs and Related Benefits

Restructuring obligations, December 31, 2010	$441
2011 Restructuring and related expenses(1)	23,097
Cash payments	(4,740)
Effect of exchange rate changes	21

Restructuring obligations, June 30, 2011	$18,819

(1)	Excludes a non-cash charge of $0.2 million associated with certain computer and research and development lab equipment.

Restructuring obligations are included in “Accrued expenses” in the accompanying unaudited consolidated balance sheets. We anticipate settling our remaining severance obligations during 2011 and 2012. This is based on our current estimate, which could change if actual activity differs from what is currently expected.

Note 4 — Other Income and Expense

The components of “Other income (expense), net” were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Other income (expense), net:
Interest income	$35	$127	$66	$269
Interest expense	(10)	(54)	(237)	(121)
Gain on investments carried at fair value, net	0	38	0	118
Foreign currency gain (loss), net	(576)	(758)	(838)	(1,438)
Other, net	(323)	(267)	(639)	(687)

Total other income (expense), net	$(874)	$(914)	$(1,648)	$(1,859)

Note 5 — Fair Value of Financial Instruments

Recurring Measurements

We measure certain financial assets and liabilities at fair value on a recurring basis. The fair value of our cash, cash equivalents, accounts receivable and accounts payable approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments. The following table sets forth our financial instruments carried at fair value (in thousands):

	Financial Instruments Carried at Fair Value
	June 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$262,787	$220,938

The fair value of our financial instruments as of June 30, 2011 is based on quoted prices in active markets for identical items and fall under Level 1 of the fair value hierarchy as defined in the authoritative guidance.

Derivative Instruments

Our derivative instruments, which consist primarily of foreign currency forward contracts, are recognized as assets or liabilities at fair value. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. Our foreign currency forward contracts are structured to expire on the last day of each quarter, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends. Because of the short duration of these contracts, their fair value was not significant as of June 30, 2011 and December 31, 2010.

Nonrecurring Measurements

We measure certain assets, accounted for under the cost method, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other than temporarily impaired.

We measure the fair value of our nonfinancial assets and liabilities, including but not limited to, intangible assets, goodwill and restructuring obligations that are accounted for under the authoritative guidance for exit or disposal cost obligations. As of June 30, 2011, we do not have any nonrecurring measurement disclosure for these nonfinancial assets.

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

We continually monitor our exposure to fluctuations in foreign currency exchange rates. As we have expanded internationally, a significant proportion of our revenues, costs and operating expenses are denominated in foreign currencies, resulting in an increase in our foreign currency exchange rate exposure. We enter into multiple forward contracts throughout a given month to mitigate our changing exposure to foreign currency exchange rate fluctuations principally related to receivables generated from sales denominated in non-functional currencies and our remeasurements of international subsidiaries. Our exposure fluctuates as we generate new sales in non-functional currencies and as existing receivables related to sales in non-functional currencies are collected. Additionally, our exposure related to remeasurements of our subsidiaries’ financial statements fluctuates with the underlying activity in those entities. Our foreign currency forward contracts generally will have terms of one month or less and typically mature on the last day of any given period. We then immediately enter into new foreign currency forward contracts, if necessary.

Principal currencies of our foreign currency forward contracts include the Euro, Indian rupees, Brazilian reais, Malaysian ringgits, Taiwan dollars, and Canadian dollars. As of June 30, 2011, the total notional amounts of the outstanding foreign currency forward contracts were $9.6 million and $33.2 million, purchased and sold in U.S. dollar equivalents, respectively. As of December 31, 2010, the total notional amounts of the outstanding foreign currency forward contracts were $8.6 million and $56.8 million, purchased and sold in U.S. dollar equivalents, respectively.

Average total notional amounts of foreign exchange forward contracts outstanding during the three months ended June 30, 2011 were $14.5 million and $35.9 million, purchased and sold in U.S. dollar equivalents, respectively. Average of the total notional amounts of foreign exchange forward contracts outstanding during the six months ended June 30, 2011 were $14.6 million and $41.1 million, purchased and sold in U.S. dollar equivalents, respectively.

As of June 30, 2011, all of our derivative instruments are maintained with Wells Fargo Bank, and potentially subject us to a concentration of credit risk, which may result in credit related losses in the event of the bank’s nonperformance. We mitigate this risk by monitoring Wells Fargo’s credit ratings published by major rating firms (Fitch, Standard & Poor’s, and Moody’s).

As discussed above, our foreign currency forward contracts are structured to expire on the last day of the accounting period, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends and, accordingly, their fair value was not significant as of June 30, 2011 and December 31, 2010.

The tables below provide a summary of the effect of derivative instruments on the unaudited condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Results of Operations	Amount of Gain (Loss) Recognized in Results of Operations
		Three months ended June 30,
		2011	2010
Foreign currency forward contracts	Other income (expense), net	$499	$(2,650)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Results of Operations	Amount of Gain (Loss) Recognized in Results of Operations

		Six months ended June 30,
		2011	2010
Foreign currency forward contracts	Other income (expense), net	$1,959	$(5,066)

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

Note 7 — Financial Statement Details

Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Accounts receivable	$119,069	$175,486
Less: Allowance for doubtful accounts and sales returns	10,296	10,467

	$108,773	$165,019

Inventories

Inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$11,748	$21,851
Finished goods	7,122	6,370

Total inventories, net	$18,870	$28,221

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Accrued installation and professional services costs	$3,853	$3,612
Deferred rent	2,129	2,532
Accrued restructuring	18,819	441
Accrued losses on customer contracts	1,500	840
Accrued warranty costs	2,611	1,185
Accrued professional fees and legal accrual	1,232	1,839
Accrued other	9,547	9,895

Total	$39,691	$20,344

Note 8 — Intangible Assets and Goodwill

Intangible Assets

The following table represents the details of intangible assets (in thousands):

June 30, 2011	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Purchased technology	$98,870	$(43,274)	$55,596
Customer relationships	18,800	(6,178)	12,622
Contract backlog	7,500	(6,493)	1,007
Non-compete agreements	4,380	(2,510)	1,870
IPR&D, with finite lives	2,450	(349)	2,101
Trademarks and trade names	1,240	(474)	766
Effect of exchange rate changes	1,410	(1,097)	313

Total intangible assets with finite lives	134,650	(60,375)	74,275
IPR&D, with indefinite lives	461		461

Total intangible assets	$135,111	$(60,375)	$74,736

December 31, 2010	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Purchased technology	$98,870	$(30,126)	$68,744
Customer relationships	18,800	(3,929)	14,871
Contract backlog	7,500	(4,879)	2,621
Non-compete agreements	4,380	(1,415)	2,965
IPR&D, with finite lives	2,450	(148)	2,302
Trademarks and trade names	1,240	(267)	973
Effect of exchange rate changes	(766)	74	(692)

Total intangible assets with finite lives	132,474	(40,690)	91,784
IPR&D, with indefinite lives	461		461

Total intangible assets	$132,935	$(40,690)	$92,245

During the first quarter of 2011 we evaluated the remaining useful lives of purchased technology intangible assets associated with our 2004 Steleus and 2005 iptelorg acquisitions. Based on current technological trends and our related expected business opportunities, we shortened the useful lives of these assets from a remaining weighted average life of 3.75 years at the time the evaluation was performed to an estimated life of approximately one year.

The estimated future amortization expense of purchased intangible assets with finite lives as of June 30, 2011 is as follows:

For the Years Ending December 31,	(Thousands)
2011 (remaining six months)	$19,317
2012	20,027
2013	14,562
2014	14,409
2015	5,960

Total	$74,275

Goodwill

As required by the authoritative guidance for intangibles and goodwill, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st and more frequently upon the occurrence of certain events in accordance with the provisions of the authoritative guidance for intangibles and goodwill. In the first quarter of 2011, due to the fact that our net book value exceeded our market capitalization, we performed an interim goodwill impairment analysis in accordance with the provisions of the authoritative guidance for intangible assets and goodwill. Our analysis indicated that the fair value of the reporting unit exceeded its net book value by over 20%, and thus no impairment existed as of March 31, 2011. There were no additional indicators of impairment during the six months ended June 30, 2011. As of June 30, 2011, no impairment losses were recognized with respect to goodwill.

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows (in thousands):

Balance at December 31, 2010	$135,564
Effect of exchange rate changes	1,691

Balance at June 30, 2011	$137,255

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

Tax liabilities can involve complex issues and may require an extended period to resolve. To the extent that the recovery of deferred tax assets does not reach the threshold of “more likely than not” based on our estimate of future taxable income in each jurisdiction, a valuation allowance is established. The assessment of the amounts and timing of future taxable income involves significant estimates and management judgement. While we have considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to income an adjustment resulting from the establishment of a valuation allowance in the period such a determination was made and such adjustment maybe material.

We conduct business globally, and as a result, one or more of our subsidiaries file income tax returns in various domestic and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. During 2008, the Internal Revenue Service (“IRS”) completed an examination of tax years 2004 through 2006; therefore, our U.S. federal income tax returns for tax years prior to 2007 are generally no longer subject to adjustment. In the first quarter of 2011, the IRS commenced its examination of tax years 2007 through 2009 as a result of Tekelec having filed in 2010 a refund claim related to a capital loss generated in 2009. As a result, we have extended the statute of limitations on our 2007 tax year. With respect to our U.S. state tax returns, we are generally no longer subject to examination of tax years prior to 2007 in our primary state tax jurisdictions with one exception. The state of North Carolina is examining our 2006 tax year as a result of a refund claim filed during 2010. The 2006 tax year was previously examined. During the second quarter of 2011 we favorably settled an examination by the state of North Carolina relating to a refund claim filed with respect to our 2007 and 2008 tax years. Our foreign income tax returns are generally no longer subject to examination for tax periods 2003 and prior to 2003. Although it is possible that certain tax examinations, including the IRS examination, could be resolved during the next 12 months, the timing and outcomes are uncertain.

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

For the three months ended June 30, 2011, we incurred a tax expense of $1.2 million despite recording a loss of ($5.3) million during the quarter. The tax expense of $1.2 million for the three months ended June 30, 2011 differs from a tax benefit of ($1.9) million, calculated based on the statutory rate of 35%, primarily due to (i) a discrete tax expense of $1.6 million resulting from employee stock option cancellations and the required tax treatment under the authoritative guidance for stock-based compensation as discussed in detail below, (ii) a discrete tax expense of $0.9 million related to the establishment of a valuation allowance against certain foreign tax credits and (iii) the cumulative effect of shifting projected income from international locations with lower tax rates to the U.S. This tax expense is partially offset by (i) research and development tax credits in various jurisdictions, (ii) U.S. state income tax benefit, and (iii) the forecasted jurisdictional split of our global income in countries with lower tax rates.

For the six months ended June 30, 2011 the effective rate of 31% differs from the statutory rate of 35% primarily due to discrete items relating to (i) the recognition of certain previously unrecognized tax benefits resulting from the completion of studies related to our global transfer pricing policies, (ii) discrete tax expense for the first six months of $3.2 million resulting from employee stock option cancellations and the required tax treatment under the authoritative guidance for stock-based compensation as discussed in detail below, and (iii) a discrete tax expense of $0.9 million related to the establishment of a valuation allowance against certain foreign tax credits.

For the three and six months ended June 30, 2010 our effective tax rate was 20% and 30%, respectively. The effective rate for the three months ended June 30, 2010 differs from the statutory rate of 35% primarily due to (i) a higher percentage of our projected income for the full year being derived from international locations with lower tax rates than the U.S., (ii) the cumulative effect of reducing our full year estimated effective tax rate as a result of the shift of income to lower tax jurisdictions discussed in item (i), and (iii) a discrete tax benefit of ($1.0) million recognized as the result of certain amended state tax filings. These tax benefits were partially offset by (i) state income tax expense, (ii) tax expense resulting from employee stock option cancellations and the required tax treatment under the authoritative guidance for stock-based compensation as discussed in detail below, and (iii) tax expense resulting from nondeductible acquisition expenses incurred during the second quarter of 2010 in the acquisition of Camiant and Blueslice. For the six months ended June 30, 2010 the effective rate differs from the statutory rate of 35% primarily due to the impact of a higher percentage of our projected income for the full year being derived from international locations with lower tax rates than the U.S., and the discrete items discussed above.

We no longer have a “pool of windfall tax benefits” as defined by the authoritative guidance for stock-based compensation. As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under the authoritative guidance will negatively impact our effective tax rate and increase its volatility, resulting in a reduction of our earnings. The authoritative guidance for stock compensation requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs. For the three and six months ended June 30, 2011, we recorded a discrete tax expense of $1.6 million and $3.2 million, respectively, as compared to $0.5 million and $1.1 million recorded for the three and six months ended June 30, 2010, respectively, associated with our stock compensation plans.

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

From time to time, various claims and litigation are asserted or commenced against us arising from or related to contractual matters, intellectual property matters, product warranties and personnel and employment disputes. As to such claims and litigation, including those described below, we can give no assurance that we will prevail.

On January 6, 2011, a purported class action complaint was filed against us and certain of our current and former officers in the U.S. District Court for the Eastern District of North Carolina alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On June 30, 2011, an amended complaint was filed alleging the same causes of action. The case purports to be brought on behalf of a class of purchasers of our stock during the period February 11, 2010 to August 5, 2010. The amended complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding our business and prospects in India and for certain signaling products. The amended complaint seeks unspecified damages, interest, attorneys’ fees, costs, and expenses. As we are in the very early stages of this potential litigation, we are unable to predict the outcome of this case or estimate a range of potential loss related to this matter. Although the Company denies the allegations in the amended complaint and intends to vigorously pursue its defense, we are unable to predict the outcome of this case. An adverse court determination in the purported class action lawsuit against us could result in significant liability and could have a material adverse effect on our business, results of operations and financial condition.

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

Note 11 — Stock-Based Compensation

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

Income Statement Classifications	Option and SAR Grants and Stock Purchase Rights	RSUs	Total
Three months ended June 30, 2011
Cost of goods sold	$23	$179	$202
Research and development	71	341	412
Sales and marketing	151	727	878
General and administrative	29	904	933

Total	$274	$2,151	$2,425

Three months ended June 30, 2010
Cost of goods sold	$78	$235	$313
Research and development	69	330	399
Sales and marketing	120	750	870
General and administrative	152	1,913	2,065

Total	$419	$3,228	$3,647

Income Statement Classifications	Option and SAR Grants and Stock Purchase Rights	RSUs	Total
Six months ended June 30, 2011
Cost of goods sold	$87	$492	$579
Research and development	132	787	919
Sales and marketing	281	1,536	1,817
General and administrative	274	1,744	2,018

Total	$774	$4,559	$5,333

Six months ended June 30, 2010
Cost of goods sold	$155	$510	$665
Research and development	144	596	740
Sales and marketing	218	1,461	1,679
General and administrative	673	3,186	3,859

Total	$1,190	$5,753	$6,943

Stock-based compensation expense was recorded net of estimated forfeitures for the three and six months ended June 30, 2011 and 2010 such that expense was recorded only for those stock-based awards that are expected to vest.

Note 12 — Operating Segment Information

We currently consider ourselves to be in a single reportable segment under the authoritative guidance for segment reporting, specifically the development and sale of signaling telecommunications solutions and related value added applications and services.

Enterprise-Wide Disclosures

The following tables set forth, for the periods indicated, revenues from external customers by type (product, warranty and support, and services), as well as revenues by domestic versus international regions (in thousands):

	For the Three Months Ended June 30,
	2011	2010
Product revenues	$63,736	$74,889
Warranty and support revenues	25,169	21,691
Professional and other services revenues	7,895	12,927

Total revenues	$96,800	$109,507

	For the Six Months Ended June 30,
	2011	2010
Product revenues	$134,652	$151,428
Warranty and support revenues	45,420	40,693
Professional and other services revenues	24,487	33,377

Total revenues	$204,559	$225,498

	Revenues from External Customers By Geographic Region
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$37,851	$45,055	$74,364	$80,623
International	58,949	64,452	130,195	144,875

Total revenues from external customers	$96,800	$109,507	$204,559	$225,498

For the three months ended June 30, 2011, revenues from AT&T and Verizon represented 19% and 11% of our total revenues, respectively. For the six months ended June 30, 2011, revenues from AT&T and Verizon represented 14% and 15% of our total revenues, respectively. For the three months ended June 30, 2010, revenues from AT&T and Verizon represented 14% and 12% of our total revenues, respectively. For the six months ended June 30, 2010, revenues from AT&T represented 14% of our total revenues.

For the three months ended June 30, 2011, revenues from Brazil accounted for 12% of our total revenues, and for the six months ended June 30, 2011, revenues from India and Brazil accounted for 14% and 10% of our total revenues, respectively. For the three and six months ended June 30, 2010, revenues from India accounted for 14% and 12% of our total revenues, respectively.

The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment, and other assets by geographic region (in thousands):

	Long-Lived Assets By Geographic Region
	June 30, 2011	December 31, 2010
United States	$30,578	$30,836
Other	8,142	7,840

Total long-lived assets	$38,720	$38,676

Note 13 — Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	Income from Operations (Numerator)	Shares (Denominator)	Per-Share Amount
For the Three Months Ended June 30, 2011:
Basic income (loss) from operations per share	$(6,464)	69,054	$(0.09)
Effect of dilutive securities	0	0

Diluted income (loss) from operations per share	$(6,464)	69,054	$(0.09)

For the Three Months Ended June 30, 2010:
Basic income (loss) from operations per share	$9,422	68,374	$0.14
Effect of dilutive securities	0	572

Diluted income (loss) from operations per share	$9,422	68,946	$0.14

For the Six Months Ended June 30, 2011:
Basic income (loss) from operations per share	$(22,460)	68,912	$(0.33)
Effect of dilutive securities	0	0

Diluted income (loss) from operations per share	$(22,460)	68,912	$(0.33)

For the Six Months Ended June 30, 2010:
Basic income (loss) from operations per share	$23,140	68,005	$0.34
Effect of dilutive securities	0	851

Diluted income (loss) from operations per share	$23,140	68,856	$0.34

The computation of diluted earnings per share excludes unexercised stock options, and unvested restricted stock units that are anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average number of stock options, SARs and RSUs, calculated using the treasury stock method, that were excluded due to the exercise/threshold price exceeding the average market price of our common stock during the period	4,116	3,679	4,222	3,806
Weighted average number of stock options, SARs and RSUs excluded due to the reporting of a net loss for the period	143	0	258	0

Total common stock equivalents excluded from diluted net income (loss) per share computation	4,259	3,679	4,480	3,806

There were no transactions subsequent to June 30, 2011, which, had they occurred prior to the end of our second quarter, would have changed materially the number of shares in the basic or diluted earnings per share computations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results are not necessarily indicative of trends in operating results for any future periods.

Overview of Our Business and Products

We are a leading global provider of communication core network solutions. Our solutions help connect people and devices to the mobile Internet. In general terms, our product portfolio adds a layer of network intelligence designed to allow service providers to both manage and monetize the exponential growth in mobile web, video, and applications traffic. In addition, these solutions are designed to provide our customers’ telecommunications networks with an effective and robust intelligence layer with which to offer their subscribers improved customer experiences through optimization, personalization, mobility and security. Our customers predominantly include mobile (or “wireless”) providers and, to a lesser extent, fixed (or “wireline”) and cable service providers (collectively, “service providers”). We have more than 300 customers in over 100 countries, including seventeen out of the top twenty wireless groups.

Our products also assist our customers in meeting the demands of their subscribers and the challenges of deploying a multimedia network in competitive communications environments. Our portfolio is designed to enable service providers to rely on real-time network metrics for improved levels of network decision making. In turn, service providers can dynamically manage their networks, prioritize traffic, and prevent network disruptions. This portfolio of products includes our Voice- and Text- Centric Products which are the Eagle 5, performance management and messaging products. Our Eagle 5 is one of the most widely deployed standalone signaling application platforms in the telecommunications industry that provides full signal transfer point (“STP”) capabilities and number portability solutions. In addition to these products, our Data- and Video- Centric Products (which are enabled by our EAGLE XG middleware platform), includes next generation session, policy and subscriber data management products that are applicable to today’s evolving networks.

Finally, our solutions are designed to address the fundamental challenge facing service providers: network capacity requirements growing more rapidly than service provider revenues. Our solutions are engineered to cost-effectively scale relative to service provider capacity requirements and the corresponding increase in application transactions. Service providers utilize our solutions to manage their most valuable assets: customer experience, subscriber profiles, and network resources to create innovative services while optimizing their investments. We are known for efficiently and securely enabling connections for IP and mobile data networks, and are one of the few players in the industry with a portfolio solely focused on scaling the intelligence layer of all-IP networks. Our solutions are comprised of elements from our portfolio of proprietary software which are increasingly being integrated with commercial hardware, operating systems and database technologies. Complementing our intelligence layer solutions with advances in technology, such as multi-core processors, virtualization software and browser-based cloud computing, enables our software and systems to deliver intelligence at layers four to seven of our customers’ IP networks. We believe that our core network solutions are cost-effective for our customers and enable them to provide value to their subscribers.

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

Operating Environment and Key Factors Impacting our Results

In order to better understand the trends within our business, we believe it is important to understand the varying dynamics across geographical regions, particularly between developed and emerging markets. Within developed markets (i.e., the U.S. and Western Europe), we believe our customers are shifting their investments from 2G and 3G networks to investments in their next-generation networks, such as Long Term Evolution (“LTE”) and IP Multimedia Subsystem (“IMS”). We believe this shift in investment focus is primarily the result of the slowing growth of voice and text messaging traffic, coupled with substantial growth of data and the associated network capacity requirements, which is outpacing service provider revenues. While the shift in our customers’ focus has accelerated the decline in orders for our Voice- and Text- Centric Products, it has resulted in an increase in demand for our Data- and Video- Centric Products.

Within emerging markets (e.g., India, Brazil, Middle East and Africa, CALA), service providers are continuing to invest in their 2G and 3G networks to a greater extent than service providers in developed markets. Relative to our historical mix of demand for our Voice- and Text- Centric Products, we expect that emerging markets may represent a larger market opportunity for our Voice- and Text- Centric Products than developed markets in the short- to mid-term. Accordingly, we expect that emerging markets will represent an increasing percentage of our orders for these products.

This trend is reflected in our second quarter orders, as orders were down 9% as compared to the second quarter of 2010, primarily due to an 18% decline in orders for our Voice- and Text- Centric Products, a decline that was principally within developed markets. Within emerging markets, we had a modest decline in these orders of $2.1 million, as growth in Central and South America and Middle East and Africa partially offset a decline in orders from India. Partially offsetting this decline was an increase of over 90% in orders for our Data- and Video- Centric Products. Further, in the second quarter we recorded our second multi-million dollar order for our Diameter Signaling Router (“DSR”) solution from a Tier One service provider to support its nationwide LTE rollout. DSR is one of the primary solutions in our session management portfolio. Diameter is the session protocol used predominantly in operators’ all-data networks for policy, charging, mobility management and certain IMS functions. We believe this second order from a Tier One service provider is an important point in support of our belief that a centralized intelligent session management layer is critical for an efficient, scalable network.

Orders for the first six months of 2011 increased by approximately 5% compared to the same period in 2010 primarily due to an approximately $22.0 million, or 270%, increase in orders for our Data- and Video- Centric Products. Consistent with the trends discussed previously, this growth was principally within developed markets supporting service provider’s investments in their next-generation networks. Because we completed the acquisitions of Camiant and Blueslice in May of 2010, our orders for the first six months of 2010 exclude orders during this period from the solutions obtained in these acquisitions. Camiant and Blueslice orders were approximately $5.1 million for the 2010 period prior to our acquisition in May of 2010. Partially offsetting this increase in our Data- and Video- Centric Products was a year-over-year decline of approximately $16.0 million, or 13%, in orders for our Voice- and Text- Centric Products for the first six months of 2011. Based on the current trends discussed previously, we continue to expect a year-over-year order decline of 20% or more for our Voice- and Text- Centric Products.

Although there are indications that the demand for our Data- and Video- Centric Products is beginning to offset the sharp decline in our Voice- and Text- Centric Products, this demand did not offset the decline during 2010. Because our orders on average do not convert into revenue for a period of six to fifteen months after receipt of the order, trends within our orders are not realized in revenues until a corresponding time period has elapsed. Accordingly, in 2010 and 2011, certain of our key operating metrics, such as total revenue, gross margin, operating margin and revenue per employee, declined from our historical levels.

In response to the changing market dynamics and the decline in orders of our Voice- and Text- Centric Products, we implemented a restructuring and reorganization plan (“the Plan”) during the first half of 2011 to better align our operating cost structure with our current and expected business opportunities. Upon completion of the Plan, we expect to reduce our annual operating expenses by $20.0 million to $25.0 million. The post restructuring run rate is inclusive of an anticipated shift in investments from our established products to our next-generation solutions.

In addition, as part of this Plan, we are reorganizing our operations into two business units, Global Signaling Solutions (“GSS”) and Broadband Network Solutions (“BNS”). Our GSS business unit will be comprised of our Eagle 5 signaling, performance management and mobile messaging solutions (our Voice- and Text- Centric Products) and will focus on addressing the voice and text demands of service providers within their 2G and 3G networks. Further, given the market trends discussed previously, we expect the GSS business unit to focus its efforts on maximizing its profitability and cash flows, while making very selective investments to support new customer wins in certain markets. This business unit supports over 300 global customers.

The second business unit, Broadband Networks Solutions, will consist of our next-generation session, policy, and subscriber data management solutions (our Data- and Video- Centric Products) and is focused on developing solutions that manage and monetize mobile data for our service provider customers. We expect to continue to make the majority of research and development investments in these fast growing markets. Given the growing market opportunity, our BNS business unit is focused on driving top-line growth for our data and video portfolio and achieving profitability as soon as practical.

We are currently in the process of transitioning to this new business unit structure. We currently expect to complete this business reorganization by the end of the fourth quarter of 2011.

Despite the decline in our operations, we continue to operate a cash flow positive business, as we generated $24.2 million of cash flow from operations in the second quarter of 2011 and $48.6 million of cash flow from operations in the first six months of 2011. Given the current restructuring activities, we expect cash flows from operations for the second half of 2011 to be negative, principally due to the settlement of restructuring liabilities. We had $262.8 million in cash and no debt at the end of the second quarter of 2011.

Summary of Operating Results and Key Financial Metrics

The following is a summary of our performance relative to certain key financial metrics for our operations as of and for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 (in thousands, except earnings per share):

	Three Months Ended June 30,		Year-Over-Year Change
	2011	2010
Statement of operations statistics:
Orders	$65,349	$72,068	$(6,719)	(9)%
Backlog	$271,823	$271,641	$182	0%
Revenues	$96,800	$109,507	$(12,707)	(12)%
Operating income (loss)	$(4,434)	$12,650	$(17,084)	(135)%
Diluted earnings (loss) per share	$(0.09)	$0.14	$(0.23)	(164)%

	Six Months Ended June 30,
	2011	2010	Year-Over-Year Change
Statement of operations statistics:
Orders	$134,818	$128,792	$6,026	5%
Revenues	$204,559	$225,498	$(20,939)	(9)%
Operating income (loss)	$(30,756)	$34,878	$(65,634)	(188)%
Diluted earnings (loss) per share	$(0.33)	$0.34	$(0.67)	(197)%

Orders decreased 9% in the second quarter of 2011 from $72.1 million in the second quarter of 2010 to $65.3 million in the second quarter of 2011, principally due to a decline in demand for our Voice- and Text- Centric Products which was not offset by the growth of demand for our Data- and Video- Centric Products. For the first six months of 2011 orders increased by 5% from $128.8 million in the first six months of 2010 to $134.8 million in the first six months of 2011. The increase for the first six months of 2011 is principally due to the increasing demand for our Data- and Video- Centric Products, which offset the decline in demand for our Voice- and Text- Centric Products.

Backlog decreased by $67.0 million, or 20%, from December 31, 2010 to June 30, 2011, primarily due to the seasonal nature of our orders as revenues typically exceed orders during the first half of the year. Backlog remained comparable in the second quarter of 2011 at $271.8 million as compared to backlog of $271.6 million in the second quarter of 2010. Backlog remained comparable primarily due to the increase in demand for our next-generation Data- and Video- Centric Products, which is beginning to offset the decline in our Eagle 5 business. During the six months ended June 30, 2011 foreign exchange fluctuations and other adjustments resulted in a $2.7 million increase in backlog.

Revenues decreased by 12% to $96.8 million in the second quarter of 2011 from $109.5 million in the second quarter of 2010 and by 9% on a year-to-date basis from $225.5 million during the first six months of 2010 compared to $204.6 million during the first six months of 2011. Our 2011 revenues were negatively impacted by a lower backlog available at the beginning of 2011, which was caused by a decline in annual orders in 2010. This decrease in backlog and resulting decrease in revenues during the three and six months ended June 30, 2011 is primarily within our Eagle 5 revenues and is due to the decrease in orders for the reasons discussed previously. The decrease in revenues for the second quarter and first six months of 2011 were partially offset by growth in our next generation Data- and Video- Centric Products and revenue contribution from the Camiant and Blueslice acquisitions in May 2010.

Operating Income (Loss) decreased from $12.7 million of operating income in the second quarter of 2010 to a loss of $4.4 million in the second quarter of 2011, caused primarily by a reduction in gross margins of $16.8 million due to (i) lower revenues as previously discussed; (ii) higher amortization of intangible assets as a result of acquiring Camiant and Blueslice in May of 2010 and the first quarter 2011 revision of the estimated useful lives for certain intangible assets associated with the Steleus and iptelorg acquisitions; (iii) a higher proportion of revenues from emerging markets, which typically have lower than corporate average margins, and the resulting increased services costs; and (iv) certain one-time costs related to product warranties and inventory reserves.

Operating income decreased from $34.9 million of operating income in the six months ended June 30, 2010 to an operating loss of $30.8 million in the six months ended June 30, 2011, primarily due to (i) a reduction in gross margins of $36.5 million due to the reasons discussed above; (ii) a restructuring charge of $23.3 million; and (iii) an increase in intangible assets amortization expense as a result of acquiring Camiant and Blueslice in the second quarter of 2010, as well as the revision of the useful lives of intangible assets related to our 2004 Steleus and 2005 iptelorg acquisitions.

Diluted Earnings (Loss) per Share decreased from $0.14 earnings per share in the second quarter of 2010 to a loss of $0.09 per share in the second quarter of 2011, and from $0.34 earnings per share in the first six months of 2010 to a loss of $0.33 per share in the first six months of 2011, primarily due to the decrease in operating income discussed above.

Results of Operations

Revenues

Revenues decreased by 12% and 9% in the second quarter and first half of 2011 as compared to the second quarter and first half of 2010, respectively, due primarily to the fact that we entered 2011 with backlog that was approximately $35.0 million lower than the backlog at the beginning of 2010. The following discussion provides a more detailed analysis of changes in revenues by type (product, warranty and support, and services).

Revenues by Type

In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues by type (in thousands, except percentages):

	For the Three Months Ended June 30,		Change
	2011	2010	2010 to 2011
Product revenues	$63,736	$74,889	$(11,153)	(15)%
Warranty and support revenues	25,169	21,691	3,478	16%
Professional and other services revenues	7,895	12,927	(5,032)	(39)%

Total revenues	$96,800	$109,507	$(12,707)	(12)%

	For the Six Months Ended
	June 30,		Change
	2011	2010	2010 to 2011
Product revenues	$134,652	$151,428	$(16,776)	(11)%
Warranty and support revenues	45,420	40,693	4,727	12%
Professional and other services revenues	24,487	33,377	(8,890)	(27)%

Total revenues	$204,559	$225,498	$(20,939)	(9)%

Product Revenues

Our product revenues decreased by $11.2 million, or 15%, in the second quarter of 2011 compared with the second quarter of 2010 due primarily to the decrease in revenue from our Eagle 5 products. As we mentioned above, we believe orders and revenues for our Eagle 5 products will continue to decline as the market shifts from focusing on voice and text solutions to those focused on mobile data and video.

Product revenues for the first six months of 2011 decreased by $16.8 million, or 11%, as compared to the same period in 2010 due to the decrease in our Voice- and Text- Centric Product revenues. This decrease was partially offset by growth in our Data- and Video- Centric Product revenues. These year-over-year revenue changes are a result of the order trends discussed previously.

Warranty and Support Revenues

Warranty and support revenues include revenues from (i) our standard warranty coverage, which is typically provided at no charge for the first year but is allocated a portion of the arrangement fee in accordance with the authoritative guidance for software revenue recognition and (ii) our extended warranty and support offerings. After the first year warranty, our customers typically purchase warranty and support services for periods of up to a year in advance, which we reflect in deferred revenues. We recognize the revenue associated with our warranty services ratably over the term of the warranty arrangement based on the number of days the contract is outstanding during the period.

Warranty and support revenues increased by 16% in the second quarter of 2011 compared to the second quarter of 2010 and by 12% for the first six months of 2011 versus the first six months of the previous year. This increase was principally due to the increase in warranty revenues associated with our increasing installed base of global customers. The majority of the increase in our installed base of customer has occurred as a result of our international expansion and the growing customer base of our voice and data products.

The timing of recognition of our warranty and support revenues may be impacted by, among other factors: (i) delays in receiving purchase orders from our customers; (ii) the inability to recognize any revenue, including revenue associated with the first year warranty, until the delivery of all product deliverables associated with an order is complete; and (iii) receipt of cash payments from the customer in cases where the customer is deemed a credit risk.

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

Professional and other services revenues for the second quarter of 2011 decreased by $5.0 million, or 39%, as compared to the second quarter of 2010. On a year-to-date basis, professional and other services revenues declined by $8.9 million, or 27% compared to the first half of 2010. This decrease is primarily due to a decline in services related revenues for our Eagle 5 and performance management products as we continue to sell fewer initial deployments to new customers, which are generally more services intensive. This decline was partially offset by year-over-year professional and other services revenues growth in our Data- and Video- Centric Products.

Regardless of the mix of products purchased, new customers require a greater amount of installation, training and other professional services at the initial stages of deployment of our products. As our customers gain more knowledge of our products, typically the voice and text products, the follow-on orders generally do not require the same levels of services and training, as our customers tend to either: (i) perform the services themselves; (ii) require limited services, such as installation only; or (iii) require no services, and, in particular, no database migration or training services.

Cost of Sales

In order to better understand our cost structure, we analyze and present our costs and expenses in the categories discussed below:

Cost of goods sold

Cost of goods sold includes: (i) materials, labor, and overhead costs incurred internally and paid to contract manufacturers to produce our products; (ii) personnel and other costs incurred to install our products; and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands, except percentages):

For the Three Months Ended June 30,	Change
2011	2010	2010 to 2011
Cost of good sold	$36,410	$36,586	$(176)	(0)%
Revenues	96,800	109,507	(12,707)	(12)%
Cost of good sold as a percentage of revenues	38%	33%

For the Six Months Ended June 30,	Change
2011	2010	2010 to 2011
Cost of good sold	$81,334	$75,190	$6,144	8%
Revenues	204,559	225,498	(20,939)	(9)%
Cost of good sold as a percentage of revenues	40%	33%

Cost of goods sold increased as a percentage of revenues in the second quarter of 2011 as compared to the same period in 2010 primarily due to (i) approximately $1.8 million of warranty-related costs in 2011; (ii) significantly higher service related costs incurred to support deployments of and increases in customer trials of our session, policy and subscriber data management solutions; and (iii) $0.7 million of inventory write-offs that were incurred during the second quarter of 2011 related to hardware transitions and delivery requirements associated with our policy and subscriber data management products.

Cost of goods sold increased in absolute dollars and as a percentage of revenues for the six months ended June 30, 2011 as compared to the same period in 2010 primarily due to (i) approximately $4.3 million of warranty-related costs and inventory write-offs that were incurred during the first and second quarters of 2011 related to hardware transitions and delivery requirements associated with our policy and subscriber data management products, (ii) a $2.0 million write-off of deferred costs related to a customer in the Middle East due to collectability concerns and therefore our ability to recover these costs, and (iii) an increase in customer services costs required to deliver the associated services revenue and in support of deployments and customer trials of our session, policy and subscriber data management solutions.

Amortization of Intangible Assets

Amortization of intangible assets for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Amortization of intangible assets related to:
Camiant	$2,988	$1,954	$5,976	$1,954
mBalance	1,741	858	3,391	1,789
Steleus	2,111	482	3,145	965
Blueslice	691	556	1,473	556
iptelorg	647	109	934	228
Other	12	8	23	8

Total	$8,190	$3,967	$14,942	$5,500

The increase in amortization in 2011 is primarily due to the amortization associated with Camiant and Blueslice intangible assets acquired in May 2010. Additionally, during the first quarter of 2011 we evaluated the remaining useful lives of purchased technology intangible assets associated with the 2004 Steleus and 2005 iptelorg acquisitions. Based on current technological trends and our related expected business opportunities, we shortened the useful lives of these assets with the resulting increase in amortization reflected in our first quarter cost of sales.

Research and Development Expenses

Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	For the Three Months Ended June 30,		Change 2010 to 2011
	2011	2010
Research and development	$23,420	$21,763	$1,657	8%
Percentage of revenues	24%	20%

	For the Six Months Ended June 30,		Change 2010 to 2011
	2011	2010
Research and development	$49,193	$44,572	$4,621	10%
Percentage of revenues	24%	20%

The following is a summary of the year-over-year fluctuations in our research and development expenses during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 (in thousands):

	Three Months Ended June 30, 2010 to 2011	Six Months Ended June 30, 2010 to 2011
Increase (decrease) in:
Salaries, benefits and incentive compensation	$1,380	$3,193
Stock-based compensation	13	179
Integration-related compensation	(105)	20
Consulting and professional services	10	207
Facilities and depreciation	317	538
Other	42	484

Total	$1,657	$4,621

The increase in research and development expenses for the three and six months ended June 30, 2011 as compared to the same periods in 2010 is principally due to an increase of $2.6 million and $6.5 million, respectively, of expenses associated with our acquisitions of Camiant and Blueslice, as these acquisitions were completed in May of 2010 and were not fully included in our expense profile for the first half of 2010. We continue to invest in the Data- and Video- Centric Products, given the significant market opportunity we see developing. Increases in investments in these products were partially offset by a decrease in investment in our Voice- and Text- Centric Products, as we continue to reduce our investments in this product commiserate with the decline in orders.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including: (i) salaries, commissions and related costs; (ii) outside contract personnel costs; (iii) facilities costs; (iv) advertising and other marketing costs, such as tradeshows; and (v) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

For the Three Months Ended June 30,	Change 2010 to 2011
2011	2010
Sales and marketing expenses	$17,997	$18,229	$(232)	(1)%
Percentage of revenues	19%	17%

For the Six Months Ended June 30,	Change 2010 to 2011
2011	2010
Sales and marketing expenses	$38,722	$35,666	$3,056	9%
Percentage of revenues	19%	16%

The following is a summary of the year-over-year fluctuation in our sales and marketing expenses during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 (in thousands):

	Three Months Ended June 30, 2010 to 2011	Six Months Ended June 30, 2010 to 2011
Increase (decrease) in:
Salaries, benefits and incentive compensation	$1,092	$2,839
Stock-based compensation	8	137
Integration-related compensation	(355)	(202)
Sales commissions	(223)	250
Marketing and advertising	(455)	65
Travel	157	456
Other	(456)	(489)

Total	$(232)	$3,056

The decrease in sales and marketing expenses in the second quarter of 2011 as compared to the same period of 2010 was primarily attributable to (i) lower marketing and advertising expense due to lower spending associated with tradeshows and advertising; (ii) 2010 expense for certain integration-related compensation that was not repeated in 2011; (iii) lower commissions expense due to lower revenues; and (iv) lower other expenses due to reduced third party contractor fees. This decrease was partially offset by increases in salaries, benefits, and travel expenses associated with the additional personnel from the May 2010 acquisitions of Camiant and Blueslice.

On a year-to-date basis, sales and marketing expenses increased in 2011 as compared to the same period of 2010, primarily as a result of increases in salaries, benefits and incentive compensation costs. Salaries, benefits and incentive compensation increased due primarily to additional sales and marketing personnel costs associated with May 2010 acquisitions of Camiant and Blueslice. Also contributing to the year-over-year increase in sales and marketing expenses were increases in third party commission which are typically paid at much higher rates than those to our direct sales force, and increased travel costs as a result of increased activities associated with our next-generation products.

General and Administrative Expenses

General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, business development, finance, information technology and human resources personnel) and consist of: (i) salaries and related compensation costs; (ii) consulting and other professional services (e.g., litigation and other outside counsel fees, and audit fees); (iii) facilities and insurance costs; and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	For the Three Months Ended June 30,		Change 2010 to 2011
	2011	2010
General and administrative expenses	$11,454	$12,807	$(1,353)	(11)%
Percentage of revenues	12%	12%

	For the Six Months Ended June 30,		Change 2010 to 2011
	2011	2010
General and administrative expenses	$24,233	$25,957	$(1,724)	(7)%
Percentage of revenues	12%	12%

The following is a summary of the year-over-year fluctuation in our general and administrative expenses during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 (in thousands):

	Three Months Ended June 30, 2010 to 2011	Six Months Ended June 30, 2010 to 2011
Increase (decrease) in:
Salaries, benefits and incentive compensation	$130	$(458)
Stock-based compensation	(1,132)	(1,841)
Integration-related compensation	(345)	(338)
Consulting and professional services	251	1,258
Facilities and depreciation	(59)	55
Bad debt expense	144	(129)
Other	(342)	(271)

Total	$(1,353)	$(1,724)

General and administrative expenses decreased in the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, primarily as a result of decreases in employee compensation related expenses. Employee related compensation expenses decreased due to lower incentive compensation, as well as cancellations of certain outstanding equity grants as a result of employee terminations associated with the 2011 restructuring. Such decreases were partially offset by an increase in consulting and professional services costs as a result of additional legal fees associated with patent and litigation related items.

Amortization of Intangible Assets

As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Camiant	$1,261	$736	$2,522	$736
mBalance	431	212	839	442
Blueslice	94	73	189	73

Total	$1,786	$1,021	$3,550	$1,251

Restructuring and Other Costs

In January 2011, we entered into an employment severance agreement with our former President and Chief Executive Officer in connection with his resignation as an executive officer and employee effective January 4, 2011. In April 2011, we entered into a termination agreement with our former Executive Vice President, Global Sales, in connection with his resignation as an executive officer and employee effective April 29, 2011. In connection with these agreements, we incurred approximately $2.5 million and $1.6 million, respectively, in severance costs that will be paid during 2011 and 2012.

During 2010 and continuing through 2011, demand for our Voice- and Text- Centric Products has continued to decline as service providers shift their investments to data and other broadband services. Further, while demand for Data- and Video- Centric Products has continued to grow, the growth has not been able to offset the decline mentioned above. As a result, certain of our key operating metrics, such as total orders, total revenue, gross margin, operating margin and revenue per employee, declined from our historical levels.

In response to this decline, in the first quarter of 2011, we initiated a restructuring plan (the “Plan”) as part of our efforts to better align our operating cost structure with our current and expected business opportunities. Under the Plan we have initiated the following actions:

•

a reduction of our overall headcount in the U.S and the consolidation of positions from various global locations and, subject to employee information and consultation processes, further reductions in positions in foreign countries, which overall workforce reduction is expected to be approximately 10% to 15% of our workforce;

•

a reduction of the discretionary portion of our operating costs through various cost control initiatives, including: (i) reducing advertising expenditures; (ii) delaying merit salary increases and modifying incentive compensation plans; (iii) reducing capital expenditures; and (iv) reducing other discretionary expenditures, such as costs related to outside consultants, travel and recruiting; and

•	consolidation of certain facilities and the abandonment of certain assets in connection with the consolidation of facilities.

Included in our results from operations for the three and six months ended June 30, 2011 are pre-tax restructuring charges of $2.0 million and $23.3 million, respectively, related to severance costs under our severance policies, including the amounts related to our former officers discussed above. These charges are included in “Restructuring and other” in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011. Based on the actions taken to date, we anticipate that during 2011 we will incur total restructuring costs of between $24.0 million and $28.0 million. The Plan and the associated costs are based on our current best estimates which could change materially, including without limitation as a result of (i) the ongoing review of our operations and the potential for further restructuring activities in 2011, and (ii) the employee information and consultation processes conducted in local jurisdictions associated with our restructuring activities.

Subject to complying with and undertaking any necessary individual and collective employee information and consultation obligations required by local law, we expect all of these activities to occur and associated expenses to be incurred by the end of 2011. The Plan and the associated costs are based on our current best estimates which could change materially if activity, such as but not limited to the results of employee information and consultation processes conducted in local jurisdictions differ from our expectations.

Upon completion of the restructuring, we expect to reduce our annual operating expenses by $20.0 million to $25.0 million. The post restructuring run rate is inclusive of an anticipated shift in investments from our established products to our next-generation solutions.

Given that many of the positions potentially affected by this restructuring activity are in international locations, and are subject to notification and consultation processes, the majority of these annualized savings are not expected to be realized until 2012.

The following table provides a summary of our restructuring activities and the remaining obligations as of June 30, 2011 (in thousands):

Severance Costs and Related Benefits

Restructuring obligations, March 31, 2011	$19,930
2011 Restructuring and related expenses(1)	1,733
Cash payments	(2,845)
Effect of exchange rate changes	1

Restructuring obligations, June 30, 2011	$18,819

Severance Costs and Related Benefits

Restructuring obligations, December 31, 2010	$441
2011 Restructuring and related expenses(1)	23,097
Cash payments	(4,740)
Effect of exchange rate changes	21

Restructuring obligations, June 30, 2011	$18,819

(1)	Excludes a non-cash charge of $0.2 million associated with certain computer and research and development lab equipment.

Restructuring obligations are included in “Accrued expenses” in the accompanying unaudited condensed consolidated balance sheets. We anticipate settling all of our restructuring obligations during 2011 and 2012.

Other Income and Expense

For the three and six months ended June 30, 2011 and 2010, other income and expenses were as follows (in thousands, except percentages):

	For the Three Months Ended June 30,		Change 2010 to 2011
	2011	2010
Interest income	$35	$127	$(92)
Interest expense	(10)	(54)	44
Gain on investments carried at fair value, net	0	38	(38)
Foreign currency gain (loss), net	(576)	(758)	182
Other, net	(323)	(267)	(56)

Total other income (expense), net	$(874)	$(914)	$40

	For the Six Months Ended June 30,		Change 2010 to 2011
	2011	2010
Interest income	$66	$269	$(203)
Interest expense	(237)	(121)	(116)
Gain on investments carried at fair value, net	0	118	(118)
Foreign currency gain (loss), net	(838)	(1,438)	600
Other, net	(639)	(687)	48

Total other income (expense), net	$(1,648)	$(1,859)	$211

Interest income and expense. Interest income decreased during the three and six months ended June 30, 2011 due to lower interest bearing cash balances in 2011 as a result of our purchase of Camiant and Blueslice in May 2010, as well as the first half of 2010 including investments in auction rate securities that earned a higher rate of interest income. These auction rate securities were fully redeemed at the end of the second quarter of 2010.

Foreign currency gain (loss), net. Foreign currency loss, net and other for the three and six months ended June 30, 2011 and 2010 consists primarily of (i) the net cost of our hedging program related to foreign currency risk, including the gains and losses on forward contracts on foreign currency exchange rates used to hedge our exposure to foreign currency risks, (ii) foreign currency gains and losses associated with the underlying hedged item (principally accounts receivable), and (iii) remeasurement adjustments from consolidating our international subsidiaries. The loss on foreign currency decreased in the second quarter and first half of 2011 from that of the second quarter and first half of 2010 primarily due to lower hedging costs and improved hedging efficiency.

Provision for Income Taxes

For the three months ended June 30, 2011 we incurred a tax expense of $1.2 million despite recording a loss of ($5.3) million during the quarter. The tax expense of $1.2 million for the three months ended June 30, 2011 differs from a tax benefit of ($1.9) million, calculated based on the statutory rate of 35%, primarily due to (i) a discrete tax expense of $1.6 million resulting from employee stock option cancellations and the required tax treatment under the authoritative guidance for stock-based compensation as discussed in detail below, (ii) a discrete tax expense of $0.9 million related to the establishment of a valuation allowance against certain foreign tax credits and (iii) the cumulative effect of shifting projected 2011 income from international locations with lower tax rates to the U.S. This tax expense is partially offset by (i) research and development tax credits in various jurisdictions, (ii) U.S. state income tax benefit, and (iii) the forecasted jurisdictional split of our global income in countries with lower tax rates.

For the three months ended June 30, 2010 we incurred a tax expense of $2.3 million, resulting in income tax expense as a percentage of pre-tax income, or an effective tax rate of 20%. This rate differs from the statutory rate due to (i) a higher level of forecasted income for the full year being derived from international locations with lower tax rates than the U.S. and the cumulative effect of a shift in that forecast, and (ii) a discrete tax benefit of ($1.0) million recognized as the result of certain amended state tax filings. These tax benefits were partially offset by (i) state income tax expense, (ii) tax expense of $0.5 million resulting from employee stock option cancellations and the required tax treatment under the authoritative guidance for stock-based compensation, and (iii) tax expense resulting from nondeductible acquisition expenses incurred in the 2010 purchase of Camiant and Blueslice.

The income tax provisions for the six months ended June 30, 2011 and 2010 were a benefit of ($9.9) million and an expense of $9.9 million, resulting in effective tax rates of (31%) and 30%, respectively. The benefit for 2011 was impacted by (i) discrete tax expense for the first six months of $3.2 million resulting from employee stock option cancellations and the required tax treatment under the authoritative guidance for stock-based compensation and (ii) discrete tax expense of $0.9 million related to the establishment of a valuation allowance against certain foreign tax credits. These discrete charges were partially offset by the recognition of certain previously unrecognized tax benefits resulting from the completion of studies related to our global transfer pricing policies. The tax rate for the same period in 2010 was impacted by (i) a higher percentage of our projected income for the full year being derived from international locations with lower tax rates than the U.S. and (ii) discrete tax benefit of ($1.0) million recognized as the result of certain amended state tax filings. These benefits were partially offset by discrete tax expense of $1.1 million resulting from employee stock option cancellations and the required tax treatment under the authoritative guidance for stock-based compensation.

Please refer to Note 9 of the accompanying unaudited condensed consolidated financial statements for an additional discussion related to income taxes. We no longer have a “pool of windfall tax benefits” as defined by the authoritative guidance for stock-based compensation. As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under the authoritative guidance will negatively impact our effective tax rate and increase its volatility, resulting in a reduction of our earnings. The authoritative guidance for stock compensation requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs. For the three and six months ended June 30, 2011, we recorded a discrete tax expense of $1.6 million and $3.2 million as compared to $0.5 million and $1.1 million recorded for the three and six months ended June 30, 2010, respectively, associated with our stock compensation plans.

Liquidity and Capital Resources

Key measures of our liquidity are as follows (in thousands, except percentages):

	June 30, 2011	December 31, 2010	Change 2010 to 2011
Balance sheet statistics:
Cash and cash equivalents	$262,787	$220,938	$41,849	19%
Working capital	$280,084	$286,910	$(6,826)	(2)%

	Six Months Ended June 30,
	2011	2010	Change 2010 to 2011
Cash provided by (used in) operating activities	$48,579	$21,235	$27,344	129%
Cash provided by (used in) investing activities	$(8,865)	$(76,501)	$67,636	(88)%
Cash provided by (used in) financing activities	$(504)	$8,039	$(8,543)	(106)%

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

Our working capital was $280.1 million as of June 30, 2011, compared to $286.9 million as of December 31, 2010. The decrease in working capital in the first half of 2011 was primarily due to the increase in accrued expenses as a result of our 2011 restructuring, reductions in inventory levels due to our focus on inventory management, and reductions in accounts receivable balances due to improved collections. The decrease in receivables are also partially due to normal seasonal trends for our orders and billings, which result in higher levels of receivables at year-end and significant cash collections in the first half of the year. Partially offsetting the above were increases in our cash balances due to the cash inflow from operating activities of $48.6 million. Our cash and cash equivalents were $262.8 million and $220.9 million as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, we had a $75.0 million line of credit facility, which includes a sub-limit for letters of credit, with Wells Fargo Bank, National Association. The line of credit is unsecured except for our pledge of 65% of the outstanding stock of certain subsidiaries. As of June 30, 2011, there were no outstanding borrowings under the line of credit facility, other than approximately $2.5 million of outstanding letters of credit.

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

Operating Activities

Net cash provided by operating activities was $48.6 million and $21.2 million for the six months ended June 30, 2011 and 2010, respectively. The increase in our cash flows from operations was primarily due to higher cash collections of accounts receivable and improved inventory management. The improved management of working capital items offset the decline in earnings on a year-over-year basis.

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

Investing Activities

Net cash used in investing activities was ($8.9) million and ($76.5) million for the six months ended June 30, 2011 and 2010, respectively. Our cash flows from investing activities primarily relate to (i) strategic acquisitions; (ii) purchases and sales of investments; and (iii) purchases of property and equipment.

During the first half of 2011, our investing activities consisted of property and equipment purchases of $8.9 million. In the first half of 2010, acquisition related net cash outflows were $162.0 million for the purchase of Camiant and Blueslice. Our investment in property and equipment was $7.5 million. Offsetting these investing cash outflows was $93.0 million in proceeds related to our former investments in auction rate securities (issuer calls and the exercise of the related UBS Put right to redeem these actuation rate securities on June 30, 2010 at par value).

We continue to closely monitor our capital expenditures while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our workforce. For 2011, we expect our total capital expenditures to be at or below 2010 levels of approximately $18.0 million.

Financing Activities

Net cash provided by (used in) financing activities was ($0.5) million and $8.0 million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, our financing activities primarily consisted of proceeds of $0.7 million from net issuances of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan, including the excess tax benefit on those exercises, offset by $1.2 million of employee withholding tax payments made as a result of net share settlements of equity awards. For the six months ended June 30, 2010, our financing activities primarily consisted of proceeds of $10.7 million from net issuances of common stock pursuant to the exercise of employee stock options and purchase under our employee stock purchase plan, including the excess tax benefit on those exercises, partially offset by $2.7 million of employee withholding tax payments made as a result of net share settlements of equity awards.

Critical Accounting Policies and Estimates

For information about our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K.

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. For public companies, the ASU is effective for interim and annual periods beginning after December 15, 2011. We do not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.

Presentation of Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We do not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

The statements that are not historical facts contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “will,” “intend,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and variations of these words and similar expressions are sometimes used to identify forward-looking statements. These statements reflect the current belief, expectations, estimates, forecasts or intent of our management and are subject to and involve certain risks and uncertainties. There can be no assurance that our actual future performance will meet management’s expectations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 and our other filings with the Securities and Exchange Commission, our future operating results are difficult to predict and subject to significant fluctuations. Factors that may cause future results to differ materially from management’s current expectations include, among others:

•

the effects on our revenue performance based on our recent trend in orders and the increasing portion of our orders that are for newer products with longer order-to-revenue conversion cycles and lower margins on initial sales;

•

our increasing dependence on next-generation products with which we have less experience forecasting, building, and selling and for which the markets are less mature and more subject to demand and technology changes and increased competition;

•

a decrease in our gross margins due to (i) an increase in the proportion of our revenues derived from initial system orders for our next-generation session, policy and data management solutions, (ii) an increase in the number of lab systems for these same next-generation products, as the lab systems are typically provided at little to no charge to the customer, and (iii) an increase in service related costs to the support of customer deployments and trials of these systems;

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

•

the uncertainty associated with the resignations of our former CEO, our former EVP of Global Sales, our former Chief Marketing Officer, and our former interim CEO, the appointment of a new CEO, and the impact these transitions may have on our customer, vendor, and employee relationships;

•

the risk that management will not be able to transition the business model to one that effectively supports a software- and services- centric product portfolio; the continued decline in sales of our Eagle 5 related products, including the ability of carriers to utilize excess capacity of signaling infrastructure and related products in their networks;

•

our ability to compete, particularly on price, with other manufacturers that have lower cost bases than ours and/or are partially supported by foreign government subsidies or employ unfair trade practices;

•

risks related to our international sales, markets and operations, including but not limited to: import regulations, limited intellectual property protection (including limited protection of our software source code), withholding taxes and their effect on cash flow timing, and increased costs and potential liabilities related to compliance with current and future security provisions in customer contracts and government regulations, including in particular those imposed by the government of India;

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

•

uncertainties related to the timing of revenue recognition due to the increasing percentage of next-generation solutions in our backlog, as we have a limited history of the order-to-revenue conversion cycle;

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

•	the risk that our future financial results will not meet our expectations;

•	the lengthy sales cycles for our products, particularly for our new or acquired products;

•	the availability and success or failure of advantageous strategic and vendor relationships;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2010. Our exposures to market risk have not changed materially since December 31, 2010 other than as discussed in Note 5 “Fair Value of Financial Instruments” to the accompanying unaudited condensed consolidated financial statements and under the caption “Critical Accounting Policies and Estimates” in Part I, Item 2 of this Form 10-Q.

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

Item 5. Other Information

Our policy governing transactions in our securities by our directors, executive officers and certain other employees permits such persons from time to time to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Exchange Act. As of June 30, 2011, Ronald J. de Lange, our President and Chief Executive Officer, had adopted a Rule 10b5-1 stock trading plan that was then in effect. The Company does not undertake any obligation to disclose, or to update or revise any disclosure regarding, any such plans and specifically does not undertake to disclose the adoption, amendment, termination or expiration of any such plans.

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Bylaws of Tekelec, as amended(1)

10.1	2011 Sales Compensation Plan for Wolrad Claudy(2)

10.2	Termination Agreement effective April 29, 2011 between the Company and Wolrad Claudy(3)

10.3	Offer Letter Agreement effective May 31, 2011 between the Company and Ronald J. de Lange(4)

10.4	2011 Officer Severance Plan(5)

10.5	Employment Separation Agreement effective July 20, 2011 between the Company and Yusun Kim Riley(6)

10.6	Consulting Agreement effective July 20, 2011 between the Company and Yusun Kim Riley(6)

10.7	Modification to Compensation Arrangements for David K. Rice(6)

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

101.1	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (filed with the Securities and Exchange Commission on August 4, 2011), is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, (ii) unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, (iii) unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2011 and 2010, (iv) unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, and (v) notes to unaudited condensed consolidated financial statements (7)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated April 6, 2011, as filed with the Commission on April 12, 2011.
(2)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated April 6, 2011, as filed with the Commission on April 12, 2011.
(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated April 29, 2011, as filed with the Commission on May 5, 2011.
(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated May 31, 2011, as filed with the Commission on June 1, 2011.
(5)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated May 31, 2011, as filed with the Commission on June 1, 2011.
(6)	Filed herewith.

(7)	The XBRL information in Exhibit 101.1 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that Section, nor shall such information be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC

Date: August 4, 2011	/s/ RONALD J. DE LANGE
Ronald J. de Lange
President and Chief Executive Officer

Date: August 4, 2011	/s/ GREGORY S. RUSH
Gregory S. Rush
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 4, 2011	/s/ PAUL J. ARMSTRONG
Paul J. Armstrong
Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Description
10.5	Employment Separation Agreement effective July 20, 2011 between the Company and Yusun Kim Riley

10.6	Consulting Agreement effective July 20, 2011 between the Company and Yusun Kim Riley

10.7	Modification to Compensation Arrangements for David K. Rice

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (filed with the Securities and Exchange Commission on August 4, 2011), is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, (ii) unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, (iii) unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2011 and 2010, (iv) unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, and (v) notes to unaudited condensed consolidated financial statements(1)

(1)	The XBRL information in Exhibit 101.1 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that Section, nor shall such information be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.