Form 10-Q
period 2011-09-30
TEKELEC
filed 2011-11-07
CIK 790705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 21, 2011, there were 69,254,953 shares of the registrant’s common stock, without par value, outstanding.

TEKELEC

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TEKELEC

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$270,456	$220,938
Accounts receivable, net	117,305	165,019
Inventories	17,709	28,221
Income taxes receivable	11,447	3,098
Deferred income tax asset, current	21,773	19,906
Deferred costs and prepaid commissions	30,879	43,652
Prepaid expenses	7,990	8,527
Other current assets	3,761	3,687

Total current assets	481,320	493,048
Property and equipment, net	35,831	37,169
Deferred income tax asset, net, noncurrent	75,957	72,854
Other assets	1,410	1,507
Goodwill	135,620	135,564
Intangibles assets, net	64,284	92,245

Total assets	$794,422	$832,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,650	$17,823
Accrued expenses	38,607	20,344
Accrued compensation and related expenses	16,980	22,680
Current portion of deferred revenues	110,644	145,291

Total current liabilities	179,881	206,138
Deferred income tax liabilities, noncurrent	1,752	7,430
Long-term portion of deferred revenues	4,184	6,812
Other long-term liabilities	15,212	5,422

Total liabilities	201,029	225,802

Commitments and Contingencies (Note 10)
Shareholders’ equity:
Common stock, without par value, 200,000,000 shares authorized; 69,253,624 and 68,617,232 shares issued and outstanding, respectively	359,143	351,309
Retained earnings	235,131	256,829
Accumulated other comprehensive income (loss)	(881)	(1,553)

Total shareholders’ equity	593,393	606,585

Total liabilities and shareholders’ equity	$794,422	$832,387

See notes to unaudited condensed consolidated financial statements.

TEKELEC

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Thousands, except per share data)
Revenues	$106,179	$108,305	$310,738	$333,803
Cost of sales:
Cost of goods sold	34,236	40,773	115,570	115,963
Amortization of intangible assets	8,087	7,594	23,029	13,094

Total cost of sales	42,323	48,367	138,599	129,057

Gross profit	63,856	59,938	172,139	204,746

Operating expenses:
Research and development	23,772	24,094	72,965	68,666
Sales and marketing	16,951	20,192	55,673	55,858
General and administrative	11,738	13,219	35,971	39,176
Amortization of intangible assets	1,779	1,613	5,329	2,864
Restructuring and other	5,191	0	28,532	0
Acquisition-related expenses	0	407	0	2,891

Total operating expenses	59,431	59,525	198,470	169,455

Income (loss) from operations	4,425	413	(26,331)	35,291
Other income (expense), net	(1,112)	(1,073)	(2,760)	(2,932)

Income (loss) before income taxes	3,313	(660)	(29,091)	32,359
Provision for (benefit from) income taxes	2,551	(526)	(7,393)	9,353

Net income (loss)	$762	$(134)	$(21,698)	$23,006

Earnings (loss) per share:
Basic	$0.01	$0.00	$(0.31)	$0.34
Diluted	0.01	0.00	(0.31)	0.33
Weighted average number of shares outstanding:
Basic	69,215	68,526	69,013	68,179
Diluted	69,360	68,526	69,013	68,856

See notes to unaudited condensed consolidated financial statements.

TEKELEC

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Thousands)
Net income (loss)	$762	$(134)	$(21,698)	$23,006
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,225)	9,501	672	(928)

Comprehensive income (loss)	$(5,463)	$9,367	$(21,026)	$22,078

See notes to unaudited condensed consolidated financial statements.

TEKELEC

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(21,698)	$23,006
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on investments carried at fair value, net	0	(118)
Provision for (recovery of) doubtful accounts and returns	(1,039)	1,934
Provision for (reduction of) warranty	1,550	(1,305)
Inventory write downs	5,810	3,164
Loss on disposal of fixed assets	377	51
Depreciation	13,030	12,383
Amortization of intangible assets	28,358	15,958
Amortization, other	239	612
Deferred income taxes	(10,648)	6,925
Stock-based compensation	7,813	9,914
Excess tax benefits from stock-based compensation	(12)	(872)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	46,911	20,112
Inventories	4,767	(5,660)
Deferred costs	13,246	15,889
Prepaid expenses	546	56
Other current assets	(275)	545
Accounts payable	(4,319)	(16,461)
Accrued expenses	24,139	(10,118)
Accrued compensation and related expenses	(5,642)	(20,062)
Deferred revenues	(35,952)	(39,079)
Income taxes receivable	(8,470)	1,617
Income taxes payable	2,606	1,711

Total adjustments	83,035	(2,804)

Net cash provided by (used in) operating activities	61,337	20,202

Cash flows from investing activities:
Proceeds from sales and maturities of investments	0	92,975
Purchase of acquired business, net of cash acquired	0	(161,953)
Purchases of property and equipment	(12,039)	(14,060)

Net cash provided by (used in) investing activities	(12,039)	(83,038)

Cash flows from financing activities:
Proceeds from issuances of common stock	1,265	10,892
Payments of net share-settled payroll taxes related to equity awards	(1,244)	(2,914)
Excess tax benefits from stock-based compensation	12	872

Net cash provided by (used in) financing activities	33	8,850

Effect of exchange rate changes on cash	187	(558)

Net change in cash and cash equivalents	49,518	(54,544)
Cash and cash equivalents, beginning of period	220,938	277,259

Cash and cash equivalents, end of period	$270,456	$222,715

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

We operate under a thirteen-week calendar quarter. For financial statement presentation purposes, the reporting periods are referred to as ended on the last calendar day of the quarter. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 are for the thirteen and thirty-nine weeks ended September 30, 2011 and October 1, 2010, respectively.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010 and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

Testing Goodwill for Impairment. In September, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment (the revised standard).” The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing both public and nonpublic entities with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt the revised standard even if its annual test date is before September 15, 2011 (the date on which the revised standard was issued), provided that the entity has not yet issued its financial statements for the period that includes its annual test date. We do not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.

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

Fair Value Measurements and Disclosures. In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. For public companies, the ASU is effective for interim and annual periods beginning after December 15, 2011. We do not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.

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

Nine Months Ended September 30, 2010
Revenues	$342,269
Net Income	$22,415
Basic earnings per share	$0.33
Diluted earnings per share	$0.33

Note 3 — Restructuring and Other Costs

In January 2011, we entered into an employment severance agreement with our former President and Chief Executive Officer in connection with his resignation as an executive officer and employee effective January 4, 2011. In April 2011, we entered into a termination agreement with our former Executive Vice President, Global Sales, in connection with his resignation as an executive officer and employee effective April 29, 2011. In connection with these agreements, we incurred approximately $2.5 million and $1.6 million with respect to our former President and Chief Executive Officer and our former Executive Vice President, Global Sales, respectively, in severance costs that will be paid during 2011 and 2012.

During 2010 and continuing through 2011, demand for our Eagle 5, performance monitoring and other established solutions has continued to decline as service providers shift their investments to data, video, and other broadband services. Further, while demand for our next-generation solutions has continued to grow, the growth has not offset the decline in demand for our Eagle 5, performance monitoring and other established products. As a result, certain of our key operating metrics, such as total orders, total revenue, gross margin, operating margin and revenue per employee, declined from our historical levels.

In response to this decline, in the first quarter of 2011, we initiated a restructuring plan (the “Plan”) as part of our efforts to better align our operating cost structure with our current and expected business opportunities. Under the Plan we have initiated the following actions:

•

a reduction of our overall headcount in the U.S and the consolidation of positions from various global locations and, subject to employee information and consultation processes, further reductions in positions in foreign countries, which overall workforce reduction is expected to be approximately 15% to 20% of our workforce;

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

Included in our results from operations for the three and nine months ended September 30, 2011 are pre-tax restructuring charges of $5.2 million and $28.5 million, respectively. These costs consist of severance costs under our existing severance policies, including the amounts related to our former officers discussed above and are included in “Restructuring and other” in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011. Based on the actions taken to date, we anticipate that during 2011 we will incur total restructuring costs of between $30.0 million and $35.0 million. The Plan and the associated costs are based on our current best estimates which could change materially, including without limitation as a result of (i) the ongoing review of our operations and the potential for further restructuring activities in 2011, and (ii) the employee information and consultation processes conducted in international jurisdictions associated with our restructuring activities.

Subject to complying with and undertaking any necessary individual and collective employee information and consultation obligations required by local law, we expect the majority of these activities to occur and associated employee expenses to be incurred by the end of 2011. We may incur additional charges after December 31, 2011 related to facilities and other costs as we exit certain locations internationally.

The following table provides a summary of our restructuring activities and the remaining obligations as of September 30, 2011 (in thousands):

Severance Costs and Related Benefits
Restructuring obligations, June 30, 2011	$18,819
2011 Restructuring and related expenses	5,191
Cash payments	(2,699)
Effect of exchange rate changes	(19)

Restructuring obligations, September 30, 2011	$21,292

Severance Costs and Related Benefits
Restructuring obligations, December 31, 2010	$441
2011 Restructuring and related expenses(1)	28,288
Cash payments	(7,436)
Effect of exchange rate changes	(1)

Restructuring obligations, September 30, 2011	$21,292

(1)	Excludes a non-cash charge of $0.2 million associated with certain computer and research and development lab equipment.

Restructuring obligations are included in “Accrued expenses” and “Other long-term liabilities” in the accompanying unaudited consolidated balance sheets. We anticipate settling the majority of our remaining severance obligations during 2011 and 2012. This is based on our current estimate, which could change if actual activity differs from what is currently expected.

Note 4 — Other Income and Expense

The components of “Other income (expense), net” were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other income (expense), net:
Interest income	$37	$28	$103	$297
Interest expense	(11)	(64)	(248)	(185)
Gain on investments carried at fair value, net	0	0	0	118
Foreign currency gain (loss), net	(913)	(790)	(1,751)	(2,230)
Other, net	(225)	(247)	(864)	(932)

Total other income (expense), net	$(1,112)	$(1,073)	$(2,760)	$(2,932)

Note 5 — Fair Value of Financial Instruments

Recurring Measurements

We measure certain financial assets and liabilities at fair value on a recurring basis. The fair value of our cash, cash equivalents, accounts receivable and accounts payable approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments. The following table sets forth our financial instruments carried at fair value (in thousands):

	Financial Instruments Carried at Fair Value
	September 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$270,456	$220,938

The fair value of our financial instruments as of September 30, 2011 is based on quoted prices in active markets for identical items and fall under Level 1 of the fair value hierarchy as defined in the authoritative guidance.

Derivative Instruments

Our derivative instruments, which consist primarily of foreign currency forward contracts, are recognized as assets or liabilities at fair value. These forward contracts are not formally designated as hedges. The fair value of these contracts is based on market prices for comparable contracts. Our foreign currency forward contracts are structured to expire on the last day of each quarter, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends. Because of the short duration of these contracts, their fair value was not significant as of September 30, 2011 or December 31, 2010.

Nonrecurring Measurements

We measure certain assets, accounted for under the cost method, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other than temporarily impaired.

We measure the fair value of our nonfinancial assets and liabilities, including but not limited to, intangible assets, goodwill and restructuring obligations that are accounted for under the authoritative guidance for exit or disposal cost obligations. As of September 30, 2011, we do not have any nonrecurring measurement disclosure for these nonfinancial assets.

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

We continually monitor our exposure to fluctuations in foreign currency exchange rates. As we have expanded internationally, a significant portion of our revenues, costs and operating expenses are denominated in foreign currencies, resulting in an increase in our foreign currency exchange rate exposure. We enter into multiple forward contracts throughout a given month to mitigate our changing exposure to foreign currency exchange rate fluctuations principally related to receivables generated from sales denominated in non-functional currencies and our remeasurements of international subsidiaries. Our exposure fluctuates as we generate new sales in non-functional currencies and as existing receivables related to sales in non-functional currencies are collected. Additionally, our exposure related to remeasurements of our subsidiaries’ financial statements fluctuates with the underlying activity in those entities. Our foreign currency forward contracts generally will have terms of one month or less and typically mature on the last day of any given period. We then immediately enter into new foreign currency forward contracts, if necessary.

Principal currencies of our foreign currency forward contracts include the Euro, Indian rupees, Brazilian reals, Malaysian ringgits, Taiwan dollars, and Canadian dollars. As of September 30, 2011, the total notional amounts of the outstanding foreign currency forward contracts were $13.2 million and $33.2 million, purchased and sold in U.S. dollar equivalents, respectively. As of December 31, 2010, the total notional amounts of the outstanding foreign currency forward contracts were $8.6 million and $56.8 million, purchased and sold in U.S. dollar equivalents, respectively.

Average total notional amounts of foreign exchange forward contracts outstanding during the three months ended September 30, 2011 were $12.7 million and $31.9 million, purchased and sold in U.S. dollar equivalents, respectively. Average total notional amounts of foreign exchange forward contracts outstanding during the nine months ended September 30, 2011 were $13.9 million and $38.0 million, purchased and sold in U.S. dollar equivalents, respectively.

As of September 30, 2011, all of our derivative instruments are maintained with Wells Fargo Bank, and potentially subject us to a concentration of credit risk, which may result in credit related losses in the event of the bank’s nonperformance. We mitigate this risk by monitoring Wells Fargo’s credit ratings published by major rating firms (Fitch, Standard & Poor’s, and Moody’s).

As discussed above, our foreign currency forward contracts are structured to expire on the last day of the accounting period, and we immediately enter into new contracts if necessary. Therefore, our derivative instruments outstanding at period end are outstanding less than one full day when the reporting period ends and, accordingly, their fair value was not significant as of September 30, 2011 or December 31, 2010.

The tables below provide a summary of the effect of derivative instruments on the unaudited condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Results of Operations	Amount of Gain (Loss) Recognized in Results of Operations
		Three months ended September 30,
		2011	2010
Foreign currency forward contracts	Other income (expense), net	$(1,119)	$2,568

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Results of Operations	Amount of Gain (Loss) Recognized in Results of Operations
		Nine months ended September 30,
		2011	2010
Foreign currency forward contracts	Other income (expense), net	$840	$(2,498)

The above gains or losses on the derivative instruments include the cost of entering into the contracts (i.e., forward points), and are generally offset by a corresponding foreign currency gain or loss on the underlying hedged transaction (e.g., customer accounts receivable). The gain or loss on both the derivative instrument and the corresponding hedged transaction are reflected in “Other income (expense), net” in the accompanying unaudited condensed consolidated statements of operations.

Note 7 — Financial Statement Details

Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Accounts receivable	$125,872	$175,486
Less: Allowance for doubtful accounts and sales returns	8,567	10,467

	$117,305	$165,019

Inventories

Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$12,410	$21,851
Finished goods	5,299	6,370

Total inventories, net	$17,709	$28,221

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Accrued installation and professional services costs	$4,524	$3,612
Deferred rent	3,233	2,532
Accrued restructuring	14,106	441
Accrued property, sales and other taxes	2,843	2,790
Accrued losses on customer contracts	1,210	840
Accrued foreign currency contract settlements	1,037	0
Accrued warranty costs	2,593	1,185
Accrued professional fees and legal accrual	1,778	1,839
Accrued other	7,283	7,105

Total	$38,607	$20,344

Other long-term liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Accrued restructuring	$7,186	$0
Other long-term liabilities	8,026	5,422

Total	$15,212	$5,422

Note 8 — Intangible Assets and Goodwill

Intangible Assets

The following table represents the details of intangible assets (in thousands):

		Accumulated
September 30, 2011	Gross	Amortization	Net
Intangible assets with finite lives:
Purchased technology	$98,870	$(50,535)	$48,335
Customer relationships	18,800	(7,306)	11,494
Contract backlog	7,500	(7,195)	305
Non-compete agreements	4,380	(3,058)	1,322
IPR&D, with finite lives	2,450	(516)	1,934
Trademarks and trade names	1,240	(577)	663
Effect of exchange rate changes	(694)	464	(230)

Total intangible assets with finite lives	132,546	(68,723)	63,823
IPR&D, with indefinite lives	461		461

Total intangible assets	$133,007	$(68,723)	$64,284

		Accumulated
December 31, 2010	Gross	Amortization	Net
Intangible assets with finite lives:
Purchased technology	$98,870	$(30,126)	$68,744
Customer relationships	18,800	(3,929)	14,871
Contract backlog	7,500	(4,879)	2,621
Non-compete agreements	4,380	(1,415)	2,965
IPR&D, with finite lives	2,450	(148)	2,302
Trademarks and trade names	1,240	(267)	973
Effect of exchange rate changes	(766)	74	(692)

Total intangible assets with finite lives	132,474	(40,690)	91,784
IPR&D, with indefinite lives	461		461

Total intangible assets	$132,935	$(40,690)	$92,245

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

The estimated future amortization expense of purchased intangible assets with finite lives as of September 30, 2011 is as follows:

For the Years Ending December 31,	(Thousands)
2011 (remaining three months)	$9,255
2012	19,680
2013	14,560
2014	14,408
2015	5,920

Total	$63,823

Goodwill

As required by the authoritative guidance for intangibles and goodwill, we do not amortize our goodwill balances, but instead test our goodwill for impairment annually on October 1st, which is in the fourth quarter of 2011, and more frequently upon the occurrence of certain events in accordance with the provisions of the authoritative guidance for intangibles and goodwill. We expect to complete this testing during the fourth quarter of 2011. In the first quarter of 2011, due to the fact that our net book value exceeded our market capitalization, we performed an interim goodwill impairment analysis in accordance with the provisions of the authoritative guidance for intangible assets and goodwill. Our analysis indicated that the fair value of the reporting unit exceeded its net book value by over 20%, and thus no impairment existed as of March 31, 2011. There were no additional indicators of impairment during the nine months ended September 30, 2011. As of September 30, 2011, no impairment losses were recognized with respect to goodwill.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows (in thousands):

Balance at December 31, 2010	$135,564
Effect of exchange rate changes	56

Balance at September 30, 2011	$135,620

Note 9 — Income Taxes

As part of the process of preparing our unaudited condensed consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pretax income can impact our effective tax rate or income taxes as a percentage of pretax income (the “Effective Rate”). This process involves estimating our current tax liabilities in each jurisdiction in which we operate, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding the recoverability of deferred tax assets. Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates.

Tax liabilities can involve complex issues and may require an extended period to resolve. To the extent that the recovery of deferred tax assets does not reach the threshold of “more likely than not” based on our estimate of future taxable income in each jurisdiction, a valuation allowance is established. The assessment of the amount and timing of future taxable income involves significant estimates and management judgment. While we have considered future taxable income and the existence of prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to income an adjustment resulting from the establishment of a valuation allowance in the period such a determination was made and such adjustment may be material. For the three months ended September 30, 2011, a $0.3 million valuation allowance was recorded against certain state tax credits that we do not anticipate will be utilized prior to expiration. This is in addition to the valuation allowance established in the second quarter of 2011 of $0.9 million for certain foreign tax credits.

We conduct business globally, and as a result, one or more of our subsidiaries file income tax returns in various domestic and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. During 2008, the Internal Revenue Service (“IRS”) completed an examination of tax years 2004 through 2006; therefore, our U.S. federal income tax returns for tax years prior to 2007 are generally no longer subject to adjustment. In the first quarter of 2011, the IRS commenced its examination of tax years 2007 through 2009 as a result of a refund claim filed in 2010 that related to a capital loss generated in 2009. As a result, we have extended the statute of limitations for our 2007 tax year. With respect to our U.S. state tax returns, we are generally no longer subject to examination of tax years prior to 2007 in our primary state tax jurisdictions, other than the state of North Carolina’s re-examination of our 2006 tax year as a result of a refund claim filed during 2010. During the second quarter of 2011 we favorably settled an examination by the state of North Carolina relating to a refund claim filed with respect to our 2007 and 2008 tax years. Our foreign income tax returns are generally no longer subject to examination for tax periods prior to 2004. Additionally, we have recently been notified that the French tax authorities will begin an examination of the corporate tax returns for tax years 2008 through 2010. Although it is possible that certain tax examinations, including the IRS examination, could be resolved during the next 12 months, the timing and outcomes are uncertain.

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

For the three and nine months ended September 30, 2011, our effective tax rate was 77% and 25%, respectively. For the three months ended September 30, 2011, the effective rate of 77% differs from the statutory rate of 35% primarily due to a shift in our jurisdictional forecasts. The effect of this shift is amplified in the effective tax rate calculation due to the relatively low pre-tax income for the third quarter of 2011. For the nine months ended September 30, 2011, the effective rate of 25% differs from the statutory rate of 35% primarily due to the tax benefit of our overall forecasted loss for the year as well as a discrete benefit relating to the recognition of certain previously unrecognized tax benefits resulting from the completion of studies related to our global transfer pricing policies. These benefits are partially offset by the recognition of $3.6 million in discrete tax expense resulting from the expiration and vesting of employee stock-based compensation and the required tax treatment under the authoritative guidance.

For the three months ended September 30, 2010 we had a tax benefit of ($0.5) million or an effective tax benefit of 80%. For the nine months ended September 30, 2010 we had tax expense of $9.4 million or an effective tax rate of 29%. The effective rate for the three months ended September 30, 2010 differs from the statutory rate of 35% primarily due to a higher percentage of our projected income for the full year being derived from international locations with lower tax rates than the U.S. coupled with the cumulative effect of the change in estimate of the jurisdictional split of taxable income. While the impact in terms of absolute dollars of shifting additional income to jurisdictions with lower tax rates was insignificant, due to the low amount of taxable income this shift had a disproportional impact on our overall effective tax rate, resulting in the unusually high effective tax benefit of 80% during the third quarter of 2010.

For the nine months ended September 30, 2010, the effective rate differs from the statutory rate of 35% primarily due to the international impact discussed above as well as a discrete tax benefit of $1.0 million recognized as the result of certain amended state tax filings, offset by tax expense resulting from nondeductible expenses related to our acquisitions of Camiant and Blueslice and incurred during the second quarter of 2010.

We no longer have a “pool of windfall tax benefits” as defined by the authoritative guidance for stock-based compensation. As a result, future cancellations or exercises that result in a tax deduction that is less than the related deferred tax asset recognized under the authoritative guidance will negatively impact our effective tax rate and increase its volatility, resulting in a reduction of our earnings. The authoritative guidance for stock-based compensation requires that the impact of such events be recorded as discrete items in the quarter in which the event occurs. For the three and nine months ended September 30, 2011, we recorded a discrete tax expense of $0.4 million and $3.6 million, respectively, as compared to $0.3 million and $1.4 million recorded for the three and nine months ended September 30, 2010, respectively, associated with our stock compensation plans.

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

Note 11 — Stock-Based Compensation

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

Income Statement Classifications	Option and SAR Grants and Stock Purchase Rights	RSUs	Total
Three months ended September 30, 2011
Cost of goods sold	$20	$148	$168
Research and development	55	321	376
Sales and marketing	124	745	869
General and administrative	310	757	1,067

Total	$509	$1,971	$2,480

Three months ended September 30, 2010
Cost of goods sold	$70	$313	$383
Research and development	55	429	484
Sales and marketing	110	993	1,103
General and administrative	218	783	1,001

Total	$453	$2,518	$2,971

Income Statement Classifications	Option and SAR Grants and Stock Purchase Rights	RSUs	Total
Nine months ended September 30, 2011
Cost of goods sold	$107	$640	$747
Research and development	187	1,108	1,295
Sales and marketing	405	2,281	2,686
General and administrative	584	2,501	3,085

Total	$1,283	$6,530	$7,813

Nine months ended September 30, 2010
Cost of goods sold	$226	$822	$1,048
Research and development	199	1,025	1,224
Sales and marketing	329	2,453	2,782
General and administrative	891	3,969	4,860

Total	$1,645	$8,269	$9,914

Stock-based compensation expense was recorded net of estimated forfeitures for the three and nine months ended September 30, 2011 and 2010 such that expense was recorded only for those stock-based awards that are expected to vest.

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

Enterprise-Wide Disclosures

The following tables set forth, for the periods indicated, revenues from external customers by type (product, warranty and support, and services), as well as revenues by domestic versus international regions (in thousands):

	For the Three Months Ended September 30,
	2011	2010
Product revenues	$72,550	$67,709
Warranty and support revenues	22,487	23,020
Professional and other services revenues	11,142	17,576

Total revenues	$106,179	$108,305

	For the Nine Months Ended September 30,
	2011	2010
Product revenues	$207,202	$219,137
Warranty and support revenues	67,907	63,713
Professional and other services revenues	35,629	50,953

Total revenues	$310,738	$333,803

	Revenues from External Customers
	By Geographic Region
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$47,463	$44,638	$121,827	$125,261
International	58,716	63,667	188,911	208,542

Total revenues from external customers	$106,179	$108,305	$310,738	$333,803

For the three months ended September 30, 2011, revenues from AT&T, Carso Global Telecom, and Verizon represented 16%, 12%, and 11% of our total revenues, respectively. For the nine months ended September 30, 2011, revenues from AT&T and Verizon represented 15% and 13% of our total revenues, respectively. For the three months ended September 30, 2010, revenues from AT&T and Verizon represented 22% and 10% of our total revenues, respectively. For the nine months ended September 30, 2010, revenues from AT&T represented 17% of our total revenues.

For the three months ended September 30, 2011, revenues from Brazil accounted for 15% of our total revenues, and for the nine months ended September 30, 2011, revenues from Brazil and India accounted for 12% and 10% of our total revenues, respectively. For the three and nine months ended September 30, 2010, revenues from India accounted for 14% and 12% of our total revenues, respectively.

The following table sets forth, for the periods indicated, our long-lived assets including net property and equipment, and other assets by geographic region (in thousands):

	Long-Lived Assets
	By Geographic Region
	September 30,	December 31,
	2011	2010
United States	$29,987	$30,836
Other	7,254	7,840

Total long-lived assets	$37,241	$38,676

Note 13 — Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	Income from Operations (Numerator)	Shares (Denominator)	Per-Share Amount
For the Three Months Ended September 30, 2011:
Basic income (loss) from operations per share	$762	69,215	$0.01
Effect of dilutive securities	0	145

Diluted income (loss) from operations per share	$762	69,360	$0.01

For the Three Months Ended September 30, 2010:
Basic income (loss) from operations per share	$(134)	68,526	$(0.00)
Effect of dilutive securities	0	0

Diluted income (loss) from operations per share	$(134)	68,526	$(0.00)

For the Nine Months Ended September 30, 2011:
Basic income (loss) from operations per share	$(21,698)	69,013	$(0.31)
Effect of dilutive securities	0	0

Diluted income (loss) from operations per share	$(21,698)	69,013	$(0.31)

For the Nine Months Ended September 30, 2010:
Basic income (loss) from operations per share	$23,006	68,179	$0.34
Effect of dilutive securities	0	677

Diluted income (loss) from operations per share	$23,006	68,856	$0.33

The computation of diluted earnings per share excludes unexercised stock options and unvested restricted stock units that are anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average number of stock options, SARs and RSUs, calculated using the treasury stock method, that were excluded due to the exercise/threshold price exceeding the average market price of our common stock during the period	3,541	4,305	3,995	3,972
Weighted average number of stock options, SARs and RSUs excluded due to the reporting of a net loss for the period	0	334	172	0

Total common stock equivalents excluded from diluted net income (loss) per share computation	3,541	4,639	4,167	3,972

There were no transactions subsequent to September 30, 2011, which, had they occurred prior to the end of our third quarter, would have changed materially the number of shares in the basic or diluted earnings per share computations.

Note 14 — Subsequent Events

On November 6, 2011, we entered into a definitive agreement to be acquired by an affiliate of Siris Capital Group, LLC (“Siris”) for approximately $780.0 million. Our Board of Directors approved the transaction, which is subject to customary closing conditions, including approval by our shareholders and regulatory approvals. If the transaction is approved by our shareholders, the Siris affiliate would acquire all of the outstanding shares of common stock of Tekelec for $11.00 per share in cash with an expected closing in the first quarter of 2012.

A special meeting of Tekelec’s shareholders will be held after the preparation and filing of a proxy statement with the Securities and Exchange Commission and subsequent mailing of the proxy statement to shareholders. Upon completion of the proposed acquisition, Tekelec would become a private company, wholly owned by the affiliate of Siris.

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

Overview of Our Business and Products

We are a leading global provider of communication core network solutions. Our solutions help connect people and devices to the mobile Internet. In general terms, our product portfolio adds a layer of network intelligence designed to allow service providers to both manage and monetize the exponential growth in mobile web, video, and applications traffic. In addition, these solutions are designed to provide our customers’ telecommunications networks with an effective and robust intelligence layer with which to offer their subscribers improved customer experiences through optimization, personalization, mobility and security. Our customers predominantly include mobile (or “wireless”) providers and, to a lesser extent, fixed (or “wireline”) and cable service providers (collectively, “service providers”). We have more than 300 customers in over 100 countries, including sixteen out of the top twenty wireless groups.

Our products also assist our customers in meeting the demands of their subscribers and the challenges of deploying a multimedia network in competitive communications environments. Our portfolio is designed to enable service providers to rely on real-time network metrics for improved levels of network decision making. In turn, service providers can dynamically manage their networks, prioritize traffic, and prevent network disruptions. This portfolio of products includes our Voice- and Text-Centric Products which are the Eagle 5, performance management and messaging products. Our Eagle 5 is one of the most widely deployed standalone signaling application platforms in the telecommunications industry that provides full signal transfer point (“STP”) capabilities and number portability solutions. In addition to these products, our Data- and Video-Centric Products (which are enabled by our XG middleware platform) include next generation session, policy and subscriber data management products that are applicable to today’s evolving networks.

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

Operating Environment and Key Factors Impacting our Results

In order to better understand the trends within our business, we believe it is important to understand the varying dynamics across geographical regions, particularly between developed and emerging markets. Within developed markets (i.e., the U.S. and Western Europe), we believe our customers are shifting their investments from 2G and 3G networks to investments in their next-generation networks, such as Long Term Evolution (“LTE”) and IP Multimedia Subsystem (“IMS”). We believe this shift in investment focus is primarily the result of the slowing growth of voice and text messaging traffic, coupled with substantial growth of data and the associated network capacity requirements, which is outpacing service provider revenues. While the shift in our customers’ focus has accelerated the decline in orders for our Voice- and Text-Centric Products, it has resulted in an increase in orders for our Data- and Video-Centric Products.

Within emerging markets (e.g., India, Brazil, Middle East and Africa, the Caribbean, South and Central America, including Mexico), service providers are continuing to invest in their 2G and 3G networks to a greater extent than service providers in developed markets. Based on our historical mix of demand for our Voice- and Text-Centric Products, we expect that emerging markets may represent a larger market opportunity for our Voice- and Text-Centric Products than developed markets in the short- to mid-term. Accordingly, we expect that emerging markets will represent an increasing percentage of our orders for these products.

Our orders were down 16% in the third quarter of 2011, and down 3% in the first nine months of 2011 as compared to the same periods of 2010. Orders for both our Voice- and Text-Centric and Data- and Video-Centric products were down during the third quarter of 2011 compared to the same period in 2010. For the first nine months of 2011, our Voice- and Text-Centric products declined by 11% compared to the same period in 2010, consistent with previous trends for these products and for the reasons discussed further below.

Orders for the first nine months of 2011 for our Data- and Video-Centric products increased by $12.5 million, or 45%, primarily due to orders for our Diameter Signaling Router (“DSR”) product. DSR is one of the primary solutions in our session management portfolio. Diameter is the session protocol used predominantly in operators’ all-data networks for policy, charging, mobility management and certain IMS functions. We continue to expect quarterly orders for our Data- and Video-Centric products to be volatile based on the timing of customer purchase decisions for these next-generation products.

Orders for our Voice- and Text-Centric products declined by 6% in the third quarter of 2011 and by 11% in the first nine months of 2011 as compared to the same periods of 2010. We believe service providers continue to shift their investment focus to their next-generation networks. Based on the current trends discussed previously, we expect a year-over-year order decline of nearly 20% for our Voice- and Text-Centric Products.

Because we completed the acquisitions of Camiant and Blueslice in May of 2010, our orders for the first four months of 2010 exclude orders during this period from the solutions obtained in these acquisitions. Camiant and Blueslice orders were approximately $5.1 million for the 2010 period prior to our acquisition in May of 2010.

Although there are indications that the demand for our Data- and Video-Centric Products is beginning to partially offset the sharp decline in demand for our Voice- and Text-Centric Products, this demand did not offset the decline during first nine months of 2011 or the full year of 2010. Because our orders on average do not convert into revenues for a period of nine to fifteen months after receipt of the order, trends within our orders are not realized in revenues until a corresponding time period has elapsed. Accordingly, in 2010 and 2011, certain of our key operating metrics, such as total revenues, gross margin, operating margin and revenues per employee, declined from our historical levels.

In response to the changing market dynamics and the decline in orders of our Voice- and Text-Centric Products, we implemented a restructuring and reorganization plan (“the Plan”) during the first nine months of 2011 to better align our operating cost structure with our current and expected business opportunities. Upon completion of the Plan, we expect to reduce our annual operating expenses by $25.0 million to $30.0 million. The post restructuring run rate is inclusive of an anticipated shift in investments from our established products to our next-generation solutions.

In addition, as part of this Plan, we are reorganizing our operations into two business units, Global Signaling Solutions (“GSS”) and Broadband Network Solutions (“BNS”). Our GSS business unit will be comprised of our Eagle 5 signaling, performance management and mobile messaging solutions (our Voice- and Text-Centric Products) and will focus on addressing the voice and text demands of service providers within their 2G and 3G networks. Further, given the market trends discussed previously, we expect the GSS business unit to focus its efforts on maximizing its profitability and cash flows, while making very selective investments to support new customer wins in certain markets. This business unit supports over 300 global customers.

The second business unit, Broadband Networks Solutions, will consist of our next-generation session, policy, and subscriber data management solutions (our Data- and Video-Centric Products) and is focused on developing solutions that manage and monetize mobile data for our service provider customers. We expect to continue to make the majority of research and development investments in these products. Given the potential market opportunity, our BNS business unit is focused on driving top-line growth for our data and video portfolio and achieving profitability as soon as practicable.

We are currently in the process of transitioning to this new business unit structure and expect to complete the business reorganization by the end of the fourth quarter of 2011.

Despite the decline in our operations, we continue to operate a cash flow positive business, as we generated $12.8 million of cash flow from operations in the third quarter of 2011 and $61.3 million of cash flow from operations in the first nine months of 2011. Given the current restructuring activities, we expect cash flows from operations for the fourth quarter of 2011 to be negative, principally due to the settlement of restructuring liabilities and reduced collections as a result of lower billings driven by declining orders through the first nine months of 2011. We had $270.5 million in cash and no debt at the end of the third quarter of 2011.

Summary of Operating Results and Key Financial Metrics

The following is a summary of our performance relative to certain key financial metrics for our operations as of and for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 (in thousands, except earnings per share):

	Three Months Ended September 30,
	2011	2010	Year-Over-Year Change
Statement of operations statistics:
Orders	$67,927	$81,103	$(13,176)	(16)%
Backlog	$225,230	$253,623	$(28,393)	(11)%
Revenues	$106,179	$108,305	$(2,126)	(2)%
Operating income (loss)	$4,425	$413	$4,012	971%
Diluted earnings (loss) per share	$0.01	$—	$0.01	N/A

	Nine Months Ended September 30,
	2011	2010	Year-Over-Year Change
Statement of operations statistics:
Orders	$202,745	$209,895	$(7,150)	(3)%
Revenues	$310,738	$333,803	$(23,065)	(7)%
Operating income (loss)	$(26,331)	$35,291	$(61,622)	(175)%
Diluted earnings (loss) per share	$(0.31)	$0.33	$(0.64)	(194)%

Orders decreased by 16% in the third quarter of 2011 from $81.1 million in the third quarter of 2010 to $67.9 million in the third quarter of 2011, and by 3% from $209.9 million in the first nine months of 2010 to $202.7 million in the first nine months of 2011. The decline in the third quarter was due to declines in demand for both our Voice- and Text-Centric Products and our Data- and Video-Centric Products. The year-to-date decrease was principally due to a decline in demand for our Voice- and Text-Centric Products which was not offset by the increase in orders for our Data- and Video-Centric Products.

Backlog decreased by $113.6 million, or 34%, from December 31, 2010 to September 30, 2011. This decrease was primarily due to a decline in year-to-date orders, as well as the seasonal nature of our orders, as revenues typically exceed orders during the first nine months of the year. Backlog decreased by $28.4 million, or 11%, from September 30, 2011 to September 30, 2011, primarily due to lower 2011 orders for the reasons discussed previously. During the nine months ended September 30, 2011 foreign exchange fluctuations and other adjustments resulted in a $5.6 million decrease in backlog.

Revenues decreased by 2% to $106.2 million in the third quarter of 2011 from $108.3 million in the third quarter of 2010, and by 7% on a year-to-date basis from $333.8 million during the first nine months of 2010 to $310.7 million during the first nine months of 2011. Revenues for the third quarter of 2011 declined due to a decline in revenues from our Data- and Video-Centric Products. This decline was principally due to receiving an acceptance in the third quarter of 2010 on a multi-million dollar next-generation session management product which was not repeated in the third quarter of 2011. The decline in revenues from our Data- and Video-Centric Products was partially offset in the third quarter of 2011 by a year-over-year increase in revenues of $4.0 million from our Eagle 5 product.

Our revenues for the first nine months of 2011 were negatively impacted by a lower backlog available at the beginning of 2011, which was caused by a decline in annual orders in 2010. This decrease in backlog and resulting decrease in revenues during the nine months ended September 30, 2011 is primarily within our Eagle 5 revenues and is due to the decrease in orders for the reasons discussed previously. The decrease in revenues for the first nine months of 2011 was partially offset by higher revenues from our next generation Data- and Video-Centric products revenues, and revenue contribution of $8.1 million in the first four months of 2011 from the Camiant and Blueslice acquisitions completed in May 2010. Camiant and Blueslice revenues were approximately $8.5 million for the 2010 period prior to our acquisition in May 2010.

Operating Income (Loss) increased by $4.0 million from $0.4 million of operating income in the third quarter of 2010 to $4.4 million of operating income in the third quarter of 2011, due primarily to an improvement in gross margins as a result of a favorable product and geographical mix and lower operating expenses as a result of the 2011 restructuring and cost control initiatives.

On a year-to-date basis, during the first nine months of 2011 we incurred an operating loss of $26.3 million, as compared to operating income of $35.3 million during the first nine months of 2010, caused primarily by (i) a reduction in gross margins of $32.6 million due to lower revenues as discussed above and an increase in amortization expense of $9.6 million as a result of acquiring Camiant and Blueslice in the second quarter of 2010, as well as the revision of the useful lives of intangible assets related to our 2004 Steleus and 2005 iptelorg acquisitions, and (ii) restructuring charges of $28.5 million.

Diluted Earnings (Loss) per Share remained comparable increasing from $0.00 in the third quarter of 2010 to $0.01 in the third quarter of 2011. On a year-to-date basis, diluted earnings per share decreased from $0.33 in the first nine months of 2010 to a loss of $0.31 per share the first nine months of 2011, primarily due to the decrease in operating income discussed above.

Results of Operations

Revenues

Revenues decreased by 2% and 7% in the third quarter and first nine months of 2011 as compared to the third quarter and first nine months of 2010, respectively, due primarily to the fact that we entered 2011 with $34.8 million less in backlog than the backlog at the beginning of 2010. The following discussion provides a more detailed analysis of changes in revenues by type (product, warranty and support, and services).

Revenues by Type

In order to provide a better understanding of the year-over-year changes and the underlying trends in our revenues, we have provided a discussion of revenues by type (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2011	2010	2010 to 2011
Product revenues	$72,550	$67,709	$4,841	7%
Warranty and support revenues	22,487	23,020	(533)	(2)%
Professional and other services revenues	11,142	17,576	(6,434)	(37)%

Total revenues	$106,179	$108,305	$(2,126)	(2)%

	For the Nine Months Ended
	September 30,		Change
	2011	2010	2010 to 2011
Product revenues	$207,202	$219,137	$(11,935)	(5)%
Warranty and support revenues	67,907	63,713	4,194	7%
Professional and other services revenues	35,629	50,953	(15,324)	(30)%

Total revenues	$310,738	$333,803	$(23,065)	(7)%

Product Revenues

Our product revenues increased by $4.8 million, or 7%, in the third quarter of 2011 compared with the third quarter of 2010, due primarily to the increase in revenue from our Eagle 5 product revenues in our North American region. This increase in Eagle 5 revenues was primarily due to an increase in unanticipated short-term demand for this product.

Product revenues for the first nine months of 2011 decreased by $11.9 million, or 5%, as compared to the same period in 2010 due to the decrease in our Voice- and Text-Centric Product revenues. As we mentioned above, we believe orders and revenues for our Eagle 5 products will continue to decline as the market shifts from focusing on voice and text solutions to those focused on mobile data and video. This decrease was partially offset by higher Data- and Video-Centric Product revenues. These year-over-year revenue changes are a result of the order trends discussed previously.

Warranty and Support Revenues

Warranty and support revenues include revenues from (i) our standard warranty coverage, which is typically provided at no charge for the first year but is allocated a portion of the arrangement fee in accordance with the authoritative guidance for revenue recognition and (ii) our extended warranty and support offerings. After the first year warranty, our customers typically purchase warranty and support services for periods of up to a year in advance, which we reflect in deferred revenues. We recognize the revenue associated with our warranty services ratably over the term of the warranty arrangement based on the number of days the contract is outstanding during the period.

Warranty and support revenues remained comparable, decreasing by 2%, in the third quarter of 2011 compared to the third quarter of 2010, and increased by 7% for the first nine months of 2011 versus the first nine months of 2010. This year-over-year increase was principally due to the increase in warranty revenues associated with our increasing installed base of global customers. The majority of the increase in our installed base of customer has occurred as a result of our international expansion and the growing customer base for our products.

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

Professional and other services revenues for the third quarter of 2011 decreased by $6.4 million, or 37%, as compared to the third quarter of 2010. On a year-to-date basis, professional and other services revenues declined by $15.3 million, or 30%, compared to the first nine months of 2010. This decrease is primarily due to a decline in services related revenues for our Eagle 5 and performance management products as we continue to sell fewer initial deployments to new customers, which are generally more services intensive than existing customers. This decline was partially offset by higher year-over-year professional and other services revenues for our Data- and Video-Centric Products.

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

Cost of Sales

In order to better understand our cost structure, we analyze and present our costs and expenses in the categories discussed below:

Cost of goods sold

Cost of goods sold includes: (i) materials, labor, and overhead costs incurred internally and paid to contract manufacturers to produce our products; (ii) personnel and other costs incurred to install our products; and (iii) customer service costs to provide continuing support to our customers under our warranty offerings. Cost of goods sold in dollars and as a percentage of revenues for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2011	2010	2010 to 2011
Cost of good sold	$34,236	$40,773	$(6,537)	(16)%
Revenues	106,179	108,305	(2,126)	(2)%
Cost of good sold as a percentage of revenues	32%	38%

	For the Nine Months Ended
	September 30,		Change
	2011	2010	2010 to 2011
Cost of good sold	$115,570	$115,963	$(393)	(0)%
Revenues	310,738	333,803	(23,065)	(7)%
Cost of good sold as a percentage of revenues	37%	35%

Cost of goods sold decreased in absolute dollars and as a percentage of revenues in the third quarter of 2011 as compared to the same period in 2010 primarily due to a higher percentage of our revenues being derived from extension orders of our Eagle 5 products versus initial systems. Also contributing to the decrease is a favorable shift in geographic mix to developed markets from emerging markets. Cost of goods sold remained comparable in absolute dollars but increased as a percentage of revenues for the nine months ended September 30, 2011 as compared to the same period in 2010. The increase as a percentage of revenues is primarily due to (i) approximately $4.3 million of warranty-related costs and inventory write-offs that were incurred during the first nine months of 2011 related to hardware transitions and delivery requirements associated with our policy and subscriber data management products, (ii) a $2.0 million write-off of deferred costs related to a customer in the Middle East due to collectability concerns and therefore our ability to recover these costs, and (iii) an increase in customer services costs required to deliver the associated services revenue and in support of deployments and customer trials of our session, policy and subscriber data management solutions.

Amortization of Intangible Assets

Amortization of intangible assets for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Amortization of intangible assets related to:
Camiant	$2,988	$5,233	$8,966	$7,187
mBalance	1,709	1,103	5,099	2,893
Steleus	2,111	483	5,257	1,447
Blueslice	632	653	2,103	1,209
iptelorg	635	111	1,569	339
Other	12	11	35	19

Total	$8,087	$7,594	$23,029	$13,094

The increase in amortization on a year-to-date basis in 2011 is due in part to having amortization associated with Camiant and Blueslice intangible assets acquired in May 2010 for the full period in 2011. Additionally, during the first quarter of 2011 we evaluated the remaining useful lives of purchased technology intangible assets associated with our 2004 Steleus and 2005 iptelorg acquisitions. Based on current technological trends and our related expected business opportunities, we shortened the useful lives of these assets with the resulting increase in amortization reflected in our 2011 cost of sales. The shortened useful lives of these assets are the primary reason for the increase in amortization expense during the three and nine month periods in 2011 as compared to the same periods in 2010.

Research and Development Expenses

Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries and benefits, occupancy costs, consulting costs and the cost of development equipment and supplies. The following sets forth our research and development expenses in dollars and as a percentage of revenues for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

For the Three Months Ended
September 30,	Change
2011	2010	2010 to 2011
Research and development	$23,772	$24,094	$(322)	(1)%
Percentage of revenues	22%	22%

For the Nine Months Ended
September 30,	Change
2011	2010	2010 to 2011
Research and development	$72,965	$68,666	$4,299	6%
Percentage of revenues	23%	21%

The following is a summary of the year-over-year fluctuations in our research and development expenses during the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 (in thousands):

	Three Months Ended September 30, 2010 to 2011	Nine Months Ended September 30, 2010 to 2011
Increase (decrease) in:
Salaries, benefits and incentive compensation	$521	$3,714
Stock-based compensation	(108)	71
Integration-related compensation	(243)	(223)
Consulting and professional services	(493)	(286)
Facilities and depreciation	314	852
Other	(313)	171

Total	$(322)	$4,299

The decrease in research and development expenses for the three months ended September 30, 2011 as compared to the same period in 2010 is principally due to decreases in integration-related compensation and consulting and professional services expenses. The integration and consulting costs related to employee retention and integration related programs associated with our May 2010 acquisitions of Camiant and Blueslice. Other expenses also decreased, primarily as a result of lower spending on hardware and materials to support our Data- and Video-Centric products. Partially offsetting the above decreases were increases in salaries, benefits and incentive compensation expenses and facilities and depreciation expenses as a result of additions to our employee base supporting our Data- and Video-Centric products.

The increase in research and development expenses for the nine months ended September 30, 2011 as compared to the same period in 2010 is principally due to an increase of $6.5 million of expenses associated with our acquisitions of Camiant and Blueslice, as these acquisitions were completed in May of 2010 and were not fully included in our expense profile in the first nine months of 2010. We continue to invest in the Data- and Video-Centric Products, given the significant opportunity we see developing in the market. Increases in investments in these products were partially offset by a decrease in investment in our Voice- and Text-Centric products, as we continue to reduce our investments in these products commensurate with the decline in related orders.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of costs associated with our sales force and marketing personnel, including: (i) salaries, commissions and related costs; (ii) outside contract personnel costs; (iii) facilities costs; (iv) advertising and other marketing costs, such as tradeshows; and (v) travel and other costs. The following table sets forth our sales and marketing expenses in dollars and as a percentage of revenues for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2011	2010	2010 to 2011
Sales and marketing expenses	$16,951	$20,192	$(3,241)	(16)%
Percentage of revenues	16%	19%

	For the Nine Months Ended
	September 30,		Change
	2011	2010	2010 to 2011
Sales and marketing expenses	$55,673	$55,858	$(185)	(0)%
Percentage of revenues	18%	17%

The following is a summary of the year-over-year fluctuation in our sales and marketing expenses during the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 (in thousands):

	Three Months Ended September 30, 2010 to 2011	Nine Months Ended September 30, 2010 to 2011
Increase (decrease) in:
Salaries, benefits and incentive compensation	$(440)	$2,399
Stock-based compensation	(234)	(97)
Integration-related compensation	(1,157)	(1,359)
Sales commissions	263	513
Marketing and advertising	(104)	(39)
Travel	(764)	(308)
Other	(805)	(1,294)

Total	$(3,241)	$(185)

The decrease in sales and marketing expenses in the third quarter of 2011 as compared to the same period of 2010 was primarily attributable to (i) 2010 including expenses for certain integration-related compensation that were not repeated in 2011, (ii) lower other expenses due to reduced third party contractor fees and 2010 including certain acquisition related consulting services not repeated in 2011, and (iii) reduced travel expenses as a result of our cost control initiatives.

On a year-to-date basis, sales and marketing expenses remained comparable to the same period of 2010, as decreases in integration-related compensation, travel and other expenses discussed above were offset by increases in employee compensation related expenses. Salaries, benefits and incentive compensation increased due primarily to additional sales and marketing personnel costs associated with our May 2010 acquisitions of Camiant and Blueslice. Sales commission expenses increased due to increases in third party commissions which are typically paid at much higher rates than those to our direct sales force.

General and Administrative Expenses

General and administrative expenses are composed primarily of costs associated with our executive and administrative personnel (e.g., legal, business development, finance, information technology and human resources personnel) and consist of: (i) salaries and related compensation costs; (ii) consulting and other professional services (e.g., litigation and other outside counsel fees, and audit fees); (iii) facilities and insurance costs; and (iv) travel and other costs. The following table sets forth our general and administrative expenses in dollars and as a percentage of revenues for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2011	2010	2010 to 2011
General and administrative expenses	$11,738	$13,219	$(1,481)	(11)%
Percentage of revenues	11%	12%

	For the Nine Months Ended
	September 30,		Change
	2011	2010	2010 to 2011
General and administrative expenses	$35,971	$39,176	$(3,205)	(8)%
Percentage of revenues	12%	12%

The following is a summary of the year-over-year fluctuation in our general and administrative expenses during the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 (in thousands):

	Three Months Ended September 30, 2010 to 2011	Nine Months Ended September 30, 2010 to 2011
Increase (decrease) in:
Salaries, benefits and incentive compensation	$(513)	$(971)
Stock-based compensation	66	(1,775)
Integration-related compensation	(202)	(540)
Consulting and professional services	366	1,624
Facilities and depreciation	(260)	(205)
Bad debt expense	(692)	(821)
Other	(246)	(517)

Total	$(1,481)	$(3,205)

General and administrative expenses decreased in the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, primarily as a result of decreases in employee compensation related expenses. Employee related compensation expenses decreased primarily as a result of reductions in headcount, as well as cancellations of certain outstanding equity grants as a result of employee terminations associated with the 2011 restructuring. Bad debt expense decreased, reflecting improved cash collections on accounts receivable, and other expenses decreased primarily as a result of our ongoing cost control initiatives. These decreases were partially offset by an increase in consulting and professional services costs as a result of additional legal fees associated with patent and litigation related items.

Amortization of Intangible Assets

As a result of our acquisitions, we have recorded various intangible assets including trademarks, customer relationships and non-compete agreements. Amortization of intangible assets related to our acquisitions is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Camiant	$1,262	$1,261	$3,784	$1,997
mBalance	423	273	1,261	715
Blueslice	94	79	284	152

Total	$1,779	$1,613	$5,329	$2,864

Restructuring and Other Costs

In January 2011, we entered into an employment severance agreement with our former President and Chief Executive Officer in connection with his resignation as an executive officer and employee effective January 4, 2011. In April 2011, we entered into a termination agreement with our former Executive Vice President, Global Sales, in connection with his resignation as an executive officer and employee effective April 29, 2011. In connection with these agreements, we incurred approximately $2.5 million and $1.6 million with respect to our former President and Chief Executive Officer and our former Executive Vice President, Global Sales, respectively, in severance costs that will be paid during 2011 and 2012.

During 2010 and continuing through 2011, demand for our Voice- and Text-Centric Products has continued to decline as service providers shift their investments to data and other broadband services. Further, while demand for Data- and Video-Centric Products has continued to grow, the growth has not offset this decline. As a result, certain of our key operating metrics, such as total orders, total revenue, gross margin, operating margin and revenue per employee, declined from our historical levels.

In response to this decline, in the first quarter of 2011, we initiated a restructuring plan (the “Plan”) as part of our efforts to better align our operating cost structure with our current and expected business opportunities. Under the Plan we have initiated the following actions:

•

a reduction of our overall headcount in the U.S and the consolidation of positions from various global locations and, subject to employee information and consultation processes, further reductions in positions in foreign countries, which overall workforce reduction is expected to be approximately 15% to 20% of our workforce;

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

Included in our results from operations for the three and nine months ended September 30, 2011 are pre-tax restructuring charges of $5.2 million and $28.5 million, respectively. These costs consist of severance costs under our severance policies, including the amounts related to our former officers discussed above and are included in “Restructuring and other” in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011. Based on the actions taken to date, we anticipate that during 2011 we will incur total restructuring costs of between $30.0 million and $35.0 million. The Plan and the associated costs are based on our current best estimates which could change materially, including without limitation as a result of (i) the ongoing review of our operations and the potential for further restructuring activities in 2011, and (ii) the employee information and consultation processes conducted in local jurisdictions associated with our restructuring activities.

Subject to complying with and undertaking any necessary individual and collective employee information and consultation obligations required by local law, we expect the majority of these activities to occur and associated employee expenses to be incurred by the end of 2011. We may incur additional charges after December 31, 2011 related to facilities and other costs as we exit certain locations internationally. The Plan and the associated costs are based on our current best estimates which could change materially if activity, such as but not limited to the results of employee information and consultation processes conducted in international jurisdictions, differ from our expectations.

Upon completion of the restructuring, we expect to reduce our annual operating expenses by $25.0 million to $30.0 million. The post restructuring run rate is inclusive of an anticipated shift in investments from our established products to our next-generation solutions.

Given that many of the positions potentially affected by this restructuring activity are in international locations, and are subject to notification and consultation processes, the majority of these annualized savings are not expected to be realized until 2012 and beyond.

The following table provides a summary of our restructuring activities and the remaining obligations as of September 30, 2011 (in thousands):

Severance Costs and Related Benefits
Restructuring obligations, June 30, 2011	$18,819
2011 Restructuring and related expenses	5,191
Cash payments	(2,699)
Effect of exchange rate changes	(19)

Restructuring obligations, September 30, 2011	$21,292

Severance Costs and Related Benefits
Restructuring obligations, December 31, 2010	$441
2011 Restructuring and related expenses(1)	28,288
Cash payments	(7,436)
Effect of exchange rate changes	(1)

Restructuring obligations, September 30, 2011	$21,292

(1)	Excludes a non-cash charge of $0.2 million associated with certain computer and research and development lab equipment.

Restructuring obligations are included in “Accrued expenses” and “Other long-term liabilities” in the accompanying unaudited condensed consolidated balance sheets. We anticipate settling the majority of our restructuring obligations during 2011 and 2012.

Other Income and Expense

For the three and nine months ended September 30, 2011 and 2010, other income and expenses were as follows (in thousands, except percentages):

	For the Three Months Ended
	September 30,		Change
	2011	2010	2010 to 2011
Interest income	$37	$28	$9
Interest expense	(11)	(64)	53
Foreign currency gain (loss), net	(913)	(790)	(123)
Other, net	(225)	(247)	22

Total other income (expense), net	$(1,112)	$(1,073)	$(39)

	For the Nine Months Ended
	September 30,		Change
	2011	2010	2010 to 2011
Interest income	$103	$297	$(194)
Interest expense	(248)	(185)	(63)
Gain on investments carried at fair value, net	0	118	(118)
Foreign currency gain (loss), net	(1,751)	(2,230)	479
Other, net	(864)	(932)	68

Total other income (expense), net	$(2,760)	$(2,932)	$172

Interest income and expense. Interest income decreased during the nine months ended September 30, 2011 due to lower interest bearing cash balances in 2011 as a result of our purchase of Camiant and Blueslice in May 2010. In addition, the first nine months of 2010 included investments in auction rate securities that earned a higher rate of interest income. These auction rate securities were fully redeemed at the end of the second quarter of 2010.

Foreign currency gain (loss), net. Foreign currency loss, net and other for the three and nine months ended September 30, 2011 and 2010 consists primarily of (i) the net cost of our hedging program related to foreign currency risk, including the gains and losses on forward contracts on foreign currency exchange rates used to hedge our exposure to foreign currency risks, (ii) foreign currency gains and losses associated with the underlying hedged item (principally accounts receivable), and (iii) remeasurement adjustments from consolidating our international subsidiaries. The loss on foreign currency decreased in the first nine months of 2011 from that of the first nine months of 2010 primarily due to lower hedging costs and improved hedging efficiency.

Provision for Income Taxes

The income tax provisions for the three months ended September 30, 2011 and 2010 were $2.6 million and ($0.5) million respectively resulting in income tax expense (benefit) as a percentage of pre-tax income, or an effective tax rate, of 77% and 80%, respectively. The income tax provisions for the nine months ended September 30, 2011 and 2010 were ($7.4) million and $9.4 million, respectively, resulting in income tax expense (benefit) as a percentage of pre-tax income, or an effective tax rate, of 25% and 29%, respectively.

The differences in the effective rates for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, are largely due to the jurisdictional allocation of earnings between countries with lower tax rates and the U.S. In addition, the tax rates for both periods are being significantly impacted by discrete items. For the first nine months of 2011, we recorded charges relating to stock based compensation and a valuation allowance for certain tax credits, partially offset by the recognition of previously unrecognized tax benefits related to transfer pricing and tax benefits related to the filing of our 2010 tax returns in the U.S. and various foreign jurisdictions. For the first nine months of 2010, discrete items included a charge relating to stock based compensation and expense relating to nondeductible acquisition expenses offset by a tax benefit resulting from amended state tax filings.

We have not provided for all U.S. federal income and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. Should we decide to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in that period.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what is currently estimated, a material impact on income tax expense could result.

As of September 30, 2011 and 2010, unrecognized tax benefits were $14.0 million and $13.8 million, respectively, which if recognized would impact the effective tax rate. Interest and penalties related to unrecognized tax benefits were $0.1 million and $0.3 million, respectively, and are recognized in the provision for income taxes. The results and timing of the resolution of tax audits is highly uncertain and we are unable to estimate the range of possible changes to the balance of unrecognized tax benefits over the next 12 months though we do not anticipate a material change. Although we are currently under examination by the IRS for tax years 2007 through 2009, we believe we have made adequate provision in the accompanying unaudited condensed consolidated financial statements for any potential adjustments the IRS may propose with respect to income tax returns filed.

Please refer to Note 9 of the accompanying unaudited condensed consolidated financial statements for an additional discussion related to income taxes and a comparison to the statutory tax rate.

Liquidity and Capital Resources

Key measures of our liquidity are as follows (in thousands, except percentages):

	$270,456	$270,456	$270,456	$270,456
	September 30, 2011	December 31, 2010	Change 2010 to 2011
Balance sheet statistics:
Cash and cash equivalents	$270,456	$220,938	$49,518	22%
Working capital	$301,439	$286,910	$14,979	5%

	$270,456	$270,456	$270,456	$270,456
	Nine Months Ended September 30,
	2011	2010	Change 2010 to 2011
Cash provided by (used in) operating activities	$61,337	$20,202	$41,135	204%
Cash provided by (used in) investing activities	$(12,039)	$(83,038)	$70,999	(86)%
Cash provided by (used in) financing activities	$33	$8,850	$(8,817)	(100)%

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

Our working capital was $301.4 million as of September 30, 2011, compared to $286.9 million as of December 31, 2010. The increase in working capital in the first nine months of 2011 was primarily attributable to the increase in net income for the period before amortization, depreciation, stock-based compensation and other non-cash charges. Our cash and cash equivalents were $270.5 million and $220.9 million as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, we had a $75.0 million line of credit facility, which includes a sub-limit for letters of credit, with Wells Fargo Bank, National Association. The line of credit is unsecured except for our pledge of 65% of the outstanding stock of certain subsidiaries. As of September 30, 2011, there were no outstanding borrowings under the line of credit facility, other than approximately $2.6 million of outstanding letters of credit.

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

Operating Activities

Net cash provided by operating activities was $61.3 million and $20.2 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in our cash flows from operations was primarily due to higher cash collections of accounts receivable and improved inventory management. The improved management of working capital items offsets the decline in earnings on a year-over-year basis.

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

Investing Activities

Net cash used in investing activities was ($12.0) million and ($83.0) million for the nine months ended September 30, 2011 and 2010, respectively. Our cash flows from investing activities primarily relate to (i) strategic acquisitions; (ii) purchases and sales of investments; and (iii) purchases of property and equipment.

During the first nine months of 2011, our investing activities consisted of property and equipment purchases of $12.0 million. In the first nine months of 2010, acquisition related net cash outflows were $162.0 million for the purchase of Camiant and Blueslice. Our investment in property and equipment in the 2010 period was $14.1 million. Offsetting these investing cash outflows was $93.0 million in proceeds related to our former investments in auction rate securities (issuer calls and the exercise of the related UBS Put right to redeem these auction rate securities on June 30, 2010 at par value).

We continue to closely monitor our capital expenditures while making strategic investments in the development of our existing products and the replacement of certain older computer and information technology infrastructure to meet the needs of our workforce. For 2011, we expect our total capital expenditures to be at or below 2010 levels of approximately $18.0 million.

Financing Activities

Net cash provided by (used in) financing activities was $33,000 and $8.9 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, our financing activities primarily consisted of proceeds of $1.3 million from net issuances of common stock pursuant to the exercise of employee stock options and purchases under our employee stock purchase plan, including the excess tax benefit on those exercises, offset by $1.2 million of employee withholding tax payments made as a result of net share settlements of equity awards. For the nine months ended September 30, 2010, our financing activities primarily consisted of proceeds of $11.8 million from net issuances of common stock pursuant to the exercise of employee stock options and purchases under our employee stock purchase plan, including the excess tax benefit on those exercises, partially offset by $2.9 million of employee withholding tax payments made as a result of net share settlements of equity awards.

Critical Accounting Policies and Estimates

For information about our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K.

Recent Accounting Pronouncements

Testing Goodwill for Impairment. In September, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment (the revised standard).” The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing both public and nonpublic entities with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt the revised standard even if its annual test date is before September 15, 2011 (the date on which the revised standard was issued), provided that the entity has not yet issued its financial statements for the period that includes its annual test date. We do not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.

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

Fair Value Measurements and Disclosures. In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. For public companies, the ASU is effective for interim and annual periods beginning after December 15, 2011. We do not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.

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

•

the occurrence of any event or proceeding that could give rise to the termination of the merger agreement under which the Company is proposed to be acquired by an affiliate of Siris Capital Group, LLC;

•	the parties’ inability to complete the merger if the closing conditions are not satisfied;

•

the possibility that our management may be preoccupied with merger-related considerations and may be diverted from the day-to-day operations of our business and the pursuit of our strategic initiatives;

•	the negative impact that the pendency of the merger may have on our relationships with our key managers and other employees, as well as with our customers and suppliers;

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 other than the following:

There are risks and uncertainties associated with our proposed merger with and acquisition by an affiliate of Siris Capital Group, LLC.

On November 6, 2011, we entered into an agreement and plan of merger (the “Merger Agreement”} providing for the acquisition of the Company by a newly formed affiliate of Siris Capital Group, LLC (“Siris”). Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, the Siris affiliate will merge with and into the Company, and the Company will become a private company, wholly owned by the Siris affiliate.

There are a number of risks and uncertainties relating to the merger. For example, the merger may not be consummated or may not be consummated as currently anticipated, as a result of several factors. There can be no assurance that approval of our shareholders and requisite regulatory approvals will be obtained, that the other conditions to the closing of the merger will be satisfied or waived or that other events will not intervene to delay, or result in the termination of, the merger.

Our business could be adversely impacted as a result of uncertainty related to the proposed merger.

The proposed merger with and acquisition by an affiliate of Siris could cause disruptions in our business relationships and business generally, which could have an adverse effect on our business, financial condition, results of operations and cash flows. For example:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business and the pursuit of our strategic initiatives;

•

our key managers and other employees may experience uncertainty about their future roles at the Company, which might adversely affect our ability to retain and hire key managers and other employees; and

•

customers and suppliers may experience uncertainty about the Company’s future and seek alternative business relationships with third parties or seek to alter their business relationships with the Company.

Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the proposed merger, which restrictions could adversely affect our ability to realize certain of our business strategies or pursue opportunities that may arise prior to the closing of the merger.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger, and we must pay many of these fees and costs regardless of whether or not we consummate the merger.

Failure to complete the proposed merger could negatively impact our business, financial condition, results of operations and stock price.

The completion of the proposed merger is subject to a number of conditions, and there can be no assurance that the conditions to the completion of the proposed merger will be satisfied or that the proposed merger will otherwise occur. If the proposed merger is not completed, we will be subject to several risks, including:

•

the current price of our common stock may reflect a market assumption that the proposed merger will occur, meaning that a failure to complete the proposed merger could result in a decline in the price of our common stock;

•	we may be required to pay a termination fee of $15.0 million if the Merger Agreement is terminated under certain circumstances, and any such payment would negatively affect our liquidity;

•	we expect to incur substantial transaction costs in connection with the proposed merger, whether or not it is completed; and

•	we would not realize any of the anticipated benefits of having completed the proposed merger.

Item 5. Other Information

Our policy governing transactions in our securities by our directors, executive officers and certain other employees permits such persons from time to time to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Exchange Act. Ronald J. de Lange, our President and Chief Executive Officer, has adopted a Rule 10b5-1 stock trading plan that was in effect as of September 30, 2011. The Company does not undertake any obligation to disclose, or to update or revise any disclosure regarding, any such plans and specifically does not undertake to disclose the adoption, amendment, termination or expiration of any such plans.

Item 6. Exhibits

Exhibit	Description

10.1	2011 Officer Severance Plan(1)

10.2	Employment Separation Agreement effective July 20, 2011 between the Company and Yusun Kim Riley(2)

10.3	Consulting Agreement effective July 20, 2011 between the Company and Yusun Kim Riley(3)

10.4	Form of Indemnification Agreement between the Company and each of its directors and executive officers(4)

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.1	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (filed with the Securities and Exchange Commission on November 7, 2011), is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, (ii) unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, (iii) unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2011 and 2010, (iv) unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, and (v) notes to unaudited condensed consolidated financial statements (5)

(1)	Filed herewith.
(2)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2011, as filed with the Commission on August 4, 2011.
(3)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-15135) for the quarter ended June 30, 2011, as filed with the Commission on August 4, 2011.
(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-15135) dated September 12, 2011, as filed with the Commission on September 13, 2011.
(5)	The XBRL information in Exhibit 101.1 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that Section, nor shall such information be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEKELEC

Date: November 7, 2011	/s/ RONALD J. DE LANGE
Ronald J. de Lange
President and Chief Executive Officer

Date: November 7, 2011	/s/ GREGORY S. RUSH
Gregory S. Rush
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 7, 2011	/s/ PAUL J. ARMSTRONG
Paul J. Armstrong
Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Description

10.1	2011 Officer Severance Plan

31.1	Certification of Chief Executive Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Tekelec pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Tekelec pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (filed with the Securities and Exchange Commission on November 7, 2011), is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, (ii) unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, (iii) unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2011 and 2010, (iv) unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, and (v) notes to unaudited condensed consolidated financial statements(1)

(1)	The XBRL information in Exhibit 101.1 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that Section, nor shall such information be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.